Form 10-K405
period 1999-01-02
SELECT COMFORT CORP
filed 1999-04-01
CIK 827187

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                    FORM 10-K
(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to                   .
                                     ----------------   ------------------

                           COMMISSION FILE NO. 0-25121

                              --------------------

                           SELECT COMFORT CORPORATION
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                         41-1597886
  (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                         Identification No.)


   6105 TRENTON LANE NORTH, SUITE 100
          MINNEAPOLIS, MINNESOTA                                   55442
 (Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code: (612) 551-7000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 1, 1999, 18,568,471 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was $249,599,034.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the year ended January 2, 1999 (the "1998 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 1999 Annual Meeting to be held June 8, 1999 (the "1999 Proxy Statement").

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                              -------------------

PART I.............................................................. 2

   ITEM 1. BUSINESS................................................. 2
      General....................................................... 2
      Business and Growth Strategy.................................. 2
      Products...................................................... 3
      Retail Stores................................................. 4
      Direct Marketing Operations................................... 5
      Road Show Events.............................................. 6
      Marketing and Advertising..................................... 6
      Consumer Education and Customer Service....................... 6
      Research and Product Development.............................. 7
      Manufacturing and Distribution................................ 7
      Suppliers..................................................... 8
      Intellectual Property......................................... 8
      Competition................................................... 8
      Consumer Credit Arrangements.................................. 9
      Governmental Regulation....................................... 9
      Employees.....................................................10
      Certain Important Factors.....................................10

   ITEM 2. PROPERTIES...............................................14

   ITEM 3. LEGAL PROCEEDINGS........................................14

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......15

   ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.......................17


PART II.............................................................18

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
   RELATED STOCKHOLDER MATTERS......................................18
      Number of Record Holders; Dividends...........................18
      Previous Sales of Unregistered Securities.....................18
      Use of Proceeds from Initial Public Offering..................18

   ITEM 6. SELECTED FINANCIAL DATA..................................19

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS..............................19

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
   MARKET RISK......................................................19

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............19


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE..............................19

PART III............................................................20

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......20
      Directors, Executive Officers, Promoters and Control Persons..20
      Section 16(a) Beneficial Ownership Reporting Compliance.......20

   ITEM 11. EXECUTIVE COMPENSATION..................................20

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT.......................................................20

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........20


PART IV.............................................................21

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
   ON FORM 8-K......................................................21
      (a) 1.  Consolidated Financial Statements.....................21
          2.  Consolidated Financial Statement Schedules............21
          3.  Exhibits..............................................22
      (b)     Reports on Form 8-K...................................22

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K.........................26

                              --------------------

     OUR FISCAL YEAR ENDS ON THE SATURDAY CLOSEST TO DECEMBER 31, AND UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO YEARS IN THIS FORM 10-K REFER TO OUR FISCAL YEARS. ALL REFERENCES TO "SELECT COMFORT," "THE COMPANY," "WE" OR "US" HEREIN INCLUDE OUR WHOLLY OWNED SUBSIDIARIES, SELECT COMFORT DIRECT CORPORATION, SELECT COMFORT RETAIL CORPORATION, DIRECT CALL CENTERS, INC. AND SELECT COMFORT SC CORPORATION.

     SELECT COMFORT-Registered Trademark-, SLEEP NUMBER-Registered Trademark-, COMFORT CLUB-Registered Trademark-, 90 NIGHT TRIAL, BETTER NIGHT'S SLEEP GUARANTEE, THE AIR BED COMPANY and the Company's stylized logo are trademarks of the Company.

                                     PART I

                              --------------------

      THIS FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE HEADING BELOW ENTITLED "CERTAIN IMPORTANT FACTORS."

ITEM 1. BUSINESS

GENERAL

Select Comfort, "The Air Bed Company," is the leading manufacturer, specialty retailer and direct marketer of premium quality, premium priced, innovative air beds and sleep-related products. We believe we are revolutionizing the mattress industry by offering a differentiated product through a variety of service-oriented distribution channels.

Our products address broad-based consumer sleep problems, resulting in a better night's sleep. Our proprietary technology allows our air beds to more naturally contour to the body, thereby generally providing:

- better spinal alignment,
- reduced pressure points,
- greater relief of lower back pain,
- greater overall comfort, and
- better quality sleep

in comparison with traditional mattress products. A firmness control system allows customers to independently customize the firmness on each side of the Select Comfort air bed to their optimal level of comfort and support.

Unlike traditional mattress manufacturers, we sell our products directly to consumers through three controlled, complementary and service-oriented distribution channels, including Company-operated retail stores and leased departments within larger retail stores, direct marketing operations and road show events.

Our retail operations included 264 stores in 44 states, including 14 leased departments (13 in Bed Bath & Beyond stores), at January 2, 1999. We plan to open approximately 75 retail stores in 1999, including the expansion of our leased department concept.

Select Comfort was incorporated in Minnesota in February 1987. Our principal executive office is located at 6105 Trenton Lane North, Suite 100, Minneapolis, Minnesota 55442. Our telephone number is (612) 551-7000.

BUSINESS AND GROWTH STRATEGY

We intend to leverage our position as the leading manufacturer, specialty retailer and direct marketer of innovative air beds and sleep-related products by increasing awareness of air bed technology and further establishing the Select Comfort brand to be synonymous with a better night's sleep, premium quality products and superior customer service.

Key elements of our business strategy are as follows:

- PROVIDE A SUPERIOR PRODUCT. Our products differ from traditional mattresses by addressing broad-based consumer sleep problems through the greater comfort and support of sleeping on air and through the ability to customize the firmness on each side of the mattress at the touch of a button.

- EDUCATE CONSUMERS AND PROVIDE SUPERIOR CUSTOMER SERVICE. Since consumer education and customer service are critical to convey the features and benefits of our innovative air beds and to achieve high levels of customer acceptance and satisfaction, we seek to provide a more friendly and informative sales environment. In order to ensure superior customer satisfaction, retail, direct marketing and road show sales professionals receive extensive training in sleep technology and our proprietary technology and products, including features and benefits, assembly and service procedures and policies. We also maintain a customer service department of over 35 employees who receive similar training and respond to consumer questions.

- INCREASE PRODUCT AWARENESS AND BRAND RECOGNITION. We believe that the single most important factor in increasing sales is increasing consumer awareness of the features and benefits of Select Comfort air beds. Our highest brand awareness and market share is in Minneapolis, where we have our largest advertising budget and largest number of retail stores. We plan to increase product awareness and brand recognition nationwide through continued investment in advertising and expansion of our retail store base.

- LEVERAGE COMPLEMENTARY DISTRIBUTION CHANNELS. We distribute directly to customers through Company-operated retail stores, direct marketing operations and road show events. Our control over these three complementary distribution channels provides significant competitive advantages, including the ability to:

     - leverage the Select Comfort brand name to generate inquiries and convert inquiries to sales,

     - leverage advertising and marketing programs across multiple markets and distribution channels,

     - interact directly with consumers to enhance customer satisfaction and build brand loyalty,

     - train sales professionals regarding Select Comfort's products and to provide superior customer service, and

     - utilize data from direct marketing operations to support retail and road show site selection, new store openings and road show events.

- CAPITALIZE ON VERTICALLY INTEGRATED OPERATIONS. We maintain control over all phases of our business, including the design, manufacturing, marketing, distribution and service of our air beds. This allows us to maintain rigorous product quality standards, establish coordinated and integrated sales and marketing efforts, carefully manage the presentation and pricing of our products and focus on customer satisfaction and service.

- PURSUE ADDITIONAL GROWTH OPPORTUNITIES. We have begun testing an in-home assembly service in selected markets through national providers to enhance customer satisfaction by providing greater convenience to the customer. We continue to evaluate product enhancements and new accessory products, such as the recently initiated test marketing of adjustable frames. There can be no assurance that the level of sales from these growth opportunities will justify the costs associated with their development and marketing.

PRODUCTS

AIR BEDS

Every Select Comfort air bed has a patented air chamber as its functioning core and comes with a patented firmness control system ("FCS") that allows the customer to easily and instantly customize the firmness of the mattress at the touch of a button. All of our air beds, except twin size mattresses, are available with independent air chambers for each side of the mattress, allowing customized firmness for each sleep partner. Our Imperial and Ultra Series of air beds feature a wireless remote control with a digital display of the user's "Sleep Number," which reflects the level of firmness and allows the customer to more easily adjust and readjust the firmness level to the customer's personal preference. Our air beds feature either a traditional cover or a pillowtop style cover that provides extra cushioning. The covers are constructed with sanitized and hypoallergenic Damask ticking made from blends of polyester/polypropylene or cotton/rayon, or from 100% rayon. Our air beds are manufactured in a broad array of sizes and styles, including all standard bed sizes and a waterbed replacement size that fits into a customer's existing waterbed frame. We restaged our product line in the spring of 1998 to include new cover designs as well as the addition of a new zoned foam in our pillowtop models. This restaging also included a newly redesigned, "whisper quiet" air pump for the Imperial and Ultra Series and all new marketing materials.


Our air beds can be assembled by customers in a simple process requiring no tools and can be moved more easily than a traditional mattress and box spring. Furthermore, because air is the primary support material of the mattress, Select Comfort air beds do not lose their shape or support over time like traditional mattresses and box springs. Each air bed is accompanied with instructional product brochures and easy to follow assembly instructions, is certified by Underwriter's Laboratories and is backed by a 20-year limited warranty and our 90 Night Trial and Better Night's Sleep Guarantee.

FOUNDATIONS AND ACCESSORY PRODUCTS

In addition to air beds, we offer matching foundations and a line of accessory products, including a line of bed frames and high quality mattress pads with zoned heating and specialty pillows, all of which are hypoallergenic and designed to provide comfort and better quality sleep.

RETAIL STORES

Since our first retail stores were opened in 1992, an increasing percentage of our net sales has occurred at our retail stores, and retail store sales now account for a majority of our net sales. At January 2, 1999, we had 264 stores in 44 states, including 14 leased departments (13 in Bed Bath & Beyond stores). We plan to open approximately 75 retail stores in 1999, including the expansion of our leased department concept.

STORE ENVIRONMENT. We seek to offer a unique and innovative store environment that attracts consumers, showcases our products and encourages trial of our air beds. Our retail store design is intended to convey a sense of innovation, sophistication and quality that reinforces Select Comfort's brand image and reputation as sleep experts. We are currently testing an updated store design that we believe will further enhance our products to the consumer. Our retail stores are principally showrooms, averaging approximately 900 square feet, with several display models from our line of air beds and a full display of our branded accessories.

Our sales professionals play an important role in creating an inviting and informative retail environment. These professionals receive extensive training regarding the features and benefits of our proprietary technology and products as well as on the overall importance of sleep quality. This enables them to more effectively introduce consumers to our innovative air beds, emphasize the features and benefits that distinguish Select Comfort air beds from traditional mattresses, determine the consumers' needs, encourage consumers to experience the comfort and support of the air beds and answer questions regarding our products.

SITE SELECTION. In selecting new store sites, we generally seek high-traffic mall locations of approximately 800 to 1,200 square feet within malls in major metropolitan and regional areas. We conduct extensive analyses of potential store sites and base our selection on a number of factors, including the location within the mall, demographics of the trade area, the specifications of the mall (including size, age, sales per square foot and the location of the nearest competitive mall), the perceived strength of the mall's anchor stores, the performance of other specialty retail tenants in the mall and the number of direct marketing inquiries received from the area surrounding the mall. Clustering of retail stores within a metropolitan retail market is also a key consideration in order to leverage our advertising.

MARKETING AND ADVERTISING. We support new store openings with local print and radio advertisements and mailings to direct response inquiries in the market. We also use local radio personalities and newspaper advertising in certain of the markets where we have multiple retail stores. We use local radio and print advertisements and promotional offers during high mall traffic periods, such as three-day holiday weekends, and in-store events, including live remote broadcasts and promotional contests.

MANAGEMENT AND EMPLOYEES. Stores are currently organized into four regional areas and 34 geographic districts, with approximately eight stores in each district. Each regional sales director oversees approximately eight geographic districts. Each district has a district sales manager who is responsible for the sales and operations and who reports to a regional sales director. The district sales managers frequently visit stores to review merchandise presentation, sales force product knowledge, financial performance and compliance with operating standards. The typical staff of a Select Comfort store consists of one store manager and two full-time sales professionals. In order to maintain high operating standards, we recruit store managers who typically have one to four years of experience as a store manager in specialty retailing. The sales professionals devote substantially all of their efforts to sales and customer service, which includes helping customers and generating and responding to inquiries. In addition, to promote consumer education, ensure customer satisfaction and generate referrals, the sales professionals place follow-up calls to customers who have made recent purchases or inquiries.

TRAINING AND COMPENSATION. All store personnel receive comprehensive on-site training on our technology and sleep expertise, the features and benefits of our air beds, sales and customer service techniques and operating policies and guidelines. Initial training programs are reinforced through detailed product and operating manuals and periodic performance appraisals. All store sales professionals receive base compensation and are entitled to commissions based on individual and store-wide performance. Regional sales directors and district sales managers are eligible to receive, in addition to their base compensation, incentive compensation for the achievement of performance objectives by the stores within their respective regions and districts.

DIRECT MARKETING OPERATIONS

Many consumers' initial exposure to the Select Comfort air bed is through our direct marketing operations. Typically, an interested consumer will respond to one of our advertisements by calling our toll-free number. On this call, one of our direct marketing sales professionals captures information from the consumer, begins the consumer education process, takes orders, or, if appropriate, directs the consumer to our other distribution channels. The direct marketing operations are conducted by knowledgeable and well-trained sales professionals, including a group of over 50 sales professionals who field incoming direct marketing inquiries, and over 40 sales professionals who make outbound calls to consumers who have previously contacted the Company. The direct marketing operations also include a database marketing department that is responsible for mailings of product and promotional information to direct response inquiries.

We maintain a database of information on approximately 4.0 million inquiries, including customers who have purchased an air bed from us, from which the direct marketing channel is able to take orders, or, if appropriate, direct the consumer to our other distribution channels.

In the direct marketing channel, our advertising message is communicated through targeted print, radio, infomercials and television advertisements, as well as through product brochures, videos and other product and promotional materials mailed in response to consumer inquiries at various intervals. As our advertising budget has expanded over the last few years, the direct marketing channel has relied more heavily on nationally syndicated radio personalities, such as Paul Harvey and Rush Limbaugh, and more recently on 60 and 120-second television commercials and 30-minute infomercials. Our direct marketing operations continually monitor the effectiveness and efficiency of our advertising through tracking the cost per inquiry and cost per order of our advertising, using focus groups to evaluate the effectiveness of our advertising messages and using sophisticated media buying techniques.

Our direct marketing operations also support our retail and road show operations through referrals, as well as mailings to direct marketing inquiries in selected markets in advance of retail store openings and road shows. As our base of retail stores has expanded, our direct marketing sales professionals have increasingly been able to refer direct marketing inquiries to a convenient retail store location, improving the process of converting inquiries into sales and providing the consumer with a choice of service venues.

ROAD SHOW EVENTS

Our third distribution channel is road show events in selected markets where we typically do not have a retail presence, as well as at home shows and consumer product shows, state fairs and similar events. Select Comfort sales professionals, supported by local print and radio advertising and advance mailings to direct marketing inquiries, travel to various cities to demonstrate our products in temporary showrooms or in booths at trade shows and educate consumers about the benefits of Select Comfort air beds. We use inquiries generated from our direct marketing channel to determine road show sites and typically will have approximately 10 road show events, ranging from three days to two weeks in duration, in process at any given time. We have found this distribution channel to be very effective in converting direct response customers who want to see the product before purchasing, but do not live close to a retail store location.

MARKETING AND ADVERTISING

The primary objective of our marketing and advertising strategy is to create awareness of the features and benefits of Select Comfort air beds and to build recognition of the Select Comfort brand as the leader in innovative air beds, sleep expertise, superior quality and excellent customer service. We continue to spend the majority of our advertising budget on direct marketing, which indirectly drives traffic to our expanding base of retail stores. As our base of retail stores continues to grow, we plan to dedicate more of our advertising budget in direct support of the retail stores.

The majority of our advertising budget is devoted to print and long and short-form television advertising, with the balance primarily devoted to radio advertising with well-known national personalities, as well as local radio personalities in selected retail markets. We also intend to continue to pursue various alternative channels, such as catalogs, and targeted marketing programs. We believe the Internet may provide not only a fourth channel of distribution but also may provide an inexpensive name source for our existing distribution channels.

CONSUMER EDUCATION AND CUSTOMER SERVICE

We are committed to achieving our goal of world class customer satisfaction and service. We intend to achieve this goal through a variety of means designed to:

-    educate consumers on the benefits of Select Comfort products,

-    deliver superior quality products,

-    maximize our direct relationship with consumers,

-    maximize convenience for the consumer, and

-    respond quickly to consumer needs and inquiries.

We believe that educating consumers about the features and benefits of Select Comfort air beds is critical to the success of our marketing and sales efforts, and we devote considerable time and resources to training programs for our retail, direct marketing and road show sales professionals. Our retail stores also have displays that provide customers with the latest information on sleep technology and the features and benefits of our air beds.

Our controlled distribution channels optimize our direct contact with customers and allow us to respond quickly to customer service inquiries and enhance customer satisfaction. Our multiple distribution channels also enhance the convenience for the consumer to purchase products through a variety of venues. In addition, we are currently testing the offering of in-home assembly services in selected markets through national providers in order to increase overall sales and enhance customer satisfaction by providing greater convenience to the customer.

We maintain an in-house customer service department of over 35 customer service representatives who receive extensive training in sleep technology and all aspects of our products and operations. Our customer service representatives field customer calls and also interact with each of our retail stores to address customer questions and concerns raised with retail sales professionals. The customer service department makes outbound calls to new customers during the 90 Night Trial phase to answer questions and provide solutions to possible problems in order to enhance customer education, build customer satisfaction and reduce returns.

RESEARCH AND PRODUCT DEVELOPMENT

We maintain an active research and development department that continuously seeks to enhance our knowledge of sleep dynamics and sleep technology, improve current product performance and benefits and develop new products. Our research and development department also conducts clinical studies and product tests to measure the benefits of our air beds, enhance our sleep technology learning, develop product improvements and establish quality and performance standards. Through customer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance existing products and develop new products.

Since the introduction of our first air bed, we have continued to improve and expand our product line, including quieter firmness control systems, remote control gauges with digital settings, more luxurious fabrics and covers, new generations of foams and foundation systems and enhanced border walls. Our research and development expenses were $1.6 million for 1998, $1.8 million for 1997 and $1.5 million for 1996.

MANUFACTURING AND DISTRIBUTION

Our manufacturing operations are located in Minneapolis and in Columbia, South Carolina and consist of quilting and sewing of the fabric covers for our air beds, assembly of firmness control systems and final assembly and packaging of air beds and foundations from contract manufactured components. We currently conduct our manufacturing operations on two shifts and believe we have sufficient capacity to meet anticipated increases in demand through the next 12 months. We plan to open a third manufacturing and distribution facility in Salt Lake City in May 1999, primarily to serve West Coast and Southwest destinations.

We manufacture air beds to meet orders rather than to stock inventory, which enables us to maintain lower levels of inventory. Orders are currently shipped from one of our two distribution centers, primarily via UPS, typically within 48 hours following order receipt, and are usually received by the customer within five to seven business days after shipment. When our Salt Lake City distribution center becomes operational, we believe we will be able to reduce the delivery times to approximately three days. We are continually evaluating alternative carriers on a national and regional basis, as well as testing providers of in-home assembly services in selected markets.

SUPPLIERS

We currently obtain all of the materials and components used to produce our air beds from outside sources. Components for the firmness control systems are obtained from a variety of domestic sources. Quilting and ticking materials are obtained from a supplier in Belgium and components for foundation systems are obtained primarily from two domestic sources.

Our proprietary air chambers are produced to our specifications by one Eastern European supplier under a supply contract expiring in August 1999 (subject to automatic renewal if neither party gives 90 days' notice of non-renewal), pursuant to which we are obligated to purchase certain minimum quantities. We expect to continue the relationship with the Eastern European supplier for the foreseeable future. We believe that we would be able to procure an adequate supply of air chambers from other sources on a timely basis if the supply contract is terminated or the Eastern European supplier is otherwise unable to supply air chambers.

We completed the development of an air chamber designed with new materials that will be manufactured by a U.S. based company at a foreign manufacturing facility, subject to final testing. Full production of this new air chamber is expected to commence in the first quarter of 2000. The Eastern European supplier is expected to provide a second source of supply of this new air chamber during the first half of 2000. We do not presently have any contract or commitment from either supplier to manufacture the newly developed air chamber. We are continuously searching for alternative designs and materials for all of our components and materials, as well as alternative sources of supply.

INTELLECTUAL PROPERTY

Certain elements of the design and function of our air beds are the subject of United States and foreign patents and patent applications owned by us. We have 16 U.S. issued patents and eight U.S. patent applications pending. We also held 22 foreign patents and had 20 foreign patent applications pending as of January 2, 1999.

The name "Select Comfort" and our logo are trademarks of the Company registered with the United States Patent and Trademark Office. We have a number of other registered marks, including the trademarks "Comfort Club" and "Sleep Number," the service mark "Comfort Club," and a number of unregistered marks, including the trademarks "90 Night Trial," "Better Night's Sleep Guarantee" and "The Air Bed Company." We have registered several of these trademarks in numerous foreign countries and have approximately 41 trademarks registered, or the subject of pending applications, in foreign countries. Each federally registered mark is renewable indefinitely if the mark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our right to use our marks.

COMPETITION

The mattress industry is highly competitive. Participants in the mattress industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. Our air beds compete with a number of different types of mattress alternatives, including innerspring mattresses, waterbeds, futons and other air-supported mattresses that are sold through a variety of channels, including furniture stores, bedding specialty stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. We believe that our success depends in part on increasing consumer acceptance of existing products and the continuing introduction of products that have qualities and benefits which differentiate our products from those offered by other manufacturers.

The traditional mattress industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring mattresses with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, Simmons and Spring Air. The balance of the mattress market is served by over 700 manufacturers, primarily operating on a regional basis. Many of these competitors, and in particular the four largest manufacturers named above, have greater financial, marketing and manufacturing resources and better brand name recognition than us, and sell their products through broader and more established distribution channels.

We believe that a number of companies, including two of the four largest manufacturers, have begun to offer air beds. There can be no assurance that these or any other mattress manufacturer will not aggressively pursue the air bed market. Any such competition by the established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could have a material adverse effect on our business, financial condition and operating results.

CONSUMER CREDIT ARRANGEMENTS

In May 1997, we entered into an arrangement with Monogram Credit Card Bank of Georgia (the "Bank"), an affiliate of General Electric Capital Corporation, a creditor and warrantholder of the Company, pursuant to which the Bank offers to our qualified customers an unsecured revolving credit arrangement to finance purchases from us. The Bank sets the rate, annual fees, late fees and all other terms and conditions relating to the customers' accounts, including collection policies and procedures, and is the owner of the receivables. The effective interest rate is comparable to rates generally available under similar consumer revolving credit arrangements. The Bank's current commitment extends to a maximum of $85 million of receivables outstanding. In 1998, approximately 51.4% of the Company's net sales were financed by the Bank through these consumer credit arrangements.

In March 1999, we notified the Bank of our intent to terminate this consumer credit arrangement. In addition, we have signed a letter of intent with a third party provider to replace the existing arrangement. We anticipate that a new arrangement will be under terms that are no less favorable than under the existing arrangement and that the transition to the new provider will occur during the third quarter of 1999.

GOVERNMENTAL REGULATION

Our products and our marketing and advertising practices are subject to regulation by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. The mattress industry also engages in advertising self-regulation through certain voluntary forums, including the National Advertising Division of the Better Business Bureau. We are also subject to various other federal, state and local regulatory requirements, including federal, state and local environmental regulation and regulations issued by the U.S. Occupational Safety and Health Administration.

EMPLOYEES

At January 2, 1999, we employed 1,520 persons, including 831 retail store employees, 131 direct marketing employees, 41 customer service employees, 19 road show sales professionals, 347 manufacturing and distribution employees and 151 management and administrative employees. Approximately 88 of our employees were employed on a part-time basis at January 2, 1999. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

CERTAIN IMPORTANT FACTORS

There are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any of our forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY

We have only recently achieved profitable operations and have incurred substantial operating losses since our inception, and there can be no assurance that we will sustain profitability on a quarterly or annual basis in future periods. Our future operating results will depend upon a number of factors, including:

     -   the level of consumer acceptance of our products,

     -   our ability to create product and brand name awareness,

     -   the effectiveness and efficiency of our  advertising,

     -   the number and timing of new retail store openings,

     -   the performance of our existing and new retail stores,

     -   our ability to manage our planned rapid store expansion,

     - our ability to successfully identify and respond to emerging trends in the mattress industry,

     -   the level of competition in the mattress industry,

     -   general economic conditions and consumer confidence, and

     - our ability to maintain cost-effective production and delivery of products.

LIMITED HISTORY OF RETAIL OPERATIONS; AGGRESSIVE GROWTH STRATEGY

Our net sales have grown significantly in the past several years primarily as a result of the opening of new retail stores, increases in comparable store sales from year to year, and growth of sales from our direct marketing operations.

Our ability to continue our growth strategy will be dependent upon many factors, including our ability to:

- successfully open additional retail stores in existing geographic markets,

- successfully enter new geographic markets and store environments in which we have no previous retail experience,

-   effectively integrate new retails stores into our existing operations,

-   negotiate acceptable lease terms for additional sites,

- effectively hire, train, manage and retain qualified management and other personnel,

-   generate additional direct marketing inquiries,

- effectively develop strategic alliances with respect to product development, marketing and distribution,

-   maintain a high level of manufacturing quality and efficiency, and

-   enhance our operational, financial and management systems.

In addition, we plan to lease a third manufacturing and distribution center in Salt Lake City, which is expected to be in operation in May 1999. There can be no assurance that the costs for this new facility will not be greater than the manufacturing costs at our current facilities in Minnesota and South Carolina. In addition, delays or interruptions in the normal supply of products could occur as we attempt to integrate a third manufacturing and distribution center. Any such increases in costs or delays could have a material adverse effect on our business, financial condition and operating results.

There can be no assurance that we will be able to grow at historical rates or effectively manage this expansion in any one or more of these areas, and any failure to do so could have a material adverse effect on our business, financial condition and operating results.

EFFECTIVENESS AND EFFICIENCY OF ADVERTISING EXPENDITURES

Our advertising expenditures increased from $5.5 million in 1994 to $31.6 million in 1998, and are expected to continue to increase for the foreseeable future. Our future growth and profitability will be dependent in part on the effectiveness and efficiency of our advertising expenditures, including our ability to:

-     create greater awareness of our products and brand name,

- determine the appropriate creative message and media mix for future advertising expenditures,

- effectively manage advertising costs (including creative and media) in order to maintain acceptable costs per inquiry, costs per order and operating margins, and

-     convert inquiries into actual orders.

No assurance can be given that our planned increases in advertising expenditures will result in increased sales, will generate sufficient levels of product and brand name awareness or that we will be able to manage such advertising expenditures on a cost effective basis.

FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

Our comparable store sales results have fluctuated significantly in the past and such fluctuations are likely to continue. Stores enter the comparable store calculation in their 13th full month of operation. Our comparable store sales increases were 17.9% for 1998, 34.6% for 1997 and 26.1% for 1996.(*) Our
comparable store sales results have fluctuated significantly from quarter to quarter with increases ranging from 8.2% to 62.0% on a quarterly basis for 1996 and 1998. There can be no assurance that our comparable store sales results will not fluctuate significantly in the future. A variety of factors affect our comparable store sales results, including:

-   the level of consumer awareness of our products and brand name,
-   the rate of consumer acceptance of our products,
- the higher levels of sales in the first year of operations as each successive class of new stores is opened,
-   the strong comparable store sales performance in recent periods,
-   the maturation of our store base,
- the timing and relative success of promotional events, advertising expenditures, new product introductions and product line extensions,
-    a change in the sales mix between our distribution channels, and
-    general economic conditions and consumer confidence.

Changes in comparable store sales results could cause the price of our common stock to fluctuate substantially.

-----------------------------
* Fiscal 1997 was a 53-week year versus 52 weeks for 1996 and 1998. Comparable store sales for 1998 and 1997, adjusted to 52 weeks, would be 23.5% and 27.3%, respectively.

QUARTERLY FLUCTUATIONS AND SEASONALITY

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including:

-    increases or decreases in comparable store sales,
-    the timing, amount and effectiveness of advertising expenditures,
-    any increases in return rates,
-    the timing of new store openings and related expenses,
-    competitive factors,
-    net sales contributed by new stores,
-    any disruptions in third-party delivery services, and
-    general economic conditions and consumer confidence.

Our business is also subject to some seasonal influences, with heavier concentrations of sales during the fourth quarter holiday season due to higher mall traffic.

The level of spending related to sales and marketing expenses and new store opening costs cannot be adjusted quickly and is based, in significant part, on our expectations of future customer inquiries and net sales. If there is a shortfall in expected net sales or in the conversion rate of customer inquiries, we may be unable to adjust our spending in a timely manner and our business, financial condition and operating results may be materially adversely affected. Our results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full year or any future quarter.

RETURN POLICY AND PRODUCT WARRANTY

Part of our marketing and advertising strategy focuses on providing a 90 Night Trial in which customers may return the air bed and obtain a refund of the purchase price. An increase in return rates could have a material adverse effect on our business, financial condition and operating results. We also provide our customers with a limited 20-year warranty on our air beds. We have only been selling air beds in significant quantities since 1992. There can be no assurance that our warranty reserves will be adequate to cover future warranty claims, and such failure could have a material adverse effect on our business, financial condition and operating results.

PRODUCT DEVELOPMENT AND ENHANCEMENTS

Our growth and future success will depend upon our ability to enhance our existing products and to develop and market new products on a timely basis that respond to customer needs and achieve market acceptance. There can be no assurance that we will be successful in developing or marketing enhanced or new products, or that any such products will be accepted by the market. There can also be no assurance that we will be able to establish and maintain profitable strategic alliances. Further, there can be no assurance that the resulting level of sales of any of our enhanced or new products will justify the costs associated with their development and marketing.

MARKET ACCEPTANCE

The U.S. mattress market is dominated by four large manufacturers of innerspring mattresses. Our air bed technology represents a significant departure from traditional innerspring mattresses. The market for air beds is continuing to evolve and the success of our products will be dependent upon both the continued growth of this market and upon market acceptance of our air beds. The failure of our air beds to achieve market acceptance for any reason would have a material adverse effect on our business, financial condition and operating results.

RELIANCE UPON VENDORS; FOREIGN SOURCES OF SUPPLY

The inability of our suppliers to meet, for any reason, our requirement for air chambers could have a material adverse effect on our business, financial condition and operating results. In addition, since our air chambers and certain other supplies are manufactured outside the United
States, our operations could be materially adversely affected by the risks associated with foreign sourcing of materials, including:

-   political instability resulting in disruption of trade,
- existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States or increase the cost of such goods, and
- any significant fluctuation in the value of the dollar against foreign currencies.

With the exception of our air chambers, we have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to components. The inability or failure of one or more key vendors to supply components, the loss of one or more key vendors or a material change in our purchase terms could have a material adverse effect on our business, financial condition and operating results.

RELIANCE UPON CARRIERS

Historically, we have relied almost exclusively on UPS for delivery of our products to customers. For a significant portion of the third quarter of 1997, UPS was unable to deliver our products within acceptable time periods, causing delays in deliveries to customers and requiring us to use alternative carriers. No assurance can be given that UPS will not experience difficulties in meeting our requirements in the future. We continue to evaluate alternative carriers on a national and regional basis, as well as providers of in-home assembly services. There can be no assurance that alternative carriers will be able to meet our requirements on a timely or cost-effective basis. Any significant delay in deliveries to customers or increase in freight charges may have a material adverse effect on our business, financial condition and operating results.

YEAR 2000 COMPLIANCE

There can be no assurance that we will be able to effectively address our Year 2000 issues in a timely and cost-efficient manner and without interruption to our business. We have initiated discussions with our significant suppliers regarding their plans to remediate Year 2000 issues where their systems interface with our systems or otherwise impact our operations. There can be no assurance that Year 2000 difficulties encountered by our suppliers and other third parties with whom we do business will not have a material adverse impact on our business, financial condition or operating results.

INTELLECTUAL PROPERTY PROTECTION

No assurance can be given that our current pending patents will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our air beds. In addition, there can be no assurance that copyright, trademark, trade secret, unfair competition and other intellectual property laws, nondisclosure agreements and other protective measures will preclude competitors from developing products similar to our products or otherwise competing with us. In addition, the laws of certain foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States.

Although we are unaware of any basis for an intellectual property infringement or invalidity claim against us, there can be no assurance that third parties, including competitors, will not assert such claims against us or that, if asserted, such claims will not be upheld. Intellectual property litigation, which could result in substantial cost to and diversion of effort by management, may be necessary to enforce our patents, to protect our trade secrets and proprietary technology or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others.
There can be no assurance that we would prevail in any such litigation or that, if it is unsuccessful, we would be able to obtain any necessary licenses on reasonable terms or at all.

ITEM 2.  PROPERTIES

We currently lease all of our existing retail store locations and expect that our policy of leasing, rather than owning, will continue as we expand. Our store leases generally provide for an initial lease term of 10 years with a mutual termination option if we do not achieve certain minimum annual sales thresholds. Generally, the store leases require us to pay minimum rent plus percentage rent based on net sales in excess of certain thresholds, as well as certain operating expenses.

We lease 125,000 square feet of space in Minneapolis for one of our manufacturing and distribution centers, one of our direct marketing call centers, a customer service center, a research and development center and corporate offices, which lease expires in 2004. We also lease 105,000 square feet of space in Columbia, South Carolina, for our other manufacturing and distribution center and a direct marketing call center, which lease expires in 2003. We have agreed to lease approximately 100,800 square feet in Salt Lake City for a third manufacturing and distribution center that we expect to open in May of 1999, which lease expires in 2009.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of Select Comfort was held on November 30, 1998. The following matters were voted on and approved by our shareholders at the Special Meeting. The tabulation of votes with respect to each of the following matters voted on at the Special Meeting is set forth as follows:

1. Amendment to Article III of the Company's Articles of Incorporation to:

- decrease the public offering price that would cause the automatic conversion of the Series E preferred stock into common stock from $19.95 to $15.00 per share;

- decrease the conversion price at which the Series E preferred stock was converted into common stock from $8.82 to $8.20 per share upon a public offering completed in 1998; and

- decrease the conversion price at which the Series E preferred stock was converted into common stock to the lower of $8.20 per share or 46.02% of the mid-point of the filing range of initial public offering prices upon a public offering completed after 1998.

All classes voting together on an as-if-converted basis:

                                                                                        Broker
          For                      Against                   Abstain                   Non-Vote
          ---                      -------                   -------                   --------
       13,204,151                   43,566                    60,894                       0

Series E preferred stock voting as a separate class:

                                                                                        Broker
          For                      Against                   Abstain                   Non-Vote
          ---                      -------                   -------                   --------
        706,177                        0                        0                          0

2. Amendment to Article III of the Company's Articles of Incorporation to eliminate the preferred stock provisions and increase the number of authorized shares of capital stock of the Company from 37,123,390 to 100,000,000 shares.

                                                                                        Broker
          For                      Against                   Abstain                   Non-Vote
          ---                      -------                   -------                   --------
       13,244,151                    3,566                    60,894                       0

3. Amendment to the Company's Articles of Incorporation to provide for the classification of the Board of Directors and related matters.

                                                                                        Broker
          For                      Against                   Abstain                   Non-Vote
          ---                      -------                   -------                   --------
        13,306,611                    0                       2,000                        0

4.  Election of Directors.

FOR THREE-YEAR TERM EXPIRING AT THE 2001 ANNUAL MEETING OF SHAREHOLDERS

                                                                                      Broker
             Name of Nominee               For                   Withheld            Non-Vote
             ---------------               ---                   --------            --------
    Thomas J. Albani                    13,306,611                  2,000                0

    H. Robert Hawthorne                 12,757,611                551,000                0

    David T. Kollat                     13,306,611                  2,000                0

FOR TWO-YEAR TERM EXPIRING AT THE 2000 ANNUAL MEETING OF SHAREHOLDERS

                                                                                      Broker
             Name of Nominee               For                   Withheld            Non-Vote
             ---------------               ---                   --------            --------
    Patrick A. Hopf                     13,306,611                  2,000                0

    Ervin R. Shames                     12,757,611                551,000                0

FOR ONE-YEAR TERM EXPIRING AT THE 1999 ANNUAL MEETING OF SHAREHOLDERS

                                                                                      Broker
             Name of Nominee               For                   Withheld            Non-Vote
             ---------------               ---                   --------            --------
    Christopher P. Kirchen              13,306,611                  2,000                0

    Kenneth A. Macke                    12,757,611                551,000                0

    Jean-Michel Valette                 13,306,611                  2,000                0

5. Amendment to the Company's Articles of Incorporation to require the affirmative vote of at least two-thirds of the outstanding voting power of the Company entitled to vote for the approval of certain business combinations of the Company.

                                                                                        Broker
          For                      Against                   Abstain                   Non-Vote
          ---                      -------                   -------                   --------
        13,306,499                    0                        2,112                       0

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, their ages and the offices held, as of March 1, 1999, are as follows:

        NAME             AGE                    TITLE
        ----             ---                    -----
H. Robert Hawthorne      53      President and Chief Executive Officer

Daniel J. McAthie        48      Executive Vice President, Chief Operating Officer,
                                 Chief Financial Officer and Secretary

Charles E. Dorsey        48      Senior Vice President of Direct Marketing and President
                                 of Select Comfort Direct Corporation

Ronald E. Mayle          40      Senior Vice President of Retail and President of Select
                                 Comfort Retail Corporation

Gregory T. Kliner        60      Senior Vice President of Operations

         Information regarding the business experience of the executive officers is set forth below.

H. ROBERT HAWTHORNE has served as the President, Chief Executive Officer and a Director of the Company since April 1997. From February 1992 to April 1997, he served as President of The Pillsbury Brands Group, a subsidiary of The Pillsbury Company, which is a subsidiary of Diageo PLC. From June 1990 to January 1992, he was President and Chief Executive Officer of Alpo Petfoods, then a subsidiary of Grand Metropolitan PLC. Prior to joining Alpo Petfoods, Mr. Hawthorne was President and Chief Executive Officer of Pillsbury Canada, a subsidiary of Diageo PLC.

DANIEL J. MCATHIE has served as Executive Vice President, Chief Financial Officer and Secretary since October 1995. Mr. McAthie also served as Chief Administrative Officer from October 1995 to October 1998, at which time he was named Chief Operating Officer. From May 1990 to April 1995, Mr. McAthie held the positions of Senior Vice President, Chief Financial Officer, Vice President and Treasurer of Fingerhut Companies, Inc., a mail order catalog company.

CHARLES E. DORSEY has served as Senior Vice President of Direct Marketing since January 1992 and President of Select Comfort Direct Corporation since March 1996. From March 1988 to December 1991, Mr. Dorsey served as Chief Operating Officer for DM Shelter, Inc., a custom packaged home company.

RONALD E. MAYLE has served as Senior Vice President of Retail of the Company and President of Select Comfort Retail Corporation since December 1997. From October 1996 to December 1997, Mr. Mayle served as Managing Member of Management & Capital, a retail consulting firm. From May 1995 to October 1996, Mr. Mayle served as an independent retail marketing consultant, primarily to a variety of privately owned, start-up retail enterprises, advising on infrastructure and sales and marketing strategies. From April 1992 to May 1995, Mr. Mayle was Vice President of Operations of Petstuff, Inc., a subsidiary of PetsMart Inc.

GREGORY T. KLINER has served as Senior Vice President of Operations since August 1995. From October 1986 to August 1995, Mr. Kliner served as Director of Operations of the Irrigation Division for The Toro Company, a manufacturer of lawn care and snow removal products and irrigation systems.

                                    PART II

                              --------------------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The information under the caption "Common Stock" on the inside back cover of the Company's 1998 Annual Report is incorporated herein by reference.

NUMBER OF RECORD HOLDERS; DIVIDENDS

As of March 1, 1999, there were 157 record holders of the Company's common stock. We did not declare or pay any cash dividends on the Common Stock during the fiscal years ended January 3, 1998 or January 2, 1999.

PREVIOUS SALES OF UNREGISTERED SECURITIES

During the fiscal year ended January 2, 1999, we issued the following securities without registration under the Securities Act:

1. From January 3, 1998 through January 2, 1999, we issued an aggregate of 526,880 shares of common stock to employees and directors of the Company pursuant to the exercise of stock options and warrants by such individuals at a weighted average exercise price of $3.23 per share.

2. In November 1998, we issued a warrant to General Electric Capital Corporation to purchase 5,513 shares of common stock at an exercise price of $8.82.

No underwriting commissions or discounts were paid with respect to the sales of the unregistered securities described above. In addition, all of the above sales were made in reliance on Rule 701, Regulation D and Section 4(2) under the Securities Act. With regard to our reliance upon the exemptions set forth in the previous sentence, we made certain inquiries to establish that such sales qualified for such exemptions from the registration requirements. In particular, we confirmed that:

- all offers of sales and sales were made by personal contact from officers or directors of the Company or other persons closely associated with the Company;

- each investor made representations that he or she was sophisticated in relation to this investment (and we have no reason to believe such representations were incorrect);

- each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly; and

- offers and sales within any offering were made to a limited number of persons.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

On September 3, 1998, we filed a Registration Statement on Form S-1 (File No. 333-62793) with the Securities and Exchange Commission (the "SEC"), pursuant to which we registered the offer and sale under the federal securities laws of 4,600,000 shares of common stock, including 1,677,650 shares sold by certain selling shareholders. The SEC declared our Registration Statement effective on December 3, 1998, and the closing of the initial public offering was held on December 9, 1998. The managing underwriters were Hambrecht & Quist LLC, BankBoston Robertson Stephens Inc., Piper Jaffray Inc. and Charles Schwab & Co., Inc.

The aggregate offering price of the offering was $78,200,000. The net proceeds to the Company from the sale of the shares of common stock offered by the Company was $44,643,353, after deducting the underwriting discount of $3,477,597 and the estimated offering expenses of approximately $1,559,000. All of the expenses incurred in connection with the initial public offering were paid to unrelated parties or entities, except for underwriting discount which were given to, among others, Hambrecht &

Quist LLC. Jean-Michel Valette, a director of the Company, is a member of the general partner of H&Q Select Comfort Investors, L.P., a related party to Hambrecht & Quist LLC.

From December 9, 1998 to January 2, 1999, we have spent the net proceeds from the offering as follows:

Repayment of long-term debt                $15,325,480
Fund the build-out, start-up and
leasing of our third manufacturing
and distribution facility                      222,400

Fund expansion of our retail store base          2,760
                                           -----------
                                           $15,550,640
                                           -----------
                                           -----------

ITEM 6.  SELECTED FINANCIAL DATA

The financial information under the caption "Selected Consolidated Financial Data" on page 16 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 to 22 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and Independent Auditors' Report thereon on pages 23 to 38 of the Company's 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

                              --------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information under the captions "Election of Directors -- Information About Nominees and Directors" and "Election of Directors -- Other Information About Nominees and Directors" in the Company's 1999 Proxy Statement is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4a, "Executive Officers of the Company."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

                              --------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.  CONSOLIDATED FINANCIAL STATEMENTS

          The following Consolidated Financial Statements of the Company and its subsidiaries are incorporated herein by reference from the pages indicated in the Company's 1998 Annual Report:

         CONSOLIDATED FINANCIAL STATEMENTS:

          Independent Auditors' Report................................................     23

          Consolidated Balance Sheets as of January 2, 1999 and January 3, 1998.......     24

          Consolidated Statements of Operations for the years ended January 2, 1999,
          January 3, 1998 and December 28, 1996.......................................     25

          Consolidated Statements of Shareholders' Equity for the years ended
          January 2, 1999, January 3, 1998 and December 28, 1996......................     26

          Consolidated Statements of Cash Flows for the years ended
          January 2, 1999, January 3, 1998 and December 28, 1996......................     27

          Notes to Consolidated Financial Statements..................................  28-38

          2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

              Attached to this Report on page 25 is the Independent Auditors' report together with Schedule II--Valuation and Qualifying Accounts.

          3.  EXHIBITS

          The exhibits to this Report are listed in the Exhibit Index on pages 26 to 29 below.

          We will furnish a copy of the exhibits referred to above at a reasonable cost to any person who was a shareholder of Select Comfort Corporation as of April 14, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to:
     Select Comfort Corporation, 6105 Trenton Lane North, Suite 100, Minneapolis, Minnesota 55442; Attn: Shareholder Information.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K Pursuant to Item 13(a):

       1.  Omnibus Stock Option Plan, as amended

       2.  1997 Stock Incentive Plan

       3. Form of Incentive Stock Option Agreement under the 1997 Stock Incentive Plan

       4. Form of Performance Based Stock Option Agreement under the 1997 Stock Incentive Plan

       5. Employment Letter Agreement dated April 3, 1997 between the Company and H. Robert Hawthorne

       6. Employment Letter Agreement dated October 20, 1995 between the Company and Daniel J. McAthie

       7. Employment Letter Agreement dated July 11, 1995 between the Company and Gregory T. Kliner

       8. Consulting Agreement and Stock Option Agreement dated April 1, 1996 between the Company and Ervin R. Shames

       9. Employment Letter Agreement dated November 12, 1997 between the Company and Ronald E. Mayle

     (b)  REPORTS ON FORM 8-K

     We did not file any Current Reports on Form 8-K during the quarter ended January 2, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SELECT COMFORT CORPORATION


Dated:  March 25, 1999              By:  /s/ H. Robert Hawthorne
                                       ---------------------------------------
                                       H. Robert Hawthorne
                                       President and Chief Executive Officer
                                       (principal executive officer)


                                    By:  /s/ Daniel J. McAthie
                                       -----------------------------------------
                                       Daniel J. McAthie
                                       Executive Vice President, Chief Operating
                                       Officer, Chief Financial Officer and
                                       Secretary (principal financial and
                                       accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 25, 1999 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                             TITLE
----                             -----

/s/ H. Robert Hawthorne          President,  Chief Executive Officer and
-------------------------------  Director (principal executive officer)
H. Robert Hawthorne


/s/ Ervin R. Shames              Chairman of the Board
-------------------------------
Ervin R. Shames


/s/ Thomas J. Albani             Director
-------------------------------
Thomas J. Albani


/s/ Patrick A. Hopf              Director
-------------------------------
Patrick A. Hopf


/s/ Christopher P. Kirchen       Director
-------------------------------
Christopher P. Kirchen

/s/ David T. Kollat              Director
-------------------------------
David T. Kollat


/s/ Kenneth A. Macke             Director
-------------------------------
Kenneth A. Macke

/s/ Jean-Michel Valette          Director
-------------------------------
Jean-Michel Valette

           Independent Auditors' Report on Financial Statement Schedule


The Board of Directors and Stockholders
Select Comfort Corporation

Under date of January 22, 1999 we reported on the consolidated balance sheets of Select Comfort Corporation and subsidiaries as of January 2, 1999 and January 3, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 2, 1999, as contained in the Annual Report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in the all material aspects, the information set forth therein.


/s/ KPMG Peat Marwick LLP


Minneapolis, Minnesota
January 22, 1999


                                SELECT COMFORT CORPORATION AND SUBSIDIARIES
                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                     BALANCE AT         CHARGED TO       DEDUCTIONS       BALANCE AT
                                     BEGINNING          COSTS AND           FROM            END OF
        DESCRIPTION                  OF PERIOD          EXPENSES          RESERVES          PERIOD
----------------------------         ----------         ----------       -----------      ----------
Allowance for doubtful
accounts   - 1998                      $1,901             $2,794           $1,945          $2,750
           - 1997                         200              2,101              400           1,901
           - 1996                         261                 63              124             200

Accrued warranty
costs      - 1998                      $3,257             $4,807           $3,578          $4,486
           - 1997                       2,036              3,274            2,053           3,257
           - 1996                       1,390              1,936            1,290           2,036

                                            SELECT COMFORT CORPORATION
                                    EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                                        FOR THE YEAR ENDED JANUARY 2, 1999

EXHIBIT
  NO.   DESCRIPTION                                                                  METHOD OF FILING
------- -----------                                                                  ----------------
3.1     Restated Articles of Incorporation of the Company..............  Incorporated by reference to Exhibit
                                                                         3.1 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

3.2     Restated Bylaws of the Company.................................  Incorporated by reference to Exhibit
                                                                         3.2 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

4.1     Form of Warrant issued in connection with the sale of            Incorporated by reference to Exhibit
        Convertible Preferred Stock, Series E..........................  4.2 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

4.2     Form of Warrant issued in connection with the November 1996      Incorporated by reference to Exhibit
        Bridge Financing...............................................  4.3 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

4.3     Amended and Restated Registration Rights Agreement dated         Incorporated by reference to Exhibit
        December 28, 1995..............................................  4.4 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

4.4     First Amendment to Series E Stock Purchase Agreement and         Incorporated by reference to Exhibit
        Amended and Restated Registration Rights Agreement dated         4.5 contained in the Company's
        April 25, 1996.................................................  Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

 4.5     Second Amendment to Amended and Restated Registration Rights    Incorporated by reference to Exhibit
         Agreement dated as of November 1, 1996........................  4.6 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

 4.6     Second (sic) Amendment to Amended and Restated Registration     Incorporated by reference to Exhibit
         Rights Agreement dated March 24, 1997.........................  4.7 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)


 4.7     Series A Warrant effective as of March 31, 1998 issued to       Incorporated by reference to Exhibit
         General Electric Capital Corporation..........................  4.8 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

 10.1    Net Lease Agreement dated December 3, 1993 between the Company  Incorporated by reference to Exhibit and Opus Corporation..........................................  10.1 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

 10.2    Amendment of Lease dated August 10, 1994 between the Company    Incorporated by reference to Exhibit
         and Opus Corporation..........................................  10.2 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

 10.3    Second Amendment to Lease dated May 10, 1995 between the        Incorporated by reference to Exhibit
         Company and Rushmore Plaza Partners Limited Partnership         10.3 contained in the Company's
        (successor to Opus Corporation)................................  Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

 10.4    Letter Agreement dated as of October 5, 1995 between            Incorporated by reference to Exhibit
         the Company and Rushmore Plaza Partners Limited Partnership...  10.4 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

 10.5    Third Amendment of Lease, Assignment and Assumption of Lease    Incorporated by reference to Exhibit
         and Consent dated as of January 1, 1996 among the Company,      10.5 contained in the Company's
         Rushmore Plaza Partners Limited Partnership and Select          Registration Statement on Form S-1, as
         Comfort Direct Corporation....................................  amended (File No. 333-62793)

 10.6    Sublease dated as of March 27, 1997 between Select Comfort SC   Incorporated by reference to Exhibit
         Corporation and Bellsouth Telecommunications, Inc. ...........  10.6 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

 10.7    Master Lease Agreement dated August 27, 1996 between            Incorporated by reference to Exhibit
         Comdisco, Inc. and the Company and Equipment                    10.7 contained in the Company's
         Schedules VL-1 dated August 27, 1996 and VL-2 and VL-3 dated    Registration Statement on Form S-1, as
         November 11, 1996.............................................  amended (File No. 333-62793)

 10.8    Supply Agreement dated August 23, 1994 between the Company      Incorporated by reference to Exhibit
         and Supplier (1)..............................................  10.8 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)


 10.9    Equipment Purchase and Software License Agreement dated         Incorporated by reference to Exhibit
         February 6, 1996 between the Company and Supplier (1).........  10.9 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

10.10    Consumer Credit Card Program Agreement dated as of May 22,
         1997 among the Company, Select Comfort Retail Corporation,
         Select Comfort Direct Corporation, Select Comfort SC            Incorporated by reference to Exhibit
         Corporation and Monogram Credit Card Bank of Georgia;           10.12 contained in the Company's
         amended in First Amendment to Consumer Credit Card              Registration Statement on Form S-1, as
         Program Agreement dated November 18, 1987 (1) ................  as amended (File No. 333-62793)

10.11    Major Merchant Agreement dated December 19, 1997                Incorporated by reference to Exhibit
         among First National Bank of Omaha and the Company, Select      10.13 contained in the Company's
         Comfort SC Corporation, Select Comfort Retail Corporation       Registration Statement on Form S-1, as
         and Select Comfort Direct Corporation.........................  amended (File No. 333-62793)

10.12    1990 Omnibus Stock Option Plan, as amended....................  Incorporated by reference to Exhibit
                                                                         10.14 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

10.13    1997 Stock Incentive Plan.....................................  Incorporated by reference to Exhibit
                                                                         10.15 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

10.14    Form of Incentive Stock Option Agreement under the 1997 Stock   Incorporated by reference to Exhibit
         Incentive Plan................................................  10.16 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

10.15    Form of Performance Based Stock Option Agreement under the      Incorporated by reference to Exhibit
         1997 Stock Incentive Plan.....................................  10.17 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

10.16    Employment Letter Agreement dated April 3, 1997 between the     Incorporated by reference to Exhibit
         Company and H. Robert Hawthorne...............................  10.18 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

10.17    Employment Letter Agreement dated October 20, 1995 between the  Incorporated by reference to Exhibit
         Company and Daniel J. McAthie.................................  10.19 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)


10.18    Employment Letter Agreement dated July 11, 1995 between the     Incorporated by reference to Exhibit
         Company and Gregory T. Kliner.................................  10.20 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

10.19    Consulting Agreement and Stock Option Agreement dated           Incorporated by reference to Exhibit
         April 1, 1996 between the Company and Ervin R. Shames.........  10.21 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)
10.20    Employment Letter Agreement dated November 12, 1997
         between the Company and Ronald E. Mayle........................ Filed herewith electronically

10.21    Lease Agreement dated September 30, 1998 between the Company    Incorporated by reference to Exhibit
         and ProLogis Development Services Incorporated................. 10.28 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

 13.1    Excerpts from the 1998 Annual Report to Shareholders........... Filed herewith electronically

 21.1    Subsidiaries of the Company.................................... Incorporated by reference to Exhibit
                                                                         21.1 contained in the Company's
                                                                         Registration Statement on Form S-1, as
                                                                         amended (File No. 333-62793)

 23.1    Independent Auditors' Consent ................................. Filed herewith electronically

 27.1    Financial Data Schedule........................................ Filed herewith electronically

----------------------
(1) Confidential treatment has been granted by the Securities and Exchange Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.