Form 10-K/A
period 1999-01-02
SELECT COMFORT CORP
filed 1999-04-30
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                   FORM 10-K/A
(Mark one)
X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the Fiscal Year Ended January 2, 1999

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.

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

                          Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of March 1, 1999, 18,568,471 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was $249,599,034.

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

                                    PART III
                              --------------------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers, Promoters and Control Persons

     The following table sets forth certain information, as of April 26, 1999, which has been furnished to us by each executive officer, director and each person who has been nominated by the Board of Directors to serve as a director of Select Comfort.



          Name                Age                    Position(s)
-------------------------    -----  --------------------------------------------

Daniel J. McAthie             49    President,   Chief  Executive  Officer  and
                                    Director

Charles E. Dorsey             48    Senior Vice  President of Direct  Marketing
                                    and  President  of  Select  Comfort  Direct
                                    Corporation

Ronald E. Mayle               40    Senior   Vice   President   of  Retail  and
                                    President   of   Select    Comfort   Retail
                                    Corporation

Gregory T. Kliner             60    Senior Vice President of Operations

James C. Raabe                39    Chief Financial Officer

Patrick A. Hopf (1)(2)        50    Chairman of the Board

H. Robert Hawthorne           53    Vice Chairman of the Board

Christopher P. Kirchen (1)(3) 55    Director

Jean-Michel Valette (3)       38    Director

Ervin R. Shames (1)(2)        58    Director

Thomas J. Albani (3)          56    Director

David T. Kollat (3)           60    Director

Kenneth A. Macke (2)          59    Director

Lawrence P. Murphy            46    Nominee for Director

William J. Lansing            41    Nominee for Director

-------------------------

(1) Member of the Executive Committee
(2) Member of the Compensation Committee
(3) Member of the Audit Committee

Other Information About Nominees and Other Directors

Daniel J. McAthie was elected as President and Chief Executive Officer and a director of Select Comfort on April 19, 1999. From October 1995 to April 19, 1999, Mr. McAthie served as Executive Vice President, Chief Financial Officer and Secretary of the Company. Mr. McAthie also served as Chief Administrative Officer from October 1995 to October 1998, at which time he was named Chief Operating Officer. From May 1990 to April 1995, Mr. McAthie held the positions of Senior Vice President, Chief Financial Officer, Vice President and Treasurer of Fingerhut Companies Inc., a mail order catalog company.

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

James C. Raabe was elected as Chief Financial Officer of Select Comfort on April 19, 1999. From September 1997 to April 19, 1999, Mr. Raabe served as Controller of Select Comfort. From July 1995 to September 1997, Mr. Raabe served as Vice President--Finance of ValueRx, Inc., a pharmacy benefit management provider. From May 1992 to July 1995, Mr. Raabe served in various financial positions, including Treasurer of Diagnostek, Inc., which was acquired by ValueRx, Inc. in July 1995. Mr. Raabe held various positions with KPMG Peat Marwick LLP from August 1982 to May 1992, including Senior Audit Manager.

Patrick A. Hopf was elected Chairman of the Board of Directors on April 19, 1999 and has served as a director of Select Comfort since December 1991. Mr. Hopf also served as the Chairman of the Board of Directors of the Company from August 1993 to April 1996. Mr. Hopf was elected to the Board in connection with the purchase agreement under which the Series A preferred stock was purchased. Mr. Hopf has been President of St. Paul Venture Capital, Inc., a venture capital firm and Managing General Partner of St. Paul Venture Capital IV, LLC since its formation in January 1997. From August 1988 to January 1999, Mr. Hopf served as Vice President of St. Paul Fire and Marine Insurance Company. St. Paul Venture Capital IV, LLC and St. Paul Venture Capital Affiliates Fund I, LLC, of which St. Paul Venture Capital, Inc. is the manager for both, and St. Paul Fire and Marine Insurance Company are investors in the Company. Mr. Hopf also serves as a director of a number of privately held companies.

H. Robert Hawthorne was elected Vice Chairman of the Board of Directors of Select Comfort on April 19, 1999 and has served as a director of Select Comfort since April 1997. From April 1997 through April 19, 1999, Mr. Hawthorne served as the President and Chief Executive Officer of the Company. From February 1992 to December 1997, he served as President of The Pillsbury Brands Group, a subsidiary of The Pillsbury Company, which is a subsidiary of Diageo PLC.

Christopher P. Kirchen has served as a director of Select Comfort since December 1991. Mr. Kirchen was elected to the Board in connection with the purchase agreement under which the Series B preferred stock was purchased. Mr. Kirchen is currently Managing General Partner of Brand Equity Ventures, a venture capital partnership that he co-founded in March 1997. Mr. Kirchen is also a General Partner of Consumer Venture Partners, an investor in the Company, a position he has held since 1986. Mr. Kirchen also serves as a director of a number of privately held companies.

Jean-Michel Valette has served as a director of Select Comfort since 1994. Mr. Valette was elected to the Board in connection with the purchase agreement under which the Series D preferred stock was purchased. Mr. Valette has served as President and Chief Executive Officer of Franciscan Estates, Inc., a winery in Northern California, since August 1998. Mr. Valette was a Managing Director of Hambrecht & Quist LLC from October 1994 to August 1998 and a Senior Analyst of Hambrecht & Quist LLC from November 1992 to October 1994. Mr. Valette is also a member of the general partner of H&Q Select Comfort Investors, L.P., an investor in the Company and a related party to Hambrecht & Quist LLC. Hambrecht & Quist LLC was one of the underwriters of the Company's initial public offering. Mr. Valette also serves as a director of a number of privately held companies.

Ervin R. Shames has served as a director of Select Comfort since April 1996. From April 1996 to April 19, 1999, Mr. Shames served as Chairman of the Board of Directors. Since January 1995, Mr. Shames has served as an independent management consultant to large and small consumer goods and services companies, advising on management and sales and marketing strategies. From December 1993 to January 1995, Mr. Shames served as the Chief Executive Officer of Borden, Inc. and was President and Chief Operating Officer of Borden, Inc. from July 1993 until December 1993. From June 1992 to July 1993, Mr. Shames served as Chairman and Chief Executive Officer of The Stride Rite Corporation, a footwear manufacturer, and was President and Chief Executive Officer of The Stride Rite Corporation from June 1990 to June 1992.

Thomas J. Albani has served as a director of Select Comfort since February 1994. Mr. Albani served as President and Chief Executive Officer of Electrolux Corporation, a manufacturer of premium floor care machines, from July 1991 to May 1998. From September 1984 to April 1989, Mr. Albani was employed by Allegheny International Inc., a home appliance manufacturing company, in a number of positions, most recently as Executive Vice President and Chief Operating Officer.

David T. Kollat has served as a director of Select Comfort since February 1994. Mr. Kollat has served as President and Chairman of 22 Inc., a research and consulting company for retailers and consumer goods manufacturers, since 1987. From 1976 until 1987, Mr. Kollat served in various capacities for The Limited, including Executive Vice President of Marketing and President of Victoria's Secret Catalogue. Mr. Kollat also serves as a director of numerous companies, including The Limited, Inc., Wolverine World Wide, Inc., Consolidated Stores, Inc. and Cooker Restaurant Corporation.

Kenneth A. Macke has served as a director as a of the Company since September 1994. Mr. Macke is General Partner of Macke Limited Partnership, a venture capital firm and investor in the Company. He previously served as Chairman and Chief Executive Officer of Dayton Hudson Corporation from 1984 to 1994, prior to which he was employed by Dayton Hudson in a variety of positions beginning in 1961. Mr. Macke also serves as a director of Unisys Corporation, General Mills, Inc. and Fingerhut Companies, Inc. Mr. Macke will not stand for re-election at the next annual meeting of shareholders of Select Comfort in June 1999.

Lawrence P. Murphy is a nominee for director of Select Comfort. Since May 1998, Mr. Murphy has served as an independent strategic advisor to a number of companies. From 1985 to May 1998, Mr. Murphy served as Executive Vice President and Chief Strategic Officer of The Walt Disney Company and Chairman of Disney Cruise Lines. From 1982 to 1985, he served as Vice President, Corporate Planning and Business Development of Marriott Corporation.

William J. Lansing is a nominee for director of Select Comfort. Mr. Lansing is the President of Fingerhut Companies Inc. He has served in such position since May 1998. He served as Vice President, Business Development at General Electric Corporation from October 1996 to May 1998. From January 1996 to October 1996, he served as Chief Operating Officer of Prodigy, Inc., an Internet service provider. From September 1986 to December 1995, Mr. Lansing was at McKinsey & Co., where he was a partner leading the consulting firm's Internet practice. Mr. Lansing also serves as a director of Digital River Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.

Executive officers, directors and greater than 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based upon a review of the copies of such reports furnished to us during the year ended January 2, 1999 and written representations by such persons, none of the directors, executive officers and beneficial owners of greater than 10% of the Company's common stock failed to file on a timely basis the forms required by Section 16 of the Securities Exchange Act of 1934.

Item 11.  EXECUTIVE COMPENSATION

Director Compensation

Meeting Fees. All non-employee directors of the Company receive $3,500 for each meeting of the Board of Directors attended and $500 for each meeting of the Executive Committee, Audit Committee or Compensation Committee attended.

Stock Options. Each non-employee director is granted, on an annual basis, an option to purchase 5,000 shares of common stock exercisable at the fair market value of the common stock on the date of grant for a period of up to 10 years, subject to their continuous service on the Board. Accordingly, on February 24, 1999, each non-employee director was granted a ten-year option to purchase 2,000 shares of common stock at an exercise price of $24.50 per share. In addition, on March 29, 1999, each non-employee director was granted a ten-year option to purchase 3,000 shares of common stock at an exercise price of $23.79 per share. These options become exercisable in as nearly equal as possible monthly installments over a 36-month period, so long as the director remains a director of Select Comfort.

In addition, the Company intends to grant each newly elected director a one-time option to purchase 15,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. This option will become exercisable in as nearly equal as possible monthly installments over a 24-month period, so long as the director remains a director of Select Comfort. After the vesting of this initial grant, each non-employee director will be eligible for an annual grant, subject to action by the Board, of an option to purchase 5,000 shares of common stock on the date of the annual meeting of shareholders.

Reimbursement of Expenses. All directors are reimbursed for travel expenses for attending meetings of the Board and any Board committees.

Directors who are officers or employees of the Company do not receive additional compensation for their services as directors.

Consulting Agreement with Ervin R. Shames. In April 1996, we entered into a consulting agreement with Ervin R. Shames, a director and former Chairman of the Board of Directors of the Company, pursuant to which Mr. Shames rendered certain consulting services to the Company through the end of March 1999. Pursuant to the consulting agreement, Mr. Shames received $120,000 in fiscal 1998.

Consulting Agreement with Lawrence P. Murphy. We are currently negotiating a consulting agreement with Lawrence P. Murphy, a nominee for director, pursuant to which Mr. Murphy will render certain consulting and strategic advisory services to the Company.


Compensation Committee Interlocks and Insider Participation

Messrs. Hopf, Macke and Shames served as members of the Compensation Committee of the Board of Directors during fiscal 1998. Mr. Shames rendered certain consulting services to the Company through March 31, 1999. See "Item 11. Executive Compensation -- Director Compensation."

Mr. Hopf is the President of St. Paul Venture Capital, Inc. and Managing General Partner of St. Paul Venture Capital IV, LLC., which are investors in the Company. Mr. Hopf was elected Chairman of the Board of Directors on April 19, 1999 and previously served as Chairman of the Board of Directors of the Company from August 1993 to April 1996.

Mr. Macke is the General Partner of Macke Limited Partnership, which is an investor in the Company.

For a description of certain  transactions  involving these entities,  see "Item
13. Certain Relationships and Related Transactions - Director Relationships."

No other relationships existed during fiscal 1998 with respect to Messrs. Shames, Hopf or Macke that would be required to be disclosed under the rules of the Securities Act of 1933.

                    EXECUTIVE COMPENSATION AND OTHER BENEFITS



Summary of Cash and Certain Other Compensation

     The following table provides summary information concerning cash and non-cash compensation paid to or earned by the Company's Chief Executive Officer and the executive officers of the Company, all of whom received or earned cash and non-cash salary and bonus of more than $100,000, for the fiscal year ended January 2, 1999 (the "Named Executive Officers").

                           Summary Compensation Table

                                         Annual          Long-Term
                                      Compensation     Compensation
                                   ------------------  ------------
                                                        Securities    All Other
                                                        Underlying  Compensation
Name and Principal Position   Year Salary($) Bonus($)   Options(#)     ($)(1)
----------------------------  ---- --------- --------  ------------ ------------
H. Robert Hawthorne (2)       1998  $341,914 $107,805         5,000      $5,000
 President and Chief          1997   225,000   27,000       400,000           0
 Executive Officer

Daniel J. McAthie (3)         1998   214,856   71,182        55,000       3,580
 Executive Vice President,    1997   198,655   23,838        55,000           0
 Chief Operating Officer,
 Chief Financial Officer
 and Secretary

Charles E. Dorsey             1998   167,231   54,233        25,000       3,709
 Senior Vice  President of    1997   155,540   81,381        35,000           0
 Direct Marketing and
 President of Select Comfort
 Direct Corporation

Ronald E. Mayle (4)           1998   161,231   50,352        25,000           0
 Senior Vice President of     1997    12,307    3,500       135,000           0
 Retail and President of
 Select Comfort Retail
 Corporation

Gregory T. Kliner             1998   157,574   52,204        15,000       2,628
 Senior Vice  President of    1997   147,095   17,652        35,000           0
 Operations


(1) The amounts disclosed for each individual represent Select Comfort's contributions to the accounts of the named individuals in Select Comfort's 401(k) defined contribution plan.

(2) Mr. Hawthorne was President and Chief Executive Officer of the Company from April 28, 1997 to April 19, 1999.

(3) Mr. McAthie was elected President and Chief Executive Officer of the Company on April 19, 1999 at which time he resigned as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary.

(4) Mr. Mayle became Senior Vice President of Retail and President of Select Comfort Retail Corporation on December 1, 1997.

Option Grants and Exercises

     The following tables summarize option grants and exercises during the fiscal year ended January 2, 1999 to or by the Named Executive Officers and the potential realizable value of the options held by such persons at January 2, 1999.

                        Option Grants in Last Fiscal Year

                                    Individual Grants (1)
                      ---------------------------------------------
                                   Percent of                        Potential Realizable Value
                                     Total                             at Assumed Annual Rates
                       Number of    Options                                of Stock Price
                      Securities   Granted to  Exercise                     Appreciation
                      Underlying   Employees    or Base                  for Option Term (2)
                        Options    in Fiscal     Price   Expiration  --------------------------
       Name           Granted (#)     Year      ($/Sh)      Date          5%            10%
--------------------  -----------  ----------  --------  ----------  ------------  ------------
H. Robert Hawthorne     5,000 (3)     1.2%      $11.00    03/31/08       $34,589       $87,656

Daniel J. McAthie       5,000 (3)     1.2%       11.00    03/31/08        34,589        87,656
                       25,000 (3)     6.0%       17.00    12/03/08       267,280       677,341
                       25,000 (4)     6.0%       17.00    12/03/08       267,280       677,341

Charles E. Dorsey       5,000 (3)     1.2%       11.00    03/31/08        34,589        87,656
                       20,000 (4)     4.8%       17.00    12/03/08       213,824       541,872

Ronald E. Mayle         5,000 (3)     1.2%       11.00    03/31/08        34,589        87,656
                       20,000 (4)     4.8%       17.00    12/03/08       213,824       541,872

Gregory T. Kliner       5,000 (3)     1.2%       11.00    03/31/08        34,589        87,656
                       10,000 (4)     2.4%       17.00    12/03/08       106,912       270,936

--------------------

(1) All of the options granted to the Named Executive Officers were granted under the Company's 1997 Stock Incentive Plan.

(2) In accordance with the rules of the Securities and Exchange Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and do not reflect the Company's estimates or projections of future common stock prices. The gains shown are net of the option price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend upon the future performance of the common stock, the executive's continued employment with the Company or its subsidiaries and the date on which the options are exercised. The amounts represented in this table might not necessarily be achieved.

(3) These options become exercisable in as nearly equal as possible monthly installments over a 36-month period, so long as the executive remains employed by the Company or one of its subsidiaries at that date. To the extent not already exercisable, these options become immediately exercisable in full upon certain changes in control of the Company and remain exercisable for the remainder of their term.

(4) These options become exercisable in full upon the earlier of the following to occur: (a) the date on which the average of the high and low sales prices of the Company's common stock, as reported by the Nasdaq National Market System, exceeds $34.00 per share for at least 30 consecutive trading days; or (b) December 3, 2003, so long as the executive remains employed by the Company or one of its subsidiaries at that date. To the extent not already exercisable, these options become immediately exercisable in full upon certain changes in control of the Company that result in consideration received or to be received by the shareholders of the Company as a result of such transaction exceeding $34.00 per share of common stock on a fully diluted basis.



                         Aggregated Option Exercises In
               Last Fiscal Year and Fiscal Year-End Option Values



                                                 Number of Securities        Value of Unexercised
                        Shares                  Underlying Unexercised       In-the-Money Options
                       Acquired      Value    Options at January 2, 1999    at January 2, 1999 (2)
                          on        Realized  --------------------------  --------------------------
Name                 Exercise (#)    ($)(1)   Exercisable  Unexercisable  Exercisable  Unexercisable
-------------------  ------------  ---------  -----------  -------------  -----------  -------------
H. Robert Hawthorne      100,000    $575,000      76,250        228,750   $1,608,359     $4,825,078

Daniel J. McAthie         58,194     359,115      61,930         99,876    1,318,705      1,507,060

Charles E. Dorsey        102,156   1,045,385       4,942         59,302      104,213        999,899

Ronald E. Mayle              ---         ---      74,375         85,625    1,221,289      1,263,711

Gregory T. Kliner         11,855     138,704      67,739         50,406    1,451,948        928,915

-------------------

(1) Value based on the difference between the fair market value of one share of common stock on the date of exercise and the exercise price of the option.

(2) Value based on the difference between the fair market value of one share of common stock at January 2, 1999 ($26.4375) and the exercise price of the options ranging from $1.00 to $17.00 per share. Options are in-the-money if the market price of the shares exceeds the option exercise price.

Employment and Consulting Agreements

H. Robert Hawthorne. On April 19, 1999, we entered into an employment and consulting agreement with H. Robert Hawthorne, the Vice Chairman of the Board of Directors and the former President and Chief Executive Officer of the Company. Under the agreement, Mr. Hawthorne will remain an employee of the Company through July 31, 1999 and will remain Vice Chairman of the Board of Directors and a director of the Company for an indefinite period of time. From August 1, 1999 and through April 30, 2001, Mr. Hawthorne will serve as an independent contractor to the Company and continue to perform consulting services for the Company on a special project basis in areas of external corporate development and corporate marketing.

In consideration of such services, we agreed to provide Mr. Hawthorne with certain payments and benefits, including (i) payment of Mr. Hawthorne's current base salary through April 30, 1999, (ii) payment of a base salary equal to $10,000 per month for the period from May 1, 1999 through July 31, 1999, (iii) payment of a consulting fee equal to $8,250 per month for the period from August 1, 1999 through April 30, 2001, and (iv) continuation of health, dental and life insurance coverage until April 30, 2001. Under the agreement, Mr. Hawthorne agreed not to disclose any confidential information of the Company until April 30, 2001, and until April 30, 2001, not to compete with the Company, interfere with our relationships with any of our current or potential vendors, suppliers, distributors or customers and not to solicit any of our employees so long as they remain employees of the Company.

Daniel J. McAthie. We have entered into a letter agreement with Daniel J. McAthie pursuant to which he serves as President and Chief Executive Officer of the Company. Mr. McAthie receives a base salary and is entitled to receive an incentive bonus if certain performance criteria are met. Mr. McAthie is also entitled to a severance payment equal to two times his then current base salary in the event of termination without cause. We are currently negotiating a new employment agreement with Mr. McAthie.

Ronald E. Mayle. We have entered into a letter agreement with Ronald E. Mayle pursuant to which he serves as Senior Vice President of Retail and President of Select Comfort Retail Corporation. Mr. Mayle receives a base salary and is entitled to receive an incentive bonus if certain performance criteria are met.

Gregory T. Kliner. We have entered into a letter agreement with Gregory T. Kliner pursuant to which he serves as Senior Vice President of Operations of the Company. Mr. Kliner receives a base salary and is entitled to receive an incentive bonus if certain performance criteria are met.

Lawrence P. Murphy. We are currently negotiating a consulting agreement with Lawrence P. Murphy, a nominee for director, pursuant to which Mr. Murphy will render certain consulting and strategic advisory services to the Company.

Change in Control Arrangements

Under the Company's 1990 Omnibus Stock Option Plan (the "1990 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan"), if a "change in control" of the Company occurs, then, unless the Compensation Committee decides otherwise either at the time of grant of an incentive award or at any time thereafter, all outstanding options will become immediately exercisable in full and will remain exercisable for the remainder of their terms, regardless of whether the participant to whom such options have been granted remains in the employ or service of the Company or any subsidiary. In addition, under the 1997 Plan, if a "change in control" of the Company occurs, then, unless the Compensation Committee decides otherwise either at the time of grant of an incentive award or at any time thereafter:

o all outstanding stock appreciation rights will become immediately exercisable in full and will remain exercisable for the remainder of their terms, regardless of whether the participant to whom such stock appreciation rights have been granted remains in the employ or service of the Company or any subsidiary;

o all outstanding restricted stock awards will become immediately fully vested and non-forfeitable; and

o all outstanding performance units and stock bonuses will vest and/or continue to vest in the manner determined by the Compensation Committee and set forth in the agreement evidencing such performance units or stock bonuses.

In addition, the Compensation Committee may pay cash for all or a portion of the outstanding options. The amount of cash the participants would receive will equal (a) the fair market value of such shares immediately prior to the change in control minus (b) the exercise price per share and any required tax withholding. The acceleration of the exercisability of options under the 1990 and 1997 Plans may be limited, however, if the acceleration would be subject to an excise tax imposed upon "excess parachute payments."

Under the 1990 and 1997 Plans, a "change in control" has occurred in the event of any of the following:

o a merger involving the Company where the pre-merger shareholders own at least 50% but less than 80% of the surviving company's voting stock (unless approved by the Board of Directors) or less than 50% of the surviving company's voting stock (whether or not approved by the Board of Directors);

o a transfer of substantially all of the Company's assets or liquidation of the Company;

o ownership by any person or group of more than 50% of the Company's voting stock (whether or not approved by the Board of Directors);

o    the  "continuity"   directors  (the  current  directors  and  their  future
     nominees) ceasing to constitute a majority of the Board of Directors; or

o any change of control that is required by the Securities and Exchange Commission to be reported.

Notwithstanding anything in the foregoing to the contrary, no change in control will be deemed to have occurred for purposes of the 1990 and 1997 Plans by virtue of any transaction which was approved by the affirmative vote of at least a majority of the members of the Board of Directors on the effective date of the Plan.

           COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


The Compensation Committee is comprised solely of non-employee directors and consisted of Ervin R. Shames, Patrick A. Hopf and Kenneth A. Macke during fiscal 1998. The Compensation Committee makes recommendations to the Board of Directors concerning the compensation and benefits of the Company's directors, executive officers and key managers, and acts on such other matters relating to their compensation as it deems appropriate. In addition, the Compensation Committee administers our stock option and incentive plans, pursuant to which incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, performance units and stock bonuses may be granted to eligible employees, officers, directors and consultants.

Compensation Philosophy and Objectives

The philosophy underlying the decisions and recommendations of the Compensation Committee is to recognize and reward results and achievement at the Company and individual level by linking compensation to such achievement. Consistent with this philosophy, the Compensation Committee has set the following objectives for the Company's executive compensation program:

o Motivate officers to achieve desired Company performance goals by rewarding such achievements.

o Provide a program of compensation that is competitive with comparable companies to enable the Company to attract and retain key executive talent.

o Align the interests of the Company's executives with the interests of the Company's shareholders by linking compensation to the Company's performance and by providing the Company's executives with long-term opportunities for stock ownership.

In determining its recommendations as to the compensation of the Company's executives, the Compensation Committee considers factors, such as Company performance, both in isolation and in comparison to growth companies of comparable size, development and complexity; the individual performance of each executive officer; historical compensation levels at the Company; the overall competitive environment for executives and the level of compensation necessary to attract and retain the level of key executive talent desired by the Company. The Compensation Committee places primary emphasis on Company performance rather than individual performance as measured against goals approved by the Compensation Committee. In analyzing these factors, the Compensation Committee may from time to time review competitive compensation data gathered in comparative surveys or collected by independent consultants.

Executive Compensation Program Components

The three components of Select Comfort's executive compensation program are base salary, annual cash incentive bonuses, and long-term incentive opportunities under our stock option and incentive plans. Each element of the compensation program is discussed in greater detail below.

Base Salary. The Compensation Committee's recommendations regarding the base salary of each executive officer of the Company, including the compensation of the President and Chief Executive Officer, are based on a number of factors, including the executive officer's experience and qualifications, the potential impact of the individual on the Company's performance, the level of skill and responsibility required by the individual's position and the other factors described above. Base salaries are reviewed annually, and the Compensation Committee seeks to set executive officer base salaries at moderately to aggressively competitive levels in relation to the companies with which the Company competes for executives.

Annual Management Incentive Bonus. The Company's annual management incentive bonus program is designed to provide a direct financial incentive to the Company's executive officers, including the President and Chief Executive Officer, for the achievement of specific Company performance goals. Generally, at the beginning of each year, the Compensation Committee establishes a maximum annual bonus, as a percentage of base salary, that the President and Chief Executive Officer and the other executive officers of the Company are eligible to receive and the goals against which performance will be measured in determining annual bonuses after the conclusion of the year. In past years, these goals have consisted of financial and non-financial goals, established to motivate the executive officers to achieve milestones that would impact the Company's long-term value. The bonuses paid to the officers of the Company ranged from 31% to 33% of their base salaries for 1998.

Long-Term Incentive Compensation. The Compensation Committee makes long-term incentive compensation available to the Company's executive officers, as well as substantially all other employees of the Company, through the grant of stock options. The purpose of stock option grants is to advance the interests of the Company and its shareholders by enabling the Company to attract and retain persons of ability to perform services for the Company, including persons performing services to the Company as executive officers. By granting stock options to executive officers and other employees, the Compensation Committee seeks to align the long-term interests of these individuals with those of the Company's shareholders by creating a strong and direct nexus between compensation and shareholder return and to enable executive officers and key managers to develop and maintain a significant ownership position in the Company. The Compensation Committee determines the number of options and the terms and conditions of such options based on certain factors, including the past performance of the executive officer, the executive officer's potential impact on the achievement of the Company's objectives, past grants or awards of stock-based compensation and on comparative compensation data regarding option grants by Company's within the specialty retail industry as well as within a broader group of companies of comparable size and complexity. Additionally, options may be granted to an executive officer as an incentive at the time the executive officer joins the Company.

All options granted by the Compensation Committee have an exercise price equal to 100% of the fair market value of the Common stock on the date of grant. In general, options become exercisable in as nearly equal as possible monthly installments over a 36-month period and remain exercisable for a period of 10 years from the date of grant, provided the individual continues to be employed by the Company. Alternatively, some options are "performance-based" and become exercisable upon the achievement of certain performance goals, including the price of the Company's common stock.

In 1998, the Compensation Committee granted options to all executive officers of the Company and key managers and sales personnel of the Company. In addition, in connection with the Company's initial public offering, the Compensation Committee granted options to substantially all employees of the Company. The primary purpose of the 1998 stock option grants was to recognize the outstanding individual contributions being made by these individuals during a year in which the Company experienced substantial growth and achieved significant milestones, including its initial public offering in December 1998.

Chief Executive Officer Compensation

Mr. Hawthorne's base salary during fiscal 1998 was $350,000. Mr. Hawthorne's 1998 annual bonus was determined in the manner described above, and amounted to 32% of base salary. Mr. Hawthorne was granted a stock option to purchase 5,000 shares of common stock in March 1998. Mr. Hawthorne's salary, annual bonus and long-term compensation are determined by the Compensation Committee in accordance with the practices described above. These determinations are based primarily on the Compensation Committee's subjective evaluation of Mr. Hawthorne's performance, Select Comfort's performance and its stock price performance. No specific weighting is assigned to the factors considered by the Compensation Committee.


Section 162(m)

Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation paid to the chief executive officer and each of the four other most highly compensated executives of a publicly held corporation to $1,000,000. In 1998, the Company did not pay "compensation" within the meaning of Section 162(m) to such executive officers in excess of $1,000,000, and does not believe it will do so in the near future. Therefore, the Company does not have a policy at this time regarding qualifying compensation paid to its executive officers for deductibility under Section 162(m), but will formulate such a policy if compensation levels ever approach $1,000,000.

      Compensation Committee

      Ervin R. Shames
      Patrick A. Hopf
      Kenneth A. Macke

                          COMPARATIVE STOCK PERFORMANCE


      The graph below compares, for the period from December 3, 1998, the date of our initial public offering, to January 2, 1999, the total cumulative shareholder return on Select Comfort common stock to the total cumulative return on The Nasdaq Stock Market (U.S.) Index and the Standard & Poor's 400 Retail (Specialty) Index. The graph assumes a $100 investment in Select Comfort common stock, The Nasdaq Stock Market (U.S.) Index and the Standard & Poor's 400 Retail (Specialty) Index on December 3, 1998 and the reinvestment of all dividends.


                 Comparison of One Month Cumulative Total Return
       Among Select Comfort Corporation, the Standard & Poor's 400 Retail
            (Specialty) Indexand The Nasdaq Stock Market (U.S.) Index


                                            Standard &
                                              Poor's
                                            400 Retail     The Nasdaq
                           Select Comfort  (Specialty)    Stock Market
                            Corporation       Index       (U.S.) Index

      December 3, 1998         100             100             100
      January 2, 1999          130             116             109

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information, as of December 31, 1998, with respect to each person who was known by us to be the beneficial owner of more than 5% of Select Comfort common stock.

                                                                        Shares of Common Stock
                                                                        Beneficially Owned (1)
                                                                     ---------------------------
Name                                                                   Amount   Percent of Class
-------------------------------------------------------------------  ---------  ----------------
The St. Paul Companies, Inc. (2)...................................  5,154,748        28.4%

Consumer Venture Partners (3)......................................  2,237,113        12.3%

Putnam Investments, Inc. (4).......................................  1,111,602         6.1%

General Electric Capital Corporation (5)...........................  1,076,098         5.5%

Dresdner RCM Global Investors (6)..................................    940,150         5.1%

Apex Investment Fund, L.P. and The Productivity Fund II, L.P. (7)..    939,534         5.2%

Norwest Venture Capital (8)........................................    926,330         5.1%

--------------------

(1) Except as otherwise indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person or group holding such options or warrants but are not deemed outstanding for computing the percentage of any other person or group.

(2) Includes 4,766,008 shares held by St. Paul Fire and Marine Insurance Company and 321,017 shares held by St. Paul Venture Capital IV, LLC. Includes 59,769 shares issuable upon exercise of outstanding warrants held by St. Paul Fire and Marine Insurance Co. and 7,954 shares issuable upon exercise of outstanding warrants held by St. Paul Venture Capital IV, LLC. St. Paul Companies, Inc. owns all of the issued and outstanding shares of capital stock of St. Paul Fire and Marine Insurance Co. St. Paul Fire and Marine Insurance Co. owns 99% of the membership interests in St. Paul Venture Capital IV, LLC. Patrick A. Hopf, Chairman of the Board of Directors of the Company, is the Managing General Partner of St. Paul
      Venture Capital IV, LLC. Does not include shares held of record by Mr. Hopf or his family members. See "--Security Ownership of Management." The address of St. Paul Companies, Inc. is 385 Washington Street, St. Paul, Minnesota 55102.

(3) Includes 274,312 shares held by Consumer Venture Partners I, L.P. and 1,962,801 shares held by Consumer Venture Partners II, L.P. Christopher P. Kirchen, a director of the Company, is the general partner of Consumer Venture Associates L.P., which is the general partner of Consumer Venture Partners I, L.P. Mr. Kirchen is also the general partner of Consumer Venture Associates II, L.P., which is the general partner of Consumer Venture Partners II, L.P. Does not include any shares held of record by Mr. Kirchen. See "--Security Ownership of Management." The address of Consumer Venture Partners is Three Pickwick Plaza, Greenwich, Connecticut 06830.

(4) Putnam Investments, Inc. ("PI") beneficially owns 1,111,602 shares, all of which shares PI has shared dispositive power and 98,750 of which shares PI holds shared voting power. PI's wholly owned investment advisers Putnam Investment Management, Inc. ("PIM") has shared dispositive power with respect to 992,842 shares, and The Putnam Advisory Company, Inc. ("PAC") has shared dispositive power with respect to 118,760 shares and holds shared voting power with respect to 98,750 shares. The address of PI, PIM and PAC is One Post Office Square, Boston, Massachusetts 02109. PI is a wholly owned subsidiary of Marsh & McLennan Companies, Inc., whose address is 1166 Avenue of the Americas, New York, New York 10036.

(5) Includes 1,076,098 shares issuable upon exercise of an outstanding warrant. The address of General Electric Capital Corporation is 260 Long Ridge Road, Stamford, Connecticut 06927.

(6) Each of Dresdner RCM Global Investors LLC, Dresdner RCM Global Investors US Holdings LLC and Dresdner Bank AG may be deemed to have sole voting power with respect to 606,750 shares and sole dispositive power with respect to 940,150 shares. The address of Dresdner RCM Global Investors LLC and Dresdner RCM Global Investors US Holdings LLC is Four Embarcadero Center, San Francisco, California 94111. The address of Dresdner Bank AG is Jurgen-Ponto-Platz 1, 60301 Frankfurt, Germany.

(7) Includes 645,878 shares held by Apex Investment Fund, L.P. ("Apex") and 277,619 shares held by The Productivity Fund II, L.P. ("TPF"). Also includes 11,102 and 4,935 shares issuable upon exercise of outstanding warrants held by Apex and TPF, respectively. First Analysis Corporation is a general partner of each of the general partners of Apex and TPF and may be deemed to be the beneficial owner of shares held by Apex and TPF. First Analysis Corporation disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. James A. Johnson, George
      M. Middlemas and Paul J. Renze, by virtue of their affiliation with Apex, may be deemed to be the beneficial owner of shares held by Apex; however, they disclaim beneficial ownership of such shares, except to the extent of their individual pecuniary interest therein. Bret R. Maxwell, by virtue of his affiliation with TPF, may be deemed to be the beneficial owner of shares held by TPF; however, he disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of Apex and TPF is 233 South Wacker Drive, Suite 9500, Chicago, Illinois 60606.

(8) Includes 597,053 shares held by Norwest Equity Partners IV and 329,277 shares held by Norwest Equity Partners V. Itasca Partners is the general partner of Norwest Equity Partners IV and may be deemed to be the beneficial owner of shares held by Norwest Equity Partners IV. Itasca Partners V is the general partner of Norwest Equity Partners V and may be deemed to be the beneficial owner of shares held by Norwest Equity Partners V. John E. Lindahl and George J. Still, Jr. are each managing general partners of, and John P. Whaley is the managing administrative partner of, Itasca Partners and Itasca Partners V, respectively. By virtue of their affiliation with Norwest Equity Partners IV and Norwest Equity Partners V resulting from their positions with Itasca Partners and Itasca Partners V, each may be deemed to be the beneficial owner of shares held by Norwest Equity Partners IV and Norwest Equity Partners V; however, they disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein. The address of Norwest Venture Capital and the other named individuals is 2800 Piper Tower, 222 South Ninth Street, Minneapolis, Minnesota 55402.

Security Ownership of Management

      The following table sets forth information regarding the beneficial ownership of Select Comfort common stock as of April 1, 1999 by each director and nominee for director, by each executive officer named in the Summary Compensation Table under the heading "Executive Compensation and Other Benefits" and by all directors and executive officers of Select Comfort as a group.

                                                        Shares of Common Stock
                                                        Beneficially Owned (1)
                                                     ---------------------------
Name                                                   Amount   Percent of Class
---------------------------------------------------  ---------  ----------------
H. Robert Hawthorne (2)............................    330,610         1.8%

Daniel J. McAthie (3)..............................    186,635           *

Charles E. Dorsey (4)..............................    145,344           *

Ronald E. Mayle (5)................................     97,569           *

Gregory T. Kliner (6)..............................    105,089           *

Patrick A. Hopf (7)................................  5,164,761        27.7%

Thomas J. Albani (8)...............................     37,927           *

Christopher P. Kirchen (9).........................  2,237,445        12.0%

David T. Kollat (10)...............................     37,927           *

William J. Lansing.................................      2,000           *

Kenneth A. Macke (11)..............................     90,737           *

Lawrence P. Murphy.................................          0           *

Ervin R. Shames (12)...............................    225,000         1.2%

Jean-Michel Valette (13)...........................    207,091         1.1%

All directors and executive officers
as a group (12 persons) (14).......................  8,866,135        45.7%

--------------------

* Less than 1% of the outstanding shares.

(1) Except as otherwise indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person or group holding such options or warrants but are not deemed outstanding for computing the percentage of any other person or group.

(2) Includes 150,700 shares issuable upon exercise of outstanding options. Also includes 12,000 shares held by Mr. Hawthorne's children.

(3) Includes 110,832 shares issuable upon exercise of outstanding options and 4,000 shares issuable upon exercise of outstanding warrants. Also includes 29,097 shares held by Mr. McAthie's spouse, as to which Mr. McAthie shares voting and dispositive power.

(4) Includes 18,449 shares issuable upon exercise of outstanding options. Also includes 99,156 shares jointly held by Mr. Dorsey and his spouse, as to which Mr. Dorsey shares voting and dispositive power, and an aggregate of 3,000 shares held by Mr. Dorsey's children, as to which Mr. Dorsey has sole voting and dispositive power. Also includes 1,000 shares held by Mr. Dorsey's daughter and 1,000 shares held by Mr. Dorsey's son, as to which shares Mr. Dorsey disclaims beneficial ownership.

(5)   Includes 97,569 shares issuable upon exercise of outstanding options.

(6)   Includes 105,089 shares issuable upon exercise of outstanding options.

(7) Includes 190 shares issuable upon exercise of outstanding warrants. Also includes an aggregate of 1,216 shares held by Mr. Hopf's spouse and children. Also includes shares beneficially owned by St. Paul Fire and Marine Insurance Company, St. Paul Venture Capital Affiliates Fund I, LLC and St. Paul Venture Capital IV, LLC. St. Paul Venture Capital, Inc. is the manager of St. Paul Venture Capital Affiliates Fund I, LLC. Mr. Hopf is the President of St. Paul Venture Capital, Inc. and the Managing General Partner of St. Paul Venture Capital IV, LLC.
      Mr. Hopf's  address is 10400  Viking  Drive,  Suite 550,  Eden  Prairie,
      Minnesota  55344.  See  "--Security   Ownership  of  Certain   Beneficial
      Owners."

(8)   Includes 332 shares issuable upon exercise of outstanding options.

(9) Includes 332 shares issuable upon exercise of outstanding options. Also includes shares beneficially owned by Consumer Venture Partners I, L.P. and Consumer Venture Partners II, L.P., as to which Mr. Kirchen shares voting and dispositive power. Mr. Kirchen has the same business address as Consumer Venture Partners. See "--Security Ownership of Certain Beneficial Owners."

(10) Includes 37,832 shares issuable upon exercise of outstanding options.

(11) Includes 12,832 shares issuable upon exercise of outstanding options. Also includes 75,182 shares held by Macke Limited Partnership and 2,723 shares issuable upon exercise of outstanding warrants held by Macke Limited Partnership, of which Mr. Macke is the general partner.

(12) Includes 106,000 shares issuable upon exercise of outstanding options held by Mr. Shames and 100,000 shares issuable upon exercise of outstanding options held by Louise G. Shames, Trustee of the Ervin R. Shames Estate Reduction Family Trust U/A dated October 30, 1997.

(13) Includes 332 shares issuable upon exercise of outstanding options. Also includes 206,106 shares held by H&Q Select Comfort Investors, L.P., a related party to Hambrecht & Quist LLC. Mr. Valette by virtue of his affiliation with the general partner of H&Q Select Comfort Investors, L.P. may be deemed to be the beneficial owner of such shares; however, he disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(14) Includes an aggregate of 815,267 shares issuable upon exercise of outstanding options and warrants held by officers, directors and their affiliates. Also includes all shares beneficially owned by St. Paul
      Companies,   Inc.  and  Consumer   Venture   Partners.   See  "--Security
      Ownership of Certain Beneficial Owners."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Relationships

Patrick A. Hopf, Chairman of the Board of Directors of Select Comfort, is the President of St. Paul Venture Capital, Inc. and the Managing General Partner of St. Paul Venture Capital IV, LLC. St. Paul Venture Capital IV, LLC and St. Paul Venture Capital Affiliates Fund I, of which St. Paul Venture Capital, Inc. is the manager for both, and St. Paul Fire and Marine Insurance Co. are shareholders of the Company. Mr. Hopf was elected to the Board in connection with the purchase agreement under which the Series A preferred stock was purchased.

Christopher P. Kirchen, a director of Select Comfort, is a general partner of Consumer Venture Associates, L.P., which is the general partner of Consumer Venture Partners I, L.P., a shareholder of the Company. Mr. Kirchen is also the general partner of Consumer Venture Associates II, L.P., which is the general partner of Consumer Venture Partners II, L.P., a shareholder of the Company. Mr. Kirchen was elected to the Board in connection with the purchase agreement under which the Series B preferred stock was purchased.

Jean-Michel Valette, a director of Select Comfort, was a Managing Director of Hambrecht & Quist LLC from October 1994 to August 1998 and a Senior Analyst of Hambrecht & Quist LLC from November 1992 to October 1994. Mr. Valette is also a member of the general partner of H&Q Select Comfort Investors, L.P., an investor in the Company and a related party to Hambrecht & Quist LLC. Mr. Valette was elected to the Board in connection with the purchase agreement under which the Series D preferred stock was purchased. Hambrecht & Quist LLC was one of the underwriters of the Company's initial public offering.

Amended and Restated Registration Rights Agreement

Certain holders of our common stock and warrants to purchase shares of our common stock, including executive officers, directors and more than 5% shareholders, have certain demand and incidental registration rights covering such shares pursuant to a certain Amended and Restated Registration Rights Agreement dated December 28, 1995, as amended, among the Company and the other parties thereto.

Employment and Consulting Agreements

In April 1996, we entered into a consulting agreement with Ervin R. Shames, a director and former Chairman of the Board of Directors of the Company, pursuant to which Mr. Shames rendered certain consulting services to the Company through the end of March 1999. See "Item 11. Executive Compensation--Director Compensation."

We are currently negotiating a consulting agreement with Lawrence P. Murphy, a nominee for director, pursuant to which Mr. Murphy will render certain consulting and strategic advisory services to the Company.

For a discussion of the employment agreements entered into by the Company and certain Named Executive Officers, see "Item 11. Executive Compensation--Director Compensation" and "Item 11. Executive Compensation--Executive Compensation and Other Benefits--Employment and Consulting Agreements."

GE Financing and Restructuring of GE Warrants

In March 1997, we entered into a Purchase Agreement with General Electric Capital Corporation ("GECC"), pursuant to which we issued to GECC a senior subordinated promissory note in the principal amount of $15.0 million. We repaid this note in full in December 1998 with a portion of the net proceeds of our initial public offering. In addition to this note, we issued to GECC a warrant to purchase 1,100,000 shares of common stock exercisable through March 31, 2005 at an exercise price of $10.50 and a warrant providing contingent rights to purchase up to 1,000,000 shares of common stock at an exercise price of $.01 after May 1, 1999, subject to adjustment and cancellation upon the occurrence of certain events.

Effective March 1998, the Company and GECC restructured these warrants by combining them into one warrant to purchase 1,309,583 shares of common stock at an exercise price of $8.82. In November 1998, in connection with the reduction of the conversion price of our Series E preferred stock, we issued an additional warrant to GECC to purchase 5,513 shares of common stock at an exercise price of $8.82 per share. In December 1998, in connection with our initial public offering, GECC exercised a portion of their warrant and as of January 2, 1999, held a combined warrant to purchase 1,076,098 shares of common stock. GECC has certain demand and incidental registration rights covering the shares of common stock issuable upon exercise of this warrant.

Monogram Bank Credit Card Program

GECC, which controls Monogram Credit Card Bank of Georgia (the "Bank"), has an indirect interest in our consumer credit arrangements with the Bank. Under these arrangements, the Bank offers to our qualified customers an unsecured revolving credit arrangement to finance purchases from us. For all purchases financed under these arrangements, the Bank pays us an amount equal to the total amount of purchases net of promotional related discounts and less amounts retained for limited recourse on bad debts.

Upon commencement of our consumer credit arrangements with the Bank, the Bank paid us a $500,000 incentive bonus, and we paid the Bank $500,000 as amounts to be retained by the Bank for returned products.

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

Series E Preferred Stock Shareholder Voting Agreement and Irrevocable Proxy

In November 1998, the Company and the holders of more than 60% of the outstanding shares of Series E preferred stock entered into a Shareholder Voting Agreement and Irrevocable Proxy pursuant to which such shareholders agreed to vote all of the shares of Select Comfort capital stock held by them in favor of an amendment of our Articles of Incorporation to decrease the public offering price at which the Series E preferred stock would automatically convert into common stock from $19.95 to $15.00 per share and reduce the conversion price of the Series E preferred stock into common stock from $8.82 to $8.20 per share. The amendment was approved by our shareholders on November 30, 1998, and all outstanding shares of Series E preferred stock converted into shares of common stock in connection with our initial public offering.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SELECT COMFORT CORPORATION


Dated:  April 29, 1999              By: /s/ Daniel J. McAthie
                                        Daniel J. McAthie
                                        President and Chief Executive Officer
                                        (principal executive officer)



                                    By: /s/ James C. Raabe
                                        James C. Raabe
                                        Chief Financial Officer
                                        (principal   financial  and  accounting
                                        officer)