Form 10-Q
period 1999-04-03
SELECT COMFORT CORP
filed 1999-05-17
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended April 3, 1999


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of May 1, 1999, 18,584,198 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                      Page No.


PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheets
        April 3, 1999 and January 2, 1999.................................  3

        Consolidated Statements of Operations
        for the Three Months ended April 3, 1999
        and April 4, 1998.................................................  4

        Consolidated Statements of Cash Flows
        for the Three Months ended April 3, 1999
        and April 4, 1998.................................................  5

        Notes to Consolidated Financial Statements........................  6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................  8

Item 3. Quantitative and Qualitative Disclosures about Market Risk........ 12

PART II: OTHER INFORMATION

Item 6. Exhibit Index..................................................... 15

                          PART I: FINANCIAL INFORMATION


                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          (UNAUDITED)
                                                            APRIL 3,  JANUARY 2,
                                                              1999       1999
                                                           ---------- ----------
                          ASSETS
 Current assets:
   Cash and cash equivalents                                 $44,423    $45,561
   Accounts receivable, net of allowance for doubtful
      accounts of $2,602, and $2,750, respectively            11,658     10,624
   Inventories (note 2)                                       10,364     10,136
   Prepaid expenses                                            4,822      4,048
   Deferred tax assets                                         5,690      5,448
                                                           ---------- ----------
       Total current assets                                   76,957     75,817
 Property and equipment, net                                  30,506     29,125
 Deferred tax assets                                             488        440
 Other assets                                                    847        852
                                                           ---------- ----------
       Total assets                                         $108,798   $106,234
                                                           ========== ==========



           LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Current maturities of long-term debt                         $692       $930
   Accounts Payable                                           12,766     12,079
   Accruals:
   Sales returns                                               5,693      6,021
   Warranty costs                                              5,024      4,486
   Compensation, taxes and benefits                            4,116      4,843
   Income taxes                                                  838        648
   Other                                                       4,486      4,561
                                                           ---------- ----------
       Total current liabilities                              33,615     33,568
 Long-term debt, less current maturities                           -         29
 Other liabilities                                             2,217      1,946
                                                           ---------- ----------

       Total liabilities                                      35,832     35,543
                                                           ---------- ----------


 Common shareholders' equity:
   Undesignated    preferred   stock;   5,000,000   shares
     authorized, no shares issued and outstanding                  -          -
   Common  stock,   $.01  par  value;   95,000,000  shares
     authorized,  18,577,313 and 18,435,687  shares issued       186        184
     and outstanding, respectively
   Additional paid-in capital                                 88,704     87,619
   Accumulated deficit                                       (15,924)   (17,112)
                                                           ---------- ----------
       Total common shareholders' equity                      72,966     70,691
                                                           ---------- ----------
       Total liabilities and shareholders' equity           $108,798   $106,234
                                                           ========== ==========





          See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                          THREE MONTHS ENDED
                                        ----------------------
                                         APRIL 3,    APRIL 4,
                                           1999        1998
                                        ----------  ----------

 Net sales                                $71,632     $58,671
 Cost of sales                             24,547      21,080
                                        ----------  ----------
   Gross margin                            47,085      37,591
                                        ----------  ----------


 Operating expenses:
   Sales and marketing                     40,488      32,260
   General and administrative               5,219       4,294
                                        ----------  ----------
       Total operating expenses            45,707      36,554
                                        ----------  ----------
 Operating income                           1,378       1,037
                                        ----------  ----------


 Other income (expense):
   Interest income                            539         228
   Interest expense                           (34)     (1,533)
   Other, net                                   3           -
                                        ----------  ----------
       Other income, net                      508     ( 1,305)
                                        ----------  ----------


 Income (loss) before income taxes          1,886        (268)
 Income tax expense                           698         150
                                        ----------  ----------
 Net income (loss)                         $1,188       $(418)
                                        ==========  ==========

 Net income (loss) per share (note 3)
   - basic and  diluted                     $0.06       (0.26)
                                        ==========  ==========





          See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                          APRIL 3,    APRIL 4,
                                                            1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                         $1,188       $(418)
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                            1,400       1,253
    Deferred tax assets                                       (290)        (43)
    Interest expense from put warrant valuation                  -         956
    Change in operating assets and liabilities:
      Accounts receivable, net                              (1,034)       (681)
      Inventories                                             (228)        (73)
      Prepaid expenses                                        (774)        562
      Accounts payable                                         687        (817)
      Accrued sales returns                                   (328)        287
      Accrued warranty costs                                   538         163
      Accrued compensation, taxes and benefits                (727)       (218)
      Accrued income taxes                                     190          17
      Other accrued liabilities                                (75)       (414)
      Other assets                                              (2)        (26)
      Other liabilities                                        271         172
                                                         ----------  ----------
        Net cash provided by operating activities              816         720
                                                         ----------  ----------

Cash flows used in investing activities - Purchases
  of property and equipment                                 (2,774)     (1,910)
                                                         ----------  ----------
Cash flows from financing activities:
  Principal payments on debt                                  (267)       (239)
  Proceeds  from  issuance  of common stock                  1,087           5
                                                         ----------  ----------
        Net cash provided by (used in)
          financing activities                                 820        (234)
                                                         ----------  ----------

Decrease in cash and cash equivalents                       (1,138)     (1,424)
Cash and cash equivalents, at beginning of period           45,561      12,670
                                                         ----------  ----------
Cash and cash equivalents, at end of period                $44,423     $11,246
                                                         ==========  ==========





          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months ended April 3, 1999 of Select Comfort Corporation and subsidiaries (the Company), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of April 3, 1999 and January 2, 1999 and the results of operations and cash flow for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and related notes included in the Company's Annual Report to Shareholders and its 1998 Form 10-K. Operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

 (2) INVENTORIES

Inventories consist of the following (in thousands):

                                           APRIL 3, 1999     JANUARY 2, 1999
                                          ---------------    ---------------
Raw materials                                  $7,002             $6,533
Work in progress                                   88                 67
Finished goods                                  3,274              3,536
                                          ---------------    ---------------
                                              $10,364            $10,136
                                          ===============   ================

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (3) NET INCOME (LOSS) PER COMMON SHARE

The following computations reconcile net income (loss) with net income (loss) per common share-basic and diluted (dollars in thousands, except share and per share amounts).

                                                   NET                PER SHARE
                                                  LOSS      SHARES      AMOUNT
                                               ---------- ----------  ----------
        THREE MONTHS ENDED APRIL 3, 1999
 Net income                                       $1,188
                                               ----------

 BASIC EPS
 Net income available to common shareholders      $1,188  18,526,073     $0.06
                                               ---------- ----------  ==========

 EFFECT OF DILUTIVE SECURITIES
 Warrants                                              -     861,463
 Options                                               -     960,915
                                               ---------- ----------

 DILUTED EPS
 Net income available to common shareholders
   plus assumed conversions                       $1,188  20,348,451     $0.06
                                               ========== ==========  ==========




                                                   NET                PER SHARE
                                                  LOSS      SHARES      AMOUNT
                                               ---------- ----------  ----------
        THREE MONTHS ENDED APRIL , 1998
 Net loss                                         $(418)
 Less cumulative preferred dividends               (225)
                                               ----------

 BASIC  AND DILUTED EPS
 Net loss attributable to common shareholders     $(643)   2,478,491    $(0.26)
                                               ========== ==========  ==========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform act of 1995. The statements regarding Select Comfort Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Select Comfort that could cause such material differences are identified and discussed in Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 2, 1999, which discussion is incorporated herein by reference. Such important factors include our ability to create product and brand name awareness, the effectiveness and efficiency of our advertising, the level of consumer acceptance of our products, the number and timing of new retail store openings, the performance of our existing and new retail stores, our ability to manage our planned rapid store expansion, our ability to successfully identify and respond to emerging trends in the mattress industry, the level of competition in the mattress industry, general economic conditions and consumer confidence, and our ability to maintain cost-effective production and delivery of products.

OVERVIEW

Select Comfort is the leading vertically integrated manufacturer, specialty retailer and direct marketer of innovative air beds and sleep-related products. Since the introduction of our first air bed product in 1987, management has focused on improving our product, expanding our product line, building manufacturing and distribution systems and growing our four sales channels: retail, direct marketing, roadshow and e-commerce.

Vertically integrated operations and control over four separate but complementary sales channels enable us to develop and maintain direct customer relationships as well as leverage advertising dollars. Sales generation is driven primarily by targeted print, radio and television media which generate customer inquiries. Direct marketing advertising is leveraged in all sales channels. Marketing programs at retail stores focus on increasing customer traffic, including a number of in-store activities and promotions.

Retail operations included 275 stores at April 3, 1999 including 14 leased departments within larger retail stores (13 in Bed Bath & Beyond stores) and 264 stores at January 2, 1999 including 14 leased departments. We plan to open a minimum of 69 retail stores during the remainder of 1999, including expansion of the leased department concept. Two of the 11 retail store openings in the first quarter of 1999 were in new markets. As of April 3, 1999, we had closed a total of five stores since inception.

Historically, we have experienced strong comparable store sales growth, reporting an increase of 12.8% for the three months ended April 3, 1999 and 39.4% for the three months ended April 4, 1998. We believe this performance is due to increased awareness of our brand and product benefits, the relatively young age of the store base and various initiatives implemented in recent periods related to increased emphasis on the retail distribution channel. These initiatives include (i) a change in focus of advertising toward brand awareness,
(ii) the evolution of retail store operations, including improvements in store design, and (iii) the closer integration of direct marketing and retail distribution channels. Comparable store sales results in the future will be influenced by a variety of factors, including our ability to create product and brand name awareness, the effectiveness and efficiency our advertising, our ability to drive consumer traffic to retail stores and the level of consumer acceptance of our products.

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in comparable store sales, the timing, amount and effectiveness of advertising expenditures, any changes in return rates, the timing of new store openings and related expenses, competitive factors, net sales contributed by new stores, any disruptions in third-party delivery services and general economic conditions and consumer confidence. Our business is also subject to some seasonal influences, with heavier concentrations of sales during the fourth quarter holiday season due to increased mall traffic.

A substantial portion of operating expenses is related to sales and marketing expenses, including costs associated with opening new stores and advertising and marketing expenditures. The level of such spending cannot be adjusted quickly and is based, in significant part, on expectations of future customer inquiries and net sales. Furthermore, a substantial portion of net sales are often realized in the last month of a quarter, with such net sales frequently concentrated in the last weeks or days of a quarter, due in part to our promotional schedule. If we experience a shortfall in expected net sales or in the conversion rate of customer inquiries, we may be unable to adjust spending in a timely manner and our business, financial condition and operating results may be materially adversely affected. Our historical results of operations may not be indicative of the results that may be achieved for any future fiscal period.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as percentages of net sales. Percentage amounts may not total due to rounding.
                                          THREE MONTHS ENDED
                                        ----------------------
                                         APRIL 3,    APRIL 4,
                                           1999        1998
                                        ----------  ----------

 Net sales                                 100.0%      100.0%
 Cost of sales                              34.3        35.9
                                        ----------  ----------
   Gross margin                             65.7        64.1
                                        ----------  ----------
 Operating expenses:
   Sales and marketing                      56.5        55.0
   General and administrative                7.3         7.3
                                        ----------  ----------
       Total operating expenses             63.8        62.3
                                        ----------  ----------
 Operating income                            1.9         1.8
       Other income, net                     0.7        (2.2)
                                        ----------  ----------
 Income (loss) before income taxes           2.6        (0.5)
 Income tax expense                          1.0         0.3
                                        ----------  ----------
 Net income (loss)                           1.7%       (0.7)%
                                        ==========  ==========

COMPARISON OF THREE MONTHS ENDED APRIL 3, 1999 WITH THREE MONTHS ENDED APRIL 4, 1998

NET SALES
Net sales increased 22.1% to $71.6 million for the three months ended April 3, 1999 from $58.7 million for the three months ended April 4, 1998 primarily due to an increase in unit sales. The components of the increase in net sales were
(i) a $8.4 million increase associated with the opening of 64 new retail stores during the past 12 months, (ii) a $4.2 million increase associated with an increase of 12.8% in comparable store sales over the comparable period of the prior year, resulting primarily from the continuing maturation of stores, and
(iii) a $400,000 decrease in direct marketing sales.

GROSS MARGIN
Gross margin increased to 65.7% for the three months ended April 3, 1999 from 64.1% for the three months ended April 4, 1998 primarily due to (i) improved purchasing through volume discounts and better relationships with key suppliers and (ii) improved leverage of fixed manufacturing costs over higher unit volumes.

SALES  AND  MARKETING
Sales and marketing expenses increased 25.5% to $40.5 million for the three months ended April 3, 1999 from $32.3 million for the three months ended April 4, 1998, and increased as a percentage of net sales to 56.5% from 55.0% for the comparable prior year period. The increase in the dollar amount of sales and marketing expenses was primarily due to (i) the opening of 64 new retail stores during the last 12 months, (ii) increased advertising expenditures to support the Company's growth and (iii) higher commissions, percentage rents and freight expense related to the higher net sales. Sales and marketing expenses increased as a percentage of net sales primarily due to advertising and promotional expenditures increasing at a greater rate than net sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 21.5% to $5.2 million for the three months ended April 3, 1999 from $4.3 million for the three months ended April 4, 1998. The increase in the dollar amount of general and administrative expenses was primarily due to increased spending to provide infrastructure to support overall net sales growth.

OTHER INCOME (EXPENSE), NET
Other income increased $1.8 million to $500,000 for the three months ended April 3, 1999 from ($1.3) million for the three months ended April 4, 1998 primarily due to (i) the inclusion of $1.0 million of non-cash interest expense in the three months ended April 4, 1998 relating to the change in the fair value of an outstanding put warrant and (ii) an increase in interest income due to the increase in cash obtained from the completion of our initial public offering in December 1998. The put provision associated with the warrant was eliminated effective on completion of the initial public offering. Future periods will not require the recording of non-cash interest expense associated with the put warrant.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense increased to $698,000 for the three months ended April 3, 1999 from $150,000 for the three months ended April 4, 1998 due to an increase in taxable income in 1999 and the utilization of substantially all net operating loss carryforwards in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has been the sale of equity securities. We completed our initial public offering in December 1998, resulting in net proceeds of $44.6 million, which have been partially used for the repayment of $15.0 million of debt. The Company had working capital of approximately $43.3 million at April 3, 1999 and $42.2 million at January 2, 1999.

Net cash provided by operating activities for the three months ended April 3, 1999 was approximately $800,000 and consisted primarily of net income adjusted for non-cash expenses partially offset by increases in accounts receivables, inventories and prepaid expenses. Net cash provided by operating activities for the three months ended April 4, 1998 was approximately $700,000 and consisted primarily of cash flows from operations before non-cash expenses and increases in prepaid expenses, partially offset by an increase in accounts receivable and a decrease in accounts payable.

Beginning in May 1997, we began offering our customers an unsecured revolving credit arrangement to finance purchases through a third-party bank. In March 1999, we notified the bank of our intent to terminate this consumer credit arrangement. We have signed a letter of intent with a third-party provider to replace the terminated arrangement. We anticipate that the new arrangement will be under terms that are no less favorable than under the existing arrangement and that the transition to the new provider will occur in the third quarter. In addition, amounts retained by the bank under the terminated arrangement, approximately $12.4 million at April 3, 1999, are expected to be returned to the Company shortly following termination and are not anticipated to be replaced by similar amounts under the new agreement.

Net cash used in investing activities was approximately $2.8 million for the three months ended April 3, 1999 and $1.9 million for the three months ended April 4, 1998. Investing activities consisted of purchases of property and equipment for new retail stores in both periods as well as for a new manufacturing and distribution facility in the first quarter of 1999.

Net cash provided by financing activities was approximately $800,000 for the three months ended April 3, 1999 and consisted of stock options offset by debt repayments. Net cash used in financing activities was approximately $(200,000) for the three months ended April 4, 1998 which consisted of debt repayments.

In May 1999, the Board of Directors authorized management to repurchase up to $10 million in shares of the Company's common stock in the open market due to the availability of excess cash and the historically low valuation of the Company's shares in the market. As of May 13, 1999 the Company had repurchased 575,000 shares for approximately $8.5 million. The Board of Directors may authorize management to repurchase additional shares as warranted by available cash and market conditions. We believe cash generated from operations, together with existing cash balances, will be sufficient to satisfy anticipated short-term working capital requirements and long-term liquidity needs.

LOOKING FORWARD

We are implementing several strategic initiatives designed to accelerate the Company's growth. These initiatives include accelerating the growth in the number of retail distribution points for our products, increasing our retail advertising expenditures and expanding our product line. The increase in the number of distribution points will be achieved through more aggressive retail store growth, including expansion of the Company's leased department concept, possibly with one or more additional partners. The Company has recently tested increased retail advertising expenditures in selected markets and intends to expand this retail advertising to additional markets across the United States. Initial product line expansions will include the introduction of an adjustable bed frame and a sofa sleeper product, each with fully adjustable air mattresses. We believe that cash flow generated from operations together with existing cash balances will be sufficient to meet the Company's working capital and liquidity needs in connection with this growth strategy.

The success of our growth strategy and our profitability will depend on many factors including (i) our ability to successfully open additional stores and leased departments in new and existing markets, (ii) the effectiveness and efficiency of our advertising in creating brand awareness of our products and brand name, (iii) our ability to generate consumer inquiries and drive consumer traffic to retail stores, (iv) the level of consumer acceptance of our existing and new products and (v) competition in the mattress industry. In addition, because store profitability generally grows with store maturity and advertising becomes more effective as product awareness builds, the acceleration of retail store growth and increased retail advertising could impact short-term earnings.

IMPACT OF YEAR 2000

STATE OF READINESS
Beginning in early 1996, we included certain Year 2000 initiatives and remediation plans in our broader information systems strategic plan. In early 1998 we retained an independent consultant to assess the adequacy of Year 2000 initiatives and remediation plans. All essential information technology ("IT") systems have been inventoried and remediation plans for any Year 2000 issues have been implemented. Remediation plans included the development of Year 2000 compliant applications for order entry, customer service and point of sale systems in fall 1996. In the third quarter of 1997, we purchased and implemented an enterprise information system used in manufacturing operations, material planning, inventory management, order processing, financial management and human resources applications, which was upgraded to be Year 2000 compliant in February, 1999. We purchased Year 2000 compliant upgrades to our payroll applications in 1997 and our telephone system in 1998. Year 2000 compliant upgrades for software applications for customer inquiries and for processing and tracking warranty claims and returns have been purchased. We anticipate these upgrades will be completed in the third quarter of 1999. With the implementation of these applications and upgrades, we expect that all core applications and IT systems will be Year 2000 compliant by the end of the third quarter of 1999.

In August 1998, we formed a Year 2000 project team ("Year 2000 Project Team") to identify and address Year 2000 compliance matters, including significant non-IT systems which are comprised of the embedded technology used in our buildings, plant, equipment and other infrastructure. The Year 2000 Project Team has inventoried all material Year 2000 issues in non-IT systems. We expect that remedial action for all non-IT systems will be completed by the end of the second quarter of 1999.

During the first quarter of 1998, we initiated discussions with significant suppliers regarding their plans to remediate Year 2000 issues. We sent each of the significant suppliers a questionnaire inquiring as to the magnitude of their Year 2000 issues and the status of their readiness. We have received assurances from a majority of these suppliers that they will become Year 2000 compliant in a timely manner. We have not received responses from all of the third parties with which we do business. In addition to the questionnaires, a supplier certification program has been established under which suppliers must meet rigorous standards relating to quality, service, the ability to deliver materials on a timely basis and Year 2000 compliance. To date, 10 key suppliers have been certified and other authorized suppliers are in the process of seeking certification. All key suppliers, including the Eastern European supplier of air chambers, have notified us that they are or will be Year 2000 compliant during 1999.

In addition to suppliers, we also rely upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of our control. There can be no assurance that such governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on our business, financial condition or operating results.

COSTS TO ADDRESS THE YEAR 2000 ISSUE
We estimate approximately $165,000 has been incurred, through April 3, 1999, to address Year 2000 issues. We estimate that by mid-1999 an additional $100,000 will be incurred to complete our remediation plans required for IT systems, including systems software costs and consulting fees. We do not believe that costs for non-IT systems will have a material adverse effect on our business, financial condition or operating results.

RISKS PRESENTED BY THE YEAR 2000 ISSUE
If any third party who provides goods or services essential to our business activities fails to appropriately address Year 2000 issues, such failure could have a material adverse effect on our business, financial condition or operating results. For example, a Year 2000 related disruption on the part of the financial institutions which process credit card sales could have a material adverse effect on our business, financial condition or operating results.

CONTINGENCY PLANS
The Year 2000 Project Team's initiatives include the development of contingency plans in the event we have not completed all remediation plans in a timely manner. In addition, the Year 2000 Project Team is in the process of developing contingency plans in the event that any third party who provides goods or services essential to our business fails to appropriately address Year 2000 issues. The Year 2000 Project Team expects to conclude the development of these contingency plans by the end of the third quarter of 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            Exhibit
            Number                  Description

               27.1                 Financial Data Schedule

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SELECT COMFORT CORPORATION



                                       /S/Daniel J. McAthie
                                      -------------------------------------
May 17, 1999                          Daniel J. McAthie
                                      (Chief Executive Officer)




                                       /s/James C. Raabe
                                      -------------------------------------
                                      James C. Raabe
                                      (Chief Financial Officer)

                                  EXHIBIT INDEX


 Exhibit Number             Description                      Location

      27.1            Financial Data Schedule     Filed herewith electronically