Form 10-Q
period 1999-07-03
SELECT COMFORT CORP
filed 1999-08-17
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended July 3, 1999


                           Commission File No. 0-25121

                              --------------------



                           SELECT COMFORT CORPORATION
             (Exact name of registrant as specified in its charter)


                MINNESOTA                                  41-1597886
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

      10400 VIKING DRIVE, SUITE 400
         MINNEAPOLIS, MINNESOTA                               55344
(Address of principal executive offices)                   (Zip code)


       Registrant's telephone number, including area code: (612) 918-3000




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES | | NO


     As of July 3, 1999, 18,192,975 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                      Page No.


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets
         July 3, 1999 and January 2, 1999.................................  3

         Consolidated Statements of Operations
         for the Three Months and Six Months ended July 3, 1999
         and July 4, 1998.................................................  4

         Consolidated Statements of Cash Flows
         for the Six Months ended July 3, 1999
         and July 4, 1998.................................................  5

         Notes to Consolidated Financial Statements.......................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....... 14

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings.............................................. 15

Item 2.    Changes in Securities and Use of Proceeds...................... 15

Item 3.    Defaults Upon Senior Securities................................ 15

Item 4.    Submission of Matters to a Vote of Security Holders............ 15

Item 5.    Other Information.............................................. 16

Item 6.    Exhibits and Reports on Form 8-K............................... 17

                          PART I: FINANCIAL INFORMATION


                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          (UNAUDITED)
                                                             July 3,  January 2,
                                Assets                        1999       1999
                                                           ---------- ----------
 Current assets:
    Cash and cash equivalents                                $22,737    $45,561
      Marketable securities                                    9,127          -
    Accounts receivable, net of allowance for
      doubtful accounts of $1,286, and
      $2,750, respectively (note 3)                           12,010     10,624
    Inventories (note 4)                                      11,688     10,136
    Prepaid expenses                                           3,667      4,048
    Income taxes                                               1,346          -
    Deferred tax assets                                        5,818      5,448
                                                           ---------- ----------
        Total current assets                                  66,393     75,817
                                                           ---------- ----------
 Property and equipment, net                                  33,039     29,125
 Deferred tax assets                                             551        440
 Other assets                                                  2,843        852
                                                           ---------- ----------
        Total assets                                        $102,826   $106,234
                                                           ========== ==========



                 Liabilities and Shareholders' Equity
Current liabilities:
    Current maturities of long-term debt                        $418       $930
    Accounts payable                                          14,496     12,079
    Accruals:
      Sales returns                                            5,233      6,021
      Warranty costs                                           5,385      4,486
      Compensation, taxes and benefits                         4,445      4,843
      Income taxes                                                 -        648
     Other                                                     4,149      4,561
                                                           ---------- ----------


        Total current liabilities                             34,126     33,568
 Long-term debt, less current maturities                           -         29
 Other liabilities                                             2,352      1,946
                                                           ---------- ----------


        Total liabilities                                     36,478     35,543
                                                           ---------- ----------

 Shareholders' equity:
    Undesignated preferred stock; 5,000,000 shares
      authorized, no shares issued and outstanding                 -          -

    Common stock, $.01 par value; 95,000,000 shares
      authorized, 18,192,975 and 18,435,687 shares
      issued and outstanding, respectively                       182        184
    Additional paid-in capital                                81,741     87,619
    Accumulated deficit                                      (15,575)   (17,112)
                                                           ---------- ----------
        Total shareholders' equity                            66,348     70,691
                                                           ---------- ----------
        Total liabilities and shareholders' equity          $102,826   $106,234
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

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                     --------------------- ---------------------
                                       JULY 3,    JULY 4,    JULY 3,    JULY 4,
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------

Net sales                              $65,750    $60,129   $137,382   $118,800
Cost of sales                           22,562     20,466     47,109     41,546
                                     ---------- ---------- ---------- ----------
   Gross margin                         43,188     39,663     90,273     77,254
                                     ---------- ---------- ---------- ----------

Operating expenses:
   Sales and marketing                  37,400     31,695     77,889     63,956
   General and administrative            5,588      4,302     10,806      8,595
                                     ---------- ---------- ---------- ----------
       Total operating expenses         42,988     35,997     88,695     72,551
                                     ---------- ---------- ---------- ----------
Operating income                           200      3,666      1,578      4,703
                                     ---------- ---------- ---------- ----------


Other income (expense):
   Interest income                         420        156        959        382
   Interest expense                        (16)    (1,204)       (51)    (2,736)
   Other, net                              (51)        (2)       (47)        (2)
                                     ---------- ---------- ---------- ----------
       Other income (expense), net         353    ( 1,050)       861    ( 2,356)
                                     ---------- ---------- ---------- ----------
Income before income taxes                 553      2,616      2,439      2,347
Income tax expense                         205        706        902        855
                                     ---------- ---------- ---------- ----------
Net income                                $348     $1,910     $1,537     $1,492
                                     ========== ========== ========== ==========

Net income per share (note 3) -
   Basic                                 $0.02      $0.60      $0.08      $0.39
   Diluted                               $0.02      $0.11      $0.08      $0.07
                                     ========== ========== ========== ==========








          See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                            Six Months Ended
                                                         ----------------------
                                                           July 3,     July 4,
                                                            1999         1998
                                                         ----------  ----------

Cash flows from operating activities:
   Net income                                               $1,537      $1,492
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                           2,833       2,520
     Deferred tax assets                                      (481)       (245)
     Interest expense from put warrant valuation                 -       1,540
     Change in operating assets and liabilities:
       Accounts receivable, net                             (1,386)     (2,351)
       Inventories                                          (1,552)     (2,097)
       Prepaid expenses                                        381         566
       Income taxes                                         (1,994)        696
       Accounts payable                                      2,417      (1,503)
       Accrued sales returns                                  (788)          3
       Accrued warranty costs                                  899         482
       Accrued compensation, taxes and benefits               (398)       (277)
       Other accrued liabilities                              (412)     (1,398)
       Other assets                                             (3)       (493)
       Other liabilities                                       406         292
                                                         ----------  ----------
         Net cash provided by (used in)
           operating activities                              1,459        (773)
                                                         ----------  ----------

Cash flows used in investing activities:
     Purchases of property and equipment                    (6,735)     (3,993)
     Investment in marketable securities                    (9,127)          -
     Investment in affiliate                                (2,000)          -
                                                         ----------  ----------
         Net cash used in investing activities             (17,862)     (3,993)
                                                         ----------  ----------

Cash flows from financing activities:
   Principal payments on debt                                 (541)       (487)
   Repurchase of common stock                               (8,506)          -
   Proceeds from issuance of common stock                    2,626       1,315
                                                         ----------  ----------
         Net cash provided by (used in)
           financing activities                            (6,421)        828
                                                         ----------  ----------

Decrease in cash and cash equivalents                      (22,824)     (3,938)
Cash and cash equivalents, at beginning of period           45,561      12,670
                                                         ----------  ----------
Cash and cash equivalents, at end of period                $22,737      $8,732
                                                         ==========  ==========



          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months and six months ended July 3, 1999 and July 4, 1998 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of July 3, 1999 and January 2, 1999 and the results of operations and cash flow for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and related notes included in the Company's Annual Report to Shareholders and its Form 10-K for the fiscal year ended January 2, 1999. Operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

(2)  INVESTMENT

In July 1999, the Company invested $2.0 million in a less than 20% owned affiliate which will be the provider of the Company's sofa sleeper product.


(3)  ACCOUNTS RECEIVABLE

In July 1999, the Company terminated its revolving third-party credit arrangement with Monogram Bank, an affiliate of General Electric Capital Corporation ("GE") and entered into a third-party credit arrangement with Green Tree Financial Corporation ("Green Tree"). These arrangements have been used to provide financing for customers' use in purchasing products. In connection with all purchases financed under these arrangements, the provider pays an amount equal to the total amount of purchases net of promotional discounts. The provider sets the rate, annual fees and all other terms and conditions relating to the customers' accounts, including collection policies and procedures, and is the owner of the receivables. There are no retainage requirements as part of this new agreement.

(4)  INVENTORIES

Inventories consist of the following (in thousands):


                                            JULY 3, 1999     JANUARY 2, 1999
                                          ---------------    ---------------
Raw materials                                  $7,197             $6,533
Work in progress                                  133                 67
Finished goods                                  4,358              3,536
                                          ---------------    ---------------
                                              $11,688            $10,136
                                          ===============    ===============

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  NET INCOME PER COMMON SHARE

The following computations reconcile net income with net income per common share-basic and diluted (dollars in thousands, except per share amounts).

                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                               ---------------------------------     ---------------------------------
                                                  NET                 PER SHARE         NET                 PER SHARE
             JULY 3, 1999                        INCOME     SHARES      AMOUNT         INCOME     SHARES      AMOUNT
             ------------                      ---------- ----------  ----------     ---------- ----------  ----------
Net income                                          $348                                $1,537

BASIC EPS
Net income available to common shareholders          348     18,370       $0.06          1,537     18,448       $0.08
                                               ---------- ----------  ==========     ---------- ----------  ==========

EFFECT OF DILUTIVE SECURITIES
Warrants                                               -        649                         -         764
Options                                                -        601                         -         879
                                               ---------- ----------                 ---------- ----------

DILUTED EPS
Net income available to common shareholders
  plus assumed conversions                          $348     19,620       $0.02         $1,537     20,091       $0.08
                                               ========== ==========  ==========     ========== ==========  ==========



                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                               ---------------------------------     ---------------------------------
                                                  NET                 PER SHARE         NET                 PER SHARE
             JULY 4, 1998                        INCOME     SHARES      AMOUNT         INCOME     SHARES      AMOUNT
             ------------                      ---------- ----------  ----------     ---------- ----------  ----------
Net income                                        $1,910                                $1,492
Less: Cumulative preferred dividend                 (225)                                 (450)
                                               ----------                            ----------
BASIC EPS
Net income available to common shareholders        1,685      2,821       $0.60          1,042      2,649       $0.39
                                               ---------- ----------  ==========     ---------- ----------  ==========

EFFECT OF DILUTIVE SECURITIES
Warrants                                               -        668                         -          485
Convertible  preferred stock                           -     11,235                         -       11,235
Options                                                -        877                        -           963
                                               ---------- ----------                 ----------  ----------

DILUTED EPS
Net income available to common shareholders
  plus assumed conversions                        $1,685     15,600       $0.11         $1,042     15,332       $0.07
                                               ========== ==========  ==========     ========== ==========  ==========

(6)  STOCK REPURCHASE

In May 1999, the Board of Directors authorized management to repurchase up to $10 million in shares of the Company's common stock in the open market. The Company subsequently repurchased 575,000 shares for approximately $8.5 million. In August 1999, the Board of Directors authorized management to repurchase up to $4 million in shares of the Company's common stock. We believe cash generated from operations, together with existing cash balances, will be sufficient to satisfy anticipated short-term working capital requirements and long-term liquidity needs.


(7)  LITIGATION

The Company and certain of its current and former officers and directors have been named as defendants in seven essentially identical lawsuits seeking class action status filed on behalf of Company shareholders in U.S. District Court in Minnesota. The named plaintiffs, who purport to act on behalf of a class of purchasers of the Company's common stock during the period from January 25, 1999 to June 7, 1999, charge the defendants with violations of federal securities laws. The suits allege that the Company and the named directors and officers failed to disclose or misrepresented financial information concerning the Company during the class period. The complaints do not specify an amount of damages claimed. The Company believes that the complaints are without merit and intends to vigorously defend the claims.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Select Comfort Corporation contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Select Comfort that could cause such material differences are identified and discussed in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 2, 1999, which discussion is incorporated herein by reference. Such important factors include our ability to create product and brand name awareness, the effectiveness and efficiency of our advertising, the level of consumer acceptance of our products, the number and timing of new retail store openings, the performance of our existing and new retail stores, our ability to manage our planned rapid store expansion, our ability to successfully identify and respond to emerging trends in the mattress industry, the level of competition in the mattress industry, general economic conditions and consumer confidence, and our ability to maintain cost-effective production and delivery of products.

OVERVIEW

Select Comfort is the leading vertically integrated manufacturer, specialty retailer and direct marketer of innovative air beds and sleep-related products. Since the introduction of our first air bed product in 1987, management has focused on improving our product, expanding our product line, building manufacturing and distribution systems and growing our four sales channels: retail, direct marketing, event marketing and e-commerce. Vertically integrated operations and control over four separate but complementary sales channels enable us to develop and maintain direct customer relationships as well as leverage advertising dollars. Sales generation is driven primarily by targeted print, radio and television media that generate customer inquiries, as well as by our multiple, complementary distribution channels, which are designed to provide multiple opportunities for customers to purchase our products.

Retail operations included 302 stores at July 3, 1999, including 27 leased departments within larger retail stores (26 in Bed Bath & Beyond stores) and 264 stores at January 2, 1999, including 14 leased departments. The Company plans to open a minimum of 48 retail stores during the remainder of 1999, including expansion of the leased department concept. Seven of the 27 retail store openings in the second quarter of 1999 were in new markets. We have closed a total of five stores since inception.

Historically, the Company has experienced strong comparable store sales growth, reporting an increase of 7.6% for the three months ended July 3, 1999 and 16.7% for the three months ended July 4, 1998. Comparable store sales increased by 10.2% for the six months ended July 3, 1999 and 25.5% for the six months ended July 4, 1998. The Company believes this performance is due to increased awareness of our brand and product benefits, the relatively young age of the store base and increased emphasis by the Company on the retail distribution channel. This emphasis has resulted in (i) increased retail advertising in certain multiple store markets, (ii) the evolution of retail store operations, including improvements in store design, and (iii) the closer integration of direct marketing and retail distribution channels. Comparable store sales results in the future will be influenced by a variety of factors, including our ability to create product and brand name awareness, the effectiveness and efficiency of our advertising, our ability to drive consumer traffic to retail stores and the level of consumer acceptance of our products.

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in comparable store sales, the timing, amount and effectiveness of advertising expenditures, any changes in return rates, the timing of new store openings and related expenses, net sales contributed by new stores, any disruptions in third-party delivery services, competitive factors and general economic conditions and consumer confidence. Our business is also subject to some seasonal influences, with heavier concentrations of sales during the fourth quarter holiday season due to increased mall traffic.

A substantial portion of operating expenses is related to sales and marketing expenses, including costs associated with opening new stores, operating existing stores, and advertising and marketing expenditures. The level of such spending cannot be adjusted quickly and is based, in significant part, on expectations of future customer inquiries and net sales. Furthermore, a substantial portion of net sales is often realized in the last month of a quarter, with such net sales frequently concentrated in the last weeks or days of a quarter, due in part to our promotional schedule. Should the Company experience a shortfall in expected net sales or in the conversion rate of customer inquiries, we may be unable to adjust spending in a timely manner and our business, financial condition and operating results may be materially adversely affected. Our historical results of operations may not be indicative of the results that may be achieved for any future fiscal period.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as percentages of net sales. Percentage amounts may not total due to rounding.

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                     --------------------- ---------------------
                                       JULY 3,    JULY 4,    JULY 3,    JULY 4,
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------

Net sales                               100.0%     100.0%     100.0%     100.0%
Cost of sales                            34.3       34.0       34.3       35.0

                                     ---------- ---------- ---------- ----------
   Gross margin                          65.7       66.0       65.7       65.0
                                     ---------- ---------- ---------- ----------

Operating expenses:
   Sales and marketing                   56.9       52.7       56.7       53.8
   General and administrative             8.5        7.2        7.9        7.2

                                     ---------- ---------- ---------- ----------
       Total operating expenses          65.4       59.9       64.6       61.1
                                     ---------- ---------- ---------- ----------

Operating income                          0.3        6.1        1.1        4.0
Other income (expense), net               0.5       (1.7)       0.6       (2.0)
                                     ---------- ---------- ---------- ----------

Income before income taxes                0.8        4.4        1.8        2.0
Income tax expense                        0.3        1.2        0.7        0.7
                                     ---------- ---------- ---------- ----------
Net income                                0.5%       3.2%       1.1%       1.3%
                                     ========== ========== ========== ==========

The overall decrease in operating earnings for 1999 as compared to 1998 relates to increases in operating expenses, as a percentage of net sales, to support long-term growth plans. Direct marketing sales declined by $4.9 million in the second quarter of 1999 compared to the second quarter of 1998. Retail sales, which were positively influenced in those markets in which retail advertising has been expanded, were lower than expected in those markets without increased advertising. A substantial portion of the Company's operating expenses is relatively fixed on a short-term basis and is necessary for long term growth, including increased retail advertising, certain selling expenses associated with retail store operations, direct marketing selling expenses, and increased general and administrative costs.

COMPARISON OF THREE MONTHS ENDED JULY 3, 1999 WITH THREE MONTHS ENDED JULY 4,
1998

NET SALES
Net sales increased 9.3% to $65.8 million for the three months ended July 3, 1999 from $60.1 million for the three months ended July 4, 1998 primarily due to an increase in unit sales. The components of the increase in net sales for the three month period were (i) an $8.2 million increase associated with the opening of 78 new retail stores during the past 12 months and (ii) a $2.5 million increase associated with an increase of 7.6% in comparable store sales resulting primarily from the continuing maturation of stores, which were offset by a $4.9 million decrease in direct marketing sales.

GROSS MARGIN
Gross margin decreased to 65.7% for the three months ended July 3, 1999 from 66.0% for the three months ended July 4, 1998 primarily due to an increase in promotional programs, offset by improved purchasing through volume discounts and better relationships with key suppliers, and improved leverage of fixed manufacturing costs over higher unit volumes.

SALES AND MARKETING
Sales and marketing expenses increased 18.0% to $37.4 million for the three months ended July 3, 1999 from $31.7 million for the three months ended July 4, 1998, and increased as a percentage of net sales to 56.9% from 52.7% for the comparable prior year period. The increase in the dollar amount of sales and marketing expenses for the three month period was primarily due to (i) the opening of 78 new retail stores during the last 12 months, (ii) increased advertising expenditures to support the Company's growth and (iii) higher commissions, percentage rents and freight expense related to the higher net sales. Sales and marketing expenses increased as a percentage of net sales primarily due to (i) increased advertising focused on longer term sales growth through brand and retail store awareness, (ii) lower direct marketing sales and
(iii) selling expenses in new stores increasing at a greater rate than net sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 29.9% to $5.6 million for the three months ended July 3, 1999 from $4.3 million for the three months ended July 4, 1998. The increase in general and administrative expenses was primarily due to increased spending on research and development and to provide retail and information technology infrastructure to support long-term growth plans.

OTHER INCOME (EXPENSE), NET
Other income increased $1.4 million to approximately $353,000 for the three months ended July 3, 1999 from ($1.0) million expense for the three months ended July 4, 1998. The increase was primarily due to (i) the inclusion of $600,000 of non-cash interest expense in the three months ended July 4, 1998 relating to the change in the fair value of an outstanding put warrant and (ii) an increase in interest income due to the increase in cash obtained from the completion of our initial public offering in December 1998. The put provision associated with the warrant was eliminated effective on completion of the initial public offering. Future periods will not require the recording of non-cash interest expense associated with the put warrant.

INCOME TAX EXPENSE
Income tax expense decreased to $205,000 for the three months ended July 3, 1999 from $706,000 for the three months ended July 4, 1998 due to a decrease in taxable income in 1999, partially offset by the use of available net operating loss carryforwards in 1998.

COMPARISON OF SIX MONTHS ENDED JULY 3, 1999 WITH SIX MONTHS ENDED JULY 4, 1998

NET SALES
Net sales increased 15.6% to $137.4 million for the six months ended July 3, 1999 from $118.8 million for the six months ended July 4, 1998. The increase in net sales for the six month period was attributable to (i) a $16.6 million increase associated with the opening of 78 new retail stores during the past 12 months, (ii) a $6.7 million increase associated with an increase of 10.2% in comparable store sales resulting primarily from the continuing maturation of stores and (iii) a $5.3 million decrease in direct marketing sales.

GROSS MARGIN
Gross margin increased to 65.7% for the six months ended July 3, 1999 from 65.0% for the six months ended July 4, 1998 due to (i) improved purchasing through volume discounts and better relationships with key suppliers and (ii) improved leverage of fixed manufacturing costs over higher unit volumes.

SALES AND MARKETING

Sales and marketing expenses increased 21.8% to $77.9 million for the six months ended July 3, 1999 from $64.0 million for the six months ended July 4, 1998, and increased as a percentage of net sales to 56.7% from 53.8% for the comparable prior year period. The increase in the dollar amount of sales and marketing expenses for the six month period was primarily due to (i) the opening of 78 new retail stores during the last 12 months, (ii) increased advertising expenditures to support the Company's growth and (iii) higher commissions, percentage rents and freight expense related to higher net sales. Sales and marketing expenses increased as a percentage of net sales primarily due to (i) increased advertising focused on longer term sales growth through brand and retail store awareness, (ii) lower direct marketing sales and (iii) selling expenses in new stores increasing at a greater rate than net sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 25.7% to $10.8 million for the six months ended July 3, 1999 from $8.6 million for the six months ended July 4, 1998. The increase in general and administrative expenses was primarily due to increased spending on research and development and to provide retail and information technology infrastructure to support long-term growth plans.


OTHER INCOME (EXPENSE), NET
Other income increased $3.2 million to approximately $861,000 for the six months ended July 3, 1999 from ($2.4) million expense for the six months ended July 4, 1998. The increase for the six month period was primarily due to (i) the inclusion of $1.5 million of non-cash interest expense in the six months ended July 4, 1998 relating to the change in the fair value of an outstanding put warrant and (ii) an increase in interest income due to the increase in cash obtained from the completion of our initial public offering in December 1998. The put provision associated with the warrant was eliminated effective on completion of the initial public offering. Future periods will not require the recording of non-cash interest expense associated with the put warrant.

INCOME TAX EXPENSE
Income tax expense increased to $902,000 for the six months ended July 3, 1999 from $855,000 for the six months ended July 4, 1998 due to an increase in taxable income in 1999 and the use of available net operating loss carryforwards in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has been the sale of equity securities. We completed our initial public offering in December 1998, resulting in net proceeds of $44.6 million, which have been partially used for (i) the repayment of $15.0 million of debt, (ii) expansion of retail stores, (iii) the build-out of our third manufacturing plant and (iv) the repurchase of 575,000 shares of Company common stock for $8.5 million in May 1999. The Company had working capital of approximately $32.3 million at July 3, 1999 and $40.3 million at January 2, 1999.

Net cash provided by operating activities for the six months ended July 3, 1999 was approximately $1.5 million and consisted primarily of net income adjusted for non-cash expenses and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories. Net cash used in operating activities for the six months ended July 4, 1998 was approximately $800,000 and consisted primarily of increases in accounts receivable, inventory and prepaid expenses and decreases in accounts payable and accrued liabilities, partially offset by cash flows from operations before non-cash expenses.

In July 1999, we terminated our revolving third-party credit arrangement with Monogram Bank, an affiliate of General Electric Capital Corporation ("GE") and entered into a third-party credit arrangement with Green Tree Financial
Corporation ("Green Tree"). These arrangements have been used to provide financing for our customers' use in purchasing our products. In connection with all purchases financed under these arrangements, the provider pays an amount equal to the total amount of purchases net of promotional discounts. The provider sets the rate, annual fees and all other terms and conditions relating to the customers' accounts, including collection policies and procedures, and is the owner of the receivables. In July 1999, Green Tree purchased substantially all of the outstanding receivables from GE. As a result of this transaction, the Company received $9.8 million that had been retained by GE and had been recorded as accounts receivable in periods prior to July 1999. There are no retainage requirements as part of this new agreement.

Net cash used in investing activities was approximately $17.9 million for the six months ended July 3, 1999 and $4.0 million for the six months ended July 4, 1998. Investing activities consisted of purchases of property and equipment for new retail stores in both periods. During the second quarter of 1999, we began investing excess cash in short-term marketable securities. In addition, we invested $2.0 million in a less than 20% owned affiliate which will be the provider of our sofa sleeper product.

Net cash used in financing activities was approximately $6.4 million for the six months ended July 3, 1999 and consisted of $8.5 million used to repurchase Company common stock and $0.5 million used to repay debt, offset by stock option exercises. Net cash provided by financing activities was approximately $800,000 for the six months ended July 4, 1998 which consisted of stock option exercises net of debt repayments.

In August 1999, the Board of Directors authorized management to repurchase up to $4 million in shares of the Company's common stock due to the availability of excess cash and the valuation of the Company's shares in the market. We believe that cash flow generated from operations and existing cash resources will be sufficient to meet working capital and liquidity requirements for the foreseeable future as we pursue our long-term growth strategy, described in greater detail below.

LOOKING FORWARD

We have completed the initial evaluation of factors that have impacted our recent sales and earnings performance and have outlined several strategic initiatives that we believe will accelerate sales growth and improve operating results. These initiatives include (i) developing a more integrated marketing approach that will concentrate a higher percentage of advertising expenditures in our retail and e-commerce channels, (ii) increasing the number of retail distribution points for our products and (iii) expanding our product line. The integrated marketing approach will focus on broadening our product and brand awareness to a larger consumer group. Our shift in advertising focus indicates our belief that sales growth will occur most significantly in our retail and e-commerce channels. While direct marketing will remain a significant contributor to our business, we will focus on optimizing the direct marketing channel profit contribution while evaluating other direct marketing sales opportunities, including affinity marketing programs and catalogs. The continued increase in the number of distribution points will be achieved through aggressive retail store growth, including expansion of the Company's leased department concept, possibly with one or more partnerships in addition to our partnership with Bed Bath & Beyond. Initial product line expansions will include introduction of an adjustable bed frame and a sofa sleeper product, each with fully adjustable air mattresses.

The success of our strategy will depend on many factors including (i) the effectiveness and efficiency of our advertising in creating awareness of our products and brand name, (ii) our ability to successfully open additional stores and leased departments in new and existing markets, as well as in new and existing formats, (iii) the level of consumer acceptance of our existing and new products, (iv) our ability to generate consumer inquiries and drive consumer traffic to retail stores, (v) competition in the mattress industry and (vi) general economic factors and consumer confidence.

We continue to expand our analysis of the business, including consumer segmentation and distribution studies to be initiated in the third quarter of 1999. The strategic initiatives and additional business analyses are directed toward improving our long-term performance and are not expected to contribute significantly to growth in sales and earnings for the remainder of 1999, and may negatively impact earnings in the remainder of 1999.

IMPACT OF YEAR 2000

STATE OF READINESS Beginning in early 1996, we included certain Year 2000 initiatives and remediation plans in our broader information systems strategic plan. In early 1998 we retained an independent consultant to assess the adequacy of Year 2000 initiatives and remediation plans. All essential information technology ("IT") systems have been inventoried and remediation plans for any
Year 2000 issues have been implemented. Remediation plans included the development of Year 2000 compliant applications for order entry, customer service and point of sale systems in fall 1996. In the third quarter of 1997, we purchased and implemented an enterprise information system used in manufacturing operations, material planning, inventory management, order processing, financial management and human resources applications, which was upgraded to be Year 2000 compliant in February 1999. We purchased Year 2000 compliant upgrades to our payroll applications in 1997 and our telephone system in 1998. Year 2000 compliant upgrades for software applications for customer inquiries and for processing and tracking warranty claims and returns have been developed and will be completed in the third quarter of 1999. With the implementation of these applications and upgrades, we expect that all core applications and IT systems will be Year 2000 compliant by the end of the third quarter of 1999.

In August 1998, we formed a Year 2000 project team ("Year 2000 Project Team") to identify and address Year 2000 compliance matters, including significant non-IT systems which are comprised of the embedded technology used in our buildings, plant, equipment and other infrastructure. All material Year 2000 issues in non-IT systems have been inventoried and remedial action has been completed.

During the first quarter of 1998, we initiated discussions with significant suppliers regarding their plans to remediate Year 2000 issues. We sent each of the significant suppliers a questionnaire inquiring as to the magnitude of their Year 2000 issues and the status of their readiness. We have received assurances from a majority of these suppliers that they will become Year 2000 compliant in a timely manner. We have not received responses from all of the third parties with which we do business. In addition to the questionnaires, a supplier certification program has been established under which suppliers must meet rigorous standards relating to quality, service, the ability to deliver materials on a timely basis and Year 2000 compliance. To date, 12 key suppliers have been certified and other authorized suppliers are in the process of seeking certification. All key suppliers, including our Eastern European supplier of air chambers, have notified us that they are or will be Year 2000 compliant during 1999.

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

COSTS TO ADDRESS THE YEAR 2000 ISSUE
We estimate that approximately $165,000 has been incurred, through July 3, 1999, to address Year 2000 issues. We estimate that an additional $100,000 will be incurred in 1999 to complete our remediation plans required for IT systems, including systems software costs and consulting fees.

RISKS PRESENTED BY THE YEAR 2000 ISSUE
If any third party who provides goods or services essential to our business activities fails to appropriately address Year 2000 issues, such failure could have a material adverse effect on our business, financial condition or operating results. For example, a Year 2000 related disruption on the part of the financial institutions which process our credit card sales could have a material adverse effect on our business, financial condition or operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   No material changes.

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          In June 1999 the Company and certain of its current or former officers and directors were named as defendants in seven essentially identical lawsuits seeking class action status filed on behalf of Company shareholders in U.S. District Court in Minnesota. The named plaintiffs, who purport to act on behalf of a class of purchasers of the Company's common stock during the period from January 25, 1999 to June 7, 1999, charge the defendants with violations of federal securities laws. The suits allege that the Company and the named directors and officers failed to disclose or misrepresented financial information concerning the Company during the class period. The complaints do not specify an amount of damages claimed. The Company believes that the allegations of the complaints are without merit and intends to vigorously defend the claims.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

          In May 1999, the Board of Directors authorized management to repurchase up to $10 million in shares of the Company's common stock in the open market due to the availability of excess cash and the valuation of the Company's shares in the market. During the second quarter, the Company repurchased 575,000 shares for approximately $8.5 million. In August 1999, the Board authorized management to repurchase up to $4 million in shares of the Company's common stock due to the availability of excess cash and the valuation of the Company's shares in the market.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our  Annual  Meeting  of  Shareholders  was  held  on  June  8,  1999.
          Shareholders authorized and approved an amendment of the Company's Articles of Incorporation to increase the maximum number of directors from nine to twelve, with shares voted as follows:

                             Shares For                   16,541,656
                             Shares Against                   38,767
                             Shares Abstaining                65,170


          The following individuals were elected at the Annual Meeting as Directors of the Company to serve for terms of three years expiring at the 2002 Annual Meeting of Shareholders or until their successors are elected and qualified. Shares voted in favor of these Directors and shares withheld were as follows:

          Christopher P. Kirchen

                             Shares For                   16,525,088
                             Shares Withheld                 120,505

          Lawrence P. Murphy

                             Shares For                   16,524,588
                             Shares Withheld                 121,005

          Jean-Michel Valette

                             Shares For                   16,516,186
                             Shares Withheld                 129,407

          The following individual was elected at the Annual Meeting as a Director of the Company to serve for a term of one year expiring at the 2000 Annual Meeting of Shareholders or until his successor is elected and qualified. Shares voted in favor of this Director and shares withheld were as follows:

          William J. Lansing

                             Shares For                   16,556,188
                             Shares Withheld                  89,405

          In addition to the Directors named above, the following Directors' terms continued after the Annual Meeting and will expire at the Annual Meeting of Shareholders in the year indicated below:

                             Name                         Term Expires
                             ----------------             ------------
                             Patrick A. Hopf                  2000
                             Ervin R. Shames                  2000
                             Thomas J. Albani                 2001
                             David T. Kollat                  2001

          In addition, H. Robert Hawthorne and Daniel J. McAthie served as Directors and their respective terms continued after the Annual Meeting of Shareholders, but each of them subsequently resigned from the Board of Directors in July 1999.

          Shareholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditor for the fiscal year ending January 1, 2000, with shares voted as follows:

                             Shares For                   16,377,317
                             Shares Against                  206,558
                             Shares Abstaining                61,718

          Shareholders approved an amendment of the Company's 1997 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 1,000,000 shares from 1,500,000 shares to 2,500,000 shares, with shares voted as follows:

                             Shares For                   13,216,598
                             Shares Against                2,942,530
                             Shares Abstaining                 7,145
                             Broker Non-Vote                 479,320

ITEM 5 - OTHER INFORMATION

          In July 1999, the Company disclosed that Daniel J. McAthie resigned as President and Chief Executive Officer of the Company. Patrick A. Hopf has been appointed interim Chief Executive Officer. The Company has begun a search for a new Chief Executive Officer.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               Exhibit
               Number               Description

               10.1                Consulting Agreement between Select Comfort
                                    Corporation and Lawrence P. Murphy

               10.2                Employment and Consulting Agreement by and
                                    between Select Comfort Corporation and
                                    H. Robert Hawthorne

               10.3                Revolving Credit Program Agreement by and
                                    between Green Tree Financial Corporation and
                                    Select Comfort Corporation (1)

               10.4                Letter of Agreement by and between Bed, Bath
                                    & Beyond Inc. and Select Comfort Retail
                                    Corporation (1)

               10.5                Select Comfort Profit Sharing and 401(K) Plan

               10.6                Select Comfort Corporation 1999 Employee
                                    Stock Purchase Plan

               27.1                Financial Data Schedule

         (b)   Reports on Form 8-K

               None.



         (1) Confidential treatment has been requested with respect to designated portions contained within this exhibit. Such portions have been omitted and filed separately with the Commission pursuant to Rule 406 under the Securities Act.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SELECT COMFORT CORPORATION


                                 /s/Patrick A. Hopf
                                 -------------------------------------
August 16, 1999                  Patrick A. Hopf

                                 Chairman and Interim President and Chief
                                 Executive Officer (principal executive officer)



                                 /s/James C. Raabe
                                 -------------------------------------
                                 James C. Raabe
                                 Chief Financial Officer (principal financial
                                 and accounting officer)

                                  EXHIBIT INDEX


   Exhibit Number                 Description                             Location
   --------------     -----------------------------------      -----------------------------

       10.1           Consulting Agreement between Select      Filed herewith electronically
                      Comfort Corporation and Lawrence P.
                      Murphy

       10.2           Employment and Consulting Agreement      Filed herewith electronically
                      by and between Select Comfort
                      Corporation and H. Robert Hawthorne

       10.3           Revolving Credit Program Agreement       Filed herewith electronically
                      by and between Green Tree Financial
                      Corporation and Select Comfort
                      Corporation

       10.4           Letter of Agreement by and between       Filed herewith electronically
                      Bed, Bath & Beyond Inc. and Select
                      Comfort Retail Corporation

       10.5           Select Comfort Profit Sharing and        Filed herewith electronically
                      401(K) Plan

       10.6           Select Comfort Corporation 1999          Filed herewith electronically
                      Employee Stock Purchase Plan

       27.1           Financial Data Schedule                  Filed herewith electronically

         (1) Confidential treatment has been requested with respect to designated portions contained within this exhibit. Such portions have been omitted and filed separately with the Commission pursuant to Rule 406 under the Securities Act.