Form 10-Q
period 1999-10-02
SELECT COMFORT CORP
filed 1999-11-16
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                 For the Quarterly Period Ended October 2, 1999


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




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X YES   NO


     As of October 2, 1999, 18,037,043 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                      Page No.


PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheets
        October 2, 1999 and January 2, 1999...............................  3

        Consolidated Statements of Operations
        for the Three Months and Nine Months ended October 2, 1999 and October 3, 1998...............................................  4

        Consolidated Statements of Cash Flows
        for the Nine Months ended October 2, 1999
        and October 3, 1998...............................................  5

        Notes to Consolidated Financial Statements........................  6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................  8

Item 3. Quantitative and Qualitative Disclosures about Market Risk........ 13

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings............................................... 14

Item 2.   Changes in Securities and Use of Proceeds....................... 14

Item 3.   Defaults Upon Senior Securities................................. 14

Item 4.   Submission of Matters to a Vote of Security Holders............. 14

Item 5.   Other Information............................................... 14

Item 6.   Exhibits and Reports on Form 8-K................................ 15

                          PART I: FINANCIAL INFORMATION


                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         (UNAUDITED)
                                                          OCTOBER 2,  JANUARY 2,
                          ASSETS                             1999        1999
                                                          ----------  ----------
 Current assets:
   Cash and cash equivalents                                $13,321     $45,561
   Marketable securities                                     24,250           -
   Accounts receivable, net of allowance for doubtful
     accounts of $399, and $2,750, respectively (note 3)      1,578      10,624
   Inventories (note 4)                                      11,164      10,136
   Prepaid expenses                                           3,798       4,048
   Income taxes                                               2,780           -
   Deferred tax assets                                        6,039       5,448
                                                          ----------  ----------
       Total current assets                                  62,930      75,817
                                                          ----------  ----------
 Property and equipment, net                                 35,192      29,125
 Deferred tax assets                                          1,154         440
 Other assets                                                 2,682         852
                                                          ----------  ----------
       Total assets                                        $101,958    $106,234
                                                          ==========  ==========



           LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Current maturities of long-term debt                        $253        $930
   Accounts payable                                          17,097      12,079
   Accruals:
     Sales returns                                            5,246       6,021
     Warranty costs                                           5,645       4,486
     Compensation, taxes and benefits                         5,183       4,843
     Income taxes                                                 -         648
     Other                                                    4,587       4,561
                                                          ----------  ----------
       Total current liabilities                             38,011      33,568
 Long-term debt, less current maturities                         42          29
 Other liabilities                                            2,496       1,946
                                                          ----------  ----------
       Total liabilities                                     40,549      35,543
                                                          ----------  ----------
 Shareholders' equity:
   Undesignated preferred stock; 5,000,000 shares
     authorized, no shares issued and outstanding                 -           -
   Common stock, $.01 par value; 95,000,000 shares
     authorized, 18,037,043 and 18,435,687 shares
     issued and  outstanding, respectively                      180         184
   Additional paid-in capital                                80,503      87,619
   Accumulated deficit                                      (19,274)    (17,112)
                                                          ----------  ----------
       Total shareholders' equity                            61,409      70,691
                                                          ----------  ----------
       Total liabilities and shareholders' equity          $101,958    $106,234
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

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                     --------------------- ---------------------
                                     OCTOBER 2, OCTOBER 3, OCTOBER 2, OCTOBER 3,
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------

Net sales                              $68,281    $60,035   $205,663   $178,835
Cost of sales                           23,944     20,744     71,053     62,290
                                     ---------- ---------- ---------- ----------
   Gross margin                         44,337     39,291    134,610    116,545
                                     ---------- ---------- ---------- ----------

Operating expenses:
   Sales and marketing                  42,816     31,640    120,705     95,596
   General and administrative            7,871      4,972     18,677     13,567
                                     ---------- ---------- ---------- ----------
       Total operating expenses         50,687     36,612    139,382    109,163
                                     ---------- ---------- ---------- ----------
Operating income (loss)                 (6,350)     2,679     (4,772)     7,382
                                     ---------- ---------- ---------- ----------


Other income (expense):
   Interest income                         537        166      1,496        548
   Interest expense                        (10)    (4,256)       (61)    (6,992)
   Other, net                              (47)         1        (94)        (1)
                                     ---------- ---------- ---------- ----------
       Other income (expense), net         480     (4,089)     1,341     (6,445)
                                     ---------- ---------- ---------- ----------
Income (loss) before income taxes       (5,870)    (1,410)    (3,431)       937
Income tax expense (benefit)            (2,172)       493     (1,269)     1,348
                                     ---------- ---------- ---------- ----------
Net loss                               ($3,698)   ($1,903)   ($2,162)     ($411)
                                     ========== ========== ========== ==========

Net loss per share - basic and
  diluted                               $(0.20)    $(0.72)    $(0.12)    $(0.40)
                                     ========== ========== ========== ==========
Weighted average share - basic
  and diluted                           18,148      2,939     18,348      2,746





          See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                           NINE MONTHS ENDED
                                                         ----------------------
                                                         OCTOBER 2,  OCTOBER 3,
                                                            1999        1998
                                                         ----------  ----------

Cash flows from operating activities:
  Net loss                                                 ($2,162)      ($411)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                            4,616       3,909
    Deferred tax assets                                     (1,305)       (388)
    Interest expense from put warrant valuation                  -       5,220
    Change in operating assets and liabilities:
      Accounts receivable, net                               9,046      (3,002)
      Inventories                                           (1,028)     (2,567)
      Prepaid expenses                                         250        (223)
      Income taxes                                          (3,428)         29
      Accounts payable                                       5,018         205
      Accrued sales returns                                   (775)        296
      Accrued warranty costs                                 1,159         605
      Accrued compensation, taxes and benefits                 340        (100)
      Other accrued liabilities                                 26        (848)
      Other assets                                             150        (544)
      Other liabilities                                        550         455
                                                         ----------  ----------
        Net cash provided by operating activities           12,457       2,636
                                                         ----------  ----------
Cash flows used in investing activities:
  Purchases of property and equipment                      (10,663)     (6,660)
  Investment in marketable securities                      (24,250)          -
  Investment in affiliate                                   (2,000)          -
                                                         ----------  ----------
        Net cash used in investing activities              (36,913)     (6,660)
                                                         ----------  ----------
Cash flows from financing activities:
  Principal payments on debt                                  (664)       (739)
  Repurchase of common stock                               (10,438)          -
  Proceeds  from  issuance  of common                        3,318       1,672
                                                         ----------  ----------
        Net cash provided by (used in)
          financing activities                              (7,784)        933
                                                         ----------  ----------
Decrease in cash and cash equivalents                      (32,240)     (3,091)
Cash and cash equivalents, at beginning of period           45,561      12,670
                                                         ----------  ----------
Cash and cash equivalents, at end of period                $13,321      $9,579
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months and nine months ended October 2, 1999 and October 3, 1998 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of October 2, 1999 and January 2, 1999 and the results of operations and cash flow for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and related notes included in the Company's Annual Report to Shareholders and its Form 10-K for the fiscal year ended January 2, 1999. Operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

(2)  INVESTMENT

In May 1999, the Company invested $2.0 million in a less than 20% owned affiliate that will be the provider of the Company's sofa sleeper product. This investment is accounted for under the cost method.

(3)  ACCOUNTS RECEIVABLE

Effective July 1999, we terminated our revolving third-party credit arrangement with Monogram Bank, an affiliate of General Electric Capital Corporation ("GE") and entered into a third-party credit arrangement with Green Tree Financial Corporation ("Green Tree"). These arrangements have been used to provide financing for our customers' use in purchasing our products. In connection with all purchases financed under these arrangements, the provider pays an amount equal to the total amount of purchases net of promotional discounts. The provider sets the rate, annual fees and all other terms and conditions relating to the customers' accounts, including collection policies and procedures, and is the owner of the receivables. In July 1999, Green Tree purchased substantially all of the outstanding receivables from GE. As a result of this transaction, the Company received $9.8 million that had been retained by GE and which had been included in accounts receivable. There are no retainage requirements as part of the new agreement.

(4)  INVENTORIES

Inventories consist of the following (in thousands):

                                          OCTOBER 2, 1999    JANUARY 2, 1999
                                          ---------------    ---------------
Raw materials                                  $7,004             $6,533
Work in progress                                   71                 67
Finished goods                                  4,089              3,536
                                          ---------------    ---------------
                                              $11,164            $10,136
                                          ===============    ===============

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  NET INCOME PER COMMON SHARE

The following computations reconcile net loss with net loss per common share-basic and diluted (in thousands except per share amounts).

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               ---------------------------------     ---------------------------------
                                                  NET                 PER SHARE         NET                 PER SHARE
             OCTOBER 2, 1999                      LOSS      SHARES      AMOUNT          LOSS      SHARES      AMOUNT
             ---------------                   ---------- ----------  ----------     ---------- ----------  ----------
Net loss                                         ($3,698)                              ($2,162)

BASIC AND DILUTED EPS
Net loss available to common shareholders        ($3,698)    18,148      ($0.20)       ($2,162)    18,348     ($0.12)
                                               ========== ==========  ==========     ========== ==========  ==========



                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               ---------------------------------     ---------------------------------
                                                  NET                 PER SHARE         NET                 PER SHARE
             OCTOBER 3, 1998                      LOSS      SHARES      AMOUNT          LOSS      SHARES      AMOUNT
             ---------------                   ---------- ----------  ----------     ---------- ----------  ----------
Net loss                                         ($1,903)                                ($411)
Less: Cumulative preferred dividend                 (225)                                 (675)
                                               ----------                            ----------
BASIC AND DILUTED EPS
Net loss available to common shareholders        ($2,128)     2,939      ($0.72)       ($1,086)     2,745     ($0.40)
                                               ========== ==========  ==========     ========== ==========  ==========

(6)  STOCK REPURCHASE

In May 1999, the Board of Directors authorized management to repurchase up to $10 million in shares of the Company's common stock in the open market. The Company subsequently repurchased 575,000 shares for approximately $8.5 million. In August 1999, the Board of Directors authorized management to repurchase up to $4 million in shares of the Company's common stock. As of October 2, 1999 the Company had repurchased 275,000 shares for approximately $1.9 million under this program. The Company believes cash generated from operations, together with existing cash balances, will be sufficient to satisfy anticipated short-term working capital requirements and long-term liquidity needs. $2.1 million remained available under the program as of October 2, 1999.

(7)  LITIGATION

The Company and certain of its former officers and directors have been named as defendants in a class action lawsuit filed on behalf of Company shareholders in U.S. District Court in Minnesota. The named plaintiffs, who purport to act on behalf of a class of purchasers of the Company's common stock during the period from December 4, 1998 to June 7, 1999, charge the defendants with violations of federal securities laws. The suit alleges that the Company and the named directors and officers failed to disclose or misrepresented certain information concerning the Company during the class period. The complaint does not specify an amount of damages claimed. The Company believes that the complaint is without merit and intends to vigorously defend the claims.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE STATEMENTS REGARDING SELECT COMFORT CORPORATION CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT UTILIZE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "ESTIMATES," "BELIEVES" OR "PLANS," OR COMPARABLE TERMINOLOGY, ARE FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS, AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 1999, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. SUCH IMPORTANT FACTORS INCLUDE OUR ABILITY TO CREATE PRODUCT AND BRAND NAME AWARENESS, THE EFFECTIVENESS AND EFFICIENCY OF OUR ADVERTISING, THE LEVEL OF CONSUMER ACCEPTANCE OF OUR PRODUCTS, THE NUMBER AND TIMING OF NEW RETAIL STORE OPENINGS, THE PERFORMANCE OF OUR EXISTING AND NEW RETAIL STORES, OUR ABILITY TO MANAGE OUR PLANNED RAPID STORE EXPANSION, OUR ABILITY TO MAINTAIN COST-EFFECTIVE PRODUCTION AND DELIVERY OF PRODUCTS, OUR ABILITY TO SUCCESSFULLY IDENTIFY AND RESPOND TO EMERGING TRENDS IN THE MATTRESS INDUSTRY, THE LEVEL OF COMPETITION IN THE MATTRESS INDUSTRY, AND GENERAL ECONOMIC CONDITIONS AND CONSUMER CONFIDENCE.

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

Retail operations included 320 stores at October 2, 1999, including 32 leased departments within Bed Bath & Beyond stores, and 264 stores at January 2, 1999, including 14 leased departments. The Company plans to open a minimum of 20 retail stores during the remainder of 1999, including expansion of the leased department concept. Three of the 19 retail store openings in the third quarter of 1999 were in new markets. We have closed a total of six stores since inception.

For the three months ended October 2, 1999, the Company reported comparable store sales growth of 3.6% as compared to 23.3% for the three months ended October 3, 1998. Comparable store sales increased by 7.9% for the nine months ended October 2, 1999 and 24.7% for the nine months ended October 3, 1998. Comparable store sales results have been and will continue to be influenced by a variety of factors, including levels of awareness of our products and brand name, levels of consumer acceptance of our existing and new products, our ability to successfully introduce new products and product line extensions, comparable store sales performance in prior periods, the maturation of our store base, the amount, effectiveness and efficiency of retail advertising expenditures and promotional activity, the amount of competitive activity, our ability to effectively integrate our direct and retail distribution channels, the evolution of store operations, including improvements in store design, the quality and tenure of store-level managers and sales professionals, and general economic conditions and consumer confidence.

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

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                     --------------------- ---------------------
                                     OCTOBER 2, OCTOBER 3, OCTOBER 2, OCTOBER 3,
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------
Net sales                               100.0%     100.0%     100.0%     100.0%
Cost of sales                            35.1       34.6       34.5       34.8
                                     ---------- ---------- ---------- ----------
  Gross margin                           64.9       65.4       65.5       65.2
                                     ---------- ---------- ---------- ----------

Operating expenses:
  Sales and marketing                    62.7       52.7       58.7       53.5
  General and administrative             11.5        8.3        9.1        7.6
                                     ---------- ---------- ---------- ----------
      Total operating expenses           74.2       61.0       67.8       61.0
                                     ---------- ---------- ---------- ----------

Operating income (loss)                  (9.3)       4.5       (2.3)       4.1
Other income (expense), net               0.7       (6.8)       0.7       (3.6)
                                     ---------- ---------- ---------- ----------

Income (loss) before income taxes        (8.6)      (2.3)      (1.7)       0.5
Income tax expense (benefit)             (3.2)       0.8       (0.6)       0.8
                                     ---------- ---------- ---------- ----------
Net loss                                 (5.4)%     (3.2)%     (1.1)%     (0.2)%
                                     ========== ========== ========== ==========

The overall decrease in operating earnings for 1999 as compared to 1998 relates to increases in operating expenses, as a percentage of net sales, to support long-term growth plans. In addition, direct marketing sales declined by $1.8 million in the third quarter of 1999 compared to the third quarter of 1998. Retail sales, which were positively influenced in those markets in which retail advertising has been expanded, were lower than expected in those markets without increased advertising. A substantial portion of the Company's operating expenses is relatively fixed on a short-term basis and is necessary for long-term growth, including increased retail advertising, certain selling expenses associated with retail store operations, direct marketing selling expenses, and general and administrative costs. The Company has also initiated several strategic studies that have added to general and administrative costs. These studies are expected to be completed in the fourth quarter of 1999.

COMPARISON OF THREE MONTHS ENDED OCTOBER 2, 1999 WITH THREE MONTHS ENDED
  OCTOBER 3, 1998

NET SALES
Net sales increased 13.7% to $68.2 million for the three months ended October 2, 1999 from $60.0 million for the three months ended October 3, 1998 primarily due to an increase in unit sales. Net sales were favorably impacted by (i) an $8.5 million increase from the opening of 76 new retail stores during the past 12 months and (ii) a $1.3 million increase from a 3.6% increase in comparable store sales, primarily due to increased advertising in selected markets. These sales increases were offset by a $1.8 million decrease in direct marketing sales.

GROSS MARGIN
Gross margin decreased to 64.9% for the three months ended October 2, 1999 from 65.4% for the three months ended October 3, 1998 primarily due to increased costs of promotional programs and a shift in product mix to lower margin products, partially offset by improved purchasing through volume discounts and better relationships with key suppliers and improved leverage of fixed manufacturing costs over higher unit volumes.

SALES AND MARKETING
Sales and marketing expenses increased 35.3% to $42.8 million for the three months ended October 2, 1999 from $31.6 million for the three months ended October 3, 1998, and increased as a percentage of net sales to 62.7% from 52.7% for the comparable prior-year period. The increase in the dollar amount of sales and marketing expenses for the three month period was primarily due to (i) the opening of 76 new retail stores during the last 12 months, (ii) an increase in advertising expenditures of $4.4 million to support the Company's growth and
(iii) higher commissions, percentage rents and freight expense related to the higher net sales. Sales and marketing expenses increased as a percentage of net sales primarily due to (i) increased advertising focused on longer term sales growth through brand and retail store awareness, (ii) lower direct marketing sales and (iii) selling expenses in new stores increasing at a greater rate than net sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 58.3% to $7.9 million for the three months ended October 2, 1999 from $5.0 million for the three months ended October 3, 1998. The increase in general and administrative expenses was primarily due to increased spending on infrastructure to support long-term growth plans and strategic consulting studies undertaken to determine and refine ongoing business strategies.

OTHER INCOME (EXPENSE), NET
Other income increased $4.6 million to approximately $480,000 for the three months ended October 2, 1999 from ($4.1) million expense for the three months ended October 3, 1998. The increase was primarily due to (i) the inclusion of $3.7 million of non-cash interest expense in the three months ended October 3, 1998 relating to the change in the fair value of an outstanding put warrant and
(ii) an increase in interest income due to the increase in cash obtained from the completion of our initial public offering in December 1998. The put provision associated with the warrant was eliminated effective on completion of the initial public offering.

INCOME TAX EXPENSE (BENEFIT)
Income tax benefit changed to a ($2.2) million benefit for the three months ended October 2, 1999 from $493,000 expense for the three months ended October 3, 1998 due to a decrease in taxable income in 1999, partially offset by the use of available net operating loss carryforwards in 1998.

COMPARISON OF NINE MONTHS ENDED OCTOBER 2, 1999 WITH NINE MONTHS ENDED
  OCTOBER 3, 1998

NET SALES
Net sales increased 15.0% to $205.6 million for the nine months ended October 2, 1999 from $178.8 million for the nine months ended October 3, 1998 primarily due to an increase in unit sales. Net sales were favorably impacted by (i) an $18.6 million increase from the opening of 76 new retail stores during the past 12 months and (ii) an $8.1 million increase from a 7.9% increase in comparable store sales, primarily due to the continuing maturation of stores and increased advertising in selected markets. These sales increases were offset by a $7.0 million decrease in direct marketing sales.

GROSS MARGIN
Gross margin increased to 65.5% for the nine months ended October 2, 1999 from 65.2% for the nine months ended October 3, 1998 due to improved purchasing through volume discounts and better relationships with key suppliers and improved leverage of fixed manufacturing costs over higher unit volumes, partially offset by an increase in costs of promotional programs.

SALES AND MARKETING
Sales and marketing expenses increased 26.3% to $120.7 million for the nine months ended October 2, 1999 from $95.6 million for the nine-months ended October 3, 1998, and increased as a percentage of net sales to 58.7% from 53.5% for the comparable prior-year period. The increase in the dollar amount of sales and marketing expenses for the nine month period was primarily due to (i) the opening of 76 new retail stores during the last 12 months, (ii) an increase in advertising expenditures of $9.0 million to support the Company's growth and
(iii) higher commissions, percentage rents and freight expense related to higher net sales. Sales and marketing expenses increased as a percentage of net sales primarily due to (i) increased advertising focused on longer term sales growth through brand and retail store awareness, (ii) lower direct marketing sales and
(iii) selling expenses in new stores increasing at a greater rate than net sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 37.7% to $18.7 million for the nine months ended October 2, 1999 from $13.6 million for the nine months ended October 3, 1998. The increase in general and administrative expenses was primarily due to increased spending on infrastructure to support long-term growth plans and strategic consulting studies undertaken to determine and refine ongoing business strategies.

OTHER INCOME (EXPENSE), NET
Other income increased $7.7 million to approximately $1.3 million for the nine months ended October 2, 1999 from ($6.4) million expense for the nine months ended October 3, 1998. The increase was primarily due to (i) the inclusion of $5.2 million of non-cash interest expense in the nine months ended October 3, 1998 relating to the change in the fair value of an outstanding put warrant and
(ii) an increase in interest income due to the increase in cash obtained from the completion of our initial public offering in December 1998. The put provision associated with the warrant was eliminated effective on completion of the initial public offering.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense decreased to ($1.3) million benefit for the nine months ended October 2, 1999 from $1.3 million expense for the nine months ended October 3, 1998 due to a decrease in taxable income in 1999 partially offset by the use of available net operating loss carryforwards in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has been the sale of equity securities. We completed our initial public offering in December 1998, resulting in net proceeds of $44.6 million, which have been partially used for (i) the repayment of $15.0 million of debt, (ii) expansion of retail stores, (iii) the build-out of our third manufacturing plant and (iv) the repurchase of 1,065,000 shares of Company common stock for $11.8 million. The Company had working capital of approximately $24.9 million at October 2, 1999 and $42.2 million at January 2, 1999.

Net cash provided by operating activities for the nine months ended October 2, 1999 was approximately $12.5 million and consisted primarily of net loss adjusted for non-cash expenses, decreases in accounts receivable as a result of the GE revolving third party credit agreement and increases in accounts payable and accrued liabilities, partially offset by increases in inventories. Net cash provided by operating activities for the nine months ended October 3, 1998 was approximately $2.6 million and consisted primarily of cash flows from operations before non-cash expenses, partially offset by increases in accounts receivable and decreases in accounts payable.

Effective as of July 1999, we terminated our revolving third-party credit arrangement with Monogram Bank, an affiliate of General Electric Capital Corporation ("GE") and entered into a third-party credit arrangement with Green Tree Financial Corporation ("Green Tree"). These arrangements have been used to provide financing for our customers' use in purchasing our products. In connection with all purchases financed under these arrangements, the provider pays an amount equal to the total amount of purchases net of promotional discounts. The provider sets the rate, annual fees and all other terms and conditions relating to the customers' accounts, including collection policies and procedures, and is the owner of the receivables. In July 1999, Green Tree purchased substantially all of the outstanding receivables from GE. As a result of this transaction, we received $9.8 million that had been retained by GE and included in our accounts receivable. There are no retainage requirements as part of this new agreement.

Net cash used in investing activities was approximately $36.9 million for the nine months ended October 2, 1999 and $6.7 million for the nine months ended October 3, 1998. Investing activities consisted of purchases of property and equipment for new retail stores in both periods, and the investment of excess cash in marketable securities with maturities in excess of 90 days in 1999.

Net cash used in financing activities was approximately $7.8 million for the nine months ended October 2, 1999 and consisted primarily of $10.4 million used to repurchase Company common stock and $0.5 million used to repay debt, offset by stock option exercises. Net cash provided by financing activities was approximately $900,000 for the nine months ended October 3, 1998 which consisted of stock option exercises net of debt repayments.

In August 1999, the Board of Directors authorized management to repurchase up to $4 million in shares of the Company's common stock due to the availability of excess cash and the valuation of the Company's shares in the market. As of November 9, 1999 we had repurchased 490,000 shares for approximately $3.3 million under this authorization. We believe that cash flow generated from operations and existing cash resources will be sufficient to meet working capital and liquidity requirements for the foreseeable future as we pursue our long-term growth strategy, described in greater detail below. During 1999, through November 9, 1999, we had repurchased 1,065,000 shares for approximately $11.8 million.

LOOKING FORWARD

We have continued our strategic analysis of the business and have retained several consulting groups to perform studies to evaluate product positioning, marketing efforts, logistics and product distribution to be completed in the fourth quarter. The results of these studies will be a significant consideration in the refinement of our long-term strategy.

We currently are executing several strategic initiatives that we believe will accelerate sales growth and improve operating results. These initiatives include
(i) developing a more integrated marketing approach that will concentrate a higher percentage of advertising expenditures in our retail and e-commerce channels, (ii) increasing the number of retail distribution points for our products and (iii) expanding our product line.

Store sales in markets in which we have expanded our media advertising expenditures have outperformed store sales in non-media markets. We will continue to evaluate overall advertising effectiveness and spending levels.

We expect to open a minimum of 20 stores during the fourth quarter of 1999. Beyond 1999, growth in retail stores, as well as expansion into different retail venues or formats, will be based in part on findings of the ongoing strategic studies. Store openings in future years will most likely include additional mall stores and leased departments, possibly with one or more partnerships in addition to our partnership with Bed Bath & Beyond, and may include different venues or formats, including possibly strip mall stores, furniture stores, department stores or sleep stores.

Product line expansion will initially be achieved through test marketing of the sofa sleeper product as well as a portable air bed. We have elected to terminate, effective as of February 1, 2000, the license agreement under which we had developed and test-marketed our adjustable frame product. We will continue to explore alternatives for development and commercialization of an adjustable frame product for our air beds, but we currently do not anticipate a broad-based rollout of an adjustable frame product in 2000.

The success of our strategy will depend on many factors including (i) the effectiveness and efficiency of our advertising in creating awareness of our products and brand name and generating sales, (ii) our ability to successfully open additional stores and leased departments in new and existing markets, as well as in both existing and new venues and formats, (iii) the level of consumer acceptance of our existing and new products, (iv) our ability to successfully commercialize significant product line extensions, (v) our ability to generate consumer inquiries and drive consumer traffic to retail stores, (vi) competition in the mattress industry and (vii) general economic factors and consumer confidence.

The strategic initiatives and additional business analyses are directed toward improving our long-term performance and are not expected to contribute significantly to growth in sales and earnings for the remainder of 1999, and may negatively impact earnings in the remainder of 1999 and 2000.

IMPACT OF YEAR 2000

STATE OF READINESS
Beginning in early 1996, we included certain Year 2000 initiatives and remediation plans in our broader information systems strategic plan. In early 1998 we retained an independent consultant to assess the adequacy of Year 2000 initiatives and remediation plans. All essential information technology ("IT") systems have been inventoried and remediation plans for any Year 2000 issues have been implemented. Remediation plans included the development of Year 2000 compliant applications for order entry, customer service and point of sale systems in fall 1996. In the third quarter of 1997, we purchased and implemented an enterprise information system used in manufacturing operations, material planning, inventory management, order processing, financial management and human resources applications, which was upgraded to be Year 2000 compliant in February 1999. We purchased Year 2000 compliant upgrades to our payroll applications in 1997 and our telephone system in 1998. Year 2000 compliant upgrades for software applications for processing and tracking warranty claims and returns were implemented in October 1999. Year 2000 compliant upgrades for our customer inquiries applications have been developed and will be implemented in November 1999. With the implementation of these applications and upgrades, we expect that all core applications and IT systems will be Year 2000 compliant by the end of the fourth quarter of 1999.

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

COSTS TO ADDRESS THE YEAR 2000 ISSUE
We have incurred $165,000 in 1999 to complete our remediation plans required for IT systems, including systems software costs and consulting fees. We do not anticipate incurring future significant costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   No material changes.

                          PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

       The Company and certain of its former officers and directors have been named as defendants in a class action lawsuit filed on behalf of Company shareholders in U.S. District Court in Minnesota. The named plaintiffs, who purport to act on behalf of a class of purchasers of the Company's common stock during the period from December 4, 1998 to June 7, 1999, charge the defendants with violations of federal securities laws. The suit alleges that the Company and the named directors and officers failed to disclose or misrepresented certain information concerning the Company during the class period. The complaint does not specify an amount of damages claimed. The Company believes that the complaint is without merit and intends to vigorously defend the claims.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      In May 1999, the Board of Directors authorized management to repurchase up to $10 million in shares of the Company's common stock in the open market. The Company subsequently repurchased 575,000 shares for approximately $8.5 million. In August 1999, the Board of Directors authorized management to repurchase up to an additional $4 million in shares of the Company's common stock. Through November 9, 1999, the Company has repurchased 490,000 shares for approximately $3.3 million under this program. We believe cash generated from operations, together with existing cash balances, will be sufficient to satisfy anticipated short-term working capital requirements and long-term liquidity needs.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5 - OTHER INFORMATION

      In July 1999, the Board of Directors of the Company approved the amendment of the Company's 1990 Omnibus Stock Option Plan and 1997 Stock Incentive Plan (collectively, the "Plans") to modify the change in control provisions applicable to options granted on or after July 27, 1999. Under the Plans, a transaction constituting a "change in control" will result in the immediate vesting in full of options granted under the Plans and such options will continue to be exercisable for the remaining term of the options. Prior to the amendments approved in July 1999, the Plans provided that a transaction that would otherwise constitute a change in control would not constitute a change in control if the transaction was approved by at least a majority of the "continuity" Directors (which includes members of the Board of Directors on the effective date of the Plan and Directors nominated by such Directors for subsequent election to the Board). The foregoing provision will continue to be applicable to options issued and outstanding prior to July 27, 1999. As to options granted on or after July 27, 1999, a transaction constituting a change in control as defined under the Plans will constitute a change in control, resulting in acceleration of the vesting of options, regardless of whether the transaction has been approved by a majority of the continuity Directors. The foregoing description of the change in control provisions of the Plans is qualified in its entirety by reference to the complete text of the Plans, which are included in this filing as exhibits.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.

            Exhibit
            Number      Description
            -------     -----------
              10.1      1990 Omnibus Stock Option Plan, as amended and restated

              10.2      1997 Stock Incentive Plan, as amended and restated

              27.1      Financial Data Schedule

       (b)  Reports on Form 8-K

            None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SELECT COMFORT CORPORATION



                                      /s/Patrick A. Hopf
                                      -------------------------------------
November  15, 1999                    Patrick A. Hopf
                                      Chairman and Interim President and
                                      Chief Executive Officer (principal
                                      executive officer)



                                      /s/James C. Raabe
                                      -------------------------------------
                                      James C. Raabe
                                      Chief Financial Officer (principal
                                      financial and accounting officer)

                                  EXHIBIT INDEX


 Exhibit Number             Description                      Location
 --------------   -----------------------------   -----------------------------
      10.1        Select Comfort Corporation      Filed herewith electronically
                  1990 Option Plan, as amended
                  and restated

      10.2        Select Comfort Corporation      Filed herewith electronically
                  1997 Option Plan, as amended
                  and restated

      27.1        Financial Data Schedule         Filed herewith electronically