Form 10-K
period 2000-01-01
SELECT COMFORT CORP
filed 2000-03-31
CIK 827187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

       Registrant's telephone number, including area code: (952) 918-3000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 1, 2000, 17,756,216 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was $58,560,277.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the fiscal year ended January 1, 2000 (the "1999 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2000 Annual Meeting to be held May 18, 2000 (the "2000 Proxy Statement").

                               TABLE OF CONTENTS
                              --------------------





PART I............................................................................................................2

   ITEM 1.     BUSINESS...........................................................................................2
      General.....................................................................................................2
      Business and Growth Strategy................................................................................2
      Products....................................................................................................4
      Retail Stores...............................................................................................5
      Direct Marketing Operations.................................................................................6
      E-Commerce..................................................................................................7
      Marketing and Advertising...................................................................................7
      Consumer Education and Customer Service.....................................................................7
      Manufacturing and Distribution..............................................................................8
      Suppliers...................................................................................................8
      Intellectual Property.......................................................................................9
      Competition.................................................................................................9
      Consumer Credit Arrangements...............................................................................10
      Governmental Regulation....................................................................................10
      Employees..................................................................................................10
      Certain Important Factors..................................................................................10

   ITEM 2.     PROPERTIES........................................................................................15

   ITEM 3.     LEGAL PROCEEDINGS.................................................................................16

   ITEM 4.  EXECUTIVE OFFICERS OF THE COMPANY....................................................................17


PART II..........................................................................................................19
      Number of Record Holders; Dividends........................................................................19
      Use of Proceeds from Initial Public Offering...............................................................19


PART III.........................................................................................................21
      Directors, Executive Officers, Promoters and Control Persons...............................................21
      Section 16(a) Beneficial Ownership Reporting Compliance....................................................21


PART IV..........................................................................................................22
      Consolidated Financial Statements..........................................................................22
      Consolidated Financial Statement Schedules.................................................................22
      Exhibits...................................................................................................23
      Reports on Form 8-K........................................................................................23

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K......................................................................27


                              --------------------

         Our fiscal year ends on the Saturday closest to December 31, and unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. All references to "Select Comfort," "the Company," "we" or "us" herein include our wholly owned subsidiaries, Select Comfort

Direct Corporation, Select Comfort Retail Corporation, Direct Call Centers, Inc., Select Comfort SC Corporation and selectcomfort.com corporation.

         Select Comfort(R), Sleep Number(R), Comfort Club(R), 90 Night Trial, Better Night's Sleep Guarantee, Sleep Solutions, The Sleep Solutions Company, Sleep Better on Air, The Air Bed Company and the Company's stylized logo are trademarks and/or service marks of the Company.

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


ITEM 1.  BUSINESS

GENERAL

Select Comfort is the leading manufacturer, specialty retailer and direct marketer of premium quality, premium priced, innovative air beds and sleep-related products. We believe we are revolutionizing the mattress industry by offering a differentiated product through a variety of service-oriented distribution channels.

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

Unlike traditional mattress manufacturers, we sell our products directly to consumers through three controlled, complementary and service-oriented distribution channels:

- Retail, including company-operated retail stores and leased departments within larger retail stores,

-    Direct Marketing, including company-operated call centers, and

-    E-commerce, through our website at www.selectcomfort.com.


At January 1, 2000, our retail operations included 341 stores in 45 states, including 45 leased departments within larger retail stores. In 2000, we plan to close approximately 22 under-performing retail locations, including 12 leased departments, and to open approximately 20 new retail locations in markets we believe can support additional stores.

Select Comfort was incorporated in Minnesota in February 1987. Our principal executive office is located at 10400 Viking Drive, Suite 400, Minneapolis, Minnesota 55344. Our telephone number is (952) 918-3000.

BUSINESS AND GROWTH STRATEGY

Our strategic plan adopted at the end of 1999 is designed to leverage our competitive advantages and core strengths, which include:

- Superior Products that Provide Real Benefits to Consumers. Our products differ from traditional mattresses by addressing broad-based consumer sleep problems through the greater comfort and support of sleeping on air and through the ability to customize the firmness on each side of the mattress at the touch of a button. Through continuous improvement of our innovative air beds, we have led the growing air bed segment of the mattress industry.

- Direct Contact with Our Customers. We maintain direct contact with our customers through each of our controlled distribution channels and through our own customer service representatives. This enables us to better understand consumer desires, to respond to those desires with product improvements and product line extensions, to enhance overall customer satisfaction and to build brand loyalty through long-term relationships with customers. We have an installed base of approximately 725,000 customers.

- Multiple Complementary Distribution Channels. Our three complementary distribution channels give consumers multiple, convenient opportunities to purchase our product, and give us advantages that many of our competitors do not have, including 341 retail stores across the continental United States, two direct marketing call centers, e-commerce capability, the ability to leverage advertising dollars across multiple channels, and a database of approximately 5.5 million inquiries.

- Dedicated, Highly Trained Employees throughout the Company. Employees throughout our company firmly believe in the superiority of our products and the real benefits provided to consumers, and are universally committed to providing a better night's sleep. Sales professionals receive extensive training in sleep research and in the features and benefits of our proprietary products. We also maintain a customer service department of over 40 employees who receive similar training and are prepared to respond to consumer questions. Our senior management team has been substantially enhanced in the last year and our new CEO, Bill McLaughlin, joined our company in late March 2000.

Building on these advantages and strengths, our strategic plan includes the following key elements:

- Integrated Marketing. Our marketing messages will emphasize the personalized sleep solutions provided by our products. These messages will be consistent across our multiple distribution channels and focused on call to action marketing, cross channel marketing and retail lead generation. We are also planning to redesign our web site and introduce a catalog to our customers.

- Focus on Retail Store Profitability. We are generating marketing plans with specific actions oriented to the circumstances in each individual retail market. We will be closing approximately 22 under-performing retail locations, including 12 leased departments, and plan to open approximately 20 retail locations in 2000. We have recently adopted a new retail store design with an environment that is more consistent with our sleep solutions oriented brand. We plan to remodel approximately 100 stores with the new design in 2000.

- In-Home Delivery, Assembly and Mattress Removal. We are developing plans to ultimately provide in-home delivery, assembly and mattress removal nationwide across each of our distribution channels. We believe that this additional service will enhance customer satisfaction and demand for our products.

- Introduce Sofa Sleeper Product. We plan to introduce a sofa sleeper product across all of our distribution channels in 2000. The sofa sleeper features an easy slide-out mechanism, rather than a heavy, folding metal frame, an 11-inch thick, fully adjustable air mattress that inflates in about one minute, and no metal bar.

- Continuous Improvement of Our Core Product Line. In order to improve customer satisfaction and strengthen our leadership position in the growing air bed segment of the mattress industry, we intend to focus our product development efforts on our core line of air beds.

- Reduced General and Administrative Expenses and Operating Costs. In early 2000, we eliminated our Roadshow distribution channel and approximately 15% of our corporate and administrative positions. The Roadshow channel sold to smaller markets without a retail presence and accounted for a small and diminishing percentage of our sales as our retail presence and e-commerce capabilities have grown. We will continue our event marketing efforts through home shows, state fairs and similar events. We intend to continue to look for opportunities to create operating efficiencies.

PRODUCTS

Air Beds

Every Select Comfort air bed has a patented air chamber as its functioning core and comes with a patented firmness control system that allows the customer to easily and instantly customize the firmness of the mattress at the touch of a button. All of our air beds, except twin size mattresses, are available with independent air chambers for each side of the mattress, allowing customized firmness for each sleep partner. Our Imperial and Ultra Series of air beds feature a wireless remote control with a digital display of the user's "Sleep Number," which reflects the level of firmness and allows the customer to more easily adjust and readjust the firmness level to the customer's personal preference. Our air beds feature either a traditional cover or a pillowtop style cover that includes zoned foam and provides extra cushioning. The covers are constructed with sanitized and hypoallergenic Damask ticking made from blends of polyester/polypropylene or cotton/rayon, or from 100% rayon. Our air beds are manufactured in a broad array of sizes and styles, including all standard bed sizes and a waterbed replacement size that fits into a customer's existing waterbed frame. Our Ultra and Imperial models feature a "whisper quiet" air pump.

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

We maintain an active engineering department that continuously seeks to enhance our knowledge of sleep science and to improve current product performance and benefits. Through customer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products.

Since the introduction of our first air bed, we have continued to improve and expand our product line, including quieter firmness control systems, remote control gauges with digital settings, more luxurious fabrics and covers, new generations of foams and foundation systems and enhanced border walls. Our research and development expenses were $1.9 million for 1999, $1.6 million for 1998 and $1.8 million for 1997.

RETAIL STORES

Since our first retail stores were opened in 1992, an increasing percentage of our net sales has occurred at our retail stores, and retail store sales now account for a majority of our net sales. At January 1, 2000, we had 341 stores in 45 states, including 45 leased departments. In 2000, we plan to close approximately 22 under-performing retail locations, including 12 leased departments, and to open approximately 20 retail stores.

Store Environment. Our currently most prevalent store design, including novel visual images on the walls, was intended to command attention to our innovative products. We have recently adopted a new store design with a bedroom-like setting intended to convey a sense of sophistication and quality that reinforces Select Comfort's brand image as synonymous with sleep solutions. We plan to remodel approximately 100 of our stores with this updated retail store design in 2000. Our retail stores are principally showrooms, averaging approximately 900 square feet, with several display models from our line of air beds and a full display of our branded accessories.

Our sales professionals play an important role in creating an inviting and informative retail environment. These professionals receive extensive training regarding the features and benefits of our proprietary technology and products as well as on the overall importance of sleep quality. This enables them to more effectively introduce consumers to our products, emphasize the features and benefits that distinguish Select Comfort air beds from traditional mattresses, determine the consumers' needs, encourage consumers to experience the comfort and support of the air beds and answer questions regarding our products.

Site Selection. In selecting new store sites, we generally seek high-traffic mall locations of approximately 800 to 1,200 square feet within malls in major metropolitan and regional areas. We conduct extensive analyses of potential store sites and base our selection on a number of factors, including the location within the mall, demographics of the trade area, the specifications of the mall (including size, age, sales per square foot and the location of the nearest competitive mall), the perceived strength of the mall's anchor stores, the performance of other specialty retail tenants in the mall, the number of direct marketing inquiries received from the area surrounding the mall, store density of existing stores and marketing and advertising plans in the respective markets. Clustering of retail stores within a metropolitan retail market is a key consideration in order to leverage our advertising.

Marketing and Advertising. We historically have supported some of our multiple store markets with media primarily focused on the use of radio personalities. During 1999 we expanded this media focus to include newspaper advertising and spot radio. We expect to continue this marketing focus in 2000 to support those markets that generate the majority of our retail sales. In addition, our integrated marketing efforts will more closely align the advertising directed toward our direct marketing customers with that in the retail channel and will include national print media which is designed to increase product and store awareness.

We also support new store openings with mailings to direct response inquiries and potential prospects in the market, and in some cases with print and radio advertisements. We use local radio and print advertisements and promotional offers during high mall traffic periods, such as three-day holiday weekends, and in-store events, including live remote broadcasts and promotional contests.

Management and Employees. Our stores are currently organized into eight regional areas and 46 geographic districts, with approximately eight stores in each district. Each regional sales director oversees approximately six geographic districts. Each district has a district sales manager who is responsible for the sales and operations and who reports to a regional sales director. The district sales managers frequently visit stores to review merchandise presentation, sales force product knowledge, financial performance and compliance with operating standards. The typical staff of a Select Comfort store consists of one store manager and two full-time sales professionals. In order to maintain high operating standards, we recruit store managers who typically have one to four years of experience as a store manager in specialty retailing. The sales professionals devote substantially all of their efforts to sales and customer service, which includes helping customers and generating and responding to inquiries. In addition, to promote consumer education, ensure customer satisfaction and generate referrals, the sales professionals place follow-up calls to customers who have made recent purchases or inquiries.

Training and Compensation. All store personnel receive comprehensive on-site training on our technology and sleep expertise, the features and benefits of our air beds, sales and customer service techniques and operating policies and guidelines. Initial training programs are reinforced through detailed product and operating manuals and periodic performance appraisals. All store sales professionals receive base compensation and are entitled to commissions based on individual and store-wide performance. Regional sales directors, district sales managers and store managers are eligible to receive, in addition to their base compensation, incentive compensation for the achievement of performance objectives by the stores within their responsibility.

Event Marketing Group. Our retail organization also manages an event marketing group that sells our products at home shows and consumer product shows, state fairs and similar events. Select Comfort sales professionals, supported by advance mailings to direct marketing inquiries, travel to such events to demonstrate our products in temporary showrooms or in booths and educate consumers about the benefits of our products.

DIRECT MARKETING OPERATIONS

Many consumers' initial exposure to the Select Comfort air bed is through our direct marketing operations. Typically, an interested consumer will respond to one of our advertisements by calling our toll-free number. On this call, one of our direct marketing sales professionals captures information from the consumer, begins the consumer education process, takes orders, or, if appropriate, directs the consumer to our other distribution channels. The direct marketing operations are conducted by knowledgeable and well-trained sales professionals, including a group of over 40 sales professionals who field incoming direct marketing inquiries, and over 35 sales professionals who make outbound calls to consumers who have previously contacted the Company. The direct marketing operations also include a database marketing department that is responsible for mailings of product and promotional information to direct response inquiries. We maintain a database of information on approximately 5.5 million inquiries, including customers who have purchased an air bed from us.

In the direct marketing channel, our advertising message is communicated through targeted print and radio advertisements, as well as through product brochures, videos and other product and promotional materials mailed in response to consumer inquiries at various intervals. As our advertising budget has expanded over the last few years, the direct marketing channel has relied heavily on nationally syndicated radio personalities, such as Paul Harvey and Rush Limbaugh, and has expanded print and direct mail expenditures. Our direct marketing operations continually monitor the effectiveness and efficiency of our advertising through tracking the cost per inquiry and cost per order of our advertising, using focus groups to evaluate the effectiveness of our advertising messages and using sophisticated media buying techniques.

Our direct marketing operations also support our other distribution channels through referrals, as well as mailings to direct marketing inquiries in selected markets in advance of retail store openings and events. As our base of retail stores has expanded, our direct marketing sales professionals have increasingly been able to refer direct marketing inquiries to a convenient retail store location, improving the process of converting inquiries into sales and providing the consumer with a choice of service venues.

E-COMMERCE

Our web site at www.selectcomfort.com provides consumers with a wide array of useful information as well as the convenience to order our products online. Since building the capability to take online orders in May 1999, our e-commerce channel has continued to add functionality and content to educate consumers regarding:

-    sleep research and science,
-    our products and the benefits they provide,
-    store locations and other means to contact us and experience our products,
-    customer testimonials,
-    customer service information, and
-    current sales and promotional events.

Our e-commerce channel has also focused on developing relationships with online shopping malls and other sales portals and affiliates.

We plan to launch our redesigned web site in the second quarter of 2000 with an updated look and feel that is attractive, professional and reinforces the Select Comfort brand image. The redesigned site will also allow greater functionality to provide more personalization, guided selling, dynamic content and promotions and a more robust online shopping experience. Ultimately, we plan to have real-time keyboard to keyboard interaction between customers and our sales and customer service representatives. In the future, the site may be maintained through a remote content management system to ease maintenance and the ability to add content from outside sources. We also intend to integrate the web site with our fulfillment systems to enhance operational efficiency.

MARKETING AND ADVERTISING

The primary objective of our marketing and advertising strategy is to increase awareness of the Select Comfort brand and become recognized as the leader in sleep solutions, sleep expertise and superior quality products. Our integrated approach to marketing will emphasize consistent messages across our distribution channels with a greater emphasis on call to action and cross channel marketing. In the past, we have spent the majority of our advertising budget on direct marketing, which indirectly drove traffic to our expanding base of retail stores. In recent periods more of our advertising dollars have been, and in the future will be, dedicated to retail store lead generation.

The majority of our advertising budget is devoted to print ads in newspapers and magazines and to radio advertising with well-known national personalities, as well as local radio personalities in selected retail markets. In 2000, we intend to reduce our use of long and short-form television advertising. As our e-commerce channel expands, more advertising dollars may be devoted to Internet-based marketing programs. We also plan to launch our own catalog to our customers and inquiries. Our catalog will include an expanded selection of sleep solution oriented products including our core line of air beds and accessories, the new line of Select Comfort sofa sleepers, bedroom furnishings and a variety of other bedroom and sleep related products for the entire family.

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

We believe that educating consumers about the features and benefits of our products is critical to the success of our marketing and sales efforts, and we devote considerable time and resources to training programs for our sales professionals. Our retail stores and our web site also provide customers with the latest information on sleep research and science and the benefits of our products.

Our controlled distribution channels optimize our direct contact with customers and allow us to respond quickly to customer service inquiries and enhance customer satisfaction. Our multiple distribution channels also enhance the convenience for the consumer to purchase products through a variety of venues. In addition, we have been testing the offering of in-home delivery, assembly and mattress removal services in selected markets through national providers. We are developing plans to ultimately provide these services nationwide across all of our distribution channels in order to increase overall sales and enhance customer satisfaction.

We maintain an in-house customer service department of over 40 customer service representatives who receive extensive training in sleep technology and all aspects of our products and operations. Our customer service representatives field customer calls and also interact with each of our retail stores to address customer questions and concerns raised with retail sales professionals. The customer service department makes outbound calls to new customers during the 90 Night Trial phase to answer questions and provide solutions to possible problems in order to enhance customer education, build customer satisfaction and reduce returns.

MANUFACTURING AND DISTRIBUTION

Our manufacturing operations are located in Minneapolis, Minnesota, Columbia, South Carolina, and Salt Lake City, Utah (opened in May 1999). These operations consist of quilting and sewing of the fabric covers for our air beds, assembly of firmness control systems (only in Minneapolis) and final assembly and packaging of air beds and foundations from contract manufactured components. Our Minneapolis and Columbia plants operate on two shifts and our Salt Lake City plant operates on one shift. We believe we have sufficient capacity to meet anticipated increases in demand through the next 12 months.

We manufacture air beds to meet orders rather than to stock inventory, which enables us to maintain lower levels of inventory. As we expand our home delivery and assembly services, we may use regional distribution centers that would stock inventory to fill orders on a more timely basis. Orders are currently shipped from one of our three distribution centers, primarily via UPS, typically within 48 hours following order receipt, and are usually received by the customer within five to seven business days after shipment. We are continually evaluating alternative carriers on a national and regional basis, as well as testing providers of in-home assembly services in selected markets.

SUPPLIERS

We currently obtain all of the materials and components used to produce our air beds from outside sources. Components for the firmness control systems are obtained from a variety of domestic sources. Quilting and ticking materials are obtained from a supplier that produces both in Belgium and in the United States and components for foundation systems are obtained primarily from two domestic sources.

Our proprietary air chambers are produced to our specifications by one Eastern European supplier under a supply contract expiring in August 2000 (subject to automatic renewal if neither party gives 90 days' notice of non-renewal), pursuant to which we are obligated to purchase certain minimum quantities. We expect to continue the relationship with the Eastern European supplier for the foreseeable future. We believe that we would be able to procure an adequate supply of air chambers from other sources on a timely basis if the supply contract is terminated or the Eastern European supplier is otherwise unable to supply air chambers.

INTELLECTUAL PROPERTY

Certain elements of the design and function of our air beds are the subject of United States and foreign patents and patent applications owned by us. We have 18 issued U.S. patents and six U.S. patent applications pending. We also held 13 foreign patents and had 19 foreign patent applications pending as of January 1, 2000.

The name "Select Comfort" and our logo are trademarks registered with the United States Patent and Trademark Office. We have a number of other registered marks, including the trademarks "Comfort Club" and "Sleep Number," the service marks "Comfort Club" and "Sleep Better on Air," and a number of unregistered marks, including the trademarks "90 Night Trial," "Better Night's Sleep Guarantee," "Sleep Solutions," "The Sleep Solutions Company" and "The Air Bed Company." We have registered several of these trademarks in numerous foreign countries and have approximately 45 trademarks registered, or the subject of pending applications, in foreign countries. Each federally registered mark is renewable indefinitely if the mark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our right to use our marks.

In November 1999, we initiated a patent infringement suit against Simmons Company and Price Manufacturing Inc. alleging that Simmons-branded air beds manufactured by Price Manufacturing infringed three of our patents. In February 2000, we settled our suit against Simmons after Simmons terminated its license agreement with Price Manufacturing, effectively ending Simmons' involvement with the manufacture and sale of air beds with a hand control that are the subject of the suit. Price Manufacturing was not a part of the settlement and we intend to continue to prosecute our suit against Price Manufacturing.

COMPETITION

The mattress industry is highly competitive. Participants in the mattress industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. Our air beds compete with a number of different types of mattress alternatives, including innerspring mattresses, waterbeds, futons and other air-supported mattresses that are sold through a variety of channels, including furniture stores, bedding specialty stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. We believe that our success depends in part on increasing consumer acceptance of our existing products and the continuing introduction of products that have qualities and benefits which differentiate our products from those offered by other manufacturers.

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

A number of companies have begun to offer air beds. There can be no assurance that these or any other mattress manufacturer will not aggressively pursue the air bed market. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could have a material adverse effect on our business, financial condition and operating results.

CONSUMER CREDIT ARRANGEMENTS

We use a third-party bank to offer our qualified customers an unsecured revolving credit arrangement to finance purchases from us. The bank sets the rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, the bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts. Effective July 1999, we terminated our then existing credit arrangement and entered into a new agreement with another provider. The new provider purchased substantially all of the outstanding customer receivables from the old provider. As a result of the purchase of this portfolio, we received $9.8 million that had been retained by the previous provider as security and included in our accounts receivable. The previous bank had retained $11.4 million as of January 2, 1999 under terms of its agreement. There are no retainage amounts as a part of the new agreement.

GOVERNMENTAL REGULATION

Our products and our marketing and advertising practices are subject to regulation by various federal, state and local regulatory authorities, including the Federal Trade Commission. The mattress industry also engages in advertising self-regulation through certain voluntary forums, including the National Advertising Division of the Better Business Bureau. We are also subject to various other federal, state and local regulatory requirements, including federal, state and local environmental regulation and regulations issued by the U.S. Occupational Safety and Health Administration.

EMPLOYEES

At January 1, 2000, we employed 1,979 persons, including 1,187 retail store employees, 117 direct marketing employees, 46 customer service employees, 18 road show sales professionals, 380 manufacturing and distribution employees and 277 management and administrative employees. Approximately 185 of our employees were employed on a part-time basis at January 1, 2000. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

CERTAIN IMPORTANT FACTORS

There are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any of our forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

History of Operating Losses; Uncertain Profitability

Since inception, we have incurred substantial operating losses and there can be no assurance that we will achieve profitability on a quarterly or annual basis in future periods. Our future operating results will depend upon a number of factors, including:

-    our ability to achieve the objectives of our strategic plan,
-    the level of consumer acceptance of our products,
-    our ability to create product and brand name awareness,
-    the effectiveness and efficiency of our marketing and advertising,
-    the performance of our existing and new retail stores,

- our ability to successfully identify and respond to emerging trends in the mattress industry,
-    the level of competition in the mattress industry,
-    general economic conditions and consumer confidence, and
-    our ability to maintain cost-effective production and delivery of products.

Uncertainty of Success of Strategic Plan

Until mid-1999, our net sales had grown significantly over several years, primarily as a result of an aggressive retail store growth strategy and strong comparable store sales increases. In late 1999 we adopted the new strategic plan discussed above under "Business and Growth Strategy." The success of this strategic plan to restore profitable sales growth, and the success of our company as a whole, will be dependent on a variety of factors, including:

- our ability to develop marketing programs and advertising messages that increase awareness of our products and brand name, drive consumers to our retail stores and increase sales,
- our ability to develop and implement market by market action plans that improve the performance of our retail stores,
- the success of our new retail store design in attracting customers to our stores,
- our ability to hire, train, manage and retain qualified retail store management and sales professionals,
- our ability to successfully launch and commercialize the sofa sleeper product across our distribution channels and in major markets,
- the ability of the suppliers of the sofa sleeper product to deliver product to specifications on a timely basis,
- our ability to successfully launch and commercialize nationwide in-home delivery, assembly and mattress removal services on a cost-effective basis,
- the ability of third-party providers of regional warehousing, delivery, assembly and mattress removal services to provide quality services on a cost-effective basis,
- our ability to use the Internet to drive sales, educate customers and market our products,
- our ability to successfully launch and commercialize a catalog to our installed base of customers,
-    the level of consumer acceptance of our catalog products,
- the ability of third-party catalog fulfillment providers to fulfill catalog orders on a timely basis,
- our ability to continue to improve our product line to enhance customer acceptance and customer satisfaction, and
- our ability to manage our general and administrative expenses and our operating costs.

There can be no assurance that we will be successful in achieving this strategic plan or that this strategic plan will restore our company to historical sales growth rates or profitability. Failure to successfully execute any material part of our strategic plan could have a material adverse effect on our business, financial condition and operating results.

Sales Tax Considerations

In compliance with state and federal tax regulations, our direct marketing and e-commerce channels have not historically collected sales tax from customers who reside in certain states. Industry experts believe these regulations potentially provide a competitive advantage to direct marketers and e-commerce companies over retailers located within these states and who are required to collect sales tax. In connection with our plans to provide in-home delivery and assembly of our products to customers through all of our distribution channels, as well as the execution of our integrated marketing plan, we will begin collecting sales tax on sales in all states. While we believe the execution of these initiatives will positively impact the overall performance of our company, the impact of this change could negatively impact sales.

Effectiveness and Efficiency of Advertising Expenditures

Our advertising expenditures increased from $9.0 million in 1995 to $43.4 million in 1999, and are expected to continue to increase for the foreseeable future. Our future growth and profitability will be dependent in part on the effectiveness and efficiency of our advertising expenditures, including our ability to:

-    create greater awareness of our products and brand name,
- determine the appropriate creative message and media mix for future advertising expenditures,
- effectively manage advertising costs (including creative and media) in order to maintain acceptable costs per inquiry, costs per order and operating margins, and
-    convert inquiries into actual orders.

No assurance can be given that our planned increases in advertising expenditures will result in increased sales, will generate sufficient levels of product and brand name awareness or that we will be able to manage our advertising expenditures on a cost effective basis.

Fluctuations in Comparable Store Sales Results

Our comparable store sales results have fluctuated significantly in the past and these fluctuations are likely to continue. Stores enter the comparable store calculation in their 13th full month of operation. Our comparable store sales increases were 4.7% for 1999, 17.9% for 1998 and 34.6% for 1997.* Our comparable store sales results have fluctuated significantly from quarter to quarter with increases ranging from -2.8% to 36.0% on a quarterly basis for 1997 through 1999. There can be no assurance that our comparable store sales results will not fluctuate significantly in the future.

A variety of factors affect our comparable store sales results, including:

-    the level of consumer awareness of our products and brand name,
-    the rate of consumer acceptance of our products,
- the higher levels of sales in the first year of operations as each successive class of new stores is opened,
-    the strong comparable store sales performance in prior periods,
-    the maturation of our store base,
- the timing and relative success of promotional events, advertising expenditures, new product introductions and product line extensions,
-    a change in the sales mix between our distribution channels, and
-    general economic conditions and consumer confidence.

Decreases in comparable store sales results could have a material adverse effect on our business, financial condition and operating results.

Quarterly Fluctuations and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including:

-    increases or decreases in comparable store sales,

------------------------------
* Fiscal 1997 was a 53-week year versus 52 weeks for 1999 and 1998. Comparable store sales for 1998 and 1997, adjusted to 52 weeks, would be 27.3% and 26.1%, respectively.

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

The level of spending related to sales and marketing expenses and new store opening costs cannot be adjusted quickly and is based, in significant part, on our expectations of future customer inquiries and net sales. If there is a shortfall in expected net sales or in the conversion rate of customer inquiries, we may be unable to adjust our spending in a timely manner and our business, financial condition and operating results may be materially adversely affected. Our results of operations for any quarter are not necessarily indicative of the results that may be achieved for a full year or any future quarter.

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

Reliance Upon Vendors; Single Source of Supply of Air Chambers; Foreign Sources of Supply

The inability of our suppliers to meet, for any reason, our requirements for any components of our air bed products, or our requirements of sofa sleeper products, could have a material adverse effect on our business, financial condition and operating results. Our air chambers are currently obtained from a single source of supply. If this supplier became unable or unwilling for any reason to continue to supply us with air chambers, our operations could be materially adversely affected. We currently have a supply agreement with this single source of supply that expires in August 2000 (subject to automatic renewal if neither party gives 90 days' notice of non-renewal), but there can be no assurance that this single source of supply will not be disrupted for any reason. In addition, since our air chambers and certain other supplies are manufactured outside the United States, our operations could be materially adversely affected by the risks associated with foreign sourcing of materials, including:

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

Reliance Upon Carriers

Historically, we have relied almost exclusively on UPS for delivery of our products to customers. For a significant portion of the third quarter of 1997, UPS was unable to deliver our products within acceptable time periods, causing delays in deliveries to customers and requiring us to use alternative carriers. No assurance can be given that UPS will not experience difficulties in meeting our requirements in the future. We continue to evaluate alternative carriers on a national and regional basis, as well as providers of in-home delivery and assembly services. There can be no assurance that alternative carriers will be able to meet our requirements on a timely or cost-effective basis. Any significant delay in deliveries to customers or increase in freight charges may have a material adverse effect on our business, financial condition and operating results.

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

Competition

The mattress industry is highly competitive. Our air beds compete with a number of different types of mattress alternatives, including innerspring mattresses, waterbeds, futons and other air-supported mattresses that are sold through a variety of channels, including furniture stores, bedding specialty stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

The traditional mattress industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring mattresses with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, Simmons and Spring Air. Over 700 manufacturers, primarily operating on a regional basis serve the balance of the mattress market. Many of these competitors, and in particular the four largest manufacturers named above, have greater financial, marketing and manufacturing resources and better brand name recognition than us, and sell their products through broader and more established distribution channels.

A number of companies have begun to offer air beds. There can be no assurance that these or any other mattress manufacturer will not aggressively pursue the air bed market. Any such competition by the established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could have a material adverse effect on our business, financial condition and operating results.

Shareholder Litigation

Select Comfort and certain former officers and directors have been named as defendants in a class action lawsuit filed on behalf of shareholders in U.S. District Court in Minnesota. The named plaintiffs, who purport to act on behalf of a class of purchasers of our common stock during the period from December 4, 1998 to June 7, 1999, charge the defendants with violations of federal securities laws. The suit alleges that we and the former directors and officers failed to disclose or misrepresented certain information concerning our business during the class period. The complaint does not specify an amount of damages claimed. While we believe that the complaint is without merit and intend to vigorously defend the claims, there can be no assurance that we will be successful in defending the lawsuit. Defense of the suit could be expensive and may create a distraction to the management team. If we are unsuccessful in defending the suit, an adverse judgment could have a material adverse effect on our consolidated financial condition or results of operations.

Volatility in Market Price of Common Stock

The market price of our common stock has fluctuated significantly in the past and may do so in the future. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are outside of our control, including without limitation the following factors:

-    variations in quarterly operating results;
-    changes in estimates by securities analysts;
-    announcements of significant events;
-    additions or departures of key personnel; and
-    changes in market valuations of companies in our industry.

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

We lease approximately 122,000 square feet of space in Minneapolis for one of our manufacturing and distribution centers, one of our direct marketing call centers, a customer service center and a research and development center, which lease expires in 2004. We lease an additional 38,000 square feet of space in Minneapolis for our corporate offices, which lease expires in 2004. We also lease approximately 105,000 square feet of space in Columbia, South Carolina, for our second manufacturing and distribution center and a direct marketing call center, which lease expires in 2003. We have also leased approximately 100,800 square feet in Salt Lake City for a third manufacturing and distribution center that opened in May of 1999, which lease expires in 2009.

ITEM 3.     LEGAL PROCEEDINGS

Select Comfort and certain former officers and directors have been named as defendants in a class action lawsuit filed on behalf of shareholders in U.S. District Court in Minnesota. The named plaintiffs, who purport to act on behalf of a class of purchasers of our common stock during the period from December 4, 1998 to June 7, 1999, charge the defendants with violations of federal securities laws. The suit alleges that we and the named directors and officers failed to disclose or misrepresented certain information concerning our business during the class period. The complaint does not specify an amount of damages claimed. We believe that the complaint is without merit and intend to vigorously defend the claims.

We and the individual defendants brought a motion to dismiss all claims on November 10, 1999. The motion was heard by the magistrate on December 21, 1999. On January 27, 2000, the magistrate recommended dismissal of the claims based on
Section 11 of the Federal securities laws. The magistrate recommended that the motion to dismiss be denied with respect to the claims based on Rule 10b-5 of the Federal securities laws. On February 15, 2000, the parties formally objected to the magistrate's recommendation. The objection was made to the United States District Court in Minnesota who must issue the ruling on defendants' motion. The Court has not yet issued its ruling.

We have agreed to indemnify the individual defendants and to advance reasonable expenses of defense of the litigation to the individual defendants under applicable Minnesota corporate law. To date, we have paid an aggregate of $2,326 to the law firm of Briggs & Morgan on behalf of defendant H. Robert Hawthorne.

We are involved in other various claims, legal actions, sales tax disputes, and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these matters will not have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  EXECUTIVE OFFICERS OF THE COMPANY


         Our executive officers, their ages and the offices held, as of March 31, 2000, are as follows:
         NAME                      AGE                   TITLE
-----------------------------     ----     -------------------------------------

William R. McLaughlin              43      President and Chief Executive Officer

Tracey T. Breazeale                33      Senior Vice President, Strategic
                                           Planning and Branding

Renee M. Christensen               43      Senior Vice President, E-Commerce

James D. Gaboury                   38      Vice President, Direct Marketing

Mark A. Kimball                    41      Senior Vice President, Chief
                                           Administrative Officer, General
                                           Counsel and Secretary

Gregory T. Kliner                  62      Senior Vice President of Operations

Ronald E. Mayle                    42      Senior Vice President, Retail

James C. Raabe                     40      Vice President and Chief Financial
                                           Officer

     Information regarding the business experience of our executive officers is set forth below.

William R. McLaughlin joined Select Comfort in March 2000 as President and Chief Executive Officer. From December 1988 to March 2000, Mr. McLaughlin served as an executive of Pepsico Foods International in various capacities, including from September 1996 to March 2000 as President of Frito Lay Europe, Middle East and Africa, and from June 1993 to June 1996 as President of Grupo Gamesa, a cookie and flour company based in Mexico.

Tracey T. Breazeale has served as Senior Vice President of Strategic Planning and Branding of Select Comfort since July 1999. Ms. Breazeale was with the Boston Consulting Group from October 1993 to July 1999, initially as a consultant and the last three years as a manager, where she specialized on strategic and marketing oriented projects for retail and consumer product companies.

Renee M. Christensen has served as Senior Vice President of E-Commerce of Select Comfort since August 1999 and President of selectcomfort.com corporation since May 1999. From March 1999 to August 1999, Ms. Christensen served as Vice President of E-Commerce of Select Comfort. From May 1998 to March 1999, Ms. Christensen served as Senior Manager, Online Services for US Bancorp, a major financial institution. From July 1997 to May 1998, Ms. Christensen served as Business Development Manager, Electronic Bill Payment for Travelers Express, a financial services company. From April 1995 to July 1997, Ms. Christensen served as Vice President, Online Financial Services for Wells Fargo & Company, a major financial institution. From June 1987 to April 1995, Ms. Christensen served in various positions with Charles Schwab & Co., a brokerage firm.

James D. Gaboury was appointed Vice President, Direct Sales in December 1999. He served as Director of Direct Sales from July 1993 to April 1997; Vice President, Direct Sales from April 1997 to August 1998; and Vice President Customer Satisfaction and Direct Sales from August 1998 to December 1999.

Mark A. Kimball joined Select Comfort in May 1999 as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining Select Comfort, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

Gregory T. Kliner has served as Senior Vice President of Operations of Select Comfort since August 1995. From October 1986 to August 1995, Mr. Kliner served as Director of Operations of the Irrigation Division for The Toro Company, a manufacturer of lawn care and snow removal products and irrigation systems.

Ronald E. Mayle has served as Senior Vice President of Retail of Select Comfort and President of Select Comfort Retail Corporation since December 1997. From October 1996 to December 1997, Mr. Mayle served as Managing Member of Management & Capital, a retail consulting firm. From May 1995 to October 1996, Mr. Mayle served as an independent retail marketing consultant, primarily to a variety of privately owned, start-up retail enterprises, advising on infrastructure and sales and marketing strategies. From April 1992 to May 1995, Mr. Mayle was Vice President of Operations of Petstuff, Inc., a subsidiary of PetsMart Inc.

James C. Raabe was elected as Vice President and Chief Financial Officer of Select Comfort in April 1999. From September 1997 to April 1999, Mr. Raabe served as Controller of Select Comfort. From May 1992 to September 1997, Mr. Raabe served as Vice President - Finance of ValueRx, Inc., a pharmacy benefit management provider. Mr. Raabe held various positions with KPMG LLP from August 1982 to May 1992.

                                     PART II
                              --------------------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The information under the caption "Common Stock" on the inside back cover of our 1999 Annual Report is incorporated herein by reference.

NUMBER OF RECORD HOLDERS; DIVIDENDS

As of March 1, 2000, there were 187 record holders of our common stock. We did not declare or pay any cash dividends on the common stock during the fiscal years ended January 2, 1999 or January 1, 2000.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

On September 3, 1998, we filed a Registration Statement on Form S-1 (File No. 333-62793) with the Securities and Exchange Commission, pursuant to which we registered the offer and sale under the federal securities laws of 4,600,000 shares of common stock, including 1,677,650 shares sold by certain selling shareholders. The SEC declared our Registration Statement effective on December 3, 1998, and the closing of the initial public offering was held on December 9, 1998. The managing underwriters were Hambrecht & Quist LLC, BankBoston Robertson Stephens Inc., Piper Jaffray Inc. and Charles Schwab & Co., Inc.

The aggregate offering price of all shares sold in the offering was $78,200,000. The net proceeds to Select Comfort from the sale of the shares of common stock offered by Select Comfort was $44,643,353, after deducting the underwriting discount of $3,477,597 and offering expenses of approximately $1,559,000. All of the expenses incurred in connection with the initial public offering were paid to unrelated parties or entities, except for the underwriting discount which was given to, among others, Hambrecht & Quist LLC. Jean-Michel Valette, a director of the Company, was a member of the general partner of H&Q Select Comfort Investors, L.P., a related party to Hambrecht & Quist LLC.

From December 9, 1998 to January 1, 2000, the net proceeds from the offering have been used as follows:

   Repayment of long-term debt........  $15,325,480

   Repurchase of our common
   stock..............................   12,692,054

   Fund the build-out, start-up and
   leasing of our third manufacturing
   and distribution facility..........    1,712,306

   Fund development of warranty and
   inquiry system.....................    1,032,099

   Fund expansion of our retail
   store base.........................    8,135,520
                                        -----------
                                        $38,897,459
                                        ===========

ITEM 6.  SELECTED FINANCIAL DATA

The financial information under the caption "Selected Consolidated Financial Data" on page 8 of our 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 to 14 of our 1999 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information concerning disclosure about market risk set forth in Note 2 to our Consolidated Financial Statements on page 21 of our 1999 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Independent Auditors' Report thereon on pages 15 to 28 of our 1999 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                              --------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information under the captions "Election of Directors -- Information About Nominees and Directors" and "Election of Directors -- Other Information About Nominees and Directors" in our 2000 Proxy Statement is incorporated herein by reference. The information concerning executive officers of Select Comfort is included in this Report under Item 4a, "Executive Officers of the Company."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2000 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in our 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in our 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Transactions" in our 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV
                              --------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)   1.   CONSOLIDATED FINANCIAL STATEMENTS

               The following Consolidated Financial Statements of Select Comfort and its subsidiaries are incorporated herein by reference from the pages indicated in Select Comfort's 1999 Annual Report:

               Consolidated Financial Statements:

               Independent Auditors' Report                                   15

               Consolidated Balance Sheets as of January 1, 2000 and
               January 2, 1999                                                16

               Consolidated Statements of Operations for the years ended
               January 1, 2000, January 2, 1999 and January 3, 1998           17

               Consolidated Statements of Shareholders' Equity for the
               years ended January 1, 2000, January 2, 1999 and
               January 3, 1998                                                18

               Consolidated Statements of Cash Flows for the years ended
               January 1, 2000, January 2, 1999 and January 3, 1998           19

               Notes to Consolidated Financial Statements                  20-28

               2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

               Attached to this Report on page 26 is the Independent Auditors' Report, together with Schedule II -- Valuation and Qualifying Accounts.

               3.   EXHIBITS

               The exhibits to this Report are listed in the Exhibit Index on pages 28 to 32 below.

               Select Comfort will furnish a copy of any of the exhibits referred to above at a reasonable cost to any shareholder upon receipt of a written request therefor. Requests should be sent to: Select Comfort Corporation, 10400 Viking Drive, Suite 400, Minneapolis, Minnesota 55344; Attn: Shareholder Information.

               The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 13(a):

          1. Form of Incentive Stock Option Agreement under the 1997 Stock Incentive Plan

          2. Form of Performance Based Stock Option Agreement under the 1997 Stock Incentive Plan

          3. Employment Letter Agreement dated July 11, 1995 between the Company and Gregory T. Kliner

          4. Consulting Agreement and Stock Option Agreement dated April 1, 1996 between the Company and Ervin R. Shames

          5. Employment Letter Agreement dated November 12, 1997 between the Company and Ronald E. Mayle

          6. Employment and Consulting Agreement by and between Select Comfort Corporation and H. Robert Hawthorne

          7.   Select Comfort Profit Sharing and 401(K) Plan

          8.   Select Comfort Corporation 1999 Employee Stock Purchase Plan

          9. Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated

         10. Select Comfort Corporation 1997 Stock Incentive Plan, as amended and restated

         11. Employment Letter Agreement dated July 21, 1999 between the Company and Tracey T. Breazeale

         12. Employment Letter Agreement dated April 22, 1999 between the Company and Mark A. Kimball

         (B)   REPORTS ON FORM 8-K

         We did not file any Current Reports on Form 8-K during the quarter ended January 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SELECT COMFORT CORPORATION


Dated:  March 20, 2000          By: /s/ Patrick A. Hopf
                                   ---------------------------------------------
                                   Patrick A. Hopf
                                   Interim President and Chief Executive Officer (principal executive officer)


                                By: /s/ James C. Raabe
                                   ---------------------------------------------
                                   James C. Raabe
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



NAME                         TITLE                           DATE

/s/ Patrick A. Hopf
--------------------------   Interim President and           March 20, 2000
Patrick A. Hopf              Chief Executive Officer
                             and Chairman of the Board

/s/ Ervin R. Shames
--------------------------   Director                        March 27, 2000
Ervin R. Shames


/s/ Thomas J. Albani
--------------------------   Director                        March 27, 2000
Thomas J. Albani


/s/ Christopher P. Kirchen
--------------------------   Director                        March 27, 2000
Christopher P. Kirchen

/s/ David T. Kollat
--------------------------   Director                        March 24, 2000
David T. Kollat


/s/ William J. Lansing
--------------------------   Director                        March 23, 2000
William J. Lansing


/s/ Jean-Michel Valette
--------------------------   Director                        March 30, 2000
Jean-Michel Valette

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE




The Board of Directors and Stockholders
Select Comfort Corporation:


         Under date of January 26, 2000 we reported on the consolidated balance sheets of Select Comfort Corporation and subsidiaries as of January 1, 2000 and January 2, 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 1, 2000, as contained in the Annual Report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.


         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.


                                  /s/ KPMG LLP


Minneapolis, Minnesota
January 26, 2000

                                        SELECT COMFORT CORPORATION AND SUBSIDIARIES
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                    BALANCE AT        CHARGED TO      DEDUCTIONS    BALANCE AT
                                                    BEGINNING         COSTS AND          FROM         END OF
                      DESCRIPTION                   OF PERIOD         EXPENSES         RESERVES       PERIOD
         -------------------------------------     -----------       ------------    ------------  ------------
         Allowance for doubtful
         accounts   - 1999                             $2,750            $1,193          $3,638          $  305
                    - 1998                              1,901             2,794           1,945           2,750
                    - 1997                                200             2,101             400           1,901

         Accrued warranty
         costs      - 1999                             $4,486            $5,368          $4,013          $5,841
                    - 1998                              3,257             4,807           3,578           4,486
                    - 1997                              2,036             3,274           2,053           3,257

                           SELECT COMFORT CORPORATION
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED JANUARY 1, 2000

 EXHIBIT
   NO.       DESCRIPTION                                                              METHOD OF FILING
     3.1     Restated Articles of Incorporation of the Company, as amended..  Filed electronically herewith

     3.2     Restated Bylaws of the Company.................................  Incorporated by reference to Exhibit
                                                                              3.2 contained in the Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

     4.1     Form of Warrant issued in connection with the sale of            Incorporated by reference to Exhibit
             Convertible Preferred Stock, Series E..........................  4.2 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

     4.2     Form of Warrant issued in connection with the November 1996      Incorporated by reference to Exhibit
             Bridge Financing...............................................  4.3 contained in the Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

     4.3     Amended and Restated Registration Rights Agreement dated         Incorporated by reference to Exhibit
             December 28, 1995..............................................  4.4 contained in the Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

     4.4     First Amendment to Series E Stock Purchase Agreement and         Incorporated by reference to Exhibit
             Amended and Restated Registration Rights Agreement dated         4.5 contained in Select Comfort's
             April 25, 1996.................................................  Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

     4.5     Second Amendment to Amended and Restated Registration Rights     Incorporated by reference to Exhibit
             Agreement dated as of November 1, 1996.........................  4.6 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

     4.6     Second (sic) Amendment to Amended and Restated Registration      Incorporated by reference to Exhibit
             Rights Agreement dated March 24, 1997..........................  4.7 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

    4.7     Series A Warrant effective as of March 31, 1998 issued to         Incorporated by reference to Exhibit
            General Electric Capital Corporation...........................   4.8 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

    10.1    Net Lease Agreement dated December 3, 1993 between the Company    Incorporated by reference to Exhibit
            and Opus Corporation...........................................   10.1 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

    10.2    Amendment of Lease dated August 10, 1994 between the Company and  Incorporated by reference to Exhibit
            Opus Corporation...............................................   10.2 contained in the Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

    10.3    Second Amendment to Lease dated May 10, 1995 between the Company  Incorporated by reference to Exhibit
            and Rushmore Plaza Partners Limited Partnership (successor to     10.3 contained in Select Comfort's
            Opus Corporation)..............................................   Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

    10.4    Letter Agreement dated as of October 5, 1995 between              Incorporated by reference to Exhibit
            the Company and Rushmore Plaza Partners                           10.4 contained in Select Comfort's
            Limited Partnership............................................   Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

    10.5    Third Amendment of Lease, Assignment and Assumption of Lease and  Incorporated by reference to Exhibit
            Consent dated as of January 1, 1996 among the Company, Rushmore   10.5 contained in Select Comfort's
            Plaza Partners Limited Partnership and Select Comfort Direct      Registration Statement on Form S-1, as
            Corporation....................................................   amended (File No. 333-62793)

    10.6    Sublease dated as of March 27, 1997 between Select Comfort SC     Incorporated by reference to Exhibit
            Corporation and Bellsouth Telecommunications, Inc..............   10.6 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

    10.7    Master Lease Agreement dated August 27, 1996 between              Incorporated by reference to Exhibit
            Comdisco, Inc. and the Company and Equipment                      10.7 contained in Select Comfort's
            Schedules VL-1 dated August 27, 1996 and VL-2 and VL-3            Registration Statement on Form S-1,
            dated November 11, 1996........................................   as amended (File No. 333-62793)

    10.8    Supply Agreement dated August 23, 1994 between the Company and    Incorporated by reference to Exhibit
            Supplier (1)...................................................   10.8 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

    10.9    Equipment Purchase and Software License Agreement dated           Incorporated by reference to Exhibit
            February 6, 1996 between the Company and Supplier (1)..........   10.9 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

   10.10    Major Merchant Agreement dated December 19, 1997 among First      Incorporated by reference to Exhibit
            National Bank of Omaha and the Company, Select Comfort SC         10.13 contained in Select Comfort's
            Corporation, Select Comfort Retail Corporation and Select         Registration Statement on Form S-1, as
            Comfort Direct Corporation.....................................   amended (File No. 333-62793)

   10.11    Form of Incentive Stock Option Agreement under the 1997 Stock     Incorporated by reference to Exhibit
            Incentive Plan.................................................   10.16 contained in the Company's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

   10.12    Form of Performance Based Stock Option Agreement under the 1997   Incorporated by reference to Exhibit
            Stock Incentive Plan...........................................   10.17 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

   10.13    Employment Letter Agreement dated July 11, 1995 between the       Incorporated by reference to Exhibit
            Company and Gregory T. Kliner..................................   10.20 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

   10.14    Consulting Agreement and Stock Option Agreement dated April 1,    Incorporated by reference to Exhibit
            1996 between the Company and Ervin R. Shames...................   10.21 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

   10.15    Employment Letter Agreement dated November 12, 1997 between the   Incorporated by reference to Exhibit
            Company and Ronald E. Mayle....................................   10.20 contained in Select Comfort's
                                                                              Annual Report on Form 10-K for the
                                                                              fiscal year ended January 2, 1999
                                                                              (File No. 0-25121)

   10.16    Lease Agreement dated September 30, 1998 between                  Incorporated by reference to Exhibit
            the Company and ProLogis Development Services                     10.28 contained in Select Comfort's
            Incorporated...................................................   Registration Statement on Form S-1, as
                                                                              amended (File No. 333-62793)

   10.17    Employment and Consulting Agreement by and between Select         Incorporated by reference to Exhibit
            Comfort Corporation and H. Robert Hawthorne....................   10.2 contained in Select Comfort's
                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended July 3, 1999

   10.18    Revolving Credit Program Agreement by and between Green Tree      Incorporated by reference to Exhibit
            Financial Corporation and Select Comfort Corporation (1).......   10.3 contained in Select Comfort's
                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended July 3, 1999

   10.19    Letter of Agreement by and between Bed, Bath & Beyond Inc. and    Incorporated by reference to Exhibit
            Select Comfort Retail Corporation (1)..........................   10.4 contained in Select Comfort's
                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended July 3, 1999

   10.20    Select Comfort Profit Sharing and 401(K) Plan..................   Incorporated by reference to Exhibit
                                                                              10.5 contained in Select Comfort's
                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended July 3, 1999

   10.21    Select Comfort Corporation 1999 Employee Stock Purchase Plan...   Incorporated by reference to Exhibit
                                                                              10.6 contained in Select Comfort's
                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended July 3, 1999

   10.22    Select Comfort Corporation 1990 Omnibus Stock Option Plan, as     Incorporated by reference to Exhibit
            amended and restated...........................................   10.1 contained in Select Comfort's
                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended October 2, 1999

   10.23    Select Comfort Corporation 1997 Stock Inventive Plan, as amended  Incorporated by reference to Exhibit
            and restated...................................................   10.2 contained in Select Comfort's
                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended October 2, 1999

   10.24    Employment Letter Agreement dated July 21, 1999                   Filed herewith electronically
            between the Company and Tracey T. Breazeale....................

   10.25    Employment Letter Agreement dated April 22, 1999 between the      Filed herewith electronically
            Company and Mark A. Kimball....................................

   10.26    S-8 - Employee Benefit Plan....................................   Incorporated by reference to Select
                                                                              Comfort's S-8(File No. 333-70493)

   10.27    S-8 - Profit Sharing and 401(k) Plan...........................   Incorporated by reference to Select
                                                                              Comfort's S-8(File No. 333-79157)

   10.28    S-8 - 1999 Employee Stock Purchase Plan........................   Incorporated by reference to Select
                                                                              Comfort's S-8(File No. 333-80755)

   10.29    S-8 - 1997 Stock Incentive Plan................................   Incorporated by reference to Select
                                                                              Comfort's S-8(File No. 333-84329)

    13.1    Excerpts from the 1999 Annual Report to Shareholders...........   Filed herewith electronically

    21.1    Subsidiaries of the Company.....................................  Filed herewith electronically

    23.1    Independent Auditors' Consent..................................   Filed herewith electronically

    27.1    Financial Data Schedule........................................   Filed herewith electronically


-------------------
  (1) Confidential treatment has been granted by the Securities and Exchange Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.