Form 10-Q
period 2000-04-01
SELECT COMFORT CORP
filed 2000-05-16
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                   For the Quarterly Period Ended April 1, 2000


                           COMMISSION FILE NO. 0-25121

                              --------------------



                           SELECT COMFORT CORPORATION
              (Exact name of registrant as specified in its charter)


              MINNESOTA                                        41-1597886
    (State or other jurisdiction of                         (I.R.S. Employer
     corporation or organization)                           Identification No.)

        10400 VIKING DRIVE, SUITE 400
           MINNEAPOLIS, MINNESOTA                                55344
  (Address of principal executive offices)                     (Zip code)

       Registrant's telephone number, including area code: (952) 918-3000




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


     As of April 1, 2000, 17,788,216 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES


                                      INDEX

                                                                        Page No.
                                                                        --------
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         April 1, 2000 and January 1, 2000...................................  3

         Consolidated Statements of Operations
         for the Three Months ended April 1, 2000
         and April 3, 1999...................................................  4

         Consolidated Statements of Cash Flows
         for the Three Months ended April 1, 2000
         and April 3, 1999...................................................  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 14

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 15

Item 2.    Changes in Securities and Use of Proceeds......................... 15

Item 3.    Defaults Upon Senior Securities................................... 15

Item 4.    Submission of Matters to a Vote of Security Holders............... 15

Item 5.    Other Information................................................. 15

Item 6.    Exhibits and Reports on Form 8-K.................................. 16

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      (UNAUDITED)
                                                                       APRIL 1,    JANUARY 1,
                                ASSETS                                   2000         2000
                                                                      ------------ ------------
 Current assets:
    Cash and cash equivalents                                            $  4,692    $   7,441
      Marketable securities                                                22,112       20,129
    Accounts receivable, net of allowance for doubtful accounts
      of $319, and $305, respectively                                         612        1,056
    Inventories (note 2)                                                   11,768       11,451
    Prepaid expenses                                                        4,693        4,821
    Income taxes                                                              391        2,579
    Deferred tax assets                                                     6,862        6,639
                                                                      ------------ ------------
        Total current assets                                               51,130       54,116
 Property and equipment, net                                               36,174       34,823
 Deferred tax assets                                                        5,701        4,248
 Other assets                                                               2,704        2,678
                                                                      ------------ ------------
        Total assets                                                     $ 95,709    $  95,865
                                                                      ============ ============



                 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt                                 $     30    $      51
    Accounts payable                                                       16,434       15,911
    Accruals:
      Sales returns                                                         6,430        5,880
      Warranty costs                                                        6,700        5,841
      Compensation, taxes and benefits                                      6,342        6,678
      Other                                                                 5,479        5,285
                                                                      ------------ ------------
        Total current liabilities                                          41,415       39,646
 Long-term debt, less current maturities                                       25           36
 Other liabilities                                                          3,154        2,809
                                                                      ------------ ------------
        Total liabilities                                                  44,594       42,491
                                                                      ------------ ------------


 Shareholders' equity:
    Undesignated preferred stock; 5,000,000 shares
      authorized, no shares issued and outstanding                              -            -
    Common stock, $.01 par value; 95,000,000 shares
      authorized, 17,788,216 and 17,713,247 shares
      issued and outstanding, respectively                                    178          177
    Additional paid-in capital                                             79,035       78,513
    Accumulated deficit                                                   (28,098)     (25,316)
                                                                      ------------ ------------
        Total shareholders' equity                                         51,115       53,374
                                                                      ------------ ------------
        Total liabilities and shareholders' equity                       $ 95,709    $  95,865
                                                                      ============ ============

         See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                      -----------------------
                                                        APRIL 1,    APRIL 3,
                                                         2000        1999
                                                      ----------  -----------

Net sales                                              $ 76,159    $ 71,632
Cost of sales                                            27,052      24,547
                                                      ----------  -----------
   Gross margin                                          49,107      47,085
                                                      ----------  -----------
Operating expenses:
   Sales and marketing                                   45,396      40,488
   General and administrative                             8,485       5,219
                                                      ----------  -----------
       Total operating expenses                          53,881      45,707
                                                      ----------  -----------
Operating income (loss)                                  (4,774)      1,378
                                                      ----------  -----------
Other income (expense):
   Interest income                                          375         539
   Interest expense                                          (2)        (34)
   Other, net                                               (15)          3
                                                      ----------  -----------
       Other income (expense), net                          358         508
                                                      ----------  -----------
Income (loss) before income taxes                        (4,416)      1,886
Income tax expense (benefit)                             (1,634)        698
                                                      ----------  -----------
Net income (loss)                                      $ (2,782)   $  1,188
                                                      ==========  ===========

Net income (loss) per share (note 3) - diluted         $  (0.16)   $   0.06
                                                      ==========  ===========
Weighted average share - diluted                         17,753      20,348
                                                      ==========  ===========
















         See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                      ------------------------
                                                        APRIL 1,     APRIL 3,
                                                         2000         1999
                                                      -----------  -----------

Cash flows from operating activities:
   Net income (loss)                                   $ (2,782)     $  1,188
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                        2,046         1,400
     Loss on disposal of assets                              69             -
     Deferred tax assets                                 (1,667)         (290)
     Change in operating assets and liabilities:
       Accounts receivable, net                             444        (1,034)
       Inventories                                         (317)         (228)
       Prepaid expenses                                     128          (774)
       Income taxes                                       2,188           190
       Accounts payable                                     523           687
       Accrued sales returns                                550          (328)
       Accrued warranty costs                               859           538
       Accrued compensation, taxes and benefits             (69)         (727)
       Other accrued liabilities                            194           (75)
       Other assets                                         (26)           (2)
       Other liabilities                                    345           271
                                                      -----------   -----------
         Net cash provided by operating activities        2,485           816
                                                      -----------   -----------
Cash flows from investing activities:
   Purchases of property and equipment                   (3,467)       (2,774)
   Investment in marketable securities                   (1,983)            -
                                                      -----------   -----------
         Net cash used in investing activities           (5,450)       (2,774)
                                                      -----------   -----------
Cash flows from financing activities:
   Principal payments on debt                               (32)         (267)
   Proceeds from issuance of common stock                   248         1,087
                                                      -----------   -----------
         Net cash provided by financing activities          216           820
                                                      -----------   -----------

Decrease in cash and cash equivalents                    (2,749)       (1,138)
Cash and cash equivalents, at beginning of period         7,441        45,561
                                                      -----------   -----------
Cash and cash equivalents, at end of period            $  4,692      $ 44,423
                                                      ===========   ===========

         See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months ended April 1, 2000 and April 3, 1999 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of April 1, 2000 and January 1, 2000 and the results of operations and cash flow for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and related notes included in the Company's Annual Report to Shareholders and its Form 10-K for the fiscal year ended January 1, 2000. Operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

During 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" (SAB 101). The SEC delayed the implementation date of SAB 101 until the second quarter of 2000. The Company is analyzing the impact of SAB 101 which is not expected to have a material impact on the Company's consolidated financial statements.

(2)  INVENTORIES

Inventories consist of the following (in thousands):

                                        APRIL 3, 2000      JANUARY 1, 2000
                                       ---------------    -----------------

Raw materials                                 $ 5,563              $ 5,753
Work in progress                                   64                   59
Finished goods                                  6,141                5,639
                                       ---------------    -----------------
                                              $11,768              $11,451
                                       ===============    =================

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  NET INCOME (LOSS) PER COMMON SHARE

The following computations reconcile net income (loss) with net income (loss) per common share-basic and diluted (in thousands except per share amounts).


                                                                NET                      PER SHARE
                    THREE MONTHS ENDED APRIL 1, 2000           LOSS         SHARES        AMOUNT
                    --------------------------------          -----------  -----------  ------------

   Net loss                                                     $(2,782)
                                                              -----------

   BASIC AND DILUTED EPS
   Net loss available to common shareholders                    $(2,782)      17,753         $(0.16)
                                                              ===========  ===========  ============

                                                                 NET                     PER SHARE
                    THREE MONTHS ENDED APRIL 3, 1999           INCOME       SHARES        AMOUNT
                    --------------------------------          -----------  -----------  ------------

   Net income                                                    $1,188
                                                              -----------

   BASIC EPS
   Net income available to common shareholders                   $1,188       18,526          $0.06
                                                              -----------  -----------  ============

   EFFECT OF DILUTIVE SECURITIES
   Warrants                                                           -          861
   Options                                                            -          961
                                                              -----------  -----------

   DILUTED EPS
   Net income available to common shareholders plus
     assumed conversions                                         $1,188       20,348          $0.06
                                                              ===========  ===========  ============


(4)  LITIGATION

The Company and certain of its former officers and directors have been named as defendants in a consolidated class action lawsuit filed on behalf of Company shareholders in U.S. District Court in Minnesota. The named plaintiffs, who purport to act on behalf of a class of purchasers of the Company's common stock during the period from December 4, 1998 to June 7, 1999, charge the defendants with violations of federal securities laws. The suit alleges that the Company and the named directors and officers failed to disclose or misrepresented certain information concerning the Company during the class period. The complaint does not specify an amount of damages claimed. The Company believes that the complaint is without merit and intends to vigorously defend the claims.

The Company and the individual defendants brought a motion to dismiss all claims on November 10, 1999. The motion was heard by a magistrate judge on December 21, 1999. On January 27, 2000, the magistrate recommended that the claims based on
Section  11  of  the  federal  securities  laws  be  dismissed.  The  magistrate recommended that the motion to dismiss be denied with respect to the claims based on Rule 10b-5 of the federal securities laws. In February 2000, both the plaintiffs and the defendants formally objected to the magistrate's recommendation. The objection was made to the United States District Court in Minnesota. On May 12, 2000, the United States District Court in Minnesota adopted the recommendation of the magistrate and denied the defendants' motion to dismiss the Rule 10b-5 claims. The Court also adopted the recommendation of the magistrate and dismissed the plaintiff's without prejudice and with leave to amend Section 11 claims.

On March 31, 2000, the Company and certain of its former officers and directors were named as defendants in a class action lawsuit filed on behalf of the Company's shareholders in U.S. District Court in Minnesota asserting identical factual allegations as the consolidated complaint described above. The suit alleges claims based on Sections 11 and 12(a)(2) of the federal securities laws. The complaint does not specify an amount of damages claimed The Company believes this complaint is without merit and intends to vigorously defend the claims.

We are involved in various other claims, legal actions, sales tax disputes and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements, and the ultimate outcome of these other matters will not have a material effect on the consolidated financial position or results of operations of the Company.

(5)  SUBSEQUENT EVENT

In May 2000, the Company moved some of its production requirements from its Plymouth facility to its Salt Lake City facility in order to better balance manufacturing capacity among the Company's three plants. This move resulted in the elimination of 77 manufacturing positions at the Plymouth facility.

                          PART I: FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential" or "continue" or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Important factors known to Select Comfort that could cause such material differences are identified and discussed in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2000, which discussion is incorporated herein by reference. These important factors include our ability to achieve the objectives of our strategic plan, the level of consumer acceptance of our products, our ability to create product and brand name awareness, effectiveness and efficiency of our marketing and advertising, performance of our existing and new retail stores, our ability to successfully identify and respond to emerging trends in the mattress industry, the level of competition in the mattress industry, general economic conditions and consumer confidence, our ability to maintain cost-effective production and delivery of products and certain sales tax considerations.

OVERVIEW

Select Comfort is the leading vertically integrated manufacturer, specialty retailer and direct marketer of innovative air beds and sleep-related products. Since the introduction of our first air bed product in 1987, management has focused on improving our product, expanding our product line, building manufacturing and distribution systems and growing our three distribution channels: retail, direct marketing and e-commerce. Vertically integrated operations and control over these complementary distribution channels gives us direct contact with our customers and gives our customers multiple opportunities to purchase our products. Sales generation is driven primarily by targeted print, radio, television, and internet media that generate customer inquiries, as well as by our retail store and internet presence.

Retail operations included 330 stores at April 1, 2000, including 33 leased departments within larger stores and 341 stores at January 2, 1999, including 45 leased departments. We plan to open approximately 13 additional retail stores during the remainder of 2000. From inception through April 1, 2000, we have closed 23 stores of which 16 stores were closed in the first quarter of 2000 (four mall based stores, 12 leased departments). During the second and third quarters of 2000, we plan to close six additional underperforming retail stores. A significant portion of the costs associated with the store closings in 2000 was accrued in 1999.

Comparable store sales growth for the three months ended April 1, 2000 and April 3, 1999 was 0.2% and 12.8%, respectively. Comparable store sales results have been and will continue to be influenced by a variety of factors, including levels of awareness of our products and brand name, levels of consumer acceptance of our existing and new products, our ability to successfully introduce new products and product line extensions, comparable store sales performance in prior periods, the maturation of our store base, the amount, effectiveness and efficiency of retail advertising expenditures and promotional activity, the amount of competitive activity, our ability to effectively integrate our multiple distribution channels, the evolution of store operations, including improvements in store design, the quality and tenure of store-level managers and sales professionals, and general economic conditions and consumer confidence.

Advertising expenditures increased from $9.0 million in 1995 to $43.4 million in 1999. Advertising costs are expensed as incurred as a component of sales and marketing expenses, although we believe that advertising expenditures provide significant benefits beyond the period in which they are expensed. Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to retail stores. Pre-opening costs associated with new retail stores are also expensed as incurred.

We believe historical operating losses have been primarily the result of an aggressive retail store opening strategy, a relatively immature store base, significant marketing, advertising and product development expenditures, and the development of a substantial corporate infrastructure to support future growth. Future increases in net sales and the achievement of long-term profitability will depend upon greater consumer awareness and acceptance of our air bed products, improved effectiveness and efficiency of our marketing and advertising expenditures, the opening and successful performance of new retail stores, improvement in the performance of current stores and our ability to execute our stated strategic initiatives. There can be no assurance that we will be able to achieve or sustain historical sales growth rates or profitability in the future, on a quarterly or annual basis.

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

A substantial portion of operating expenses is related to sales and marketing expenses, including costs associated with opening new stores, operating existing stores and advertising expenditures. The level of such spending cannot be adjusted quickly and is based, in significant part, on expectations of future customer inquiries and net sales. Furthermore, a substantial portion of net sales is often realized in the last month of a quarter with such net sales frequently concentrated in the last weeks or days of a quarter, due in part to our promotional schedule. Should the Company experience a shortfall in expected net sales or in the conversion rate of customer inquiries, we may be unable to adjust spending in a timely manner and our business, financial condition and operating results may be materially adversely affected. Our historical results of operations may not be indicative of the results that may be achieved for any future fiscal period.

At April 1, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $13.6 million expiring between the years 2003 and 2019. The Company expects that approximately $1.4 million of these carryforwards will expire unutilized due to an Internal Revenue Code (IRC)
Section 382 limitation resulting from a prior ownership change and has, therefore, provided a valuation allowance for this portion of the carryforwards. The Company has not provided a valuation allowance for any other deferred tax assets because it believes that it is more likely than not that they will be realized.

LOOKING FORWARD

We are continuing to execute our strategic plan which focuses on:

o Development of an integrated approach to marketing with improved marketing messages that are consistent across our distribution channels;
o Leveraging the profitability of our sales channels, with a particular emphasis on retail store profitability;
o Providing in-home delivery, assembly and mattress removal across all of our distribution channels;
o  Continuous improvement of our core product line; and
o  Launching the sofa sleeper product across all of our distribution channels.

Our integrated approach to marketing is being developed with testing to begin during the third quarter of 2000. Marketing messages will be designed to be consistent across all channels to optimize our multiple, complementary distribution channels. These messages will focus on the key benefits provided by our products, and will be targeted to key consumer groups.

We are developing market by market and store by store action plans focused on improving the profitability of our retail store operations. We closed four underperforming retail stores and 12 leased department locations during the first quarter. During the second quarter we plan to close six additional underperforming retail stores. A significant portion of the costs associated with these 2000 closures was accrued in 1999. We opened four stores during the first quarter and expect to open approximately 13 stores during the remainder of 2000 in current markets where increased store density is required to leverage advertising expenditures. In addition, we have developed a new retail store design with a bedroom-like setting that is more consistent with our sleep solutions oriented brand. During the first quarter, 11 stores were remodeled to incorporate this new design. We plan to remodel approximately 89 additional stores during the remainder of 2000 to incorporate this new design.

In February 2000, we eliminated our road show distribution channel and approximately 15% of our corporate and administrative positions. The road show channel sold in markets with no retail stores and accounted for less than 3% of sales. The Company will continue to focus on event marketing through home shows, state fairs and similar venues. In May 2000, the Company moved some of its production requirements from its Plymouth facility to its Salt Lake City facility in order to better balance manufacturing capacity among the Company's three plants. This move resulted in the elimination of 77 manufacturing positions at the Plymouth facility.

We are currently developing plans to ultimately provide in-home delivery, assembly and mattress removal across all of our distribution channels and throughout the continental United States. Currently, in-home delivery and assembly is provided through our retail channel in selected markets on a test basis.

Our product development efforts will be focused primarily on continuous improvement of our core line of air bed products. We believe that we have attained a leadership position in air bed technology and intend to continue to lead the industry in innovation.

One product line extension that we intend to launch on a staged basis to major markets later this year is the sofa sleeper product with an air supported mattress. This product is currently available in a limited number of our retail sites. We believe that this sofa sleeper product represents a significant advancement in the sofa sleeper market that could add incremental sales as well as attract customers to our retail stores. In addition, we will be rolling out our catalog during the second quarter of 2000.

The success of our strategy will depend on many factors including (i) the effectiveness and efficiency of our integrated marketing strategy in creating awareness of our products and brand name and in generating sales, (ii) our ability to enhance the profitability of our retail stores and leased departments, (iii) our ability to manage operating costs, (iv) our ability to successfully launch in-home delivery, assembly and mattress removal services nationally on a cost-effective basis, (v) our ability to successfully launch the sofa sleeper product nationally, (vi) the levels of consumer awareness and acceptance of the sofa sleeper product, (vii) our ability to continue to improve our core product line and differentiate our products from competitive products,
(viii) competition in the mattress and sofa sleeper markets and (ix) general economic factors and consumer confidence.

The strategic initiatives described above are directed toward improving our long-term performance and are not expected to contribute significantly to growth in sales and earnings, and may negatively impact earnings in 2000.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales. Percentage amounts may not total due to rounding.

                                                THREE MONTHS ENDED
                                              -----------------------
                                                APRIL 1,   APRIL 3,
                                                 2000       1999
                                              ----------- -----------

Net sales                                        100.0%      100.0%
Cost of sales                                     35.5        34.3
                                              ----------- -----------
   Gross margin                                   64.5        65.7
                                              ----------- -----------

Operating expenses:
   Sales and marketing                            59.6        56.5
   General and administrative                     11.1         7.3
                                              ----------- -----------
       Total operating expenses                   70.7        63.8
                                              ----------- -----------
Operating income (loss)                           (6.3)        1.9
Other income (expense), net                        0.5         0.7
                                              ----------- -----------

Income (loss) before income taxes                 (5.8)        2.6
Income tax expense (benefit)                      (2.1)        1.0
                                              ----------- -----------
Net income (loss)                                 (3.7)%       1.7%
                                              =========== ===========


COMPARISON OF THREE MONTHS ENDED APRIL 1, 2000 WITH THREE MONTHS ENDED
 APRIL 3, 1999

NET SALES
Net sales increased 6.3% to $76.2 million for the three months ended April 1, 2000 from $71.6 million for the three months ended April 3, 1999, primarily due to an increase in unit sales. The increase in net sales was due primarily to (i) a $9.6 million increase from 68 more retail stores in 2000 as compared to 1999 and (ii) a $2.6 million increase in net sales from the Company's newly developed e-commerce channel, which increases were partially offset by (i) a $5.0 million decrease in direct marketing sales and (ii) a $2.0 million decrease in sales from the elimination of our roadshow distribution channel.

GROSS MARGIN
Gross margin decreased to 64.5% for the three months ended April 1, 2000 from 65.7% for the three months ended April 3, 1999 primarily due to higher sales discounts partially offset by reductions in variable cost of sales per unit from process and purchasing improvements.

SALES AND MARKETING
Sales and marketing expenses increased 12.1% to $45.4 million for the three months ended April 1, 2000 from $40.5 million for the three months ended April 3, 1999, and increased as a percentage of net sales to 59.6% from 56.5% for the comparable prior-year period. The increase in the dollar amount of sales and marketing expenses during 1999 was primarily due to (i) the 68 additional retail stores open in 2000 and (ii) higher commissions and freight expense related to higher net sales, partially offset by a decrease in media spending. Sales and marketing expenses increased as a percentage of net sales primarily due to (i) lower direct marketing sales and (ii) selling expenses in new stores increasing at a greater rate than net sales, partially offset by a decrease in media spending.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 62.6% to $8.5 million for the three months ended April 1, 2000 from $5.2 million for the three months ended April 3, 1999. The increase in general and administrative expenses was primarily due to increased spending on infrastructure associated with growth including information technology and product development as well as costs associated with staffing reductions during the three months ended April 1, 2000.

OTHER INCOME (EXPENSE), NET
Other income decreased $150,000 to approximately$358,000 for the three months ended April 1, 2000 from $508,000 in other income for the three months ended April 3, 1999. The decrease was primarily due to lower cash levels in 2000 following repurchases of stock and capital expenditures in 1999.

INCOME TAX EXPENSE (BENEFIT)
Income tax benefit increased to $1.6 million for the three months ended April 1, 2000 from a $698,000 expense for the three months ended April 3, 1999 due to a decrease in taxable income in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has been the sale of equity securities. We completed our initial public offering in December 1998, resulting in net proceeds of $44.6 million, which have been partially used for (i) the repayment of $15.0 million of debt, (ii) expansion of retail stores, (iii) the build-out of our third manufacturing plant, (iv) the repurchase of 1,220,000 shares of Company common stock for $12.7 million and (v) the development of information technology systems. The Company had working capital of approximately $9.7 million at April 1, 2000, and $14.5 million at January 1, 2000.

Net cash provided by operating activities for the three months ended April 1, 2000 was approximately $2.5 million and consisted primarily of increases in accounts payable and accrued liabilities and the receipt of an income tax refund, partially offset by the net loss adjusted for non-cash expenses. Net cash provided by operating activities for the three months ended April 3, 1999 was approximately $800,000 and consisted primarily of cash flows from operations before non-cash expenses, partially offset by increases in accounts receivable, inventory and prepaid expenses.

Net cash used in investing activities was approximately $5.5 million for the three months ended April 1, 2000 and $2.8 million for the three months ended April 3,1999. Investing activities consisted of purchases of property and equipment for new retail stores and manufacturing facilities in both periods, and the investment of excess cash in marketable securities with maturities in excess of 90 days in 2000.

Net cash provided by financing activities was approximately $200,000 for the three months ended April 1, 2000 and $800,000 for the three months ended April 3, 1999 which consisted of stock option exercises net of debt repayments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments. The counterparties to the agreements consist of government agencies and various major corporations of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties because the Company limits the amount of credit exposure to any one financial institution and any one type of investment.

We believe cash generated from operations, together with existing cash balances,
will  be  sufficient  to  satisfy   anticipated   short-term   working   capital
requirements and long-term liquidity needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company holds securities classified as held to maturity. These securities have maturities of less than one year that management has the ability and intent to hold to maturity, are carried at amortized cost and have average interest rates of 5.9%.

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company and certain of its former officers and directors have been named as defendants in a consolidated class action lawsuit filed on behalf of Company shareholders in U.S. District Court in Minnesota. The named plaintiffs, who purport to act on behalf of a class of purchasers of the Company's common stock during the period from December 4, 1998 to June 7, 1999, charge the defendants with violations of federal securities laws. The suit alleges that the Company and the named directors and officers failed to disclose or misrepresented certain information concerning the Company during the class period. The complaint does not specify an amount of damages claimed. The Company believes that the complaint is without merit and intends to vigorously defend the claims.

         The Company and the individual defendants brought a motion to dismiss all claims on November 10, 1999. The motion was heard by a magistrate judge on December 21, 1999. On January 27, 2000, the magistrate recommended that the claims based on Section 11 of the federal securities laws be dismissed. The magistrate recommended that the motion to dismiss be denied with respect to the claims based on Rule 10b-5 of the federal securities laws. In February 2000, both the plaintiffs and the defendants formally objected to the magistrate's recommendation. The objection was made to the United States District Court in Minnesota. On May 12, 2000, the United States District Court in Minnesota adopted the recommendation of the magistrate and denied the defendants' motion to dismiss the Rule 10b-5 claims. The Court also adopted the recommendation of the magistrate and dismissed the plaintiff's without prejudice and with leave to amend Section 11 claims.

         On March 31, 2000, the Company and certain of its former officers and directors were named as defendants in a class action lawsuit filed on behalf of the Company's shareholders in U.S. District Court in Minnesota asserting identical factual allegations as the consolidated complaint described above. The suit alleges claims based on Sections 11 and 12(a)(2) of the federal securities laws. The complaint does not specify an amount of damages claimed. The Company believes this complaint is without merit and intends to vigorously defend the claims.

         We are involved in various other claims, legal actions, sales tax disputes and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements, and the ultimate outcome of these other matters will not have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.
               --------

               Exhibit
               Number             Description
               -------            -----------
                10.1              Employment letter dated March 3, 2000
                                  between the Company and William R. McLaughlin.

                27.1              Financial Data Schedule

         (b)   Reports on Form 8-K
               -------------------
               None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SELECT COMFORT CORPORATION

                                           /s/William R. McLaughlin
                                           -------------------------------------
May 16, 2000                                  William R. McLaughlin
                                              President and Chief
                                              Executive Officer (principal
                                              executive officer)



                                           /s/James C. Raabe
                                           -------------------------------------
                                              James C. Raabe
                                              Chief Financial Officer (principal
                                              financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit Number            Description                        Location
--------------       -----------------------       -----------------------------
    10.1             Employment letter dated       Filed herewith electronically
                     March 3, 2000 between the
                     Company and William R.
                     McLaughlin

    27.1             Financial Data Schedule       Filed herewith electronically