Form 10-Q
period 2000-07-01
SELECT COMFORT CORP
filed 2000-08-15
CIK 827187

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934


                 For the Quarterly Period Ended July 1, 2000


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

       Registrant's telephone number, including area code: (952)918-3000




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


     As of July 1, 2000, 17,824,764 shares of Common Stock of the Registrant were outstanding.

                          SELECT COMFORT CORPORATION
                               AND SUBSIDIARIES


                                    INDEX

                                                                       Page No.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         July 1, 2000 and January 1, 2000...................................  3

         Consolidated Statements of Operations
         for the Three Months and Six Months ended July 1, 2000
         and July 3, 1999...................................................  4

         Consolidated Statements of Cash Flows
         for the Six Months ended July 1, 2000
         and July 3, 1999...................................................  5

         Notes to Consolidated Financial Statements.........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 14

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings................................................ 15

Item 2.    Changes in Securities and Use of Proceeds........................ 15

Item 3.    Defaults Upon Senior Securities.................................. 15

Item 4.    Submission of Matters to a Vote of Security Holders.............. 16

Item 5.    Other Information................................................ 17

Item 6.    Exhibits and Reports on Form 8-K................................. 17

                          SELECT COMFORT CORPORATION
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      (UNAUDITED)
                                                         JULY 1,    JANUARY 1,
                                ASSETS                    2000         2000
                                                      ------------ ------------
 Current assets:
   Cash and cash equivalents                           $  8,696     $  7,441
     Marketable securities                                9,433       20,129
   Accounts receivable, net of allowance for
     doubtful accounts of $277, and $305, respectively      487        1,056
   Inventories (note 2)                                  13,246       11,451
   Prepaid expenses                                       4,772        4,821
   Income taxes                                             352        2,579
   Deferred tax assets                                    6,569        6,639
                                                      ------------ ------------
       Total current assets                              43,555       54,116

 Property and equipment, net                             37,735       34,823
 Deferred tax assets                                      7,912        4,248
 Other assets                                             2,712        2,678
                                                     ------------  ------------
       Total assets                                    $ 91,914     $ 95,865
                                                     ============  ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                $     34     $     51
   Accounts payable                                      16,974       15,911
   Accruals:
     Sales returns                                        5,318        5,880
     Warranty costs                                       6,847        5,841
     Compensation, taxes and benefits                     5,926        6,678
     Other                                                5,438        5,285
                                                     ------------  ------------
       Total current liabilities                         40,537       39,646

 Long-term debt, less current maturities                     53           36
 Other liabilities                                        3,235        2,809
                                                     ------------  ------------
       Total liabilities                                 43,825       42,491
                                                     ------------  ------------



 Shareholders' equity:
   Undesignated  preferred stock; 5,000,000 shares
     authorized, no shares issued and outstanding             -            -
   Common stock, $.01 par value; 95,000,000 shares
     authorized, 17,824,764 and 17,713,247 shares
     issued and outstanding, respectively                   178          177
   Additional paid-in capital                            79,193       78,513
   Accumulated deficit                                  (31,282)     (25,316)
                                                     ------------  ------------
       Total shareholders' equity                        48,089       53,374
                                                     ------------  ------------
       Total liabilities and shareholders' equity      $ 91,914     $ 95,865
                                                     ============  ============



         See accompanying notes to consolidated financial statements.

                          SELECT COMFORT CORPORATION
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                  ----------------------  ---------------------
                                    JULY 1,     JULY 3,     JULY 1,    JULY 3,
                                     2000        1999        2000       1999
                                  ----------  ----------  ---------- ----------

Net sales                          $ 61,787    $ 65,750    $137,946   $137,382
Cost of sales                        21,816      22,562      48,868     47,109
                                  ----------  ----------  ---------- ----------
  Gross margin                       39,971      43,188      89,078     90,273
                                  ----------  ----------  ---------- ----------
Operating expenses:
  Sales and marketing                38,586      37,400      83,982     77,889
  General and administrative          6,678       5,588      15,163     10,806
                                  ----------  ----------  ---------- ----------
    Total operating expenses         45,264      42,988      99,145     88,695
                                  ----------  ----------  ---------- ----------
Operating income (loss)              (5,293)        200     (10,067)     1,578
                                  ----------  ----------  ---------- ----------
Other income (expense):
  Interest income                       309         420         684        959
  Interest expense                       (2)        (16)         (4)       (51)
  Other, net                            (68)        (51)        (83)       (47)
                                  ----------  ----------  ---------- ----------
    Other income, net                   239         353         597        861
                                  ----------  ----------  ---------- ----------
Income (loss) before income taxes    (5,054)        553      (9,470)     2,439
Income tax expense (benefit)         (1,870)        205      (3,504)       902
                                  ----------  ----------  ---------- ----------
Net income (loss)                  $ (3,184)   $    348    $ (5,966)  $  1,537
                                  ==========  ==========  ========== ==========

Net income (loss) per share
  (note 3) - basic and diluted     $  (0.18)   $   0.02     $ (0.34)  $   0.08
                                  ==========  ==========  ========== ==========
Weighted average shares - basic      17,818      18,370      17,786     18,448
                                  ==========  ==========  ========== ==========
Weighted average shares - diluted    17,818      19,620      17,786     20,091
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

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                       ------------------------
                                                          JULY 1,      JULY 3,
                                                           2000         1999
                                                       -----------  -----------

Cash flows from operating activities:
   Net income (loss)                                   $ (5,966)    $  1,537
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                        4,514        2,833
     Loss on disposal of assets                             178            -
     Deferred tax assets                                 (3,583)        (481)
     Change in operating assets and liabilities:
       Accounts receivable, net                             569       (1,386)
       Inventories                                       (1,795)      (1,552)
       Prepaid expenses                                      49          381
       Income taxes                                       2,227       (1,994)
       Accounts payable                                   1,063        2,417
       Accrued sales returns                               (562)        (788)
       Accrued warranty costs                             1,006          899
       Accrued compensation, taxes and benefits            (485)        (398)
       Other accrued liabilities                            153         (412)
       Other assets                                         (50)          (3)
       Other liabilities                                    426          406
                                                       -----------  -----------
         Net cash provided by (used in) operating
           activities                                    (2,256)       1,459
                                                       -----------  -----------
Cash flows from investing activities:
   Purchases of property and equipment                   (7,589)      (6,735)
   Investment in marketable securities                   10,696       (9,127)
   Investment in affiliate                                    -       (2,000)
                                                       -----------  -----------
         Net cash provided by (used in) investing
           activities                                     3,107      (17,862)
                                                       -----------  -----------
Cash flows from financing activities:
   Principal payments on debt                                 -         (541)
   Repurchase of common stock                                 -       (8,506)
   Proceeds from issuance of common stock                   404        2,626
                                                       -----------  -----------
         Net cash provided by (used in) financing
           activities                                       404       (6,421)
                                                       -----------  -----------
Increase (decrease) in cash and cash equivalents          1,255      (22,824)
Cash and cash equivalents, at beginning of period         7,441       45,561
                                                       -----------  -----------
Cash and cash equivalents, at end of period            $  8,696     $ 22,737
                                                       ===========  ===========


         See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months and six months ended July 1, 2000 and July 3, 1999 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of July 1, 2000 and January 1, 2000 and the results of operations and cash flow for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and related notes included in the Company's Annual Report to Shareholders and its Form 10-K for the fiscal year ended January 1, 2000. Operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

During 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" (SAB 101). The SEC has delayed the implementation date of SAB 101 until the Companies fiscal 2000 fourth quarter. The Company is analyzing the impact of SAB 101, but it is not expected to have a material impact on the Company's consolidated financial statements.

(2)  INVENTORIES

Inventories consist of the following (in thousands):

                                        JULY 1, 2000        JANUARY 1, 2000
                                       ---------------    ------------------
Raw materials                             $  6,234             $  5,753
Work in progress                                69                   59
Finished goods                               6,943                5,639
                                       ---------------    ------------------
                                          $ 13,246             $ 11,451
                                       ===============    ==================

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  NET INCOME (LOSS) PER COMMON SHARE

The following computations reconcile net income (loss) with net income (loss) per common share-basic and diluted (in thousands except per share amounts).

                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                     ------------------------------------     -------------------------------------
                                        NET                   PER SHARE          NET                    PER SHARE
           JULY 1, 2000                LOSS        SHARES       AMOUNT          LOSS        SHARES        AMOUNT
                                     ----------  -----------  -----------     ----------  -----------  ------------
Net loss                              $(3,184)                                 $(5,966)

BASIC AND DILUTED EPS
Net loss available to common
  shareholders                        $(3,184)      17,818      $(0.18)        $(5,966)      17,786       $(0.34)
                                     ==========  ===========  ===========     ==========  ===========  ============


                                              THREE MONTHS ENDED                         SIX MONTHS ENDED
                                     ------------------------------------     -------------------------------------
                                        NET                   PER SHARE          NET                    PER SHARE
            JULY 3, 1999               INCOME      SHARES       AMOUNT         INCOME       SHARES        AMOUNT
                                     ----------  -----------  -----------     ----------  ---------  --------------

Net income                            $   348                                  $ 1,537

BASIC EPS
Net income available to common
  shareholders                            348       18,370      $ 0.02           1,537       18,448       $ 0.08
                                     ----------  -----------  ===========     ----------  -----------  ============
EFFECT OF DILUTIVE SECURITIES
Warrants                                    -          649                           -          764
Options                                     -          601                           -          879
                                     ----------  -----------                  ----------  -----------
DILUTED EPS
Net income available to common
  shareholders plus assumed
  conversions                         $   348       19,620      $ 0.02         $ 1,537       20,091       $ 0.08
                                     ==========  ===========  ===========     ==========  ===========  ============


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

The Court also adopted the recommendation of the magistrate and dismissed the plaintiff's Section 11 claims without prejudice and with leave to amend.

On March 31, 2000, the Company and certain of its former officers and directors were named as defendants in a class action lawsuit filed on behalf of the Company's shareholders in U.S. District Court in Minnesota asserting identical factual allegations as the consolidated complaint described above. The suit alleges claims based on Sections 11 and 12(a)(2) of the federal securities laws. The complaint does not specify an amount of damages claimed. The Company believes this complaint is without merit and intends to vigorously defend the claims. The above two class actions were consolidated by the United States District Court Magistrate on July 24, 2000.

The Company is subject to various other claims, legal actions, sales tax disputes and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements, and the ultimate outcome of these other matters will not have a material effect on the consolidated financial position or results of operations of the Company.

                          PART I: FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTED," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2000, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE OUR ABILITY TO ACHIEVE THE OBJECTIVES OF OUR STRATEGIC PLAN, THE LEVEL OF CONSUMER ACCEPTANCE OF OUR PRODUCTS, OUR ABILITY TO CREATE PRODUCT AND BRAND NAME AWARENESS, THE EFFECTIVENESS AND EFFICIENCY OF OUR MARKETING AND ADVERTISING PROGRAMS, THE PERFORMANCE OF OUR EXISTING AND NEW RETAIL STORES, OUR ABILITY TO SUCCESSFULLY IDENTIFY AND RESPOND TO EMERGING TRENDS IN THE MATTRESS INDUSTRY, THE LEVEL OF COMPETITION IN THE MATTRESS INDUSTRY, OUR ABILITY TO MAINTAIN COST-EFFECTIVE
PRODUCTION AND DELIVERY OF PRODUCTS, CERTAIN SALES TAX CONSIDERATIONS AND GENERAL ECONOMIC CONDITIONS AND CONSUMER CONFIDENCE.

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

Retail operations included 333 stores at July 1, 2000, including 33 leased departments within larger stores and 341 stores at January 2, 1999, including 45 leased departments. We plan to open approximately eight additional retail stores during the remainder of 2000. From inception through July 1, 2000, we have closed a total of 26 stores, of which 19 were closed in the first six months of 2000 (seven mall based stores, 12 leased departments). During the third quarter of 2000, we plan to close three additional underperforming retail stores. A significant portion of the costs associated with the store closings in 2000 was accrued in 1999.

Comparable store sales growth for the three months ended July 1, 2000 and July 3, 1999 was (4.1)% and 7.6%, respectively. Comparable store sales growth for the six months ended July 1, 2000 and July 3, 1999 was (1.9)% and 10.2%, respectively. Comparable store sales results have been and will continue to be influenced by a variety of factors, including levels of awareness of our products and brand name, levels of consumer acceptance of our existing and new products, our ability to successfully introduce new products and product line extensions, comparable store sales performance in prior periods, the maturation of our store base, the amount, effectiveness and efficiency of retail advertising expenditures and promotional activity, the amount of competitive activity, our ability to effectively integrate our multiple distribution channels, the evolution of store operations, including improvements in store design, the quality and tenure of store-level managers and sales professionals, and general economic conditions and consumer confidence.

Annual advertising expenditures increased from $9.0 million in 1995 to $43.4 million in 1999. Advertising costs are expensed as incurred as a component of sales and marketing expenses, although we believe that advertising expenditures provide significant benefits beyond the period in which they are expensed. Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to retail stores. Pre-opening costs associated with new retail stores are also expensed as incurred.

We believe historical operating losses have been primarily the result of an aggressive retail store opening strategy, a relatively immature store base, significant marketing, advertising and product development expenditures, and the development of a substantial corporate infrastructure to support anticipated growth. Future increases in net sales and the achievement of long-term profitability will depend upon greater consumer awareness and acceptance of our air bed products, improved effectiveness and efficiency of our marketing and advertising expenditures, the opening and successful performance of new retail stores, improvement in the performance of current stores and our ability to execute our stated strategic initiatives. There can be no assurance that we will be able to achieve or sustain historical sales growth rates or profitability in the future, on a quarterly or annual basis.

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

A substantial portion of operating expenses is related to sales and marketing expenses, including costs associated with opening new stores, operating existing stores and advertising expenditures. The level of this spending cannot be adjusted quickly and is based, in significant part, on expectations of future customer inquiries and net sales. Furthermore, a substantial portion of net sales is often realized in the last month of a quarter with such net sales frequently concentrated in the last weeks or days of a quarter, due in part to our promotional schedule. Should the Company experience a shortfall in expected net sales or in the conversion rate of customer inquiries, we may be unable to adjust spending in a timely manner and our business, financial condition and operating results may be materially adversely affected. Our historical results of operations may not be indicative of the results that may be achieved for any future fiscal period.

At July 1, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $18.6 million expiring between the years 2003 and 2019. The Company expects that approximately $1.4 million of these carryforwards will expire unutilized due to an Internal Revenue Code (IRC)
Section 382 limitation resulting from a prior ownership change and has, therefore, provided a valuation allowance for this portion of the carryforwards. The Company has not provided a valuation allowance for any other deferred tax assets because it believes that it is more likely than not that they will be realized.

LOOKING FORWARD

We are continuing to execute our strategic plan which focuses on:

o   Roll out of an integrated approach to marketing including improved marketing
    messages  that  are  consistent   across  our   distribution   channels  and
    anticipated increased advertising for the remainder of 2000;
o Leveraging the profitability of our sales channels, with a particular emphasis on retail store profitability;
o Development of cost effective in-home delivery, assembly and mattress removal across all of our distribution channels;
o   Continuous improvement of our core product line;
o Launching the sofa sleeper product across all of our distribution channels; and
o Improvement of our cost structure to more effectively leverage our infrastructure and store base.

Our integrated approach to marketing is being rolled out during the third quarter of 2000. Marketing messages will focus on the key benefits provided by our products and will be targeted to key consumer groups. We anticipate that sales will increase as we increase our advertising expenditures during the third and fourth quarters of 2000. By spending advertising more evenly over our retail markets we believe we can improve the leverage of the largely fixed cost structure within our stores.

We are developing market by market and store by store action plans focused on improving the profitability of our retail store operations. We closed seven under performing retail stores and 12 leased department locations during the first  six  months of 2000.  During  the third  quarter  we plan to close  three additional  underperforming  retail stores.  A significant  portion of the costs associated with these 2000 closures was accrued in 1999. We opened six stores during the second quarter (a total of 10 during the first six months of 2000) and expect to open approximately eight stores in the remainder of 2000 in current markets where increased store density is required to leverage advertising expenditures. In addition, we have developed a new retail store design with a bedroom-like setting that is more consistent with our sleep solutions oriented brand. During the first six months of 2000, 47 stores were remodeled to incorporate this new design. We plan to remodel approximately 14 additional stores during the remainder of 2000 to incorporate this new design.

We are currently developing plans to ultimately provide in-home delivery, assembly and mattress removal across all of our distribution channels and throughout the continental United States. To date, in-home delivery and assembly has been provided through our retail channel in selected markets on a test basis. The current provider of our in-home assembly services announced its intent to discontinue this segment of its business effective August 20, 2000. As a result we are evaluating alternatives to providing this service to our customers. We plan to begin testing the provision of these services through a regional distribution center model in the second half of 2000.

Our product development efforts will focus primarily on continuous improvement of our core line of air bed products. We believe that we have attained a leadership position in air bed technology and intend to continue to lead the industry in innovation.

We will launch our sofa sleeper product in 13 markets (49 additional stores) during the third quarter. We believe that this sofa sleeper product represents a significant advancement in the sofa sleeper market that could add incremental sales as well as attract customers to our retail stores. Early in the third quarter, we tested a catalog through a mailing to our installed base of customers. Based on results of this initial catalog mailing, we do not plan to mail a Fall catalog, however, we will continue to evaluate catalog opportunities.

The success of our strategy will depend on many factors including (i) the effectiveness and efficiency of our integrated marketing strategy in creating awareness of our products and brand name and in generating sales, (ii) our ability to enhance the profitability of our retail stores and leased departments, (iii) our ability to manage operating costs, (iv) our ability to successfully launch in-home delivery, assembly and mattress removal services nationally on a cost-effective basis, (v) our ability to successfully launch the sofa sleeper product nationally, (vi) the levels of consumer awareness and acceptance of the sofa sleeper product, (vii) our ability to continue to improve our core product line and differentiate our products from competitive products,
(viii) competition in the mattress and sofa sleeper markets, (ix) our ability to successfully identify and respond to emerging trends in the mattress industry, and (x) general economic factors and consumer confidence.

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

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                 ----------------------- -----------------------
                                   JULY 1,     JULY 3,     JULY 1,      JULY 3,
                                    2000        1999        2000         1999
                                 ----------- ----------- ----------- -----------

Net sales                          100.0%      100.0%      100.0%      100.0%
Cost of sales                       35.3        34.3        35.4        34.3
                                 ----------- ----------- ----------- -----------
   Gross margin                     64.7        65.7        64.6        65.7
                                 ----------- ----------- ----------- -----------

Operating expenses:
   Sales and marketing              62.5        56.9        60.9        56.7
   General and administrative       10.8         8.5        11.0         7.9
                                 ----------- ----------- ----------- -----------
     Total operating expenses       73.3        65.4        71.9        64.6
                                 ----------- ----------- ----------- -----------
Operating income                    (8.6)        0.3        (7.3)        1.1
Other income, net                    0.4         0.5         0.4         0.6
                                 ----------- ----------- ----------- -----------

Income before income taxes          (8.2)        0.8        (6.9)        1.8
Income tax expense (benefit)        (3.0)        0.3        (2.5)        0.7
                                 ----------- ----------- ----------- -----------
Net income (loss)                   (5.2)%       0.5%       (4.3)%       1.1%
                                 =========== =========== =========== ===========


The overall decrease in operating earnings for 2000 as compared to 1999 is primarily due to the lower sales levels and increased number of stores and infrastructure costs in 2000. We believe the overall decline in sales was primarily due to the reduction in advertising expenditures to 7.0 million during the second quarter 2000 from $10.2 million in the prior year period. We reduced spending in the current year in preparation for the introduction of new marketing and advertising programs during the third quarter. During the second quarter 2000 we started a staged launch of the sofa sleeper product.

COMPARISON OF THREE MONTHS ENDED JULY 1, 2000 WITH THREE MONTHS ENDED
JULY 3, 1999

NET SALES
Net sales decreased 6.0% to $61.8 million for the three months ended July 1, 2000 from $65.8 million for the three months ended July 3, 1999, primarily due to a decrease in unit sales. The decrease in net sales was due primarily to (i) a $7.0 million decrease in direct marketing sales, (ii) a $2.3 million decrease in sales from the elimination of our roadshow distribution channel, (iii) a $1.7 million decrease in comparable store sales and (iv) a $600,000 decrease due to 19 closed stores in 2000, which decreases were partially offset by (i) a $6.5 million increase from increased store months in 2000 as compared to 1999 and
(ii) a $1.3 million increase in net sales from the Company's newly developed e-commerce channel.

GROSS MARGIN
Gross margin decreased to 64.7% for the three months ended July 1, 2000 from 65.7% for the three months ended July 3, 1999 primarily due to the use of higher discounted promotional offerings, increased costs of processing returned product (although return rates have not increased), partially offset by a price increase for some of our products. In May 2000, we moved some of our production requirements from our Plymouth facility to our Salt Lake City facility in order to better balance manufacturing capacity among our three plants. This move resulted in the elimination of 77 manufacturing positions at the Plymouth facility. Costs of this move had a nominally negative impact on second quarter gross margins.

SALES AND MARKETING
Sales and marketing expenses increased 3.2% to $38.6 million for the three months ended July 1, 2000 from $37.4 million for the three months ended July 3, 1999, and increased as a percentage of net sales to 62.5% from 56.9% for the comparable prior-year period. The increase in the dollar amount of sales and marketing expenses during 2000 was primarily due to (i) 31 additional retail stores open in 2000 and (ii) higher freight expenses, partially offset by a decrease in media spending. Sales and marketing expenses increased as a percentage of net sales primarily due to (i) lower direct marketing sales and
(ii) selling expenses in new stores increasing at a greater rate than net sales, partially offset by a decrease in media spending.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 19.5% to $6.7 million for the three months ended July 1, 2000 from $5.6 million for the three months ended July 3, 1999. The increase in general and administrative expenses was primarily due to increased spending on infrastructure associated with anticipated growth.

OTHER INCOME, NET
Other income decreased by $114,000 to approximately $239,000 for the three months ended July 1, 2000 from $353,000 in other income for the three months ended July 3, 1999. The decrease was primarily due to lower cash levels in 2000 following repurchases of stock and capital expenditures in 1999 and 2000.

INCOME TAX EXPENSE (BENEFIT)
Income tax benefit increased to $1.9 million for the three months ended July 1, 2000 from an income tax expense of $205,000 for the three months ended July 3, 1999 due to a decrease in taxable income in 2000.

COMPARISON OF SIX MONTHS ENDED JULY 1, 2000 WITH SIX MONTHS ENDED JULY 3, 1999

NET SALES
Net sales increased 0.4% to $137.9 million for the six months ended July 1, 2000 from $137.4 million for the six months ended July 3, 1999. The increase in net sales was due primarily to (i) a $15.7 million increase from increased store months in 2000 as compared to 1999 and (ii) a $3.9 million increase in net sales from the Company's newly developed e-commerce channel, which increases were partially offset by (i) a $12.0 million decrease in direct marketing sales, (ii) a $4.9 million decrease in sales from the elimination of our roadshow distribution channel, (iii) a $1.6 million decrease in comparable store sales and (iv) a $600,000 decrease due to 19 store closings in 2000.

GROSS MARGIN
Gross margin decreased to 64.6% for the six months ended July 1, 2000 from 65.7% for the six months ended July 3, 1999 primarily due to the use of higher discounted promotional offerings, increased costs of processing returned product (although return rates have not increased), partially offset by a price increase for some of our products.

SALES AND MARKETING
Sales and marketing expenses increased 7.8% to $84.0 million for the six months ended July 1, 2000 from $77.9 million for the six months ended July 3, 1999, and increased as a percentage of net sales to 60.9% from 56.7% for the comparable prior-year period. The increase in the dollar amount of sales and marketing expenses during 2000 was primarily due to (i) 31 additional retail stores open in 2000 and (ii) higher freight expense, partially offset by a decrease in media spending. Sales and marketing expenses increased as a percentage of net sales primarily due to (i) lower direct marketing sales and (ii) selling expenses in new stores increasing at a greater rate than net sales, partially offset by a decrease in media spending.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 40.3% to $15.2 million for the six months ended July 1, 2000 from $10.8 million for the six months ended July 3, 1999. The increase in general and administrative expenses was primarily due to increased spending on infrastructure associated with anticipated growth and approximately $1.0 million in costs associated with staffing reductions.

OTHER INCOME, NET
Other income decreased by $264,000 to approximately $597,000 for the six months ended July 1, 2000 from $861,000 in other income for the six months ended July 3, 1999. The decrease was primarily due to lower cash levels in 2000 following repurchases of stock and capital expenditures in 1999 and 2000.

INCOME TAX EXPENSE (BENEFIT)
Income tax benefit increased to $3.5 million for the six months ended July 1, 2000 from an income tax expense of $902,000 for the six months ended July 3, 1999 due to a decrease in taxable income in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has been the sale of equity securities. We completed our initial public offering in December 1998, resulting in net proceeds of $44.6 million, which have been partially used for (i) the repayment of $15.0 million of debt, (ii) expansion of retail stores, (iii) expansion of manufacturing capabilities, (iv) the repurchase of 1,220,000 shares of Company common stock for $12.7 million and (v) the development of information technology systems. The Company had working capital of approximately $3.0 million at July 1, 2000, and $14.5 million at January 1, 2000.

Net cash used in operating activities for the six months ended July 1, 2000 was approximately $2.3 million and consisted primarily of increases in inventory and the net loss adjusted for non-cash expenses partially offset by increases in accounts payable and receipt of an income tax refund. Net cash provided by operating activities for the six months ended July 3, 1999 was approximately $1.5 million and consisted primarily of cash flows from operations before non-cash expenses, partially offset by increases in accounts receivable and inventory.

Net cash provided by investing activities was approximately $3.1 million for the six months ended July 1, 2000 and net cash used in investing activities was $17.9 million for the six months ended July 3,1999. Investing activities consisted of purchases of property and equipment for new retail stores and plant additions in both periods and investments in store remodels in 2000. In addition, investments in marketable securities with maturities in excess of 90 days increased in 1999 and decreased in 2000. Lastly, in 1999 the Company invested $2.0 million in a minority owned affiliate.

Net cash provided by financing activities was approximately $404,000 for the six months ended July 1, 2000 which consisted of stock option exercises. Net cash used in financing activities for the six months ended July 3, 1999 was approximately $6.4 million and consisted of $8.5 million used to repurchase Company common stock and $0.5 million used to repay debt, offset by stock option exercises.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments. The counterparties to the agreements consist of government agencies and various major corporations of high credit standing. We do not believe there is significant risk of non-performance by these counterparties because we limit the amount of credit exposure to any one financial institution and any one type of investment.

We believe cash generated from operations, together with existing cash balances,
will  be  sufficient  to  satisfy   anticipated   short-term   working   capital
requirements and long-term liquidity needs.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company holds securities classified as held to maturity. These securities have maturities of less than one year that management has the ability and intent to hold to maturity, are carried at amortized cost and have average interest rates of 6.1%.

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

         The Company and the individual defendants brought a motion to dismiss all claims on November 10, 1999. The motion was heard by a magistrate judge on December 21, 1999. On January 27, 2000, the magistrate recommended that the claims based on Section 11 of the federal securities laws be dismissed. The magistrate recommended that the motion to dismiss be denied with respect to the claims based on Rule 10b-5 of the federal securities laws. In February 2000, both the plaintiffs and the defendants formally objected to the magistrate's recommendation. The objection was made to the United States District Court in Minnesota. On May 12, 2000, the United States District Court in Minnesota adopted the recommendation of the magistrate and denied the defendants' motion to dismiss the Rule 10b-5 claims. The Court also adopted the recommendation of the magistrate and dismissed the plaintiff's Section 11 claims without prejudice and with leave to amend.

         On March 31, 2000, the Company and certain of its former officers and directors were named as defendants in a class action lawsuit filed on behalf of the Company's shareholders in U.S. District Court in Minnesota asserting identical factual allegations as the consolidated complaint described above. The suit alleges claims based on Sections 11 and 12(a)(2) of the federal securities laws. The complaint does not specify an amount of damages claimed. The Company believes this complaint is without merit and intends to vigorously defend the claims. The above two class actions were consolidated by the United States District Court Magistrate on July 24, 2000.

         The Company is subject to various other claims, legal actions, sales tax disputes and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements, and the ultimate outcome of these other matters will not have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Shareholders was held on May 18, 2000. The following individuals were elected at the Annual Meeting as Directors of the Company to serve for terms of three years expiring at the 2003 Annual Meeting of Shareholders or until their successors are elected and qualified. Shares voted in favor of these Directors and shares withheld were as follows:

         Patrick A. Hopf

                             Shares For                   14,021,067
                             Shares Withheld                 659,074

         William J. Lansing

                             Shares For                   14,022,596
                             Shares Withheld                 657,545

         Ervin R. Shames

                             Shares For                   13,657,997
                             Shares Withheld               1,022,144


         In addition to the Directors named above, the following Directors' terms continued after the Annual Meeting and will expire at the Annual Meeting of Shareholders in the year indicated below:

                             Name                         Term Expires
                             ----                         ------------
                             Thomas J. Albani                 2001
                             David T. Kollat                  2001
                             William R. McLaughlin            2001
                             Christopher P. Kirchen           2002
                             Jean-Michel Valette              2002

         Shareholders ratified the appointment of KPMG LLP as the Company's independent auditor for the fiscal year ending December 30, 2000, with shares voted as follows:

                             Shares For                   14,634,485
                             Shares Against                   39,179
                             Shares Abstaining                 6,477

         Shareholders approved an amendment of the Company's 1997 Stock Incentive Plan to impose a limit on the number of options that may be granted to any participant during any fiscal year in the amount of 600,000 and to increase the number of shares of common stock reserved for issuance under the plan by 1,000,000 shares from 2,500,000 shares to 3,500,000 shares, with shares voted as follows:

                             Shares For                   9,968,732
                             Shares Against               1,342,595
                             Shares Abstaining                8,527
                             Broker Non-Vote              3,360,287

         Shareholders approved adoption of the 1999 Employee Stock Purchase Plan, with shares voted as follows:

                             Shares For                   11,137,727
                             Shares Against                  174,000
                             Shares Abstaining                 8,127
                             Broker Non-Vote               3,360,287

ITEM 5 - OTHER INFORMATION

        William J. Lansing tendered his resignation from the Board of Directors of the Company effective as of August 14, 2000 in order to devote more of his time to other business interests. The Board of Directors and management of the Company express their gratitude to Mr. Lansing for his service to the Company as a member of our Board of Directors.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.
               --------

               Exhibit
               Number             Description
               -------            ------------
                10.1              Select Comfort Corporation 1997 Stock
                                  Incentive Plan as amended and restated.

                27.1              Financial Data Schedule

         (b)   Reports on Form 8-K

               None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SELECT COMFORT CORPORATION



                                           /s/William R. McLaughlin
                                           -------------------------------------
August 15, 2000                            William R. McLaughlin
                                           President and Chief Executive Officer
                                           (principal executive officer)



                                           /s/James C. Raabe
                                           -------------------------------------
                                           James C. Raabe
                                           Chief Financial Officer (principal
                                           financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit Number           Description                         Location
--------------           ------------                        ---------
    10.1           Select Comfort Corporation      Filed herewith electronically
                   1997 Stock Incentive Plan
                   as amended and restated

    27.1           Financial Data Schedule         Filed herewith electronically