Form 10-Q
period 2000-09-30
SELECT COMFORT CORP
filed 2000-11-14
CIK 827187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934


            For the Quarterly Period Ended September 30, 2000


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

         6105 TRENTON LANE NORTH
          MINNEAPOLIS, MINNESOTA                                55442
  (Address of principal executive offices)                    (Zip code)

     Registrant's telephone number, including area code: (763) 551-7000




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  YES     NO

        As of September 30, 2000, 17,883,212 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                                                       Page No.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets

         September 30, 2000 and January 1, 2000.............................  3

         Consolidated Statements of Operations

         for the Three Months and Nine Months ended September 30, 2000 and October 2, 1999................................................  4

         Consolidated Statements of Cash Flows
         for the Nine Months ended September 30, 2000
         and October 2, 1999................................................  5

         Notes to Consolidated Financial Statements.........................  6

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations......................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 15

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings................................................ 16

Item 2.    Changes in Securities and Use of Proceeds........................ 16

Item 3.    Defaults Upon Senior Securities.................................. 16

Item 4.    Submission of Matters to a Vote of Security Holders.............. 16

Item 5.    Other Information................................................ 16

Item 6.    Exhibits and Reports on Form 8-K................................. 17

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     (UNAUDITED)
                                                     SEPTEMBER 30,   JANUARY 1,
                               ASSETS                   2000           2000
                                                    -------------- -------------
Current assets:
 Cash and cash equivalents                              $  3,109       $  7,441
 Marketable securities                                     9,572         20,129
 Accounts receivable, net of allowance for doubtful
   accounts of $208, and $305, respectively                  648          1,056
 Inventories (note 2)                                     12,030         11,451
 Prepaid expenses                                          6,729          4,821
 Income taxes                                                302          2,579
 Deferred tax assets                                       6,676          6,639
                                                    -------------- -------------
    Total current assets                                  39,066         54,116

Property and equipment, net                               36,421         34,823
Deferred tax assets                                       11,094          4,248
Other assets                                               2,708          2,678
                                                    -------------- -------------
    Total assets                                        $ 89,289       $ 95,865
                                                    ============== =============


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                   $     26       $     51
 Accounts payable                                         19,805         15,911
 Accruals:
  Sales returns                                            5,104          5,880
  Warranty costs                                           7,036          5,841
  Compensation, taxes and benefits                         6,020          6,678
  Other                                                    5,099          5,285
                                                    -------------- -------------
    Total current liabilities                             43,090         39,646

 Long-term debt, less current maturities                      52             36
 Other liabilities                                         3,365          2,809
                                                    -------------- -------------
    Total liabilities                                     46,507         42,491
                                                    -------------- -------------

Shareholders' equity:
 Undesignated preferred stock; 5,000,000 shares
   authorized, no shares issued and outstanding                -              -
 Common stock, $.01 par value; 95,000,000 shares
   authorized, 17,883,212 and 17,713,247 shares
   issued and outstanding,  respectively                     179            177
 Additional paid-in capital                               79,328         78,513
 Accumulated deficit                                     (36,725)       (25,316)
                                                    -------------- -------------
    Total shareholders' equity                            42,782         53,374
                                                    -------------- -------------
    Total liabilities and shareholders' equity          $ 89,289       $ 95,865
                                                    ============== =============




        See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                            -------------------------  -------------------------
                            SEPTEMBER 30,  OCTOBER 2,  SEPTEMBER 30,  OCTOBER 2,
                                2000          1999         2000          1999
                            ------------- -----------  ------------- -----------

Net sales                     $  68,056    $ 68,281     $ 206,002     $ 205,663
Cost of sales                    24,871      23,944        73,903        71,053
                            ------------- -----------  ------------- -----------
 Gross margin                    43,185      44,337       132,099       134,610
                            ------------- -----------  ------------- -----------

Operating expenses:
 Sales and marketing             44,378      42,904       128,196       120,800
 General and administrative       7,667       7,865        22,830        18,664
                            ------------- -----------  ------------- -----------
  Total operating expenses       52,045      50,769       151,026       139,464
                            ------------- -----------  ------------- -----------
Operating loss                   (8,860)     (6,432)      (18,927)       (4,854)
                            ------------- -----------  ------------- -----------


Other income (expense):
  Interest income                   253         537           937         1,496
  Interest expense                   (2)        (10)           (6)          (61)
  Other, net                        (31)         35          (114)          (12)
                            ------------- -----------  ------------- -----------
   Other income, net                220         562           817         1,423
                            ------------- -----------  ------------- -----------
Loss before income taxes         (8,640)     (5,870)      (18,110)       (3,431)
Income tax benefit               (3,197)     (2,172)       (6,701)       (1,269)
                            ------------- -----------  ------------- -----------
Net loss                      $  (5,443)   $ (3,698)    $ (11,409)    $  (2,162)
                            ============= ===========  ============= ===========

Net loss per share (note 4) -
 basic and diluted            $   (0.30)   $  (0.20)    $   (0.64)    $  (0.12)
                            ============= ===========  ============= ===========
Weighted average shares -
 basic and diluted               17,874      18,148        17,815       18,348
                            ============= ===========  ============= ===========








        See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                           --------------------------
                                                           SEPTEMBER 30,   OCTOBER 2,
                                                              2000            1999
                                                           ------------- ------------

Cash flows from operating activities:
 Net loss                                                   $ (11,409)    $ (2,162)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                6,075        4,616
   Loss on disposal of assets and impaired assets               1,970            -
   Deferred tax assets                                         (6,872)      (1,305)
   Change in operating assets and liabilities:
    Accounts receivable, net                                      408        9,046
    Inventories                                                  (579)      (1,028)
    Prepaid expenses                                           (1,908)         250
    Income taxes                                                2,277       (3,428)
    Accounts payable                                            3,894        5,018
    Accrued sales returns                                        (776)        (775)
    Accrued warranty costs                                      1,195        1,159
    Accrued compensation, taxes and benefits                     (391)         340
    Other accrued liabilities                                     (24)          26
    Other assets                                                  (50)         150
    Other liabilities                                             556          550
                                                           ------------- ------------
     Net cash provided by (used in) operating activities       (5,634)      12,457
                                                           ------------- ------------
Cash flows from investing activities:
 Purchases of property and equipment                           (9,741)     (10,663)
 Investment in marketable securities                           10,557      (24,250)
 Investment in affiliate                                            -       (2,000)
                                                           ------------- ------------
     Net cash provided by (used in) investing activities          816      (36,913)
                                                           ------------- ------------
Cash flows from financing activities:
 Principal payments on debt                                       (53)        (664)
 Repurchase of common stock                                         -      (10,438)
 Proceeds from issuance of common stock                           539        3,318
                                                           ------------- ------------
     Net cash provided by (used in) financing activities          486       (7,784)
                                                           ------------- ------------
Decrease in cash and cash equivalents                          (4,332)     (32,240)
Cash and cash equivalents, at beginning of period               7,441       45,561
                                                           ------------- ------------
Cash and cash equivalents, at end of period                 $   3,109     $ 13,321
                                                           ============= ============


        See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months and nine months ended September 30, 2000 and October 2, 1999 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and January 1, 2000 and the results of operations and cash flow for the periods presented.

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

During 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" (SAB 101). The SEC has delayed the implementation date of SAB 101 until the Company's fiscal 2000 fourth quarter. In October 2000, the SEC issued additional guidance with respect to SAB 101. The Company is analyzing the impact of SAB 101, but it is not expected to have a material impact on the Company's consolidated financial statements.

(2)  INVENTORIES

Inventories consist of the following (in thousands):

                                                 September 30,      January 1,
                                                     2000              2000
                                                ---------------  ---------------

Raw materials                                      $   4,878         $  5,753
Work in progress                                          88               59
Finished goods                                         7,064            5,639
                                                ---------------  ---------------
                                                   $  12,030         $ 11,451
                                                ===============  ===============

(3)  NONRECURRING CHARGES

During the third quarter of fiscal 2000, the Company incurred certain one-time charges of $1.4 million as the result of a review focused on reducing costs and increasing the efficiency of its operations. The charges are primarily comprised of costs to relocate the Company's corporate headquarters ($.6 million) and asset impairment costs related to software design ($.7 million).

As of September 30, 2000 and January 1, 2000 there were no significant balance sheet accruals related to nonrecurring charges. There are no significant future cash requirements as a result of this charge.

(4)  NET LOSS PER COMMON SHARE

The following computations reconcile net loss with net loss per common share-basic and diluted (in thousands except per share amounts).

                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                   -----------------------------------   -----------------------------------
                                     NET                    PER SHARE       NET                  PER SHARE
         SEPTEMBER 30, 2000          LOSS        SHARES       AMOUNT        LOSS      SHARES       AMOUNT
         ------------------        ----------  ----------   ----------   ----------  ---------   -----------

Net loss                           $ (5,443)                             $ (11,409)

BASIC AND DILUTED EPS
Net loss available to
 common shareholders               $ (5,443)     17,874      $ (0.30)    $ (11,409)    17,815     $ (0.64)
                                   ==========  ==========   ===========  ==========  =========   ===========


                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                   ------------------------------------  -----------------------------------
                                     NET                    PER SHARE       NET                  PER SHARE
         OCTOBER 2, 1999             LOSS        SHARES       AMOUNT        LOSS      SHARES       AMOUNT
         ---------------           ----------  ----------   -----------  ----------  ---------   -----------

Net loss                           $ (3,698)                             $  (2,162)

BASIC AND DILUTED EPS
Net loss available to
 common shareholders               $ (3,698)     18,148      $  (0.20)   $  (2,162)    18,348     $ (0.12)
                                   ==========  ==========   ===========  ==========  =========   ===========


(5)  LITIGATION

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

Retail operations included 338 stores at September 30, 2000, including 33 leased departments within larger stores and 341 stores at January 1, 2000, including 45 leased departments. We opened 16 retail stores during 2000 and plan to open approximately 3 additional retail stores for the remainder of the year. From inception through September 30, 2000, we have closed a total of 26 stores, of which 19 were closed in the first nine months of 2000 (7 mall based stores, 12 leased departments). During the fourth quarter of 2000, we plan to close 8 additional underperforming retail stores (all leased departments). In addition, we have identified 6 mall based stores to be closed in the first half of 2001. A significant portion of the costs associated with the store closings in 2000 was accrued in 1999.

Comparable store sales growth for the three months ended September 30, 2000 and October 2, 1999 was 3.7% and 3.6%, respectively. Comparable store sales growth for the nine months ended September 30, 2000 and October 2, 1999 was 0.0% and 7.9%, respectively. Comparable store sales results have been and will continue to be influenced by a variety of factors, including levels of awareness of our products and brand name, levels of consumer acceptance of our existing and new products, our ability to successfully introduce new products and product line extensions, comparable store sales performance in prior periods, the maturation of our store base, the amount, effectiveness and efficiency of retail advertising expenditures and promotional activity, the amount of competitive activity, our ability to effectively integrate our multiple distribution channels, the evolution of store operations, including improvements in store design, the quality and tenure of store-level managers and sales professionals, and general economic conditions and consumer confidence.

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

At September 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $26.3 million expiring between the years 2003 and 2020. The Company expects that approximately $1.4 million of these carryforwards will expire unutilized due to an Internal Revenue Code (IRC)
Section 382 limitation resulting from a prior ownership change and has, therefore, provided a valuation allowance for this portion of the carryforwards. The Company has not provided a valuation allowance for any other deferred tax assets because it believes that it is more likely than not that they will be realized.

The realization of net deferred tax assets ($17.8 million at September 30, 2000) is evaluated on a quarterly basis. Realization of these assets is dependent on the Company achieving profitability levels sufficient to utilize its net operating loss carryforwards. The write-off of this asset may be required if we determine that we are unable to utilize the net operating loss carryforwards. A write-off of this asset could have a material adverse affect on the Company's financial position and results of operations.

LOOKING FORWARD

We are continuing to execute our strategic plan which focuses on:

o Roll out of an integrated approach to marketing including improved marketing messages that are consistent across our distribution channels;
o Leveraging the profitability of our sales channels, with a particular emphasis on retail store profitability;
o Development of cost effective in-home delivery, assembly and mattress removal across all of our distribution channels;
o Continuous improvement of our core product line;
o Launching the sofa sleeper  product across all of our  distribution  channels;
  and
o Improvement of our cost structure to more effectively leverage our infrastructure and store base.

During the third quarter of 2000 we introduced new integrated marketing messages. Third quarter advertising spending did not have a significant impact on sales volumes and, accordingly, we have reduced planned advertising for the remainder of 2000 as we develop our fully integrated marketing messages for a phased roll out beginning in January 2001. Marketing messages will focus on the unique benefits provided by our products and are intended to appeal to a broader consumer market than we have traditionally targeted. By spending advertising more evenly over our retail markets we believe we can improve the leverage of the largely fixed cost structure within our stores.

We are developing market by market and store by store action plans focused on improving the profitability of our retail store operations. We closed 7 under performing retail stores and 12 leased department locations during the first nine months of 2000. During the fourth quarter we plan to close 8 additional underperforming leased department locations. In addition, we have identified 6 mall based stores to be closed in the first half of 2001. A significant portion of the costs associated with these 2000 closures was accrued in 1999. We opened 5 stores during the third quarter (a total of 16 during the first nine months of
2000) and expect to open approximately 3 stores in the remainder of 2000 in current markets where increased store density is required to leverage advertising expenditures.

In addition, we have developed a new retail store design with a bedroom-like setting that is more consistent with our sleep solutions oriented brand. During the first nine months of 2000, 66 stores were remodeled to incorporate this new design. We are developing plans to remodel additional stores during 2001 to incorporate this new design and to correspond to integrated marketing messages.

We have taken initial steps toward providing in-home delivery, assembly and mattress removal throughout the continental United States. To date, in-home delivery and assembly has been provided through our retail channel and represents approximately 8% of our business. The provider of our in-home assembly services discontinued this segment of its business effective August 20, 2000. We have reinitiated home delivery services in certain markets with internal and contracted services during the third and fourth quarter of 2000. We plan to begin testing mattress removal during the fourth quarter.

Our product development efforts will focus primarily on continuous improvement of our products performance and value and will extend to other sleeping surfaces to offer consumers a best nights sleep. We intend to continue to lead the industry in innovation.

We launched our sofa sleeper product in 13 markets (49 additional stores) during the third quarter. Our Sofa Sleepaire(R) represents a significant advancement in the sofa sleeper market, and is attracting customers to our retail stores.

On October 16, 2000 we announced our intent to acquire certain assets of SleepTec, Inc., the manufacturer of our sofa sleeper product. Manufacturing of this product will be integrated into our Columbia, S.C. plant during the fourth quarter. Administration of these operations will be absorbed into our existing general and administrative functions. We anticipate this acquisition will have a positive effect on operating results following the fourth quarter integration of the SleepTec business. Once we have integrated operations and secured quality, we plan to expand the distribution of Sofa Sleepaire(R).

Early in the third quarter, we tested a catalog through a mailing to our installed base of customers. Based on results of this initial catalog mailing, we will not mail a Fall catalog. However, we will continue to offer catalog items on our new web site, and will evaluate catalog opportunities going forward.

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

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                     --------------------------  --------------------------
                                     SEPTEMBER 30,   OCTOBER 2,  SEPTEMBER 30,   OCTOBER 2,
                                        2000            1999        2000            1999
                                     -------------  -----------  -------------  -----------

Net sales                                100.0%        100.0%        100.0%        100.0%
Cost of sales                             36.5          35.1          35.9          34.5
                                     -------------  -----------  -------------  -----------
  Gross margin                            63.5          64.9          64.1          65.5
                                     -------------  -----------  -------------  -----------
Operating expenses:
 Sales and marketing                      65.2          62.8          62.2          58.7
 General and administrative               11.3          11.5          11.1           9.1
                                     -------------  -----------  -------------  -----------
       Total operating expenses           76.5          74.4          73.3          67.8
                                     -------------  -----------  -------------  -----------
Operating loss                           (13.0)         (9.4)         (9.2)         (2.4)
Other income, net                          0.3           0.8           0.4           0.7
                                     -------------  -----------  -------------  -----------
Loss before income taxes                 (12.7)         (8.6)         (8.8)         (1.7)
Income tax benefit                        (4.7)         (3.2)         (3.3)         (0.6)
                                     -------------  -----------  -------------  -----------
Net loss                                  (8.0)%        (5.4)%        (5.5)%        (1.1)%
                                     =============  ===========  =============  ===========


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 WITH THREE MONTHS ENDED
 OCTOBER 2, 1999

NET SALES
Net sales decreased 0.3% to $68.1 million for the three months ended September 30, 2000 from $68.3 million for the three months ended October 2, 1999, primarily due to a decrease in mattress unit sales offset by increases in foundation and accessory units, pricing increases and product mix shift. The decrease in net sales was due primarily to (i) a $7.3 million decrease in direct marketing sales, (ii) a $1.5 million decrease in sales from the elimination of our roadshow distribution channel and (iii) a $.6 million decrease due to 19 closed stores in 2000, which decreases were partially offset by (i) a $3.5 million increase from increased store months in 2000 as compared to 1999, (ii) a $1.7 million increase in comparable store sales, (iii) a $2.1 million increase in net sales from the Company's newly developed e-commerce channel and (iv) a $1.4 million increase attributable to a higher per unit sales price and product mix over 1999.

GROSS MARGIN
Gross margin decreased to 63.5% for the three months ended September 30, 2000 from 64.9% for the three months ended October 2, 1999 primarily due to the use of higher discounted promotional offerings, increased costs of processing returned product, partially offset by a price increase for some of our products.

SALES AND MARKETING
Sales and marketing expenses increased 3.4% to $44.4 million for the three months ended September 30, 2000 from $42.9 million for the three months ended October 2, 1999, and increased as a percentage of net sales to 65.2% from 62.8% for the comparable prior-year period. The increase in the dollar amount of sales and marketing expenses during 2000 was primarily due to (i) 25 additional retail stores open in 2000, (ii) higher freight expenses, (iii) costs associated with the write off of certain assets ($.7 million); and (iv) investment in marketing and promotion of our sofa sleeper roll out ($1.9 million) partially offset by a decrease in media spending. Sales and marketing expenses increased as a percentage of net sales primarily due to (i) lower direct marketing sales, (ii) selling expenses in new stores increasing at a greater rate than net sales, and
(iii) the third quarter impact of asset write offs and sofa sleeper rollout, partially offset by a decrease in media spending.

GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased 2.5% to $7.7 million for the three months ended September 30, 2000 from $7.9 million for the three months ended October 2, 1999. The decrease in general and administrative expenses was primarily due to a decrease in the use of outside services and consulting, partially offset by the write off of certain assets ($.6 million).

OTHER INCOME, NET
Other income decreased by $342,000 to approximately $220,000 for the three months ended September 30, 2000 from $562,000 in other income for the three months ended October 2, 1999. The decrease was primarily due to lower cash levels affecting interest income in 2000 following repurchases of stock and capital expenditures in 1999 and 2000.

INCOME TAX BENEFIT
Income tax benefit increased to $3.2 million for the three months ended September 30, 2000 from $2.2 million for the three months ended October 2, 1999 due to an increase in the pretax loss in 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 WITH NINE MONTHS ENDED
 OCTOBER 2, 1999

NET SALES
Net sales increased 0.2% to $206.0 million for the nine months ended September 30, 2000 from $205.7 million for the nine months ended October 2, 1999. The increase in net sales was due primarily to (i) a $20.7 million increase from increased store months in 2000 as compared to 1999 and (ii) a $6.3 million increase in net sales from the Company's newly developed e-commerce channel, which increases were partially offset by (i) a $19.7 million decrease in direct marketing sales, (ii) a $5.6 million decrease in sales from the elimination of our roadshow distribution channel, and (iii) a $1.4 decrease due to 19 store closings in 2000.

GROSS MARGIN
Gross margin decreased to 64.1% for the nine months ended September 30, 2000 from 65.5% for the nine months ended October 2, 1999 primarily due to the use of higher discounted promotional offerings, increased costs of processing returned product, partially offset by a price increase for some of our products.

SALES AND MARKETING
Sales and marketing expenses increased 6.1% to $128.2 million for the nine months ended September 30, 2000 from $120.8 million for the nine months ended October 2, 1999, and increased as a percentage of net sales to 62.2% from 58.7% for the comparable prior-year period. The increase in the dollar amount of sales and marketing expenses during 2000 was primarily due to (i) 25 additional retail stores open in 2000 and (ii) higher freight expense, (iii) costs associated with the write off of certain assets ($.7 million) and (iv) investment in marketing and promotion of our sofa sleeper roll out ($1.9 million) partially offset by a decrease in media spending. Sales and marketing expenses increased as a percentage of net sales primarily due to (i) lower direct marketing sales and
(ii) selling expenses in new stores increasing at a greater rate than net sales, partially offset by a decrease in media spending.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 22.3% to $22.8 million for the nine months ended September 30, 2000 from $18.7 million for the nine months ended October 2, 1999. The increase in general and administrative expenses was primarily due to increased spending on infrastructure associated with anticipated growth and approximately $1.0 million in costs associated with staffing reductions.

OTHER INCOME, NET
Other income decreased by $606,000 to approximately $817,000 for the nine months ended September 30, 2000 from $1.4 million in other income for the nine months ended October 2, 1999. The decrease was primarily due to lower cash levels in 2000 following repurchases of stock and capital expenditures in 1999 and 2000.

INCOME TAX BENEFIT
Income tax benefit increased to $6.7 million for the nine months ended September 30, 2000 from $1.3 million for the nine months ended October 2, 1999 due to an increase in the pretax loss in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has been the sale of equity securities. We completed our initial public offering in December 1998, resulting in net proceeds of $44.6 million, which have been partially used for (i) the repayment of $15.0 million of debt, (ii) expansion of retail stores, (iii) expansion of manufacturing capabilities, (iv) the repurchase of 1,220,000 shares of Company common stock for $12.7 million and (v) the development of information technology systems. The Company had negative working capital of approximately $4.0 million at September 30, 2000, and positive working capital of $14.5 million at January 1, 2000.

Net cash used in operating activities for the nine months ended September 30, 2000 was approximately $5.6 million and consisted primarily of increases in inventory and prepaid expenses and the net loss adjusted for non-cash expenses partially offset by increases in accounts payable and receipt of an income tax refund. Net cash provided by operating activities for the nine months ended October 2, 1999 was approximately $12.5 million and consisted primarily of cash flows from operations before non-cash expenses, decreases in accounts receivable and increases in accounts payable partially offset by increases in inventory.

Net cash provided by investing activities was approximately $0.8 million for the nine months ended September 30, 2000 and net cash used in investing activities was $36.9 million for the nine months ended October 2, 1999. Investing activities consisted of purchases of property and equipment for new retail stores and plant additions in both periods and investments in store remodels in 2000. In addition, investments in marketable securities with maturities in excess of 90 days increased in 1999 and decreased in 2000. Lastly, in 1999 the Company invested $2.0 million in a minority owned affiliate.

Net cash provided by financing activities was approximately $486,000 for the nine months ended September 30, 2000 which consisted primarily of stock option exercises. Net cash used in financing activities for the nine months ended October 2, 1999 was approximately $7.8 million and consisted of $10.4 million used to repurchase Company common stock and $664,000 million used to repay debt, offset by stock option exercises.

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

We believe current plans for operating improvements, combined with existing cash balances will be sufficient to satisfy anticipated short-term working capital requirements. We are evaluating credit financing opportunities, in order to ensure access to funding, if necessary to execute short and long term plans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company holds securities classified as held to maturity. These securities have maturities of less than one year that management has the ability and intent to hold to maturity, are carried at amortized cost and have average interest rates of 6.7%.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.
               --------

               Exhibit
               Number                Description
              ---------             --------------
                 27.1               Financial Data Schedule

         (b)   Reports on Form 8-K
               -------------------
               None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SELECT COMFORT CORPORATION

November 14, 2000                        /s/ William R. McLaughlin
                                        ----------------------------------------
                                        William R. McLaughlin
                                        President and Chief
                                        Executive Officer (principal executive
                                        officer)


                                         /s/ James C. Raabe
                                        ----------------------------------------
                                        James C. Raabe
                                        Chief Financial Officer (principal
                                        financial and accounting officer)

                                  EXHIBIT INDEX

   Exhibit Number      Description                 Location
  ----------------    -------------               -----------
       27.1           Financial Data Schedule     Filed herewith electronically