Form 10-K
period 2000-12-30
SELECT COMFORT CORP
filed 2001-04-16
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                    FORM 10-K

(Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 28, 2001, 18,055,633 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was $16,500,517.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2001 Annual Meeting (the "2001 Proxy Statement").

                                TABLE OF CONTENTS

                              --------------------



PART I.........................................................................2

   ITEM 1.  BUSINESS...........................................................2
     General...................................................................2
     Business and Growth Strategy..............................................2
     Products..................................................................5
     Retail Stores.............................................................6
     Direct Marketing Operations...............................................7
     E-Commerce................................................................8
     Marketing and Advertising.................................................9
     Consumer Education and Customer Service..................................10
     Manufacturing and Distribution...........................................10
     Suppliers................................................................11
     Intellectual Property....................................................11
     Competition..............................................................11
     Consumer Credit Arrangements.............................................12
     Governmental Regulation..................................................12
     Employees................................................................12
     Certain Risk Factors.....................................................13

   ITEM 2.  PROPERTIES........................................................20

   ITEM 3.  LEGAL PROCEEDINGS.................................................20

   ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.................................22


PART II.......................................................................21

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SHAREHOLDER MATTERS...............................................23
     Number of Record Holders; Dividends......................................24
     Use of Proceeds from Initial Public Offering.............................24

   ITEM 6.  SELECTED FINANCIAL DATA...........................................25

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................26

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........32

   ITEM 8.  FIANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................32

   ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................32

PART III......................................................................30

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................33
     Directors, Executive Officers, Promoters and Control Persons.............33
     Section 16(a) Beneficial Ownership Reporting Compliance..................33

   ITEM 11. EXECUTIVE COMPENSATION............................................33

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT........................................................33

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................33

PART IV.......................................................................34

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K...............................................................34
     Index to Consolidated Financial Statements...............................31
     Index to Consolidated Financial Statement Schedules......................31
     Exhibits.................................................................32
     Reports on Form 8-K......................................................33


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

     Select Comfort(R), Sleep Number(R), Comfort Club(R), Sleep Better on Air(R), Sleep Insurance(R), The Sleep Number Bed by Select Comfort(TM) The Sleep Number Store by Select Comfort(TM), Firmness Control System(TM), Select Comfort Sofa Sleepaire(TM), Select Comfort Sofa Sleepaire Collection(TM) and the Company's stylized logos are trademarks and/or service marks of the Company.

                                     PART I

                              --------------------

     This Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth under the heading below entitled "Certain Risk Factors."

ITEM 1. BUSINESS

GENERAL
Select Comfort is the leading manufacturer, specialty retailer and direct marketer of premium quality, innovative adjustable-firmness beds and other sleep-related products. We believe we are revolutionizing the mattress industry by offering a differentiated product through a variety of service-oriented distribution channels.

Our products address broad-based consumer sleep problems, resulting in a better night's sleep. In comparison with traditional mattress products, our proprietary Sleep Number beds utilize adjustable air chamber technology to more naturally contour to the body, thereby generally providing:

-    better spinal alignment,
-    reduced pressure points,
-    greater relief of lower back pain,
-    greater overall comfort, and
-    better quality sleep.

Our Firmness Control System allows customers to independently customize each side of the Sleep Number bed to their ideal level of firmness, comfort and support.

Unlike traditional mattress manufacturers, we have historically sold our products directly to consumers through three controlled, complementary and service-oriented distribution channels:

- RETAIL, including company-operated retail stores and leased departments within larger retail stores,
-    DIRECT MARKETING, including a company-operated call center, and
-    E-COMMERCE, through our Web site at selectcomfort.com.

In 2000, we began to develop wholesale relationships with a leading home furnishings retailer and with the QVC shopping channel.

At December 30, 2000, our retail operations included 333 stores in 45 states, including 25 leased departments within larger retail stores.

Select Comfort was incorporated in Minnesota in February 1987. Our principal executive office is located at 6105 Trenton Lane North, Minneapolis, Minnesota 55442. Our telephone number is (763) 551-7000.

BUSINESS AND GROWTH STRATEGY
Following the arrival of William R. McLaughlin as the Company's new President and CEO at the end of the first quarter of fiscal 2000, we have focused on five primary strategic priorities: (i) building consumer awareness, (ii) rightsizing our cost structure, (iii) improving our sales conversion effectiveness, (iv) pursuing alternative distribution channels, and (v) continuously improving product quality, innovation and service levels. Each of these strategic priorities is discussed in greater detail below.

BUILDING AWARENESS. Lack of awareness among the broad consumer audience of our brand, product benefits and store locations has been our most significant barrier to growth. Though we have incurred significant cumulative advertising spending over the last few years, and we have a large customer base and extraordinary customer satisfaction ratings and referrals, we have had relatively low levels of consumer awareness of our brand, product benefits and store locations. We generally see a close correlation between consumer awareness levels in a market (due to factors such as the length of our presence in the market, our cumulative advertising spending, store density per population and word-of-mouth referrals) and our share of overall mattress sales in the market. As a result, our current marketing efforts are focused on increasing consumer awareness through appealing to a broader demographic audience with advertising and other marketing programs that showcase the unique features and benefits of our product.

Historically, our marketing personnel had been spread across our various sales channels. Early in 2000, we laid the groundwork for developing integrated, consistent and efficient marketing messages by consolidating our marketing personnel into one organization.

In mid-2000, we renewed our relationship with New York-based advertising agency Messner Vetere Berger McNamee Schmetterer/Euro RSCG to help us design and implement a breakthrough brand and marketing program. In the second half of 2000, working with this agency, the marketing team focused its efforts on the repositioning of our product, brand and marketing messages around our Sleep Number bed. Our Sleep Number campaign focuses on the unique features and benefits of our product: individualized and adjustable firmness, comfort and support to provide a perfect nights sleep. This message has broader appeal than many of our traditional marketing messages, is being delivered through the broader reach of prime time TV in selected markets, and is targeted at a broader demographic audience. We launched our Sleep Number campaign in two pilot markets in January 2001 and in six of our largest markets in February 2001, with encouraging initial results. See "-Marketing and Advertising."

RIGHTSIZING OUR COST STRUCTURE. In 2000, we began to implement initiatives to bring our cost structure in line with our sales volumes, with the ultimate objective of making our core bed business profitable at 2000 sales volumes and to enable funding of awareness building marketing programs. Specific actions taken to improve our cost structure include:

- Termination of non-core business initiatives, including catalog, road show and event marketing, and expenses related to investment in the initial launch of the sofa sleeper product line and relaunch of the Company's web site,

-    Rebalancing of manufacturing between our three plant locations,

- Selling expense savings from reducing our sales infrastructure by closing 27 under-performing retail stores and our direct call center in South Carolina, and by streamlining retail management and store staffing levels,

- Corporate general and administrative expense savings from reductions in corporate staff and consolidating our two Minneapolis offices,

- Logistics cost savings from systems and packaging improvements to enable shipping with Fed Ex as well as UPS,

- Product cost reductions with equal or superior quality and reduced product returns, and

-    Promotional   discount  reductions  through  improved  program  design  and controls.

In 2001, we are continuing to aggressively pursue additional cost saving opportunities. In April of 2001, we ceased manufacturing in our Minneapolis, Minnesota, plant. This plant will continue to function as a center for processing returns and warranty and replacement parts, and as a cross-dock for regional distribution. We reduced our workforce by 76 positions in April 2001 from the cessation of manufacturing in Minneapolis and from unrelated reductions in our corporate staff.

IMPROVING SALES CONVERSION. To improve the effectiveness of our sales conversion process, we have developed and are implementing a variety of initiatives, including:

- awareness building programs that are designed to drive more knowledgeable and motivated consumers to our points of distribution,

- a simplified and close-oriented selling process focused on the unique features and benefits of our product and the value proposition that our product delivers,

- enhancement of the consumer's in-store experience through the use of tools that better demonstrate the benefits of our products,

-    improvements in the appearance of our products,

- changes in our direct marketing call center strategy to drive more traffic to our retail stores,

- offering different and more creative financing alternatives for our customers,

- expanding our home delivery, assembly and mattress removal capability to additional markets,

- compensation and incentive plans that are more highly commission-driven and close-oriented, and

- changes in our promotional schedule to better leverage key consumer shopping dates.

ALTERNATIVE DISTRIBUTION CHANNELS. An important element of our growth strategy is to increase opportunities for consumers to become aware of, and to purchase, our products. In 2000, we tested two additional avenues for awareness and distribution.

In September 2000, we established our first wholesaling relationship with Gabberts, a leading home furnishings retailer in Minneapolis/St. Paul and Dallas metropolitan areas. In 2001, we are seeking to expand our relationship with Gabberts and to develop similar wholesaling relationships with other leading home furnishings retailers in additional markets. We believe that these relationships may enable us to leverage our advertising spending in key markets.

In October 2000, we tested the offering of our products on the QVC television shopping channel with a one hour program. This successful test led to an additional one-hour program in December 2000 and three hours in early March of 2001, each of which resulted in sales exceeding our expectations. We plan to expand our relationship with QVC in 2001, which we believe will increase overall consumer awareness of our product and brand in addition to providing an important sales channel.

INNOVATION AND CONTINUOUS PRODUCT LINE AND SERVICE LEVEL IMPROVEMENT. We believe that our future success will depend in part on our ability to continue to lead the mattress industry in innovation and to continue to improve our product line and service levels. In 2000, we reinvigorated our research and development capability to focus on continuous product improvements to deliver:

-    new and enhanced consumer benefits,

-    improved product quality, and

-    reduced product or delivery costs.

In the second half of 2000, we introduced our new line of foundations that provide both new and enhanced consumer benefits over the previous generation of foundations, as well as reduced product delivery costs. In addition, we have recently introduced new ticking for improved appearance of our Classic and Elite models.

In November 2000, we acquired the assets of SleepTec, Inc., the innovator and manufacturer of our sofa sleeper product. Until April 2001, we have been devoting a portion of our product development resources to improving the features, benefits and quality of this product line for a relaunch in the second half of 2001. In April 2001, consistent with our cost reduction efforts and in order to focus our resources on our core product line, we delayed the relaunch of this product line beyond 2001.

We have taken initial steps toward providing in-home delivery, assembly and mattress removal throughout the continental United States. To date, in-home delivery and assembly has been provided through our retail channel and is currently provided in connection with approximately 6% of our sales. We began testing mattress removal during the fourth quarter of 2000 and expect to offer this service in additional markets in 2001.

PRODUCTS
BEDS. Select Comfort offers four different Sleep Number bed models. Each bed comes in standard mattress sizes, ranging from twin to California king, as well as a waterbed replacement model. In addition, all Sleep Number beds feature a patented single- or dual-air chamber. The dual chamber allows each side of the mattress to be adjusted independently with the Firmness Control System for personalized comfort and support.

Our Imperial and Ultra Series of mattresses feature a patented wireless remote control with a digital display of the user's Sleep Number, which reflects the level of firmness and allows the consumer to easily adjust and readjust the firmness level to their personal preference. This feature is also available with our Classic and Elite Series of beds for an additional charge.

The air chambers of a Sleep Number bed are surrounded on all sides by a high-density foam perimeter to provide strong edge support. For added comfort, we offer a plush pillowtop option with an extra cushion of support designed to cradle the body. All Sleep Number mattresses are enclosed by comfortable, durable Belgian Damask covering which combines cotton and/or rayon for comfort and durability.

The contouring and support of a Sleep Number mattress works best with a specially designed foundation from Select Comfort. Used in place of a box spring, this durable foundation is uniquely designed to complement the air chambers and maintain a consistent support surface for the life of the bed. It is designed with interlocking panels for maximum structural integrity, as well as high-density polymer side panels and lateral support beams for additional support. And unlike traditional box springs, the foundation can be easily moved around corners and up and down stairs. The Select Comfort foundation is made of 100 percent recyclable material.

Sleep Number beds can be quickly assembled by customers through a simple tool-free process. Furthermore, because air is the primary support material of the mattress, Sleep Number beds do not lose their shape or support over time like traditional mattresses and box springs. Each bed is accompanied with instructional product brochures and easy-to-follow assembly instructions, is certified by Underwriter's Laboratories and is backed by a 20-year limited warranty and our 30 Night Trial and Better Night's Sleep Guarantee. We have historically offered our customers a 90-night in-home trial period under which the customer may return the bed within the first 90 days for a refund. The customer is obligated to pay the return shipping charge. Effective May 29, 2001, we plan to shorten our in-home trial period to 30 days.

ACCESSORY PRODUCTS. In addition to mattresses and matching foundations, we offer a line of accessory products, including bed frames and a line of high quality mattress pads and specialty pillows, all designed to provide superior comfort and better quality sleep.

SOFA SLEEPERS. In 2000, we introduced a line of sofa sleepers with air-supported mattresses in select markets. This product offers significant advantages over traditional sofa sleeper products, including an 11-inch thick air supported mattress that provides all the benefits of adjustable and individualized comfort, firmness and support. In November 2000, we acquired the assets of SleepTec, Inc., the innovator and manufacturer of our sofa sleeper product. Until April 2001, we have been devoting a portion of our product development resources to improving the features, benefits and quality of this product line for a relaunch in the second half of 2001. In April 2001, consistent with our cost reduction efforts and in order to focus our resources on our core product line, we delayed the relaunch of this product line beyond 2001.

PRODUCT ENGINEERING. We maintain an active engineering department that continuously seeks to enhance our knowledge of sleep science and to improve current product performance and benefits. Through customer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products.

Since the introduction of our first bed, we have continued to improve and expand our product line, including quieter Firmness Control Systems, remote control gauges with digital settings, more luxurious fabrics and covers, new generations of foams and foundation systems and enhanced border walls. Our research and development expenses were $.9 million for 2000, $1.9 million for 1999 and $1.6 million for 1998.

RETAIL STORES
Since our first retail stores were opened in 1992, an increasing percentage of our net sales has occurred at our retail stores, and retail store sales now account for a majority of our net sales. At December 30, 2000, we had 333 stores in 45 states, including 25 leased departments. In 2001, we currently plan to close at least 14 under-performing retail locations and to open approximately 13 retail stores.

STORE ENVIRONMENT. Our previous store design featured novel visual images on the walls in order to command attention to our innovative products. In 2000 we adopted a new store design with a bedroom-like setting intended to convey a sense of sophistication and quality that reinforces Select Comfort's brand image as synonymous with sleep solutions. We remodeled approximately 66 of our stores with this updated retail store design in 2000. In connection with the launch of our Sleep Number campaign in two markets in January and six of our largest markets in February, the store marquees in these markets were changed to "The Sleep Number Store." Internal signage in all of our stores nationwide has been changed to support the Sleep Number brand and product message. Our retail stores are principally showrooms, averaging approximately 900 square feet, with several display models from our line of air beds and a full display of our branded accessories.

Our sales professionals play an important role in creating an inviting and informative retail environment. These professionals receive extensive training regarding the features and benefits of our proprietary technology and products as well as on the overall importance of sleep quality. This enables them to more effectively introduce consumers to our products, emphasize the features and benefits that distinguish Select Comfort beds from traditional mattresses, determine the consumers' needs, encourage consumers to experience the comfort and support of Sleep Number beds and answer questions regarding our products.

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

MARKETING AND ADVERTISING. We historically have supported some of our multiple store markets with media primarily focused on the use of radio personalities. In connection with the Sleep Number campaign in selected markets, we have broadened our media reach and target audience through drive-time radio prime-time TV and periodic newspaper inserts. The Sleep Number campaign has to-date been introduced in two pilot markets and in six of our strongest markets, in terms of sales and store density, to best leverage the media spending. In addition, our integrated approach to marketing across our multiple channels is designed to deliver consistent messages about our Sleep Number beds and to direct customers to our retail stores.

We also support new store openings with mailings to direct response inquiries and potential prospects in the market, and in some markets with print and radio advertisements.

MANAGEMENT AND EMPLOYEES. Our stores are currently organized into six regional areas and 39 geographic districts, with approximately eight to 10 stores in each district. Each regional sales director oversees approximately seven geographic districts. Each district has a district sales manager who is responsible for the sales and operations and who reports to a regional sales director. The district sales managers frequently visit stores to review merchandise presentation, sales force product knowledge, financial performance and compliance with operating standards. The typical staff of a Select Comfort store consists of one store manager and two full-time sales professionals. In order to maintain high operating standards, we recruit store managers who typically have one to four years of experience as a store manager in specialty retailing. Our sales professionals devote substantially all of their efforts to sales and customer service, which includes helping customers and generating and responding to inquiries. In addition, to promote consumer education, ensure customer satisfaction and generate referrals, the sales professionals place follow-up calls to customers who have made recent purchases or inquiries.

TRAINING AND COMPENSATION. All store personnel receive comprehensive on-site training on our technology and sleep expertise, the features and benefits of our beds, sales and customer service techniques and operating policies and guidelines. Initial training programs are reinforced through detailed product and operating manuals and periodic performance appraisals. All store sales professionals receive base compensation and are entitled to commissions based on individual and store-wide performance. In 2001, our compensation program will be more heavily commission-based, which we believe will enable us to attract and retain more sales-oriented store professionals. Regional sales directors, district sales managers and store managers are eligible to receive, in addition to their base compensation, incentive compensation for the achievement of performance objectives by the stores within their responsibility.

DIRECT MARKETING OPERATIONS
Many consumers' initial exposure to the Select Comfort Sleep Number bed is through our direct marketing operations. Typically, an interested consumer will respond to one of our advertisements by calling our toll-free number.

On this call, one of our direct marketing sales professionals captures information from the consumer, begins the consumer education process, takes orders, or, if appropriate, sends a thorough information packet or directs the consumer to our other distribution channels (retail or e-commerce). The direct marketing operations are conducted by knowledgeable and well-trained sales professionals, including a group of over 30 sales professionals who field incoming direct marketing inquiries, and over 10 sales professionals who make outbound calls to consumers who have previously contacted us. The direct marketing operations also include a database marketing department that is responsible for the mailing of product and promotional information to direct response inquiries. We maintain a database of information on approximately 6.6 million inquiries, including customers who have purchased a bed from us.

In the direct marketing channel, our advertising message is communicated through targeted print and radio advertisements, use of infomercials and short-form direct TV advertising and through product brochures, videos and other product and promotional materials mailed in response to consumer inquiries at various intervals. Recently, the direct marketing channel has relied heavily on nationally syndicated radio personalities, such as Paul Harvey and Rush Limbaugh, and has expanded print and direct mail programs. Our direct marketing operations continually monitor the effectiveness and efficiency of our advertising through tracking the cost per inquiry and cost per order of our advertising, and use sophisticated media buying techniques to improve efficiency.

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

E-COMMERCE
Our Web site at selectcomfort.com provides consumers with a wide array of useful information as well as the convenience to order our products online or to call to order from one of our internet-dedicated sales professionals. Since building the capability to take online orders in May 1999, our e-commerce channel has continued to add functionality and content to educate consumers regarding:

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

We launched our redesigned Web site in the second half of 2000 with an updated look and feel that is attractive, professional and reinforces the Select Comfort brand image. The redesigned site allows greater functionality to provide more personalization, guided selling, dynamic content and promotions and a more robust online shopping experience. The site is maintained through a content management system that allows for efficient management of Web site content as well as technical maintenance.

Earlier this year we launched a new site, sleepnumber.com, to support the Sleep Number brand in the advertising test markets. The site offers visitors the opportunity to estimate their Sleep Number online and includes a store locator to encourage them to visit a store to find their Sleep Number on a Sleep Number bed.

On March 28, 2001, we launched another site, beds.com, to increase awareness of the Sleep Number bed and air-supported sleep systems as an important bed category. The target audience is shoppers at any point in the mattress consideration process. Beds.com provides mattress comparisons between types of beds (from innerspring to water), leading brands, important mattress features to look for, price and value and includes tips for choosing the right mattress. The site also provides specific information on the Sleep Number bed and links to selectcomfort.com for additional information. The beds.com site will be advertised on our online shopping portals and we intend to monitor traffic to the site and the impact on awareness levels and sales. Our goal is to increase awareness of our product category and its unique benefits, bringing the Sleep Number bed into the consideration set for people currently in the mattress shopping cycle.

MARKETING AND ADVERTISING
Lack of awareness among the broad consumer audience of our brand, product benefits and store locations has historically been our most significant barrier to growth. Despite significant cumulative advertising spending over the last few years, and our large customer base with extraordinary customer satisfaction ratings and referrals, we generally have relatively low levels of consumer awareness. Although awareness levels are higher in certain markets, our national brand awareness has only been about 3%, compared with 40% to 60% or more for some of our competitors offering traditional innerspring mattresses. Our current marketing efforts are therefore directed at increasing consumer awareness through a broader message, focused on the unique features and benefits of our product, delivered through broader reach media and appealing to a broader demographic audience.

In the second half of 2000, our marketing team focused on the repositioning of our product, brand and marketing messages around the unique and proprietary features and benefits of our Sleep Number bed. The Sleep Number bed offers adjustable and individualized firmness and a numerical representation of the consumer's ideal level of firmness, comfort and support to provide a perfect night's sleep. The architecture of the Sleep Number marketing campaign is that knowing your Sleep Number is the key to a perfect night's sleep; you can only find your Sleep Number on a Sleep Number bed; and you can only purchase a Sleep Number bed at The Sleep Number Store by Select Comfort. This architecture is designed to build strong brand, product and store awareness.

We believe this Sleep Number message enables consumers to more quickly understand the unique benefits of our product and has broader appeal than many of our traditional marketing messages.

In early 2001, a new integrated  advertising  campaign was introduced into eight
test  markets,   and  has  produced  favorable   initial,   in  comparison  with
non-advertised markets.

Through the broader reach of prime-time TV and drive-time radio, the Sleep Number messages are targeted at a broader demographic audience than we have traditionally reached. The campaign includes five 30-second TV spots run at prime time on local network affiliates, seven 30-second radio spots, with periodic newspaper advertising for urgency messages. We are testing various levels of spending and media mixes with this advertising during 2001.

We have plans to roll this campaign to more markets in 2001, depending on the efficiency and effectiveness we see from the initial markets.

Though the initial focus of the Sleep Number campaign is on our retail stores, through the integration of our marketing messages across all of our channels, the Sleep Number repositioning is company-wide, including our direct and e-commerce channels. Retail store marquees have been changed to "The Sleep Number Store" only in the eight markets with full media support. Internal signage in all of our stores has been changed to support the Sleep Number brand and message.

The Sleep Number campaign is being funded by reductions in other less efficient advertising and by reductions in promotional discounts that do not contribute to brand, product or store awareness levels. In total, year 2001 marketing expenditures are planned to be lower than the year 2000, despite this new initiative.

Though it is too soon to draw definitive conclusions regarding the effectiveness and efficiency of the Sleep Number campaign from the initial markets, early results indicate significant additional product and brand awareness, as well significant additional store traffic and sales in comparison with non-advertised markets.

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

Our controlled distribution channels optimize our direct contact with customers and allow us to respond quickly to customer service inquiries and enhance customer satisfaction. Our multiple distribution channels also enhance the convenience for the consumer to purchase products through a variety of venues. In addition, we have been testing the offering of in-home delivery, assembly and mattress removal services in selected markets. We are developing plans to ultimately provide these services nationwide across all of our distribution channels in order to increase overall sales and enhance customer satisfaction.

We maintain an in-house customer service department of over 40 customer service representatives who receive extensive training in sleep technology and all aspects of our products and operations. Our customer service representatives field customer calls and also interact with each of our retail stores to address customer questions and concerns raised with retail sales professionals. The customer service department makes outbound calls to new customers during our in home trial phase to answer questions and provide solutions to possible problems in order to enhance customer education, build customer satisfaction and reduce returns.

MANUFACTURING  AND  DISTRIBUTION
Our manufacturing operations are located in Minneapolis, Minnesota, Columbia, South Carolina, and Salt Lake City, Utah. These operations consist of quilting and sewing of the fabric covers for our beds, assembly of Firmness Control Systems and final assembly and packaging of mattresses and foundations from contract manufactured components. In April 2001, we discontinued manufacturing in our Minneapolis location. We will continue to process returns and warranty claims in this location, but manufacturing of our beds will occur only in our Columbia and Salt Lake City plants. We believe we have sufficient capacity in these plants to meet anticipated increases in demand for the foreseeable future.

We manufacture beds to meet orders rather than to stock inventory, which enables us to maintain lower levels of inventory. As we expand our home delivery and assembly services, we may use regional distribution centers that would stock inventory to fill orders on a more expedited basis. Orders are currently shipped from one of our three distribution centers, primarily via UPS, typically within 48 hours following order receipt, and are usually received by the customer within five to seven business days after shipment. We are continually evaluating alternative carriers on a national and regional basis, as well as testing providers of in-home assembly services in selected markets.

SUPPLIERS
We currently obtain all of the materials and components used to produce our beds from outside sources. Components for the Firmness Control Systems are obtained from a variety of domestic sources. Quilting and ticking materials are obtained from a supplier that produces both in Belgium and in the United States. Components for foundation systems are obtained primarily from two domestic sources.

Our proprietary air chambers are produced to our specifications by one Eastern European supplier under a supply contract expiring in August 2001 (subject to automatic renewal if neither party gives 90 days' notice of non-renewal), pursuant to which we are obligated to purchase certain minimum quantities. We expect to continue the relationship with the Eastern European supplier for the foreseeable future. We believe that we would be able to procure an adequate supply of air chambers from other sources on a timely basis if the supply contract is terminated or the Eastern European supplier is otherwise unable to supply air chambers.

INTELLECTUAL PROPERTY
Certain elements of the design and function of our beds and sofa sleeper products are the subject of United States and foreign patents and patent applications owned by us. We have 37 issued U.S. patents and 27 U.S. patent applications pending. We also held 15 foreign patents and had 22 foreign patent applications pending as of December 30, 2000.

The name "Select Comfort" and our logo are trademarks registered with the United States Patent and Trademark Office. We have a number of other registered marks, including the trademarks "Sleep Number" and "Sleep Insurance," the service marks "Comfort Club" and "Sleep Better on Air," and a number of unregistered marks, including the trademark "The Sleep Number Bed by Select Comfort" and the service mark "The Sleep Number Store by Select Comfort." Several of these trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each federally registered mark is renewable indefinitely if the mark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our right to use our marks.

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

COMPETITION
The mattress industry is highly competitive. Participants in the mattress industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. Our beds compete with a number of different types of mattress alternatives, including innerspring mattresses, waterbeds, futons and other air-supported mattresses that are sold through a variety of channels, including furniture stores, bedding specialty stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. We believe that our success depends in part on increasing consumer awareness and acceptance of our existing products and the continuing introduction of products that have qualities and benefits which differentiate our products from those offered by other manufacturers.

The traditional mattress industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring mattresses with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, Simmons and Spring Air. The balance of the mattress market is served by over 700 manufacturers, primarily operating on a regional basis. Many of these competitors, and in particular the four largest manufacturers named above, have greater financial, marketing and manufacturing resources and better brand name recognition than we do, and sell their products through broader and more established distribution channels.

A number of companies have begun to offer air beds in recent years, including Simmons. There can be no assurance that these companies or any other mattress manufacturer, including the major innerspring manufacturers named above, will not aggressively pursue the air bed market or be successful in obtaining significant market share of the air bed category. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could have a material adverse effect on our business, financial condition and operating results.

CONSUMER CREDIT ARRANGEMENTS
Through a private label consumer credit facility provided by Conseco Bank, Inc. (the "Bank"), we offer our qualified customers an unsecured revolving credit arrangement to finance purchases from us. The Bank sets the rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, the Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts.

We have recently been in discussions with the Bank regarding the terms under which the Bank will continue to make this credit facility available to our customers. As a result of these discussions, we have agreed to establish a reserve in the amount of $1 million to protect the Bank against potential losses from consumer returns. This reserve will be established in part from the proceeds of our pending financing transaction and in part through a discount from the proceeds of credit sales that we receive from the Bank. We have also agreed that, in the event of any termination of our agreement with the Bank and replacement of the Bank by an alternative third-party provider of consumer financing, at the request of the Bank we will purchase the Bank's outstanding portfolio of customer accounts for a pre-determined formula price.

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

EMPLOYEES
At December 30, 2000, we employed 1,853 persons, including 1,185 retail store employees, 53 direct marketing employees 72 customer service employees, 327 manufacturing and distribution employees and 216 management and administrative employees. Approximately 191 of our employees were employed on a part-
time basis at December 30, 2000. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

CERTAIN RISK FACTORS
There are several important risk factors that could cause our actual results to differ materially from those anticipated by us or which may impact any of our forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY. Since inception, we have incurred substantial operating losses and there can be no assurance that our business and growth strategy will enable us to achieve profitability on a quarterly or annual basis in future periods. Our future operating results will depend on a number of factors, including:

- Our ability to successfully execute the strategic initiatives outlined above under "--Business and Growth Strategy,"

- The efficiency and effectiveness of our Sleep Number campaign and other marketing programs in building product and brand awareness, driving traffic to our points of sale and in increasing sales,

-    The level of consumer acceptance of our products,

- Our ability to fully execute and realize the benefits of the cost savings initiatives outlined above under "--Business and Growth Strategy,"

- Our ability to cost-effectively sell our products through wholesale or alternative distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending,

- Our ability to continuously improve our products to achieve new and enhanced consumer benefits, better quality and reduced costs,

- Our ability to realize increased sales and greater levels of profitability through our retail stores,

-    Our  ability  to  cost-effectively  close  additional   underperforming  or
     unprofitable store locations, or to negotiate rent concessions,

- Our ability to hire, train, manage and retain qualified retail store management and sales professionals,

- Our ability to maintain cost-effective production and delivery of our products,

- Our ability to successfully expand our home delivery, assembly and mattress removal capability on a cost-effective basis,

- The ability of various third-party providers of delivery, assembly and mattress removal services to provide quality services on a cost-effective basis,

- Our ability to successfully commercialize our sofa sleeper product line across our distribution channels and in major markets,

- Our ability to successfully identify and respond to emerging trends in the mattress industry,

-    The level of competition in the mattress industry,

-    General economic conditions and consumer confidence.

There can be no assurance that we will be successful in achieving our strategic plan or that this strategic plan will restore our company to historical sales growth rates or to profitability. Failure to successfully execute any material part of our strategic plan could have a material adverse effect on our business, financial condition and operating results.

LIQUIDITY AND CAPITAL RESOURCES. The report of our independent accountants contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern as a result of our negative cash flows and pre-tax operating losses of $26.0 million and $15.0 million in 2000 and 1999, respectively, and negative working capital of $18.2 million at December 30, 2000. As a result of fiscal 2000 operating losses and the recent downturn in the economy, which has adversely affected our sales trends, our current cash flows may not be sufficient to meet our near-term liquidity needs. Our near-term cash needs are further impacted by (i) the seasonality of our business, with lower sales volumes historically occurring during the second quarter, (ii) the timing of marketing and advertising expenditures, which are higher in the early part of the year when direct marketing advertising rates are more favorable, and (iii) working capital needs as we expand our wholesale activities through a significant QVC sales event planned for May. Based on the estimated cash impact of the items outlined above, offset in part by more aggressive efforts to manage our working capital needs, we estimate that between $2 million and $8 million of additional working capital is required during the second and third quarters.

Since the beginning of fiscal 2000, we have undertaken efforts to substantially reduce our cost structure as outlined above in "-- Business and Growth Strategy." Following the recent downturn in the economy and evaluation of the related impact on our anticipated sales volumes, we implemented further cost saving initiatives. We expect that these cost reductions, along with efforts to increase our product and brand awareness, improve our sales conversion effectiveness and expand our points of distribution, will result in positive cash flows from operations for the second half of fiscal 2001.

Since the fourth quarter of 2000, we have been pursuing $10 million or more of working capital financing from a variety of potential sources. Due to our traditional business model, under which we manufacture product to meet consumer orders and maintain minimal levels of finished goods inventory, the recent economic downturn, and recent tightening of credit markets, we have been unable to obtain traditional asset-based financing. We therefore have recently begun pursuing a private placement of $10 million to $12 million of senior secured debt securities convertible into shares of our common stock together with
detachable   warrants  to  purchase  additional  shares  of  our  common  stock.
Consummation of this financing as currently contemplated would result in substantial dilution to current shareholders.

We have received non-binding indications of interest from several potential investors for a significant portion of the minimum amount of this private placement, and we are continuing to have discussions with other potential investors. We believe that we will be able to consummate this financing. However, binding commitments have not been received and significant conditions to closing remain to be met, and therefore no assurance can be given that we will be able to consummate this financing on satisfactory terms, or at all.

In addition to pursuing the financing described above, we have been aggressively managing our costs and cash flow to preserve and extend our cash resources. Near the end of 2000, we began to undertake efforts to rightsize our cost structure. The economic downturn at the end of 2000 adversely affected sales trends, resulting in the identification and execution of additional cost reduction measures. Efforts included termination of non-core business initiatives, closure of certain facilities, including one of three manufacturing facilities, one of two administrative offices and one of two call centers, closure of 27 stores in 2000 with plans to close 14 stores in 2001, reduction of corporate and administrative overhead and staffing, and adjustment of advertising, promotional and other marketing programs. We are also pursuing programs to improve our liquidity, including negotiation of supplier and landlord payment terms, the reduction of inventory levels and the deferral of capital programs.

We believe that the financing mentioned above, or other alternatives that might become available, planned and implemented cost reduction efforts and the aggressive management of current and future cash resources will provide sufficient working capital to fund our operations for the foreseeable future. If for any reason we are unable to obtain additional financing, or if our cash management efforts were not sufficient to preserve enough cash to meet our near-term liquidity needs, we may not be able to continue as a going concern, which may result in material asset impairment or restructuring charges, other material adverse changes in our business, results of operations or financial condition, or the loss by shareholders of all or a part of their investment in the Company.

See "Management's Discussion and Analysis of Financial Condition and results of Operations - Liquidity and Capital Resources."

EFFECTIVENESS AND EFFICIENCY OF ADVERTISING EXPENDITURES. Advertising expenditures were $33.4 million, $43.4 million and $31.6 million in 2000, 1999 and 1998, respectively. Our overall marketing spending is being managed downward, but with greater emphasis toward awareness-building advertising. Our future growth and profitability will be dependent in part on the effectiveness and efficiency of our advertising expenditures, including our ability to:

-    create greater awareness of our products and brand name,
- determine the appropriate creative message and media mix for future advertising expenditures,
- effectively manage advertising costs (including creative and media) in order to maintain acceptable costs per inquiry, costs per order and operating margins, and
-    convert inquiries into actual orders.

No assurance can be given that our planned advertising expenditures will result in increased sales, will generate sufficient levels of product and brand name awareness or that we will be able to manage our advertising expenditures on a cost-effective basis.

FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS. Our comparable store sales results have fluctuated significantly in the past and these fluctuations are likely to continue. Stores enter the comparable store calculation in their 13th full month of operation. Our comparable store sales increases were 0.2% for 2000, 4.7% for 1999, 17.9% for 1998 and 34.6% for 1997.* Our comparable store sales results have fluctuated significantly from quarter to quarter with increases ranging from -4.1% to 36% on a quarterly basis for 1997 through 2000. There can be no assurance that our comparable store sales results will not fluctuate significantly in the future.

A variety of factors affect our comparable store sales results, including:

- levels of consumer awareness of our products, brand name and store locations,
-    levels of consumer acceptance of our existing and new products,
- higher levels of sales in the first year of operations as each successive class of new stores is opened,
-    comparable store sales performance in prior periods,
-    the maturation of our store base,

---------------------------
* Fiscal 1997 was a 53-week year versus 52 weeks for 1999 and 1998. Comparable store sales for 1998 and 1997, adjusted to 52 weeks, would be 27.3% and 26.1%, respectively.

- the amount, timing and relative success of promotional events, advertising expenditures, new product introductions and product line extensions,
-    the quality and tenure of store-level managers and sales professionals,
-    the amount of competitive activity,
-    the evolution of store operations,
-    changes in the sales mix between our distribution channels, and
-    general economic conditions and consumer confidence.
Decreases in comparable store sales results could have a material adverse effect on our business, financial condition and operating results.

QUARTERLY FLUCTUATIONS AND SEASONALITY. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including:

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

Our business is also subject to some seasonal influences, with lower seasonal sales in the second quarter and heavier concentrations of sales during the fourth quarter holiday season due to higher mall traffic.

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

RELIANCE UPON PROVIDER OF CONSUMER CREDIT FACILITY. Through a private label consumer credit facility provided by Conseco Bank, Inc. (the "Bank"), we offer our qualified customers an unsecured revolving credit arrangement to finance purchases from us. The Bank sets the rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, the Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts.

We have recently been in discussions with the Bank regarding the terms under which the Bank will continue to make this credit facility available to our customers. As a result of these discussions, we have agreed to establish a reserve in the amount of $1 million to protect the Bank against potential losses from consumer returns. This reserve will be established in part from the proceeds of our pending financing transaction and in part through a discount from the proceeds of credit sales that we receive from the Bank. We have also agreed that, in the event of any termination of our agreement with the Bank and replacement of the Bank by an alternative third-party provider of consumer financing, at the request of the Bank we will purchase the Bank's outstanding portfolio of customer accounts for a pre-determined formula price.

Our agreement with the Bank also contains a provision permitting the Bank to terminate the agreement in the event of a material adverse change in our operations, financial condition, business or prospects. If we are unable to obtain additional financing, no assurance can be given that the Bank will not take action to terminate the agreement or request material changes to the terms under which the Bank will continue to provide financing for our customers. Termination of our agreement with the Bank, or any material change to the terms of our agreement with the Bank or in the availability or terms of credit for our customers from the Bank, could have a material adverse effect on our business, sales, results of operations or financial condition.

RELIANCE UPON SUPPLIERS; SINGLE SOURCE OF SUPPLY OF AIR CHAMBERS; FOREIGN SOURCES OF SUPPLY. The inability of our suppliers to meet, for any reason, our requirements for any components of our bed products, or our requirements of sofa sleeper products, could have a material adverse effect on our business, financial condition and operating results. Our air chambers are currently obtained from a single source of supply. If this supplier became unable or unwilling for any reason to continue to supply us with air chambers, our operations could be materially adversely affected. We currently have a supply agreement with this single source of supply that expires in August 2001 (subject to automatic renewal if neither party gives 90 days' notice of non-renewal), but there can be no assurance that this single source of supply will not be disrupted for any reason. In addition, since our air chambers and certain other supplies are manufactured outside the United States, our operations could be materially adversely affected by the risks associated with foreign sourcing of materials, including:

-    political instability resulting in disruption of trade,
- existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States or increase the cost of such goods, and
- any significant fluctuation in the value of the dollar against foreign currencies.

With the exception of our air chambers, we have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to components. The inability or failure of one or more key suppliers to supply components, the loss of one or more key suppliers or a material change in our purchase terms could have a material adverse effect on our business, financial condition and operating results.

RELIANCE UPON CARRIERS. Historically, we have relied almost exclusively on UPS for delivery of our products to customers. For a significant portion of the third quarter of 1997, UPS was unable to deliver our products within acceptable time periods, causing delays in deliveries to customers and requiring us to use alternative carriers. No assurance can be given that UPS will not experience difficulties in meeting our requirements in the future. In 2000, we began to shift a portion of our product delivery business to Federal Express. We continue to evaluate alternative carriers on a national and regional basis, as well as providers of in-home delivery and assembly services. There can be no assurance that alternative carriers will be able to meet our requirements on a timely or cost-effective basis. Any significant delay in deliveries to customers or increase in freight charges may have a material adverse effect on our business, financial condition and operating results.

RETURN POLICY AND PRODUCT WARRANTY. Part of our marketing and advertising strategy focuses on providing an in-home trial period during which customers may return their Sleep Number bed and obtain a refund of the purchase price. We plan to shorten this in-home trial period from 90 nights to 30 nights effective as of May 29, 2001. We believe that a 30-night trial period is competitive within our industry and sufficient to enable consumers to experience the features and benefits of our products. No assurance can be given, however, that this change in policy will not have a material adverse effect on our sales volumes or return rates. Any significant decrease in sales volumes or increase in return rates could have a material adverse effect on our business, financial condition and operating results. We also provide our customers with a limited 20-year warranty on our beds. We have only been selling beds in significant quantities since 1992. There can be no assurance that our warranty reserves will be adequate to cover future warranty claims. Significant warranty claims in excess of our warranty reserves could have a material adverse effect on our business, financial condition and operating results.

SALES TAX CONSIDERATIONS. Prior to May 2000, in compliance with state and federal tax regulations, our direct marketing and e-commerce channels did not collect sales tax from customers residing in certain states. Industry experts believe these regulations potentially provide a competitive advantage to direct marketers and e-commerce companies over retailers located within these states and who are required to collect sales tax. In connection with our provision of in-home delivery and assembly of our products to customers through all of our distribution channels, as well as the execution of our integrated marketing plan, we began collecting sales tax on sales in all states. While we believe the execution of these initiatives will positively impact the overall performance of our company, the impact of this change could negatively impact sales.

PRODUCT DEVELOPMENT AND ENHANCEMENTS. Our growth and future success will depend upon our ability to enhance our existing products and to develop and market new products on a timely basis that respond to customer needs and achieve market acceptance. There can be no assurance that we will be successful in developing or marketing enhanced or new products, or that any such products will be accepted by the market. Further, there can be no assurance that the resulting level of sales of any of our enhanced or new products will justify the costs associated with their development and marketing.

MARKET ACCEPTANCE. The U.S. mattress market is dominated by four large manufacturers of innerspring mattresses. Our air chamber technology represents a significant departure from traditional innerspring mattresses. The market for air beds is continuing to evolve and the success of our products will be dependent upon both the continued growth of this market and upon market acceptance of our beds. The failure of our beds to achieve market acceptance for any reason would have a material adverse effect on our business, financial condition and operating results.

INTELLECTUAL PROPERTY PROTECTION. No assurance can be given that our current patents or pending patent applications will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our beds or other products. In addition, there can be no assurance that copyright, trademark, trade secret, unfair competition and other intellectual property laws, nondisclosure agreements and other protective measures will preclude competitors from developing products similar to our products or otherwise competing with us. In addition, the laws of certain foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States.

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

COMPETITION. The mattress industry is highly competitive. Our Sleep Number beds compete with a number of different types of mattress alternatives, including innerspring mattresses, waterbeds, futons and other air-supported mattresses that are sold through a variety of channels, including furniture stores, bedding specialty stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

The traditional mattress industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring mattresses with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, Simmons and Spring Air. Over 700 manufacturers, primarily operating on a regional basis serve the balance of the mattress market. Many of these competitors, and in particular the four largest manufacturers named above, have greater financial, marketing and manufacturing resources and better brand name recognition than we do, and sell their products through broader and more established distribution channels.

A number of companies have begun to offer air beds in recent years, including Simmons. There can be no assurance that these companies or any other mattress manufacturer, including the major innerspring manufactures named above, will not aggressively pursue the air bed market or be successful on obtaining significant market share of the air bed category. Any such competition by the established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could have a material adverse effect on our business, financial condition and operating results.

SHAREHOLDER LITIGATION. Select Comfort and certain former officers and directors have been named as defendants in a class action lawsuit filed on behalf of shareholders in U.S. District Court in Minnesota. The named plaintiffs, who purport to act on behalf of a class of purchasers of our common stock during the period from December 4, 1998 to June 7, 1999, charge the defendants with violations of federal securities laws. The suit alleges that we and the former directors and officers failed to disclose or misrepresented certain information concerning our business during the class period. The complaint does not specify an amount of damages claimed. While we believe that the complaint is without merit and intend to vigorously defend the claims, there can be no assurance that we will be successful in defending the lawsuit. Defense of the suit could be expensive and may create a distraction to the management team. If we are unsuccessful in defending the suit, an adverse judgment could have a material adverse effect on our consolidated financial condition or results of operations.

POSSIBLE DELISTING FROM NASDAQ STOCK MARKET. Our common stock is currently quoted on the Nasdaq National Market under the symbol "SCSS." We are currently in compliance with Nasdaq's continued listing standards, including standards for minimum net tangible assets, public float, minimum bid price, number of shareholders and number of market makers. If we are unable to complete our private placement or obtain other financing, or if we are unable to successfully implement our strategic initiatives to achieve profitability, we may not be able to meet the financial requirements for continued listing on the Nasdaq National Market.

In the event that our common stock were to be delisted from the Nasdaq National Market and we were ineligible for listing on the Nasdaq SmallCap Market, our common stock would thereafter likely be quoted in the "over-the-counter" market and eligible to trade on the OTC bulletin board. If our common stock traded on the OTC bulletin board, trading, if any, would be subject to the "penny stock" rules under the Securities Exchange Act of 1934. Consequently, the liquidity of our common stock could be impaired, not only in the number of shares that could be bought and sold, but also through delays in the timing of the transactions, reductions in the security analysts' and the news media's coverage of our stock, and lower prices for our common stock than it might otherwise attain.

VOLATILITY IN MARKET PRICE OF COMMON STOCK. The market price of our common stock has fluctuated significantly in the past and may do so in the future. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are outside of our control, including without limitation the following factors:

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

We lease approximately 122,000 square feet of space in Minneapolis for one of our manufacturing and distribution centers, our direct marketing call center, a customer service center and a research and development center, which lease expires in 2004. We also lease approximately 105,000 square feet of space in Columbia, South Carolina, for another manufacturing and distribution center, which lease expires in 2003. We have also leased approximately 100,800 square feet in Salt Lake City for an additional manufacturing and distribution center, opened in May of 1999, which lease expires in 2009. We lease another 16,100 square feet of office space in the Minneapolis area, which we have vacated. We are in the process of seeking a sublessee for this space.

ITEM 3.    LEGAL PROCEEDINGS

Select Comfort and certain former officers and directors were named as defendants in a class action lawsuit initially filed on June 1, 1999 on behalf of shareholders in U.S. District Court in Minnesota. The named plaintiffs, who purport to act on behalf of a class of purchasers of our common stock during the period from December 4, 1998 to June 7, 1999, charge the defendants with violations of federal securities laws. The suit alleges that we and the named directors and officers failed to disclose or misrepresented certain information concerning our business during the class period. The complaint does not specify an amount of damages claimed. We believe that the complaint is without merit and intend to vigorously defend the claims.

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

On January 30, 2001, the plaintiffs made a motion to certify a class. The class certification motion is pending. Discovery relative to this motion has begun.

We have agreed to indemnify the individual defendants and to advance reasonable expenses of defense of the litigation to the individual defendants under applicable Minnesota corporate law. To date, we have paid an aggregate of $3,891 to the law firm of Briggs & Morgan on behalf of defendant H. Robert Hawthorne.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers, their ages and the offices held, as of March 30, 2001, are as follows:

             NAME              AGE                  TITLE
----------------------------- ----- --------------------------------------------
William R. McLaughlin          44   President and Chief Executive Officer

Noel F. Schenker               47   Senior Vice President, Marketing and New
                                    Business Development

Gregory T. Kliner              63   Senior Vice President of Operations

James C. Raabe                 41   Vice President and Chief Financial Officer

Mark A. Kimball                42   Senior Vice President, Chief Administrative
                                    Officer, General Counsel and Secretary

Michael J. Thyken              39   Vice President and Chief Information Officer

Tracey T. Breazeale            34   Senior Vice President, Special Projects

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

NOEL F. SCHENKER joined Select Comfort as Senior Vice President, Marketing and New Business Development in November, 2000. Ms. Schenker served as Senior Vice President of Marketing and Strategic Planning at Rollerblade, Inc., from 1992 to 1996, and as an independent consultant from 1996 to 2000. She was with The Pillsbury Company from 1981 to 1992, serving as Vice President of Marketing for the Green Giant business. Since 1996, she also has served on the Board of Directors and Executive Committee of the Fortis Financial Group's Mutual Funds.

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

MICHAEL J. THYKEN joined Select Comfort in July 2000 as Vice President and Chief Information Officer. During 1999, Mr. Thyken was Group Director of Application Development at Jostens, a Minneapolis based manufacturer of scholastic recognition products. From 1994 to 1999, Mr. Thyken was Director of Technical Services for Target Stores. From 1984 to 1994, Mr. Thyken served in various positions with IBM Corporation.

TRACEY T. BREAZEALE was hired as Senior Vice President of Strategic Planning and Branding of Select Comfort in July 1999. In February 2001, Ms. Breazeale's work schedule was reduced to 25% of full time, and her title was changed to Senior Vice President, Special Projects. Ms. Breazeale was with the Boston Consulting Group from October 1993 to July 1999, initially as a consultant and the last three years as a manager, where she specialized on strategic and marketing oriented projects for retail and consumer product companies.

                                     PART II

                              --------------------

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
     MATTERS

Our common stock trades on the Nasdaq Stock Market under the symbol SCSS. The quarterly high and low sales prices for the common stock, as reported by the Nasdaq Stock Market, for the two most recent fiscal years follows in the table below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

               Fourth  Third   Second  First
               Quarter Quarter Quarter Quarter
               ------- ------- ------- -------
Fiscal 2000
High            $2.44   $3.50   $5.50   $6.50
Low             $0.96   $1.44   $2.38   $4.38
               ------- ------- ------- -------

Fiscal 1999
High            $7.06   $9.19  $29.88  $35.25
Low             $3.63   $6.00   $6.38  $20.50
               ------- ------- ------- -------


NUMBER OF RECORD HOLDERS; DIVIDENDS
As of March 28, 2001, there were 178 record holders of our common stock. We did not declare or pay any cash dividends on the common stock during the fiscal years ended December 30, 2000 or January 1, 2000 and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

From December 9, 1998 to December 30, 2000, the net proceeds from the offering have been used as follows:

  Repayment of long-term debt...........$15,325,480

  Repurchase of our common stock.........12,692,054

  Fund the build-out, start-up and
  leasing of our third manufacturing
  and distribution facility...............1,712,306

  Fund development of warranty and
  inquiry system..........................1,032,099

  Fund partial expansion of our retail
  store base.............................13,881,414
                                       -------------
                                        $44,643,353
                                       =============

ITEM 6.  SELECTED FINANCIAL DATA

The data presented below has been derived from the Company's consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included in this Annual Report on Form 10-K:

                                                                  YEAR ENDED (1)
                                             --------------------------------------------------------
                                             DEC. 30,    JAN. 1,    JAN. 2,     JAN. 3,    DEC. 28,
                                                2000       2000        1999       1998        1996
                                             ----------  ---------- ----------  ---------- ----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
   Net sales                                  $270,077    $273,767   $246,269    $184,430   $102,028
   Gross margin                                171,153     178,660    161,082     117,801     63,507
   Operating income (loss)(2)                  (25,970)    (14,793)    11,445       1,996     (3,764)
   Net income (loss) before extraordinary item (37,214)     (8,204)     6,636      (2,846)    (3,685)
   Net income (loss)                           (37,214)     (8,204)     5,195      (2,846)    (3,685)
   Net income (loss) per share - diluted (3):
     Net income (loss) per share before
       extraordinary item                        (2.09)      (0.45)      0.28       (1.59)     (2.61)
     Net income (loss) per share                 (2.09)      (0.45)      0.19       (1.59)     (2.61)
   Weighted average common shares - diluted     17,848      18,300     15,928       2,353      1,753
   Dividends paid per share                          -           -          -           -          -

SELECTED OPERATING DATA:
   Stores open at period-end (4)                   333         341        264         200        143
   Average square footage of stores open
      during period (5)                            913         893        895         866        768
   Sales per square foot (5)                       697         721        742         666        622
   Average store age (in months at period end)      41          31         27          22         15
   Comparable store sales increase (6)             0.2%        4.7%      23.5%       27.3%      26.1%

CONSOLIDATED BALANCE SHEET DATA:
   Cash and cash equivalents                    $1,498      $7,441    $45,561     $12,670     $2,422
   Marketable securities                         3,950      20,129          -           -          -
   Working capital                             (18,176)     14,470     42,249         757     (7,809)
   Total assets                                 64,672      95,865    106,234      57,241     29,794
   Long-term debt, less current maturities       2,322          36         29      19,511      1,162
   Mandatorily redeemable preferred stock            -           -          -      27,612     27,612
   Total common shareholders'equity (deficit)   16,600      52,872     70,691     (21,038)   (18,216)

-----------

(1) Except for the year ended January 3, 1998, which included 53 weeks, all years presented included 52 weeks.
(2) Includes charges for impairment of assets of $1.9 million for the year ended December 30, 2000 and $1.5 million for the year ended January 1, 2000. See Note 5 to the Consolidated Financial Statements.
(3)  See Note 11 of Notes to Consolidated Financial Statements.
(4) Includes Select Comfort stores operated in leased departments within larger retail stores (25 at December 30, 2000, 45 at January 1, 2000, 14 at January 2, 1999 and one at January 3, 1998).
(5)  For stores open during the entire period indicated.
(6) Stores enter the comparable store calculation in their 13th full month of operation. The number of comparable stores used to calculate such data were 314, 262, 199, 138 and 65 for fiscal 2000, 1999, 1998, 1997 and 1996, respectively. Reflects adjustment for additional week of sales in 1997. Without adjusting for the additional week, comparable store sales would have been 17.9% in 1998 and 34.6% in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. This discussion contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth above in Part I, Item 1 under the heading entitled "Certain Risk Factors."

OVERVIEW

Select Comfort is the leading manufacturer, specialty retailer and direct marketer of premium quality innovative air beds and sleep-related products. Since the introduction of our first air bed product in 1987, we have focused on improving our product, expanding our product line, building manufacturing and distribution systems and growing our three distribution channels: retail, direct marketing and e-commerce. Vertically integrated operations and control over these complementary distribution channels gives us direct contact with our customers and gives our customers multiple opportunities to purchase our products. Sales generation is driven primarily by targeted print, radio, television, and internet media that generate customer inquiries, as well as by our retail store and internet presence.

Since the latter half of 2000, we have focused on five primary strategic priorities: (i) building consumer awareness, (ii) rightsizing our cost structure, (iii) improving our sales conversion effectiveness, (iv) pursuing alternative distribution channels, and (v) continuously improving product quality, innovation and service levels. Each of these strategic priorities is discussed in greater detail above under "Business - Business and Growth Strategy." The success of our strategy will depend on many factors and is subject to certain risks, including the risks and uncertainties outlined above under "Business - Certain Risk Factors."

Retail operations included 333 stores at December 30, 2000, including 25 leased departments within larger stores, 341 stores at January 1, 2000, (including 45 leased departments) and 264 stores at January 2, 1999 (including 14 leased departments). During 2000, we opened 19 stores and closed 27 stores. In 2001, we currently plan to open approximately 13 additional retail stores, primarily in existing markets, and plan to close approximately 14 underperforming stores. The majority of the costs associated with these closings were accrued in 2000.

The Company reported comparable store sales growth of 0.2%, 4.7% and 23.5% in 2000, 1999 and 1998, respectively. Comparable store sales results have been and will continue to be influenced by a variety of factors, including:

- levels of consumer awareness of our products, brand name and store locations,
-    levels of consumer acceptance of our existing and new products,
- higher levels of sales in the first year of operations as each successive class of new stores is opened,
-    comparable store sales performance in prior periods,
-    the maturation of our store base,
- the amount, timing and relative success of promotional events, advertising expenditures, new product introductions and product line extensions,
-    the quality and tenure of store-level managers and sales professionals,
-    the amount of competitive activity,
-    the evolution of store operations,

-    changes in the sales mix between our distribution channels, and
-    general economic conditions and consumer confidence.

Advertising expenditures were $33.4 million, $43.4 million and $31.6 million in 2000, 1999 and 1998, respectively. Advertising costs are expensed as incurred as a component of sales and marketing expenses, although we believe that advertising expenditures provide significant benefits beyond the period in which they are expensed. Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to retail stores. Pre-opening costs associated with new retail stores are also expensed as incurred.

We believe historical operating losses have been primarily the result of an aggressive retail store opening strategy, a relatively immature store base, significant marketing, advertising and product development expenditures, and the development of a substantial corporate infrastructure to support future growth. Future increases in net sales and the achievement of long-term profitability will depend upon greater consumer awareness and acceptance of our air bed products, improved effectiveness and efficiency of our marketing and advertising expenditures, the opening and successful performance of new points of distribution, improvement in the performance of current stores and our ability to realize the benefits of our cost saving initiatives. There can be no assurance that we will be able to achieve or sustain historical sales growth rates, or to achieve profitability in the future, on a quarterly or annual basis.

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

At December 30, 2000, we had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $31.4 million expiring between the years 2003 and 2020. We expect that approximately $1.4 million of these NOLs will expire unutilized due to an Internal Revenue Code (IRC) Section 382 limitation resulting from a prior ownership change. Realization of the benefit of the deferred tax assets depends on us achieving profitability levels sufficient to utilize the NOLs.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales. Percentage amounts may not total due to rounding.

                                     Percentage of Net Sales
                                           Year Ended

                                   Dec. 30,  Jan. 1,   Jan. 2,
                                      2000     2000      1999
                                  --------- --------- ---------
Net sales                           100.0%    100.0%    100.0%
Cost of sales                        36.6      34.7      34.6
                                  --------- --------- ---------
  Gross margin                       63.4      65.3      65.4
                                  --------- --------- ---------
Operating expense:
  Sales and marketing                61.4      59.4      52.7
  General and administrative         10.8      10.7       8.0
  Store closing/impairments           0.7       0.5       0.0
                                  --------- --------- ---------
    Total operating expenses         73.0      70.7      60.8
                                  --------- --------- ---------
Operating income (loss)              (9.6)     (5.4)      4.7
Other income (expense), net           0.1       0.6      (2.9)
                                  --------- --------- ---------
Income (loss) before income taxes    (9.5)     (4.8)      1.8
Income tax expense(benefit)           4.3      (1.8)     (0.9)
                                  --------- --------- ---------
Net income (loss) before ext, net   (13.8)     (3.0)      2.7
Extraordinary item                   (0.0)      0.0      (0.6)
                                  --------- --------- ---------
Net income (loss)                   (13.8)%    (3.0)%     2.1%
                                  ========= ========= =========

The operating loss in 2000 was largely due to a decline in net sales, and an increase in operating expenses as a percentage of net sales, reflecting the growth of our retail store selling infrastructure. The decline in net sales was due to a number of factors. Advertising spending was reduced by $10.0 million (23%) in 2000 compared to 1999, as the efficiency of advertising programs declined and the Company worked to develop new creative advertising programs. Additionally, seasonal traffic in our retail stores fell short of expectations, due in part to a softening economic climate during the fourth quarter of 2000. Finally, direct marketing sales declined by $24.3 million in 2000 compared to 1999, primarily due to the continued migration of the Company's sales from direct marketing to retail stores and due to the reduction of advertising spending in this channel. Selling expenses increased by $12.9 million resulting in the net overall increase in operating expenses. The increase resulted primarily from higher occupancy and compensation expenses resulting from an increase in the number of stores open for a full year in 2000. Special charges of $3.5 million are included in the 2000 results related to store closings, asset impairments and severance costs related to two reductions in workforce

As noted above under "Overview" and "Business - Business and Growth Strategy," we have implemented several strategic initiatives that we believe will result in improved operating results in 2001.

COMPARISON OF FISCAL 2000 AND FISCAL 1999

NET SALES
Net sales in 2000 decreased 1.3% to $270.1 million from $273.8 million in 1999. The components of the decrease in net sales were (i) a $22.0 million increase from the opening of 19 new retail stores during 2000 and the full year impact of 77 stores opened in 1999, (ii) a $0.4 million increase from a 0.2% increase in comparable store sales, (iii) a $5.2 million increase in net sales from the Company's e-commerce channel, offset by (iv) a $24.3 million decrease in direct marketing sales and (v) a $7.0 million decrease due to the elimination of our road show distribution channel.

GROSS MARGIN
Gross margin in 2000 decreased to 63.4% from 65.3% in 1999 primarily due to larger discounts on promotional offerings, increased costs from processing returned product and increased costs from the rollout of our new foundation product, partially offset by a price increase for some of our products.

SALES AND MARKETING
Sales and marketing expenses in 2000 increased 2.0% to $166.0 million from $162.7 million in 1999, and increased as a percentage of net sales to 61.4% in 2000 from 59.4% in 1999. The increase in the dollar amount of sales and marketing expenses during 2000 was primarily due to (i) higher occupancy expense related primarily to rent and depreciation expense, (ii) higher wages and compensation expense and (iii) higher freight costs. Sales and marketing expenses increased as a percentage of net sales primarily due to (i) lower direct marketing sales and (ii) selling expenses in new stores increasing at a greater rate than net sales and the expenses associated with the rollout of our sofa sleeper product, partially offset by
(iii) a decrease in media spending.

GENERAL AND ADMINISTRATIVE
General and administrative expenses in 2000 were $29.2 million, equal to the 1999 expense level. Slight increases in wages and benefits expense were offset by reductions in the use of outside services and consultants.

STORE CLOSINGS/IMPAIRMENTS
Store closing/impairment expense in 2000 was $2.0 million, up from $1.5 million in 1999. In 2000, this expense included $1.4 million related to the relocation of our headquarter offices and web development costs and $0.6 million related to store closures. The expense of $1.5 million in 1999 relates almost exclusively to store closures.

OTHER INCOME (EXPENSE), NET
Other income decreased $1.4 million to approximately $0.3 million of other income in 2000 from $1.7 million in other income in 1999. The decrease is due to lower cash levels affecting interest income in 2000. In addition, the recognition of an equity loss in SleepTec following our acquisition of this business reduced other income by $.6 million.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense increased to $11.6 million for 2000 from a benefit of $4.8 million for 1999. Income tax expense increased as a result of the establishment of an additional $21.1 million deferred tax asset valuation allowance in the fourth quarter of 2000 resulting from uncertainties in the Company's business. See "Liquidity and Capital Resources."

COMPARISON OF FISCAL 1999 AND FISCAL 1998

NET SALES
Net sales in 1999 increased 11.2% to $273.8 million from $246.3 million in 1998, primarily due to an increase in unit sales. The components of the increase in net sales were (i) a $33.6 million increase from the opening of 77 new retail stores during 1999 and the full year impact of 64 stores opened in 1998, (ii) a $6.8 million increase from a 4.7% increase in comparable store sales, due in part to the continuing maturation of stores and increased advertising in selected markets, (iii) a $4.3 million increase in net sales from the Company's newly developed e-commerce channel, partially offset by (iv) a $15.3 million decrease in direct marketing sales.

GROSS MARGIN
Gross margin in 1999 decreased to 65.3% from 65.4% in 1998. Reductions in cost of sales from improved purchasing and leverage of fixed manufacturing costs over higher unit volumes were offset by higher sales discounts.

SALES AND MARKETING
Sales and marketing expenses in 1999 increased 25.3% to $162.7 million from $129.9 million in 1998, and increased as a percentage of net sales to 59.4% in 1999 from 52.7% in 1998. The increase in the dollar amount of sales and marketing expenses during 1999 was primarily due to (i) the opening of 77 new retail stores, (ii) an increase in advertising expenditures of $11.8 million and
(iii) higher commissions, percentage rents and freight expense related to higher net sales. Sales and marketing expenses increased as a percentage of net sales primarily due to (i) increased advertising focused on longer term sales growth through brand and retail store awareness, (ii) lower direct marketing sales and
(iii) selling expenses in new stores increasing at a greater rate than net sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses in 1999 increased 48.1% to $29.2 million from $19.7 million in 1998. The increase in general and administrative expenses was primarily due to increased spending on infrastructure to support long-term growth plans and strategic consulting studies undertaken to determine and refine ongoing business strategies.

STORE CLOSINGS
Store closing expense in 1999 was $1.5 million, compared with $20,000 in 1998. Store closing expense for 1999 includes a $1.4 million charge associated with plans to close 10 stores and other related store write-offs.

OTHER INCOME (EXPENSE), NET
Other income increased $8.8 million to approximately $1.8 million of other income in 1999 from $7.0 million in other expense in 1998. The increase was primarily due to (i) the inclusion of $5.6 million of non-cash interest expense in 1998 relating to the change in the fair value of an outstanding put warrant and (ii) an increase in interest income on the cash obtained from the completion of our initial public offering in December 1998. The put provision associated with the warrant was eliminated effective on completion of the initial public offering.

INCOME TAX EXPENSE (BENEFIT)
Income tax benefit increased to $4.8 million in 1999 from $2.2 million in 1998 due to a decrease in taxable income in 1999.

EXTRAORDINARY ITEM
Net income in 1998 includes an extraordinary charge, net of income tax benefits, of $1.4 million. The charge relates to the write-off of certain deferred assets associated with our $15.0 million debt financing, which was repaid in December 1998.

LIQUIDITY AND CAPITAL RESOURCES

The report of our independent accountants contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern as a result of our negative cash flows. The Company has incurred pre-tax losses from operations of $26.0 million and $15.0 million in 2000 and 1999, respectively, and had negative working capital of $18.2 million at December 30, 2000. As a result of fiscal 2000 operating losses and the recent downturn in the economy, which has adversely affected our sales trends, our current cash flows may not be sufficient to meet our near-term liquidity needs. Our near-term cash needs are further impacted by (i) the seasonality of our business, with lower sales volumes historically occurring during the second quarter, (ii) the timing of marketing and advertising expenditures, which are higher in the early part of the year when direct marketing advertising rates are more favorable, and (iii) working capital needs as we expand our wholesale activities through a significant QVC sales event planned for May. Based on the estimated cash impact of the items outlined above, offset in part by more aggressive efforts to manage our working capital needs, we estimate that between $2 million and $8 million of additional working capital is required during the second and third quarters.

Since the beginning of fiscal 2000, we have undertaken efforts to substantially reduce our cost structure as outlined above in "Business -- Business and Growth Strategy." Following the recent downturn in the economy and evaluation of the related impact on our anticipated sales volumes, we implemented further cost saving initiatives. We expect that these cost reductions, along with efforts to increase our product and brand awareness, improve our sales conversion effectiveness and expand our points of distribution, will result in positive cash flows from operations for the balance of fiscal 2001.

Since the fourth quarter of 2000, we have been pursuing $10 million or more of working capital financing from a variety of potential sources. Due to our traditional business model, under which we manufacture product to meet consumer orders and maintain minimal levels of finished goods inventory, the recent economic downturn, and recent tightening of credit markets, we have been unable to obtain traditional asset-based financing.

We therefore have recently begun pursuing a private placement of Senior Secured Convertible Debentures in a minimum aggregate principal amount of $10 million and a maximum aggregate principal amount of $12 million. The principal amount of the Debentures would (i) be secured by a lien on the Company's assets (subordinated only to up to $5 million of senior bank financing), (ii) mature five years after the closing, (iii) bear interest at 8% payable annually in cash and (iii) be convertible into common stock initially at the rate of $1.00 per share, subject to anti-dilution provisions. In addition, for each $1,000,000 in principal amount of Debentures purchased, investors would receive detachable warrants to purchase up to 300,000 shares of common stock of the

Company at an initial exercise price of $1.33 per share, subject to anti-dilution provisions. Debentures in the minimum aggregate principal amount of $10 million and the related warrants would represent the right to acquire more than 20% of our outstanding common stock and would therefore require approval of our shareholders under Nasdaq rules in order to maintain our listing on the Nasdaq Stock Market. The issuance of the Debentures would further be subject to customary representations, warranties and covenants, including specified events of default that may result in the acceleration of the maturity of the Debentures, as well as certain conditions to closing, including (i) the sale of Debentures in the minimum principal amount of $10 million, (ii) the receipt of binding proxies from holders of more than 50% of our outstanding shares of common stock to vote in favor of the transaction, (iii) the receipt by our Board of Directors of a fairness opinion from an independent financial advisor and (iv) satisfactory due diligence and the execution and delivery of definitive documentation.

We have received non-binding indications of interest from several potential investors for a significant portion of the minimum amount of this private placement, and we are continuing to have discussions with other potential investors. We believe that we will be able to consummate this financing. However, binding commitments have not been received and significant conditions to closing remain to be met, and therefore no assurance can be given that we will be able to consummate this financing on the terms described above or on any other terms.

In addition to pursuing the financing described above, we have been aggressively managing our costs and cash flow to preserve and extend our cash resources. Near the end of 2000, we began to undertake efforts to rightsize our cost structure. The economic downturn at the end of 2000 adversely affected sales trends, resulting in the identification and execution of additional cost reduction measures. Efforts included termination of non-core business initiatives, closure of certain facilities, including one of three manufacturing facilities, one of two administrative offices and one of two call centers, closure of 27 stores in 2000 with plans to close 14 stores in 2001, reduction of corporate and administrative overhead and staffing, and adjustment of advertising, promotional and other marketing programs. We are also pursuing programs to improve our liquidity, including negotiation of supplier and landlord payment terms, the reduction of inventory levels and the deferral of capital programs.

We believe that the financing mentioned above, or other alternatives that might become available, planned and implemented cost reduction efforts and the aggressive management of current and future cash resources will provide sufficient working capital to fund operations for the foreseeable future. If for any reason we are unable to obtain additional financing, or if our cash management efforts were not sufficient to preserve enough cash to meet our near-term liquidity needs, we may not be able to continue as a going concern, which may result in material asset impairment or restructuring charges, other material adverse changes in our business, results of operations or financial condition, or the loss by shareholders of all or a part of their investment in the Company.

Historically, our primary source of liquidity has been the sale of equity securities. We completed our initial public offering in December 1998, resulting in net proceeds of $44.6 million, which have been used for (i) the repayment of $15.0 million of debt, (ii) expansion of retail stores, (iii) expansion of manufacturing capabilities, (iv) the repurchase of 1,220,000 shares of Company common stock for $12.7 million and (v) the development of information technology systems. The Company had negative working capital of approximately $18.2 million at December 30, 2000, and positive working capital of $14.5 million at January 1, 2000.

Net cash used in 2000 operating activities was approximately $10.3 million and consisted primarily of the net loss adjusted for non-cash expenses and an increase in accounts receivable, partially offset by a decrease in income taxes receivable and an increase in accounts payable. Net cash provided by 1999 operating activities was approximately $7.7 million and consisted primarily of net loss adjusted for non-cash expenses, decreases in accounts receivable and increases in accounts payable and accrued liabilities, partially offset by increases in inventories and income taxes receivable. Net cash provided by operating activities for 1998 was approximately $11.0 million and consisted primarily of cash flows from operations before non-cash expenses, partially offset by increases in accounts receivable and decreases in accounts payable.

Net cash provided by investing activities in 2000 was approximately $3.7 million. Net cash used in investing activities was approximately $35.8 million and $8.9 million in the years 1999 and 1998, respectively. Investing activities consisted of purchases of property and equipment for new retail stores in all periods, and for 1999 also included the opening of our Utah production facility. In 2000 we liquidated $16.2 million of marketable securities to support our continuing operations, while in 1999 we purchased $20.1 million of marketable securities for the investment of excess cash on hand.

Net cash provided by (used in) financing activities for 2000, 1999 and 1998 was approximately $0.7 million, ($10.0) million, $30.7 million, respectively. Net cash provided by financing activities in 2000 resulted from cash received from the issuance of common stock. Net cash used in financing activities for 1999 was due to repurchases of common stock and debt repayments, partially offset by cash received from issuance of common stock. During 1999, the Company repurchased 1,220,000 shares of common stock for approximately $12.7 million. Net cash provided by financing activities for 1998 consisted primarily of proceeds from completion of our initial public offering, partially offset by debt repayments. Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments. The counterparties to the agreements consist of government agencies and various major corporations of high credit standing. We do not believe there is significant risk of non-performance by these counterparties because we limit the amount of credit exposure to any one financial institution and any one type of investment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information concerning disclosure about market risk is set forth in Note 3 to our Consolidated Financial Statements included in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are listed under item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

                              --------------------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
The information under the captions "Election of Directors - Information About Nominees and Directors" and "Election of Directors - Other Information About Nominees and Directors" in our 2001 Proxy Statement is incorporated herein by reference. The information concerning executive officers of Select Comfort is included in this Report under Item 4a, "Executive Officers of the Company."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The   information   under  the  captions   "Election  of  Directors  -  Director
Compensation" and "Executive Compensation and Other Benefits" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Transactions" in our 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV

                              --------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  Page Number in
                                                                     this Report
                                                                     -----------
     Independent Auditors' Report............................................F-1

     Consolidated Balance Sheets as of December 30, 2000 and
     January 1, 2000.........................................................F-2

     Consolidated Statements of Operations for the years ended December
     30, 2000,  January 1, 2000 and January 2, 1999..........................F-3

     Consolidated Statements of Shareholders' Equity for the years ended
     December 30, 2000, January 1, 2000 and January 2, 1999..................F-4

     Consolidated  Statements  of Cash Flows for the years  ended  December
     30, 2000, January 1, 2000 and January 2, 1999...........................F-5

     Notes to Consolidated Financial Statements......................F-6 to F-18

     Management's Report....................................................F-19

     2. INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following Report and financial  statement schedule are included in this
     Part IV and are found in this Report at the pages indicated.

     Independent Auditors' Report on Schedule................................S-1

     Schedule II - Valuation and Qualified Accounts..........................S-1

     All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

     3. EXHIBITS

          The exhibits to this Report are listed in the Exhibit Index below.

          Select Comfort will furnish a copy of any of the exhibits referred to above at a reasonable cost to any shareholder upon receipt of a written request therefor. Requests should be sent to: Select Comfort Corporation, 6105 Trenton Lane North, Minneapolis, Minnesota 55442; Attn: Shareholder Information.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

     1. Form of Incentive Stock Option Agreement under the 1997 Stock Incentive Plan

     2. Form of Performance Based Stock Option Agreement under the 1997 Stock Incentive Plan

     3.   Employment  Letter dated July 11, 1995 between the Company and Gregory
          T. Kliner

     4. Employment Letter dated November 12, 1997 between the Company and Ronald E. Mayle

     5.   Select Comfort Profit Sharing and 401(K) Plan

     6.   Select Comfort Corporation 1999 Employee Stock Purchase Plan

     7. Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated

     8. Select Comfort Corporation 1997 Stock Incentive Plan, as amended and restated

     9.   Employment  Letter  dated July 21, 1999 between the Company and Tracey
          T. Breazeale

     10. Employment Letter dated April 22, 1999 between the Company and Mark A. Kimball

     11.  Executive and Key Employee Incentive Plan

     12.  Employment  Letter dated March 3, 2000 between the Company and William
          R. McLaughlin

     13.  Employment  Letter dated July 11, 2000 between the Company and Michael
          J. Thyken

     14.  Employment  Letter dated October 27, 2000 between the Company and Noel
          F. Schenker

(b)  REPORTS ON FORM 8-K

     During the quarter ended December 30, 2000, we filed one Current Report on Form 8-K. This report was filed on November 22, 2000 to report the acquisition by the Company of certain assets and business of SleepTec, Inc. This Current Report on Form 8-K was amended on February 16, 2001 to include the following financial statements:

     Audited Financial Statements of SleepTec, Inc. as of December 31, 1999 and for the year ended December 31, 1999 and the period August 13, 1997 (date of incorporation) to December 31, 1999.

     Unaudited Interim Financial Statements of SleepTec, Inc. as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999.

     Unaudited  Pro  Forma  Condensed  Combined  Financial   Information  as  of
     September 30, 2000 and for the year ended January 1, 2000 and for the nine months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SELECT COMFORT CORPORATION


Dated:  April 16, 2001      By: /s/ William R. McLaughlin
                                ------------------------------
                                    William R. McLaughlin
                                    President and Chief Executive Officer
                                    (principal executive officer)


                            By: /s/ James C. Raabe
                                ------------------------------
                                    James C. Raabe
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                TITLE                         DATE
---------------------------------   ----------------------------  --------------
/s/ Patrick A. Hopf                 Chairman of the Board         April 16, 2001
---------------------------
Patrick A. Hopf


/s/ William R. McLaughlin           President and Chief           April 16, 2001
---------------------------         Executive Officer, Director
William R. McLaughlin


/s/ Ervin R. Shames                 Director                      April 16, 2001
---------------------------
Ervin R. Shames


/s/ Thomas J. Albani                Director                      April 15, 2001
---------------------------
Thomas J. Albani


/s/ Christopher P. Kirchen          Director                      April 16, 2001
---------------------------
Christopher P. Kirchen

/s/ David T. Kollat                 Director                      April 13, 2001
---------------------------
David T. Kollat


                                    Director                      April   , 2001
---------------------------
Jean-Michel Valette

                           SELECT COMFORT CORPORATION
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 30, 2000

 EXHIBIT
    NO.    DESCRIPTION                                          METHOD OF FILING
 -------   ---------------------------------------------------- -------------------------------

    3.1    Restated Articles of Incorporation of the Company,   Incorporated by reference to
           as amended.......................................... Exhibit 3.1 contained in Select
                                                                Comfort's Annual Report on Form
                                                                10-K for the fiscal year ended
                                                                January 1, 2000
                                                                (File No. 0-25121)

    3.2    Restated Bylaws of the Company...................... Incorporated by reference to
                                                                Exhibit 3.2 contained in the
                                                                Select Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

    4.1    Form of Warrant issued in connection with the sale   Incorporated by reference to
           of Convertible Preferred Stock, Series E............ Exhibit 4.2 contained in Select
                                                                Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

    4.2    Form of Warrant issued in connection with the        Incorporated by reference to
           November 1996 Bridge Financing...................... Exhibit 4.3 contained in the
                                                                Select Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

    4.3    Amended and Restated Registration Rights Agreement   Incorporated by reference to
           dated December 28, 1995............................. Exhibit 4.4 contained in the
                                                                Select Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

    4.4    First Amendment to Series E Stock Purchase           Incorporated by reference to
           Agreement and Amended and Restated Registration      Exhibit 4.5 contained in Select
           Rights Agreement dated April 25, 1996............... Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

    4.5    Second Amendment to Amended and Restated             Incorporated by reference to
           Registration Rights Agreement dated as of            Exhibit 4.6 contained in Select
           November 1, 1996.................................... Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

    4.6    Second (sic) Amendment to Amended and Restated       Incorporated by reference to
           Registration Rights Agreement dated March 24, 1997.. Exhibit 4.7 contained in Select
                                                                Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)



   4.7    Series A Warrant effective as of March 31, 1998       Incorporated by reference to
          issued to General Electric Capital Corporation......  Exhibit 4.8 contained in Select
                                                                Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

   4.8    Convertible Subordinated Debenture dated as of        Incorporated by reference to
          November 10, 2000, between Select Comfort and         Exhibit 4.1 contained in Select
          SleepTec, Inc.......................................  Comfort's Current Report on
                                                                Form 8-K filed November 22,
                                                                2000 (File  No. 0-25121)

   10.1   Net Lease Agreement dated December 3, 1993 between    Incorporated by reference to
          the Company and Opus Corporation....................  Exhibit 10.1 contained in
                                                                Select Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

   10.2   Amendment of Lease dated August 10, 1994 between the  Incorporated by reference to
          Company and Opus Corporation........................  Exhibit 10.2 contained in the
                                                                Select Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

   10.3   Second Amendment to Lease dated May 10, 1995 between  Incorporated by reference to
          the Company and Rushmore Plaza Partners Limited       Exhibit 10.3 contained in
          Partnership (successor to Opus Corporation).........  Select Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

   10.4   Letter Agreement dated as of October 5, 1995 between  Incorporated by reference to
          the Company and Rushmore Plaza Partners               Exhibit 10.4 contained in
          Limited Partnership.................................  Select Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

   10.5   Third Amendment of Lease, Assignment and Assumption   Incorporated by reference to
          of Lease and Consent dated as of January 1, 1996      Exhibit 10.5 contained in
          among the Company, Rushmore Plaza Partners Limited    Select Comfort's Registration
          Partnership and Select Comfort Direct Corporation...  Statement on Form S-1, as
                                                                amended (File No. 333-62793)

   10.6   Sublease dated as of March 27, 1997 between Select    Incorporated by reference to
          Comfort SC Corporation and Bellsouth                  Exhibit 10.6 contained in
          Telecommunications, Inc.............................  Select Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

   10.7   Supply Agreement dated August 23, 1994 between the    Incorporated by reference to
          Company and Supplier (1)............................  Exhibit 10.8 contained in
                                                                Select Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)


   10.8   Major Merchant Agreement dated December 19, 1997      Incorporated by reference to
          among First National Bank of Omaha and the Company,   Exhibit 10.13 contained in
          Select Comfort SC Corporation, Select Comfort Retail  Select Comfort's Registration
          Corporation and Select Comfort Direct Corporation...  Statement on Form S-1, as
                                                                amended (File No. 333-62793)

   10.9   Form of Incentive Stock Option Agreement under the    Incorporated by reference to
          1997 Stock Incentive Plan...........................  Exhibit 10.16 contained in the
                                                                Company's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

  10.10   Form of Performance Based Stock Option Agreement      Incorporated by reference to
          under the 1997 Stock Incentive Plan.................  Exhibit 10.17 contained in
                                                                Select Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

  10.11   Employment Letter Agreement dated July 11, 1995       Incorporated by reference to
          between the Company and Gregory T. Kliner...........  Exhibit 10.20 contained in
                                                                Select Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

  10.12   Employment Letter Agreement dated November 12, 1997   Incorporated by reference to
          between the Company and Ronald E. Mayle.............  Exhibit 10.20 contained in
                                                                Select Comfort's Annual Report
                                                                on Form 10-K for the fiscal
                                                                year ended January 2, 1999
                                                                (File  No. 0-25121)

  10.13   Lease Agreement dated September 30, 1998 between      Incorporated by reference to
          the Company and ProLogis Development Services         Exhibit 10.28 contained in
          Incorporated........................................  Select Comfort's Registration
                                                                Statement on Form S-1, as
                                                                amended (File No. 333-62793)

  10.14   Revolving Credit Program Agreement by and between     Incorporated by reference to
          Green Tree Financial Corporation and Select Comfort   Exhibit 10.3 contained in
          Corporation (1).....................................  Select Comfort's Quarterly
                                                                Report on Form 10-Q for the
                                                                quarter ended July 3, 1999
                                                                (File No. 0-25121)

  10.15   Letter of Agreement by and between Bed, Bath & Beyond Incorporated by reference to
          Inc. and Select Comfort Retail Corporation (1)....... Exhibit 10.4 contained in
                                                                Select Comfort's Quarterly
                                                                Report on Form 10-Q for the
                                                                quarter ended July 3, 1999
                                                                (File  No. 0-25121)

  10.16   Select Comfort Profit Sharing and 401(K) Plan.......  Incorporated by reference to
                                                                Exhibit 10.5 contained in
                                                                Select Comfort's Quarterly
                                                                Report on Form 10-Q for the
                                                                quarter ended July 3, 1999
                                                                (File No. 0-25121)




  10.17   Select Comfort Corporation 1999 Employee Stock
          Purchase Plan, as amended...........................  Filed herewith electronically

  10.18   Select Comfort Corporation 1990 Omnibus Stock Option  Incorporated by reference to
          Plan, as amended and restated.......................  Exhibit 10.1 contained in
                                                                Select Comfort's Quarterly
                                                                Report on Form 10-Q for the
                                                                quarter ended October 2, 1999
                                                                (File  No. 0-25121)

  10.19   Select Comfort Corporation 1997 Stock Inventive       Incorporated by reference to
          Plan, as amended and restated.......................  Exhibit 10.1 contained in
                                                                Select Comfort's Quarterly
                                                                Report on Form 10-Q for the
                                                                quarter ended July  1, 2000
                                                                (File  No. 0-25121)

  10.20   Employment Letter Agreement dated July 21, 1999       Incorporated by reference to
          between the Company and Tracey T. Breazeale.........  Exhibit 10.24 contained in
                                                                Select Comfort's Annual Report
                                                                on Form 10-K for the fiscal
                                                                year ended January 1,  2000
                                                                (File  No. 0-25121)

  10.21   Employment Letter Agreement dated April 22, 1999      Incorporated by reference to
          between the Company and Mark A. Kimball.............  Exhibit 10.25 contained in
                                                                Select Comfort's Annual Report
                                                                on Form 10-K for the fiscal
                                                                year ended January 1, 2000
                                                                (File  No. 0-25121)

  10.22   Executive and Key Employee Incentive Plan...........  Filed electronically herewith

  10.23   Employment Letter dated March 3, 2000 between the     Incorporated by reference to
          Company and William R. McLaughlin...................  Exhibit 10.1 contained in
                                                                Select Comfort's Quarterly
                                                                Report on Form 10-Q for the
                                                                quarter ended April 1, 2000

  10.24   Employment Letter dated July 11, 2000 between the
          Company and Michael J. Thyken.......................  Filed electronically herewith

  10.25   Employment Letter dated October 27, 2000 between the
          Company and Noel F. Schenker........................  Filed electronically herewith

  10.26   Asset Purchase Agreement dated as of November 10,     Incorporated by reference to
          2000, among SleepTec, Inc., St. Paul Venture Capital  Exhibit 2.1 contained in Select
          IV, LLC, St. Paul Venture Capital V, LLC, St. Paul    Comfort's Current Report on
          Venture Capital VI, LLC and Select Comfort            Form 8-K filed November 22,
          Corporation.........................................  2000 (File No. 0-25121)




  10.27   Letter Agreement dated as of July 1, 2000 between
          Messner Vetere Berger McNamee Schmetterer/Euro RSCG
          Inc. and Select Comfort Retail Corporation..........  Filed electronically herewith





  21.1    Subsidiaries of the Company.........................  Incorporated by reference to
                                                                Exhibit 21.1 contained in
                                                                Select Comfort's Annual Report
                                                                on Form 10-K for the fiscal
                                                                year ended January 1, 2000
                                                                (File No. 0-25121)

   23.1   Independent Auditors' Consent.......................  Filed electronically herewith

   27.1   Financial Data Schedule.............................  Filed electronically herewith

     (1) Confidential treatment has been granted by the Securities and Exchange Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Select Comfort Corporation:

     We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries (the Company) as of December 30, 2000 and January 1, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Select Comfort Corporation and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Minneapolis, Minnesota                                        /s/ KPMG LLP
February 2, 2001, except with respect to Notes 1 and 10
          which are as of April 12, 2001

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 30, 2000 AND JANUARY 1, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                ASSETS                                   2000         1999
                                                                      ----------  -----------
 Current assets:
    Cash and cash equivalents                                           $ 1,498     $ 7,441
      Marketable securities (note 3)                                      3,950      20,129
    Accounts receivable, net of allowance for doubtful
       accounts of $264, and $305, respectively                           2,693       1,056
    Inventories (note 4)                                                 11,083      11,451
    Prepaid expenses                                                      4,741       4,821
    Income taxes (note 10)                                                    -       2,579
    Deferred tax assets (note 10)                                             -       6,639
                                                                      ----------  -----------
        Total current assets                                             23,965      54,116
                                                                      ----------  -----------

 Property and equipment, net (note 5)                                    37,063      34,823
 Deferred tax assets (note 10)                                                -       4,248
 Other assets                                                             3,644       2,176
                                                                      ----------  -----------
        Total assets                                                    $64,672     $95,363
                                                                      ==========  ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt (note 7)                       $    38     $    51
    Accounts payable                                                     17,271      15,911
    Accruals:
      Sales returns                                                       5,284       5,880
      Warranty costs                                                      7,181       5,841
      Compensation, taxes and benefits                                    6,238       6,678
     Other                                                                6,129       5,285
                                                                      ----------  -----------
        Total current liabilities                                        42,141      39,646

 Long-term debt, less current maturities (note 7)                         2,322          36
 Other liabilities                                                        3,609       2,809
                                                                      ----------  -----------
        Total liabilities                                                48,072      42,491
                                                                      ----------  -----------

 Shareholders' equity (notes 1, 2, 7, 8, 9, 12, and 13):
   Undesignated preferred stock; 5,000,000 shares authorized,
     no shares issued and outstanding                                         -           -
   Common stock, $.01 par value; 95,000,000 shares
     authorized, 17,962,689 and 17,713,247 shares issued
     and outstanding, respectively                                          180         177
   Additional paid-in capital                                            79,452      78,513
   Accumulated deficit                                                  (63,032)    (25,818)
                                                                      ----------  -----------
        Total shareholders' equity                                       16,600      52,872
                                                                      ----------  -----------
 Commitments and contingencies (notes 1, 6,and 14):
        Total liabilities and shareholders' equity                      $64,672   $   95,363
                                                                      ==========  ===========


                 See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   2000          1999          1998
                                                ------------  ------------  -----------
Net sales                                        $270,077      $273,767      $246,269
Cost of sales                                      98,924        95,107        85,187
                                                ------------  ------------  -----------
   Gross margin                                   171,153       178,660       161,082
                                                ------------  ------------  -----------
Operating expenses:
   Sales and marketing                            165,960       162,742       129,894
   General and administrative                      29,211        29,213        19,723
   Store closings/asset impairments (note 5)        1,952         1,498            20
                                                ------------  ------------  -----------
       Total operating expenses                   197,123       193,453       149,637
                                                ------------  ------------  -----------
Operating income (loss)                           (25,970)      (14,793)       11,445
                                                ------------  ------------  -----------
Other income (expense):
   Interest income                                  1,082         1,956           825
   Interest expense (note 7)                          (26)          (69)       (7,834)
   Equity in loss of affiliate (note 2)              (642)            -             -
   Other, net                                         (66)         (116)          (32)
                                                ------------  ------------  -----------
       Other income (expense), net                    348         1,771        (7,041)
                                                ------------  ------------  -----------
Income (loss) before income taxes and
   extraordinary item                             (25,622)      (13,022)        4,404
Income tax expense (benefit) (note 10)             11,592       (4,818)       (2,232)
                                                ------------  ------------  -----------
Net income (loss) before extraordinary item       (37,214)       (8,204)        6,636
Extraordinary item, net of tax benefit (note 7)         -             -        (1,441)
                                                ------------  ------------  -----------
Net income (loss)                                $(37,214)      $(8,204)      $ 5,195
                                                ============  ============  ===========

Deemed dividend from revision of preferred
   stock conversion rate (note 8)                       -             -       $(1,312)
Cumulative preferred dividends                          -             -          (821)
                                                ------------  ------------  -----------
Net income (loss) available to common
   shareholders                                  $(37,214)      $(8,204)     $  3,062
                                                ============  ============  ===========
Net income (loss) per share - basic (note 11)
   Net income (loss) before extraordinary item   $  (2.09)      $ (0.45)     $   1.09
   Net income (loss)                                (2.09)        (0.45)         0.74
                                                ============  ============  ===========
Net income (loss) per share - diluted (note 11)
   Net income (loss) before extraordinary item   $  (2.09)      $ (0.45)     $   0.28
     Net income (loss)                              (2.09)        (0.45)         0.19
                                                ============  ============  ===========


              See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  Additional                   Notes
                                                                    Paid-in    Accumulated  Receivable-
                                           Shares       Amount      Capital      Deficit     Investors      Total
                                        -----------  -----------  -----------  -----------  -----------  -----------

Balance at January 3, 1998               2,477,660         $ 25      $ 1,662     $(22,307)       $(418)    $(21,038)
   Issuance of shares in initial public
     offering (note 9)                   2,922,350           29       44,614            -            -       44,643
   Conversion of manditorily redeemable
     preferred stock (note 8)           12,332,364          123       27,489            -            -       27,612
   Exercise of common stock options
     and warrants                          703,313            7        4,639            -            -        4,646
   Issuance of investor notes                    -            -            -            -         (487)        (487)
   Payment of investor notes                     -            -            -            -          905          905
   Elimination of put provision
     on warrant (note 7)                         -            -        9,215            -            -        9,215
   Net income                                    -            -            -        5,195            -        5,195
                                        -----------  -----------  -----------  -----------  -----------  -----------
Balance at January 2, 1999              18,435,687          184       87,619      (17,112)           -       70,691
                                        -----------  -----------  -----------  -----------  -----------  -----------
   Exercise of common stock options
     and warrants                          479,855            5        3,470            -            -        3,475
   Repurchase of common stock           (1,220,000)         (12)     (12,680)           -            -      (12,692)
   Employee stock purchases (note 12)       17,705            -          104            -            -          104
   Net loss                                      -            -            -       (8,204)           -       (8,204)
                                        -----------  -----------  -----------  -----------  -----------  -----------
Balance at January 1, 2000 as
  previously reported                   17,713,247          177       78,513      (25,316)           -       53,374
                                        -----------  -----------  -----------  -----------  -----------  -----------
  Acquisition of SleepTec, Inc. (note 2)         -            -            -         (502)           -        (502)
                                        -----------  -----------  -----------  -----------  -----------  -----------
Balance at January 1, 2000              17,713,247          177       78,513      (25,818)           -       52,872
                                        -----------  -----------  -----------  -----------  -----------  -----------
   Exercise of common stock options
     and warrants                           44,515            1          414            -            -          415
   Employee stock purchases (note 12)      204,927            2          525            -            -          527
   Net loss                                      -            -            -      (37,214)           -      (37,214)
                                        -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 30, 2000            17,962,689         $180      $79,452     $(63,032)       $   -     $ 16,600
                                        ===========  ===========  ===========  ===========  ===========  ===========


          See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
                                 (IN THOUSANDS)

                                                               2000        1999        1998
                                                            ----------- -----------  ----------
Cash flows from operating activities:
   Net income (loss)                                          $(37,214)    $(8,204)    $ 5,195
   Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
     Depreciation and amortization                               8,409       6,695       5,351
     Loss on disposal of assets and impaired assets              2,167       1,297          50
     Extraordinary item                                              -           -       1,441
     Deferred tax assets                                        10,887     (4,998)     (5,888)
     Interest expense from put warrant valuation                     -           -       5,625
     Change in operating assets and liabilities net
      of effects of acquisition:
       Accounts receivable, net                                 (1,637)      9,568      (4,663)
       Inventories                                                 640      (1,315)     (2,387)
       Prepaid expenses                                             80        (773)        208
       Income taxes                                              2,579      (3,227)      1,856
       Accounts payable                                          1,360       3,832        (120)
       Accrued sales returns                                      (596)       (141)        697
       Accrued warranty costs                                    1,340       1,355       1,229
       Accrued compensation, taxes and benefits                   (173)      1,835       1,694
       Other accrued liabilities                                   537         723        (265)
       Other assets                                                535         147         252
       Other liabilities                                           800         863         709
                                                            ----------- -----------  ----------
         Net cash provided by (used in) operating activities   (10,286)      7,657      10,984
                                                            ----------- -----------  ----------
Cash flows used in investing activities:
   Purchases of property and equipment                         (12,084)    (13,663)     (8,812)
   Sales of (investments in) marketable securities              16,179     (20,129)          -
   Investment in affiliate                                        (400)     (2,000)          -
                                                            ----------- -----------  ----------
         Net cash provided by (used in) investing activities     3,695     (35,792)     (8,812)
                                                            ----------- -----------  ----------
Cash flows from financing activities:
   Principal payments on debt                                      (16)       (872)    (15,999)
   Repurchase of common stock                                        -     (12,692)          -
   Proceeds from issuance of common stock                          664       3,579      46,718
                                                            ----------- -----------  ----------
         Net cash provided by (used in) financing activities       648      (9,985)     30,719
                                                            ----------- -----------  ----------

Increase (decrease) in cash and cash equivalents                (5,943)    (38,120)     32,891
Cash and cash equivalents, at beginning of year                  7,441      45,561      12,670
                                                            ----------- -----------  ----------
Cash and cash equivalents, at end of year                     $  1,498     $ 7,441     $45,561
                                                            =========== ===========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (NOTE 2)
 Cash paid during the year for:
     Interest                                                 $     7      $    69     $ 1,719
     Income taxes                                                  175       2,292       1,800
   Cashless exercise of stock options                                -           -       1,483
   Net tax benefit from exercise of stock options                   11       1,115         493
                                                            =========== ===========  ==========

                  See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Select Comfort Corporation and its wholly-owned subsidiaries (the Company) develop, manufacture, and market air beds and sleep-related products. The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years 2000, 1999 and 1998 had 52 weeks. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

GOING CONCERN CONSIDERATIONS

     The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company has incurred negative cash flows and has incurred pretax losses from operations of $25,970,000 and $14,793,000 in 2000 and 1999, respectively. In addition, the Company had negative working capital of $18,176,000 at December 30. 2000. These factors, among others, indicate that there is a substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if it was unable to continue as a going concern. The Company's continuation as a going concern is dependent, among other things, upon obtaining positive cash flow from operations or upon its ability to raise additional working capital.

     Near the end of 2000, the Company began to undertake efforts to right size its cost structure. The economic downturn at the end of 2000 adversely affected sales trends, resulting in the identification and execution of additional cost reduction measures. Efforts have included termination of non-core business initiatives, closure of certain facilities, including one of three manufacturing facilities, one of two administrative offices and one of two call centers, closure of 27 stores in 2000 with plans to close 14 stores in 2001, reduction of corporate and administrative overhead and staffing, and adjustment of advertising, promotional and other marketing programs. The Company is also pursuing programs to improve its liquidity, including negotiation of supplier and landlord payment terms, the reduction of inventory levels and the deferral of capital programs.

     Since the fourth quarter of 2000, the Company has been pursuing $10 million or more of working capital financing from a variety of potential sources. The Company is pursuing a private placement of $10 million to $12 million of senior secured debt securities convertible into shares of common stock together with detachable warrants to purchase additional shares of common stock. Consummation of this financing as contemplated could result in substantial dilution to current shareholders. Based on discussions with potential investors in this private placement, the Company believes that it will be able to consummate this financing. However, firm commitments have not been received and significant conditions to closing remain to be met, and therefore no assurance can be given that it will be able to consummate this financing on satisfactory terms, or at all.

     While management believes that implementation of its plans to achieve profitability and obtain additional capital will provide sufficient working capital to fund operations for the foreseeable future, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

INVENTORIES

     Inventories include material, labor, and overhead and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment, carried at cost, are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the life of the lease or ten years.

OTHER ASSETS

     Other assets include security deposits, patents, investments, trademarks, debt issuance costs and goodwill. Patents and trademarks are amortized using the straight-line method over periods ranging from 10 to 17 years. Debt issuance costs are amortized using the straight-line method over the term of the debt. Goodwill is being amortized using the straight-line method over a 10-year period.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company reviews store assets for possible impairment considering such factors as store cash flows, lease termination provisions, and opportunities to impact future store operating results.

ACCRUED WARRANTY COSTS

     The Company provides a 20-year warranty on air beds, the last 15 years of which are on a prorated basis. Estimated warranty costs are provided at the time of sale based on historical claims incurred by the Company. Given the limited history available, actual results could differ from these estimates.

ACCRUED SALES RETURNS

     Estimated sales returns are provided at the time of sale based upon historical sales returns. Returns are allowed by the Company for 90 nights following the sale.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents and accounts receivable approximate fair value because of the short-term maturity of those instruments. The fair value of long-term debt approximates carrying value based on the Company's estimate of rates that would be available to it for debt of the same remaining maturities.

REVENUE RECOGNITION

     Revenue is recognized when products are shipped to customers net of estimated returns. The Company records shipping and handling costs as a component of sales and marketing expense.

STOCK COMPENSATION

     The Company records compensation expense for option grants under its stock option plan if the current market value of the underlying stock at the grant date exceeds the stock option exercise price. Pro forma disclosure of the net income impact of applying an alternative method of recognizing stock compensation expense over the vesting period based on the fair value of all stock-based awards on the date of grant is presented in Note 9. The Company has issued options to non-employees and recognized compensation expense based on the fair market value method.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

     Costs incurred in connection with research and development are charged to expense as incurred. Research and development expense was $889,000, $1,865,000 and $1,638,000 in 2000, 1999 and 1998, respectively.

PRE-OPENING COSTS

     Costs associated with the opening of new stores are expensed as incurred.

ADVERTISING COSTS

     The Company incurs advertising costs associated with print and broadcast advertisements. Such costs are charged to expense as incurred. Advertising expense was $33,444,000, $43,415,000 and $31,648,000 in 2000, 1999 and 1998.

INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE

     Basic earnings (loss) per share excludes dilution and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share includes dilutive potential common shares consisting of stock options and warrants determined by the treasury stock method, and dilutive convertible securities.

ACCOUNTING ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities", which requires implementation during 2001. The Company has evaluated the impact of SFAS 133 and has determined that the pronouncement will not impact the Company's consolidated financial statements.

(2) ACQUISITION

     Effective November 10, 2000, the Company completed the acquisition of certain assets of SleepTec, Inc. ("SleepTec"), the manufacturer of the Company's sofa sleeper product. The acquisition of SleepTec was accounted for by the purchase method of accounting. The Company made an original investment in
SleepTec of $2,000,000 in May 1999 and accounted for the less than 20% investment under the cost method. The subsequent acquisition in 2000 resulted in step-acquisition treatment of the original May 1999 investment. Accordingly, the results of operations of SleepTec for 1999, in the amount of the Company's ownership interest (15.7%) are included as an adjustment to 1999 retained earnings ($502,000). The results of SleepTec's operations for 2000 are included in the Company's consolidated results as a loss in equity of affiliate ($642,000) and amortization of goodwill related to this purchase transaction is included in general and administrative expense ($46,000).

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(2) ACQUISITION (CONTINUED)

     The aggregate purchase price paid by the Company for the assets of SleepTec consists of (i) a non-interest-bearing subordinated convertible debenture ("debenture") in the original principal amount of $4,000,000, due November 10, 2005 and convertible at any time into shares of the Company's common stock at the rate of $5.50 per share of common stock; and (ii) $400,000 in cash. In addition, the Company agreed to fund approximately $250,000 in a combination of cash and equity (in the form of options to purchase shares of the Company's common stock) payments to current and former employees of SleepTec for transition services and severance compensation. The Company's largest shareholder is the holder of the SleepTec debenture.

     The purchase price was determined through arm's-length negotiations between the Company and representatives of SleepTec based primarily upon the past and projected stream of earnings of the SleepTec operations. The source of the funds used to pay the purchase price was cash on hand at the Company and by issuance of the debenture.

     A summary of the assets acquired and the amount paid for this acquisition is as follows (in thousands):

              Inventory                                      $272
              Property, plant and equipment                   544
              Patents and trademarks (amortized by the
                straight-line method over ten years)           50
              Goodwill (amortized by the straight-line
                method over ten years)                      2,864
                                                        ----------
            Purchase price                                  3,730
                                                        ----------
            Less:
              Amount previously paid for SleepTec, net
                of equity losses                             (742)
              Transaction costs, included in goodwill
                balance above                                (318)
              Value of $4,000,000 non-interest bearing
                subordinated convertible debenture         (2,270)
                                                        ----------
            Net cash paid                                    $400
                                                        ==========

     The asset and liability balances noted above, excluding cash paid, are treated as non-cash items in the statement of cash flows.

     The value of the $4,000,000 non-interest bearing subordinated convertible debenture was determined based on its net cash flows using a 12% discount rate and a five-year term.

     Unaudited pro forma results of operations for the years ended December 30, 2000, and January 1, 2000, as if the Company and SleepTec had been combined as of the beginning of those years follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any cost savings or any other effects of the planned integration of the Company and SleepTec, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                              PRO FORMA    PRO FORMA
                                             DECEMBER 30,  JANUARY 1,
    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     2000         2000
                                             ------------ ------------
    Net sales                                  $270,479    $274,011
    Net loss                                    (19,901)    (12,240)
    Net loss per share - diluted                  (1.12)      (0.67)
                                             ============ ============

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(3) MARKETABLE SECURITIES

     Securities classified as held to maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at amortized cost, and are summarized as follows: (in thousands):

                                     AVERAGE
                                    INTEREST  AMORTIZED    FAIR
                                      RATE       COST      VALUE
                                   ---------- ---------- ---------
         DECEMBER 30, 2000
         Commercial paper                6.7%     3,950     3,949
                                   -------------------------------
                                                $ 3,950  $  3,949
                                   ===============================

         JANUARY 1, 2000
         U.S. Government agencies        5.5%   $ 7,244   $ 7,228
         Commercial paper                5.8%    12,885    12,877
                                   -------------------------------
                                                $20,129   $20,105
                                   ===============================

(4) INVENTORIES

     Inventories consist of the following (in thousands):

                           DECEMBER 30, 2000    JANUARY 1, 2000
                           ------------------  -----------------
         Raw materials          $ 5,507            $ 5,753
         Work in progress            60                 59
         Finished goods           5,516              5,639
                           ------------------------------------
                                $11,083            $11,451
                           ====================================

(5) PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                              DECEMBER 30, 2000  JANUARY 1, 2000
                                              -----------------  ---------------
  Leasehold improvements                            $35,712          $33,192
  Office furniture and equipment                      5,097            5,314
  Production machinery and computer equipment        19,794           13,115
  Property and equipment under capital lease            112              495
  Other                                                 188            1,108
  Less accumulated depreciation and
    amortization                                    (23,840)         (17,401)
                                              ----------------------------------
                                                    $37,063          $34,823
                                              ==================================

STORE CLOSINGS AND ASSET IMPAIRMENT CHARGES

     Store closing and write off expense was $565,000, $1,498,000, and $20,000 in 2000, 1999 and 1998, respectively, associated with 16 stores, 22 stores and 1 store in 2000, 1999 and 1998 respectively.

     During 2000, the Company incurred charges of $1,387,000 related to the impairment of carrying values of certain non-store assets. These charges included $741,000 related to relocation of the Company's headquarters and $646,000 related to the write-off of web software design costs.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(6) LEASES

     The Company rents office and manufacturing space under four operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. The Company also rents retail space under operating leases which, in addition to the minimum lease payments, require payment of percentage rents based upon sales levels. Rent expense was as follows:

                                2000      1999      1998
                              --------   -------   -------
Minimum rents                  $17,589   $15,399   $11,127
Percentage rents                 1,835     1,992     1,522
                             ------------------------------
Total                          $19,424   $17,391   $12,649
                             ==============================

Equipment rent                 $ 1,587   $ 1,362   $   952
                             ==============================

     The aggregate minimum rental commitments under operating leases for subsequent years are as follows (in thousands):


                   2001                           $15,376
                   2002                            15,088
                   2003                            14,311
                   2004                            12,853
                   2005                            11,308
                   Thereafter                      24,143
                                               -------------
                                                  $93,079
                                               =============

(7) LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term obligations under notes and capital leases are as follows (in thousands):

                                              DECEMBER 30, 2000  JANUARY 1, 2000
                                              -----------------  ---------------
Non-interest bearing subordinated
   convertible debenture for the acquisition
   of certain assets of SleepTec, Inc. due
   November 2005.  Face amount of $4,000,000
   net of $1,711,000 debt discount, with an
   effective interest rate of 12% per
   annum.  Convertible into 727,273 shares
   of common stock at the rate of $5.50 per
   share (note 2).                                    $2,289           $ -
Notes payable under capital lease  agreements
   for office  equipment,  payable in monthly
   installments through April 2003, with
   interest at 7.75% - 12.5% per annum.                   71            87
                                              ----------------------------------
                                                       2,360            87
Less current maturities                                   38            51
                                              ----------------------------------
                                                      $2,322           $36
                                              ==================================

     The aggregate maturities of long-term debt and capital lease obligations for subsequent years are as follows (in thousands):

                   2001                             $  38
                   2002                                28
                   2003                                 5
                   2004                                 -
                   2005                             4,000
                   Thereafter                           -
                                                ------------
                                                   $4,071
                                                ============

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(7) LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

     In March 1997, the Company completed a financing under which it issued a senior subordinated promissory note in the principal amount of $15,000,000, a warrant to purchase 1,100,000 shares of the Company's common stock at $10.50 per share and a warrant to purchase 1,000,000 shares of common stock at $0.01 per share. These warrants were subsequently adjusted and combined, resulting in a single warrant to purchase 1,315,096 shares of common stock at $8.82 per share, exercisable at any time prior to March 31, 2005. The holder has exercised 238,998 warrants to date. This warrant includes an anti-dilution provision resulting in warrants outstanding of 1,131,357 at $8.39 and 1,083,391 at $8.76 at December 30, 2000 and January 1, 2000, respectively.

     In December 1998, the Company repaid the promissory note resulting in an extraordinary loss of $1,441,000 from early repayment. The loss was comprised of unamortized debt discount and issuance costs totaling $2,281,000, and net of income tax benefits of $840,000.

     The original warrant issued in the financing provided that the holder could require repurchase of the warrant if an IPO had not been completed prior to March 27, 2002. The repurchase amount would have been equal to the excess of the estimated fair market value of the Company's common stock, as determined by the warrant agreement, over the exercise price of the warrant. The Company also has an option to repurchase the warrant if the warrant has not been exercised prior to March 27, 2004. The warrant was recorded at fair value and recorded as long-term debt. Changes in fair value of the warrant were reflected as interest expense. Accordingly, the financial statements reflect interest expense of $5,625,000 for 1998 related to this warrant.

     Upon completion of the Company's initial public offering the put option on the warrants expired and the warrants were reclassified into $9,215,000 of additional paid-in-capital. In addition, effective upon completion of the Company's initial public offering, warrant revaluation is no longer required and accordingly interest expense is no longer recorded.

(8) MANDATORILY REDEEMABLE PREFERRED STOCK

     Prior to completion of the Company's initial public offering in December 1998, the Company had issued and outstanding 12,091,962 shares of manditorily redeemable preferred stock. The holders of the Series A, B, C, D, and E mandatorily redeemable preferred stock had certain rights and preferences, including those involving dividend participation, special voting, liquidation preferences, antidilution rights, redemption rights and in certain cases, those involving cumulative dividends.

     In November 1998, the Company adjusted the conversion price of the Series E Mandatorily Redeemable Preferred Stock from $8.82 per share to $8.20.The adjustment was made in accordance with the Series E Stock Purchase Agreement and was effective on the closing of the Company's initial public offering. The adjustment resulted in the issuance of an additional 77,155 shares of common stock upon conversion. For purposes of calculating net income per share in the period in which the initial public offering was completed, net income available to common shareholders has been reduced by $1,312,000 in 1998 for the estimated value of additional shares issued under these antidilution provisions (note 11).

     Upon completion of the Company's underwritten public offering in December 1998 the Series A, B, C, D, and E mandatorily redeemable preferred stock were converted into an aggregate of 12,332,364 of common stock. In addition, all rights and preferences, including those involving cumulative dividends expired. Cumulative but undeclared and unpaid dividends have been deducted from net income available to common shareholders in determining net income per share (note 11).

     As of January 2, 1999, there were no remaining shares of manditory redeemable shares outstanding.

     Changes in mandatorily redeemable preferred stock are as follows (dollars in thousands):

                                                            ADDITIONAL
                                                             PAID-IN
                                      SHARES      AMOUNT     CAPITAL     TOTAL
                                   ------------ ---------- ----------- ---------
     Balance at January 3, 1998     12,091,962    $12,692    $14,920    $27,612
       Conversion to common stock   12,091,962     12,692     14,920     27,612
                                   ---------------------------------------------
     Balance at January 2, 1999              -    $     -    $     -    $     -
                                   =============================================

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(9) SHAREHOLDERS' EQUITY

     Effective December 4, 1998, the Company issued 2,922,350 common shares in completion of its initial public offering resulting in net proceeds of $44,643,000.

STOCK OPTIONS

     The Board of Directors has reserved 6,300,000 shares of common stock for options that may be granted to key employees, directors, or others under the Company's stock option plans.

     A summary of the changes in the Company's stock option plans for each of the years in the three-year period ended December 30, 2000 is as follows:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                                       EXERCISE
                                                             SHARES      PRICE
                                                          ------------ ---------
              Outstanding at January 3, 1998                2,095,609   $ 4.98
                (including 931,319 shares exercisable)
                  Granted                                     443,075    14.70
                  Exercised                                  (526,880)    3.18
                  Canceled                                   (208,070)    5.82
                                                          ----------------------
              Outstanding at January 2, 1999                1,803,734     7.77
                (including 884,807 shares exercisable)
                  Granted                                   1,857,100    12.10
                  Exercised                                  (448,705)    5.05
                  Canceled                                   (526,776)   14.66
                                                          ----------------------
              Outstanding at January 1, 2000                2,685,353     9.92
                (including 1,311,133 shares exercisable)
                  Granted                                   1,307,700     4.64
                  Exercised                                   (44,515)    3.09
                  Canceled                                   (429,267)    9.44
                                                          ----------------------
              Outstanding at December 30, 2000              3,519,271   $ 8.08
                (including 1,726,097 shares exercisable)  ======================

     The following table summarizes information about options outstanding at December 30, 2000:

                      OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
     ---------------------------------------------------- --------------------
                                     AVERAGE    WEIGHTED            WEIGHTED
      RANGE OF                      REMAINING    AVERAGE             AVERAGE
      EXERCISE                      CONTRACTUAL EXERCISE            EXERCISE
        PRICE             SHARES   LIFE (YEARS)   PRICE     SHARES    PRICE
     ----------------- ----------- ------------ --------  --------- ---------
       $0.45 -  4.80      706,927      8.27       $3.34    335,085    $3.61
        4.82 -  5.91    1,277,687      8.26        5.55    484,978     5.41
        6.63 - 11.00      792,872      8.05        8.19    567,567     8.54
       13.94 - 24.50      706,785      8.24       16.38    307,787    16.69
       24.53 - 28.63       35,000      8.25       26.54     30,680    26.56
     ----------------- ----------- ------------ --------  --------- ---------
       $0.45 - 28.63    3,519,271      8.21       $8.08   1,726,097   $8.48
                       ===========                                  =========

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(9) SHAREHOLDERS' EQUITY (CONTINUED)

     No compensation cost has been recognized in the consolidated financial statements for employee stock options grants. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under an alternative accounting method, the Company's net income (loss) would have been adjusted as indicated below (in thousands):

                                                  2000        1999       1998
                                               ---------   ---------  ---------
     Net income (loss):          As reported   $(37,214)   $ (8,204)    $5,195
                                 Pro forma     $(39,673)   $(11,088)    $4,144

     Earnings (loss) per share:  As reported   $  (2.09)   $  (0.45)    $ 1.09
                                 Pro forma     $  (2.22)   $  (0.60)    $ 0.73

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield-0%; expected stock price volatility-40%; risk-free interest rate-5.9%, 6.3%, and 4.6% for 2000, 1999 and 1998 respectively; expected life of options-3.6, 2.9 years, and 3.0 for 2000, 1999, 1998, respectively. The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $1.87, $3.86 and $4.72, respectively.

WARRANTS

     In April 1996, the Company issued warrants to the holders of Series E Preferred Stock (note 8) to purchase an aggregate of 171,429 shares of Common Stock at an exercise price of $5.25 per share. During 1998, warrants for 54,430 common shares were exercised. Warrants for 108,499 shares remained outstanding at December 30, 2000 and January 1, 2000, respectively.

     In connection with a capital lease transaction with a vendor in 1997, the Company granted the vendor warrants to acquire 31,428 shares of the Company's Series E convertible preferred stock at a purchase price of $10.50 per share. The warrants are exercisable for five years beginning December 3, 1998. In December 1998 all the Preferred Stock warrants were converted into warrants exercisable into 40,243 shares of common stock at $8.20 per share. In February of 1999, the vendor exercised all of these warrants.

     In connection with short-term debt issued to related parties in 1996, the Company granted warrants to purchase 71,525 shares of the Company's common stock at a purchase price of $5.25 per share. The warrants are exercisable for ten years from the grant date. During December 1998, warrants for 7,003 common shares were exercised. Warrants for 64,522 shares remained outstanding at December 30, 2000 and January 1, 2000.

     In connection with an executive search in March 2000, the Company issued warrants to purchase 40,000 shares of the Company's common stock at a purchase price of $5.56 per share. The warrants are exercisable for five years from the grant date. All of these warrants remained outstanding at December 30, 2000.

STOCK REPURCHASE

     During 1999, the Company repurchased 1,220,000 shares for approximately $12.7 million.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(10) INCOME TAXES

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                      2000      1999      1998
                                                  ---------- --------- ---------
                Current:
                  Federal                           $     -   $     -   $ 2,969
                  State                                 705       180       687
                                                  ------------------------------
                Deferred:
                  Federal                            10,397   (4,694)   (5,803)
                  State                                 490     (304)      (85)
                                                  ------------------------------
                                                     10,887   (4,998)   (5,888)
                                                  ------------------------------
                Income tax expense (benefit)        $11,592  $(4,818)  $(2,232)
                                                  ==============================

     Effective tax rates differ from statutory federal income tax rates as follows:

                                                      2000      1999      1998
                                                  ---------- --------- ---------
Statutory federal income tax rate                    (35.0%)   (35.0%)    35.0%
Nondeductible interest expense, put warrants           0.0       0.0      44.7
Change in valuation allowance                         82.2       0.0    (147.0)
Effect of change in tax rate on deferred tax asset     0.0       0.0       6.7
State income taxes, net of federal benefit            (1.1)     (0.6)      8.9
Other                                                 (0.9)     (1.4)      1.0
                                                  ------------------------------
                                                      45.2%    (37.0%)   (50.7%)
                                                  ==============================

     The tax effects of temporary differences that give rise to deferred tax assets at December 30, 2000 and January 1, 2000 are as follows (in thousands):

                                                                2000      1999
                                                             --------- ---------
              Deferred tax assets:
                Current:
                  Inventory, warranty, and returns reserves   $ 5,012   $ 4,553
                  Allowance for doubtful accounts                 100       116
                  Other                                         2,171     1,970
                Long term:
                  Net operating loss carryforwards             11,923     3,885
                  Other                                         2,389       886
                                                             -------------------
                    Total gross deferred tax assets            21,595    11,410
              Valuation allowance                             (21,595)     (523)
                                                             -------------------
                    Total net deferred tax assets             $     -   $10,887
                                                             ===================

     At December 30, 2000, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $31,400,000 expiring between the years 2003 and 2020. The Company expects that approximately $1,400,000 of these NOLs will expire unutilized due to an Internal Revenue Code
(IRC) Section 382 limitation resulting from a prior ownership change and has, therefore, provided a valuation allowance for this portion of the carryforwards. During the fourth quarter of fiscal 2000 the Company increased its valuation allowance by $21,072,000 due to negative cash flows, recurring pre-tax operating losses and the recent downturn of the economy making realization of the deferred tax assets uncertain.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(11) NET INCOME (LOSS) PER COMMON SHARE

     The  following  computations  reconcile  net income  (loss) with net income
(loss) per common share-basic and diluted (dollars in thousands, except per share amounts).

                                                     NET               PER SHARE
    2000                                            LOSS      SHARES      AMOUNT
    --------------------------------------------  --------- ---------- ---------
    Net loss                                      ($37,214)
                                                  ---------
    BASIC AND DILUTED EPS
    Net loss attributable to common shareholders  ($37,214) 17,848,375   ($2.09)
                                                  ========= ========== =========


                                                     NET               PER SHARE
    1999                                            LOSS      SHARES      AMOUNT
    --------------------------------------------  --------- ---------- ---------
    Net loss                                       ($8,204)
                                                  ---------
    BASIC AND DILUTED EPS
    Net loss attributable to common shareholders   ($8,204) 18,299,728   ($0.45)
                                                  ========= ========== =========


                                                     NET               PER SHARE
    1998                                           INCOME     SHARES      AMOUNT
    --------------------------------------------  --------- ---------- ---------
    Net income before extraordinary item            $6,636
    Less: Deemed dividend from revision of
          preferred stock                           (1,312)          -
    Cumulative preferred dividends                    (821)          -
                                                  ---------
    BASIC EPS
    Net income available to common shareholders     $4,503   4,114,219    $1.09
                                                                       =========
    EFFECT OF DILUTIVE SECURITIES
    Options                                              -     912,448
    Warrants                                             -     654,436
    Convertible preferred stock                          -  10,247,143
                                                  --------- ----------
    DILUTED EPS
    Net income attributable to common shareholders
      plus assumed conversion                       $4,503  15,928,246    $0.28
                                                  ========= ========== =========

     The following is a summary of those securities outstanding during the respective periods which have been excluded from the calculations because the effect on net income (loss) per common share would not have been dilutive:

                                  2000        1999       1998
                                  ----        ----       ----
      Options                   3,519,271  2,722,429       -
      Common stock warrants     1,344,378  1,249,119       -

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(12) EMPLOYEE BENEFIT PLANS

     Effective January 1, 1994, the Company adopted a profit sharing and 401(k) plan for eligible employees. The plan allows employees to defer up to 15% of their compensation on a pretax basis. Each year, the Company may make a discretionary contribution equal to a percentage of the employee's contribution. During 2000, 1999 and 1998, the Company expensed $487,000, $480,000 and
$375,000, respectively, relating to its contribution to the 401(k) plan.

EMPLOYEE STOCK PURCHASE PLAN

     Effective July 30, 1999, the Company adopted an Employee Stock Purchase Plan (the "Plan") under which employees can purchase Company common stock at a discount of 15% based on the average price of the stock on the last business day of the offering period (calendar-quarter). 204,927 and 17,705 shares were issued during 2000 and 1999, respectively.

(13)  RELATED PARTY TRANSACTIONS

     The Company has entered into a consulting agreement with a director of the Company beginning May 4, 1999. The agreement is effective for a term of two years, provides an annual fee of $100,000 and 60,000 options vesting over three years. In 1999, the Company expensed $44,000 relating to these options. Effective January 2000, the director resigned from the board terminating the agreement. An aggregate of 27,292 vested options are exercisable through May 2004.

(14)  COMMITMENTS AND CONTINGENCIES

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

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(14) COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company is a party to other various claims, legal actions, sales tax disputes, and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these matters will not have a material effect on the consolidated financial position or results of operations of the Company.

(15) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a condensed summary of actual quarterly results for 2000 and 1999:

                  2000                   Fourth     Third    Second     First
                  ----
  Net sales                             $64,075   $68,056   $61,787   $76,159
  Gross margin                           39,054    43,185    39,901    49,013
  Operating loss                         (6,905)   (8,894)   (5,391)   (4,780)
  Net loss                              (25,059)   (5,692)   (3,465)   (2,998)
  Net loss per share - diluted            (1.39)    (0.32)    (0.19)    (0.17)

                  1999                   Fourth     Third    Second     First
                  ----
  Net sales                             $68,104   $68,281   $65,750   $71,632
  Gross margin                           44,050    44,337    43,188    47,085
  Operating income (loss)                (9,939)   (6,432)      200     1,378
  Net income (loss)                      (6,042)   (3,698)      348     1,188
  Net income (loss) per share - diluted   (0.33)    (0.20)     0.02      0.06

                               MANAGEMENT'S REPORT

The management of Select Comfort Corporation is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on judgments and estimates made by management. Management is also responsible for the preparation and accuracy of information included in other sections of this annual report, which information is consistent with the financial statements.

The integrity of the financial statements is based on the maintenance of an internal control structure established by management to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, recorded and reported. The concept of reasonable assurance is based on the recognition that the cost of maintaining a system of internal controls should not exceed the benefits expected to be derived. Even effective internal controls, no matter how well designed, have inherent limitations. Management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected and corrected in the normal course of business.

The Company engages independent auditors to examine its financial statements and express their opinion thereon. The auditors have access to each member of management in conducting their audits. Their report appears in this annual report.

The Audit Committee of the Board of Directors, composed solely of non-management directors, meets periodically with management and the independent auditors to review internal accounting control, audit activities and financial reporting matters. The independent auditors have full access to the Audit Committee and meet periodically with them without management present.


/s/William R. McLaughlin                              /s/James C. Raabe
-------------------------                             -------------------------
William R. McLaughlin                                 James C. Raabe
President and Chief                                   Chief Financial Officer
Executive Officer

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE




The Board of Directors and Stockholders
Select Comfort Corporation:


     Under date of February 2, 2001, except as to Notes 1 and 10 which are as of April 12, 2001, we reported on the consolidated balance sheets of Select Comfort Corporation and subsidiaries as of December 30, 2000 and January 1, 2000 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 30, 2000, as contained in the Annual Report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The audit report on the consolidated financial statements of Select Comfort Corporation and subsidiaries referred to above contains an explanatory paragraph that states that the Company has negative cash flows that raise substantial doubt about the entity's ability to continue as a going concern. The financial statements and schedule included in the Company's 2000 Annual Report on Form 10-K do not include adjustments that might result from the outcome of this uncertainty.


                                                 /s/ KPMG LLP


Minneapolis, Minnesota
February 2, 2001


                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                              ADDITIONS
                                  BALANCE AT  CHARGED TO  DEDUCTIONS  BALANCE AT
                                  BEGINNING   COSTS AND   FROM        END OF
        DESCRIPTION               OF PERIOD   EXPENSES    RESERVES    PERIOD
-------------------------------   ----------  ----------  ----------  ----------
Allowance for doubtful accounts
    - 2000                        $  305       $  531      $  572       $  264
    - 1999                         2,750        1,193       3,638          305
    - 1998                         1,901        2,794       1,945        2,750

Accrued warranty costs

    - 2000                        $5,841       $5,397      $4,057       $7,181
    - 1999                         4,486        5,368       4,013        5,841
    - 1998                         3,257        4,807       3,578        4,486