Form 10-K/A
period 2000-12-30
SELECT COMFORT CORP
filed 2001-04-30
CIK 827187

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-K/A
(Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.
================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth certain information, as of March 30, 2001, which has been furnished to us by each executive officer, director and each person who has been nominated by the Board of Directors to serve as a director of Select Comfort.

             NAME              AGE                 POSITION(S)
----------------------------- ---- --------------------------------------------
William R. McLaughlin          44   President and Chief Executive Officer

Noel F. Schenker               47   Senior Vice President, Marketing and New
                                    Business Development

Gregory T. Kliner              63   Senior Vice President of Operations

James C. Raabe                 41   Vice President and Chief Financial Officer

Mark A. Kimball                42   Senior Vice President, Chief Administrative
                                    Officer, General Counsel and Secretary

Michael J. Thyken              39   Vice President and Chief Information Officer

Tracey T. Breazeale            34   Senior Vice President, Special Projects

Patrick A. Hopf (1)            52   Chairman of the Board

Christopher P. Kirchen (1)(3)  58   Director

Jean-Michel Valette (3)        40   Director

Ervin R. Shames (1)(3)         60   Director

Thomas J. Albani (2)           58   Director

David T. Kollat (2)            62   Director

-------------------

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

THOMAS J. ALBANI has served as a director of Select Comfort since February 1994. Mr. Albani served as President and Chief Executive Officer of Electrolux Corporation, a manufacturer of premium floor care machines, from July 1991 to May 1998. From September 1984 to April 1989, Mr. Albani was employed by Allegheny International Inc., a home appliance manufacturing company, in a number of positions, most recently as Executive Vice President and Chief Operating Officer. Mr. Albani also serves as a director of Dyersburg Corporation.

DAVID T. KOLLAT has served as a director of Select Comfort since February 1994. Mr. Kollat has served as President and Chairman of 22 Inc., a research and consulting company for retailers and consumer goods manufacturers, since 1987. From 1976 until 1987, Mr. Kollat served in various capacities for The Limited, a women's apparel retailer, including Executive Vice President of Marketing and President of Victoria's Secret Catalogue. Mr. Kollat also serves as a director of numerous companies, including The Limited, Inc., Wolverine World Wide, Inc., Consolidated Stores Corporation, Cooker Restaurant Corporation and Cone Mills Corporation.

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

JEAN-MICHEL VALETTE has served as a director of Select Comfort since 1994. Mr. Valette is an independent advisor to branded consumer companies. From August 1998 to May 2000, Mr. Valette served as President and Chief Executive Officer of Franciscan Estates, Inc., the Fine Wine Division of Constellation Brands, Inc. Mr. Valette was a Managing Director of Hambrecht & Quist LLC from October 1994 to August 1998 and served as a Senior Analyst at Hambrecht & Quist LLC from November 1992 to October 1994. Hambrecht & Quist LLC was one of the underwriters of the Company's initial public offering. Mr. Valette also serves as a director of Peet's Coffee and Tea, Inc. and of Golden State Vinters, Inc., as well as a number of privately held companies.

PATRICK A. HOPF was elected Chairman of the Board of Directors in April 1999 and has served as a director of Select Comfort since December 1991. Mr. Hopf also served as the Chairman of the Board of Directors of the Company from August 1993 to April 1996. Mr. Hopf is President of St. Paul Venture Capital, Inc., a venture capital firm, and is the Managing General Partner of St. Paul Venture Capital IV, LLC and St. Paul Venture Capital V, LLC. From August 1988 to January 1999, Mr. Hopf served as Vice President of St. Paul Fire and Marine Insurance Company. St. Paul Venture Capital IV, LLC, St. Paul Venture Capital V, LLC and St. Paul Fire and Marine Insurance Company are investors in the Company. Mr. Hopf also serves as a director of a number of privately held companies.

ERVIN R. SHAMES has served as a director of Select Comfort since April 1996. From April 1996 to April 1999, Mr. Shames served as Chairman of the Board of Directors. Since January 1995, Mr. Shames has served as an independent management consultant to consumer goods and services companies, advising on management and marketing strategy. Since 1996 he has been a visiting lecturer at the University of Virginia's Darden Graduate School of Business. From December 1993 to January 1995, Mr. Shames served as the Chief Executive Officer of Borden, Inc. and was President and Chief Operating Officer of Borden, Inc. from July 1993 until December 1993. Mr. Shames serves as a director and as chairman of the compensation committee of the board of directors of Online Resources Corporation.

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

To our knowledge, based upon a review of the copies of such reports furnished to us during the fiscal year ended December 30, 2000 and written representations by such persons, one report on Form 4 relating to the purchase by William R. McLaughlin of 2,000 shares in October, 2000 was inadvertently not timely filed during 2000. All other transactions were reported on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

MEETING FEES. All non-employee directors of the Company receive $3,500 for each meeting of the Board of Directors attended and $500 for each committee meeting attended.

STOCK OPTIONS. Each newly elected non-employee director is eligible for an initial grant of options to purchase 20,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. These initial options become exercisable in equal monthly increments over a 24-month period, so long as the director remains a director of Select Comfort. After the vesting of this initial grant, each non-employee director is eligible for an annual grant, subject to action by the Board and coincident with the annual meeting of shareholders, of options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of the annual meeting of shareholders. These annual options become exercisable in equal monthly increments over a 36-month period, so long as the director remains a director of Select Comfort. All of the options granted to directors remain exercisable for a period of up to 10 years after the date of grant, subject to continuous service on the Board.

OPTION GRANTS FOR SERVICE AS CHAIRMAN OF THE BOARD. For service as Chairman of the Board, in May 1999 the Board of Directors granted to St. Paul Venture Capital V, LLC, an affiliate of Mr. Hopf's employer, St. Paul Venture Capital, Inc., options to purchase a total of 250,000 shares exercisable at $15.38 per share, of which 50,000 vest in equal monthly increments over 36 months, 50,000 vest at such time that the trading price of Select Comfort common stock has exceeded $50.00 per share for at least 30 consecutive trading days, and 150,000 vest at such time that the trading price of Select Comfort common stock has exceed $100.00 per share for at least 30 consecutive trading days.

OPTION GRANTS FOR SERVICE AS INTERIM PRESIDENT AND CEO. Mr. Hopf received no cash compensation for his service as Interim President and CEO during 1999 or 2000. In consideration of such service, the Board of Directors granted to St. Paul Venture Capital V, LLC, an affiliate of Mr. Hopf's employer, St. Paul Venture Capital, Inc., 10,000 options per month for the months of July through December 1999, and 27,000 options per month for the months of January and February of 2000. Mr. Hopf's service as Interim President and CEO ceased after February of 2000.

REIMBURSEMENT OF EXPENSES. All directors are reimbursed for travel expenses for attending meetings of the Board and any Board committees.

NO DIRECTOR COMPENSATION FOR EMPLOYEE DIRECTORS. Directors who are employees of the Company do not receive additional compensation for their services as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Hopf, Lansing and Shames served as members of the Compensation Committee of the Board of Directors through March of fiscal 2000, and thereafter the Compensation Committee consisted of Messrs. Albani and Kollat. In the last half of 1999 and the first two months of 2000, Mr. Hopf served as Interim President and CEO of the Company pending the search for the successor to Mr. McAthie, who resigned in July 1999. See "Executive Compensation -- Director Compensation."

Mr. Hopf is the President of St. Paul Venture Capital, Inc. and Managing General Partner of St. Paul Venture Capital IV, LLC, and St. Paul Venture Capital V, LLC, which are investors in the Company. Mr. Hopf was elected Chairman of the Board of Directors in April 1999 and previously served as Chairman of the Board of

Directors of the Company from August 1993 to April 1996.

For a description of certain transactions involving these entities, see "Item 13
- Certain Transactions."

No other relationships existed during fiscal 2000 with respect to members of the Compensation Committee that would be required to be disclosed under the rules of the Securities Act of 1933.

               ITEM 12. EXECUTIVE COMPENSATION AND OTHER BENEFITS

                               -------------------


SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides summary information concerning cash and non-cash compensation paid to or earned by each of the persons serving in the capacity of Chief Executive Officer in 2000 and the four most highly compensated executive officers other than the CEO serving as executive officers at the end of 2000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                                                                     LONG-TERM
                                           ANNUAL COMPENSATION      COMPENSATION
                                         -----------------------    ------------
                                                                     SECURITIES     ALL OTHER
                                                                     UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR     SALARY($)      BONUS($)     OPTIONS(#)      ($)(1)
---------------------------     ----     ---------      --------     ----------      ------
William R. McLaughlin (2)       2000    $ 390,372     $    146,390     600,000     $ 123,428 (4)
PRESIDENT AND CHIEF  EXECUTIVE  1999           --             (3)           --            --
OFFICER                         1998           --             --            --            --
                                                              --

Patrick A. Hopf (5)             2000           --             --        64,000            --
INTERIM  PRESIDENT  AND  CHIEF  1999           --             --        50,000            --
EXECUTIVE OFFICER               1998           --             --            --            --

Tracey T. Breazeale (6)         2000      200,000         30,808 (3)    36,000         2,400
SENIOR     VICE     PRESIDENT,  1999       71,923         30,000       100,000       105,008 (7)
SPECIAL PROJECTS                1998           --             --            --            --

Mark A. Kimball (8)             2000      201,243         45,280 (3)    36,000            --
SENIOR VICE PRESIDENT, CHIEF    1999      117,788             --       125,000            --
ADMINISTRATIVE OFFICER,         1998           --             --            --            --
SECRETARY AND GENERAL COUNSEL

Gregory T. Kliner               2000      186,992         42,073 (3)    28,000         2,400
SENIOR   VICE   PRESIDENT   OF  1999      183,197             --        15,000         2,139
OPERATIONS                      1998      157,574         52,204        15,000         2,628

Ronald E. Mayle (9)             2000      225,000         50,625        36,000         2,400
SENIOR   VICE   PRESIDENT   OF  1999      202,615             --        80,000        13,077
RETAIL                          1998      161,231         50,352        25,000            --


(1) Except as noted, the amounts disclosed for each individual represent Select Comfort's contributions to the accounts of the named individuals in Select Comfort's 401(k) defined contribution plan.

(2)  Mr.  McLaughlin  became  President and Chief Executive  Office on March 21,
     2000.

(3) Represents bonuses accrued in 2000, the payment of which is deferred pending the achievement of quarterly profitability by the Company.

(4) Includes $2,106 in contributions to the account of Mr. McLaughlin in Select Comfort's 401(k) defined contribution plan and $121,322 in payment for reimbursement of relocation expenses.

(5) Mr. Hopf was Interim President and Chief Executive Officer of the Company from July 19, 1999 to March 20, 2000. Includes 114,000 shares issuable upon exercise of outstanding options issued to St. Paul Venture Capital IV, LLC.

(6) Ms. Breazeale became Senior Vice President of Strategic Planning and Branding on August 2, 1999. On February 1, 2001 Ms. Breazeale became Senior Vice President, Special Projects and her work schedule was reduced to 25% of full time, with a proportionate reduction in salary.

(7) Includes $1,079 in contributions to the account of Ms. Breazeale in Select Comfort's 401(k) defined contribution plan and $103,929 in payment for reimbursement of relocation expenses.

(8) Mr. Kimball became Senior Vice President, Chief Administrative Officer, Secretary and General Counsel on May 3, 1999.

(9) Mr. Mayle has resigned his position with the Company and ceased to serve as an employee as of April 21, 2001.

OPTION GRANTS AND EXERCISES

     The following tables summarize option grants and exercises during the fiscal year ended December 30, 2000 to or by the Named Executive Officers and the potential realizable value of the options held by such persons at December 30, 2000.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS (1)
                               -------------------------------------------------------
                                                 PERCENT OF                             POTENTIAL REALIZABLE VALUE
                                                    TOTAL                                AT ASSUMED ANNUAL RATES
                                 NUMBER OF        OPTIONS                                    OF STOCK PRICE
                                SECURITIES        GRANTED TO      EXERCISE                    APPRECIATION
                                UNDERLYING        EMPLOYEES       OR BASE                  FOR OPTION TERM (2)
                                  OPTIONS         IN FISCAL        PRICE    EXPIRATION  --------------------------
            NAME                GRANTED (#)         YEAR           ($/SH)      DATE           5%            10%
-----------------------------  -------------  -----------------  ---------  ----------  ------------  ------------
William R. McLaughlin             50,000 (3)        3.8%           $5.91     03/21/10    $  185,473    $  470,271
                                 100,000 (4)        7.6%            5.91     03/21/10       370,945       940,542
                                 150,000 (5)       11.5%            5.91     03/21/10       556,418     1,410,813
                                 300,000 (6)       22.9%            5.91     03/22/10     1,113,222     2,822,826

Patrick A. Hopf (8)               27,000 (6)        2.1%            3.61     01/15/10        79,527       201,641
                                  10,000 (7)        0.8%            4.72     01/28/10        28,774        72,947
                                  27,000 (6)        2.1%            4.58     02/15/10        80,094       203,023

Tracey T. Breazeale               16,000 (6)        1.2%            4.38     02/02/10        44,349       112,129
                                  20,000 (3)        1.5%            4.82     02/08/10        60,360       153,183

Mark A. Kimball                   16,000 (6)        1.2%            4.38     02/02/10        44,349       112,129
                                  20,000 (3)        1.5%            4.82     02/08/10        60,360       153,183

Gregory T. Kliner                  8,000 (6)        0.6%            4.38     02/02/10        22,175        56,065
                                  20,000 (3)        1.55            4.82     02/08/10        60,360       153,183

Ronald E. Mayle                   16,000 (6)        1.2%            4.38     02/02/10        44,349       112,129
                                  20,000 (3)        1.5%            4.82     02/08/10        60,360       153,183

-----------------------------


(1) All of the options granted to the Named Executive Officers were granted under the Company's 1990 and 1997 Stock Incentive Plan.

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

(3) These options become exercisable when the average of the high and low sales prices of the Company's common stock, as reported by the Nasdaq National Market System, exceeds $12.00 per share for at least 30 consecutive trading days.

(4) These options become exercisable when the average of the high and low sales prices of the Company's common stock, as reported by the Nasdaq National Market System, exceeds $24.00 per share for at least 30 consecutive trading days.

(5) These options become exercisable when the average of the high and low sales prices of the Company's common stock, as reported by the Nasdaq National Market System, exceeds $36.00 per share for at least 30 consecutive trading days.

(6) These options become exercisable in as nearly equal as possible monthly installments over a 36-month period, so long as the executive remains employed by the Company or one of its subsidiaries at that date. To the extent not already exercisable, these options become immediately exercisable in full upon certain changes in control of the Company and remain exercisable for the remainder of their term.

(7)  These options became immediately exercisable at the date of grant.

(8) Represents options granted to St. Paul Venture Capital V, LLC, an affiliate of St. Paul Venture Capital, Inc., Mr. Hopf's employer.


                                             AGGREGATED OPTION EXERCISES IN
                                   LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                              SHARES          VALUE       OPTIONS AT DECEMBER 30, 2000      AT DECEMBER 30, 2000 (2)
                           ACQUIRED ON      REALIZED      ----------------------------    ----------------------------
NAME                       EXERCISE (#)       ($)(1)      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                       ------------     --------      -----------    -------------    -----------    -------------
William R. McLaughlin            ---             ---         75,000         525,000             ---              ---

Patrick A. Hopf                  ---             ---         75,750          38,250             ---              ---

Tracey T. Breazeale              ---             ---         48,889          87,111             ---              ---

Mark A. Kimball                  ---             ---         69,028          91,972             ---              ---

Gregory T. Kliner                ---             ---        117,450          43,695             ---              ---

Ronald E. Mayle                  ---             ---        183,332          92,668             ---              ---

-----------------------

(1) Value based on the difference between the fair market value of one share of common stock on the date of exercise and the exercise price of the option.

(2) Value based on the difference between the fair market value of one share of common stock at December 30, 2000 ($1.4375) and the exercise price of the options ranging from $4.08 to $17.00 per share. Options are in-the-money if the market price of the shares exceeds the option exercise price.

(3) Includes 114,000 shares issuable upon exercise of outstanding options granted to St. Paul Venture Capital V, LLC.

EMPLOYMENT AGREEMENTS

WILLIAM R. MCLAUGHLIN. We have entered into a letter agreement with William R. McLaughlin pursuant to which he serves as President and CEO. Mr. McLaughlin receives a base salary and is entitled to participate in the Company's incentive compensation plans. Upon involuntary termination of Mr. McLaughlin's employment by the Board or constructive dismissal, Mr. McLaughlin is entitled to one year's salary as severance compensation and the unvested portion of his initial grant of 300,000 options would become fully vested. Upon an involuntary termination or constructive dismissal of Mr. McLaughlin's employment following a change in control of the of Company, Mr. McLaughlin would be entitled to two years' salary as severance compensation and his stock options would become fully vested.

NOEL F. SCHENKER. We have entered into a letter agreement with Noel F. Schenker pursuant to which she serves as Senior Vice President, Marketing and New Business Development of the Company. Ms. Schenker receives a base salary and is entitled to participate in the Company's incentive compensation plans. Upon the involuntary termination of Ms. Schenker's employment following a change in control, a termination without cause or a constructive dismissal, Ms. Schenker is entitled to one year's salary as severance and the unvested portion of her initial grant of 100,000 options would become fully vested.

GREGORY T. KLINER. We have entered into a letter agreement with Gregory T. Kliner pursuant to which he serves as Senior Vice President of Operations of the Company. Mr. Kliner receives a base salary and is entitled to participate in the Company's incentive compensation plans.

JAMES C. RAABE. We have entered into a letter agreement with James C. Raabe pursuant to which he serves as Vice President and Chief Financial Officer of the Company. Mr. Raabe receives a base salary and is entitled to participate in the Company's compensation plans.

MARK A. KIMBALL. We have entered into a letter agreement with Mark A. Kimball pursuant to which he serves as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary of the Company. Mr. Kimball receives a base salary and is entitled to participate in the Company's incentive compensation plans. Upon termination of Mr. Kimball's employment without cause, Mr. Kimball is entitled to one year's salary as severance compensation.

MICHAEL J. THYKEN. We have entered into a letter agreement with Michael J. Thyken pursuant to which he serves as Vice President and Chief Information Officer of the Company. Mr. Thyken receives a base salary and entitled to participate in the Company's incentive compensation plans.

TRACEY T. BREAZEALE. We have entered into a letter agreement with Tracey T. Breazeale pursuant to which she serves as a Senior Vice President of the Company. Ms. Breazeale receives a base salary and is entitled to participate in the Company's incentive compensation plans. In February 2001, Ms. Breazeale's work schedule was reduced to 25% of full time, with a proportionate reduction in salary.

RONALD E. MAYLE. We entered into a letter agreement with Ronald E. Mayle pursuant to which he served as Senior Vice President of Retail. Mr. Mayle's employment with the Company terminated as of April 21, 2001

CHANGE IN CONTROL ARRANGEMENTS

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

Under the 1990 and 1997 Plans, a "change in control" will include any of the following:

o a merger involving the Company where the pre-merger shareholders own less than 50% of the surviving company's voting stock (whether or not approved by the Board of Directors);

o a transfer of substantially all of the Company's assets or liquidation of the Company;

o ownership by any person or group of more than 50% of the Company's voting stock;

o the "continuity" directors (directors as of the effective date of the Plan and their future nominees) ceasing to constitute a majority of the Board of Directors; or

o any change of control that is required by the Securities and Exchange Commission to be reported.

Notwithstanding anything in the foregoing to the contrary, solely for purposes of options granted under such plans prior to July 27, 1999, no change in control will be deemed to have occurred for purposes of the 1990 and 1997 Plans by virtue of any transaction which was approved by the affirmative vote of at least a majority of the "continuity" directors, as defined above. For options granted on or after July 27, 1999, each of the transactions constituting a change in control as defined above will constitute a change in control for purposes of the plans regardless of whether the transaction was approved by the continuity directors.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

                               -------------------

The Compensation Committee is comprised solely of non-employee directors and consisted of Ervin R. Shames, Patrick A. Hopf and William J. Lansing through March of 2000, and thereafter consisted of Thomas J. Albani and David T. Kollat. The Compensation Committee makes recommendations to the Board of Directors concerning the compensation and benefits of the Company's directors, executive officers and key employees, and acts on such other matters relating to their compensation as it deems appropriate. The Compensation Committee administers our stock option plans, pursuant to which incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, performance units and stock bonuses may be granted to eligible employees, officers, directors and consultants. The Compensation Committee also administers our executive and key employee incentive plan, pursuant to which eligible employees may be granted incentive compensation for achievement of Company and individual performance targets.

COMPENSATION PHILOSOPHY AND OBJECTIVES

The philosophy underlying the decisions and recommendations of the Compensation Committee is to encourage, recognize and reward results and achievements, at both Company and individual levels, that are aligned with the interests of our shareholders. Consistent with this philosophy, the objectives for the Company's executive compensation programs are to:

o Motivate executives to achieve desired Company performance goals by rewarding such achievements.

o Provide compensation that is competitive with comparable companies to enable the Company to attract and retain key executive talent.

o Align the interests of the Company's executives with the interests of the Company's shareholders.

In determining its recommendations as to the compensation of the Company's executives, the Compensation Committee considers factors, such as Company performance, both in isolation and in comparison to companies of comparable size, development and complexity; the individual performance of executive officers; historical compensation levels at the Company; the overall competitive environment for executives and the level of compensation necessary to attract and retain the talent necessary to achieve the Company's objectives. The Compensation Committee places primary emphasis on Company performance (rather than individual performance) as measured against goals approved by the Compensation Committee. In analyzing these factors, the Compensation Committee from time to time reviews competitive compensation data gathered in comparative surveys or collected by independent consultants.

EXECUTIVE COMPENSATION PROGRAM COMPONENTS

The three principal components of Select Comfort's executive compensation programs are base salary, annual incentive bonuses, and long-term incentive opportunities under our stock option plans. Each of these components is discussed in greater detail below.

BASE SALARY. The Compensation Committee's recommendations regarding the base salary of the executive officers of the Company, including the compensation of the President and Chief Executive Officer, are based on a number of factors, including each executive officer's experience and qualifications, the potential impact of the individual on the Company's performance, the level of skill and responsibility required fulfill the individual's responsibilities and the other factors described above. Base salaries are reviewed annually, and the Compensation Committee seeks to set executive officer base salaries at moderately to aggressively competitive levels in relation to the companies with which the Company competes for executives. Base salaries for the executive officers were increased at the beginning of 2000 in order to retain key members of the management team to pursue the Company's turnaround plans. For 2001, base salaries for the executive officers have been maintained at the same levels as in 2000.

ANNUAL INCENTIVE BONUS. The Company's annual incentive bonus program is designed to provide a direct financial incentive to the Company's executive officers, including the President and Chief Executive Officer, as well as other key employees, for achievement of specific Company performance goals. Consistent with the requirements of the Company's Executive and Key Employee Incentive Plan, at the beginning of each fiscal year, the Compensation Committee determines:

o The employees by grade level that are eligible to participate in the plan for the year;

o The quarterly and/or annual performance goal or goals (from among sales growth and volume, net operating profit, cash flow, earnings per share, return on capital, and/or return on assets) for the year; and

o For each eligible employee, (A) the target bonus level as a percentage of base compensation, (B) the portion of the target bonus level that is based on achievement of objective company performance goals, and (C) the portion of the target bonus level, if any, that is based on achievement of objective individual performance goals.

In fiscal 2000, the Compensation Committee established incentive compensation for executive officers based on Company-wide operating profit and cash flow targets, and also established minimum bonus levels in order to retain key management team members to enable the Company to pursue its turnaround plans. Payment of incentive compensation to executive officers related to fiscal 2000 has been deferred pending the return of the Company to quarterly profitability. For fiscal 2001, incentive compensation for the executive officers is based exclusively on Company-wide annual operating profit and cash flow performance targets.

LONG-TERM INCENTIVE COMPENSATION. The Compensation Committee makes long-term incentive compensation available to the Company's executive officers, as well as to many other employees of the Company, through the grant of stock options. The purpose of stock option grants is to advance the interests of the Company and its shareholders by enabling the Company to attract and retain persons of ability to perform services for the Company, including persons performing services for the Company as executive officers. By granting stock options to executive officers and other employees, the Compensation Committee seeks to align the long-term interests of these individuals with those of the Company's shareholders by creating a strong and direct nexus between compensation and shareholder return and to enable executive officers and key managers to develop and maintain a significant ownership position in the Company. The Compensation Committee determines the number of options and the terms and conditions of such options based on certain factors, including (for grants to executive officers) the past performance of the executive officer, the executive officer's potential impact on the achievement of the Company's objectives, past grants or awards of stock-based compensation, and comparative compensation data regarding option grants by companies of comparable size and complexity. Additionally, options may be granted to an executive officer as an incentive at the time the executive officer joins the Company.

All options have an exercise price equal to 100% of the fair market value of the common stock on the date of grant. In past periods, options have typically become exercisable in 36 equal monthly increments over a 36-month period from the date of grant. For option grants made in 2001, the options typically become exercisable in three equal increments on each of the first three anniversaries of the date of grant. Options typically remain exercisable for a period of 10 years from the date of grant, provided the individual continues to be employed by the Company during such period. Alternatively, some option grants have been "performance-based" and become fully exercisable upon the trading price of the Company's common stock reaching or exceeding certain levels for at least 30 days or upon the end of a five-year period from the date of grant.

In 2000, the Compensation Committee approved the grant of options to all executive officers and key managers of the Company. The primary purposes of the 2000 stock option grants was to provide an incentive to newly hired executive officers and managers, to retain previously employed executive officers and managers, and to align the interests of all such executive officers and key managers with the interests of the shareholders of the Company.

CHIEF EXECUTIVE OFFICER COMPENSATION

During fiscal 2000, two different people served in the capacity of President and CEO for different parts of the year.

Patrick A. Hopf served as interim President and CEO from mid-July 1999 until mid-March 2000, pending the search for a permanent President and CEO. Mr. Hopf did not serve as, and was not compensated as, an employee of the Company. In consideration for Mr. Hopf's service as interim President and CEO, the Compensation Committee granted to St. Paul Venture Capital V, LLC, which is an affiliate of Mr. Hopf's employer, 10,000 options per month for the first six months and 27,000 options per month for the final two months of Mr. Hopf's tenure.

William R. McLaughlin was hired as President and CEO in March 2000. The principal terms of Mr. McLaughlin's compensation package include: (A) an annual base salary of $500,000; (B) a cash bonus of between 0% and 100% of base salary; and (C) options to purchase an aggregate of up to 600,000 shares of common stock, including (i) up to 300,000 shares vesting in equal monthly increments over 36 months, (ii) 50,000 shares vesting at such time that the trading price of Select Comfort common stock exceeds $12.00 per share for 30 consecutive trading days, (iii) 100,000 shares vesting at such time that the trading price of Select Comfort common stock exceeds $24.00 per share for 30 consecutive trading days, and (iv) 150,000 shares vesting at such time that the trading price of Select Comfort common stock exceeds $36.00 per share for 30 consecutive trading days. The payment to Mr. McLaughlin of incentive compensation in the amount of $146,390 accrued in 2000 has been deferred pending the achievement of a quarterly operating profit by the Company.

In addition to the foregoing, Mr. McLaughlin (i) is entitled to participate in standard employee benefit plans offered by the Company, (ii) was entitled to and received reimbursement of relocation and temporary living expenses aggregating $121,322 in 2000, (iii) is entitled to severance compensation in certain circumstances, and (iv) is eligible for additional stock options as may be granted from time to time by the Compensation Committee. See "Executive Compensation and Other Benefits - Employment and Consulting Agreements."

The terms of Mr. McLaughlin's compensation were determined in part on the basis of a survey completed by an independent consultant of compensation and benefits payable to CEOs for companies of comparable size and complexity to Select Comfort.

SECTION 162(M)

Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation paid to the chief executive officer and each of the four other most highly compensated executives of a publicly held corporation to

$1,000,000. In 2000, the Company did not pay "compensation" within the meaning of Section 162(m) to any such executive officers in excess of $1,000,000.

The $1,000,000 limit on deductibility does not apply to compensation that meets certain requirements for qualified performance-based compensation as further described in the Internal Revenue Code. The Company's 1997 Stock Incentive Plan, as well as the Executive and Key Employee Incentive Plan submitted for approval by shareholders at the Annual Meeting, are designed to permit stock options or cash incentive awards granted under the respective plans to qualify as deductible performance-based compensation under the Internal Revenue Code. In reviewing and adopting other executive compensation programs, the Compensation Committee plans to continue to consider the impact of Section 162(m) limitations in light of the materiality of the deductibility of potential benefits and the impact of such limitations on other compensation objectives. Because the Compensation Committee seeks to maintain flexibility in accomplishing the Company's compensation goals, however, it has not adopted a policy that all compensation must be fully deductible.

        COMPENSATION COMMITTEE

        Thomas J. Albani
        David T. Kollat

                          COMPARATIVE STOCK PERFORMANCE

                               -------------------

     The graph below compares, for the period from December 3, 1998 through December 30, 2000, the total cumulative shareholder return on Select Comfort common stock to the total cumulative return on The Nasdaq Stock Market (U.S.) Index and the Standard & Poor's 400 Retail (Specialty) Index. The graph assumes a $100 investment in Select Comfort common stock, The Nasdaq Stock Market (U.S.) Index and the Standard & Poor's 400 Retail (Specialty) Index on January 2, 2000 and the reinvestment of all dividends.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
 AMONG SELECT COMFORT CORPORATION, THE STANDARD & POOR'S 400 RETAIL (SPECIALTY) INDEX
                    AND THE NASDAQ STOCK MARKET (U.S.) INDEX
                      JANUARY 2, 2000 TO DECEMBER 30, 2000

-----------------------------------------------------------------------------------
|                                  |  12/3/98  |   1/2/99  |  1/01/00  | 12/30/00 |
|----------------------------------|-----------|-----------|-----------|----------|
| Select Comfort Corporation       |   100.00  |   155.51  |   23.90   |    8.46  |
|----------------------------------|-----------|-----------|-----------|----------|
| Nasdaq Stock Market (US)         |   100.00  |   112.65  |  209.34   |  125.96  |
|----------------------------------|-----------|-----------|-----------|----------|
| Peer Group                       |   100.00  |   126.37  |  103.23   |   92.31  |
-----------------------------------------------------------------------------------

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               -------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information, as of December 31, 2000, with respect to each person who was known by us to be the beneficial owner of more than 5% of Select Comfort common stock.

                                                      SHARES OF COMMON STOCK
                                                      BENEFICIALLY OWNED (1)
                                                 -------------------------------
NAME                                                AMOUNT      PERCENT OF CLASS
----------------------------------------------   ------------   ----------------
St. Paul Venture Capital, Inc. (2)                 7,015,406         37.3%

Consumer Venture Partners II, L. P. (3)            1,962,801         11.0%

General Electric Capital Corporation (4)           1,131,357          6.0%

------------------------

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

(2) Includes 4,806,022 shares held by St. Paul Fire and Marine Insurance Company, 321,017 shares held by St. Paul Venture Capital IV, LLC and 955,900 shares held by St. Paul Venture Capital V, LLC. Includes (i) 59,769 shares issuable upon exercise of outstanding warrants held by St. Paul Fire and Marine Insurance Co., (ii) 10,926 shares issuable upon exercise of outstanding warrants and options held by St. Paul Venture Capital IV, LLC.,
     (iii) 134,500 shares issuable upon exercise of outstanding options held by St. Paul Venture Capital V, LLC, and (iv) 727,272 shares issuable upon conversion of a convertible debenture held by St. Paul Venture Capital V, LLC. The St. Paul Companies, Inc. owns all of the issued and outstanding shares of capital stock of St. Paul Fire and Marine Insurance Co. The St. Paul Fire and Marine Insurance Co. owns 99% of the membership interests in St. Paul Venture Capital IV, LLC and St. Paul Venture Capital V, LLC. Patrick A. Hopf, Chairman of the Board of Directors of the Company, is the Managing General Partner of St. Paul Venture Capital IV, LLC and St. Paul Venture Capital V, LLC. Does not include shares held of record by Mr. Hopf or his family members. See "--Security Ownership of Management." The address of St. Paul Venture Capital, Inc. is 10400 Viking Drive, Suite 550, Eden Prairie, Minnesota 55344.

(3) Includes 1,962,801 shares held by Consumer Venture Partners II, L.P. Christopher P. Kirchen, a director of the Company, is the general partner of Consumer Venture Associates II, L.P., which is the general partner of Consumer Venture Partners II, L.P. Does not include any shares held of record by Mr. Kirchen. See "--Security Ownership of Management." The
     address of Consumer Venture Partners II, L.P. is One Stamford Plaza, 263 Tresser Blvd., 16th Floor, Stamford, Connecticut 06901.

(4) Includes 1,131,357 shares issuable upon exercise of an outstanding warrant. The address of General Electric Capital Corporation is 260 Long Ridge Road, Stamford, Connecticut 06927.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of Select Comfort common stock as of February 28, 2001 by each director and nominee for director, by each executive officer named in the Summary Compensation Table under the heading "Executive Compensation and Other Benefits" and by all directors and executive officers of Select Comfort as a group.

                                                      SHARES OF COMMON STOCK
                                                      BENEFICIALLY OWNED (1)
                                                 -------------------------------
NAME                                                AMOUNT      PERCENT OF CLASS
----------------------------------------------   ------------   ----------------

William R. McLaughlin (2)                           127,333            *

Tracey T. Breazeale (3)                              69,647            *

Mark A. Kimball (4)                                 108,248            *

Gregory T. Kliner (5)                               122,597            *

Ronald E. Mayle (6)                                 205,352           1.1%

Patrick A. Hopf (7)                               7,027,239          38.5%

Thomas J. Albani (8)                                 44,178            *

Christopher P. Kirchen (9)                        2,009,387          11.1%

David T. Kollat (10)                                 44,178            *

Ervin R. Shames (11)                                253,056           1.4%

Jean-Michel Valette (12)                             19,914            *

All directors and executive officers
as a group (14 persons) (13)                     10,117,317          52.8%
------------------------
* Less than 1% of the outstanding shares.

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

(2)  Includes 108,333 shares issuable upon exercise of outstanding options.

(3)  Includes 61,778 shares issuable upon exercise of outstanding options.

(4)  Includes 84,694 shares issuable upon exercise of outstanding options.

(5)  Includes 120,562 shares issuable upon exercise of outstanding options.

(6)  Includes 194,556 shares issuable upon exercise of outstanding options.

(7) Includes (i) 8,000 shares held by Mr. Hopf's wife and children and (ii) an aggregate of (A) 6,082,939 outstanding shares, (B) 209,028 shares issuable upon exercise of outstanding options and warrants, and (C) 727,272 shares issuable upon conversion of a convertible debenture, all of which are beneficially owned by St. Paul Fire and Marine Insurance Company. See "--Security Ownership of Certain Beneficial Owners." Mr. Hopf's address is 10400 Viking Drive, Suite 550, Eden Prairie, Minnesota 55344.

(8)  Includes 6,583 shares issuable upon exercise of outstanding options.

(9) Includes 6,583 shares issuable upon exercise of outstanding options. Also includes 1,962,801 shares beneficially owned by and Consumer Venture Partners II, L.P., as to which Mr. Kirchen shares voting and dispositive power. Mr. Kirchen has the same business address as Consumer Venture Partners II, L. P. See "--Security Ownership of Certain Beneficial Owners."

(10) Includes 44,083 shares issuable upon exercise of outstanding options.

(11) Includes 103,056 shares issuable upon exercise of outstanding options held by Mr. Shames and 100,000 shares issuable upon exercise of outstanding options held by Louise G. Shames, Trustee of the Ervin R. Shames Estate Reduction Family Trust U/A dated October 30, 1997.

(12) Includes 6,583 shares issuable upon exercise of outstanding options.

(13) Includes an aggregate of 1,111,964 shares issuable upon exercise of outstanding options and warrants held by officers, directors and their affiliates. Also includes all shares beneficially owned by St. Paul Fire and Marine Insurance Company, Inc., H&Q Select Comfort Investors, L.P. and Consumer Venture Partners II, L. P. See "--Security Ownership of Certain Beneficial Owners."

ITEM 13. CERTAIN TRANSACTIONS

DIRECTOR RELATIONSHIPS

Patrick A. Hopf, Chairman of the Board of Directors of Select Comfort, is the President of St. Paul Venture Capital, Inc. Mr. Hopf is the Managing General Partner of St. Paul Venture Capital IV, LLC and St. Paul Venture Capital V, LLC. St. Paul Venture Capital IV, LLC, St. Paul Venture Capital V, LLC, St. Paul Venture Capital Affiliates Fund I, LLC (each of which funds is managed by St. Paul Venture Capital, Inc.) and St. Paul Fire and Marine Insurance Co. are significant shareholders of the Company.

Christopher P. Kirchen, a director of Select Comfort, is a general partner of Consumer Venture Associates II, L.P., which is the general partner of Consumer Venture Partners II, L.P., a significant shareholder of the Company.

Jean-Michel Valette, a director of Select Comfort, was a Managing Director of Hambrecht & Quist LLC from October 1994 to August 1998 and a Senior Analyst of Hambrecht & Quist LLC from November 1992 to October 1994. Mr. Valette was also a member of the general partner of H&Q Select Comfort Investors, L.P., an investor in the Company and a related party to Hambrecht & Quist LLC. Hambrecht & Quist LLC was one of the underwriters of the Company's initial public offering completed in December 1998.

AMENDED AND RESTATED REGISTRATION RIGHTS AGREEMENT

Certain holders of our common stock and warrants to purchase shares of our common stock, including certain directors and more than 5% shareholders, have certain demand and incidental registration rights covering such shares pursuant to a certain Amended and Restated Registration Rights Agreement dated December 28, 1995, as amended, among the Company and the other parties thereto.

EMPLOYMENT AGREEMENTS

For a discussion of the employment agreements entered into by the Company and certain Named Executive Officers, see "Executive Compensation and Other Benefits--Employment Agreements."

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

Effective in March 1998, the Company and GECC restructured these warrants by combining them into one warrant to purchase 1,309,583 shares of common stock at an exercise price of $8.82. In November 1998, in connection with the reduction of the conversion price of our Series E preferred stock, we issued an additional warrant to GECC to purchase 5,513 shares of common stock at an exercise price of $8.82 per share. In December 1998, in connection with our initial public offering, GECC exercised a portion of this warrant and as of January 1, 2000, held a combined warrant to purchase 1,076,098 shares of common stock. By operation of certain anti-dilution provisions in GECC's warrant, as of December 31, 2000, GECC's warrant represented the rights to acquire 1,131,357 shares at an exercise price of $8.39 per share. GECC has certain demand and incidental registration rights covering the shares of common stock issuable upon exercise of this warrant.

ACQUISITION OF ASSETS OF SLEEPTEC, INC.

In May 1999, the Company entered into a Series C Preferred Stock Purchase Agreement pursuant to which the Company invested $2,000,000 in SleepTec, Inc., a developer and manufacturer of sofa sleepers with air supported mattresses, in exchange for 57% of the Series C Convertible Preferred Stock of SleepTec, representing approximately 10.3% of the fully diluted equity of SleepTec at that time. In December 1999, the Series C Convertible Preferred Stock of SleepTec was split on a 1.45714 for 1 basis. As a result of this stock split, the Company's investment in the Series C Convertible Preferred Stock of SleepTec represented approximately 13.55% of the fully diluted equity of SleepTec at that time.

Affiliates of St. Paul Venture Capital, Inc. own a majority of the outstanding capital stock of SleepTec. Patrick A. Hopf, the Chairman of the Board of Directors of Select Comfort, is the President of St. Paul Venture Capital, Inc. and a member of the Board of Directors of SleepTec, Inc.

In November 2000, the Company acquired substantially all of the business and assets of SleepTec. The aggregate purchase price paid by the Company for the assets of SleepTec consisted of (i) a non-interest-bearing subordinated convertible debenture in the original principal amount $4,000,000 due November 10, 2005 and convertible at any time into shares of the Company's common stock at the rate of $5.50 per share; (ii) $400,000 in cash; and (iii) $250,000 in a combination of cash and equity (in the form of options) to employees of SleepTec for transition services and severance compensation.

In fiscal 2000, the Company purchased product in the amount of $377,000 from SleepTec.

All of the terms of the Company's relationship with and acquisition of SleepTec were determined through arm's-length negotiations and management believes that all such terms are no less favorable than terms available from any unrelated party.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SELECT COMFORT CORPORATION


Dated:  April 30, 2001        By:   /s/ William R. McLaughlin
                                 -----------------------------------------------
                                    William R. McLaughlin
                                    President and Chief Executive Officer
                                    (principal executive officer)


                              By:   /s/ James C. Raabe
                                 -----------------------------------------------
                                    James C. Raabe
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



NAME                               TITLE                          DATE


/s/ Patrick A. Hopf                Chairman of the Board          April 30, 2001
---------------------------------
Patrick A. Hopf


/s/ William R. McLaughlin          President and Chief            April 29, 2001
---------------------------------  Executive Officer, Director
William R. McLaughlin


/s/ Ervin R. Shames                Director                       April 27, 2001
---------------------------------
Ervin R. Shames


/s/ Thomas J. Albani               Director                       April 30, 2001
---------------------------------
Thomas J. Albani


/s/ Christopher P. Kirchen         Director                       April 30, 2001
---------------------------------
Christopher P. Kirchen

/s/ David T. Kollat                Director                       April 27, 2001
---------------------------------
David T. Kollat


/s/ Jean-Michel Valette            Director                       April 27, 2001
---------------------------------
Jean-Michel Valette