Form 10-K/A
period 2000-12-30
SELECT COMFORT CORP
filed 2001-05-08
CIK 827187

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

Our products address broad-based consumer sleep problems, resulting in a better night's sleep. In comparison with traditional mattress products, our proprietary Sleep Number beds utilize adjustable air chamber technology to more naturally contour to the body, thereby generally providing:

o    better spinal alignment,
o    reduced pressure points,
o    greater relief of lower back pain,
o    greater overall comfort, and
o    better quality sleep.

Our Firmness Control System allows customers to independently customize each side of the Sleep Number bed to their ideal level of firmness, comfort and support.

Unlike traditional mattress manufacturers, we have historically sold our products directly to consumers through three controlled, complementary and service-oriented distribution channels:

o RETAIL, including company-operated retail stores and leased departments within larger retail stores,
o    DIRECT MARKETING, including a company-operated call center, and
o    E-COMMERCE, through our Web site at selectcomfort.com.

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

In mid-2000, we renewed our relationship with New York-based advertising agency Messner Vetere Berger McNamee Schmetterer/Euro RSCG to help us design and implement a breakthrough brand and marketing program. In the second half of 2000, working with this agency, the marketing team focused its efforts on the repositioning of our product, brand and marketing messages around our Sleep Number bed. Our Sleep Number campaign focuses on the unique features and benefits of our product: individualized and adjustable firmness, comfort and support to provide a perfect night's sleep. This message has broader appeal than many of our traditional marketing messages, is being delivered through the broader reach of prime-time TV in selected markets, and is targeted at a broader demographic audience. We launched our Sleep Number campaign in two pilot markets in January 2001 and in six of our largest markets in February 2001, with encouraging initial results. See "--Marketing and Advertising."

RIGHTSIZING OUR COST STRUCTURE. In 2000, we began to implement initiatives to bring our cost structure in line with our sales volumes, with the ultimate objective of making our core bed business profitable at 2000 sales volumes and to enable funding of awareness-building marketing programs. Specific actions taken to improve our cost structure include:

o Termination of non-core business initiatives, including catalog, road show and event marketing, and expenses related to investment in the initial launch of the sofa sleeper product line and relaunch of the Company's web site,

o    Rebalancing of manufacturing between our three plant locations,

o Selling expense savings from reducing our sales infrastructure by closing 27 under-performing retail stores and our direct call center in South Carolina, and by streamlining retail management and store staffing levels,

o Corporate general and administrative expense savings from reductions in corporate staff and consolidating our two Minneapolis offices,

o Logistics cost savings from systems and packaging improvements to enable shipping with Fed Ex as well as UPS,

o Product cost reductions with equal or superior quality and reduced product returns, and

o Promotional discount reductions through improved program design and controls.

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

IMPROVING SALES CONVERSION. To improve the effectiveness of our sales conversion process, we have developed and are implementing a variety of initiatives, including:

o awareness-building programs that are designed to drive more knowledgeable and motivated consumers to our points of distribution,

o a simplified and close-oriented selling process focused on the unique features and benefits of our product and the value proposition that our product delivers,

o enhancement of the consumer's in-store experience through the use of tools that better demonstrate the benefits of our products,

o    improvements in the appearance of our products,

o changes in our direct marketing call center strategy to drive more traffic to our retail stores,

o offering different and more creative financing alternatives for our customers,

o expanding our home delivery, assembly and mattress removal capability to additional markets,

o compensation and incentive plans that are more highly commission-driven and close-oriented, and

o changes in our promotional schedule to better leverage key consumer shopping dates.

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

In October 2000, we tested the offering of our products on the QVC television shopping channel with a one-hour program. This successful test led to an additional one-hour program in December 2000 and three hours in early March of 2001, each of which resulted in sales exceeding our expectations. We plan to expand our relationship with QVC in 2001, which we believe will increase overall consumer awareness of our product and brand in addition to providing an important sales channel.

INNOVATION AND CONTINUOUS PRODUCT LINE AND SERVICE LEVEL IMPROVEMENT. We believe that our future success will depend in part on our ability to continue to lead the mattress industry in innovation and to continue to improve our product line and service levels. In 2000, we reinvigorated our research and development capability to focus on continuous product improvements to deliver:

o    new and enhanced consumer benefits,

o    improved product quality, and

o    reduced product or delivery costs.

In the second half of 2000, we introduced our new line of foundations that provide both new and enhanced consumer benefits over the previous generation of foundations, as well as reduced product delivery costs. In addition, we have recently introduced new ticking for improved appearance of our Classic and Elite models.

In November 2000, we acquired the assets of SleepTec, Inc., the innovator and manufacturer of our sofa sleeper product. Until April 2001, we had been devoting a portion of our product development resources to improving the features, benefits and quality of this product line for a relaunch in the second half of 2001. In April 2001, consistent with our cost reduction efforts and in order to focus our resources on our core product line, we delayed the relaunch of this product line beyond 2001.

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

The air chambers of a Sleep Number bed are surrounded on all sides by a high-density foam perimeter to provide strong edge support. For added comfort, we offer a plush pillowtop option with an extra cushion of support designed to cradle the body. All Sleep Number mattresses are enclosed by a comfortable, durable Belgian Damask covering which combines cotton and/or rayon for comfort and durability.

The contouring and support of a Sleep Number mattress works best with a specially designed foundation from Select Comfort. Used in place of a box spring, this durable foundation is uniquely designed to complement the air chambers and maintain a consistent support surface for the life of the bed. It is designed with interlocking panels for maximum structural integrity, as well as high-density polymer side panels and lateral support beams for additional support. And unlike traditional box springs, the foundation can be easily moved around corners and up and down stairs. The Select Comfort foundation is made of 100% recyclable material.

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

SOFA SLEEPERS. In 2000, we introduced a line of sofa sleepers with air-supported mattresses in select markets. This product offers significant advantages over traditional sofa sleeper products, including an 11-inch thick air supported mattress that provides all the benefits of adjustable and individualized comfort, firmness and support. In November 2000, we acquired the assets of SleepTec, Inc., the innovator and manufacturer of our sofa sleeper product. Until April 2001, we had been devoting a portion of our product development resources to improving the features, benefits and quality of this product line for a relaunch in the second half of 2001. In April 2001, consistent with our cost reduction efforts and in order to focus our resources on our core product line, we delayed the relaunch of this product line beyond 2001.

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

MARKETING AND ADVERTISING. We historically have supported some of our multiple store markets with media primarily focused on the use of radio personalities. In connection with the Sleep Number campaign in selected markets, we have broadened our media reach and target audience through drive-time radio, prime-time TV and periodic newspaper inserts. The Sleep Number campaign has to-date been introduced in two pilot markets and in six of our strongest markets, in terms of sales and store density, to best leverage the media spending. In addition, our integrated approach to marketing across our multiple channels is designed to deliver consistent messages about our Sleep Number beds and to direct customers to our retail stores.

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

DIRECT MARKETING OPERATIONS
Many consumers' initial exposure to the Sleep Number bed is through our direct marketing operations. Typically, an interested consumer will respond to one of our advertisements by calling our toll-free number. On this call, one of our direct marketing sales professionals captures information from the consumer, begins the consumer education process, takes orders, or, if appropriate, sends a thorough information packet or directs the consumer to our other distribution channels (retail or e-commerce). The direct marketing operations are conducted by knowledgeable and well-trained sales professionals, including a group of over 30 sales professionals who field incoming direct marketing inquiries, and over 10 sales professionals who make outbound calls to consumers who have previously contacted us. The direct marketing operations also include a database marketing department that is responsible for the mailing of product and promotional information to direct response inquiries. We maintain a database of information on approximately 6.6 million inquiries, including customers who have purchased a bed from us.

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

E-COMMERCE
Our Web site at selectcomfort.com provides consumers with a wide array of useful information as well as the convenience to order our products online or to call to order from one of our internet-dedicated sales professionals. Since building the capability to take online orders in May 1999, our e-commerce channel has continued to add functionality and content to educate consumers regarding:

o    sleep research and science,
o    our products and the benefits they provide,
o    store locations and other means to contact us and experience our products,
o    customer testimonials,
o    customer service information, and
o    current sales and promotional events.

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

In early 2001, a new integrated advertising campaign focused on our Sleep Number brand was introduced into eight test markets, and has produced favorable initial results in comparison with non-advertised markets.

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

Though it is too soon to draw definitive conclusions regarding the effectiveness and efficiency of the Sleep Number campaign from the initial markets, early results indicate significant additional product and brand awareness, as well as significant additional store traffic and sales in comparison with non-advertised markets.

CONSUMER EDUCATION AND CUSTOMER SERVICE
We are committed to achieving our goal of world class customer satisfaction and service. We intend to achieve this goal through a variety of means designed to:

o    educate consumers on the benefits of Select Comfort products,
o    deliver superior quality products,
o    maximize our direct relationship with consumers,
o    maximize convenience for the consumer, and
o    respond quickly to consumer needs and inquiries.

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

We maintain an in-house customer service department of over 40 customer service representatives who receive extensive training in sleep technology and all aspects of our products and operations. Our customer service representatives field customer calls and also interact with each of our retail stores to address customer questions and concerns raised with retail sales professionals. The customer service department makes outbound calls to new customers during our in-home trial phase to answer questions and provide solutions to possible problems in order to enhance customer education, build customer satisfaction and reduce returns.

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

INTELLECTUAL PROPERTY
Certain elements of the design and function of our beds and sofa sleeper products are the subject of United States and foreign patents and patent applications owned by us. We have 21 issued U.S. patents and 6 U.S. patent applications pending. We also held 14 foreign patents and had 26 foreign patent applications pending as of December 30, 2000.

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

EMPLOYEES
At December 30, 2000, we employed 1,853 persons, including 1,185 retail store employees, 53 direct marketing employees 72 customer service employees, 327 manufacturing and distribution employees and 216 management and administrative employees. Approximately 191 of our employees were employed on a part-time basis at December 30, 2000. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY. Since inception, we have incurred substantial operating losses and there can be no assurance that our business and growth strategy will enable us to achieve profitability on a quarterly or annual basis in future periods. Our future operating results will depend on a number of factors, including:

o Our ability to successfully execute the strategic initiatives outlined above under "--Business and Growth Strategy,"

o The efficiency and effectiveness of our Sleep Number campaign and other marketing programs in building product and brand awareness, driving traffic to our points of sale and in increasing sales,

o    The level of consumer acceptance of our products,

o Our ability to fully execute and realize the benefits of the cost savings initiatives outlined above under "--Business and Growth Strategy,"

o Our ability to cost-effectively sell our products through wholesale or alternative distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending,

o Our ability to continuously improve our products to achieve new and enhanced consumer benefits, better quality and reduced costs,

o Our ability to realize increased sales and greater levels of profitability through our retail stores,

o Our ability to cost-effectively close additional underperforming or unprofitable store locations, or to negotiate rent concessions,

o Our ability to hire, train, manage and retain qualified retail store management and sales professionals,

o Our ability to maintain cost-effective production and delivery of our products,

o Our ability to successfully expand our home delivery, assembly and mattress removal capability on a cost-effective basis,

o The ability of various third-party providers of delivery, assembly and mattress removal services to provide quality services on a cost-effective basis,

o Our ability to successfully commercialize our sofa sleeper product line across our distribution channels and in major markets,

o Our ability to successfully identify and respond to emerging trends in the mattress industry,

o    The level of competition in the mattress industry, and

o    General economic conditions and consumer confidence.

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

Since the beginning of fiscal 2000, we have undertaken efforts to substantially reduce our cost structure as outlined above in " -- Business and Growth Strategy." Following the recent downturn in the economy and evaluation of the related impact on our anticipated sales volumes, we implemented further cost saving initiatives. We expect that these cost reductions, along with efforts to increase our product and brand awareness, improve our sales conversion effectiveness and expand our points of distribution, will result in positive cash flows from operations for the second half of fiscal 2001.

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

See "Management's Discussion and Analysis of Financial
Condition and results of Operations - Liquidity and Capital
Resources."

EFFECTIVENESS AND EFFICIENCY OF ADVERTISING EXPENDITURES. Advertising expenditures were $33.4 million, $43.4 million and $31.6 million in 2000, 1999 and 1998, respectively. Our overall marketing spending is being managed downward, but with greater emphasis toward awareness-building advertising. Our future growth and profitability will be dependent in part on the effectiveness and efficiency of our advertising expenditures, including our ability to:

o    create greater awareness of our products and brand name,
o determine the appropriate creative message and media mix for future advertising expenditures,
o effectively manage advertising costs (including creative and media) in order to maintain acceptable costs per inquiry, costs per order and operating margins, and
o    convert inquiries into actual orders.

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

A variety of factors affect our comparable store sales results, including:

o levels of consumer awareness of our products, brand name and store locations,
o    levels of consumer acceptance of our existing and new products,


------------------------
* Fiscal 1997 was a 53-week year versus 52 weeks for 1999 and 1998. Comparable store sales for 1998 and 1997, adjusted to 52 weeks, would be 27.3% and 26.1%, respectively.

o higher levels of sales in the first year of operations as each successive class of new stores is opened,
o    comparable store sales performance in prior periods,
o    the maturation of our store base,
o the amount, timing and relative success of promotional events, advertising expenditures, new product introductions and product line extensions,
o    the quality and tenure of store-level managers and sales professionals,
o    the amount of competitive activity,
o    the evolution of store operations,
o    changes in the sales mix between our distribution channels, and
o    general economic conditions and consumer confidence.

Decreases in comparable store sales results could have a material adverse effect on our business, financial condition and operating results.

QUARTERLY FLUCTUATIONS AND SEASONALITY. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including:

o    increases or decreases in comparable store sales,
o    the timing, amount and effectiveness of advertising expenditures,
o    any increases in return rates,
o    the timing of new store openings and related expenses,
o    competitive factors,
o    net sales contributed by new stores,
o    any disruptions in third-party delivery services, and
o    general economic conditions and consumer confidence.

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

RELIANCE UPON SUPPLIERS; SINGLE SOURCE OF SUPPLY OF AIR CHAMBERS; FOREIGN SOURCES OF SUPPLY. The inability of our suppliers to meet, for any reason, our requirements for any components of our bed products, or our requirements of sofa sleeper products, could have a material adverse effect on our business, financial condition and operating results. Our air chambers are currently obtained from a single source of supply. If this supplier became unable or unwilling for any reason to continue to supply us with air chambers, our operations could be materially adversely affected. We currently have a supply agreement with this single source of supply that expires in August 2001 (subject to automatic renewal if neither party gives 90 days' notice of non-renewal), but there can be no assurance that this single source of supply will not be disrupted for any reason. In addition, since our air chambers and certain other supplies are manufactured outside the United States, our operations could be materially adversely affected by the risks associated with foreign sourcing of materials, including:

o    political instability resulting in disruption of trade,
o existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States or increase the cost of such goods, and
o any significant fluctuation in the value of the dollar against foreign currencies.

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

VOLATILITY IN MARKET PRICE OF COMMON STOCK. The market price of our common stock has fluctuated significantly in the past and may do so in the future. The market price of our common stock may fluctuate as a result of a variety of factors, many of which are outside of our control, including without limitation the following factors:

o    variations in quarterly operating results;

o    changes in estimates by securities analysts;

o    announcements of significant events;

o    additions or departures of key personnel; and

o    changes in market valuations of companies in our industry.

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

We are involved in other various claims, legal actions, sales tax disputes, and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these other matters will not have a material effect on the consolidated financial position or results of operations of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      SELECT COMFORT CORPORATION
                                      (Registrant)


Dated:  May 8, 2001                   By       /s/ Mark A. Kimball
                                        ----------------------------------------

                                      Title:   Senior Vice President
                                            ------------------------------------