Form 10-Q
period 2001-03-31
SELECT COMFORT CORP
filed 2001-05-15
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2001


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of March 31, 2001, 18,055,633 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2001 and December 30, 2000................................  3

         Consolidated Statements of Operations
         for the Three Months ended March 31, 2001
         and April 1, 2000...................................................  4

         Consolidated Statements of Cash Flows
         for the Three Months ended March 31, 2001
         and April 1, 2000...................................................  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 13

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 14

Item 2.    Changes in Securities and Use of Proceeds......................... 14

Item 3.    Defaults Upon Senior Securities................................... 14

Item 4.    Submission of Matters to a Vote of Security Holders............... 14

Item 5.    Other Information................................................. 15

Item 6.    Exhibits and Reports on Form 8-K.................................. 15

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SELECT COMFORT CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    (UNAUDITED)
                                                                     MARCH 31,    DECEMBER 30,
                              ASSETS                                   2001           2000
                                                                   -------------  -------------
Current assets:
    Cash and cash equivalents                                         $  4,532       $  1,498
    Marketable securities                                                    -          3,950
    Accounts receivable, net of allowance for doubtful
      accounts of $283, and $264, respectively                           1,376          2,693
    Inventories (note 2)                                                 9,701         11,083
    Prepaid expenses                                                     5,343          4,741
                                                                   -------------  -------------
        Total current assets                                            20,952         23,965

 Property and equipment, net                                            35,609         37,063
 Other assets                                                            3,685          3,644
                                                                   -------------  -------------
        Total assets                                                  $ 60,246       $ 64,672
                                                                   =============  =============


               LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt                              $     38       $     38
    Accounts payable                                                    21,993         17,271
    Accruals:
     Sales returns                                                       4,887          5,284
     Warranty costs                                                      7,368          7,181
     Compensation, taxes and benefits                                    6,501          6,238
     Other                                                               6,407          6,129
                                                                   -------------  -------------
        Total current liabilities                                       47,194         42,141


 Long-term debt, less current maturities                                 2,409          2,322
 Other liabilities                                                       3,774          3,609


                                                                   -------------  -------------
        Total liabilities                                               53,377         48,072
                                                                   -------------  -------------

 Shareholders' equity:
    Undesignated preferred stock; 5,000,000 shares authorized,
      no shares issued and outstanding                                       -              -
    Common stock, $.01 par value; 95,000,000 shares authorized,
      18,055,633 and 17,962,689 shares issued and outstanding,             181            180
      respectively
    Additional paid-in capital                                          79,548         79,452
    Accumulated deficit                                                (72,860)       (63,032)
                                                                   -------------  -------------
        Total shareholders' equity                                       6,869         16,600
                                                                   -------------  -------------
        Total liabilities and shareholders' equity                    $ 60,246       $ 64,672
                                                                   =============  =============




          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED
                                                 -----------------------
                                                  MARCH 31,    APRIL 1,
                                                    2001         2000
                                                 ----------   ----------

Net sales                                         $ 65,456     $ 76,159
Cost of sales                                       23,611       27,146
                                                 ----------   ----------
   Gross margin                                     41,845       49,013
                                                 ----------   ----------
Operating expenses:
   Sales and marketing                              44,174       45,273
   General and administrative                        7,013        8,520
   Store closings/asset impairments                    346            -
                                                 ----------   ----------
       Total operating expenses                     51,533       53,793
                                                 ----------   ----------
Operating loss                                      (9,688)      (4,780)
                                                 ----------   ----------
Other income (expense):
   Interest income                                      75          375
   Interest expense                                    (98)          (2)
   Equity in loss of affiliate                           -         (182)
   Other, net                                           (2)         (43)
                                                 ----------   ----------
       Other income (expense), net                     (25)         148
                                                 ----------   ----------
Loss before income taxes                            (9,713)      (4,632)
Income tax expense (benefit)                           115       (1,634)
                                                 ----------   ----------
Net loss                                          $ (9,828)    $ (2,998)
                                                 ==========   ==========

Net loss per share (note 3) -  basic and diluted  $  (0.54)    $  (0.17)
                                                 ==========   ==========
Weighted average shares - basic and diluted         18,056       17,753
                                                 ==========   ==========




          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                          MARCH 31,    APRIL 1,
                                                           2001         2000
                                                        -----------  -----------
Cash flows from operating activities:
  Net loss                                               $(9,828)     $(2,998)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                          2,484        2,046
     Loss on disposal of assets                               347           69
     Deferred tax assets                                        -       (1,667)
     Change in operating assets and liabilities:
       Accounts receivable, net                             1,411          444
       Inventories                                          1,382         (317)
       Prepaid expenses                                      (602)         128
       Income taxes                                             -        2,188
       Accounts payable                                     4,722          523
       Accrued sales returns                                 (397)         550
       Accrued warranty costs                                 187          859
       Accrued compensation, taxes and benefits               263          (69)
       Other accrued liabilities                              278          194
       Other assets                                          (120)         190
       Other liabilities                                      165          345
                                                        -----------  -----------
         Net cash provided by operating activities            292        2,485
                                                        -----------  -----------

Cash flows from investing activities:
  Purchases of property and equipment                      (1,296)      (3,467)
  Sales of (investment in) marketable securities            3,950       (1,983)
                                                        -----------  -----------
    Net cash provided by (used in) investing activities     2,654       (5,450)
                                                        -----------  -----------

Cash flows from financing activities:
   Principal payments on debt                                  (9)         (32)
   Proceeds from issuance of common stock                      97          248
                                                        -----------  -----------
         Net cash provided by financing activities             88          216
                                                        -----------  -----------

Increase (decrease) in cash and cash equivalents            3,034       (2,749)

Cash and cash equivalents, at beginning of period           1,498        7,441
                                                        -----------  -----------
Cash and cash equivalents, at end of period               $ 4,532      $ 4,692
                                                        ===========  ===========




          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months ended March 31, 2001 and April 1, 2000 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and December 30, 2000 and the results of operations and cash flow for the periods presented.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern. The Company's continuation as a going concern is dependent, among other things, upon obtaining positive cash flow from operations or upon its ability to raise additional working capital.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and related notes included in the Company's Annual Report to Shareholders and its Form 10-K for the fiscal year ended December 30, 2000. Operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

(2)  INVENTORIES

Inventories consist of the following (in thousands):

                                                   MARCH 31,    DECEMBER 30,
                                                     2001          2000
                                                -------------  -------------
        Raw materials                                 $4,693        $ 5,507
        Work in progress                                  46             60
        Finished goods                                 4,962          5,516
                                                -------------  -------------
                                                      $9,701        $11,083
                                                =============  =============

(3)  NET LOSS PER COMMON SHARE

The following computations reconcile net loss with net loss per common share-basic and diluted (in thousands, except per share amounts).

                                                                 NET                     PER SHARE
                THREE MONTHS ENDED MARCH 31, 2001               LOSS        SHARES        AMOUNT
                ---------------------------------            -----------  -----------  ------------

     Net loss                                                  $(9,828)
                                                             -----------
     BASIC AND DILUTED EPS
     Net loss attributable to common shareholders              $(9,828)     18,056          $(0.54)
                                                             ===========  ===========  =============

                                                                NET                     PER SHARE
                THREE MONTHS ENDED APRIL 1, 2000                LOSS        SHARES        AMOUNT
                --------------------------------             -----------  -----------  ------------

     Net loss                                                  $(2,998)
                                                             -----------
     BASIC AND DILUTED EPS
     Net loss attributable to common shareholders              $(2,998)      17,753         $(0.17)
                                                             ===========  ===========  =============

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  LITIGATION

The Company and certain of its former officers and directors have been named as defendants in a class action lawsuit filed on June 1, 1999, on behalf of Company shareholders in U.S. District Court in Minnesota. The named plaintiffs, who purport to act on behalf of a class of purchasers of the Company's common stock during the period from December 4, 1998 to June 7, 1999, charge the defendants with violations of federal securities laws. The suit alleges that the Company and the named directors and officers failed to disclose or misrepresented certain information concerning the Company during the class period. The complaint does not specify an amount of damages claimed. The Company believes that the complaint is without merit and intends to vigorously defend the claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTED," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE:

o OUR ABILITY TO SECURE DEBT OR EQUITY FINANCING TO SUPPORT WORKING CAPITAL NEEDS AND GROWTH INITIATIVES;
o    OUR ABILITY TO SUCCESSFULLY EXECUTE OUR STRATEGIC INITIATIVES;
o THE EFFICIENCY AND EFFECTIVENESS OF OUR SLEEP NUMBER CAMPAIGN AND OTHER MARKETING PROGRAMS IN BUILDING PRODUCT AND BRAND AWARENESS, DRIVING TRAFFIC TO OUR POINTS OF SALE AND IN INCREASING SALES;
o    THE LEVEL OF CONSUMER ACCEPTANCE OF OUR PRODUCTS;
o OUR ABILITY TO FULLY EXECUTE AND REALIZE THE BENEFITS OF OUR COST SAVINGS INITIATIVES;
o OUR ABILITY TO COST-EFFECTIVELY SELL OUR PRODUCTS THROUGH WHOLESALE OR ALTERNATIVE DISTRIBUTION CHANNELS IN VOLUMES SUFFICIENT TO DRIVE GROWTH AND LEVERAGE OUR COST STRUCTURE AND ADVERTISING SPENDING;
o OUR ABILITY TO CONTINUOUSLY IMPROVE OUR PRODUCTS TO ACHIEVE NEW AND ENHANCED CONSUMER BENEFITS, BETTER QUALITY AND REDUCED COSTS;
o OUR ABILITY TO REALIZE INCREASED SALES AND GREATER LEVELS OF PROFITABILITY THROUGH OUR RETAIL STORES;
o OUR ABILITY TO COST-EFFECTIVELY CLOSE ADDITIONAL UNDERPERFORMING OR UNPROFITABLE STORE LOCATIONS, OR TO NEGOTIATE RENT CONCESSIONS;
o OUR ABILITY TO HIRE, TRAIN, MANAGE AND RETAIN QUALIFIED RETAIL STORE MANAGEMENT AND SALES PROFESSIONALS;
o    OUR  ABILITY TO  MAINTAIN  COST-EFFECTIVE  PRODUCTION  AND  DELIVERY OF OUR
     PRODUCTS;
o OUR ABILITY TO SUCCESSFULLY EXPAND OUR HOME DELIVERY, ASSEMBLY AND MATTRESS REMOVAL CAPABILITY ON A COST-EFFECTIVE BASIS, AND THE ABILITY OF VARIOUS THIRD-PARTY PROVIDERS OF DELIVERY, ASSEMBLY AND MATTRESS REMOVAL SERVICES TO PROVIDE QUALITY SERVICES ON A COST-EFFECTIVE BASIS;
o OUR ABILITY TO SUCCESSFULLY IDENTIFY AND RESPOND TO EMERGING TRENDS IN THE MATTRESS INDUSTRY;
o    THE LEVEL OF COMPETITION IN THE MATTRESS INDUSTRY; AND
o    GENERAL ECONOMIC CONDITIONS AND CONSUMER CONFIDENCE.

OVERVIEW

Select Comfort is the leading manufacturer, specialty retailer and direct marketer of premium quality innovative adjustable-firmness beds and sleep-related products. Since the introduction of our first air bed product in 1987, we have focused on improving our product, expanding our product line, building manufacturing and distribution systems and growing our three distribution channels: retail, direct marketing and e-commerce. Vertically integrated operations and control over these complementary distribution channels gives us direct contact with our customers and gives our customers multiple opportunities to purchase our products. Sales generation is driven primarily by targeted print, radio, television, and internet media that generate customer inquiries, as well as by our retail store and internet presence.

Retail operations included 326 stores at March 31, 2001, including 24 leased departments within larger stores, and 333 stores at December 30, 2000, including 25 leased departments. We have opened two retail stores during 2001 and plan to open approximately 11 additional retail stores during the remainder of 2001. During 2000 we closed 27 stores. In the first quarter of 2001 we closed nine stores and plan to close approximately five additional underperforming retail stores throughout the balance of 2001. The majority of the costs associated with these closings were accrued in 2000.

Comparable store sales growth for the three months ended March 31, 2001 and April 1, 2000 was (6.5)% and 0.2%, respectively. Comparable store sales results have been and will continue to be influenced by a variety of factors, including levels of consumer awareness of our products, brand name and store locations, levels of consumer acceptance of our existing and new products, higher levels of sales in the first year of operations as each successive class of new stores is opened, comparable store sales performance in prior periods, the maturation of our store base, the amount, timing and relative success of promotional events, advertising expenditures, new product introductions and product line extensions, the quality and tenure of store-level managers and sales professionals, the amount of competitive activity, the evolution of store operations, changes in the sales mix between our distribution channels, and general economic conditions and consumer confidence.

Advertising expenditures were $33.4 million, $43.4 million and $31.6 million in 2000, 1999 and 1998, respectively. Advertising costs are expensed as incurred as a component of sales and marketing expenses, although we believe that advertising expenditures provide significant benefits beyond the period in which they are expensed. Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to retail stores. We anticipate that advertising spend levels in 2001 will approximate those of 2000. Pre-opening costs associated with new retail stores are also expensed as incurred.

We believe historical operating losses have been primarily the result of an aggressive retail store opening strategy, a relatively immature store base, significant marketing, advertising and product development expenditures, and the development of a substantial corporate infrastructure to support future growth. Future increases in net sales and the achievement of long-term profitability will depend upon greater consumer awareness and acceptance of our adjustable-firmness bed products, improved effectiveness and efficiency of our marketing and advertising expenditures, the opening and successful performance of new points of distribution, improvement in the performance of current stores and our ability to realize the benefits of our cost saving initiatives. There can be no assurance that we will be able to achieve or sustain historical sales growth rates, or to achieve profitability in the future, on a quarterly or annual basis.

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

At March 31, 2001, we had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $41.3 million expiring between the years 2003 and 2021. We expect that approximately $1.4 million of these NOLs will expire unutilized due to an Internal Revenue Code (IRC) Section 382 limitation resulting from a prior ownership change.

FIRST QUARTER RESULTS

Net sales during the first quarter of 2001 were $65.5 million, or 14.1% lower than the prior year. Lower sales volumes were due primarily to two factors:

o Slowing economic conditions reflected in consumer confidence measures and lower volumes of mall traffic.
o Our lower levels of advertising spend entering 2001 as compared to 2000. Advertising during 2000 totaled $33.4 million, or 23% lower than 1999.

Net loss from operations for the first quarter of 2001 totaled $9.7 million as compared to a net loss from operations of $4.8 million for the first quarter of 2000. Profitability levels have been impacted by the following factors:

o    Lower sales volumes.
o Increased advertising in February and March. Our direct marketing advertising spend levels are higher in the first quarter to take advantage of more favorable rates and higher response levels. In addition, we began our new Sleep Number(R) marketing campaign during the first quarter, targeted toward a broader retail store customer base. Neither of these efforts have immediate impact on sales volumes.
o Productivity gains. We have experienced overall improvements in our cost structure which have partially offset the effect of lower sales volumes and higher first quarter advertising.

LOOKING FORWARD

We remain committed to returning to profitability by year end 2001. Our strategies focus on the following:

o    Rightsizing our cost structure,
o    Building consumer awareness,
o    Expanding profitable distribution, and
o    Improving product quality, innovation and service levels.

 We have implemented initiatives to bring our cost structure in line with our sales volumes with the ultimate objective of making our core bed business profitable at 2000 sales volumes and to enable funding of awareness building marketing programs. To date we have identified fixed and variable cost reductions totaling $35 million, reducing our sales breakeven point by 17%. Through the first quarter of 2001 we were on track with substantially all cost savings initiatives. In addition, we have begun to advertise at levels consistent with the prior year. We believe this increased advertising support will result in stronger comparisons of year over year sales. Execution of our strategies during the first and second quarters include the following:

RIGHTSIZING OUR COST STRUCTURE. The economic slowdown in the fourth quarter of 2000 and first quarter of 2001 has required that we further reduce costs to meet our profitability objectives. These further reductions included ceasing manufacturing in our Minneapolis, Minnesota plant and further reducing our corporate staff in April 2001. We reduced our workforce by 76 positions as a result of these actions. In addition, during the second quarter we launched a direct marketing outlet for the sale of refurbished products from product returns, which had previously been discarded.

BUILDING AWARENESS.  Initiatives to increase consumer awareness include:

o Sleep Number(R) Campaign. During the first quarter we rolled out our new Sleep Number advertising campaign to 8 markets, covering 50 stores that, during 2000, represented 22% of retail sales. The campaign is designed to increase product and store awareness and drive increased traffic to our stores by focusing on our unique product benefits. We utilize prime-time TV and drive-time radio as we attempt to broaden our product appeal to an expanded target audience.

o Integrated Marketing. As we continue to strive for common messages across our sales distribution channels, we have integrated the Sleep Number advertising into our direct marketing efforts. We have developed a new infomercial incorporating the Sleep Number messages, which will begin airing in the second quarter. Our national radio personalities (Rush Limbaugh and Paul Harvey) will be incorporating Sleep Number messages as well during the second quarter. Store signage and fulfillment materials have been revised to support the Sleep Number brand.

EXPANDING PROFITABLE DISTRIBUTION. An important element of our growth strategy is to increase opportunities for consumers to become aware of and purchase our products.

o Expansion of Wholesale Distribution. During the second quarter of 2001 we will expand our existing wholesale relationship with Gabberts, a leading home furnishings retailer, from a single store in Minneapolis, to two additional stores in the Dallas metropolitan area. We are evaluating other wholesale opportunities and anticipate a limited rollout of wholesale sales into one or more selected markets during 2001.

o QVC Home Shopping Channel. We continue to expand our relationship with QVC. During the first quarter of 2001 we successfully completed two QVC shows. During the second quarter we anticipate two additional shows at increased sales volumes.

INNOVATION AND CONTINUOUS PRODUCT LINE AND SERVICE LEVEL IMPROVEMENT. We believe that our future success will depend in part on our ability to continue to lead the mattress industry in innovation and to continue to improve our product line and service levels.

We have taken initial steps toward providing in-home delivery, assembly and mattress removal. To date, in-home delivery and assembly has been provided through our retail channel and is currently utilized in approximately 12% of our sales. We began testing mattress removal during the fourth quarter of 2000 and expect to offer this service in additional markets in 2001.

During the first quarter we upgraded the mattress appearance of our entry models. We will upgrade our accessory product line early in the second quarter.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales. Percentage amounts may not total due to rounding.

                                                        THREE MONTHS ENDED
                                                      -----------------------
                                                       MARCH 31,    APRIL 1,
                                                          2001        2000
                                                      ----------- -----------

                Net sales                                100.0%      100.0%
                Cost of sales                             36.1        35.6
                                                      ----------- -----------
                   Gross margin                           63.9        64.4
                                                      ----------- -----------
                Operating expenses:
                   Sales and marketing                    67.5        59.4
                   General and administrative             10.7        11.2
                   Store closings/impairments              0.5         0.0
                                                      ----------- -----------
                       Total operating expenses           78.7        70.6
                                                      ----------- -----------
                Operating loss                           (14.8)       (6.3)
                Other income (expense), net                0.0         0.2
                                                      ----------- -----------
                Loss before income taxes                 (14.8)       (6.1)
                Income tax expense (benefit)               0.2        (2.1)
                                                      ----------- -----------
                Net loss                                 (15.0)%      (3.9)%
                                                      =========== ===========

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 WITH THREE MONTHS ENDED APRIL 1, 2000

NET SALES
Net sales decreased 14.1% to $65.5 million for the three months ended March 31, 2001 from $76.2 million for the three months ended April 1, 2000. The decrease in net sales was due primarily to (i) a $7.8 million decrease in direct marketing sales, (ii) a $3.3 million decrease from comparable retail stores sales in 2001 as compared to 2000, and (iii) a $0.7 million decrease in net sales from the Company's e-commerce channel, offset by an increase of $1.1 million in net sales from the Company's wholesale channel.

GROSS MARGIN
Gross margin decreased to 63.9% for the three months ended March 31, 2001 from 64.4% for the three months ended April 1, 2000 primarily due to increased costs of processing returned product, partially offset by a decrease in our discounted promotional offerings.

SALES AND MARKETING
Sales and marketing expenses decreased 2.4% to $44.2 million for the three months ended March 31, 2001 from $45.3 million for the three months ended April 1, 2000, and increased as a percentage of net sales to 67.5% from 59.4% for the comparable prior-year period. The decrease in the dollar amount of sales and marketing expenses was primarily due to decreases in selling expenses associated with lower sales volumes and fewer stores, partially offset by increases in media and media production expense. Sales and marketing expenses increased as a percentage of net sales primarily due to increased media and media production expense and increased retail occupancy expenses.

GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased 17.6% to $7.0 million for the three months ended March 31, 2001 from $8.5 million for the three months ended April 1, 2000. The decrease in general and administrative expenses was primarily due to staffing reductions and reduced occupancy expense resulting from the consolidation of our two corporate offices and costs associated with a reduction in force in 2000.

OTHER INCOME  (EXPENSE),  NET
Other income decreased $173,000 to approximately $25,000 in other expense for the three months ended March 31, 2001 from $148,000 in other income for the three months ended April 1, 2000. The decrease is due to lower cash levels affecting interest income in 2001.

INCOME TAX  EXPENSE  (BENEFIT)
Income tax expense increased $1.7 million to $115,000 for the three months ended March 31, 2001 from a $1.6 million benefit for the three months ended April 1, 2000 due to not recognizing an income tax benefit from operating losses in the three months ended March 31, 2001.

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

Net cash provided by operating activities for the three months ended March 31, 2001 was approximately $0.3 million and consisted primarily of increases in accounts payable and decreases in accounts receivable and inventory, partially offset by the net loss adjusted for non-cash expenses. Net cash provided by operating activities for the three months ended April 1, 2000 was approximately $2.5 million and consisted primarily of increases in accounts payable and accrued liabilities and the receipt of an income tax refund, partially offset by the net loss adjusted for non-cash expenses.

Net cash provided by investing activities was approximately $2.7 million for the three months ended March 31, 2001. Net cash used in investing activities was $5.5 million for the three months ended April 1, 2000. Investing activities consisted primarily of purchases of property and equipment for new retail stores in 2001 and purchases of property and equipment for new retail stores and manufacturing facilities in 2000. In 2001 we liquidated $4.0 million of marketable securities to support continuing operations, while in 2000 we purchased $2.0 million of marketable securities for the investment of excess cash on hand.

Net cash provided by financing activities was approximately $88,000 for the three months ended March 31, 2001 and $216,000 for the three months ended April 1, 2000 with proceeds from the issuance of common stock, net of debt repayments.

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

The Company had negative working capital of approximately $26.2 million at March 31, 2001, and $18.2 million at December 30, 2000. The Company has incurred negative cash flows and has incurred pretax losses from operations of $9.7 million for the three months ended March 31, 2001 and $26.0 million for the year ended December 30, 2000. Based on these factors, among others, the Company's auditors have qualified their opinion regarding the Company's fiscal 2000 financial statements to express substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent, among other things, upon obtaining positive cash flow from operations and upon its ability to raise additional working capital.

Since the fourth quarter of 2000, the Company has been pursuing working capital financing from a variety of potential sources. The Company is currently pursuing a private placement of $8 million to $12 million of senior secured debt securities convertible into shares of common stock together with detachable warrants to purchase additional shares of common stock. Consummation of this financing as contemplated could result in substantial dilution to current shareholders. Based on discussions with potential investors in this private placement, the Company believes that it will be able to consummate this financing in the near term. However, firm commitments have not been received and significant conditions to closing remain to be met, and therefore no assurance can be given that it will be able to consummate this financing on satisfactory terms, or at all. The Company is also pursuing programs to improve its liquidity, including negotiation of supplier and landlord payment terms, the reduction of inventory levels and the deferral of capital programs.

While management believes that implementation of its plans to achieve profitability and obtain additional capital will provide sufficient working capital to fund operations for the foreseeable future, there is no assurance that such actions will achieve positive results from operations or adequate working capital and equity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5. OTHER INFORMATION

          Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (i) Amendment to Revolving Credit Program Agreement with Conseco Bank, Inc. dated February 20, 2001.

               (ii) Second  Amendment to Revolving  Credit  Program with Conseco
                    Bank, Inc. dated April 13, 2001.

          (b)  Reports on Form 8-K

               During the quarter ended March 31, 2001, the Company filed three Current Reports on Form 8-K. The Reports consisted of the following:

               (i) Current Report filed February 5, 2001, announcing comments on unaudited results for the fourth quarter ended December 30, 2000.

               (ii) Current  Report filed  February 20,  2001,  announcing  full unaudited results for the quarter and year ended December 30, 2000.

               (iii)Current  Report filed April 16, 2001,  announcing the filing of Form 10-K and final audited results for the fourth quarter and year ended December 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SELECT COMFORT CORPORATION

                                    /s/William R. McLaughlin
                                    --------------------------------------------
May 15, 2001                        William R. McLaughlin
                                    President and Chief Executive Officer
                                    (principal executive officer)




                                    /s/James C. Raabe
                                    --------------------------------------------
                                    James C. Raabe
                                    Chief Financial Officer
                                    (principal financial and accounting officer)