Form 10-Q
period 2001-06-30
SELECT COMFORT CORP
filed 2001-08-14
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2001


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of June 30, 2001, 18,126,265 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                        PAGE NO.
                                                                       ---------

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         June 30, 2001 and December 30, 2000.................................  3

         Consolidated Statements of Operations
         for the Three Months and Six Months ended
         June 30, 2001 and July 1, 2000......................................  4

         Consolidated Statements of Cash Flows
         for the Six Months ended June 30, 2001
         and July 1, 2000....................................................  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  9

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

Item 1.    Legal Proceedings................................................. 15

Item 2.    Changes in Securities and Use of Proceeds......................... 15

Item 3.    Defaults Upon Senior Securities................................... 15

Item 4.    Submission of Matters to a Vote of Security Holders............... 15

Item 5.    Other Information................................................. 16

Item 6.    Exhibits and Reports on Form 8-K.................................. 16

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    (UNAUDITED)
                                                                      JUNE 30,     DECEMBER 30,
                              ASSETS                                    2001          2000
                                                                   -------------  -------------
 Current assets:
    Cash and cash equivalents                                         $  8,848       $  1,498
    Marketable securities                                                    -          3,950
    Accounts receivable, net of allowance for doubtful
      accounts of $260, and $264, respectively                           2,106          2,693
    Inventories (note 2)                                                 8,953         11,083
    Prepaid expenses                                                     5,297          4,741
                                                                   -------------  -------------
        Total current assets                                            25,204         23,965

 Property and equipment, net                                            34,207         37,063
 Other assets                                                            3,558          3,644
                                                                   -------------  -------------
        Total assets                                                  $ 62,969       $ 64,672
                                                                   =============  =============

               LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt                              $     29       $     38
    Accounts payable                                                    19,014         17,271
    Accruals:
     Sales returns                                                       4,618          5,284
     Compensation, taxes and benefits                                    5,934          6,238
     Other                                                               6,609          7,565
                                                                   -------------  -------------
        Total current liabilities                                       36,204         36,396

 Long-term debt, less current maturities (note 3)                       12,466          2,322
 Accrued warranty costs                                                  5,725          5,745
 Other liabilities                                                       4,006          3,609
                                                                   -------------  -------------
        Total liabilities                                               58,401         48,072
                                                                   -------------  -------------

 Shareholders' equity:
    Undesignated preferred stock; 5,000,000 shares authorized,
      no shares issued and outstanding                                       -              -
    Common stock, $.01 par value; 95,000,000 shares authorized,
      18,126,265 and 17,962,689 shares issued and outstanding,             181            180
      respectively
    Additional paid-in capital                                          80,777         79,452
    Accumulated deficit                                                (76,390)       (63,032)
                                                                   -------------  -------------
        Total shareholders' equity                                       4,568         16,600
                                                                   -------------  -------------
        Total liabilities and shareholders' equity                    $ 62,969       $ 64,672
                                                                   =============  =============




          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  ------------------------  ------------------------
                                                    JUNE 30,     JULY 1,      JUNE 30,     JULY 1,
                                                      2001        2000          2001        2000
                                                  -----------  -----------  -----------  -----------
Net sales                                          $ 62,742     $ 61,787     $128,198     $137,946
Cost of sales                                        22,428       21,886       46,039       49,032
                                                  -----------  -----------  -----------  -----------
   Gross margin                                      40,314       39,901       82,159       88,914
                                                  -----------  -----------  -----------  -----------

Operating expenses:
   Sales and marketing                               37,394       38,543       81,568       83,816
   General and administrative                         5,954        6,712       12,967       15,232
   Store closings and asset impairments                 142           37          488           37
                                                  -----------  -----------  -----------  -----------
       Total operating expenses                      43,490       45,292       95,023       99,085
                                                  -----------  -----------  -----------  -----------
Operating loss                                       (3,176)      (5,391)     (12,864)     (10,171)
                                                  -----------  -----------  -----------  -----------
Other income (expense):
   Interest income                                       40          309          115          684
   Interest expense                                    (254)          (2)        (352)          (4)
   Equity in loss of affiliate                            -         (246)           -         (428)
   Other, net                                          (140)          (5)        (142)         (48)
                                                  -----------  -----------  -----------  -----------
       Other income (expense), net                     (354)          56         (379)         204
                                                  -----------  -----------  -----------  -----------
Loss before income taxes                             (3,530)      (5,335)     (13,243)      (9,967)
Income tax expense (benefit)                              -       (1,870)         115       (3,504)
                                                  -----------  -----------  -----------  -----------
Net loss                                           $ (3,530)    $ (3,465)    $(13,358)    $ (6,463)
                                                  ===========  ===========  ===========  ===========


Net loss per share (note 4) - basic and diluted    $  (0.19)    $  (0.19)    $  (0.74)    $  (0.36)
                                                  ===========  ===========  ===========  ===========
Weighted average shares - basic and diluted          18,119       17,818       18,087       17,786
                                                  ===========  ===========  ===========  ===========




          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                        SIX MONTHS ENDED
                                                    ------------------------
                                                     JUNE 30,     JULY 1,
                                                       2001         2000
                                                    -----------  -----------

Cash flows from operating activities:
   Net loss                                          $(13,358)    $ (6,463)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                      4,994        4,514
     Loss on disposal of assets                           496          178
     Deferred tax assets                                    -       (3,583)
     Change in operating assets and liabilities:
       Accounts receivable, net                           681          569
       Inventories                                      2,130       (1,795)
       Prepaid expenses                                    90           49
       Income taxes                                         -        2,227
       Accounts payable                                 1,743        1,063
       Accrued sales returns                             (666)        (562)
       Accrued warranty costs                             (25)       1,006
       Accrued compensation, taxes and benefits          (304)        (485)
       Other accrued liabilities                         (863)         153
       Other assets                                       (75)         447
       Other liabilities                                  397          426
                                                    -----------  -----------
         Net cash used in operating activities         (4,760)      (2,256)
                                                    -----------  -----------

Cash flows from investing activities:
   Purchases of property and equipment                 (2,367)      (7,589)
   Sales of marketable securities                       3,950       10,696
                                                    -----------  -----------
         Net cash provided by investing activities      1,583        3,107
                                                    -----------  -----------

Cash flows from financing activities:
   Principal payments on debt                             (18)           -
   Proceeds from issuance of common stock                 191          404
   Net proceeds from issuance of long-term debt        10,354            -
                                                    -----------  -----------
         Net cash provided by financing activities     10,527          404
                                                    -----------  -----------

Increase in cash and cash equivalents                   7,350        1,255
Cash and cash equivalents, at beginning of period       1,498        7,441
                                                    -----------  -----------
Cash and cash equivalents, at end of period          $  8,848     $  8,696
                                                    ===========  ===========




          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months and six months ended June 30, 2001 and July 1, 2000 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and December 30, 2000 and the results of operations and cash flow for the periods presented.

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

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. In particular, accrued warranty costs have been divided between current liabilities and long-term liabilities. The resulting respective accrued warranty cost balances are based on the expected timing of when warranty claims will be satisfied. The warranty claims expected to be satisfied within the following twelve month period have been included in other current liabilities.

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

During July 2001 the Financial Accounting Standards Board issued statement SFAS 142 "Goodwill and Other Intangible Assets." Statement 142 replaces the requirement to amortize goodwill and intangible assets with indefinite lives with a requirement for an annual impairment test. The Company must adopt SFAS 142 at the beginning of fiscal 2002. The Company is analyzing the impact of SFAS 142, but it is not expected to have a material impact on the Company's consolidated financial statements.

(2)  INVENTORIES

Inventories consist of the following (in thousands):

                                                  JUNE 30,      DECEMBER 30,
                                                    2001           2000
                                                -------------  -------------

Raw materials                                         $3,250        $ 5,507
Work in progress                                          49             60
Finished goods                                         5,654          5,516
                                                -------------  -------------
                                                      $8,953        $11,083
                                                =============  =============

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  LONG-TERM DEBT

In June 2001, the Company issued $11 million in principal amount of its senior secured notes ("the Notes") in a private placement. The Notes have a five-year maturity, bear interest at 8% per annum payable annually in cash and are convertible into shares of the Company's common stock at the rate of $1.00 per share. The Notes are secured by a first lien on substantially all of the Company's assets. In addition, the holders of the Notes received warrants to purchase 4.4 million shares of the Company's common stock for $1.00 per share. The warrants have a five-year term. The Note conversion price and warrant exercise price are subject to certain anti-dilution protections, including a reset of the warrant and conversion prices if the average closing price of the Company's common stock price for the 10 trading days ending on October 31, 2001 is below $1.00. The net proceeds from these Notes approximated $10.4 million after deduction of placement fees and expenses. The warrants were valued at $1.1 million and have been recorded as debt discount to be amortized as interest expense over the 5-year note term.

(4)  NET LOSS PER COMMON SHARE

The following computations reconcile net loss with net loss per common share-basic and diluted (in thousands, except per share amounts).

                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                             -------------------------------  -------------------------------
                                NET               PER SHARE     NET               PER
        JUNE 30, 2001           LOSS     SHARES    AMOUNT       LOSS      SHARES   SHARE
        -------------        ---------- --------- ---------  ---------- --------- ----------
BASIC AND DILUTED EPS
Net loss attributable to

  common shareholders         $(3,530)    18,119    $(0.19)    $(13,358)   18,087    $(0.74)
                             ========== ========= ==========  ========== ========= ==========

         JULY 1, 2000
         ------------
BASIC AND DILUTED EPS
Net loss attributable to
  common shareholders         $(3,465)    17,818    $(0.19)     $(6,463)   17,786    $(0.36)
                             ========== ========= ==========  ========== ========= ==========

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

On January 30, 2001, the plaintiffs made a motion to certify a class. The class certification motion is pending. Discovery has begun.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE:

o THE ABILITY OF THE COMPANY TO MAINTAIN SUFFICIENT LEVELS OF WORKING CAPITAL TO SUPPORT OPERATING NEEDS AND GROWTH INITIATIVES.
o    THE COMPANY'S ABILITY TO CREATE PRODUCT AND BRAND NAME AWARENESS.
o    THE  EFFICIENCY   AND   EFFECTIVENESS   OF  THE  COMPANY'S   MARKETING  AND
     ADVERTISING.
o THE ABILITY OF THE COMPANY TO INCREASE SALES VOLUMES THROUGH ITS EXISTING DISTRIBUTION CHANNELS.
o THE ABILITY OF THE COMPANY TO EFFICIENTLY AND EFFECTIVELY PURSUE NEW CHANNELS OF DISTRIBUTION.
o    THE PERFORMANCE OF THE COMPANY'S EXISTING AND NEW STORES.
o THE ABILITY OF THE COMPANY TO CONTINUE TO ATTRACT AND RETAIN KEY PERSONNEL, INCLUDING QUALIFIED SALES PROFESSIONALS.
o    THE  ABILITY  OF THE  COMPANY  TO  REALIZE  THE  BENEFITS  OF  COST  SAVING
     INITIATIVES.
o    THE LEVELS OF CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCT LINES.
o THE ABILITY OF THE COMPANY TO CONTINUOUSLY IMPROVE ITS EXISTING PRODUCT LINES AND INTRODUCE NEW PRODUCTS.
o THE ABILITY OF THE COMPANY TO EFFICIENTLY IMPLEMENT NATIONWIDE HOME DELIVERY AND ASSEMBLY.
o    ECONOMIC TRENDS AND CONSUMER CONFIDENCE.
o    INDUSTRY COMPETITION.
o THE RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER PERIODIC REPORTS FILED WITH THE SEC.

OVERVIEW

Select Comfort is the leading manufacturer and retailer of adjustable-firmness air beds, which are clinically proven to improve sleep and relieve back pain. The company's mission is to improve people's lives by providing a better night's sleep. From product design to global manufacturing, Select Comfort is vertically integrated with dedicated customer service and its own selling channels including direct phone, e-commerce, and company-owned retail stores. We value our direct contact with our customers because it fosters continuous improvement and innovation.

For 2001, our goal is to return to profitability, driven by the following strategic priorities:
o    Rightsizing our cost structure,
o    Building consumer awareness,
o    Improving our sales conversion effectiveness,
o    Expanding profitable distribution, and
o    Improving product quality, innovation and service levels.

BUSINESS STRUCTURE

SALES DISTRIBUTION/POINTS OF SALE
Our growth strategies are focused on building brand awareness for our products and increasing the number of points of sale at which consumers can purchase our products. We currently sell through four sales channels. We began selling through our direct marketing call center in 1991, through our company-owned retail stores in 1992, over the internet in 1999 and through wholesale opportunities in 2000.

The proportion of our total net sales, by dollar volume, from each of these channels is as follows:
                                   Three Months Ended         Six Months Ended
                                  --------------------       -------------------
                                   6/30/01    7/01/00         6/30/01   7/01/00
                                  ---------  ---------       --------- ---------
     Stores                          75%        78%             78%       76%
     Direct Call Center              15%        19%             15%       21%
     E-commerce                       3%        3%               3%        3%
     Wholesale                        7%         -               4%        -

Our company-owned retail store locations are summarized as follows:

                                   Three Months Ended         Six Months Ended
                                  --------------------       -------------------
                                   6/30/01    7/01/00         6/30/01   7/01/00
                                  ---------  ---------       --------- ---------
     Beginning of period              326        342             333       341
     Opened                             3          6               5        11
     Closed                            (2)       (15)            (11)      (19)
                                  ---------  ---------       --------- ---------
     End of period                    327        333             327       333

Our company-owned stores include leased space within 24 Bed, Bath & Beyond stores as of June 30, 2001. In addition to our company-owned stores, internally managed call center and web site, our adjustable-firmness beds and sleep-related products are sold wholesale to an independent furniture retailer with three retail stores and over the QVC shopping network. Sales volumes to date in the wholesale channels have been driven primarily by the number and size of QVC shows.

We do not have plans to open or close a significant number of company-owned stores in the near future. We are evaluating the relative economic benefits of selling through our own stores versus wholesale distribution through independently owned furniture/mattress retailers and are considering the initiation of larger-scale wholesale tests in specific markets.

MARKETING DRIVERS
We utilize advertising, sales promotions and public relations efforts to build consumer awareness of our brand, products and the locations of our points of sale. Advertising spending is summarized as follows (in 000's):

                                   Three Months Ended         Six Months Ended
                                  --------------------       -------------------
                                   6/30/01    7/01/00         6/30/01   7/01/00
                                  ---------  ---------       --------- ---------
     Advertising                    $6,999     $6,306         $17,429   $15,540

Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to our points of sale. We have begun to, and expect to continue to, spend an increasing percentage of our marketing budget on advertising designed to attract consumers to retail stores. We anticipate that full year advertising spend levels in 2001 will be slightly lower than in 2000, reflecting the re-apportionment of media dollars to a test campaign.

In addition to the factors noted above, sales results are influenced by a variety of factors, including general economic conditions and consumer confidence, levels of retail mall traffic, the maturation of our store base, the timing and effectiveness of promotional events and advertising expenditures, the timing and success of new product introductions and product line extensions, the quality and tenure of store-level managers and sales professionals, and the amount of competitive activity. Our business is also subject to some seasonal influences, with lower sales levels in the second quarter and heavier concentrations of sales during the fourth quarter holiday season due to increased mall traffic. Comparable store sales decreased for the three months ended June 30, 2001 and July 1, 2000 by 3.6% and 4.0%, respectively. Comparable store sales decreased for the six months ended June 30, 2001 and July 1, 2000 by 5.2% and 1.9%, respectively.

OPERATING STRUCTURE
A substantial portion of operating expenses is related to sales and marketing expenses, including costs associated with operating existing stores, advertising expenditures, supporting our store infrastructure and opening new stores. These costs are relatively fixed in nature, and spending cannot be adjusted quickly in response to shortfalls in customer inquiries or net sales. We believe historical operating losses have been primarily the result of an aggressive retail store opening strategy, significant marketing, advertising and product development expenditures, and the development of a substantial corporate infrastructure to support future growth.

In 2000 we began to implement initiatives designed to bring our cost structure in line with our sales volumes with the ultimate objective of making our core bed business profitable at sales volumes equal to those achieved in year 2000. To date we have implemented programs designed to reduce our total annual fixed and variable costs by $35 million, reducing our sales breakeven point by 17%.

These cost reduction measures have included:

     o Closing one of three manufacturing plants, one of two call centers and consolidating two administrative offices,
     o    Closing over 30 under-performing stores,
     o Reducing overall staffing, including approximately 20% of field sales support and approximately 12% of administrative staffing,
     o Discontinuing our catalog sales channel and deferring roll out of our sofa sleeper product,
     o Restructuring our promotional programs and developing more efficient programs to utilize in-store signage and customer fulfillment materials, and
     o    Developing a program to resell returned products to targeted markets.

We believe we have taken steps that can return us to profitability in the second half of 2001. However, there can be no assurance that we will be able to achieve or sustain sales levels or expense levels that will enable us to achieve or sustain profitability in the future, on a quarterly or annual basis.

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in comparable store sales, the timing, amount and effectiveness of advertising expenditures, any changes in return rates, the timing of new store openings and related expenses, net sales contributed by new stores, competitive factors, any disruptions in third-party delivery services and general economic conditions and consumer confidence. Furthermore, a substantial portion of net sales is often realized in the last month of a quarter with such net sales frequently concentrated in the last weeks or days of a quarter, due in part to our promotional schedule. As a result, we may be unable to adjust spending in a timely manner and our business, financial condition and operating results may be materially adversely affected. Our historical results of operations may not be indicative of the results that may be achieved for any future fiscal period.

At June 30, 2001, we had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $44.3 million expiring between the years 2003 and 2021. We expect that approximately $1.4 million of these NOLs will expire unutilized due to an Internal Revenue Code (IRC) Section 382 limitation resulting from a prior ownership change.

FISCAL 2001 - SECOND QUARTER RESULTS

Net sales during the second quarter of 2001 were $62.7 million, or 1.5% higher than the prior year. Higher sales volumes were net of two contrasting factors:

o An increase in sales volumes associated primarily with QVC shows, partially offset by
o Slowing economic conditions reflected in consumer confidence measures and lower volumes of mall traffic and direct-marketing response.

Operating losses for the second quarter of 2001 totaled $3.2 million as compared to operating losses of $5.4 million for the second quarter of 2000. The improvement in profitability is a direct result of successful execution of cost restructuring efforts. Specific cost reductions have included:

o    Lower return rates, contributing $600,000 to gross margins,
o Sales of refurbished return product, contributing $600,000 to gross margins,
o    Reductions of general and administrative expenses of $800,000, and
o Restructuring of promotional programs and sales support to maintain product and operating margins.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales. Percentage amounts may not total due to rounding.

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                          ------------------  ------------------
                                          JUNE 30,   JULY 1,  JUNE 30,   JULY 1,
                                            2001      2000      2001      2000
                                          --------  --------  --------  --------

Net sales                                  100.0%    100.0%    100.0%    100.0%
Cost of sales                               35.7      35.4      35.9      35.5
                                          --------  --------  --------  --------
   Gross margin                             64.3      64.6      64.1      64.5
                                          --------  --------  --------  --------
Operating expenses:
   Sales and marketing                      59.6      62.4      63.6      60.8
   General and administrative                9.5      10.9      10.1      11.0
   Store closings/impairments                0.2       0.1       0.4       0.0
                                          --------  --------  --------  --------
       Total operating expenses             69.3      73.3      74.1      71.8
                                          --------  --------  --------  --------
Operating loss                              (5.1)     (8.7)    (10.0)     (7.4)
Other income (expense), net                 (0.6)      0.1      (0.3)      0.1
                                          --------  --------  --------  --------

Loss before income taxes                    (5.6)     (8.6)    (10.3)     (7.2)
Income tax expense (benefit)                 0.0      (3.0)      0.1      (2.5)
                                          --------  --------  --------  --------
Net loss                                    (5.6)%    (5.6)%   (10.4)%    (4.7)%
                                          ========  ========  ========  ========


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 WITH THREE MONTHS ENDED JULY 1, 2000

NET SALES
Net sales increased 1.5% to $62.7 million for the three months ended June 30, 2001 from $61.8 million for the three months ended July 1, 2000, due primarily to an increase in mattress unit sales with no significant change in the average mattress selling price, although slightly higher retail selling prices have been offset by lower wholesale price points. The increase in net sales was due primarily to a $4.6 million increase from the Company's wholesale channel, offset by (i) a $2.2 million decrease in direct marketing sales, (ii) a $1.3 million decrease in company-owned retail store sales, comprised primarily of a decrease in comparable store sales of $1.6 million, and (iii) a $0.1 million decrease in net sales from the Company's e-commerce channel.

GROSS MARGIN
Gross margin decreased to 64.3% for the three months ended June 30, 2001 from 64.6% for the three months ended July 1, 2000 primarily due to increased sales in the wholesale channel, which contribute lower gross margin percentages than retail sales channels, partially offset by higher gross margin percentages in retail sales channels, due primarily to decreases in discounts associated with promotional offerings.

SALES AND MARKETING
Sales and marketing expenses decreased 3.0% to $37.4 million for the three months ended June 30, 2001 from $38.5 million for the three months ended July 1, 2000, and decreased as a percentage of net sales to 59.6% from 62.4% for the comparable prior-year period. The decrease in the dollar amount of sales and marketing expenses was primarily due to decreases in selling expenses associated with lower retail sales volumes and fewer stores, partially offset by increases in media and media production expense. Sales and marketing expenses decreased as a percentage of net sales primarily due to decreased compensation, occupancy and other selling expenses, partially offset by increased media and media production expenses.

GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased 10.4% to $6.0 million for the three months ended June 30, 2001 from $6.7 million for the three months ended July 1, 2000. The decrease in general and administrative expenses was primarily due to staffing reductions and reduced occupancy expense resulting from the consolidation of our two corporate offices.

OTHER INCOME (EXPENSE), NET
Other income decreased $410,000 to approximately $354,000 in other expense for the three months ended June 30, 2001 from $56,000 in other income for the three months ended July 1, 2000. The decrease is primarily due to interest expense associated with the $11 million in long-term debt and lower cash levels affecting interest income in 2001.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense increased $1.9 million to $0 for the three months ended June 30, 2001 from a $1.9 million benefit for the three months ended July 1, 2000 due to not recognizing an income tax benefit from operating losses in the three months ended June 30, 2001.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 WITH SIX MONTHS ENDED JULY 1, 2000

NET SALES
Net sales decreased 7.0% to $128.2 million for the six months ended June 30, 2001 from $137.9 million for the six months ended July 1, 2000, due primarily to a decrease in mattress unit sales with no significant change in the average mattress selling price, although slightly higher retail selling prices have been offset by lower wholesale price points. The decrease in net sales was due primarily to (i) a $9.9 million decrease in direct marketing sales, (ii) a $4.6 million decrease from company-owned retail store sales, comprised primarily of a decrease in comparable store sales of $5.1 million and a decrease of $2.1 million from the elimination of our roadshow distribution channel partially offset by a net increase of $2.6 million from non-comparable stores and (iii) a $0.8 million decrease in net sales from the Company's e-commerce channel, offset by an increase of $5.7 million in net sales from the Company's wholesale channel.

GROSS MARGIN
Gross margin decreased to 64.1% for the six months ended June 30, 2001 from 64.5% for the six months ended July 1, 2000 primarily due to increased sales in the wholesale channel, which contribute lower gross margin percentages than retail sales channels, partially offset by higher gross margin percentages in retail sales channels, due primarily to decreases in discounts associated with promotional offerings.

SALES AND MARKETING
Sales and marketing expenses decreased 2.7% to $81.6 million for the six months ended June 30, 2001 from $83.8 million for the six months ended July 1, 2000, and increased as a percentage of net sales to 63.6% from 60.8% for the comparable prior-year period. The decrease in the dollar amount of sales and marketing expenses was primarily due to decreases in selling expenses associated with lower retail sales volumes and fewer stores, partially offset by increases in media and media production expense. Sales and marketing expenses increased as a percentage of net sales primarily due to increased media and media production expense.

GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased 14.5% to $13.0 million for the six months ended June 30, 2001 from $15.2 million for the six months ended July 1, 2000. The decrease in general and administrative expenses was primarily due to staffing reductions and reduced occupancy expense resulting from the consolidation of our two corporate offices and severance costs associated with a reduction in force in 2000.

OTHER INCOME (EXPENSE), NET
Other income decreased $583,000 to approximately $379,000 in other expense for the six months ended June 30, 2001 from $204,000 in other income for the six months ended July 1, 2000. The decrease is due to interest expense associated with the $11 million in financing that closed in June 2001 and lower cash levels affecting interest income in 2001.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense increased $3.6 million to $115,000 for the six months ended June 30, 2001 from a $3.5 million benefit for the six months ended July 1, 2000 due to not recognizing an income tax benefit from operating losses in the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has been the sale of equity securities. Our most recent source of capital resources has been from the completion of our $11.0 million convertible debt offering in June 2001. We completed our initial public offering in December 1998, resulting in net proceeds of $44.6 million, which have been used for (i) the repayment of $15.0 million of debt, (ii) capital expenditures related to expansion of retail stores, manufacturing capabilities and development of information technology systems, (iii) the repurchase of 1,220,000 shares of Company common stock for $12.7 million and (iv) working capital needs.

Net cash used in operating activities for the six months ended June 30, 2001 was approximately $4.8 million and consisted primarily of the net loss adjusted for non-cash expenses, partially offset by decreases in inventories and increases in accounts payable. Net cash used in operating activities for the six months ended July 1, 2000 was approximately $2.3 million and consisted primarily of the net loss adjusted for non-cash expenses and increases in inventory partially offset by increases in accounts payable and receipt of an income tax refund.

Net cash provided by investing activities was approximately $1.6 million for the six months ended June 30, 2001 and $3.1 million for the six months ended July 1, 2000. Investing activities consisted primarily of purchases of property and equipment for new retail stores and information technology system development costs in 2001 and purchases of property and equipment for new retail stores, information technology systems and manufacturing facilities in 2000. In 2001 we liquidated $4.0 million of marketable securities to support continuing operations, while in 2000 we liquidated $10.7 million.

Net cash provided by financing activities was approximately $10.5 million for the six months ended June 30, 2001 which consisted primarily of net proceeds from issuance of long-term debt and $404,000 for the six months ended July 1, 2000 from the issuance of common stock.

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

The Company had negative working capital of approximately $11.0 million at June 30, 2001, and $12.4 million at December 30, 2000. The Company has incurred negative cash flows and has incurred pretax losses from operations of $13.2 million for the six months ended June 30, 2001 and $26.0 million for the year ended December 30, 2000. Based on these factors, among others, the Company's auditors have included an emphasis paragraph in their opinion regarding the Company's fiscal 2000 financial statements to express substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent, among other things, upon obtaining positive cash flow from operations and upon its ability to generate or obtain additional working capital. Our ability to return to profitability and positive cash flow, to meet our short term and long term working capital needs, and to generate or obtain additional working capital are dependent, in large part, on our ability to improve sales trends, which will be impacted by the length and severity of the current economic downturn.

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

On January 30, 2001, the plaintiffs made a motion to certify a class. The class certification motion is pending. Discovery has begun.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

         EXHIBIT
         NUMBER        DESCRIPTION

          10.1 Note Purchase Agreement dated as of June 1, 2001 by and among Select Comfort Corporation and the Purchasers named therein.

          10.2         Form of Note issued under the Note Purchase Agreement.

          10.3         Form of Warrant issued under the Note Purchase Agreement.

          10.4 Security Agreement dated June 6, 2001 executed by Select Comfort Corporation in favor of St. Paul Venture Capital VI, LLC.

          10.5 Pledge Agreement dated June 6, 2001 executed by Select Comfort Corporation in favor of St. Paul Venture Capital VI, LLC.

          10.6 Patent and Trademark Security Agreement dated June 6, 2001 executed by Select Comfort Corporation in favor of St. Paul Venture Capital VI, LLC.

          10.7 Registration Rights Agreement dated June 6, 2001 by and among Select Comfort Corporation and the securityholders named therein.

          10.8 Select Comfort Corporation 1997 Stock Incentive Plan, as amended and restated through May 1, 2001.



     (b)  REPORTS ON FORM 8-K

          During the quarter ended June 30, 2001, the Company filed three Current Reports on Form 8-K. The Reports consisted of the following:

          (i) Current Report filed April 16, 2001, announcing the filing of Form 10-K and final audited results for the fourth quarter and year ended December 30, 2000.

          (ii) Current Report filed April 24, 2001, announcing comments on unaudited results for the first quarter ended March 31, 2001.

          (iii)Current Report filed June 6, 2001, announcing securing of commitments for financing.

          (iv) Current Report filed July 12, 2001, announcing comments on unaudited results for the second quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SELECT COMFORT CORPORATION



                                    /s/ William R. McLaughlin
                                  ----------------------------------------------
August  14, 2001                    William R. McLaughlin
                                    President and Chief Executive Officer
                                    (principal executive officer)




                                    /s/ James C. Raabe
                                  ----------------------------------------------
                                    James C. Raabe
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                 DESCRIPTION                             LOCATION
--------------     ------------------------------------     -----------------------------
    10.1           Note Purchase Agreement dated as of      Filed herewith electronically
                   June 1, 2001 by and among Select
                   Comfort Corporation and the
                   Purchasers named therein

    10.2           Form of Note issued under the Note       Filed herewith electronically
                   Purchase Agreement

    10.3           Form of Warrant issued under the         Filed herewith electronically
                   Note Purchase Agreement

    10.4           Security Agreement dated June 6,         Filed herewith electronically
                   2001 executed by Select Comfort
                   Corporation in favor of St. Paul
                   Venture Capital VI, LLC

    10.5           Pledge Agreement dated June 6, 2001      Filed herewith electronically
                   executed by Select Comfort
                   Corporation in favor of St. Paul
                   Venture Capital VI, LLC

    10.6           Patent and Trademark Security            Filed herewith electronically
                   Agreement dated June 6, 2001
                   executed by Select Comfort
                   Corporation in favor of St. Paul
                   Venture Capital VI, LLC

    10.7           Registration Rights Agreement dated      Filed herewith electronically
                   June 6, 2001 by and among Select
                   Comfort Corporation and the
                   securityholders named therein

    10.8           Select Comfort Corporation 1997          Filed herewith electronically
                   Stock Incentive Plan, as amended
                   and restated through May 1, 2001