Form 10-Q
period 2001-09-29
SELECT COMFORT CORP
filed 2001-11-09
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 29, 2001


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of September 29, 2001, 18,190,634 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         September 29, 2001 and December 30, 2000............................  3

         Consolidated Statements of Operations
         for the Three Months and Nine Months ended
         September 29, 2001 and September 30, 2000...........................  4

         Consolidated Statements of Cash Flows
         for the Nine Months ended September 29, 2001
         and September 30, 2000..............................................  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 14

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 15

Item 2.  Changes in Securities and Use of Proceeds........................... 15

Item 3.  Defaults Upon Senior Securities..................................... 15

Item 4.  Submission of Matters to a Vote of Security Holders................. 15

Item 5.  Other Information................................................... 17

Item 6.  Exhibits and Reports on Form 8-K.................................... 17

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    (UNAUDITED)
                                                                   SEPTEMBER 29,   DECEMBER 30,
                              ASSETS                                   2001            2000
                                                                   -------------   -------------
 Current assets:
    Cash and cash equivalents                                         $ 15,435        $  1,498
    Marketable securities                                                    -           3,950
    Accounts receivable, net of allowance for doubtful
      accounts of $273, and $264, respectively                             683           2,693
    Inventories (note 2)                                                 7,615          11,083
    Prepaid expenses                                                     5,199           4,741
                                                                   -------------   -------------
        Total current assets                                            28,932          23,965

 Property and equipment, net                                            33,410          37,063
 Other assets                                                            4,637           3,644
                                                                   -------------   -------------
        Total assets                                                  $ 66,979        $ 64,672
                                                                   =============   =============


               LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt                              $     33        $     38
    Accounts payable                                                    18,633          17,271
    Accruals:
     Sales returns                                                       3,489           5,284
     Compensation, taxes and benefits                                    6,125           6,238
     Other                                                               6,877           7,565
                                                                   -------------   -------------
        Total current liabilities                                       35,157          36,396

 Long-term debt, less current maturities (note 3)                       16,942           2,322
 Accrued warranty costs                                                  5,252           5,745
 Other liabilities                                                       4,009           3,609
                                                                   -------------   -------------
        Total liabilities                                               61,360          48,072
                                                                   -------------   -------------
 Shareholders' equity:
    Undesignated preferred stock; 5,000,000 shares authorized,
      no shares issued and outstanding                                       -               -
    Common stock, $.01 par value; 95,000,000 shares authorized,
      18,190,634 and 17,962,689 shares issued and outstanding,
      respectively                                                         182             180
    Additional paid-in capital                                          81,600          79,452
    Accumulated deficit                                                (76,163)        (63,032)
                                                                   -------------   -------------
        Total shareholders' equity                                       5,619          16,600
                                                                   -------------   -------------
        Total liabilities and shareholders' equity                    $ 66,979        $ 64,672
                                                                   =============   =============



          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                ----------------------------  ----------------------------
                                                SEPTEMBER 29,  SEPTEMBER 30,  SEPTEMBER 29,  SEPTEMBER 30,
                                                    2001           2000           2001           2000
                                                -------------  -------------  -------------  -------------
Net sales                                          $ 64,148       $ 68,056       $192,346       $206,002
Cost of sales                                        21,192         24,871         67,231         73,903
                                                -------------  -------------  -------------  -------------
   Gross margin                                      42,956         43,185        125,115        132,099
                                                -------------  -------------  -------------  -------------
Operating expenses:
   Sales and marketing                               37,048         43,638        118,616        127,454
   General and administrative                         5,285          7,054         18,252         22,286
   Store closings and asset impairments                  20          1,387            508          1,424
                                                -------------  -------------  -------------  -------------
       Total operating expenses                      42,353         52,079        137,376        151,164
                                                -------------  -------------  -------------  -------------
Operating income (loss)                                 603         (8,894)       (12,261)       (19,065)
                                                -------------  -------------  -------------  -------------
Other income (expense):
   Interest income                                       59            253            174            937
   Interest expense                                    (422)            (2)          (774)            (6)
   Equity in loss of affiliate                            -           (214)             -           (642)
   Other, net                                           (13)           (32)          (155)           (80)
                                                -------------  -------------  -------------  -------------
       Other income (expense), net                     (376)             5           (755)           209
                                                -------------  -------------  -------------  -------------

Income (loss) before income taxes                       227         (8,889)       (13,016)       (18,856)
Income tax expense (benefit)                              -         (3,197)           115         (6,701)
                                                -------------  -------------  -------------  -------------
Net income (loss)                                  $    227       $ (5,692)      $(13,131)      $(12,155)
                                                =============  =============  =============  =============

Net income (loss) per share (note 4) - basic       $   0.01       $  (0.32)      $  (0.72)      $  (0.68)
                                                =============  =============  =============  =============
Weighted average shares - basic                      18,179         17,874         18,118         17,815
                                                =============  =============  =============  =============

Net income (loss) per share (note 4) - diluted     $   0.01       $  (0.32)      $  (0.72)      $  (0.68)
                                                =============  =============  =============  =============
Weighted average shares - diluted                    18,953         17,874         18,118         17,815
                                                =============  =============  =============  =============



          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                            NINE MONTHS ENDED
                                                      ----------------------------
                                                      SEPTEMBER 29,  SEPTEMBER 30,
                                                          2001           2000
                                                      -------------  -------------
 Cash flows from operating activities:
    Net loss                                             $(13,131)      $(12,155)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                         7,522          6,075
      Loss on disposal of assets                              539          1,970
      Deferred tax assets                                       -         (6,872)
      Change in operating assets and liabilities:
        Accounts receivable, net                            2,104            408
        Inventories                                         3,468           (579)
        Prepaid expenses                                      412         (1,908)
        Income taxes                                            -          2,277
        Accounts payable                                    1,362          3,894
        Accrued sales returns                              (1,795)          (776)
        Accrued warranty costs                               (616)         1,195
        Accrued compensation, taxes and benefits             (113)          (391)
        Other accrued liabilities                            (443)           (24)
        Other assets                                       (1,096)           696
        Other liabilities                                     400            556
                                                      -------------  -------------
          Net cash used in operating activities            (1,387)        (5,634)
                                                      -------------  -------------
 Cash flows from investing activities:
    Purchases of property and equipment                    (3,918)        (9,741)
    Sales of marketable securities                          3,950         10,557
                                                      -------------  -------------
          Net cash provided by investing activities            32            816
                                                      -------------  -------------
 Cash flows from financing activities:
    Principal payments on debt                                (29)           (53)
    Proceeds from issuance of common stock                    281            539
    Net proceeds from issuance of long-term debt           15,040              -
                                                      -------------  -------------
          Net cash provided by financing activities        15,292            486
                                                      -------------  -------------

 Increase (decrease) in cash and cash equivalents          13,937         (4,332)
 Cash and cash equivalents, at beginning of period          1,498          7,441
                                                      -------------  -------------
 Cash and cash equivalents, at end of period             $ 15,435       $  3,109
                                                      =============  =============



          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months and nine months ended September 29, 2001 and September 30, 2000 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 29, 2001 and December 30, 2000 and the results of operations and cash flow for the periods presented.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the company is unable to continue as a going concern. The Company's continuation as a going concern is dependent, among other things, upon sustaining positive cash flow from operations or, if necessary, on its ability to raise additional working capital.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. Specifically, accrued warranty costs have been divided between current liabilities and long-term liabilities. The resulting respective accrued warranty cost balances are based on the expected timing of when warranty claims will be satisfied. The warranty claims expected to be satisfied within the following 12 month period have been included in other current liabilities.

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

During July 2001 the Financial Accounting Standards Board issued statement SFAS 142 "Goodwill and Other Intangible Assets." Statement 142 replaces the requirement to amortize goodwill and intangible assets with indefinite lives with a requirement for an annual impairment test. The Company must adopt SFAS 142 at the beginning of fiscal 2002. The Company is analyzing the impact of SFAS 142, but its implementation is not expected to have a material impact on the Company's consolidated financial statements.

(2)  INVENTORIES

Inventories consist of the following (in thousands):

                                            SEPTEMBER 29,   DECEMBER 30,
                                                2001            2000
                                            -------------   -------------

      Raw materials                               $2,528        $ 5,507
      Work in progress                                38             60
      Finished goods                               5,049          5,516
                                            -------------- --------------
                                                  $7,615        $11,083
                                            ============== ==============

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  LONG-TERM DEBT

In June 2001, the Company issued $11 million in principal amount of its senior secured notes (the "Notes") in a private placement. The Notes have a five-year maturity, bear interest at 8% per annum payable annually in cash and are convertible into shares of the Company's common stock at the rate of $1.00 per share. The Notes are secured by a lien on substantially all of the Company's assets. In addition, the holders of the Notes received warrants to purchase 4.4 million shares of the Company's common stock for $1.00 per share. The warrants have a five-year term. The Note conversion price and warrant exercise price are subject to standard anti-dilution protections. The net proceeds from the Notes approximated $10.4 million after deduction of placement fees and expenses. The warrants were valued at $1.1 million and have been recorded as debt discount to be amortized as interest expense over the 5-year note term.

In September 2001, the Company obtained $5 million of senior secured debt financing (the "Debt"), as provided for under the terms of the Company's Notes issued in June 2001. The Debt has a five-year maturity, bears interest at 12% per annum payable monthly in cash and calls for payment of interest only for years one and two of the term and payment of interest and principal for years three through five. The Debt is secured by a first lien on substantially all of the Company's assets. In addition, the holders of the Debt received warrants to purchase 922,819 shares of the Company's common stock for $1.02 per share. The warrants have a five-year term and are subject to standard anti-dilution protections. The net proceeds from the Debt approximated $4.8 million after deducting fees and expenses. The warrants were valued at $0.6 million and have been recorded as debt discount to be amortized as interest expense over the 5-year term. The Debt is subject to certain financial covenants consisting primarily of achieving minimum EBITDA levels. The Company was in compliance with the financial covenants at September 29, 2001.

(4)  NET LOSS PER COMMON SHARE

The following computations reconcile net income (loss) with net income (loss) per common share-basic and diluted (in thousands, except per share amounts).

                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                      SEPTEMBER 29, 2001               SEPTEMBER 29, 2001
                                -------------------------------  -------------------------------
                                   NET                PER SHARE     NET                PER SHARE
                                 INCOME     SHARES     AMOUNT      LOSS      SHARES     AMOUNT
                                ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss)                $  227                          $(13,131)

BASIC EPS
Net income (loss) attributable
  to common shareholders         $  227      18,179     $0.01    $(13,131)    18,118    $(0.72)
                                ---------  ---------  =========  ---------  ---------  =========
EFFECT OF DILUTIVE SECURITIES
  Warrants                            -         497                     -          -
  Options                             -         277                     -          -
                                ---------  ---------             ---------  ---------
DILUTED EPS
Net income (loss) attributable
  to common shareholders plus
  assumed conversions            $  227      18,953     $0.01    $(13,131)    18,118    $(0.72)
                                =========  =========  =========  =========  =========  =========

                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                      SEPTEMBER 30, 2000              SEPTEMBER 30, 2000
                                -------------------------------  -------------------------------
                                   NET                PER SHARE     NET                PER SHARE
                                 INCOME     SHARES     AMOUNT      LOSS      SHARES     AMOUNT
                                ---------  ---------  ---------  ---------  ---------  ---------
BASIC AND DILUTED EPS
Net loss attributable to common
  shareholders                  $(5,692)     17,874    $(0.32)   $(12,155)    17,815    $(0.68)
                                =========  =========  =========  =========  =========  =========

(5)  LITIGATION

In June of 1999, the Company and certain of its former officers and directors were named as defendants in a class action lawsuit filed in U.S. District Court in Minnesota. The suit, filed on behalf of purchasers of the Company's common stock between December 4, 1998 and June 7, 1999, alleges that the Company and the named former directors and officers failed to disclose or misrepresented certain information concerning the Company in violation of federal securities laws. In March of 2000, the same defendants were named in another class action lawsuit asserting factual allegations identical to the first suit. Neither of the suits specified an amount of damages claimed. The U.S. District Court consolidated the two class actions in July of 2000.

In September of 2001, the consolidated case was certified to proceed as a class action on behalf of purchasers of the Company's common stock issued under or traceable to the Company's initial public offering prospectus dated December 4, 1998 and purchasers of the Company's common stock in the open market during the period from December 4, 1998 through June 7, 1999.

The Company believes that the suit is without merit and intends to vigorously defend the claims. Discovery has begun.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE:

o    THE COMPANY'S ABILITY TO CREATE PRODUCT AND BRAND NAME AWARENESS.
o    THE  EFFICIENCY   AND   EFFECTIVENESS   OF  THE  COMPANY'S   MARKETING  AND
     ADVERTISING.
o THE ABILITY OF THE COMPANY TO EFFECTIVELY AND EFFICIENTLY PURSUE NEW CHANNELS OF DISTRIBUTION.
o    THE PERFORMANCE OF THE COMPANY'S EXISTING AND NEW STORES.
o THE ABILITY OF THE COMPANY TO CONTINUE TO ATTRACT AND RETAIN KEY PERSONNEL, INCLUDING QUALIFIED SALES PROFESSIONALS.
o THE ABILITY OF THE COMPANY TO REALIZE THE BENEFITS OF ITS COST SAVING INITIATIVES.
o    THE LEVELS OF CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCT LINES.
o THE ABILITY OF THE COMPANY TO CONTINUOUSLY IMPROVE ITS EXISTING PRODUCT LINES AND TO INTRODUCE NEW PRODUCTS.
o THE ABILITY OF THE COMPANY TO EFFICIENTLY IMPLEMENT NATIONWIDE HOME DELIVERY AND ASSEMBLY.
o    ECONOMIC TRENDS AND CONSUMER CONFIDENCE.
o    INDUSTRY COMPETITION.
o THE ABILITY OF THE COMPANY TO MAINTAIN SUFFICIENT LEVELS OF WORKING CAPITAL TO SUPPORT OPERATING NEEDS AND GROWTH INITIATIVES.
o THE ABILITY OF THE COMPANY TO MAINTAIN COMPLIANCE WITH THE LISTING REQUIREMENTS OF NASDAQ.
o THE RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER PERIODIC REPORTS FILED WITH THE SEC.

THE COMPANY HAS NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

Select Comfort is the leading manufacturer and retailer of adjustable-firmness air beds that are clinically proven to improve sleep and relieve back pain. The Company's mission is to improve people's lives by providing a better night's sleep. Our operations are vertically integrated, including product design, domestic manufacturing and assembly (supported by a global supply chain), dedicated nationwide sales channels and dedicated customer service operations. Our Company-owned sales channels include mall-based retail stores, a direct marketing call center and e-commerce capability. We value our direct contact with our customers because it fosters continuous improvement and innovation.

For 2001, our goal has been to return to profitability, driven by the following strategic priorities:
o    Rightsizing our cost structure,
o    Building consumer awareness,
o    Improving our sales conversion effectiveness,
o    Expanding profitable distribution, and
o    Improving product quality, innovation and service levels.

As we move into 2002 we will maintain our focus on profitability and our cost structure, but expect to more heavily prioritize growth initiatives.

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

The proportion of our total net sales, by dollar volume, from each of these channels is as follows:

                                    Three Months Ended       Nine Months Ended
                                    ------------------       ------------------
                                     9/29/01   9/30/00        9/29/01   9/30/00
                                    --------  --------       --------  --------
       Stores                          79%       80%            78%       78%
       Direct Call Center              15%       16%            15%       19%
       E-commerce                       4%        4%             3%        3%
       Wholesale                        2%        -              4%        -

Our Company-owned retail store locations are summarized as follows:

                                    Three Months Ended       Nine Months Ended
                                    ------------------       ------------------
                                     9/29/01   9/30/00        9/29/01   9/30/00
                                    --------  --------       --------  --------
       Beginning of period              327       333            333       341
       Opened                             2         5              7        16
       Closed                            (2)        -            (13)      (19)
                                    --------  --------       --------  --------
       End of period                    327       338            327       338

Our Company-owned stores include leased space within 24 Bed, Bath & Beyond stores as of September 29, 2001. In addition to our Company-owned stores, internally managed call center and web site, our adjustable-firmness beds and sleep-related products are sold wholesale to selected independent furniture retailers consisting of four retail stores as of September 29, 2001 and over the QVC shopping network. Sales volumes to date in the wholesale channels have been driven primarily by the number and size of QVC shows.

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

MARKETING DRIVERS
We utilize advertising, sales promotions and public relations efforts to build consumer awareness of our brand, products and the locations of our points of sale. Advertising spending is summarized as follows (in 000's):

                                    Three Months Ended       Nine Months Ended
                                    ------------------       ------------------
                                     9/29/01   9/30/00        9/29/01   9/30/00
                                    --------  --------       --------  --------
       Advertising                    $6,690    $9,943        $24,118   $25,482

Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to our points of sale. We have begun, and expect to continue, to spend an increasing percentage of our marketing budget on advertising designed to attract consumers to retail stores. We anticipate that full year advertising spend levels in 2001 will be slightly lower than in 2000 due in part to the deferral of plans to introduce a sofa sleeper product, against which the Company invested approximately $2 million of advertising support in the third quarter of 2000.

In addition to the factors noted above, sales results are influenced by a variety of factors, including general economic conditions and consumer confidence, levels of retail mall traffic, the maturation of our store base, the timing and effectiveness of promotional events and advertising expenditures, the timing and success of new product introductions and product line extensions, the quality and tenure of store-level managers and sales professionals, and the amount of competitive activity. Our business is also subject to some seasonal influences, with lower sales levels in the second quarter and heavier concentrations of sales during the fourth quarter holiday season due to increased mall traffic. Comparable store sales (decreased) increased for the three months ended September 29, 2001 and September 30, 2000 by (7.7)% and 3.7%, respectively. Comparable store sales (decreased) increased for the nine months ended September 29, 2001 and September 30, 2000 by (6.0)% and 0.0%, respectively. Sales volumes and comparable store sales were negatively affected by consumer purchasing patterns after the September 11 terrorist attacks. While sales trends improved near the end of September, we anticipate that sales levels in the near term will continue to be affected by changes in consumer confidence, general economic conditions and consumer purchasing levels in response to recent and future world events.

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

In the second half of 2000, we began to implement initiatives designed to bring our cost structure in line with our sales volumes, with the ultimate objective of making our core bed business profitable at sales volumes equal to those achieved in 2000. To date we have implemented programs designed to reduce our total annual fixed and variable costs by approximately $35 million, reducing our sales breakeven point by 17%.

These cost reduction measures have included:

     o Closing one of three manufacturing plants, one of two call centers and consolidating two administrative offices,
     o    Closing over 30 under-performing stores,
     o Reducing overall staffing, including approximately 20% of field sales support and approximately 12% of administrative staffing,
     o Discontinuing our catalog sales channel and deferring the rollout of our sofa sleeper product,
     o Restructuring our promotional programs and developing more efficient programs to utilize in-store signage and customer fulfillment materials, and
     o    Developing a program to resell returned products to targeted markets.

We believe we have taken steps that can return us to profitability in the second half of 2001 and our third quarter results are indicative of these efforts.

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

At September 29, 2001, we had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $43.8 million expiring between the years 2003 and 2021. We expect that approximately $1.4 million of these NOLs will expire unutilized due to an Internal Revenue Code (IRC) Section 382 limitation resulting from a prior ownership change. Through the third quarter of 2000, the Company's Consolidated Statement of Operations reflected an income tax benefit from net operating losses. Beginning in the fourth quarter of 2000 and in 2001 the Company has not recorded any value in its Consolidated Balance Sheet for the potential future benefit of NOL's.

FISCAL 2001 - THIRD QUARTER RESULTS

Net sales during the third quarter of 2001 were $64.1 million, or 5.9% lower than the prior year. Lower sales volumes were net of two contrasting factors:

o An increase in sales volumes associated primarily with QVC shows and sales from new product introductions (European pillowtop and refurbished returned beds), partially offset by
o Slowing economic conditions reflected in consumer confidence measures and lower volumes of mall traffic and direct-marketing response. Sales were negatively affected immediately following the September 11 terrorist attacks. While sales have improved significantly since that time, ongoing affects of these events on our sales is uncertain.

Operating income for the third quarter of 2001 totaled $0.6 million compared to operating losses of $8.9 million for the third quarter of 2000. The improvement in profitability is a direct result of successful execution of cost restructuring efforts. Specific improvements included:

o Increased gross margin percentages from improved product quality and restructured promotional programs. These improvements in gross margins combined with efficiencies in the sales and marketing programs have contributed $3.1 in operating margins,
o    Reductions of general and administrative expenses of $1.8 million,
o    Reductions of advertising costs of $3.3 million, and
o    Reductions of store closings and asset impairment charges of $1.4 million

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales. Percentage amounts may not total due to rounding.

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                      ----------------------------  ----------------------------
                                      SEPTEMBER 29,  SEPTEMBER 30,  SEPTEMBER 29,  SEPTEMBER 30,
                                          2001           2000           2001           2000
                                      -------------  -------------  -------------  -------------
  Net sales                               100.0%         100.0%         100.0%         100.0%
  Cost of sales                            33.0           36.5           35.0           35.9
                                      -------------  -------------  -------------  -------------
     Gross margin                          67.0           63.5           65.0           64.1
                                      -------------  -------------  -------------  -------------
  Operating expenses:
     Sales and marketing                   57.8           64.1           61.7           61.9
     General and administrative             8.2           10.4            9.5           10.8
     Store closings/impairments             0.0            2.0            0.3            0.7
                                      -------------  -------------  -------------  -------------
         Total operating expenses          66.0           76.5           71.4           73.4
                                      -------------  -------------  -------------  -------------
  Operating income (loss)                   0.9          (13.1)          (6.4)          (9.3)
  Other income (expense), net              (0.6)           0.0           (0.4)           0.1
                                      -------------  -------------  -------------  -------------
  Income (loss) before income taxes         0.4          (13.1)          (6.8)          (9.2)
  Income tax expense (benefit)              0.0           (4.7)           0.1           (3.3)
                                      -------------  -------------  -------------  -------------
  Net income (loss)                         0.4%          (8.4)%         (6.8)%         (5.9)%
                                     ==============  =============  =============  =============


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 29, 2001 WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES
Net sales decreased 5.9% to $64.1 million for the three months ended September 29, 2001 from $68.1 million for the three months ended September 30, 2000, due primarily to a decrease in mattress unit sales. The decrease in net sales resulted from (i) a $4.2 million decrease in sales from Company-owned retail stores, including a decrease in comparable store sales of $4.0 million, (ii) a $0.7 million decrease in direct marketing sales, (iii) a $0.2 million decrease in the Company's e-commerce channel, offset by an increase of $1.4 million in net sales from the Company's wholesale channel.

GROSS MARGIN
Gross margin increased to 67.0% for the three months ended September 29, 2001 from 63.5% for the three months ended September 30, 2000, primarily due to lower cost promotional offerings, and reductions in manufacturing costs through product improvements and savings in processing returned product.

SALES AND MARKETING
Sales and marketing expenses decreased 15.1% to $37.0 million for the three months ended September 29, 2001 from $43.6 million for the three months ended September 30, 2000, and decreased as a percentage of net sales to 57.8% from 64.1% for the comparable prior-year period. This decrease was primarily due to reduced advertising expenditures and other promotional costs resulting from more efficient and effective deployment of these funds, and reduced sales support costs.

GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased 25.4% to $5.3 million for the three months ended September 29, 2001 from $7.1 million for the three months ended September 30, 2000, and decreased as a percentage of net sales to 8.2% from 10.4% for the comparable prior year period. The decrease in general and administrative expenses was primarily due to staffing reductions and reduced occupancy expense resulting from the consolidation of our two corporate offices.

OTHER INCOME (EXPENSE), NET
Other income (expense) changed $381,000 to approximately $376,000 in other expense for the three months ended September 29, 2001 from $5,000 in other income for the three months ended September 30, 2000. The decrease is primarily due to interest expense from long-term debt and lower cash levels affecting interest income in 2001.

INCOME TAX EXPENSE (BENEFIT)
Income tax  expense  increased  $3.2  million to $0 for the three  months  ended
September 29, 2001 from a $3.2 million benefit for the three months ended September 30, 2000 due to recognizing an income tax benefit for operating losses incurred in the three months ended September 30, 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 29, 2001 WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES
Net sales decreased 6.7% to $192.3 million for the nine months ended September 29, 2001 from $206.0 million for the nine months ended September 30, 2000, due primarily to a decrease in mattress unit sales. The decrease in net sales resulted from (i) a $10.7 million decrease in direct marketing sales, (ii) an $8.7 million decrease in sales from Company-owned retail store sales, including a decrease in comparable store sales of $9.1 million and a decrease of $2.8 million from the elimination of our roadshow distribution channel partially offset by a net increase of $3.3 million from stores opened in the past 12 months and (iii) a $1.0 million decrease in net sales from the Company's e-commerce channel, offset by an increase of $7.0 million in net sales from the Company's wholesale channel.

GROSS MARGIN
Gross margin increased to 65.0% for the nine months ended September 29, 2001 from 64.1% for the nine months ended September 30, 2000, primarily due to lower cost promotional offerings and reductions in manufacturing costs through product improvements and savings in processing returned product.

SALES AND MARKETING
Sales and marketing expenses decreased 7.0% to $118.6 million for the nine months ended September 29, 2001 from $127.5 million for the nine months ended September 30, 2000, and decreased as a percentage of net sales to 61.7% from 61.9% for the comparable prior-year period. The decrease in the dollar amount of sales and marketing expenses was primarily due to reduced expenses from promotional and fulfillment materials, lower selling expenses associated with lower retail sales volumes and reduced sales support staffing, partially offset by increases in media and media production expense. The slight reduction in sales and marketing expenses as a percentage of net sales was primarily due to reduced sales support staffing partially offset by increased media and media production expenses.

GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased 17.9% to $18.3 million for the nine months ended September 29, 2001 from $22.3 million for the nine months ended September 30, 2000, and decreased as a percentage of net sales to 9.5% from 10.8% for the comparable prior year period. The decrease in general and administrative expenses was primarily due to staffing reductions and reduced occupancy expense resulting from the consolidation of our two corporate offices and severance costs associated with a reduction in force in 2000.

OTHER INCOME (EXPENSE), NET
Other income (expense) changed $964,000 to approximately $755,000 in other expense for the nine months ended September 29, 2001 from $209,000 in other income for the nine months ended September 30, 2000. The decrease is due to interest expense from long-term debt and lower average cash levels affecting interest income in 2001.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense increased $6.8 million to $115,000 for the nine months ended September 29, 2001 from a $6.7 million benefit for the nine months ended September 30, 2000 due to not recognizing an income tax benefit from operating losses in the nine months ended September 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has been the sale of securities. Our most recent source of capital has been from the completion of our $11.0 million convertible debt offering in June 2001 and $5.0 million senior secured term debt financing completed in September 2001. In addition, we generated cash from operations in the third quarter of 2001.

Net cash used in operating activities for the nine months ended September 29, 2001 was approximately $1.4 million and consisted primarily of the net loss adjusted for non-cash expenses and decreases in accrued sales returns and accrued warranty costs, partially offset by decreases in inventories and accounts receivable and increases in accounts payable. Net cash used in operating activities for the nine months ended September 30, 2000 was approximately $5.6 million and consisted primarily of the net loss adjusted for non-cash expenses and increases in inventory and prepaid expenses partially offset by increases in accounts payable and receipt of an income tax refund.

Net cash provided by investing activities was approximately $32,000 for the nine months ended September 29, 2001 and $816,000 for the nine months ended September 30, 2000. Investing activities consisted primarily of purchases of property and equipment for new retail stores and information technology system development costs in 2001 and purchases of property and equipment for new retail stores, information technology systems and manufacturing facilities in 2000. In 2001 we liquidated $4.0 million of marketable securities to support continuing operations, while in 2000 we liquidated $10.6 million.

Net cash provided by financing activities was approximately $15.3 million for the nine months ended September 29, 2001 which consisted primarily of net proceeds from issuance of long-term debt and $486,000 for the nine months ended September 30, 2000 from the issuance of common stock.

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

The Company had negative working capital of approximately $6.2 million at September 29, 2001, and $12.4 million at December 30, 2000. The Company has incurred negative cash flows and has incurred pretax losses from operations of $26.0 million for the year ended December 30, 2000. Based on these factors, among others, the Company's auditors have included an emphasis paragraph in their opinion regarding the Company's fiscal 2000 financial statements to express substantial doubt about the Company's ability to continue as a going concern. As a result of the completion of $16.0 million of long-term debt financing during June and September of 2001 and improvements in operating results, we believe the Company has adequate capital and liquidity to meet near-term and long-term operating needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 29, 2001, the Company issued $11 million in principal amount of senior secured notes that bear interest at 8% and $5 million of senior secured notes that bear interest at 12%. Both of these instruments bear interest at a fixed rate over the life of the instruments. The Company does not believe it has significant exposure to interest rate risk.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June of 1999, the Company and certain of its former officers and directors were named as defendants in a class action lawsuit filed in U.S. District Court in Minnesota. The suit, filed on behalf of purchasers of the Company's common stock between December 4, 1998 and June 7, 1999, alleges that the Company and the named former directors and officers failed to disclose or misrepresented certain information concerning the Company in violation of federal securities laws. In March of 2000, the same defendants were named in another class action lawsuit asserting factual allegations identical to the first suit. Neither of the suits specified an amount of damages claimed. The U.S. District Court consolidated the two class actions in July of 2000.

In September of 2001, the consolidated case was certified to proceed as a class action on behalf of purchasers of the Company's common stock issued under or traceable to the Company's initial public offering prospectus dated December 4, 1998 and purchasers of the Company's common stock in the open market during the period from December 4, 1998 through June 7, 1999.

The Company believes that the suit is without merit and intends to vigorously defend the claims. Discovery has begun.

We have agreed to indemnify the individual defendants and to advance reasonable expenses of defense of the litigation to the individual defendants under applicable Minnesota corporate law. To date, we have paid an aggregate of $4,591 to the law firm of Briggs & Morgan on behalf of defendant H. Robert Hawthorne.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Shareholders was held on July 17, 2001. The following individuals were elected at the Annual Meeting as Directors of the Company to serve for terms of three years expiring at the 2004 Annual Meeting of Shareholders or until their successors are elected and qualified. Shares voted in favor of these Directors and shares withheld were as follows:

         Thomas J. Albani
                              Shares For                   16,228,041
                              Shares Withheld                 684,428

         David T. Kollat
                              Shares For                   16,228,295
                              Shares Withheld                 684,174

         William R. McLaughlin
                              Shares For                   16,333,548
                              Shares Withheld                 578,921

         In addition to the Directors named above, the following Directors' terms continued after the Annual Meeting and will expire at the Annual Meeting of Shareholders in the year indicated below:

                              Name                          Term Expires
                              ----                          ------------
                              Christopher P. Kirchen            2002
                              Jean-Michel Valette               2002
                              Patrick A. Hopf                   2003
                              Ervin R. Shames                   2003

         Shareholders approved the granting of full voting rights to The St. Paul Companies, Inc. and its affiliates related to the acquisition of shares of common stock of the Company under the Minnesota Control Share Acquisition Act, with shares voted as follows:

                              Shares For                   12,754,345
                              Shares Withheld                 734,518
                              Shares Abstaining                 8,459
                              Broker Non-Vote               3,415,147

               Vote results excluding interested parties were as follows:

                              Shares For                    6,590,999
                              Shares Withheld                 734,518
                              Shares Abstaining                 8,459
                              Broker Non-Vote               3,415,147

         Shareholders approved the issuance by the Company of its Senior Secured Convertible Notes in the aggregate principal amount of up to $12 million together with warrants to purchase up to an aggregate of 4,800,000 shares of the common stock of the Company in a private placement, with shares voted as follows:

                              Shares For                   12,872,325
                              Shares Withheld                 619,032
                              Shares Abstaining                 5,965
                              Broker Non-Vote               3,415,147

         Shareholders approved an amendment of the Company's 1997 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance by 3,000,000 shares from 3,500,000 shares to 6,500,000 shares, with shares voted as follows:

                              Shares For                   12,563,083
                              Shares Withheld                 926,237
                              Shares Abstaining                 8,002
                              Broker Non-Vote               3,415,147

         Shareholders approved an amendment of the Company's 1999 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance by 500,000 shares from 500,000 shares to a total of 1,000,000 shares, with shares voted as follows:

                              Shares For                   13,273,074
                              Shares Withheld                 220,596
                              Shares Abstaining                 3,652
                              Broker Non-Vote               3,415,147

         Shareholders approved the material terms of the performance goals under the Company's Executive and Key Employee Incentive Plan, with shares voted as follows:

                              Shares For                   13,258,241
                              Shares Withheld                 229,758
                              Shares Abstaining                 9,323
                              Broker Non-Vote               3,415,147

         Shareholders ratified the appointment of KPMG LLP as the Company's independent auditor for the fiscal year ending December 29, 2001, with shares voted as follows:

                              Shares For                   16,860,443
                              Shares Withheld                  48,302
                              Shares Abstaining                 3,724

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

      EXHIBIT
      NUMBER        DESCRIPTION
     ---------     -------------
       10.1         Loan Agreement  dated September 28, 2001 by and among Select
                    Comfort  Corporation,  Select  Comfort  Retail  Corporation,
                    Select  Comfort  Direct   Corporation,   Select  Comfort  SC
                    Corporation, Direct Call Centers, Inc., selectcomfort.com corporation and Medallion Capital, Inc.

       10.2 Promissory Note issued to Medallion Capital, Inc. under the Loan Agreement of September 28, 2001.

       10.3 Common Stock Purchase Warrant issued to Medallion Capital, Inc. under the Loan Agreement of September 28, 2001.

       10.4 Security Agreement dated September 28, 2001 by and among Select Comfort Corporation, Select Comfort Retail Corporation, Select Comfort Direct Corporation, Select Comfort SC Corporation, Direct Call Centers, Inc., selectcomfort.com corporation and Medallion Capital, Inc.

       10.5 Patent and Trademark Security Agreement dated September 28, 2001 by and among Select Comfort Corporation, Select Comfort Retail Corporation, Select Comfort Direct Corporation, Select Comfort SC Corporation, Direct Call Centers, Inc., selectcomfort.com corporation and Medallion Capital, Inc.

       10.6 Subordination Agreement dated September 28, 2001 by and among Select Comfort Corporation, each of its subsidiary corporations, Medallion Capital, Inc. and the Subordinated Lenders named therein.

     (b) REPORTS ON FORM 8-K

          During the quarter ended September 29, 2001, the Company filed three Current Reports on Form 8-K. The Reports consisted of the following:

          (i) Current Report filed July 16, 2001, announcing comments on unaudited results for the second quarter ended June 30, 2001.

          (ii) Current Report filed October 9, 2001, announcing securing of additional financing.

          (iii)Current Report filed October 16, 2001, announcing comments on unaudited results for the third quarter ended September 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SELECT COMFORT CORPORATION



                                    /s/ William R. McLaughlin
                                    -------------------------------------------
November 9, 2001                    William R. McLaughlin
                                    President and Chief Executive Officer
                                    (principal executive officer)




                                    /s/ James C. Raabe
                                    -------------------------------------------
                                    James C. Raabe
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

   EXHIBIT NUMBER                 DESCRIPTION                             LOCATION
   --------------    -------------------------------------    -------------------------------
       10.1           Loan Agreement dated September 28,       Filed herewith electronically
                      2001 by and among Select Comfort
                      Corporation, Select Comfort Retail
                      Corporation, Select Comfort Direct
                      Corporation, Select Comfort SC
                      Corporation, Direct Call Centers,
                      Inc., selectcomfort.com corporation
                      and Medallion Capital, Inc.

       10.2           Promissory Note issued to Medallion      Filed herewith electronically
                      Capital, Inc. under the Loan
                      Agreement of September 28, 2001.

       10.3           Common Stock Purchase Warrant            Filed herewith electronically
                      issued to Medallion Capital, Inc.
                      under the Loan Agreement of
                      September 28, 2001.

       10.4           Security Agreement dated September       Filed herewith electronically
                      28, 2001 by and among Select
                      Comfort Corporation, Select Comfort
                      Retail Corporation, Select Comfort
                      Direct Corporation, Select Comfort
                      SC Corporation, Direct Call
                      Centers, Inc., selectcomfort.com
                      corporation and Medallion Capital,
                      Inc.

       10.5           Patent and Trademark Security            Filed herewith electronically
                      Agreement dated September 28, 2001
                      by and among Select Comfort
                      Corporation, Select Comfort Retail
                      Corporation, Select Comfort Direct
                      Corporation, Select Comfort SC
                      Corporation, Direct Call Centers,
                      Inc., selectcomfort.com corporation
                      and Medallion Capital, Inc.

       10.6          Subordination Agreement dated             Filed herewith electronically
                     September 28, 2001 by and among Select
                     Comfort Corporation, each of its
                     subsidiary corporations, Medallion
                     Capital, Inc. and the Subordinated
                     Lenders named therein.