Form 10-K
period 2001-12-29
SELECT COMFORT CORP
filed 2002-03-28
CIK 827187

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                    FORM 10-K
(Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 22, 2002, 18,449,096 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was $40,001,430.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2002 Annual Meeting (the "2002 Proxy Statement").

================================================================================

                                TABLE OF CONTENTS
                              --------------------



PART I.........................................................................2

   ITEM 1.  BUSINESS...........................................................2
     General...................................................................2
     Competitive Strengths.....................................................3
     Business and Growth Strategy..............................................3
     Products..................................................................5
     Marketing and Advertising.................................................6
     Retail Stores.............................................................7
     Direct Marketing Operations...............................................9
     E-Commerce................................................................9
     Wholesale................................................................10
     Consumer Education and Customer Service..................................10
     Manufacturing and Distribution...........................................11
     Suppliers................................................................11
     Intellectual Property....................................................11
     Competition..............................................................12
     Consumer Credit Arrangements.............................................13
     Governmental Regulation..................................................13
     Employees................................................................13
     Recent Financing Transactions............................................13
     Certain Risk Factors.....................................................15

   ITEM 2.  PROPERTIES........................................................22

   ITEM 3.  LEGAL PROCEEDINGS.................................................22

   ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.................................23


PART II.......................................................................25

   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SHAREHOLDER MATTERS...............................................25
     Number of Record Holders; Dividends......................................25

   ITEM 6.  SELECTED FINANCIAL DATA...........................................26

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................27

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........32

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................32

   ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................32


PART III......................................................................33

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................33
     Directors, Executive Officers, Promoters and Control Persons.............33
     Section 16(a) Beneficial Ownership Reporting Compliance..................33

   ITEM 11. EXECUTIVE COMPENSATION............................................33

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....33

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................33


PART IV.......................................................................34

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...34
     Index to Consolidated Financial Statements...............................34
     Index to Consolidated Financial Statement Schedules......................34
     Exhibits.................................................................35
     Reports on Form 8-K......................................................36

                              --------------------

     OUR FISCAL YEAR ENDS ON THE SATURDAY CLOSEST TO DECEMBER 31, AND UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO YEARS IN THIS FORM 10-K REFER TO OUR FISCAL YEARS. ALL REFERENCES TO "SELECT COMFORT(R)," "THE COMPANY," "WE" OR "US" HEREIN INCLUDE OUR WHOLLY OWNED SUBSIDIARIES, SELECT COMFORT DIRECT CORPORATION, SELECT COMFORT RETAIL CORPORATION, DIRECT CALL CENTERS, INC., SELECT COMFORT SC CORPORATION AND SELECTCOMFORT.COM CORPORATION.

     SELECT COMFORT(R), SLEEP NUMBER(R), COMFORT CLUB(R), SLEEP BETTER ON AIR(R), SLEEP INSURANCE(R), THE SLEEP NUMBER BED BY SELECT COMFORT(TM) THE SLEEP NUMBER STORE BY SELECT COMFORT(TM), FIRMNESS CONTROL SYSTEM(TM), SELECT COMFORT SOFA SLEEPAIRE(TM), SELECT COMFORT SOFA SLEEPAIRE COLLECTION(TM) AND THE COMPANY'S STYLIZED LOGOS ARE TRADEMARKS AND/OR SERVICE MARKS OF THE COMPANY.

                                     PART I
                              --------------------

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION PROJECTIONS OF RESULTS OF OPERATIONS, REVENUES, FINANCIAL CONDITION OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF PLANS, STRATEGIES AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS; ANY STATEMENTS REGARDING PROPOSED NEW PRODUCTS, SERVICES OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS, PROSPECTS OR PERFORMANCE; STATEMENTS OF BELIEF AND ANY STATEMENT OR ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

     THESE FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, AMONG OTHER THINGS, GENERAL AND INDUSTRY ECONOMIC TRENDS, CONSUMER CONFIDENCE, THE EFFECTIVENESS AND EFFICIENCY OF OUR ADVERTISING AND PROMOTIONAL EFFORTS, CONSUMER ACCEPTANCE OF OUR PRODUCTS AND SLEEP TECHNOLOGY, INDUSTRY COMPETITION, OUR DEPENDENCE ON SIGNIFICANT SUPPLIERS, INCLUDING UNITED PARCEL SERVICE (UPS) FOR DELIVERY OF OUR SLEEP SYSTEMS AND CONSECO FINANCE FOR EXTENSION OF CONSUMER CREDIT, AND THE VULNERABILITY OF ANY SUCH SUPPLIERS TO RECESSIONARY PRESSURES, LABOR NEGOTIATIONS, LIQUIDITY CONCERNS OR OTHER FACTORS, THE POTENTIAL DILUTION FROM THE ISSUANCE OF ADDITIONAL SHARES FROM FINANCINGS COMPLETED IN 2001 AND OUR ABILITY TO MAINTAIN COMPLIANCE WITH LISTING REQUIREMENTS OF NASDAQ, AS WELL AS THE RISK FACTORS LISTED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING IN PARTICULAR THE ITEMS DISCUSSED IN GREATER DETAIL BELOW UNDER THE HEADING "CERTAIN RISK FACTORS."


ITEM 1.  BUSINESS

GENERAL
Select Comfort(R) is the leading manufacturer, specialty retailer and direct marketer oF premium quality, innovative adjustable-firmness beds and other sleep-related products. We believe we are revolutionizing the mattress industry by offering a differentiated product through a variety of service-oriented distribution channels.

Our Sleep Number(R) bed was designed on the basis of sleep research, and in clinical studieS has been shown to improve sleep quality. In comparison with traditional mattress products, our proprietary Sleep Number(R) beds utilize adjustable air chamber technology to more naturally contour to the body, thereby generally providing:

-    better spinal alignment,

-    reduced pressure points,

-    greater relief of lower back pain,

-    greater overall comfort, and

-    better quality sleep.

Our Firmness Control System(TM) allows customers to independently customize each side of the Sleep Number(R) bed to their ideal level of firmness, comfort and support.

We sell our products through four complementary distribution channels. Unlike traditional mattress manufacturers, the vast majority of our sales have historically been made directly to consumers through three Company-owned and service-oriented distribution channels (Retail, Direct Marketing and E-commerce). All of our distribution channels include:

- RETAIL, including 328 company-operated retail stores and leased departments within larger retail stores in 46 states,

-    DIRECT MARKETING, including a company-operated call center,

-    E-COMMERCE, through our Web site at SELECTCOMFORT.COM, and

- WHOLESALE, through leading home furnishings retailers and over the QVC shopping channel. Sales through the wholesale channel represented 4% of net sales in 2001.

In 2001, we completed two significant financing transactions, raising an aggregate of $16 million to meet our working capital requirements. These financing transactions are described below under "--Recent Financing Transactions."

COMPETITIVE STRENGTHS
We have developed a number of key competitive strengths, including:

- PRODUCT SUPERIORITY. Our line of adjustable firmness mattresses was designed on the basis of sleep research, and in clinical studies has been shown to improve sleep quality. We have patents or pending patent applications for various aspects of our Sleep Number(R) beds, a well developed supply chain with scale and expertise, and an active research and development group that continues to strive for innovative leadership in our industry.

- BRAND IDENTITY. The Select Comfort(R)and Sleep Number(R)brand identities are associated with product superiority and innovation.

- MULTIPLE, COMPLEMENTARY AND CONTROLLED DISTRIBUTION CHANNELS. Our distribution channels give our customers multiple, convenient opportunities to purchase our products. These channels also provide direct contact with our customers, enabling us to better understand and respond to consumer desires. Our Company-owned distribution channels are staffed by high quality, well trained and passionate sales professionals.

-    BASE OF CUSTOMERS AND INQUIRIES. We have an installed base of approximately
     1.2 million customers with very high levels of customer satisfaction. We have also developed a database of approximately 8.2 million consumer inquiries.

BUSINESS AND GROWTH STRATEGY
In the second half of 2000 and throughout 2001, we focused on four primary strategic priorities: (i) building consumer awareness, (ii) rightsizing our cost structure, (iii) expanding profitable distribution and (iv) continuously improving product quality, innovation and service levels. Our progress against these strategic priorities is discussed in greater detail below.

BUILDING CONSUMER AWARENESS. Lack of awareness among the broad consumer audience of our brand, product benefits and store locations has been our most significant barrier to growth. Our current marketing efforts are focused on increasing consumer awareness through appealing to a broader demographic audience with advertising and other marketing programs that showcase the unique features and benefits of our product.

Early in 2001, we launched the repositioning of our product, brand and marketing messages around our Sleep Number(R) bed. Our Sleep Number(R) campaign focuses on the unique features anD benefits of our product: individualized and adjustable firmness, comfort and support to provide a perfect night's sleep. This message has broader appeal than many of our traditional marketing messages, is being delivered through the broader reach of prime-time TV in selected markets, and is targeted at a broader demographic audience. We launched our Sleep Number(R) campaign early in 2001 with encouraging initial results. See "--Marketing and Advertising."

RIGHTSIZING OUR COST STRUCTURE. In 2001, we continued to implement initiatives to bring our cost structure in line with our sales volumes, resulting in the achievement of profitability in the second half of the year on modest sales increases over the second half of 2000. Specific cost savings initiatives implemented in late 2000 and in 2001 have included:

-    Termination of non-core business initiatives,

-    Rebalancing of manufacturing between our three plant locations,

- Selling expense savings from closing under-performing retail stores and our direct call center in South Carolina, and by streamlining retail management and store staffing levels,

- Corporate general and administrative expense savings from reductions in corporate staff and consolidating our two Minneapolis offices,

- Logistics cost savings from systems and packaging improvements to enable shipping with Fed Ex as well as UPS,

- Product cost reductions with equal or superior quality and reduced product returns, and

- Promotional discount reductions through improved program design and controls.

EXPANDING PROFITABLE DISTRIBUTION. An important element of our growth strategy is to expand profitable distribution by increasing sales through our existing channels and by increasing opportunities for consumers to become aware of, and to purchase, our products through additional points of distribution. During 2001, we developed a new selling process and a new compensation plan that is more heavily based on individual performance and more heavily commission driven, in each case designed to improve sales performance through our retail sales channel.

In 2001, we also expanded two key avenues of wholesale distribution that were initially tested in 2000. In September 2000, we established our first wholesaling relationship with Gabberts, a leading home furnishings retailer in Minneapolis/St. Paul and Dallas metropolitan areas. In 2001, we expanded our relationship with Gabberts to include distribution through its two stores in Dallas. Also in 2001, we established a wholesaling relationship with Benchmark, a leading home furnishings retailer in the Kansas City market. In 2002, we plan to pursue similar wholesaling relationships with mattress or home furnishings retailers in additional markets on a selective basis. We believe that these relationships may enable us to leverage our advertising spending in key markets.

In October 2000, we successfully tested the offering of our products on the QVC television shopping channel with a one-hour program. This test led to additional successful segments on QVC throughout 2001. We believe that our distribution through QVC has increased overall consumer awareness of our product and brand in addition to providing an important sales channel.

INNOVATION AND CONTINUOUS PRODUCT LINE AND SERVICE LEVEL IMPROVEMENT. We believe that our return to profitable operations has been due in part to our ability to continue to lead the mattress industry in innovation and to continue to improve our product line and service levels. In 2000 and 2001, we reinvigorated our research and development capability to focus on continuous product improvements to deliver:

-    new and enhanced consumer benefits,

-    improved product quality, and

-    reduced product or delivery costs.

In 2001, we introduced significant improvements to the quality, performance and appearance of our core product line while reducing overall product costs.

Also during 2001, we expanded our in-home delivery, assembly and mattress removal services to be available at 127 (or approximately 39%) of our retail stores as of the end of 2001. We plan to ultimately offer this service throughout the continental United States and through each of our Company-owned distribution channels.

In 2002, we plan to build on the success of this strategic direction and continue our efforts to:

-    Build consumer awareness through the expansion of the Sleep
     Number(R)advertising campaign,

- Control costs and leverage our infrastructure while investing in proven programs and systems,

- Expand profitable distribution, both through growth of our wholesale distribution channel and through improvement of the effectiveness and efficiency of our current Company-owned distribution channels,

- Drive further product enhancements and innovation, including the re-launch of our best-selling model, the Sleep Number(R) 5000, and the ultra-premium Sleep Number(R) 7000, and

- Expand customer services, including in particular our home delivery, assembly and mattress removal services.

PRODUCTS
BEDS. Select Comfort(R) offers four different Sleep Number(R) bed models. Each bed comes in standard mattress sizes, ranging from twin to king, as well as some specialty sizes. In addition, all Sleep Number(R) beds feature high quality, vulcanized rubber air chambers that are highly durable. The dual chambers allow each side of the mattress to be adjusted independently with the Firmness Control System(TM) for personalized comfort and support. Because air is the primary support material of the mattress, Sleep Number(R) beds do not lose their shape or support over time like traditional mattresses and box springs.

The components for the Firmness Control System(TM) are contract manufactured to our specifications through our highly developed supply chain.

Our higher-end bed models - the Sleep Number(R) 5000 and 7000 - feature a patented wireless remote control with a digital display of the user's Sleep Number(R), the preferred mattress firmness setting selected by the consumer. This digital feature is also available with the Sleep Number(R) 3000 and 4000 bed models for an additional charge.

The air chambers of a Sleep Number(R) bed are surrounded on all sides by a high-density foam perimeter to provide strong edge support. For added comfort, we offer a plush pillowtop option with an extra cushion of support designed to cradle the body. All Sleep Number(R) mattresses are enclosed by a comfortable, durable Belgian Damask covering which combines cotton and/or rayon for comfort and durability. Our covers are sewn in our plants in the United States to our specifications.

The contouring and support of a Sleep Number(R) mattress works best with a specially designed, proprietary foundation from Select Comfort.(R) Used in place of a box spring, this durable foundation is uniquely designed to complement the air chambers and maintain a consistent support surface for the life of the bed. It is designed with interlocking panels for maximum structural integrity, as well as high-density polymer side panels and lateral support beams for additional support. Unlike traditional box springs, the Select Comfort(R) foundation can be easily moved around corners and up and down stairs. Our foundation is made of 100% recyclable material.

Informational product brochures and easy-to-follow assembly instructions accompany each Sleep Number(R) bed, which can be quickly and easily assembled by the customer through a simple, tool-free process. Alternatively, the customer can take advantage of our home delivery, assembly and mattress removal services where available. The Sleep Number(R) bed is certified by Underwriter's Laboratories and is backed by a 20-year limited warranty and our 30 Night Trial and Better Night's Sleep Guarantee. In mid-2001, we shortened our in-home trial period from 90 days to 30 days, which helped to reduce return rates and their associated costs.

ACCESSORY PRODUCTS. In addition to mattresses and matching foundations, we offer a line of accessory products, including bed frames and a line of high quality mattress pads and specialty pillows, all designed to provide superior comfort and better quality sleep. In 2001, we added several new offerings to the accessory line, and made accessory sales an integrated component of our sales process and compensation structure.

SOFA SLEEPERS. In 2000, we introduced a line of sofa sleepers with air-supported mattresses in select markets. This product offered significant advantages over traditional sofa sleeper products, including an 11-inch thick air supported mattress that provides all the benefits of adjustable and individualized comfort, firmness and support. In November 2000, we acquired the assets of SleepTec, Inc., the innovator and manufacturer of our sofa sleeper product. Consistent with our cost reduction efforts and in order to focus our resources on our core product line, we ceased the marketing and sale of this product line early in 2001. We have worked to improve the features, benefits and quality of this product line for a later re-launch. We currently plan to re-launch this product line sometime after 2002.

PRODUCT ENGINEERING. We maintain an active engineering department that continuously seeks to enhance our knowledge of sleep science and to improve current product performance and benefits. Through customer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products.

Since the introduction of our first bed, we have continued to improve and expand our product line, including a quieter Firmness Control System,(TM) remote control gauges with digital settings, more luxurious fabrics and covers, new generations of foams and foundation systems and enhanced border walls. Our research and development expenses were $1.1 million in 2001, $0.9 million in 2000, and $1.9 million in 1999.

MARKETING AND ADVERTISING
Lack of awareness among the broad consumer audience of our brand, product benefits and store locations historically has been our most significant barrier to growth. In 2001, increasing consumer awareness became the primary focus of our marketing efforts, leading to a complete repositioning of our product, branding and consumer communication.

Featuring the Sleep Number Bed by Select Comfort,(TM) new advertising and media strategies were employed beginning early in 2001. The Sleep Number(R) campaign consciously focused on broadening the message, the target audience and the types of media employed, while developing a memorable and proprietary way of intriguing the consumer about our product. The architecture of the Sleep Number(R) campaign is that "Everybody has a Sleep Number,(R)" thaT "Knowing Your Sleep Number(R) is the Key to a Perfect Night's Sleep," and that you can only find your Sleep Number(R) on a Sleep Number Bed by Select Comfort(TM) at specific locations. WE believe this message enables consumers to more quickly understand the unique aspects of our product, and to keep our brand name top of mind.

We historically have supported our multiple-store markets with media advertising, primarily focused on the use of radio personalities. The new Sleep Number(R) advertising campaign was introduced early in 2001 to support our retail stores in selected markets through our first comprehensive multi-media retail campaign employing prime-time TV, drive-time radio and newspaper support. We launched the campaign in two pilot markets in January 2001 and in six of our largest markets in February 2001, simultaneously integrating Sleep Number(R) signage and messaging into our retail store locations. We are also in the process of extending the reach of our successful radio personality endorsement advertising program on a local and national level.

In the direct marketing channel, our advertising message is communicated through targeted print and radio advertisements, use of infomercials and short-form direct TV advertising and through product brochures, videos and other product and promotional materials mailed in response to consumer inquiries at various intervals. The direct marketing channel has relied heavily on nationally syndicated radio personalities, such as Paul Harvey and Rush Limbaugh, and print and direct mail programs. Our direct marketing operations continually monitor the effectiveness and efficiency of our advertising through tracking the cost per inquiry and cost per order of our advertising, and use sophisticated media buying techniques to improve efficiency.

The Sleep Number(R) positioning was integrated into all marketing messages across all channels during the course of 2001. To support our direct marketing channel, a new 30-minute infomercial, a pool of two-minute short-form television spots and new print advertisements were created around the Sleep Number(R) positioning, with positive lead-generation and financial results. Likewise, the messaging on our web site, in promotional material and on QVC broadcasts was successfully transitioned to focus on the Sleep Number(R) bed. During recent months, we have substantially increased our exposure in national cable TV advertising, using 1-800 advertising as an economical means of increasing national brand awareness for the Sleep Number(R) bed. Through our dedicated call center, we are able to provide the inquiring consumer more information, to send a video and brochure, or to direct the caller to the closest local retail store. As of January 2002, the Sleep Number Bed by Select Comfort(TM) became a national sponsor of National Public Radio's Prairie Home Companion show hosted by Garrison Keillor.

RETAIL STORES
Since our first retail stores were opened in 1992, an increasing percentage of our net sales has occurred at our retail stores, and retail store sales now account for a majority of our net sales. At December 29, 2001, we had 328 stores in 46 states, including 22 leased departments in Bed, Bath and Beyond (BBB) stores. Our agreement with BBB is scheduled to expire at the end of January 2003, subject to renewal by mutual agreement of the parties. We do not anticipate that our financial results will be significantly affected by any decision regarding renewal of this agreement. We anticipate that the number of stores open will not change significantly in 2002.

STORE ENVIRONMENT. Our retail stores are principally showrooms, averaging approximately 900 square feet, with several display models from our line of beds and a full display of our branded accessories. In 2000 we adopted a new store design with a bedroom-like setting intended to convey a sense of sophistication and quality that reinforces Select Comfort's brand image as synonymous with sleep solutions. We remodeled approximately 66 of our stores with this retail store design in 2000. In connection with the launch of our Sleep Number(R) campaign in two markets in January and six of our largest markets in February, the store marquees in these markets were changed to "The Sleep Number Store by Select Comfort.(TM)" Internal signage in all of our stores nationwide has been changed to support the Sleep Number(R) brand and product message. We performed minimal remodeling in 2001 as we focused on other operating needs, but in 2002 we plan to bring many of the remaining 120 older-look stores up to the most current design standard.

Our sales professionals play an important role in creating an inviting and informative retail environment. These professionals receive extensive training regarding the features and benefits of our proprietary technology and products, the overall importance of sleep quality and our newly developed, standardized selling process. This enables them to more effectively introduce consumers to our products, emphasize the features and benefits that distinguish Sleep Number(R) beds from traditional mattresses, determine the consumers' needs, encourage consumers to experience the comfort and support of Sleep Number(R) beds and answer questions regarding our products.

SITE SELECTION. In selecting new store sites, we generally seek high-traffic mall locations of approximately 800 to 1,200 square feet within malls in major metropolitan and regional areas. We conduct extensive analyses of potential store sites and base our selection on a number of factors, including the location within the mall, demographics of the trade area, the specifications of the mall (including size, age, sales per square foot and the location of the nearest competitive mall), the perceived strength of the mall's anchor stores, the performance of other specialty retail tenants in the mall, store density of existing stores and marketing and advertising plans in the respective markets. Clustering of retail stores within a metropolitan retail market is a key consideration in order to leverage our advertising.

MANAGEMENT AND EMPLOYEES. Our stores are currently organized into four regional areas and 34 geographic districts, with seven to 12 stores in each district, depending on geographical dispersion. Each regional sales director oversees approximately eight or nine geographic districts. Each district has a district sales manager who is responsible for the sales and operations and who reports to a regional sales director. The district sales managers frequently visit stores to review merchandise presentation, sales force product knowledge, financial performance and compliance with operating standards. The typical staff of a Select Comfort(R) store consists of one store manager and two full-time sales professionals. In order to maintain high operating standards, we recruit store managers who typically have one to four years of experience as a store manager in specialty retailing. Our sales professionals devote substantially all of their efforts to sales and customer service, which includes helping customers and generating and responding to inquiries. In addition, to promote consumer education, ensure customer satisfaction and generate referrals, the sales professionals place follow-up calls to customers who have made recent purchases or inquiries.

TRAINING AND COMPENSATION. All store personnel receive comprehensive on-site training on our technology and sleep expertise, the features and benefits of our beds, sales and customer service techniques and operating policies and guidelines. Initial training programs are reinforced through detailed product and operating manuals and periodic performance appraisals. All store sales professionals receive base compensation and are entitled to commissions and bonuses based on individual and store-wide performance. Early in 2002, we introduced a redesigned retail sales professional compensation program that is more heavily based on individual performance and more heavily commission driven, which we believe will enable us to attract and retain more sales-oriented store professionals. Regional sales directors, district sales managers and store managers are eligible to receive, in addition to their base compensation, incentive compensation for the achievement of performance objectives by the stores within their responsibility.

DIRECT MARKETING OPERATIONS
Many consumers' initial exposure to the Sleep Number(R) bed is through our direct marketing operations. Typically, an interested consumer will respond to one of our advertisements by calling our toll-free number. On this call, one of our direct marketing sales professionals captures information from the consumer, begins the consumer education process, takes orders, or, if appropriate, sends a thorough information packet or directs the consumer to a nearby retail store. The direct marketing operations are conducted by knowledgeable and well-trained sales professionals, including a group of over 30 sales professionals who field incoming direct marketing inquiries, and over 10 sales professionals who make outbound calls to consumers who have previously contacted us. The direct marketing operations also include a database marketing department that is responsible for the mailing of product and promotional information to direct response inquiries. We maintain a database of information on approximately 8.2 million inquiries, including customers who have purchased a bed from us.

In 2001, we established a new strategy in our direct marketing channel, developing a Factory Direct outlet through the mail, allowing us to selectively market promotionally priced products and factory refurbished product where allowed by law.

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

E-COMMERCE
Our Web site at SELECTCOMFORT.COM provides consumers with a wide array of useful information as well as the convenience to order our products online or to call to order from one of our internet-dedicated sales professionals. Since building the capability to take online orders in May 1999, our e-commerce channel has continued to add functionality and content to educate consumers regarding:

-    sleep research and science,

-    our products and the benefits they provide,

-    store locations and other means to contact us and experience our products,

-    customer testimonials,

-    customer service information, and

-    current sales and promotional events.

Our e-commerce channel has also focused on developing relationships with online shopping malls and other sales portals and affiliates, a strategy expanded in 2001 based on its success in driving traffic.

Our Web site incorporates a look and feel that is attractive and professional, and which reinforces the Select Comfort(R) brand image. The site allows functionality to provide a personalized, guided selling process with dynamic content and a robust online shopping experience.

We also launched two additional sites, SLEEPNUMBER.COM, to support the Sleep Number(R) brand in the advertising test markets and BEDS.COM, to increase awareness of the Sleep Number(R) bed and air-supported sleep systems as an important bed category. SLEEPNUMBER.COM offers visitors the opportunity to estimate their Sleep Number(R) online and includes a store locator to encourage them to visit a store to find their Sleep Number(R) on a Sleep Number(R) bed. BEDS.COM provides tips for choosing the right mattress, comparisons between types of beds (from innerspring to water), and information on leading brands, key product features and benefits. The site also provides detailed information on the Sleep Number(R) bed. Both

SLEEPNUMBER.COM and BEDS.COM will become part of our main Web site, SELECTCOMFORT.COM, during 2002. We have experienced increased site traffic and on-line sales from these and new Web site strategies in 2001, even while we directed an increased number of consumers to our retail stores through prominently placed on-line store locators.

WHOLESALE
We have begun, on a highly selective basis, building relationships with furniture and mattress retailers. Initiating these wholesale relationships is expected to provide two key benefits:

- accelerating the rate at which we can add distribution points with limited capital requirements, and

-    enabling us to leverage our advertising spending in key markets.

We are evaluating this distribution strategy by pursuing wholesale relationships with mattress or home furnishing retailers in selected markets.

In September 2000, we established our first wholesaling relationship with Gabberts, a leading home furnishings retailer in Minneapolis/St. Paul and Dallas metropolitan areas. In 2001, we expanded our relationship with Gabberts to include distribution through its two stores in Dallas. Also in 2001, we established a wholesaling relationship with Benchmark, a leading home furnishings retailer in the Kansas City market. In 2002, we plan to pursue similar wholesaling relationships on a highly selective basis.

In October 2000, we successfully tested the offering of our products on the QVC television shopping channel with a one-hour program. This test led to additional successful segments on QVC throughout 2001. In December 2001, the Sleep Number(R) bed was named QVC's Home Innovation Product Concept of the Year at QVC's 2001 QStar Awards. We believe that our distribution through QVC has increased overall consumer awareness of our product and brand in addition to providing an important sales channel.

CONSUMER EDUCATION AND CUSTOMER SERVICE
We are committed to achieving our goal of world class customer satisfaction and service. We intend to achieve this goal through a variety of means designed to:

-    educate consumers on the benefits of Select Comfort(R)products,

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

Our controlled distribution channels optimize our direct contact with customers and allow us to respond quickly to customer service inquiries and enhance customer satisfaction. Our multiple distribution channels also enhance the convenience for the consumer to purchase products through a variety of venues. During 2001, we expanded our in-home delivery, assembly and mattress removal services to be available at 127 (or approximately 39%) of our retail stores as of the end of 2001. We plan to ultimately offer this service throughout the continental United States and through each of our Company-owned distribution channels in order to increase overall sales and enhance customer satisfaction.

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

MANUFACTURING AND DISTRIBUTION
Our manufacturing operations are located in Minneapolis, Minnesota, Columbia, South Carolina, and Salt Lake City, Utah. The manufacturing operations in South Carolina and Utah consist of quilting and sewing of the fabric covers for our beds and final assembly and packaging of mattresses and foundations from contract manufactured components. In addition, the electrical Firmness Control System(TM) is assembled from contract manufactured components in our Salt Lake City plant. In April 2001, we discontinued manufacturing in our Minneapolis location, and have since that time used this facility to process returns and warranty claims. We may resume assembly and packing operations in the Minnesota facility in the future as necessary to meet demand. We believe we have sufficient capacity in these plants to meet anticipated increases in demand for the foreseeable future.

We manufacture beds to meet orders rather than to stock inventory, which enables us to maintain lower levels of inventory. As we expand our home delivery and assembly services, we may use regional distribution centers that would stock inventory to fill orders on a more expedited basis. Orders are currently shipped from one of our manufacturing facilities, primarily via UPS, typically within 48 hours following order receipt, and are usually received by the customer within five to seven business days after shipment. We are continually evaluating alternative carriers on a national and regional basis, as well as testing providers of in-home assembly services in selected markets.

SUPPLIERS
We currently obtain all of the materials and components used to produce our beds from outside sources. Components for the Firmness Control System(TM) are obtained from a variety of domestic sources. Quilting and ticking materials are obtained from a supplier that produces both in Belgium and in the United States. Components for foundation systems are obtained primarily from two domestic sources. All of the suppliers who produce unique or proprietary products for Select Comfort(R) have in place either contingency or disaster recovery plans or redundant production capabilities in other locations in order to safeguard against any unforeseen disasters. Select Comfort(R) reviews these plans and sites on a regular basis to ensure the supplier's ability to maintain uninterrupted supply of materials and components.

Our proprietary air chambers are produced to our specifications by one Eastern European supplier under a supply agreement that has been in place since 1994. Under this agreement, we are obligated to purchase certain minimum quantities. This agreement is subject to review and renewal on an annual basis. We expect to continue the relationship with the Eastern European supplier for the foreseeable future. Alternative production sites have been identified as part of this supplier's disaster recovery program in the event of any unforeseen disaster that would impact its ability to maintain uninterrupted supply of air chambers.

INTELLECTUAL PROPERTY
Certain elements of the design and function of our beds and sofa sleeper products are the subject of United States and foreign patents and patent applications owned by us. We have 22 issued U.S. patents and 5 U.S. patent applications pending. We also hold 13 foreign patents and 22 foreign patent applications pending.

The name "Select Comfort(R)" and our logo are trademarks registered with the United States Patent and Trademark Office. We have a number of other registered marks, including the trademarks "Sleep Number(R)" and "Sleep Insurance(R)," the service marks "Comfort Club(R)" and "Sleep Better on Air(R)," and a number of unregistered marks, including the trademark "The Sleep Number Bed by Select Comfort(TM)" and the service mark "The Sleep Number Store by Select Comfort(TM)." Several of these trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each federally registered mark is renewable indefinitely if the mark is still in use at the time of renewal. We are not aware of any material claims of infringement or other challenges to our right to use our marks.

In November 1999, we initiated a patent infringement suit against Simmons Company and Price Manufacturing Inc. alleging that Simmons-branded air beds manufactured by Price Manufacturing infringed three of our patents. In February 2000, we settled our suit against Simmons after Simmons terminated its license agreement with Price Manufacturing, effectively ending Simmons' involvement with the manufacture and sale of air beds with a hand control that were the subject of the suit. Price Manufacturing was not a part of the settlement. In January of 2002 we obtained a default judgment in our favor against Price Manufacturing in the amount of $150,000, but we do not believe that our prospects for collection are good as the defendant does not appear to be financially viable.

COMPETITION
The mattress industry is highly competitive. Participants in the mattress industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. Our beds compete with a number of different types of mattress alternatives, including innerspring mattresses, waterbeds, futons and other air-supported mattresses that are sold through a variety of channels, including furniture stores, bedding specialty stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. We believe that our success depends in part on increasing consumer awareness and acceptance of our existing products and the continuing introduction of product improvements or new products with features or benefits that differentiate our products from those offered by other manufacturers.

The traditional mattress industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring mattresses with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, Simmons and Spring Air. Numerous other manufacturers primarily operating on a regional basis serve the balance of the mattress market.

A number of companies, including Simmons, one of the four large innerspring mattress manufacturers, as well as a number of smaller manufacturers, have begun to offer air beds in recent years. Several of these air bed manufacturers have increased their presence in the market in recent years. We believe that our products offer features and benefits that will enable us to compete effectively against these other air bed and innerspring mattress companies.

Many of these competitors, and in particular the four largest innerspring mattress manufacturers named above, have greater financial, marketing and manufacturing resources and better brand name recognition than we do, and sell their products through broader and more established distribution channels. There can be no assurance that any of these competitors or any other mattress manufacturer, including the major innerspring manufacturers named above, will not aggressively pursue the air bed market or be successful in obtaining significant market share of the air bed category. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could have a material adverse effect on our business, financial condition and operating results.

CONSUMER CREDIT ARRANGEMENTS
Through a private label consumer credit facility provided by Conseco Bank, Inc. (the "Bank"), we offer our qualified customers an unsecured revolving credit arrangement to finance purchases from us. The Bank sets the rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, the Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts. We have established a reserve in the amount of $1 million to protect the Bank against potential losses from consumer returns. We have also agreed that, in the event of any termination of our agreement with the Bank and replacement of the Bank by an alternative third-party provider of consumer financing, at the request of the Bank we will purchase the Bank's outstanding portfolio of customer accounts for a pre-determined formula price.

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

EMPLOYEES
At December 29, 2001, we employed 1,626 persons, including 1,040 retail store employees, 55 direct marketing employees, 66 customer service employees, 256 manufacturing employees, 45 home delivery employees and 164 management and administrative employees. Approximately 148 of our employees were employed on a part-time basis at December 29, 2001. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

RECENT FINANCING TRANSACTIONS
In 2001, we completed two significant financing transactions, raising an aggregate of $16 million to meet our working capital requirements:

SENIOR SECURED CONVERTIBLE NOTES. In a private placement completed in June of 2001, we issued Senior Secured Convertible Notes (the "Notes") in the aggregate principal amount of $11 million, convertible at a price of $1.00 per share into an aggregate of 11,000,000 shares of our common stock, together with warrants to purchase an aggregate of 4,400,000 shares of our common stock at an exercise price of $1.00 per share. The warrants expire in June of 2011.

The Notes bear interest at the rate of 8% per year, payable in cash on each anniversary of the issuance of the Notes. The Notes are due and payable in full after five years, and may only be prepaid with the consent of the holders of 67% of the principal amount of the outstanding Notes. The Notes are secured by a lien on substantially all of the Company's and its subsidiaries' assets.

The principal amount of the Notes is convertible into shares of the common stock of the Company at any time at the option of the holders, at the rate of $1.00 per share of common stock. The principal amount of the Notes is subject to automatic conversion into shares of the Company's common stock, at the rate of $1.00 per share of common stock (i) any time after the first anniversary of the issuance of the Notes, provided that the market price of the common stock has equaled or exceeded $4.00 per share (as adjusted for stock splits, stock dividends, recapitalizations and the like) for a period of at least 10 out of 20 consecutive trading days after the first anniversary or
(ii) in the event that the holders of at least 67% of the outstanding principal amount of the Notes consent to such conversion.

The conversion price of the Notes is subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like. The conversion price of the Notes is also subject to standard antidilution provisions to protect the holders of the Notes in the event of the issuance by the Company of shares of common stock or rights to purchase shares of common stock below the effective conversion price. If triggered, these antidilution provisions would result in the downward adjustment of the conversion price and a corresponding increase in the number of shares issuable upon conversion of the Notes. The warrants issued in connection with the Notes contain similar antidilution provisions.

The Notes and the related warrants were issued pursuant to a Note Purchase Agreement containing customary representations, warranties, covenants and conditions. Without limiting the foregoing, the Note Purchase Agreement provides that, subject to certain exceptions, as long as the Notes remain outstanding, consent of the holders of 67% of the Notes and warrants, would be required for:

- Any amendment to the articles or bylaws of the Company that would have an adverse impact on the Notes;

-    Any redemption of any shares of capital stock of the Company;

-    Any payment of a dividend on any shares of capital stock of the Company;

- Any merger, other corporate reorganization or sale of control of the Company, or any transaction in which all or any substantial part of the assets of the Company are sold or licensed on an exclusive basis;

-    Any liquidation, dissolution or winding up of the Company;

- The incurrence by the Company of debt (other than up to $5 million of senior debt financing);

- The granting by the Company of liens on its assets (except for certain permitted liens); and

-    The making by the Company of any loans, investments or guaranties.

The Note Purchase Agreement contains customary events of default, upon which (i) the interest rate on the Notes would be increased by 3% per year and (ii) the holders of the Notes would have the right to accelerate payment of the Notes. Events of default include, without limitation, payment defaults, covenant defaults, material misrepresentations, cross-defaults, bankruptcy and insolvency, and change in control of the Company.

Except in the event of a public offering of Common Stock, or the grant or exercise of options to or by employees, directors or consultants of the Company, or the exercise or conversion of warrants or convertible securities existing as of the date of issuance of the Notes and certain other exceptions, the holders of the Notes, for a period of five years, have a 15-day right of first refusal on the sale of any additional shares of capital stock or rights to purchase capital stock of the Company to maintain their pro rata ownership.

The holders of the Notes and related warrants are entitled to certain demand and incidental (or

"piggyback") registration rights that are exercisable beginning in June of 2002. These registration rights give the holders certain customary rights to have the shares of common stock issuable upon conversion of the Notes or exercise of the warrants registered by the Company for resale under applicable federal and state securities laws. See "--Certain Risk Factors-- Dilution from Recent Financing Transactions; Shares Eligible for Future Sale."

SENIOR SECURED LOAN. In September 2001, we obtained a senior secured loan from Medallion Capital, Inc. in the amount of $5 million at an interest rate of 12% per annum (the "Senior Secured Loan"). Interest only is payable monthly over the first two years. Interest and principal is payable monthly over years three through five, based on a ten-year amortization rate. The remaining principal balance is payable in full at the end of five years. This loan is secured by a first priority security interest in substantially all of the Company's and its subsidiaries' assets. The lender also received common stock purchase warrants to acquire up to 922,819 shares of our common stock at an exercise price of $1.02 per share, subject to standard antidilution protections in the event of the issuance by the Company of shares or rights to purchase shares at a price below the exercise price of the warrants. The warrants expire in September 2006. The shares issuable upon exercise of the warrants are also entitled to certain incidental (or "piggyback") registration rights. These registration rights give the holders certain customary rights to have the shares registered by the Company for resale under applicable federal and state securities laws. See "--Certain Risk Factors-- Dilution from Recent Financing Transactions; Shares Eligible for Future Sale."

Under the Loan Agreement pursuant to which the Senior Secured Loan was made, the Company is subject to certain financial and other covenants and customary default terms giving the lender the right to accelerate payment of the Senior secured Loan or to increase the interest rate to 19% per annum. The Company is currently, and expects to remain, in full compliance with the covenants and other provisions of the Loan Agreement.

CERTAIN RISK FACTORS
There are several important risk factors that could cause our actual results to differ materially from those anticipated by us or which may impact any of our forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include without limitation the following:

HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY. Since inception, we have incurred substantial operating losses. Though we achieved profitable operations in the second half of 2001, there can be no assurance that our business and growth strategy will enable us to sustain profitability on a quarterly or annual basis in future periods. Our future operating results will depend on a number of factors, including without limitation:

- Our ability to continue to successfully execute the strategic initiatives outlined above under "--Business and Growth Strategy,"

- The efficiency and effectiveness of our Sleep Number(R) campaign and other marketing programs in building product and brand awareness, driving traffic to our points of sale and in increasing sales,

-    The level of consumer acceptance of our products,

- Our ability to continue to realize the benefits of the cost savings initiatives outlined above under "--Business and Growth Strategy,"

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

-    The level of competition in the mattress industry, and

-    General economic conditions and consumer confidence.

There can be no assurance that we will be successful in achieving our strategic plan or that this strategic plan will restore our company to historical sales growth rates or to sustained profitability. Failure to successfully execute any material part of our strategic plan could have a material adverse effect on our business, financial condition and operating results.

EFFECTIVENESS AND EFFICIENCY OF ADVERTISING EXPENDITURES. Advertising expenditures were $36.5 million in 2001, $36.1 million in 2000 and $44.4 million in 1999, respectively. Our overall marketing spending is being managed with greater emphasis toward awareness-building advertising. Our future growth and profitability will be dependent in part on the effectiveness and efficiency of our advertising expenditures, including without limitation our ability to:

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

FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS. Our comparable store sales results have fluctuated significantly in the past and these fluctuations are likely to continue. Stores enter the comparable store calculation in their 13th full month of operation. Our comparable store sales (decreases)/increases were (3.8)% for 2001, 0.2% for 2000, 4.7% for 1999 and 17.9% for 1998. Our comparable store sales results have fluctuated significantly from quarter to quarter with (decreases)/increases ranging from (7.7)% to 36% on a quarterly basis for 1997 through 2001. There can be no assurance that our comparable store sales results will not fluctuate significantly in the future.

A variety of factors affect our comparable store sales results, including without limitation:

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

QUARTERLY FLUCTUATIONS AND SEASONALITY. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including without limitation:

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

RELIANCE UPON PROVIDER OF CONSUMER CREDIT FACILITY. Through a private label consumer credit facility provided by Conseco Bank, Inc. (the "Bank"), we offer our qualified customers an unsecured revolving credit arrangement to finance purchases from us. The Bank sets the rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, the Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts. We have established a reserve in the amount of $1 million as collateral to protect the Bank against potential losses from consumer returns. We have also agreed that, in the event of any termination of our agreement with the Bank and replacement of the Bank by an alternative third-party provider of consumer financing, at the request of the Bank we will purchase the Bank's outstanding portfolio of customer accounts for a pre-determined formula price.

The Bank has recently experienced financial and liquidity issues which could jeopardize the ability of the Bank to continue to provide consumer credit financing for our customers. In that event, the Company would seek to secure consumer credit financing from other sources, but it may not be possible to secure such arrangements without some delay or on the same or better terms than have been available from the Bank. Termination of our agreement with the Bank, or any material change to the terms of our agreement with the Bank or in the availability or terms of credit for our customers from the Bank, or any delay in securing replacement credit sources, could have a material adverse effect on our business, sales, results of operations or financial condition.

The Bank's financial and liquidity issues could also jeopardize the $1 million reserve that we have provided as collateral to protect the bank against potential losses from consumer returns. As collateral, this reserve should not be construed as an asset of the Bank subject to the claims of its creditors. No assurance can be given, however, that any bankruptcy or other court may not take a contrary view, or that the Company may not encounter expenses or delays in recovering all or any portion of this reserve account.

RELIANCE UPON SUPPLIERS; SINGLE SOURCE OF SUPPLY OF AIR CHAMBERS; FOREIGN SOURCES OF SUPPLY. The inability of our suppliers to meet, for any reason, our requirements for any components of our bed products, or our requirements of sofa sleeper products, could have a material adverse effect on our business, financial condition and operating results. Our air chambers are currently obtained from a single source of supply. If this supplier became unable or unwilling for any reason to continue to supply us with air chambers, our operations could be materially adversely affected. We currently have a supply agreement with this single source of supply that expires in August 2002 (subject to automatic renewal if neither party gives 90 days' notice of non-renewal), but there can be no assurance that this single source of supply will not be disrupted for any reason. In addition, since our air chambers and certain other supplies are manufactured outside the United States, our operations could be materially adversely affected by the risks associated with foreign sourcing of materials, including without limitation:

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

RELIANCE UPON CARRIERS. Historically, we have relied almost exclusively on UPS for delivery of our products to customers. For a significant portion of the third quarter of 1997, UPS was unable to deliver our products within acceptable time periods due to a labor strike, causing delays in deliveries to customers and requiring us to use alternative carriers. UPS will be in labor negotiations again in 2002, and no assurance can be given that UPS will be able to avert labor difficulties or that UPS will not otherwise experience difficulties in meeting our requirements in the future. In 2000, we began to shift a portion of our product delivery business to Federal Express. We continue to evaluate alternative carriers on a national and regional basis, as well as providers of in-home delivery and assembly services. There can be no assurance that alternative carriers will be able to meet our requirements on a timely or cost-effective basis. Any significant delay in deliveries to customers or increase in freight charges may have a material adverse effect on our business, financial condition and operating results.

RETURN POLICY AND PRODUCT WARRANTY. Part of our marketing and advertising strategy focuses on providing an in-home trial period during which customers may return their Sleep Number(R) bed and obtain a refund of the purchase price. Effective as of May 29, 2001, we shortened this in-home trial period from 90 nights to 30 nights. We believe that a 30-night trial period is competitive within our industry and sufficient to enable consumers to experience the features and benefits of our products. Any significant decrease in sales volumes or increase in return rates resulting from this change in policy could have a material adverse effect on our business, financial condition and operating results.

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

PRODUCT DEVELOPMENT AND ENHANCEMENTS. Our growth and future success will depend upon our ability to enhance our existing products and to develop and market new products on a timely basis that respond to customer needs and achieve market acceptance. There can be no assurance that we will be successful in developing or marketing enhanced or new products, or that the market will accept any such products. Further, there can be no assurance that the resulting level of sales of any of our enhanced or new products will justify the costs associated with their development and marketing.

MARKET ACCEPTANCE. Four large manufacturers of innerspring mattresses dominate the U.S. mattress market. Our air chamber technology represents a significant departure from traditional innerspring mattresses. The market for air beds is continuing to evolve and the success of our products will be dependent upon both the continued growth of this market and upon market acceptance of our beds. The failure of our beds to achieve market acceptance for any reason would have a material adverse effect on our business, financial condition and operating results.

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

COMPETITION. The mattress industry is highly competitive. Our Sleep Number(R) beds compete with a number of different types of mattress alternatives, including innerspring mattresses, waterbeds, futons and other air-supported mattresses that are sold through a variety of channels, including furniture stores, bedding specialty stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

The traditional mattress industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring mattresses with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, Simmons and Spring Air. Numerous other manufacturers, primarily operating on a regional basis, serve the balance of the mattress market.

A number of companies, including Simmons, one of the four large innerspring mattress manufacturers, as well as a number of smaller manufacturers, have begun to offer air beds in recent years. Several of these air bed manufacturers have increased their presence in the market in recent years. We believe that our products offer features and benefits that will enable us to compete effectively against these other air bed and innerspring mattress companies.

Many of these competitors, and in particular the four largest innerspring mattress manufacturers named above, have greater financial, marketing and manufacturing resources and better brand name recognition than we do, and sell their products through broader and more established distribution channels. There can be no assurance that any of these competitors or any other mattress manufacturer, including the major innerspring manufactures named above, will not aggressively pursue the air bed market or be successful on obtaining significant market share of the air bed category. Any such competition by the established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could have a material adverse effect on our business, financial condition and operating results.

SHAREHOLDER LITIGATION. Select Comfort(R) and certain former officers and directors have been named as defendants in a class action lawsuit filed on behalf of shareholders in U.S. District Court in Minnesota. The named plaintiffs, who purport to act on behalf of a class of purchasers of our common stock during the period from December 4, 1998 to June 7, 1999, charge the defendants with violations of federal securities laws. The suit alleges that we and the former directors and officers failed to disclose or misrepresented certain information concerning our business during the class period. The complaint does not specify an amount of damages claimed. While we believe that the complaint is without merit and intend to vigorously defend the claims, there can be no assurance that we will be successful in defending the lawsuit. Defense of the suit could be expensive and may create a distraction to the management team. If we are unsuccessful in defending the suit, an adverse judgment could have a material adverse effect on our consolidated financial condition or results of operations.

POSSIBLE DELISTING FROM NASDAQ STOCK MARKET. Our common stock is currently quoted on the Nasdaq National Market under the symbol

"SCSS." We are currently in compliance with Nasdaq's continued listing standards, including standards for minimum net tangible assets, public float, minimum bid price, number of shareholders and number of market makers. In the event of any change in any of the foregoing that did not enable us to continue to meet these standards, the Nasdaq Stock Market could take action to delist our stock from trading on the Nasdaq Stock Market.

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

DILUTION FROM RECENT FINANCING TRANSACTIONS; SHARES ELIGIBLE FOR FUTURE SALE. Investors in the financing transactions completed by the Company in 2001 and described above under "--Recent Financing Transactions," have rights to acquire approximately 16.6 million shares of the common stock of the Company at an effective price of $1.00 (or slightly above $1.00 for some of these shares). Commencing in June of 2002, the holders of the rights to acquire these shares also have certain registration rights permitting them to require the Company to register such shares with the SEC for resale in the public market. In addition, many of these shares will be eligible for resale in the public market, subject to the limitations of Rule 144 under the Securities Act of 1933 beginning in June of 2002. In addition, there are outstanding options, warrants and other rights to acquire approximately 6.6 million shares of the Common Stock at various prices ranging from $0.45 to $28.63, with a weighted average exercise price of $4.88. The vast majority of these shares are eligible for resale in the public market upon issuance pursuant to an effective registration statement or are entitled to registration rights requiring the Company to register such shares for resale in the public market. All such shares, if issued, will be eligible for resale in the public market either without restriction or subject to the limitations of Rule 144 under the Securities Act of 1933. The sale of substantial amounts of these shares in the public market could adversely affect the market price of the Company's common stock and could impair the Company's ability to raise capital in the future through the sale of its equity securities.

In addition to the potential impact on the market price of the Company's common stock from the sale of these shares in the public market, the existence of these rights to acquire shares are taken into account by the Company in determining earnings per share. Under the treasury stock method of calculating earnings per share, any rights to acquire shares at a price below the current market price are assumed to be exercised and the proceeds used to buy back shares at the current market price. As a result, the existence of these rights to acquire shares of the Company's common stock will adversely impact the Company's earnings per share.

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

ITEM 2.  PROPERTIES

We currently lease all of our existing retail store locations and expect that our policy of leasing, rather than owning, will continue as we expand. Our store leases generally provide for an initial lease term of 7 to10 years with a mutual termination option if we do not achieve certain minimum annual sales thresholds. Generally, the store leases require us to pay minimum rent plus percentage rent based on net sales in excess of certain thresholds, as well as certain operating expenses.

We lease approximately 122,000 square feet of space in Minneapolis for one of our manufacturing and distribution centers, our direct marketing call center, a customer service center and a research and development center, which lease expires in 2004. We have subleased 20,000 square feet of our Minneapolis manufacturing space to a subtenant through September 2002. We also lease approximately 105,000 square feet of space in Columbia, South Carolina, for another manufacturing and distribution center, which lease expires in 2003. We have also leased approximately 100,800 square feet in Salt Lake City for an additional manufacturing and distribution center, opened in May of 1999, which lease expires in 2009. We lease another 16,100 square feet of office space in the Minneapolis area, which we have vacated. We are seeking a sublessee for this space.

ITEM 3.  LEGAL PROCEEDINGS

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

The Company believes that the suit is without merit and intends to vigorously defend the claims. Discovery has been underway since mid-2001.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY


     Our executive officers, their ages and the offices held, as of March 30, 2002, are as follows:

        NAME            AGE                    TITLE
---------------------  ----  ---------------------------------------------------
William R. McLaughlin   45   President and Chief Executive Officer

Keith C. Spurgeon       47   Senior Vice President of Sales

Noel F. Schenker        48   Senior Vice President, Marketing and New
                             Business Development

Gregory T. Kliner       64   Senior Vice President of Operations

James C. Raabe          42   Senior Vice President and Chief Financial Officer

Mark A. Kimball         43   Senior Vice President, Human Resources and Legal,
                             General Counsel and Secretary

Michael J. Thyken       40   Senior Vice President and Chief Information Officer

Tracey T. Breazeale     35   Senior Vice President, Special Projects


     Information regarding the business experience of our executive officers is set forth below.

WILLIAM R. MCLAUGHLIN joined Select Comfort(R) in March 2000 as President and Chief Executive Officer. From December 1988 to March 2000, Mr. McLaughlin served as an executive of Pepsico Foods International in various capacities, including from September 1996 to March 2000 as President of Frito Lay Europe, Middle East and Africa, and from June 1993 to June 1996 as President of Grupo Gamesa, a cookie and flour company based in Mexico.

KEITH C. SPURGEON joined Select Comfort(R)as Senior Vice President, Sales in February, 2002. Mr. Spurgeon was Chairman of the Board and Chief Executive Officer of Zany Brainy, a retailer of educational toys and books for children, from 1996 to 2000. He served as Vice President-Asia/Australia at Toys R Us, Inc. from 1991 to 1996 after holding various management positions from 1986 to 1991. Mr. Spurgeon began his career at Jewel Food Stores.

NOEL F. SCHENKER joined Select Comfort(R) as Senior Vice President, Marketing and New Business Development in November, 2000. Ms. Schenker served as Senior Vice President of Marketing and Strategic Planning at Rollerblade, Inc., from 1992 to 1996, and as an independent consultant from 1996 to 2000. She was with The Pillsbury Company from 1981 to 1992, serving as Vice President of Marketing for the Green Giant business. Since 1996, she also has served on the Board of Directors and Executive Committee of the Fortis Financial Group's Mutual Funds.

GREGORY T. KLINER has served as Senior Vice President of Operations of Select Comfort(R) since August 1995. From October 1986 to August 1995, Mr. Kliner served as Director of Operations of the Irrigation Division for The Toro Company, a manufacturer of lawn care and snow removal products and irrigation systems.

JAMES C. RAABE has served as Chief Financial Officer of Select Comfort(R)since April 1999. From September 1997 to April 1999, Mr. Raabe served as Controller of Select Comfort(R). From

May 1992 to September 1997, Mr. Raabe served as Vice President - Finance of ValueRx, Inc., a pharmacy benefit management provider. Mr. Raabe held various positions with KPMG LLP from August 1982 to May 1992.

MARK A. KIMBALL joined Select Comfort(R) in May 1999 as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. In 2000, he was named Senior Vice President, Human Resources and Legal. For more than five years prior to joining Select Comfort(R), Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

MICHAEL J. THYKEN joined Select Comfort(R)in July 2000 as Vice President and Chief Information Officer. During 1999, Mr. Thyken was Group Director of Application Development at Jostens, a Minneapolis based manufacturer of scholastic recognition products. From 1994 to 1999, Mr. Thyken was Director of Technical Services for Target Stores. From 1984 to 1994, Mr. Thyken served in various positions with IBM Corporation.

TRACEY T. BREAZEALE was hired as Senior Vice President of Strategic Planning and Branding of Select Comfort(R) in July 1999. In February 2001, Ms. Breazeale's work schedule was reduced to 25% of full time, and her title was changed to Senior Vice President, Special Projects. Ms. Breazeale was with the Boston Consulting Group from October 1993 to July 1999, initially as a consultant and the last three years as a manager, where she specialized on strategic and marketing oriented projects for retail and consumer product companies.

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

               FOURTH   THIRD    SECOND   FIRST
               QUARTER  QUARTER  QUARTER  QUARTER
               -------  -------  -------  -------
FISCAL 2001
High            $2.08    $1.62    $1.65    $2.44
Low             $0.90    $0.84    $0.50    $1.25
               -------  -------  -------  -------

FISCAL 2000
High            $2.44    $3.50    $5.50    $6.50
Low             $0.96    $1.44    $2.38    $4.38
               -------  -------  -------  -------


NUMBER OF RECORD HOLDERS; DIVIDENDS
As of March 22, 2002, there were 175 record holders of our common stock. We did not declare or pay any cash dividends on the common stock during the fiscal years ended December 29, 2001 or December 30, 2000 and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The data presented below has been derived from the Company's consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included in this Annual Report on Form 10-K:


                                                                                 YEAR ENDED (1)
                                                                                 --------------
                                             DEC. 29,    DEC. 30,   JAN. 1,    JAN. 2,    JAN. 3,    DEC. 28,   DEC. 30,   DEC. 31,
                                               2001        2000       2000       1999       1998       1996       1995       1994
                                            ---------   ---------  ---------  ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
 Net sales                                  $261,687    $270,077   $273,767   $246,269   $184,430   $102,028    $68,629    $30,472
 Gross margin                                171,611     171,153    178,660    161,082    117,801     63,507     39,796     19,420
 Operating income (loss)(2)                  (10,602)    (25,970)   (14,793)    11,445      1,996     (3,764)    (4,589)    (3,297)
 Net income (loss) before extraordinary item (12,066)    (37,214)    (8,204)     6,636     (2,846)    (3,685)    (4,560)    (3,371)
 Net income (loss)                           (12,066)    (37,214)    (8,204)     5,195     (2,846)    (3,685)    (4,560)    (3,371)
 Net income (loss) per share - diluted (3):
   Net income (loss) per share before
     extraordinary item                        (0.66)      (2.09)     (0.45)      0.28      (1.59)     (2.61)     (3.16)     (2.65)
   Net income (loss) per share                 (0.66)      (2.09)     (0.45)      0.19      (1.59)     (2.61)     (3.16)     (2.65)
 Weighted average common shares - diluted     18,157      17,848     18,300     15,928      2,353      1,733      1,444      1,274
 Dividends paid per share                          -           -          -          -          -          -          -          -

SELECTED OPERATING DATA:
 Stores open at period-end (4)                   328         333        341        264        200        143         68         35
 Average square footage of stores open
   during period (5)                             941         913        893        895        866        768        703        642
 Sales per square foot (5)                       666         697        721        742        666        622        611        442
 Average store age (in months at period end)      52          41         31         27         22         15         15         12
 Comparable store sales (decrease)
   increase (6)                                (3.8)%        0.2%       4.7%      23.5%      27.3%      26.1%      59.8%      57.6%

CONSOLIDATED BALANCE SHEET DATA:
 Cash and cash equivalents                   $16,375      $1,498     $7,441    $45,561    $12,670     $2,422     $6,862     $3,770
 Marketable securities                             -       3,950     20,129          -          -          -          -          -
 Working capital                              (3,739)    (12,431)    14,470     42,249        757     (7,809)     2,734      2,614
 Total assets                                 67,436      64,672     95,865    106,234     57,241     29,794     23,838     14,243
 Long-term debt, less current maturities      17,109       2,322         36         29     19,511      1,162         40         77
 Mandatorily redeemable preferred stock            -           -          -          -     27,612     27,612     27,625     18,669
 Total common shareholders' equity (deficit)   6,772      16,600     52,872     70,691    (21,038)   (18,216)   (14,779)   (10,592)

 -------------------

(1)  Except for the year ended January 3, 1998, which included 53 weeks, all years presented included 52 weeks.
(2)  Includes charges for impairment of assets of $1.8 million, $1.9 million and $1.5 million for the year ended December 29, 2001,
     December 30, 2000 and January 1, 2000, respectively. See Note 5 to the Consolidated Financial Statements.
(3)  See Note 10 of Notes to Consolidated Financial Statements.
(4)  Includes Select Comfort(R) stores operated in leased departments within larger retail stores (22 at December 29, 2001, 25 at
     December 30, 2000,45 at January 1, 2000, 14 at January 2, 1999 and one at January 3, 1998).
(5)  For stores open during the entire period indicated.
(6)  Stores enter the comparable store calculation in their 13th full month of operation. The number of comparable stores used to calculate such data were 317, 314, 262, 199, 138, 65, 32 and 13 for fiscal 2001, 2000,1999, 1998, 1997, 1996, 1995 and 1994 respectively. Reflects adjustment for additional week of sales in 1997. Without adjusting for the additional week, comparable store sales would have been 17.9% in 1998 and 34.6% in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS INCLUDING THOSE SET FORTH ABOVE IN PART I,
ITEM 1 UNDER THE HEADING TITLED "CERTAIN RISK FACTORS."

OVERVIEW

Select Comfort(R) is the leading manufacturer and retailer of premium quality, innovativE adjustable-firmness air-beds and other sleep related products.

We generate revenue by selling our products through four complementary distribution channels. Three of these channels, retail, direct marketing and e-commerce, are company owned and sell directly to consumers, while our wholesale channel sells to leading furniture retailers and the QVC shopping channel. We record revenue at the time product is shipped to the customer, except when mattresses are delivered and set up by our home delivery employees, in which case revenue is recorded at the time the mattress is delivered and set up in the home. We reduce sales at the time revenue is recognized for estimated returns. This estimate is based on historical return rates, which are reasonably consistent from period to period. If actual returns vary from expected rates, revenue in future periods is adjusted, which could have a material adverse effect on future results of operations.

The proportion of our total net sales, by dollar volume, from each of these channels during the last three fiscal years is summarized as follows:

                              YEAR ENDED
                     ----------------------------
                     DEC. 29,  DEC. 30,  JAN. 1,
                       2001      2000      2000
                     --------  --------  --------
Stores                  78%       78%       72%
Direct Call Center      15%       18%       27%
E-commerce               3%        3%        1%
Wholesale                4%        -         -

Our Company-owned retail store locations during the last three fiscal years are summarized as follows:

                               YEAR ENDED
                      ----------------------------
                      DEC. 29,  DEC. 30,  JAN. 1,
                        2001      2000      2000
                      --------  --------  --------
Beginning of period      333       341       264
Opened                    11        19        79
Closed                   (16)      (27)       (2)
                      --------  --------  --------
End of period            328       333       341
                      ========  ========  ========

Company-owned stores include leased space within 22 Bed, Bath & Beyond stores as of December 29, 2001, 25 at December 30, 2000 and 45 at January 1, 2000. We anticipate that the number of stores open will not change significantly in 2002.

Comparable store sales (decreased) increased by (3.8)%, 0.2% and 4.7% in 2001, 2000 and 1999, respectively. Sales volumes and comparable store sales were negatively affected by the downturn in economic conditions during 2001 as reflected by consumer confidence measures and lower volumes of mall traffic, and by world events late in the year. Sales are subject to some seasonal influences, with lower sales levels in the second quarter and heavier concentrations of sales during the fourth quarter holiday season due to increased mall traffic.

Cost of sales consists of costs associated with purchasing materials and manufacturing our products. Cost of sales also includes estimated costs to service warranty claims of customers. This estimate is based on historical claim rates during the warranty period. Because this estimate covers an extended period of time, a revision of estimated claim rates could result in a significant adjustment of estimated future costs of fulfilling warranty commitments, which could have a material adverse effect on future results of operations. Our gross margins are dependent on a number of factors, and may fluctuate from quarter to quarter. These factors include the mix of products sold, the level to which we offer promotional discounts to purchase our products, the cost of materials and manufacturing and the mix of sales between wholesale and company owned distribution channels. Sales directly to consumers through company owned channels generally generate higher gross margins than sales through our wholesale channels because we capture both the manufacturer and retailer margins.

Sales and marketing costs include advertising and media production, other marketing and selling materials such as brochures, videos, customer mailings and in-store signage, sales compensation and store occupancy costs, and customer service and shipping and delivery costs to customers. Store opening costs are expensed as incurred and advertising costs are expensed at the time the advertising is run. We evaluate our long-lived assets, including store leaseholds and fixtures, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. Store assets are written off when we believe these costs will not be recovered through future operations.

Advertising spending during the last three fiscal years is summarized as follows (in 000's):

                               YEAR ENDED
                      ----------------------------
                      DEC. 29,  DEC. 30,  JAN. 1,
                        2001      2000      2000
                      --------  --------  --------
Advertising           $36,516   $36,111   $44,446

Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to our points of sale. We anticipate that full year advertising spend levels in 2002 will be slightly higher than in 2001.

General and administrative costs include all other costs not directly related to manufacturing, selling or marketing.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as percentages of net sales. Percentage amounts may not total due to rounding.


                                 PERCENTAGE OF NET SALES
                                        YEAR ENDED
                               DEC. 29,  DEC. 30,  JAN. 1,
                                 2001      2000      2000
                               --------  --------  --------

Net sales                       100.0%    100.0%    100.0%
Cost of sales                    34.4      36.6      34.7
                               --------  --------  --------
  Gross margin                   65.6      63.4      65.3
                               --------  --------  --------
Operating expense:
  Sales and marketing            59.4      61.4      59.4
  General and administrative      9.5      10.8      10.7
  Store closing/impairments       0.7       0.7       0.5
                               --------  --------  --------
    Total operating expenses     69.6      73.0      70.7
                               --------  --------  --------
Operating loss                   (4.0)     (9.6)     (5.4)
Other income (expense), net      (0.6)      0.1       0.6
                               --------  --------  --------
Loss before income taxes         (4.6)     (9.5)     (4.8)
Income tax expense (benefit)      0.0       4.3      (1.8)
                               --------  --------  --------
Net loss                         (4.6)%   (13.8)%    (3.0)%
                               ========  ========  ========

For 2001, our goal was to return to profitability, driven by the following strategic priorities:

-    Building consumer awareness,

-    Rightsizing our cost structure,

-    Expanding profitable distribution, and

-    Improving product quality, innovation and service levels.

During 2001 we implemented initiatives designed to bring our cost structure in line with our sales volumes, with the ultimate objective of making our core bed business profitable at sales volumes equal to those achieved in 2000.

These cost reduction measures included:

- Closing one of three manufacturing plants, one of two call centers and consolidating two administrative offices,

-    Closing over 40 under-performing stores,

- Reducing overall staffing, including approximately 20% of field sales support and approximately 12% of administrative staffing,

- Discontinuing our catalog sales channel and deferring the rollout of our sofa sleeper product,

- Restructuring our promotional programs and developing more efficient programs to utilize in-store signage and customer fulfillment materials, and

-    Developing a program to resell returned products to targeted markets.

The successful implementation of these measures is a key reason why we returned to profitability in the second half of 2001.

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in comparable store sales, the timing, amount and effectiveness of advertising expenditures, any changes in sales return rates or warranty experience, the timing of new store openings and related expenses, net sales contributed by new stores, competitive factors, any disruptions in supplies or third-party delivery services and general economic conditions and consumer confidence. Furthermore, a substantial portion of net sales is often realized in the last month of a quarter with such net sales frequently concentrated in the last weeks or days of a quarter, due in part to our promotional schedule. As a result, we may be unable to adjust spending in a timely manner and our business, financial condition and operating results may be materially adversely affected. Our historical results of operations may not be indicative of the results that may be achieved for any future fiscal period.

COMPARISON OF FISCAL 2001 AND FISCAL 2000

NET SALES
Net sales in 2001 decreased 3.1% to $261.7 million from $270.1 million in 2000 due primarily to a decrease in mattress unit sales. The average selling price per mattress set declined slightly as a result of lower selling prices for products sold to QVC and wholesale customers, slightly offset by higher average selling prices in our core product line. The components of the decrease in net sales dollars were (i) an $8.5 million decrease in sales from Company-owned retail stores, including a decrease in comparable store sales of $7.7 million,
(ii) an $8.6 million decrease in direct marketing sales, offset by (iii) a $9.1 million increase in net sales from the Company's wholesale channel and (iv) $0.1 million increase from the Company's e-commerce channel.

GROSS MARGIN
Gross margin in 2001 increased to 65.6% from 63.4% in 2000 primarily due to lower cost promotional offerings and reductions in manufacturing costs resulting from reduced warranty costs and savings in processing returned product.

SALES AND MARKETING
Sales and marketing expenses in 2001 decreased 6.2% to $155.6 million from $166.0 million in 2000, and decreased as a percentage of net sales to 59.4% in 2001 from 61.4% in 2000. The $9.4 million decrease was primarily due to lower sales, reductions in media expenditures and promotional and fulfillment materials, and reduced sales support staffing, partially offset by increases in media production expense. The reduction in sales and marketing expenses as a percentage of net sales was primarily due to reduced promotion and fulfillment expenses and reduced sales support staffing, partially offset by increased media production expenses.

GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased 15.1% to $24.8 million in 2001 from $29.2 million in 2000. The $4.4 million decrease was primarily due to staffing reductions, reduced occupancy expense resulting from the consolidation of our two corporate offices, and severance costs associated with a reduction in force in 2000.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expense in 2001 was $1.8 million compared to $2.0 million in 2000. In 2001, the expense included $1.0 million related to store closures and $0.8 million related primarily to the write-off of unusable fixtures for merchandising of our sleeper sofa products and for unusable leased space. In 2000, this expense included $1.4 million related to the relocation of our headquarter offices and web development costs and $0.6 million related to store closures.

OTHER INCOME (EXPENSE), NET
Other income (expense) changed $1.8 million to approximately $1.5 million of other expense in 2001 from $0.3 million in other income in 2000. The change is primarily due to $1.4 million of interest expense from long-term debt and lower interest income due to lower cash levels in 2001.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense decreased $11.6 million to $0 in 2001 from $11.6 million in 2000. Income tax expense decreased as a result of not recognizing an income tax benefit from operating losses in 2001 and from the write off of net deferred tax assets in 2000.

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

SALES AND MARKETING
Sales and marketing expenses in 2000 increased 2.0% to $166.0 million from $162.7 million in 1999, and increased as a percentage of net sales to 61.4% in 2000 from 59.4% in 1999. The $3.3 million increase was primarily due to (i) higher occupancy expense related primarily to rent and depreciation expense,
(ii) higher wages and compensation expense and (iii) higher freight costs. Sales and marketing expenses increased as a percentage of net sales primarily due to
(i) lower direct marketing sales and (ii) selling expenses in new stores increasing at a greater rate than net sales and the expenses associated with the rollout of our sofa sleeper product, partially offset by (iii) a decrease in media spending.

GENERAL AND ADMINISTRATIVE
General and administrative expenses in 2000 were $29.2 million, equal to the 1999 expense level. Slight increases in wages and benefits expense were offset by reductions in the use of outside services and consultants.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expense in 2000 was $2.0 million, up from $1.5 million in 1999. In 2000, this expense included $1.4 million related to the relocation of our headquarter offices and web development costs and $0.6 million related to store closures. The expense of $1.5 million in 1999 relates almost exclusively to store closures.

OTHER INCOME (EXPENSE), NET
Other income decreased $1.4 million to approximately $0.3 million of other income in

2000 from $1.7 million in other income in 1999. The decrease is due to lower cash levels affecting interest income in 2000. In addition, the recognition of an equity loss in SleepTec following our acquisition of this business reduced other income by $0.6 million.

INCOME TAX EXPENSE (BENEFIT)
Income tax expense increased to $11.6 million for 2000 from a benefit of $4.8 million for 1999. Income tax expense increased as a result of the establishment of an additional $21.1 million deferred tax asset valuation allowance in the fourth quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of liquidity has been the sale of securities. Our most recent source of capital has been from the issuance of our $11.0 million convertible notes (the "Notes") in June 2001 and $5.0 million senior secured term debt financing (the "Debt") completed in September 2001. In addition to these financings, we generated cash from operations during 2001, and in particular during the third and fourth quarters of 2001. As all of our assets are pledged as collateral for the Debt and the Notes, the Company presently has little or no ability to obtain additional debt financing. We expect current cash balances on hand and cash generated from operations to be sufficient to meet our liquidity needs for the foreseeable future.

Net cash provided by (used in) operating activities in 2001, 2000 and 1999 was $0.4 million, ($10.3) million and $7.7 million. Net cash provided by operating activities in 2001 consisted primarily of a decrease in inventories and prepaid expenses, partially offset by the net loss adjusted for non-cash expenses and a decrease in accounts payable and accrued sales returns. Inventory levels were reduced in 2001 as a result of two primary activities: 1) the closure of one of our manufacturing plants and 2) a focus on reducing supplier lead-times resulting in lower in-stock raw material levels required at our manufacturing plants. Prepaid expenses were reduced in 2001 as a result of lower prepaid advertising levels, consistent with the timing and form of media placements at the end of 2001 vs. those in place at the end of 2000. The decrease in accounts payable in 2001 was due primarily to a decrease in the number of stores open at the end of 2001 and due to extended payment terms being in place with some of our key suppliers at the end of fiscal 2000. The terms with those key suppliers had normalized at the end of 2001. The balance in our accrued sales returns in 2001 has decreased as a result of the change in our sales return policy from 90-days at the end of 2000 to 30-days at the end of 2001. The shorter return period results in a smaller balance of sales that had not yet been returned at the end of 2001.

Net cash used in 2000 operating activities consisted primarily of the net loss adjusted for non-cash expenses and an increase in accounts receivable, partially offset by a decrease in income taxes receivable and an increase in accounts payable. The increase in accounts receivable at the end of 2000 was primarily due to the timing of credit card settlements. Income taxes receivable decreased as a result of the write-off of our current and deferred tax assets at the end of 2000. Payables increased at the end of 2000 due to additional retail stores being open as of year-end and extended payment terms with supplier, as discussed earlier.

Net cash provided by 1999 operating activities consisted primarily of net loss adjusted for non-cash expenses, decreases in accounts receivable and increases in accounts payable and accrued liabilities, partially offset by increases in inventories and income taxes receivable. The decrease in accounts receivable at the end of 1999 was a result of a change to our consumer credit financing program. At the end of 1998, certain cash balances were retained by the credit provider, whereas at the end of 1999, after a new credit financing agreement was in place, these retention amounts were no longer required and resulted in a decrease to accounts receivable. Increases in accounts payable, accrued liabilities and inventory balances was due primarily to an increase in the number of retail stores open at the end of 1999 vs. 1998. Increases in income taxes receivable was due primarily to a federal tax refund and the utilization of NOL carrybacks.

Net cash provided by (used in) investing activities for 2001, 2000 and 1999 was ($0.9) million, $3.7 million and ($35.8). Investing activities consisted of purchases of property and equipment for new retail stores in all periods, and for 1999 also included the opening of our Utah production facility. In 2001 and 2000 we liquidated $4.0 million and $16.2 million, respectively, of marketable securities to support our continuing operations, while in 1999 we purchased $20.1 million of marketable securities for the investment of excess cash on hand.

Net cash provided by (used in) financing activities for 2001, 2000 and 1999 was $15.4 million, $0.6 million and ($10.0) million, respectively. Net cash provided by financing activities in 2001 resulted from the issuance of common stock and from the financing of $11.0 million of convertible debt and $5.0 million of senior secured term debt. Fees and expenses of $1.0 million were netted against the proceeds from debt issuances. Net cash provided by financing activities in 2000 resulted from cash received from the issuance of common stock. Net cash used in financing activities for 1999 was due to repurchases of common stock and debt repayments, partially offset by cash received from issuance of common stock. During 1999, the Company repurchased 1,220,000 shares of common stock for approximately $12.7 million.

Our liquidity is impacted by minimum cash payment commitments resulting from long-term debt outstanding and operating leases. The table below outlines those minimum cash commitments, during the periods indicated (in thousands):

                                PAYMENTS DUE BY PERIOD
                   ------------------------------------------------
                               LESS                         GREATER
                              THAN 1     1 - 2     3 - 4    THAN 4
                    TOTAL      YEAR      YEARS     YEARS     YEARS
                   --------  --------  --------  --------  --------
Long-term debt     $ 20,033        28        49     4,598    15,358
Operating leases     15,103    14,523    25,518    27,461    82,605
                   --------  --------  --------  --------  --------
  Total            $102,638    15,131    14,572    30,116    42,819
                   ========  ========  ========  ========  ========

At December 29, 2001, we had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $41.2 million expiring between the years 2003 and 2021. We have not recorded any value in our Consolidated Balance Sheet for the potential future benefit of NOL's.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments and long-term debt. The counterparties to our investment agreements consist of government agencies and various major corporations of high credit standing. We do not believe there is significant risk of non-performance by these counterparties because we limit the amount of credit exposure to any one financial institution and any one type of investment. Our Notes and Debt bear interest rates that are fixed and not subject to market interest rate fluctuations. Our Notes and Debt are not subject to any early call provisions. We are subject to financial covenants on our Debt that require us to maintain minimum cash flow from operations. We were in compliance with those covenants at year-end 2001 and anticipate that we will meet covenant requirements for the foreseeable future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are listed under item 14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                              --------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
The information under the captions "Election of Directors -- Information About Nominees and Directors" and "Election of Directors -- Other Information About Nominees and Directors" in our 2002 Proxy Statement is incorporated herein by reference. The information concerning executive officers of Select Comfort(R) is included in this Report under Item 4a, "ExecutivE Officers of the Company."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Transactions" in our 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV
                              --------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  Page Number in
                                                                    this Report
                                                                  --------------

          Independent Auditors' Report.......................................F-1

          Consolidated Balance Sheets as of December 29, 2001 and
          December 30, 2000..................................................F-2

          Consolidated Statements of Operations for the years ended
          December 29, 2001, December 30, 2000 and January 1, 2000...........F-3

          Consolidated Statements of Shareholders' Equity for the years ended December 29, 2001, December 30, 2000 and January 1, 2000.....F-4

          Consolidated Statements of Cash Flows for the years ended
          December 29, 2001, December 30, 2000 and January 1, 2000...........F-5

          Notes to Consolidated Financial Statements.................F-6 to F-15

          Management's Report...............................................F-16

      2. INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          The following Report and financial statement schedule are included in this Part IV and are found in this Report at the pages indicated.

          Independent Auditors' Report on Schedule...........................S-1

          Schedule II - Valuation and Qualified Accounts.....................S-1

          All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

      3. EXHIBITS
          The exhibits to this Report are listed in the Exhibit Index below.

          Select Comfort(R)will furnish a copy of any of the exhibits referred to above at a reasonable cost to any shareholder upon receipt of a written request therefor. Requests should be sent to: Select Comfort Corporation, 6105 Trenton Lane North, Minneapolis, Minnesota 55442; Attn: Shareholder Information.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

     1. Form of Incentive Stock Option Agreement under the 1997 Stock Incentive Plan

     2. Form of Performance Based Stock Option Agreement under the 1997 Stock Incentive Plan

     3.   Employment Letter dated July 11, 1995 between the Company and Gregory
          T. Kliner

     4.   Select Comfort Profit Sharing and 401(K) Plan

     5.   Select Comfort Corporation 1999 Employee Stock Purchase Plan

     6. Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated

     7. Select Comfort Corporation 1997 Stock Incentive Plan, as amended and restated

     8.   Employment Letter dated July 21, 1999 between the Company and Tracey
          T. Breazeale

     9. Employment Letter dated April 22, 1999 between the Company and Mark A. Kimball

     10.  Executive and Key Employee Incentive Plan

     11.  Employment Letter dated March 3, 2000 between the Company and William
          R. McLaughlin

     12.  Employment Letter dated July 11, 2000 between the Company and Michael
          J. Thyken

     13.  Employment Letter dated October 27, 2000 between the Company and Noel
          F. Schenker

(b)   REPORTS ON FORM 8-K

     During the quarter ended December 29, 2001, the Company filed three Current Reports on Form 8-K. The Reports consisted of the following:

     - Current Report filed October 9, 2001, announcing securing of additional financing.

     - Current Report filed October 16, 2001, announcing unaudited results for the third quarter ended September 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SELECT COMFORT CORPORATION


Dated:  March 28, 2002         By:  /s/ William R. McLaughlin
                                  ----------------------------------------------
                                    William R. McLaughlin
                                    President and Chief Executive Officer
                                    (principal executive officer)


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



NAME                             TITLE                           DATE
----                             -----                           ----

/s/ Patrick A. Hopf              Chairman of the Board           March 28, 2002
-----------------------------
Patrick A. Hopf


/s/ William R. McLaughlin        President and Chief Executive   March 28, 2002
-----------------------------    Officer, Director
William R. McLaughlin


/s/ Ervin R. Shames              Director                        March 28, 2002
-----------------------------
Ervin R. Shames


/s/ Thomas J. Albani             Director                        March 28, 2002
-----------------------------
Thomas J. Albani


/s/ Christopher P. Kirchen       Director                        March 28, 2002
-----------------------------
Christopher P. Kirchen

/s/ David T. Kollat              Director                        March 28, 2002
-----------------------------
David T. Kollat


/s/ Jean-Michel Valette          Director                        March 28, 2002
-----------------------------
Jean-Michel Valette

                           SELECT COMFORT CORPORATION
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 30, 2000

  EXHIBIT
    NO.    DESCRIPTION                                                 METHOD OF FILING
  -------  -----------                                                 ----------------
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

   4.3    Convertible Subordinated Debenture dated as of         Filed electronically herewith
          November 10, 2000, between Select Comfort and St.
          Paul Venture Capital V, LLC.........................

   4.4    Form of Note issued under the Note Purchase            Incorporated by reference to
          Agreement...........................................   Exhibit 10.2 contained in
                                                                 Select Comfort's Quarterly Report
                                                                 on Form 10-Q for the quarter
                                                                 ended June 30, 2001 (File No.
                                                                 0-25121)

   4.5    Form of Warrant issued under the Note Purchase         Incorporated by reference to
          Agreement...........................................   Exhibit 10.3 contained in
                                                                 Select Comfort's Quarterly Report
                                                                 on Form 10-Q for the quarter
                                                                 ended June 30, 2001 (File No.
                                                                 0-25121)




   4.6    Registration Rights Agreement dated June 6, 2001 by    Incorporated by reference to
          and among Select Comfort Corporation and the           Exhibit 10.7 contained in
          securityholders named therein.......................   Select Comfort's Quarterly
                                                                 Report on Form 10-Q for the
                                                                 quarter ended June 30, 2001
                                                                 (File No. 0-25121)

   4.7    Common Stock Purchase Warrant issued to Medallion      Incorporated by reference to
          Capital, Inc. under the Loan Agreement of September    Exhibit 10.3 contained in
          28, 2001............................................   Select Comfort's Quarterly
                                                                 Report on Form 10-Q for the
                                                                 quarter ended September 29,
                                                                 2001 (File No. 0-25121)

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

  10.12   Lease Agreement dated September 30, 1998 between       Incorporated by reference to
          the Company and ProLogis Development Services          Exhibit 10.28 contained in
          Incorporated........................................   Select Comfort's Registration
                                                                 Statement on Form S-1, as
                                                                 amended (File No. 333-62793)

  10.13   Revolving Credit Program Agreement by and between      Incorporated by reference to
          Green Tree Financial Corporation and Select Comfort    Exhibit 10.3 contained in
          Corporation (1).....................................   Select Comfort's Quarterly
                                                                 Report on Form 10-Q for the
                                                                 quarter ended July 3, 1999
                                                                 (File No. 0-25121)

  10.14   Letter of Agreement by and between Bed, Bath &         Incorporated by reference to
          Beyond Inc. and Select Comfort Retail Corporation (1)  Exhibit 10.4 contained in
                                                                 Select Comfort's Quarterly Report
                                                                 on Form 10-Q for the quarter
                                                                 ended July 3, 1999 (File No.
                                                                 0-25121)

  10.15   Select Comfort Profit Sharing and 401(K) Plan.......   Incorporated by reference to
                                                                 Exhibit 10.5 contained in
                                                                 Select Comfort's Quarterly
                                                                 Report on Form 10-Q for the
                                                                 quarter ended July 3, 1999
                                                                 (File No. 0-25121)

  10.16   Select Comfort Corporation 1999 Employee Stock         Incorporated by reference to
          Purchase Plan, as amended...........................   Exhibit 10.17 contained in
                                                                 Select Comfort's Annual Report on
                                                                 Form 10-K for the fiscal year
                                                                 ended December 30, 2000 (File
                                                                 No. 0-25121)




  10.17   Select Comfort Corporation 1990 Omnibus Stock Option   Incorporated by reference to
          Plan, as amended and restated.......................   Exhibit 10.1 contained in
                                                                 Select Comfort's Quarterly Report
                                                                 on Form 10-Q for the quarter
                                                                 ended October 2, 1999 (File No.
                                                                 0-25121)

  10.18   Select Comfort Corporation 1997 Stock Inventive        Incorporated by reference to
          Plan, as amended and restated through May 1, 2001...   Exhibit 10.8 contained in
                                                                 Select Comfort's Quarterly Report
                                                                 on Form 10-Q for the quarter
                                                                 ended June 30, 2001 (File No.
                                                                 0-25121)

  10.19   Employment Letter Agreement dated July 21, 1999        Incorporated by reference to
          between the Company and Tracey T. Breazeale.........   Exhibit 10.24 contained in
                                                                 Select Comfort's Annual Report on
                                                                 Form 10-K for the fiscal year
                                                                 ended January 1, 2000 (File No.
                                                                 0-25121)

  10.20   Employment Letter Agreement dated April 22, 1999       Incorporated by reference to
          between the Company and Mark A. Kimball.............   Exhibit 10.25 contained in
                                                                 Select Comfort's Annual Report on
                                                                 Form 10-K for the fiscal year
                                                                 ended January 1, 2000 (File No.
                                                                 0-25121)

  10.21   Executive and Key Employee Incentive Plan...........   Incorporated by reference to
                                                                 Exhibit 10.22 contained in
                                                                 Select Comfort's Annual Report
                                                                 on Form 10-K for the fiscal
                                                                 year ended December 30, 2000
                                                                 (File No. 0-25121)

  10.22   Employment Letter dated March 3, 2000 between the      Incorporated by reference to
          Company and William R. McLaughlin...................   Exhibit 10.1 contained in
                                                                 Select Comfort's Quarterly Report
                                                                 on Form 10-Q for the quarter
                                                                 ended April 1, 2000 (File No.
                                                                 0-25121)

  10.23   Employment Letter dated July 11, 2000 between the      Incorporated by reference to
          Company and Michael J. Thyken.......................   Exhibit 10.24 contained in
                                                                 Select Comfort's Annual Report on
                                                                 Form 10-K for the fiscal year
                                                                 ended December 30, 2000 (File
                                                                 No. 0-25121)

  10.24   Employment Letter dated October 27, 2000 between the   Incorporated by reference to
          Company and Noel F. Schenker........................   Exhibit 10.25 contained in
                                                                 Select Comfort's Annual Report on
                                                                 Form 10-K for the fiscal year
                                                                 ended December 30, 2000 (File
                                                                 No. 0-25121)




  10.25   Asset Purchase Agreement dated as of November 10,      Incorporated by reference to
          2000, among SleepTec, Inc., St. Paul Venture Capital   Exhibit 2.1 contained in Select
          IV, LLC, St. Paul Venture Capital V, LLC, St. Paul     Comfort's Current Report on
          Venture Capital VI, LLC and Select Comfort             Form 8-K filed November 22, 2000
          Corporation.........................................   (File No. 0-25121)

  10.26   Letter Agreement dated as of July 1, 2000 between      Incorporated by reference to
          Messner Vetere Berger McNamee Schmetterer/Euro RSCG    Exhibit 10.27 contained in
          Inc. and Select Comfort Retail Corporation..........   Select Comfort's Annual Report
                                                                 on Form 10-K for the fiscal year
                                                                 ended December 30, 2000 (File
                                                                 No. 0-25121)

  10.27   Amendment to Revolving Credit Program Agreement with   Incorporated by reference to
          Conseco Bank, Inc. dated February 20, 2001..........   Exhibit 10.1 contained in
                                                                 Select Comfort's Quarterly Report
                                                                 on Form 10-Q for the quarter
                                                                 ended March 31, 2001 (File No.
                                                                 0-25121)

  10.28   Second Amendment to Revolving Credit Program with      Incorporated by reference to
          Conseco Bank, Inc. dated April 13, 2001.............   Exhibit 10.2 contained in
                                                                 Select Comfort's Quarterly Report
                                                                 on Form 10-Q for the quarter
                                                                 ended March 31, 2001 (File No.
                                                                 0-25121)

  10.29   Note Purchase Agreement dated as of June 1, 2001 by    Incorporated by reference to
          and among Select Comfort Corporation and the           Exhibit 10.1 contained in
          Purchasers named therein............................   Select Comfort's Quarterly
                                                                 Report on Form 10-Q for the
                                                                 quarter ended June 30, 2001
                                                                 (File No. 0-25121)

  10.30   Security Agreement dated June 6, 2001 executed by      Incorporated by reference to
          Select Comfort Corporation in favor of St. Paul        Exhibit 10.4 contained in
          Venture Capital VI, LLC.............................   Select Comfort's Quarterly
                                                                 Report on Form 10-Q for the
                                                                 quarter ended June 30, 2001
                                                                 (File No. 0-25121)

  10.31   Pledge Agreement dated June 6, 2001 executed by        Incorporated by reference to
          Select Comfort Corporation in favor of St. Paul        Exhibit 10.5 contained in
          Venture Capital VI, LLC.............................   Select Comfort's Quarterly
                                                                 Report on Form 10-Q for the
                                                                 quarter ended June 30, 2001
                                                                 (File No. 0-25121)

  10.32   Patent and Trademark Security Agreement dated June     Incorporated by reference to
          6, 2001 executed by Select Comfort Corporation in      Exhibit 10.6 contained in
          favor of St. Paul Venture Capital VI, LLC...........   Select Comfort's Quarterly
                                                                 Report on Form 10-Q for the
                                                                 quarter ended June 30, 2001
                                                                 (File No. 0-25121)




  10.33   Loan Agreement dated September 28, 2001 by and among   Incorporated by reference to
          Select Comfort Corporation, Select Comfort Retail      Exhibit 10.1 contained in
          Corporation, Select Comfort Direct Corporation,        Select Comfort's Quarterly
          Select Comfort SC Corporation, Direct Call Centers,    Report on Form 10-Q for the
          Inc., selectcomfort.com corporation and Medallion      quarter ended September 29,
          Capital, Inc........................................   2001 (File No. 0-25121)

  10.34   Promissory Note issued to Medallion Capital, Inc.      Incorporated by reference to
          under the Loan Agreement of September 28, 2001......   Exhibit 10.2 contained in
                                                                 Select Comfort's Quarterly Report
                                                                 on Form 10-Q for the quarter
                                                                 ended September 29, 2001 (File
                                                                 No. 0-25121)

  10.35   Security Agreement dated September 28, 2001 by and     Incorporated by reference to
          among Select Comfort Corporation, Select Comfort       Exhibit 10.4 contained in
          Retail Corporation, Select Comfort Direct              Select Comfort's Quarterly
          Corporation, Select Comfort SC Corporation, Direct     Report on Form 10-Q for the
          Call Centers, Inc., selectcomfort.com corporation      quarter ended September 29,
          and Medallion                                          2001 (File No. 0-25121)
          Capital, Inc........................................

  10.36   Patent and Trademark Security Agreement dated          Incorporated by reference to
          September 28, 2001 by and among Select Comfort         Exhibit 10.5 contained in
          Corporation, Select Comfort Retail Corporation,        Select Comfort's Quarterly
          Select Comfort Direct Corporation, Select Comfort SC   Report on Form 10-Q for the
          Corporation, Direct Call Centers, Inc.,                quarter ended September 29,
          selectcomfort.com corporation and Medallion Capital,   2001 (File No. 0-25121)
          Inc.................................................

  10.37   Subordination Agreement dated September 28, 2001 by    Incorporated by reference to
          and among Select Comfort Corporation, each of its      Exhibit 10.6 contained in
          subsidiary corporations, Medallion Capital, Inc. and   Select Comfort's Quarterly
          the Subordinated Lenders named therein..............   Report on Form 10-Q for the
                                                                 quarter ended September 29,
                                                                 2001 (File No. 0-25121)

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

-----------------

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

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Select Comfort Corporation:

     We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries (the Company) as of December 29, 2001 and December 30, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Select Comfort Corporation and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.





                                                          /s/ KPMG LLP
Minneapolis, Minnesota
January 31, 2002

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 29, 2001 AND DECEMBER 30, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                         2001         2000
                                                                      ----------   ----------
                                ASSETS
Current assets:
    Cash and cash equivalents                                          $16,375      $ 1,498
    Marketable securities (note 3)                                           -        3,950
    Accounts receivable, net of allowance for doubtful
     accounts of $311 and $264, respectively                             2,623        2,693
    Inventories (note 4)                                                 8,086       11,083
    Prepaid expenses                                                     3,588        4,741
                                                                      ----------   ----------
        Total current assets                                            30,672       23,965
                                                                      ----------   ----------

 Property and equipment, net (note 5)                                   30,882       37,063
 Other assets                                                            5,882        3,644
                                                                      ----------   ----------
        Total assets                                                   $67,436      $64,672
                                                                      ==========   ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt (note 7)                      $    28      $    38
    Accounts payable                                                    15,216       17,271
    Accruals:
     Sales returns                                                       3,624        5,284
     Compensation and benefits                                           7,179        6,025
     Taxes and withholding                                               3,032        3,175
     Other                                                               5,332        4,603
                                                                      ----------   ----------
        Total current liabilities                                       34,411       36,396

 Long-term debt, less current maturities (note 7)                       17,109        2,322
 Warranty costs                                                          5,030        5,745
 Other liabilities                                                       4,114        3,609
                                                                      ----------   ----------
        Total liabilities                                               60,664       48,072
                                                                      ----------   ----------

 Shareholders' equity (notes 1, 2, 7, 8, 10, and 11):
    Undesignated preferred stock; 5,000,000 shares authorized,
      no shares issued and outstanding                                       -            -
    Common stock, $.01 par value; 95,000,000 shares
      authorized, 18,302,307 and 17,962,689 shares issued
      and outstanding, respectively                                        183          180
    Additional paid-in capital                                          81,687       79,452
    Accumulated deficit                                                (75,098)     (63,032)
                                                                      ----------   ----------
      Total shareholders' equity                                         6,772       16,600
                                                                      ----------   ----------
 Commitments and contingencies (notes 1, 6 and 12):
        Total liabilities and shareholders' equity                     $67,436      $64,672
                                                                      ==========   ==========


          See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
      YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           2001          2000          1999
                                                           ----          ----          ----
Net sales                                                 $261,687      $270,077      $273,767
Cost of sales                                               90,076        98,924        95,107
                                                        ------------  ------------  ------------
   Gross margin                                            171,611       171,153       178,660
                                                        ------------  ------------  ------------
Operating expenses:
   Sales and marketing                                     155,551       165,960       162,742
   General and administrative                               24,836        29,211        29,213
   Store closings and asset impairments (note 5)             1,826         1,952         1,498
                                                        ------------  ------------  ------------
       Total operating expenses                            182,213       197,123       193,453
                                                        ------------  ------------  ------------
Operating loss                                             (10,602)      (25,970)      (14,793)
                                                        ------------  ------------  ------------
Other income (expense):
   Interest income                                             237         1,082         1,956
   Interest expense (notes 7 and 8)                         (1,362)          (26)          (69)
   Equity in loss of affiliate (note 2)                          -          (642)            -
   Other, net                                                 (339)          (66)         (116)
                                                        ------------  ------------  ------------
       Other income (expense), net                          (1,464)          348         1,771
                                                        ------------  ------------  ------------
Loss before income taxes                                   (12,066)      (25,622)      (13,022)
Income tax expense (benefit) (note 9)                            -        11,592        (4,818)
                                                        ------------  ------------  ------------
Net loss                                                  $(12,066)     $(37,214)     $ (8,204)
                                                        ============  ============  ============

Net loss per share - basic and diluted (note 10)          $  (0.66)     $  (2.09)     $  (0.45)
                                                        ============  ============  ============
Weighted average shares outstanding - basic and
  diluted (note 10)                                         18,157        17,848        18,300
                                                        ============  ============  ============


          See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             ADDITIONAL
                                                                              PAID-IN     ACCUMULATED
                                                     SHARES       AMOUNT      CAPITAL       DEFICIT       TOTAL
                                                     ------       ------      -------       -------       -----
Balance at January 2, 1999                         18,435,687        $184      $87,619     $(17,112)     $70,691
  Exercise of common stock options (note 8)           448,705           5        2,255            -        2,260
  Issuance and exercise of common stock warrants       31,150           -        1,215            -        1,215
  Repurchase of common stock                       (1,220,000)        (12)     (12,680)           -      (12,692)
  Employee stock purchases (note 11)                   17,705           -          104            -          104
  Net loss                                                  -           -            -       (8,204)      (8,204)
  Acquisition of SleepTec, Inc. (note 2)                    -           -            -         (502)        (502)
                                                  ------------  -----------  -----------  -----------  -----------
Balance at January 1, 2000                         17,713,247         177       78,513      (25,818)      52,872
                                                  ------------  -----------  -----------  -----------  -----------
  Exercise of common stock options (note 8)            44,515           1          136            -          137
  Issuance of common stock warrants (note 8)                -           -          278            -          278
  Employee stock purchases (note 11)                  204,927           2          525            -          527
  Net loss                                                  -           -            -      (37,214)     (37,214)
                                                  ------------  -----------  -----------  -----------  -----------
Balance at December 30, 2000                       17,962,689         180       79,452      (63,032)      16,600
                                                  ------------  -----------  -----------  -----------  -----------
  Exercise of common stock options (note 8)               694           -            1            -            1
  Issuance of common stock warrants (note 8)                -           -        1,868            -        1,868
  Employee stock purchases (note 11)                  338,924           3          366            -          369
  Net loss                                                  -           -            -      (12,066)     (12,066)
                                                  ------------  -----------  -----------  -----------  -----------
Balance at December 29, 2001                       18,302,307        $183      $81,687     $(75,098)     $ 6,772
                                                  ============  ===========  ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000
                                 (IN THOUSANDS)


                                                                 2001        2000         1999
                                                              ----------  ----------  ----------
Cash flows from operating activities:
  Net loss                                                     $(12,066)   $(37,214)    $(8,204)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                10,082       8,409       6,695
    Loss on disposal of assets and impaired assets                1,687       2,167       1,297
    Deferred tax assets                                               -      10,887      (4,998)
    Change in operating assets and liabilities net
      of effects of acquisition:
      Accounts receivable, net                                       70      (1,637)      9,568
      Inventories                                                 2,926         640      (1,315)
      Prepaid expenses                                            2,023          80        (773)
      Other assets                                               (2,244)        535         147
      Income taxes                                                    -       2,579      (3,227)
      Accounts payable                                           (2,055)      1,360       3,832
      Accrued sales returns                                      (1,660)       (596)       (141)
      Accrued compensation and benefits                           1,154        (182)      1,770
      Accrued taxes and withholding                                (143)      1,139         297
      Other accrued liabilities                                   1,029        (593)        491
      Accrued warranty costs                                       (894)      1,340       1,355
      Other liabilities                                             505         800         863
                                                              ----------  ----------  ----------
        Net cash provided by (used in) operating activities         414     (10,286)      7,657
                                                              ----------  ----------  ----------
Cash flows from investing activities:
  Purchases of property and equipment                            (4,859)    (12,084)    (13,663)
  Sales of (investments in) marketable securities                 3,950      16,179     (20,129)
  Investment in affiliate                                             -        (400)     (2,000)
                                                              ----------  ----------  ----------
        Net cash (used in) provided by investing activities        (909)      3,695     (35,792)
                                                              ----------  ----------  ----------
Cash flows from financing activities:
  Principal payments on debt                                        (38)        (16)       (872)
  Repurchase of common stock                                          -           -     (12,692)
  Proceeds from issuance of common stock                            370         664       3,579
  Net proceeds from long-term obligations                        15,040           -           -
                                                              ----------  ----------  ----------
        Net cash provided by (used in) financing activities      15,372         648      (9,985)
                                                              ----------  ----------  ----------
Increase (decrease) in cash and cash equivalents                 14,877      (5,943)    (38,120)

Cash and cash equivalents, at beginning of year                   1,498       7,441      45,561
                                                              ----------  ----------  ----------
Cash and cash equivalents, at end of year                      $ 16,375    $  1,498     $ 7,441
                                                              ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (note 2)
  Cash paid during the year for:
    Interest                                                     $  182        $  7      $   69
    Income taxes                                                    188         175       2,292
  Net tax benefit from exercise of stock options                      -          11       1,115
  Non-cash impact of:
    Financing discount - warrant value                            1,695           -           -
    Other warrant and option issuance                               173         278           -
    Asset dispositions                                              263           -           -


          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Select Comfort Corporation and its wholly-owned subsidiaries (the Company) develop, manufacture, and market premium quality, innovative adjustable-firmness beds and other sleep-related products. The Company's fiscal year ends on the Saturday closest to December 31.

     Fiscal years 2001, 2000 and 1999 had 52 weeks. Certain prior-year amounts have been reclassified to conform to the current-year presentation. In particular, accrued warranty costs have been divided between current liabilities and long-term liabilities, consistent with the expected timing of when warranty claims will be satisfied.

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

REVENUE RECOGNITION

     Revenue is recognized at the time of shipment to customers for products shipped with outside, third party carriers. Revenue is recognized at the time of delivery for products delivered through our company-owned home delivery system. In both cases, revenue is recognized net of estimated returns. The Company records shipping and handling costs as a component of sales and marketing expense.

STOCK COMPENSATION

     The Company records compensation expense for option grants under its stock option plan if the current market value of the underlying stock at the grant date exceeds the stock option exercise price. Pro forma disclosure of the impact on the net loss of applying an alternative method of recognizing stock compensation expense over the vesting period based on the fair value of all stock-based awards on the date of grant is presented in Note 8. The Company has issued options to non-employees and recognized compensation expense based on the fair market value method.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

     Costs incurred in connection with research and development are charged to expense as incurred. Research and development expense was $1,086,000, $889,000 and $1,865,000 in 2001, 2000 and 1999, respectively.

PRE-OPENING COSTS

     Costs associated with the opening of new stores are expensed as incurred.

ADVERTISING COSTS

     The Company incurs advertising costs associated with print and broadcast advertisements. Such costs are charged to expense the first time the advertisement runs. Advertising expense was $36,516,000, $36,111,000 and $44,446,000 in 2001, 2000 and 1999.

INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against any portion of deferred tax assets when realization of the deferred tax asset is uncertain.

EARNINGS PER SHARE

     Basic earnings (loss) per share excludes dilution and is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes potentially dilutive common shares consisting of stock options and warrants determined by the treasury stock method, and dilutive convertible securities.

ACCOUNTING ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates consist primarily of the following:

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
     The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company reviews store assets for possible impairment considering such factors as estimated store cash flows, lease termination provisions, and opportunities to impact future store operating results.

     ACCRUED WARRANTY COSTS
     The Company provides a 20-year warranty on adjustable-firmness beds, the last 15 years of which are on a prorated basis. Estimated warranty costs are expensed at the time of sale based on historical claims incurred by the Company. Actual warranty claim costs could differ from these estimates.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ACCRUED SALES RETURNS
     Estimated sales returns are provided at the time of sale based upon historical sales returns. Returns are allowed by the Company for 30 nights following the sale.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued statement SFAS 142 "Goodwill and Other Intangible Assets." Statement 142 replaces the requirement to amortize goodwill and intangible assets with indefinite lives with a requirement for an annual impairment test. The Company must adopt SFAS 142 at the beginning of fiscal 2002. The Company evaluated the impact of SFAS 142 at December 29, 2001, and determined that the new accounting standards would not have had a material impact on the Company's consolidated financial statements.

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

     The aggregate purchase price paid by the Company for the assets of SleepTec consists of (i) a non-interest-bearing subordinated convertible debenture ("debenture") in the original principal amount of $4,000,000, due November 10, 2005 and convertible at any time into shares of the Company's common stock at the rate of $5.50 per share of common stock; and (ii) $400,000 in cash. In addition, the Company funded approximately $250,000 in a combination of cash and equity (in the form of options to purchase shares of the Company's common stock) payments to current and former employees of SleepTec for transition services and severance compensation. The Company's largest shareholder is the holder of the SleepTec debenture.

     The purchase price was determined through arm's-length negotiations between the Company and representatives of SleepTec based primarily upon the past and projected stream of earnings of the SleepTec operations. The source of the funds used to pay the purchase price was cash on hand at the Company and by issuance of the debenture.

     A summary of the assets acquired and the amount paid for this acquisition is as follows (in thousands):


  Inventory                                                           $272
  Property, plant and equipment                                        544
  Patents and trademarks (amortized by the
    straight-line method over ten years)                                50
  Goodwill (amortized by the straight-line
    method over ten years)                                           2,864
                                                                ------------
Purchase price                                                       3,730
                                                                ------------
Less:
  Amount previously paid for SleepTec, net of equity losses           (742)
  Transaction costs, included in goodwill balance above               (318)
  Value of $4,000,000 non-interest bearing
    subordinated convertible debenture                              (2,270)
                                                                ------------
Net cash paid                                                         $400
                                                                ============

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(2)  ACQUISITION (CONTINUED)

     The asset and liability balances noted above, excluding cash paid, are treated as non-cash items in the statement of cash flows.

     The value of the $4,000,000 non-interest bearing subordinated convertible debenture was determined based on its net cash flows using a 12% discount rate and a five-year term.

(3)  MARKETABLE SECURITIES

     Securities classified as held to maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at amortized cost. Securities held at December 30, 2000, included commercial paper with an average interest rate of 6.7% and amortized cost and fair value of $3,950,000.

(4)  INVENTORIES

     Inventories consist of the following (in thousands):

                                     DECEMBER 29, 2001  DECEMBER 30, 2001
                                     -----------------  -----------------
       Raw materials                       $1,824             $5,507
       Work in progress                        26                 60
       Finished goods                       6,236              5,516
                                     ------------------------------------
                                           $8,086            $11,083
                                     ====================================


(5)  PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                                       DECEMBER 29, 2001  DECEMBER 30, 2001
                                                       -----------------  -----------------
       Leasehold improvements                                $36,551            $35,712
       Office furniture and equipment                          3,496              5,209
       Production machinery and computer equipment            21,256             19,982
       Less accumulated depreciation and amortization        (30,421)           (23,840)
                                                       ------------------------------------
                                                             $30,882            $37,063
                                                       ====================================


STORE CLOSINGS AND ASSET IMPAIRMENT CHARGES

     Store closing and write off expense was $1,029,000, $565,000 and $1,498,000 in 2001, 2000 and 1999, respectively.

     In 2001 and 2000, the Company incurred charges of $797,000 and $1,387,000, respectively, related to the impairment of carrying values of certain non-store assets. In 2001 these charges included $337,000 related primarily to the write-off of unusable fixtures for merchandising of sleeper sofa products and $460,000 for excess leased space. In 2000 these charges included $741,000 related to relocation of the Company's headquarters and $646,000 related to the write-off of web software design costs.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(6)  LEASES

     The Company rents office and manufacturing space under four operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. The Company also rents retail space under operating leases which, in addition to the minimum lease payments, require payment of percentage rents based upon sales levels. Rent expense was as follows (in thousands):

                               2001      2000      1999
                               ----      ----      ----

       Minimum rents          $16,069   $17,589   $15,399
       Percentage rents         1,561     1,835     1,992
                             -----------------------------
       Total                  $17,630   $19,424   $17,391
                             =============================

       Equipment rent          $2,003    $1,587    $1,362
                             =============================

     The aggregate minimum rental commitments under operating leases for subsequent years are as follows (in thousands):

                 2002                     $15,103
                 2003                      14,523
                 2004                      13,248
                 2005                      12,270
                 2006                      10,372
                 Thereafter                17,089
                                       -----------
                                          $82,605
                                       ===========

(7)  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term obligations under notes and capital leases are as follows (in thousands):

                                                       DECEMBER 29, 2001  DECEMBER 30, 2001
                                                       -----------------  -----------------

       8% senior subordinated convertible notes due
           June 2006 ("Notes").  Face amount of
           $11,000,000 net of $925,000 debt
           discount, with interest payable
           annually.  Convertible into 11,000,000
           shares of common stock at the rate of
           $1.00 per share.                                  $10,075             $    -
       12% senior secured debt due September 2006
           ("Debt").  Face amount of $5,000,000 net
           of $616,000 debt discount, with interest
           payable monthly.                                    4,384                  -
       Non-interest bearing subordinated
           convertible debenture due November 2005.
           Face amount of $4,000,000 net of
           $1,355,000 debt discount, with an
           effective interest rate of 12% per
           annum.  Convertible into 727,273 shares
           of common stock at the rate of $5.50 per
           share (note 2).                                     2,645              2,289
       Capital lease obligations for office
           equipment, payable in monthly
           installments through April 2003, with
           interest at 7.75% - 9% per annum.                      33                 71
                                                       ------------------------------------
                                                              17,137              2,360
       Less current maturities                                    28                 38
                                                       ------------------------------------
                                                             $17,109             $2,322
                                                       ====================================

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(7)  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

     The Notes and Debt described above are secured by substantially all of the Company's assets. The Notes are subordinate only to the Debt. The Company is subject to financial covenants relating to minimum cash flow requirements for the Debt noted above. The Company was in compliance with these financial covenants as of December 29, 2001. Warrants were issued by the Company in conjunction with these financings (note 8).

     The aggregate maturities of long-term debt and capital lease obligations for subsequent years are as follows (in thousands):

                 2002                     $    28
                 2003                          49
                 2004                         281
                 2005                       4,317
                 2006                      15,358
                                       -----------
                                          $20,033
                                       ===========

(8)  SHAREHOLDERS' EQUITY

STOCK OPTIONS

     The Board of Directors has reserved 9,300,000 shares of common stock for options that may be granted to key employees, directors, or others under the Company's stock option plans.

     A summary of the changes in the Company's stock option plans for each of the years in the three-year period ended December 29, 2001 is as follows:

                                                                                         WEIGHTED
                                                                                          AVERAGE
                                                                                         EXERCISE
                                                                               SHARES      PRICE
                                                                               ------      -----
  Outstanding at January 2, 1999 (including 884,807 shares exercisable)       1,803,734     $ 7.77
     Granted                                                                  1,857,100      12.10
     Exercised                                                                 (448,705)      5.05
     Canceled                                                                  (526,776)     14.66
                                                                             ----------------------
  Outstanding at January 1, 2000 (including 1,311,133 shares exercisable)     2,685,353       9.92
     Granted                                                                  1,307,700       4.64
     Exercised                                                                  (44,515)      3.09
     Canceled                                                                  (429,267)      9.44
                                                                             ----------------------
  Outstanding at December 30, 2000 (including 1,726,097 shares exercisable)   3,519,271       8.08
     Granted                                                                  1,766,900       1.03
     Exercised                                                                     (694)      1.01
     Canceled                                                                  (628,453)      8.74
                                                                             ----------------------
  Outstanding at December 29, 2001 (including 2,034,877 shares exercisable)   4,657,024     $ 5.32
                                                                             ======================

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(8)  SHAREHOLDERS' EQUITY (CONTINUED)

     The following table summarizes information about options outstanding at December 29, 2001:

                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
    -------------------------------------------------------------  -----------------------
                                           AVERAGE     WEIGHTED                  WEIGHTED
                                          REMAINING     AVERAGE                   AVERAGE
                                         CONTRACTUAL   EXERCISE                  EXERCISE
  RANGE OF EXERCISE PRICE     SHARES    LIFE (YEARS)     PRICE        SHARES       PRICE
  -----------------------     ------    ------------     -----        ------       -----
       $0.45 -  1.00          444,110        8.78       $ 0.99         34,849     $ 0.84
        1.01 -  1.51        1,306,222        9.46         1.04        206,059       1.04
        1.60 -  5.25        1,078,871        6.83         4.11        725,814       4.34
        5.43 -  7.47        1,041,467        8.00         6.23        532,404       6.45
        7.50 - 28.63          786,354        7.11        15.32        535,751      15.31
  -----------------------  -----------  ------------  -----------  -----------  ----------
       $0.45 - 28.63        4,657,024        8.06       $ 5.32      2,034,877     $ 7.39
                           ===========                             ===========


     No compensation cost has been recognized in the consolidated financial statements for employee stock options grants. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under an alternative accounting method, the Company's net loss would have been adjusted as indicated below (in thousands, except per share amounts):

                                           2001        2000        1999
                                           ----        ----        ----

       Net loss:           As reported   $(12,066)   $(37,214)   $ (8,204)
                           Pro forma     $(15,175)   $(39,673)   $(11,088)
       Loss per share:     As reported   $  (0.66)   $  (2.09)   $  (0.45)
                           Pro forma     $  (0.70)   $  (2.22)   $  (0.60)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     2001    2000     1999
                                                     ----     ----     ----

       Expected dividend yield                         0%       0%       0%
       Expected stock price volatility                90%      40%      40%
       Risk-free interest rate                       4.9%     5.9%     6.3%
       Expected life in years                         3.5      3.6      2.9
       Weighted-average fair value at grant date    $0.34    $1.87    $3.86


WARRANTS

     The Company has issued warrants to various holders with outstanding issuances at December 29, 2001 summarized below:

                                                    EXERCISE       WARRANTS
               WARRANT TYPE                           PRICE      OUTSTANDING  EXPIRATION DATE
-----------------------------------------------   -------------  -----------  -----------------
1996 Series E Preferred Stock Financing               $3.21         183,995      12/28/05
1996 Bridge Loan Financing                            $3.21         105,528   11/7/06 - 4/28/07
2001 Senior Secured Convertible Notes Financing       $1.00       4,400,000        6/6/11
2001 Senior Secured Debt Financing                    $1.02         922,819       9/26/06
Miscellaneous other warrants                      $1.00 - $5.56     512,187    5/17/04 - 6/6/11
                                                  -------------  -----------  -----------------
                                                  $1.00 - $5.56   6,124,529    5/17/04 - 6/6/11
                                                                 ===========

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(8)  SHAREHOLDERS' EQUITY (CONTINUED)

     The warrants issued in conjunction with the Notes and Debt were valued at $1,100,000 and $600,000, respectively, and are reflected in additional paid-in capital in the statement of shareholders' equity. The associated debt discount is being amortized as interest expense over the term of the debt.

     Miscellaneous other warrants consist of warrants issued to various parties for services rendered in lieu of cash payments. The value of these warrants was recognized as compensation expense with an offset to shareholders' equity utilizing the Black-Scholes pricing model with assumptions reflecting the market rates at the time of warrant issuance.

 (9)  INCOME TAXES

     The benefit (provision) for income taxes consists of the following (in thousands):

                                           2001       2000      1999
                                           ----       ----      ----

       Current:
         Federal                          $    -    $     -    $     -
         State                                 -        705        180
                                        -------------------------------
                                               -        705        180
                                        -------------------------------
       Deferred:
         Federal                               -     10,397     (4,694)
         State                                 -        490       (304)
                                        -------------------------------
                                               -     10,887     (4,998)
                                        -------------------------------
         Income tax benefit (expense)     $    -    $11,592    $(4,818)
                                        ===============================


     Effective tax rates differ from statutory federal income tax rates as follows:

                                                 2001       2000      1999
                                                 ----       ----      ----

  Statutory federal income tax rate            (35.0%)    (35.0%)    (35.0%)
  Change in valuation allowance                 31.4       82.2          -
  State income taxes, net of federal benefit       -       (1.1)      (0.6)
  Other                                          3.6       (0.9)      (1.4)
                                              -------------------------------
                                                 0.0%      45.2%     (37.0%)
                                              ===============================


     The tax effects of temporary differences that give rise to deferred tax assets at December 29, 2001 and December 30, 2000 are as follows (in thousands):

                                                            2001      2000
                                                            ----      ----
       Deferred tax assets:
         Current:
           Inventory, warranty, and returns reserves      $ 3,849    $ 5,012
           Allowance for doubtful accounts                    118        100
           Other                                            2,409      2,171
         Long term:
           Net operating loss carryforwards                15,662     11,923
           Other                                            3,140      2,389
                                                         --------------------
             Total gross deferred tax assets               25,178     21,595
       Valuation allowance                                (25,178)   (21,595)
                                                         --------------------
             Total net deferred tax assets                $     -    $     -
                                                         ====================

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(9)  INCOME TAXES (CONTINUED)

     At December 29, 2001, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $41,200,000 expiring between the years 2003 and 2021. The Company has recorded a valuation allowance for 100% of the deferred tax asset due to recurring pre-tax losses and the current uncertainty of utilizing the deferred tax asset.

(10) NET LOSS PER COMMON SHARE

     The following computations reconcile net loss with net loss per common share-basic and diluted (dollars in thousands, except per share amounts).

                                                     NET               PER SHARE
  BASIC AND DILUTED EPS                             LOSS      SHARES     AMOUNT
                                                    ----      ------     ------
  Net loss attributable to common shareholders:
                2001                             ($12,066)  18,157,005   ($0.66)
                2000                             ($37,214)  17,848,375   ($2.09)
                1999                             ($ 8,204)  18,299,728   ($0.45)


     The following is a summary of those securities outstanding during the respective periods which have been excluded from the calculations because the effect on net loss per common share would not have been dilutive:

                                   2001        2000        1999
                                   ----        ----        ----
      Options                   4,657,024   3,519,271   2,685,353
      Common stock warrants     6,124,529   1,344,378   1,249,119
      Convertible debt         11,727,272     727,272           -

(11) EMPLOYEE BENEFIT PLANS

     Effective January 1, 1994, the Company adopted a profit sharing and 401(k) plan for eligible employees. The plan allows employees to defer up to 15% of their compensation on a pretax basis. Each year, the Company may make a discretionary contribution equal to a percentage of the employee's contribution. During 2001, 2000 and 1999, the Company expensed $119,000, $487,000 and
$480,000, respectively, relating to its contribution to the 401(k) plan.

EMPLOYEE STOCK PURCHASE PLAN

     Effective July 30, 1999, the Company adopted an Employee Stock Purchase Plan (the "Plan") under which employees can purchase Company common stock at a discount of 15% based on the average price of the stock on the last business day of the offering period (calendar-quarter.) 338,924, 204,927 and 17,705 shares were issued during 2001, 2000 and 1999, respectively.

(12) COMMITMENTS AND CONTINGENCIES

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

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

(12) COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company believes that the suit is without merit and intends to vigorously defend the claims. Discovery has begun.

     The Company has agreed to indemnify the individual defendants and to advance reasonable expenses of defense of the litigation to the individual defendants under applicable Minnesota corporate law. Through the end of the current fiscal year, the Company has paid an aggregate of $4,591 to the law firm of Briggs & Morgan on behalf of defendant H. Robert Hawthorne.

     The Company is involved in other various claims, legal actions, sales tax disputes, and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these other matters will not have a material effect on the consolidated financial position or results of operations of the Company.

(13) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a condensed summary of actual quarterly results for 2001 and 2000 (in thousands, except per share amounts):

                  2001                     FOURTH    THIRD     SECOND    FIRST
                  ----
  Net sales                               $69,341   $64,148   $62,742   $65,456
  Gross margin                             46,496    42,956    40,314    41,845
  Operating income (loss)                   1,659       603    (3,176)   (9,688)
  Net income (loss)                         1,065       227    (3,530)   (9,828)
  Net income (loss) per share - diluted      0.04      0.01     (0.19)    (0.54)


                  2000                     FOURTH    THIRD     SECOND    FIRST
                  ----
  Net sales                               $64,075   $68,056   $61,787   $76,159
  Gross margin                             39,054    43,185    39,901    49,013
  Operating loss                           (6,905)   (8,894)   (5,391)   (4,780)
  Net loss                                (25,059)   (5,692)   (3,465)   (2,998)
  Net loss per share - diluted              (1.39)    (0.32)    (0.19)    (0.17)

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



/s/William R. McLaughlin                         /s/James C. Raabe

William R. McLaughlin                            James C. Raabe
President and Chief                              Chief Financial Officer
Executive Officer

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE




The Board of Directors and Stockholders
Select Comfort Corporation:

     Under date of January 31, 2002 we reported on the consolidated balance sheets of Select Comfort Corporation and subsidiaries as of December 29, 2001 and December 30, 2000 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 29, 2001, as contained in the Annual Report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP
Minneapolis, Minnesota
January 31, 2002


                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               ADDITIONS
                                  BALANCE AT  CHARGED TO  DEDUCTIONS  BALANCE AT
                                   BEGINNING   COSTS AND     FROM       END OF
          DESCRIPTION              OF PERIOD   EXPENSES    RESERVES     PERIOD
 -------------------------------  ----------  ----------  ----------  ----------
 Allowance for doubtful accounts
          - 2001                   $   264     $   582     $   535     $   311
           - 2000                      305         531         572         264
           - 1999                    2,750       1,193       3,638         305

 Accrued warranty costs
           - 2001                  $ 7,181     $ 2,708     $ 3,602     $ 6,287
           - 2000                    5,841       5,397       4,057       7,181
           - 1999                    4,486       5,368       4,013       5,841