Form 10-K/A
period 2001-12-29
SELECT COMFORT CORP
filed 2002-04-18
CIK 827187

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

The proportion of our total net sales, by dollar volume, from each of these channels during the last three fiscal years is summarized as follows:

                             YEAR ENDED
                    -----------------------------
                     DEC. 29,  DEC. 30,  JAN. 1,
                      2001      2000      2000
                    --------- --------- ---------
Stores                  78%       78%       72%
Direct Call Center      15%       18%       27%
E-commerce               3%        3%        1%
Wholesale                4%        -         -

Our Company-owned retail store locations during the last three fiscal years are summarized as follows:

                             YEAR ENDED
                    -----------------------------
                     DEC. 29,  DEC. 30,  JAN. 1,
                      2001      2000      2000
                    --------- --------- ---------
Beginning of period    333       341       264
Opened                  11        19        79
Closed                 (16)      (27)       (2)
                    --------- --------- ---------
End of period          328       333       341
                    ========= ========= =========

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

Advertising spending during the last three fiscal years is summarized as follows (in 000's):

                             YEAR ENDED
                    -----------------------------
                     DEC. 29,  DEC. 30,  JAN. 1,
                      2001      2000      2000
                    --------- --------- ---------
Advertising          $36,516   $36,111   $44,446

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

Our liquidity is impacted by minimum cash payment commitments resulting from long-term debt outstanding and operating leases. The table below outlines those minimum cash commitments, during the periods indicated (in thousands):


                                PAYMENTS DUE BY PERIOD
                   ------------------------------------------------
                               LESS                         GREATER
                              THAN 1     1 - 2     3 - 4    THAN 4
                    TOTAL      YEAR      YEARS     YEARS     YEARS
                   --------  --------  --------  --------  --------
Long-term debt     $ 20,033        28        49     4,598    15,358
Operating leases     82,605    15,103    14,523    25,518    27,461
                   --------  --------  --------  --------  --------
  Total            $102,638    15,131    14,572    30,116    42,819
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

                                     SELECT COMFORT CORPORATION
                                     (Registrant)


Dated:  April 18, 2002               By            /s/ Mark A. Kimball
                                       -----------------------------------------

                                     Title:        Senior Vice President
                                           -------------------------------------