Form 10-Q
period 2002-03-30
SELECT COMFORT CORP
filed 2002-05-14
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 30, 2002


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of March 30, 2002, 18,449,096 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 30, 2002 and December 29, 2001................................  3

         Consolidated Statements of Operations
         for the Three Months ended
         March 30, 2002 and March 31, 2001...................................  4

         Consolidated Statements of Cash Flows
         for the Three Months ended March 30, 2002
         and March 31, 2001..................................................  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 11

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 12

Item 2.    Changes in Securities and Use of Proceeds......................... 12

Item 3.    Defaults Upon Senior Securities................................... 12

Item 4.    Submission of Matters to a Vote of Security Holders............... 12

Item 5.    Other Information................................................. 12

Item 6.    Exhibits and Reports on Form 8-K.................................. 13

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    (UNAUDITED)
                                                                     MARCH 30,     DECEMBER 29,
                                                                       2002           2001
                                                                   -------------  -------------
                              ASSETS
 Current assets:
    Cash and cash equivalents                                         $ 20,086       $ 16,375
    Marketable securities                                                5,557              -
    Accounts receivable, net of allowance for doubtful
      accounts of $343, and $311, respectively                           1,059          2,623
    Inventories (note 2)                                                 8,889          8,086
    Prepaid expenses                                                     3,732          3,588
                                                                   -------------  -------------
        Total current assets                                            39,323         30,672

 Property and equipment, net                                            30,033         30,882
 Other assets                                                            5,831          5,882
                                                                   -------------  -------------
        Total assets                                                  $ 75,187       $ 67,436
                                                                   =============  =============

               LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt                              $     21       $     28
    Accounts payable                                                    18,589         15,216
    Accruals:
     Sales returns                                                       3,424          3,624
     Compensation and benefits                                           5,897          7,179
     Taxes and withholding                                               2,696          3,032
     Other                                                               7,963          5,332
                                                                   -------------  -------------
        Total current liabilities                                       38,590         34,411

 Long-term debt, less current maturities (note 3)                       17,276         17,109
 Accrued warranty costs                                                  5,085          5,030
 Other liabilities                                                       4,127          4,114
                                                                   -------------  -------------
        Total liabilities                                               65,078         60,664
                                                                   -------------  -------------
 Shareholders' equity:
    Undesignated preferred stock; 5,000,000 shares authorized,
      no shares issued and outstanding                                       -              -
    Common stock, $.01 par value; 95,000,000 shares authorized,
      18,449,096 and 18,302,307 shares issued and outstanding,
      respectively                                                         184            183
    Additional paid-in capital                                          81,779         81,687
    Accumulated deficit                                                (71,854)       (75,098)
                                                                   -------------  -------------
        Total shareholders' equity                                      10,109          6,772
                                                                   -------------  -------------
        Total liabilities and shareholders' equity                    $ 75,187       $ 67,436
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

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                 ----------------------------
                                                   MARCH 30,      MARCH 31,
                                                     2002           2001
                                                 -------------  -------------

Net sales                                          $ 81,195       $ 65,456
Cost of sales                                        26,394         23,611
                                                 -------------  -------------
   Gross margin                                      54,801         41,845
                                                 -------------  -------------
Operating expenses:
   Sales and marketing                               44,171         44,174
   General and administrative                         7,209          7,013
   Store closings and asset impairments                  52            346
                                                 -------------  -------------
       Total operating expenses                      51,432         51,533
                                                 -------------  -------------
Operating income (loss)                               3,369         (9,688)
                                                 -------------  -------------
Other income (expense):
   Interest income                                       67             75
   Interest expense                                    (586)           (98)
   Other, net                                            46             (2)
                                                 -------------  -------------
Other income (expense), net                            (473)           (25)
                                                 -------------  -------------
Income (loss) before income taxes                     2,896         (9,713)
Income tax (benefit) expense                           (348)           115
                                                 -------------  -------------
Net income (loss)                                  $  3,244       $ (9,828)
                                                 =============  =============

Net income (loss) per share (note 4) - basic       $   0.18       $  (0.54)
                                                 =============  =============
Weighted average shares - basic                      18,386         18,056
                                                 =============  =============

Net income (loss) per share (note 4) - diluted     $   0.11       $  (0.54)
                                                 =============  =============
Weighted average shares - diluted                    33,059         18,056
                                                 =============  =============



          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                         MARCH 30,    MARCH 31,
                                                           2002         2001
                                                        -----------  -----------

Cash flows from operating activities:
  Net income (loss)                                       $ 3,244      $(9,828)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                           2,340        2,484
    Loss on disposal of assets                                 56          347
    Change in operating assets and liabilities:
      Accounts receivable, net                              1,564        1,411
      Inventories                                            (803)       1,382
      Prepaid expenses                                       (144)        (602)
      Other assets                                             42         (120)
      Accounts payable                                      3,373        4,722
      Accrued sales returns                                  (200)        (397)
      Accrued compensation and benefits                    (1,282)         292
      Accrued taxes and withholding                          (336)          24
      Other accrued liabilities                             2,617          225
      Accrued warranty costs                                   69          187
      Other liabilities                                        13          165
                                                        -----------  -----------
       Net cash provided by operating activities           10,553          292
                                                        -----------  -----------
Cash flows from investing activities:
  Purchases of property and equipment                      (1,367)      (1,296)
  (Investment in) sales of marketable securities           (5,557)       3,950
                                                        -----------  -----------
    Net cash (used in) provided by investing activities    (6,924)       2,654
                                                        -----------  -----------
Cash flows from financing activities:
  Principal payments on debt                                  (11)          (9)
  Proceeds from issuance of common stock                       93           97
                                                        -----------  -----------
    Net cash provided by financing activities                  82           88
                                                        -----------  -----------
Increase in cash and cash equivalents                       3,711        3,034
Cash and cash equivalents, at beginning of period          16,375        1,498
                                                        -----------  -----------
Cash and cash equivalents, at end of period               $20,086      $ 4,532
                                                        ===========  ===========




          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months ended March 30, 2002 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 30, 2002 and December 29, 2001 and the results of operations and cash flow for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and related notes included in the Company's Annual Report to Shareholders and its Form 10-K for the fiscal year ended December 29, 2001. Operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

(2)  INVENTORIES

Inventories consist of the following (in thousands):

                                                MARCH 30,     DECEMBER 29,
                                                  2002           2001
                                              -------------  -------------

         Raw materials                              $2,167         $1,824
         Work in progress                              105             26
         Finished goods                              6,617          6,236
                                              -------------  -------------
                                                    $8,889         $8,086
                                              =============  =============

(3)  LONG-TERM DEBT

In June 2001, the Company issued $11 million in principal amount of its senior secured notes (the "Notes") in a private placement. The Notes have a five-year maturity, bear interest at 8% per annum payable annually in cash and are convertible into shares of the Company's common stock at the rate of $1.00 per share. The principal amount of the Notes is subject to automatic conversion into shares of the Company's common stock, at the rate of $1.00 per share of common stock (i) any time after June 6, 2002, provided that the market price of the common stock has equaled or exceeded $4.00 per share for a period of at least 10 out of 20 consecutive trading days after June 6, 2002 or (ii) in the event that the holders of at least 67% of the outstanding principal amount of the Notes consent to such conversion. Upon automatic conversion, any unamortized debt issuance costs and debt discount will be written-off and classified as an extraordinary item in the Company's Statement of Operations. Unamortized debt issuance costs and debt discount totaled $1.6 million at March 30, 2002. The Notes are secured by a lien on substantially all of the Company's assets. In addition, the holders of the Notes received warrants to purchase 4.4 million shares of the Company's common stock for $1.00 per share. The warrants have a five-year term. The Note conversion price and warrant exercise price are subject to standard anti-dilution protections. The net proceeds from the Notes approximated $10.4 million after deduction of placement fees and expenses.

In September 2001, the Company obtained $5 million of senior secured debt financing (the "Debt"). The Debt has a five-year maturity, bears interest at 12% per annum payable monthly in cash and calls for payment of interest only for years one and two of the term and payment of interest and principal for years three through five. The Debt is secured by a first lien on substantially all of the Company's assets. In addition, the holder of the Debt received warrants to purchase 922,819 shares of the Company's common stock for $1.02 per share. The warrants have a five-year term and are subject to standard anti-dilution protections. The net proceeds from the Debt approximated $4.8 million after deducting fees and expenses.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrants were valued at $0.6 million and have been recorded as debt discount to be amortized as interest expense over the 5-year term. The Debt is subject to certain financial covenants consisting primarily of achieving minimum EBITDA levels. The Company was in compliance with the financial covenants at March 30, 2002.

(4)  NET INCOME (LOSS) PER COMMON SHARE

The following computations reconcile net income (loss) with net income (loss) per common share-basic and diluted (in thousands, except per share amounts).

                                                       NET                 PER SHARE
           THREE MONTHS ENDED MARCH 30, 2002         INCOME      SHARES      AMOUNT
           ---------------------------------       ----------  ----------  ----------
 Net income                                         $ 3,244

 BASIC EPS
 Net income attributable to common shareholders       3,244      18,386       $0.18
                                                   ----------  ----------  ==========
 EFFECT OF DILUTIVE SECURITIES
   Options                                                -       1,256
   Common stock warrants                                  -       2,417
   Convertible debt                                     309      11,000
                                                   ----------  ----------
 DILUTED EPS
 Net income attributable to common shareholders
  plus assumed conversions                          $ 3,553      33,059       $0.11
                                                   ==========  ==========  ==========

                                                       NET                 PER SHARE
           THREE MONTHS ENDED MARCH 31, 2001          LOSS       SHARES      AMOUNT
           ---------------------------------       ----------  ----------  ----------
 Net loss                                           $(9,828)
                                                   ----------
 BASIC AND DILUTED EPS
 Net loss attributable to common shareholders       $(9,828)     18,056      $(0.54)
                                                   ==========  ==========  ==========

Additional potentially dilutive securities oustanding during the periods ended March 30, 2002, and March 31, 2001, of 3,698 and 5,639, respectively, have been excluded from the EPS calculations because the effect on the calculation would have been anti-dulutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE:

o    GENERAL AND INDUSTRY ECONOMIC TRENDS,
o    CONSUMER CONFIDENCE,
o    THE  EFFECTIVENESS  AND  EFFICIENCY  OF  OUR  ADVERTISING  AND  PROMOTIONAL
     EFFORTS,
o    CONSUMER ACCEPTANCE OF OUR PRODUCTS AND SLEEP TECHNOLOGY,
o    INDUSTRY COMPETITION,
o    OUR DEPENDENCE ON SIGNIFICANT  SUPPLIERS,  INCLUDING  UNITED PARCEL SERVICE
     (UPS) FOR DELIVERY OF OUR SLEEP SYSTEMS AND CONSECO FINANCE FOR EXTENSION OF CONSUMER CREDIT, AND THE VULNERABILITY OF ANY SUCH SUPPLIERS TO
     RECESSIONARY PRESSURES, LABOR NEGOTIATIONS, LIQUIDITY CONCERNS OR OTHER FACTORS,
o THE POTENTIAL DILUTION FROM THE ISSUANCE OF ADDITIONAL SHARES FROM FINANCINGS COMPLETED IN 2001,
o    OUR ABILITY TO MAINTAIN COMPLIANCE WITH LISTING REQUIREMENTS OF NASDAQ, AND
o RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER PERIODIC REPORTS FILED WITH THE SEC.

THE COMPANY HAS NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

Select Comfort(R) is the leading manufacturer and retailer of premium quality, innovative adjustable-firmness air-beds and other sleep related products.

We  generate  revenue  by  selling  our  products  through  four   complementary
distribution channels. Three of these channels, retail, direct marketing and e-commerce, are Company-owned and sell directly to consumers, while our wholesale channel sells to leading furniture retailers and the QVC shopping channel. Sales directly to consumers through Company-owned channels generally generate higher gross margins than sales through our wholesale channels because we capture both the manufacturer and retailer margins. We record revenue at the time product is shipped to the customer, except when mattresses are delivered and set up by our home delivery employees, in which case revenue is recorded at the time the mattress is delivered and set up in the home. We reduce sales at the time revenue is recognized for estimated returns.

The proportion of our total net sales, by dollar volume, from each of these channels is summarized as follows:

                                      Three Months Ended
                                     --------------------
                                      3/30/02    3/31/01
                                     ---------  ---------
       Stores                           75%        81%
       Direct Call Center               15%        14%
       E-commerce                        4%         3%
       Wholesale                         6%         2%

Our Company-owned retail store locations are summarized as follows:

                                      Three Months Ended
                                     --------------------
                                      3/30/02    3/31/01
                                     ---------  ---------
       Beginning of period               328        333
       Opened                              1          2
       Closed                             (5)        (9)
                                     ---------  ---------
       End of period                     324        326
                                     =========  =========

Company-owned stores include leased space within 20 Bed, Bath & Beyond stores as of March 30, 2002 and 24 at March 31, 2001. We anticipate that the number of stores open will not change significantly in 2002. Comparable store sales increased (decreased) by 15.1% and (6.5)% in March 30, 2002 and March 31, 2001, respectively.

In 2002 our goal is to deliver profitable results and continued growth, driven by the following four strategic priorities:

o BUILDING CONSUMER AWARENESS - we plan to continue to build awareness of our Sleep Number(R) brand by expanding advertising by 10-15%, including increases in national advertising and the number of stores supported by local TV and radio.
o EXPANDING PROFITABLE DISTRIBUTION - we plan to continue to improve and expand our distribution with planned store remodels and identifying selective new store openings at the end of 2002 and early 2003. We will also expand our wholesale distribution with new distribution through 40 Sleep Train stores beginning in second quarter of 2002 and will continue to evaluate the addition of wholesale partners.
o IMPROVING PRODUCT QUALITY, INNOVATION AND SERVICE LEVELS - we will continue to improve our core products, upgrading three of four mattress models and adding sleep related products, including adjustable frames and expanded accessory offerings.
o RIGHTSIZING OUR COST STRUCTURE - we will continue to apply the cost disciplines employed during our turnaround - looking to improve operating margins by identifying additional cost savings and maintaining cost increases below sales growth rates.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales. Percentage amounts may not total due to rounding.

                                                      THREE MONTHS ENDED
                                                 ----------------------------
                                                    MARCH 30,      MARCH 31,
                                                      2002           2001
                                                 -------------  -------------
      Net sales                                      100.0%         100.0%
      Cost of sales                                   32.5           36.1
                                                 -------------  -------------
         Gross margin                                 67.5           63.9
                                                 -------------  -------------
      Operating expenses:
         Sales and marketing                          54.4           67.5
         General and administrative                    8.9           10.7
         Store closings and asset impairments          0.1            0.5
                                                 -------------  -------------
             Total operating expenses                 63.3           78.7
                                                 -------------  -------------
      Operating income (loss)                          4.1          (14.8)
      Other income (expense), net                     (0.6)           0.0
                                                 -------------  -------------
      Income (loss) before income taxes                3.6          (14.8)
      Income tax expense (benefit)                    (0.4)           0.2
                                                 -------------  -------------
      Net income (loss)                                4.0%         (15.0)%
                                                 =============  =============

COMPARISON OF THREE MONTHS ENDED MARCH 30, 2002 WITH THREE MONTHS ENDED MARCH 31, 2001

Operating income for the first quarter 2002 totaled $3.4 million compared to an operating loss of $9.9 million for the first quarter of 2001. The improvement in profitability is a direct result of 24% higher sales and successful execution of cost restructuring efforts.

NET SALES
Net sales increased 24.0% to $81.2 million for the three months ended March 30, 2002 from $65.5 million for the three months ended March 31, 2001, due to an increase in mattress unit sales and higher average selling prices. The increase in net sales by sales channel was attributable to (i) a $7.8 million increase in sales from Company-owned retail stores, including an increase in comparable store sales of $7.7 million, (ii) a $3.1 million increase in direct marketing sales, (iii) a $1.3 million increase in sales through the Company's e-commerce channel and (iv) a $3.5 million increase in sales from the Company's wholesale channel.

GROSS MARGIN
Gross margin increased to 67.5% for the three months ended March 30, 2002 from 63.9% for the three months ended March 31, 2001, primarily due to lower cost promotional offerings and reductions in manufacturing costs resulting from improved quality, greater manufacturing leverage, reduced warranty costs and savings in processing returned product.

SALES AND MARKETING
Sales and marketing expenses remained constant at $44.2 million for the three months ended March 30, 2002 and March 31, 2001, but decreased as a percentage of net sales to 54.4% from 67.5% for the comparable prior-year period. The decrease as a percentage of net sales was attributable primarily to greater leverage in media, media production and other marketing expenses. In the first quarter 2001 we introduced the Sleep Number ad campaign, launching initial markets with heavy advertising spending, and developed the creative material to support the ongoing campaign. In addition, fixed selling expenses have been reduced and leveraged across a higher sales base.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were held relatively flat at $7.2 million for the three months ended March 30, 2002 versus $7.0 million for the three months ended March 31, 2001, and decreased as a percentage of net sales to 8.9% from 10.7% for the prior year period. The decrease in general and administrative expenses as a percentage of net sales was due to higher net sales levels.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expense decreased $294,000 to $52,000 for the three months ended March 30, 2002 from $346,000 for the three months ended March 31, 2001. In 2002, this expense related entirely to store closures. In 2001, the expense included $8,000 related to store closures and $338,000 related primarily to the write-off of unusable fixtures for merchandising of our sleeper sofa products and for unusable leased space.

OTHER INCOME (EXPENSE), NET
Other expense increased $448,000 to approximately $473,000 for the three months ended March 30, 2002 from $25,000 for the three months ended March 31, 2001. The increase is primarily due to interest expense from long-term debt.

INCOME TAX (BENEFIT) EXPENSE
Income tax (benefit) expense changed $463,000 to a $348,000 income tax benefit for the three months ended March 30, 2002 from a $115,000 income tax expense for the three months ended March 31, 2002 due to a federal tax law change in the first quarter of 2002 allowing for additional carryback periods which resulted in recognizing an income tax benefit during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of liquidity has been the sale of equity securities. Our most recent source of capital has been from the completion of our $11.0 million convertible debt offering in June 2001 and $5.0 million senior secured term debt financing completed in September 2001. In addition, we generated cash from operations for the full year in 2001 and during the first quarter of 2002. Substantially all of our assets are pledged as collateral for these debt offerings and the Company presently has little or no ability to obtain additional debt financing. Barring any unexpected significant external or internal developments, we expect current cash balances on hand and cash generated from operations to be sufficient to meet our liquidity needs for the foreseeable future.

Net cash provided by operating activities for the three months ended March 30, 2002 was approximately $10.6 million and consisted primarily of the net income adjusted for non-cash expenses, decreases in accounts receivable and increases in accounts payable and other accrued liabilities, partially offset by decreases in accrued compensation and benefits and increases in inventories. The decrease in our accounts receivable and increase in accounts payable and inventory is primarily a function of the timing and size of QVC shows. The decrease in accrued compensation is a result of annual incentive compensation payments made during the quarter. Net cash provided by operating activities for the three months ended March 31, 2001 was approximately $0.3 million and consisted primarily of the net loss adjusted for non-cash expenses, partially offset by increases in accounts payable and decreases in accounts receivable and inventories. The increase in accounts payable related primarily to increased advertising during the first quarter of 2001. Decreases in accounts receivable related to the timing of customer shipments at the end of the quarter. Decreases in inventory balances were a result of specific initiatives to reduce inventory balances at our manufacturing locations.

Net cash used in investing activities was approximately $6.9 million for the three months ended March 30, 2002. Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2001. Investing activities consisted primarily of purchases of property and equipment for new retail stores and information technology system development costs. In 2002 we invested $5.6 million of cash in short-term marketable securities, while in 2001 we liquidated $4.0 million of marketable securities to support continuing operations.

Net cash provided by financing activities was approximately $82,000 for the three months ended March 30, 2002 and $88,000 for the three months ended March 31, 2001 and consisted primarily of proceeds from the issuance of common stock, net of debt repayments.

At March 30, 2002, we had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $37.9 million expiring between the years 2003 and 2022. We have not recorded any value in our Consolidated Balance Sheet for the potential future benefit of these NOLs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations at March 30, 2002, of $11 million and $5 million carry fixed interest rates of 8% and 12%, respectively. As these instruments bear interest at fixed rates over the life of the instruments, the Company does not believe it has significant exposure to interest rate risk.

Other financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments. The counterparties to the agreements consist of government agencies and various major corporations of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties because the Company limits the amount of credit exposure to any one financial institution and any one type of investment.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.
               --------

               Exhibit
               Number        Description
               -------       -----------
                10.1         Employment Letter Agreement dated February 1, 2002
                             between the Company and Keith C. Spurgeon.

         (b)   Reports on Form 8-K
               -------------------
               During the quarter ended March 30, 2002, the Company filed one Current Report on Form 8-K. The Report consisted of the following:

               (i) Current Report filed February 5, 2002, announcing fourth quarter and year-end results for December 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SELECT COMFORT CORPORATION



                                    /s/ William R. McLaughlin
                                    -------------------------------------------
May 14, 2002                        William R. McLaughlin
                                    President and Chief Executive Officer
                                    (principal executive officer)




                                    /s/ James C. Raabe
                                    -------------------------------------------
                                    James C. Raabe
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

   Exhibit Number                 Description                       Location
   --------------                 -----------                       --------
        10.1          Employment Letter Agreement dated
                      February 1, 2002 between the
                      Company and Keith C. Spurgeon...........   Filed herewith.