Form 10-Q
period 2002-06-29
SELECT COMFORT CORP
filed 2002-08-13
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 29, 2002


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of June 29, 2002, 29,583,826 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                        PAGE NO.


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         June 29, 2002 and December 29, 2001.................................  3

         Consolidated Statements of Operations
         for the Three Months and Six Months ended
         June 29, 2002 and June 30, 2001.....................................  4

         Consolidated Statements of Cash Flows
         for the Six Months ended June 29, 2002
         and June 30, 2001...................................................  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 14

Item 2.  Changes in Securities and Use of Proceeds........................... 14

Item 3.  Defaults Upon Senior Securities..................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders................. 14

Item 5.  Other Information................................................... 14

Item 6.  Exhibits and Reports on Form 8-K.................................... 15

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   (UNAUDITED)
                                                                     JUNE 29,     DECEMBER 29,
                                                                       2002           2001
                                                                   -------------  -------------
                              ASSETS
Current assets:
    Cash and cash equivalents                                         $ 15,356       $ 16,375
    Marketable securities (note 2)                                      10,639              -
    Accounts receivable, net of allowance for doubtful
      accounts of $311, and $311, respectively                           2,704          2,623
    Inventories (note 3)                                                10,967          8,086
    Prepaid expenses                                                     4,174          3,588
                                                                   -------------  -------------
        Total current assets                                            43,840         30,672

 Property and equipment, net                                            29,231         30,882
 Other assets (note 4)                                                   3,839          5,882
                                                                   -------------  -------------
        Total assets                                                  $ 76,910       $ 67,436
                                                                   =============  =============

               LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt                              $     13       $     28
    Accounts payable                                                    15,426         15,216
    Accruals:
     Sales returns                                                       3,510          3,624
     Compensation and benefits                                           8,792          7,179
     Taxes and withholding                                               2,311          3,032
     Consumer prepayments                                                4,148          1,263
     Other                                                               4,239          4,069
                                                                   -------------  -------------
        Total current liabilities                                       38,439         34,411

 Long-term debt, less current maturities (note 4)                        7,266         17,109
 Accrued warranty costs                                                  4,744          5,030
 Other liabilities                                                       4,104          4,114
                                                                   -------------  -------------
        Total liabilities                                               54,553         60,664
                                                                   -------------  -------------

 Shareholders' equity: (note 4)
    Undesignated preferred stock; 5,000,000 shares authorized,
      no shares issued and outstanding                                       -              -
    Common stock, $.01 par value; 95,000,000 shares authorized,
      29,583,826 and 18,302,307 shares issued and outstanding,             296            183
      respectively
    Additional paid-in capital                                          91,352         81,687
    Accumulated deficit                                                (69,291)       (75,098)
                                                                   -------------  -------------
        Total shareholders' equity                                      22,357          6,772
                                                                   -------------  -------------
        Total liabilities and shareholders' equity                    $ 76,910       $ 67,436
                                                                   =============  =============




          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                ----------------------------  ----------------------------
                                                   JUNE 29,       JUNE 30,       JUNE 29,       JUNE 30,
                                                     2002           2001           2002           2001
                                                -------------  -------------  -------------  -------------
Net sales                                         $ 77,281       $ 62,742      $ 158,476      $ 128,198
Cost of sales                                       24,677         22,428         51,071         46,039
                                                -------------  -------------  -------------  -------------
   Gross margin                                     52,604         40,314        107,405         82,159
                                                -------------  -------------  -------------  -------------
Operating expenses:
   Sales and marketing                              41,437         37,394         85,608         81,568
   General and administrative                        8,026          5,954         15,235         12,967
   Store closings and asset impairments                157            142            209            488
                                                -------------  -------------  -------------  -------------
       Total operating expenses                     49,620         43,490        101,052         95,023
                                                -------------  -------------  -------------  -------------
Operating income (loss)                              2,984         (3,176)         6,353        (12,864)
                                                -------------  -------------  -------------  -------------
Other income (expense):
   Interest income                                      37             40            104            115
   Interest expense                                   (537)          (254)        (1,123)          (352)
   Other, net                                           79           (140)           125           (142)
                                                -------------  -------------  -------------  -------------
       Other income (expense), net                    (421)          (354)          (894)          (379)
                                                -------------  -------------  -------------  -------------
Income (loss) before income taxes                    2,563         (3,530)         5,459        (13,243)
Income tax (benefit) expense                             -              -           (348)           115
                                                -------------  -------------  -------------  -------------
Net income (loss)                                 $  2,563       $ (3,530)     $   5,807      $ (13,358)
                                                =============  =============  =============  =============

Net income (loss) per share (note 5) - basic      $   0.13       $  (0.19)     $    0.31      $   (0.74)
                                                =============  =============  =============  =============
Weighted average shares - basic                     19,690         18,119         19,038         18,087
                                                =============  =============  =============  =============

Net income (loss) per share (note 5) - diluted    $   0.08       $  (0.19)     $    0.19      $   (0.74)
                                                =============  =============  =============  =============
Weighted average shares - diluted                   34,415         18,119         33,848         18,087
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

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                      SIX MONTHS ENDED
                                                               ------------------------------
                                                                  JUNE 29,        JUNE 30,
                                                                    2002            2001
                                                               --------------  --------------
 Cash flows from operating activities:
    Net income (loss)                                              $  5,807        $(13,358)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                   4,701           4,994
      Loss on disposal of assets                                        216             496
      Change in operating assets and liabilities:
        Accounts receivable, net                                        (81)            681
        Inventories                                                  (2,881)          2,130
        Prepaid expenses                                               (586)             90
        Other assets                                                  1,347             (75)
        Accounts payable                                                210           1,743
        Accrued sales returns                                          (114)           (666)
        Accrued compensation and benefits                             1,613            (277)
        Accrued taxes and withholding                                  (721)           (345)
        Accrued consumer prepayments                                  2,884            (282)
        Other accrued liabilities                                       243            (263)
        Accrued warranty costs                                         (358)            (25)
        Other liabilities                                               (10)            397
                                                               --------------  --------------
          Net cash provided by (used in) operating activities        12,270          (4,760)
                                                               --------------  --------------
 Cash flows from investing activities:
    Purchases of property and equipment                              (2,916)         (2,367)
    (Investment in) sales of marketable securities                  (10,639)          3,950
                                                               --------------  --------------
          Net cash (used in) provided by investing activities       (13,555)          1,583
                                                               --------------  --------------
 Cash flows from financing activities:
    Principal payments on debt                                          (20)            (18)
    Proceeds from issuance of common stock                              286             191
    Net proceeds from issuance of long-term debt                          -          10,354
                                                               --------------  --------------
          Net cash provided by financing activities                     266          10,527
                                                               --------------  --------------

 (Decrease) increase in cash and cash equivalents                    (1,019)          7,350
 Cash and cash equivalents, at beginning of period                   16,375           1,498
                                                               --------------  --------------
 Cash and cash equivalents, at end of period                       $ 15,356        $  8,848
                                                               ==============  ==============




          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months and six months ended June 29, 2002 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 29, 2002 and December 29, 2001 and the results of operations and cash flow for the periods presented.

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

(2)  MARKETABLE SECURITIES

Marketable securities at June 29, 2002 consist of United States government obligations, municipal bonds and certificates of deposits with a maturity greater than 90 days from the date of purchase. The Company classifies its debt and marketable equity securities as held-to-maturity. Held-to-maturity securities are carried at amortized cost. Securities held at June 29, 2002 carried an amortized cost of $10.6 million and a fair value of $10.7 million.

(3)  INVENTORIES

Inventories consist of the following (in thousands):

                                                   JUNE 29,      DECEMBER 29,
                                                     2002             2001
                                                --------------  --------------

         Raw materials                              $ 3,585          $1,824
         Work in progress                               181              26
         Finished goods                               7,201           6,236
                                                --------------  --------------
                                                    $10,967          $8,086
                                                ==============  ==============

(4)  LONG-TERM DEBT

In June 2001, the Company issued $11 million in principal amount of its senior secured notes (the "Notes") in a private placement. In addition, at the time of the original issuance of the Notes the holders of the Notes received warrants to purchase 4.4 million shares of the Company's common stock for $1.00 per share. The warrants expire in June 2006 and are subject to standard anti-dilution protections. On June 22, 2002 the Notes were converted into 11 million shares of common stock under mandatory conversion provisions of the Note agreement. As a result of this conversion, $9.5 million ($11 million in debt net of $1.5 million of unamoritized deferred costs associated with debt issuance classified as other assets on the Company's Consolidated Balance Sheet) has been reclassified as common stock and additional paid-in capital.

The Company's debt includes $5 million of senior secured debt financing (the "Debt"). The Debt has a five-year maturity and bears interest at 12% per annum. The Debt is subject to certain financial covenants consisting primarily of achieving minimum EBITDA levels. The Company was in compliance with the financial covenants at June 29, 2002.

The Company has outstanding a non-interest bearing subordinated convertible debenture ("debenture") with a principal amount of $4 million. The debenture is due November 10, 2005 and convertible at any time into 727,272 shares of the Company's common stock for $5.50 per share.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  NET INCOME (LOSS) PER COMMON SHARE

The following computations reconcile net income (loss) with net income (loss) per common share-basic and diluted (in thousands, except per share amounts).

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                ------------------------------  ------------------------------
            JUNE 29, 2002                                  WEIGHTED     PER                WEIGHTED     PER
            -------------                          NET      AVERAGE    SHARE       NET      AVERAGE    SHARE
                                                 INCOME     SHARES     AMOUNT    INCOME     SHARES     AMOUNT
                                                ---------  ---------  --------  ---------  ---------  --------
Net income                                       $ 2,563                         $ 5,807

BASIC EPS
Net income attributable to common shareholders     2,563     19,690    $ 0.13      5,807     19,038    $ 0.31
                                                ---------  ---------  ========  ---------  ---------  ========
EFFECT OF DILUTIVE SECURITIES
   Options                                             -      1,904                    -      1,629
   Common stock warrants                               -      2,964                    -      2,752
   Convertible debt                                  254      9,857                  563     10,429
                                                ---------  ---------            ---------  ---------
DILUTED EPS
Net income attributable to common shareholders
   plus assumed conversions                      $ 2,817     34,415    $ 0.08    $ 6,370     33,848     $ 0.19
                                                =========  =========  ========  =========  =========  =========

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                ------------------------------  ------------------------------
            JUNE 30, 2001                                  WEIGHTED     PER                WEIGHTED     PER
            -------------                          NET      AVERAGE    SHARE       NET      AVERAGE    SHARE
                                                  LOSS      SHARES     AMOUNT     LOSS      SHARES     AMOUNT
                                                ---------  ---------  --------  ---------  ---------  --------
Net loss                                         $(3,530)                       $(13,358)
                                                ---------                       ---------
BASIC AND DILUTED EPS
Net loss  attributable to common shareholders    $(3,530)   18 ,119    $(0.19)  $(13,358)    18,087     $(0.74)
                                                =========  =========  ========  =========  =========  =========

Additional potentially dilutive securities outstanding during the three months ended June 29, 2002 and June 30, 2001, of 2,896 and 4,459, respectively, and the six months ended June 29, 2002 and June 30, 2001, of 3,282 and 4,362, respectively, have been excluded from the EPS calculations because the effect on the calculation would have been anti-dilutive.

(6)  LITIGATION

In June of 1999, the Company and certain of its former officers and directors were named as defendants in a class action lawsuit filed in U.S. District Court in Minnesota. The suit, filed on behalf of purchasers of the Company's common stock between December 4, 1998 and June 7, 1999, alleges that the Company and the named former directors and officers failed to disclose or misrepresented certain information concerning the Company in violation of federal securities laws. The Company believes that the suit is without merit and has vigorously defended the matter.

In June of 2002, the Company consented to an agreement in principle negotiated by the Company's insurance carrier to settle this litigation. The settlement involves no cash or other payment obligation by the Company, and no admission of liability or wrongdoing by the Company. The settlement remains subject to negotiation of a definitive settlement agreement and approval of the court.

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

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  RISKS AND UNCERTAINTIES

The Company has supplier relationships with UPS, Conseco and WorldCom, who are in labor negotiations or experiencing liquidity concerns creating the potential for significant negative impact on our business in the event of any disruption or discontinuation of service. We are currently developing contingency plans to mitigate the risks associated with these supplier relationships.

We  have a  significant  reliance  upon  UPS for  delivery  of our  products  to customers. UPS is currently in labor negotiations. No assurance can be given that UPS will be able to avert labor difficulties or that UPS will not otherwise experience difficulties in meeting our requirements in the future. Any significant delay on deliveries to customers or increase in freight charges may have a material adverse effect on our business, financial condition and operating results. On July 16, 2002 UPS reported a tentative agreement had been reached pending approval by the union represented workers.

We offer our qualified customers an unsecured revolving credit arrangement to finance purchases from us through a private label consumer credit facility provided by Conseco Bank, Inc. (the "Bank"). The Bank's parent, Conseco Inc., has experienced financial and liquidity issues which could jeopardize the ability of the Bank to continue to provide consumer credit financing for our customers. Termination of our agreement with the Bank, or any material change to the terms of our agreement with the Bank or in the availability or terms of credit for our customers from the Bank, or any delay in securing replacement credit sources, could have a material adverse effect on our business, sales, results of operations and financial condition.

We have a reliance upon MCI WorldCom to provide the long distance service for our direct selling channel and customer service lines as well as communication between our stores, manufacturing facilities and corporate offices. On July 21, 2002 WorldCom filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Any disruption, discontinuation of service, delay in establishing an alternative provider at a time of disruption, or material change in rates could have a material adverse effect on our business, sales, customer service, results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE:

o    GENERAL AND INDUSTRY ECONOMIC TRENDS,
o    CONSUMER CONFIDENCE,
o    THE  EFFECTIVENESS  AND  EFFICIENCY  OF  OUR  ADVERTISING  AND  PROMOTIONAL
     EFFORTS,
o    CONSUMER ACCEPTANCE OF OUR PRODUCTS AND SLEEP TECHNOLOGY,
o    INDUSTRY COMPETITION,
o    OUR DEPENDENCE ON SIGNIFICANT SUPPLIERS OR SINGLE SOURCES OF SUPPLY,
o OUR SUPPLIER RELATIONSHIPS WITH UPS, CONSECO, AND WORLDCOM, WHO ARE IN LABOR NEGOTIATIONS OR EXPERIENCING LIQUIDITY CONCERNS AND THE POTENTIAL FOR SIGNIFICANT NEGATIVE IMPACT ON OUR BUSINESS IN THE EVENT OF ANY DISRUPTION OR DISCONTINUATION OF SERVICE, AND
o RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER PERIODIC REPORTS FILED WITH THE SEC.

THE COMPANY HAS NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

Select Comfort(R) is the leading manufacturer and retailer of premium quality, innovative adjustable-firmness air-beds and other sleep related products.

We  generate  revenue  by  selling  our  products  through  four   complementary
distribution channels. Three of these channels, retail, direct marketing and e-commerce, are Company-owned and sell directly to consumers, while our wholesale channel sells to leading bedding retailers and the QVC shopping channel. Sales directly to consumers through Company-owned channels generally generate higher gross margins than sales through our wholesale channels because we capture both the manufacturer and retailer margins. For wholesale and company-owned sales we record revenue at the time product is shipped to our customer, except when mattresses are delivered and set up by our home delivery employees, in which case revenue is recorded at the time the mattress is delivered and set up in the home. We reduce sales at the time revenue is recognized for estimated returns.

The proportion of our total net sales, by dollar volume, from each of these channels is summarized as follows:

                                      Three Months Ended      Six Months Ended
                                     --------------------   --------------------
                                      6/29/02    6/30/01     6/29/02    6/30/01
                                     ---------  ---------   ---------  ---------
       Stores                           73%        75%         74%        78%
       Direct Call Center               15%        15%         15%        15%
       E-commerce                        5%         3%          4%         3%
       Wholesale                         7%         7%          7%         4%

Our Company-owned retail store locations are summarized as follows:

                                      Three Months Ended      Six Months Ended
                                     --------------------   --------------------
                                      6/29/02    6/30/01     6/29/02    6/30/01
                                     ---------  ---------   ---------  ---------
       Beginning of period              324        326         328        333
       Opened                             2          3           3          5
       Closed                            (5)        (2)        (10)       (11)
                                     ---------  ---------   ---------  ---------
       End of period                    321        327         321        327
                                     =========  =========   =========  =========

Company-owned stores include leased space within 20 Bed, Bath & Beyond stores as of June 29, 2002 and 24 at June 30, 2001. We anticipate opening 12 stores and closing 3 stores during the last six months of 2002. Comparable store sales increased (decreased) for the three months ended June 29, 2002 and June 30, 2001 by 21.3% and (3.6)%, respectively. Comparable store sales increased (decreased) for the six months ended June 29, 2002 and June 30, 2001 by 18.6% and (5.2)%, respectively.

In 2002 our goal is to deliver profitable full year results and re-establish growth, driven by the following four strategic priorities:

o BUILDING CONSUMER AWARENESS - we plan to continue to build awareness of our unique bed and Sleep Number(R) brand by expanding advertising. In comparison to 2001 advertising spending in the first half of 2002 increased 13%. We plan to spend over 50% more on advertising in the second half of 2002 as compared to the second half of 2001 and will include increases in national advertising and stores supported by local TV and radio.
o EXPANDING PROFITABLE DISTRIBUTION - we plan to continue to improve and expand our distribution. Our Company-owned retail store base will be expanded with selective store additions and a pilot of new store design and remodels (7 stores). Wholesale distribution will also be expanded with new distribution through 13 Sleep America stores, in the third quarter, after having added approximately 40 Sleep Train stores in the second quarter of 2002.
o IMPROVING PRODUCT QUALITY, INNOVATION AND SERVICE LEVELS - we will continue to improve our products. Our track record of continuous improvement and innovation in beds will be continued in the second half of 2002. Accessories both for the top of the bed and under bed use will be expanded in the second half of 2002 as well.
o RIGHTSIZING OUR COST STRUCTURE - we will continue to apply the cost disciplines employed during our turnaround - looking to improve operating margins by identifying additional cost savings and maintaining cost increases below sales growth rates.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales.

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                        ----------------------------  ----------------------------
                                           JUNE 29,       JUNE 30,       JUNE 29,       JUNE 30,
                                             2002           2001           2002           2001
                                        -------------  -------------  -------------  -------------
Net sales                                   100.0%         100.0%         100.0%         100.0%
Cost of sales                                31.9           35.7           32.2           35.9
                                        -------------  -------------  -------------  -------------
  Gross margin                               68.1           64.3           67.8           64.1
                                        -------------  -------------  -------------  -------------
Operating expenses:
  Sales and marketing                        53.6           59.6           54.0           63.6
  General and administrative                 10.4            9.5            9.6           10.1
  Store closings and asset impairments        0.2            0.3            0.2            0.4
                                        -------------  -------------  -------------  -------------
      Total operating expenses               64.2           69.4           63.8           74.1
                                        -------------  -------------  -------------  -------------
Operating income (loss)                       3.9           (5.1)           4.0          (10.0)
Other income (expense), net                  (0.6)          (0.5)          (0.6)          (0.3)
                                        -------------  -------------  -------------  -------------
Income (loss) before income taxes             3.3           (5.6)           3.4          (10.3)
Income tax expense (benefit)                  0.0            0.0           (0.3)           0.1
                                        -------------  -------------  -------------  -------------
Net income (loss)                             3.3%          (5.6)%          3.7%         (10.4)%
                                        =============  =============  =============  =============

COMPARISON OF THREE MONTHS ENDED JUNE 29, 2002 WITH THREE MONTHS ENDED JUNE 30, 2001

Operating income for the second quarter 2002 totaled $3.0 million compared to an operating loss of $3.2 million for the second quarter of 2001. The improvement in profitability was a direct result of 23% higher sales and successful execution of cost restructuring efforts.

NET SALES
Net sales increased 23.3% to $77.3 million for the three months ended June 29, 2002 from $62.7 million for the three months ended June 30, 2001, due to an increase in mattress unit sales and higher average selling prices resulting primarily from improvements in product mix, lower discounts and lower return rates. The increase in net sales by sales channel was attributable to (i) a $9.8 million increase in sales from Company-owned retail stores, including an increase in comparable store sales of $9.7 million, (ii) a $2.1 million increase in direct marketing sales, (iii) a $1.6 million increase in sales through the Company's e-commerce channel and (iv) a $1.1 million increase in sales from the Company's wholesale channel.

GROSS MARGIN
Gross margin increased to 68.1% for the three months ended June 29, 2002 from 64.3% for the three months ended June 30, 2001, primarily due to lower cost promotional offerings, improved mix and reductions in manufacturing costs resulting from improved quality, greater manufacturing leverage, reduced warranty costs and savings in processing returned product.

SALES AND MARKETING
Sales and marketing expenses increased 10.6% to $41.4 million for the three months ended June 29, 2002 from $37.4 million for the three months ended June 30, 2001 and decreased as a percentage of net sales to 53.6% from 59.6% for the comparable prior year period. The increase was primarily due to increased investments in media and sales based compensation. The decrease as a percentage of net sales was attributable to greater leverage in media, media production and other marketing expenses. In addition, fixed selling expenses have been reduced and leveraged across a higher sales base.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 33.3% to $8.0 million for the three months ended June 29, 2002 from $6.0 million for the three months ended June 30, 2001 and increased as a percentage of net sales to 10.4% from 9.5% for the prior year period. The increase in general and administrative expenses in total and as a percentage of net sales was due primarily to accrued incentive compensation based on Company performance.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expense increased $15,000 to $157,000 for the three months ended June 29, 2002 from $142,000 for the three months ended June 30, 2001. In 2002, the expense includes $98,000 related to store closures and $59,000 related to the write-off of unusable fixtures due to store remodels.

OTHER INCOME (EXPENSE), NET
Other expense increased $67,000 to approximately $421,000 for the three months ended June 29, 2002 from $354,000 for the three months ended June 30, 2001. The increase is primarily due to interest expense from long-term debt.

INCOME TAX (BENEFIT) EXPENSE
There was no income tax expense for the three months ended June 29, 2002 and June 30, 2001.

COMPARISON OF SIX MONTHS ENDED JUNE 29, 2002 WITH SIX MONTHS ENDED JUNE 30, 2001

Operating income for the six months ended 2002 totaled $6.4 million compared to an operating loss of $12.9 million for the six months ended 2001. The improvement in profitability was a direct result of 24% higher sales and successful execution of cost restructuring efforts.

NET SALES
Net sales increased 23.6% to $158.5 million for the six months ended June 29, 2002 from $128.2 million for the six months ended June 30, 2001, due to an increase in mattress unit sales and higher average selling prices resulting primarily from improvements in product mix. The increase in net sales by sales channel was attributable to (i) a $17.7 million increase in sales from Company-owned retail stores, including an increase in comparable store sales of $18.0 million, (ii) a $5.2 million increase in direct marketing sales, (iii) a $2.9 million increase in sales through the Company's e-commerce channel and (iv) a $4.5 million increase in sales from the Company's wholesale channel.

GROSS MARGIN
Gross margin increased to 67.8% for the six months ended June 29, 2002 from 64.1% for the six months ended June 30, 2001, primarily due to lower cost promotional offerings, improved mix and reductions in manufacturing costs resulting from improved quality, greater manufacturing leverage, reduced warranty costs and savings in processing returned product.

SALES AND MARKETING
Sales and marketing expenses increased 4.9% to $85.6 million for the six months ended June 29, 2002 from $81.6 million for the six months ended June 30, 2001 and decreased as a percentage of net sales to 54.0% from 63.6% for the comparable prior-year period. The decrease as a percentage of net sales was attributable primarily to greater leverage in media, media production and other marketing expenses. In the first quarter 2001 we introduced the Sleep Number ad campaign, launching initial markets with heavy advertising spending, and developed the creative material to support the ongoing campaign. In addition, fixed selling expenses have been reduced and leveraged across a higher sales base.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 16.9% to $15.2 million for the six months ended June 29, 2002 from $13.0 million for the six months ended June 30, 2001 and decreased as a percentage of net sales to 9.6% from 10.1% for the comparable prior-year period. The increase was primarily a result of accrued incentive compensation based on Company performance. The decrease in general and administrative expenses as a percentage of net sales was due to leverage across a higher sales base.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expense decreased $279,000 to $209,000 for the six months ended June 29, 2002 from $488,000 for the six months ended June 30, 2001. In 2002, the expense includes $150,000 related to store closures and $59,000 related to the write-off of unusable fixtures due to store remodels. In 2001, the expense included $150,000 related to store closures and $338,000 related primarily to the write-off of unusable fixtures for merchandising of our sleeper sofa products and for unusable leased space.

OTHER INCOME (EXPENSE), NET
Other expense increased $515,000 to approximately $894,000 for the six months ended June 29, 2002 from $379,000 for the six months ended June 30, 2001. The increase is primarily due to interest expense from long-term debt initiated in June and September of 2001.

INCOME TAX (BENEFIT) EXPENSE
Income tax (benefit) expense changed $463,000 as compared to the six months ended June 30, 2001. The $348,000 income tax benefit for the six months ended June 29, 2002 was due to a federal tax law change in the first quarter of 2002 allowing for the carryback of certain losses to prior periods, while the Company recorded $115,000 of income tax expense in the six month period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of liquidity has been the sale of equity securities. Our most recent source of capital has been from the completion of our $11.0 million convertible debt offering in June 2001 and $5.0 million senior secured term debt financing completed in September 2001. The $11.0 million in convertible debt was converted to equity in the second quarter of 2002. In addition, we generated cash from operations for the full year in 2001 and during the first half of 2002. Substantially all of our assets are pledged as collateral for the senior secured debt offering. We are currently pursuing a bank revolving line of credit. While not necessary for short- or long-term liquidity needs, this line would provide additional cash flexibility. Barring any unexpected significant external or internal developments, we expect current cash balances on hand and cash generated from operations to be sufficient to meet our short-term and long-term liquidity needs.

Net cash provided by operating activities for the six months ended June 29, 2002 was approximately $12.3 million and consisted primarily of the net income adjusted for non-cash expenses, decreases in other assets and increases in accrued compensation and benefits and other accrued liabilities, partially offset by increases in inventories. The inventory increase is primarily a function of timing of purchases and size of QVC shows. The increase in accrued compensation is a result of increases in incentive pay accruals. The increase in accrued liabilities is related to the timing of cash received on customer orders in advance of customer shipments at the end of the quarter. Net cash used in operating activities for the six months ended June 30, 2001 was approximately $4.8 million and consisted primarily of the net loss adjusted for non-cash expenses, partially offset by decreases in inventories and increases in accounts payable. The increase in accounts payable related primarily to the deferral of certain supplier payments during the first half of 2001. These deferrals have subsequently been paid. Decreases in inventory balances were a result of specific initiatives to reduce inventory balances at our manufacturing locations.

Net cash used in investing activities was approximately $13.6 million for the six months ended June 29, 2002. Net cash provided by investing activities was $1.6 million for the six months ended June 30, 2001. Investing activities consisted primarily of purchases of property and equipment for new retail stores and information technology system development costs. In 2002 we invested $10.6 million of cash in short-term marketable securities, while in 2001 we liquidated $4.0 million of marketable securities to support continuing operations.

Net cash provided by financing activities was approximately $266,000 for the six months ended June 29, 2002 from the issuance of common stock, net of debt repayments and $10.5 million for the six months ended June 30, 2001 which consisted primarily of net proceeds from issuance of long-term debt.

At June 29, 2002, we had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $34.2 million expiring between the years 2003 and 2022. We have not recorded any value in our Consolidated Balance Sheet for the potential future benefit of these NOLs, or for additional deferred tax assets. As a result of the Company's improved financial performance, the Company in future quarters may restore its deferred tax asset currently valued at approximately $22.6 million and recognize an income tax benefit in the Statement of Operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations at June 29, 2002, of $5 million carry fixed interest rates of 12%. As this instrument bears interest at a fixed rate over the life of the instrument, the Company does not believe it has significant exposure to interest rate risk.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June of 1999, the Company and certain of its former officers and directors were named as defendants in a class action lawsuit filed in U.S. District Court in Minnesota. The suit, filed on behalf of purchasers of the Company's common stock between December 4, 1998 and June 7, 1999, alleges that the Company and the named former directors and officers failed to disclose or misrepresented certain information concerning the Company in violation of federal securities laws. The Company believes that the suit is without merit and has vigorously defended the matter. In June 2002, the Company consented to an agreement in principle negotiated by the Company's insurance carrier to settle this litigation. The settlement involves no cash or other payment obligation by the Company, and no admission of liability or wrongdoing by the Company. The settlement remains subject to negotiation of a definitive settlement agreement and approval of the court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Shareholders was held on May 17, 2002. The following individuals were elected as Directors of the Company at the Annual Meeting to serve for terms of three years expiring at the 2005 Annual Meeting of Shareholders or until their successors are elected and qualified. Shares voted in favor of these Directors and shares withheld were as follows:

         Christopher P. Kirchen
                              Shares For                   17,025,565
                              Shares Withheld                  21,886

         Jean-Michel Valette
                              Shares For                   17,027,810
                              Shares Withheld                  19,641

         In addition to the Directors named above, the following Directors' terms continued after the Annual Meeting and will expire at the Annual Meeting of Shareholders in the year indicated below:

                                                            TERM EXPIRES
                                         NAME
                             Patrick A. Hopf                    2003
                             Ervin R. Shames                    2003
                             Thomas J. Albani                   2004
                             David T. Kollat                    2004
                             William R. McLaughlin              2004

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS.
               --------

                  EXHIBIT
                  NUMBER                           DESCRIPTION
                  -------                          -----------
                   99.1                            Certification
                   99.2                            Certification

         (b)   REPORTS ON FORM 8-K
               -------------------

               During the quarter ended June 29, 2002, the Company filed five Current Reports on Form 8-K. The Report consisted of the following:

               (i) Current Report filed April 4, 2002, announcing first quarter net sales for March 30, 2002.

               (ii) Current Report filed April 16, 2002,  announcing comments on unaudited results for the first quarter ended March 30, 2002.

               (iii)Current  Report filed May 16, 2002,  announcing  information presented at the Annual Meeting on May 15, 2002.

               (iv) Current   Report  filed  June  26,  2002,   announcing   the
                    conversion of $11 million in convertible notes.

               (v)  Current   Report  filed  June  28,  2002,   announcing   the
                    settlement of the shareholder litigation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SELECT COMFORT CORPORATION



                                    /s/ William R. McLaughlin
                                    --------------------------------------------
August 12, 2002                     William R. McLaughlin
                                    President and Chief Executive Officer
                                    (principal executive officer)




                                    /s/ James C. Raabe
                                    --------------------------------------------
                                    James C. Raabe
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

   EXHIBIT NUMBER                 DESCRIPTION                       LOCATION
   --------------                 -----------                       --------

        99.1          Certification.........................     Filed herewith.
        99.2          Certification.........................     Filed herewith.