Form 10-Q
period 2002-09-28
SELECT COMFORT CORP
filed 2002-11-12
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 28, 2002


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]


As of September 28, 2002, 29,664,326 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                        Page No.
                                                                        --------

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
           September 28, 2002 and December 29, 2001.........................  3

           Consolidated Statements of Operations
           for the Three Months and Nine Months ended
           September 28, 2002 and September 29, 2001................ .......  4

           Consolidated Statements of Cash Flows
           for the Nine Months ended September 28, 2002
           and September 29, 2001...........................................  5

           Notes to Consolidated Financial Statements................ ......  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................... 11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....... 16

Item 4.    Disclosure Controls and Procedures............................... 16

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings.............................................. 17

Item 2.      Changes in Securities and Use of Proceeds...................... 17

Item 3.      Defaults Upon Senior Securities................................ 17

Item 4.      Submission of Matters to a Vote of Security Holders............ 17

Item 5.      Other Information.............................................. 17

Item 6.      Exhibits and Reports on Form 8-K............................... 18

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   (UNAUDITED)
                                                                                  SEPTEMBER 28,       DECEMBER 29,
                                                                                       2002               2001
                                                                                 -----------------  -----------------
                                     ASSETS
 Current assets:
    Cash and cash equivalents                                                         $ 24,400           $ 16,375
    Marketable securities - current (note 2)                                            12,681                  -
    Accounts receivable, net of allowance for doubtful
       accounts of $311                                                                  2,763              2,623
    Inventories (note 3)                                                                 9,163              8,086
    Prepaid expenses                                                                     4,737              3,588
    Deferred tax assets (note 5)                                                        11,749                  -
                                                                                 -----------------  -----------------
         Total current assets                                                           65,493             30,672
 Marketable securities - non-current (note 2)                                            2,877                  -
 Property and equipment, net                                                            29,094             30,882
 Deferred tax assets (note 5)                                                            5,777                  -
 Other assets (note 4)                                                                   3,674              5,882
                                                                                 -----------------  -----------------
         Total assets                                                                $ 106,915           $ 67,436
                                                                                 =================  =================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt                                           $        11        $        28
    Accounts payable                                                                    19,905             15,216
    Accruals:
      Sales returns                                                                      3,538              3,624
      Compensation and benefits                                                         10,953              7,179
      Taxes and withholding                                                              2,623              3,032
      Customer prepayments                                                               3,833              1,263
      Other                                                                              5,478              4,069
                                                                                 -----------------  -----------------
         Total current liabilities                                                      46,341             34,411
 Long-term debt, less current maturities (note 4)                                        7,385             17,109
 Accrued warranty costs                                                                  3,088              5,030
 Other liabilities                                                                       3,999              4,114
                                                                                 -----------------  -----------------
         Total liabilities                                                              60,813             60,664
                                                                                 -----------------  -----------------

 Shareholders' equity: (note 4)
    Undesignated preferred stock; 5,000,000 shares authorized,
       no shares issued and outstanding                                                      -                  -
    Common stock, $.01 par value; 95,000,000 shares authorized,
       29,664,326 and 18,302,307 shares issued and outstanding, respectively               297                183
    Additional paid-in capital                                                          91,492             81,687
    Accumulated deficit                                                                (45,687)           (75,098)
                                                                                 -----------------  -----------------
         Total shareholders' equity                                                     46,102              6,772
                                                                                 -----------------  -----------------
         Total liabilities and shareholders' equity                                  $ 106,915           $ 67,436
                                                                                 =================  =================


          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    ----------------------------------- -----------------------------------
                                                     SEPTEMBER 28,     SEPTEMBER 29,     SEPTEMBER 28,     SEPTEMBER 29,
                                                          2002              2001              2002              2001
                                                    ----------------- ----------------- ----------------- -----------------

Net sales                                                $ 85,056          $ 64,148         $ 243,532         $ 192,346
Cost of sales                                              25,539            21,192            76,610            67,231
                                                    ----------------- ----------------- ----------------- -----------------
   Gross margin                                            59,517            42,956           166,922           125,115
                                                    ----------------- ----------------- ----------------- -----------------
Operating expenses:
   Sales and marketing                                     44,575            37,048           130,183           118,616
   General and administrative                               9,085             5,285            24,320            18,252
   Store closings and asset impairments                        24                20               233               508
                                                    ----------------- ----------------- ----------------- -----------------
        Total operating expenses                           53,684            42,353           154,736           137,376
                                                    ----------------- ----------------- ----------------- -----------------
Operating income (loss)                                     5,833               603            12,186           (12,261)
                                                    ----------------- ----------------- ----------------- -----------------
Other income (expense):
   Interest income                                            178                59               407               174
   Interest expense                                          (278)             (422)           (1,401)             (774)
   Other, net                                                 (20)              (13)              (20)             (155)
                                                    ----------------- ----------------- ----------------- -----------------
        Other income (expense), net                          (120)             (376)           (1,014)             (755)
                                                    ----------------- ----------------- ----------------- -----------------
Income (loss) before income taxes                           5,713               227            11,172           (13,016)
Income tax (benefit) expense (note 5)                     (17,891)                -           (18,239)              115
                                                    ----------------- ----------------- ----------------- -----------------
Net income (loss)                                         $23,604             $ 227          $ 29,411          $(13,131)
                                                    ================= ================= ================= =================

Net income (loss) per share (note 6 and 7) - basic         $ 0.80            $ 0.01            $ 1.30           $ (0.72)
                                                    ================= ================= ================= =================
Weighted average shares - basic                            29,634            18,179            22,570            18,118
                                                    ================= ================= ================= =================

Net income (loss) per share (note 6 and 7 - diluted        $ 0.69            $ 0.01            $ 0.88            $(0.72)
                                                    ================  ================= ================= =================
Weighted average shares - diluted                          34,203            18,953            33,941            18,118
                                                    ================  ================= ================= =================

          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                               -----------------------------------
                                                                SEPTEMBER 28,      SEPTEMBER 29,
                                                                     2002              2001
                                                               -----------------  ----------------
 Cash flows from operating activities:
    Net income (loss)                                              $  29,411          $ (13,131)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in ) operating activities:
       Depreciation and amortization                                   7,220              7,522
       Loss on disposal of assets                                        249                539
       Deferred tax assets                                           (17,526)                 -
       Change in operating assets and liabilities:
         Accounts receivable, net                                       (140)             2,104
         Inventories                                                  (1,077)             3,468
         Prepaid expenses                                             (1,149)               412
         Other assets                                                  1,503             (1,096)
         Accounts payable                                              4,689              1,362
         Accrued sales returns                                           (86)            (1,795)
         Accrued compensation and benefits                             3,774                (78)
         Accrued taxes and withholding                                  (409)              (114)
         Accrued consumer prepayments                                  2,570               (531)
         Other accrued liabilities                                       756                167
         Accrued warranty costs                                       (1,289)              (616)
         Other liabilities                                              (115)               400
                                                               -----------------  ----------------
            Net cash provided by (used in) operating activities       28,381             (1,387)
                                                               -----------------  ----------------
 Cash flows from investing activities:
    Purchases of property and equipment                               (5,203)            (3,918)
    Investments in marketable securities                             (23,605)                 -
    Proceeds from maturity of marketable securities                    8,047              3,950
                                                               -----------------  ----------------
            Net cash (used in) provided by investing activities      (20,761)                32
                                                               -----------------  ----------------
 Cash flows from financing activities:
    Principal payments on debt                                           (22)               (29)
    Proceeds from issuance of common stock                               427                281
    Net proceeds from issuance of long-term debt                           -             15,040
                                                               -----------------  ----------------
            Net cash provided by financing activities                    405             15,292
                                                               -----------------  ----------------
 Increase in cash and cash equivalents                                 8,025             13,937
 Cash and cash equivalents, at beginning of period                    16,375              1,498
                                                               -----------------  ----------------
 Cash and cash equivalents, at end of period                        $ 24,400           $ 15,435
                                                               =================  ================


          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months and nine months ended September 28, 2002 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 28, 2002 and December 29, 2001 and the results of operations and cash flow for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and related notes included in the Company's Annual Report to Shareholders and its Form 10-K for the fiscal year ended December 29, 2001. Operating results for the Company on a quarterly basis may not be indicative of operating results for the full year. No new accounting pronouncements have been issued that are expected to have a material effect on the Company's financial statements.

(2)  MARKETABLE SECURITIES

The Company invests its cash in investment grade highly liquid debt instruments issued by the US government and related agencies, municipalities and in commercial paper issued by companies with investment grade ratings. The Company's investments have an original maturity of up to 24 months with an average time to maturity of 130 days as of September 28, 2002. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. The Company's debt and marketable equity securities are classified as held-to-maturity and are carried at amortized cost. Securities held at September 28, 2002 carried an amortized cost of $15.6 million and a fair value of $15.6 million.


(3)  INVENTORIES

Inventories consist of the following (in thousands):

                                            SEPTEMBER 28,       DECEMBER 29,
                                                 2002               2001
                                           -----------------  -----------------

 Raw materials                                       $2,493             $1,824
 Work in progress                                       116                 26
 Finished goods                                       6,554              6,236

                                           -----------------  -----------------
                                                     $9,163             $8,086
                                           =================  =================

(4)  LONG-TERM DEBT

In June 2001, the Company issued $11 million in principal amount of its senior secured notes (the "Notes") in a private placement. In addition, at the time of the original issuance of the Notes, the holders of the Notes received warrants to purchase 4.4 million shares of the Company's common stock for $1.00 per share. The warrants expire in June 2006 and are subject to standard anti-dilution protections. On June 22, 2002 the Notes were converted into 11 million shares of common stock under mandatory conversion provisions of the Note agreement. As a result of this conversion, $9.5 million ($11 million in debt net of $1.5 million of unamoritized deferred costs associated with debt issuance classified as other assets on the Company's Consolidated Balance Sheet) has been reclassified as common stock and additional paid-in capital.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's debt includes $5 million of senior secured debt financing (the "Debt"). The Debt has a five-year maturity and bears interest at 12% per annum. The Debt is subject to certain financial covenants consisting primarily of fixed charge coverage ratios. The Company has remained in full compliance with the financial covenants from the time of issuance of the Debt through September 28, 2002. The Company, as of September 28, 2002, had unamortized discount and debt issuance costs associated with the Debt totaling $518,927 and $129,730, respectively. The Company is considering prepayment of the Debt, in which case the remaining unamortized discount and debt issuance costs would be expensed as an extraordinary item in the transaction period.

The Company has outstanding, a non-interest bearing subordinated convertible debenture ("debenture") with a principal amount of $4 million, and a current unamortized cost of $1.1 million. The debenture is due November 10, 2005 and is convertible at any time at $5.50 per share, which would result in the issuance of 727,272 shares of the Company's common stock.

(5)  INCOME TAXES

During the three month period ended September 28, 2002, the Company recorded an income tax benefit of $17.9 million dollars which was the result of a reduction in the valuation allowance for deferred tax assets. The reduction in the valuation allowance follows the Company's return to profitability as a result of cost restructuring efforts in 2000 and 2001 and increase in sales in 2002. The Company believes that it is more likely than not that it will generate sufficient taxable income to utilize its deferred tax assets, including net operating loss carryforwards, within any applicable carryover periods.

The tax effects of temporary differences that give rise to deferred tax assets at September 28, 2002 are as follows (in thousands):


        Deferred tax assets:
          Current:
             Net operating loss carryforwards                      $8,949
             Inventory, warranty, and returns reserves              3,298
             Allowance for doubtful accounts                          129
             Other                                                  2,274
          Long term:
             Net operating loss carryforwards                       2,056
             Other                                                  4,362
                                                            ---------------
                  Total gross deferred tax assets                  21,068
        Valuation allowance                                        (3,542)
                                                            ---------------
                  Total net deferred tax assets                   $17,526
                                                            ===============

At September 28, 2002, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $29.0 million, $0.1 million expiring between the years 2003 and 2006, the remainder expiring between 2020 and 2021.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  NET INCOME (LOSS) PER COMMON SHARE

The following computations reconcile net income (loss) with net income (loss) per common share-basic and diluted (in thousands, except per share amounts):


                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                               -------------------------------------- -------------------------------------
                                                              WEIGHTED                             WEIGHTED
              SEPTEMBER 28, 2002                   NET        AVERAGE     PER SHARE      NET        AVERAGE     PER SHARE
              ------------------
                                                 INCOME        SHARES       AMOUNT      INCOME      SHARES        AMOUNT
                                               ------------  -----------  ----------- ----------- ------------  -----------
Net income                                       $ 23,604                              $ 29,411

BASIC EPS
Net income attributable to common shareholders     23,604       29,634       $ 0.80      29,411       22,570       $ 1.30
                                               ------------  -----------  =========== ----------- ------------  ===========

EFFECT OF DILUTIVE SECURITIES
    Options                                             -       1,743                        -        1,654
    Common stock warrants                               -       2,826                        -        2,765
    Convertible debt                                    -           -                      563        6,952
                                               ------------  -----------               ----------- ------------

DILUTED EPS
Net income attributable to common shareholders
     plus assumed conversions                    $ 23,604      34,203       $ 0.69    $ 29,974       33,941       $ 0.88
                                              ============  ===========  =========== =========== ============  ===========

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                              -------------------------------------  ------------------------------------
                                                            WEIGHTED                              WEIGHTED
             SEPTEMBER 29, 2001                   NET       AVERAGE     PER SHARE       NET       AVERAGE    PER SHARE
             ------------------                 INCOME       SHARES       AMOUNT       LOSS        SHARES      AMOUNT
                                              ------------ -----------  -----------  ----------  ----------- ------------

Net income/(loss)                                   $ 227                            $(13,131)

BASIC EPS
Net income/(loss) attributable to common
   shareholders                                       227      18,179        $0.01   $(13,131)       18,118      $(0.72)
                                              ------------  ----------- ============ ----------- ------------ ============

EFFECT OF DILUTIVE SECURITIES
    Options                                             -         277                       -             -
    Common stock warrants                               -         497                       -             -
    Convertible debt                                    -           -                       -             -
                                              ------------  -----------              ----------- ------------

DILUTED EPS
Net income/(loss) attributable to common
   shareholders plus assumed conversions            $ 227      18,953         $0.01  $(13,131)      18,118       $(0.72)
                                              ============  ===========  =========== ==========  =========== ============

Additional potentially dilutive securities ("securities") totaling 3,208 and 3,283 for the three-and nine-month periods ended September 28, 2002, have been excluded from diluted EPS because the securities' exercise price was greater than the average market price of the Company's common shares.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  PRO FORMA NET INCOME AND NET INCOME PER DILUTED SHARE

During the three-month period ended September 28, 2002, the Company recorded a non-recurring, non-operating, non-cash addition to earnings of $17.9 million. The addition to earnings reflects the expected future tax benefits from net operating loss carry-forwards and other deferred tax assets. Due to the non-recurring nature of this transaction, and to aid in comparability of the Company's financial results on a going-forward basis, presented below is a reconciliation of net income as reported under Generally Accepted Accounting Principles (GAAP) and pro forma net income adjusted for the restoration of deferred tax assets and other non-recurring income tax benefits and adjusting for estimated income taxes utilizing an effective tax rate of 38 percent. Pro-forma net income compared to GAAP net income for the three- and nine-month periods ended September 28, 2002 are as follows (in thousands, except per share amounts):

                                                            PRO FORMA                   GAAP
                                                        THREE MONTHS ENDED       THREE MONTHS ENDED
                                                        SEPTEMBER 28, 2002       SEPTEMBER 28, 2002
                                                     ------------------------- ------------------------

    Income before income taxes                               $ 5,713                  $  5,713

    Pro forma income taxes at 38%                             (2,171)                        -
    Restoration of deferred tax assets and
    other income tax benefits                                      -                    17,891
                                                     ------------------------- ------------------------
    Net income                                               $ 3,542                  $ 23,604
                                                     ========================= ========================

    Weighted average shares - diluted                         34,203                    34,203
                                                     ========================= ========================
    Net income per diluted share                              $ 0.10                  $   0.69
                                                     ========================= ========================

                                                            PRO FORMA                   GAAP
                                                        NINE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 28, 2002       SEPTEMBER 28, 2002
                                                     ------------------------- ------------------------

    Income before income taxes                               $11,172                  $ 11,172

    Pro forma income taxes at 38%                             (4,245)                        -
    Restoration of deferred tax assets and
    other income tax benefits                                      -                    18,239
                                                     ------------------------- ------------------------
    Net income                                               $ 6,927                  $ 29,411
                                                     ------------------------- ------------------------
    Income effect of dilutive securities                         563                       563
    Net income attributable to common shareholders           $ 7,490                  $ 29,974
                                                     ========================= ========================

    Weighted average shares - diluted                         33,941                    33,941
                                                     ========================= ========================
    Net income per diluted share                              $ 0.22                  $   0.88
                                                     ========================= ========================

(8)  LITIGATION

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

The Company has consented to a settlement of this litigation negotiated by the Company's insurance carrier. The settlement is covered by insurance and involves no cash or other payment obligation by the Company, and no admission of liability or wrongdoing by the Company. The settlement is not expected to have any impact on the Company's results of operations or financial condition. The settlement will be submitted to the Court for preliminary approval on December 13, 2002. The Company expects the Court will then set a schedule for notice to the class and a hearing date for final approval of the settlement. At the hearing for final approval, the Court will hear any objections to the settlement or its terms. The Company expects the final hearing on the settlement to occur within six months of the date the Court grants preliminary approval of the settlement.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(9)  RISKS AND UNCERTAINTIES

The Company has  supplier  relationships  with Conseco and  WorldCom,  which are experiencing liquidity concerns. If these liquidity concerns create a significant disruption in the business of these suppliers, there is potential for significant negative impact on the Company's business from any disruption or discontinuation of service. The Company is currently developing contingency plans to mitigate the risks associated with these supplier relationships.

The Company offers qualified customers an unsecured revolving credit arrangement to finance purchases through a private label consumer credit facility provided by Conseco Bank, Inc. (the "Bank"). The Bank's parent, Conseco Inc., has experienced financial and liquidity issues which could jeopardize the ability of the Bank to continue to provide consumer credit financing for the Company's customers. Termination of the agreement with the Bank, or any material change to the terms of the agreement with the Bank or in the availability or terms of credit for the Company's customers from the Bank, or any delay in securing replacement credit sources, could have a material adverse effect on the Company's business, sales, results of operations and financial condition.

The Company has an agreement with WorldCom to provide the long distance service for the Company's direct selling channel and customer service lines as well as communication between the Company's stores, manufacturing facilities and corporate offices. On July 21, 2002 WorldCom filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Any disruption, discontinuation of service, delay in establishing an alternative provider at a time of disruption, or material change in rates could have a material adverse effect on the Company's business, sales, customer service, results of operations and financial condition.

The Company acquires certain components for its products from companies that are normally imported through the West Coast. To date, the Company has been able to avoid any disruption of production which might result from work stoppages by the U.S. West Coast port workers by arranging for its components to be imported through alternative shipping methods. However, a long work stoppage involving West Coast port workers, or a similar work stoppage involving East Coast port workers, could increase the cost of obtaining materials or result in delays in receiving materials, which could materially and adversely affect the Company's results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE:

o    GENERAL AND INDUSTRY ECONOMIC TRENDS,
o    CONSUMER CONFIDENCE AND SPENDING,
o THE EFFECTIVENESS AND EFFICIENCY OF OUR ADVERTISING AND PROMOTIONAL EFFORTS, o ADVERTISING RATES,
o    CONSUMER  ACCEPTANCE OF OUR PRODUCTS AND SLEEP TECHNOLOGY,
o    INDUSTRY COMPETITION,
o    OUR DEPENDENCE ON SIGNIFICANT SUPPLIERS OR SINGLE SOURCES OF SUPPLY,
o OUR SUPPLIER RELATIONSHIPS WITH CONSECO, AND WORLDCOM, WHICH ARE EXPERIENCING LIQUIDITY CONCERNS, AND THE POTENTIAL FOR SIGNIFICANT NEGATIVE IMPACT ON OUR BUSINESS IN THE EVENT OF ANY DISRUPTION OR DISCONTINUATION OF SERVICE,
o GOVERNMENTAL REGULATION, INCLUDING ANTICIPATED FUTURE REGULATION OF DIRECT MARKETING TELEPHONE SOLICITATIONS AND BEDDING FLAMMABILITY STANDARDS, AND
o RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER PERIODIC REPORTS FILED WITH THE SEC.

THE COMPANY HAS NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

Select Comfort(R) is the leading manufacturer and retailer of premium quality, innovative adjustable-firmness air-beds and other sleep related products.

We  generate  revenue  by  selling  our  products  through  four   complementary
distribution channels. Three of these channels, retail, direct marketing and e-commerce, are Company-owned and sell directly to consumers, while our wholesale channel sells to leading bedding retailers and the QVC shopping channel. Sales directly to consumers through Company-owned channels generally generate higher gross margins than sales through our wholesale channels because we capture both the manufacturer and retailer margins. For wholesale and Company-owned sales, we record revenue at the time product is shipped to our customer, except when mattresses are delivered and set up by our home delivery employees, in which case revenu is recorded at the time the mattress is delivered and set up in the home. Shipping and handling costs are reported as a component of sales and marketing expenses. We reduce sales at the time revenue is recognized for estimated returns.

The proportion of our total net sales, by dollar volume, from each of these channels is summarized as follows:

                              Three Months Ended          Nine Months Ended
                            -----------------------     -----------------------
                             9/28/02      9/29/01        9/28/02      9/29/01
                            -----------  ----------     -----------  ----------
  Stores                       78%          79%            76%          78%
  Direct Call Center           14%          15%            15%          15%
  E-commerce                    5%           4%             4%           3%
  Wholesale                     3%           2%             5%           4%

Our Company-owned retail store locations are summarized as follows:

                              Three Months Ended          Nine Months Ended
                             ----------------------     -----------------------
                              9/28/02      9/29/01        9/28/02      9/29/01
                            -----------  ----------     -----------  ----------
  Beginning of period             321          327            328         333
  Opened                            4            2              7           7
  Closed                           (2)          (2)           (12)        (13)
                            -----------  ----------     -----------  ----------
  End of period                   323          327            323         327
                            ===========  ==========     ===========  ==========

Company-owned stores include leased space within 20 Bed, Bath & Beyond stores as of September 28, 2002 and 24 at September 29, 2001. We anticipate opening 8 stores and closing 6 stores during the last three months of 2002. Comparable store sales increased (decreased) for the three months ended September 28, 2002 and September 29, 2001 by 32% and (7)%, respectively. Comparable store sales increased (decreased) for the nine months ended September 28, 2002 and September 29, 2001 by 23% and (6)%, respectively.

In 2002 our goal is to deliver profitable full year results and re-establish growth, driven by the following four strategic priorities:

o INCREASE BRAND AND PRODUCT AWARENESS - we plan to continue to build awareness of our unique bed and Sleep Number(R) brand by expanding advertising. In comparison to 2001, advertising spending in the first nine months of 2002 increased 25%. We plan to spend over 50% more on advertising in the fourth quarter of 2002 as compared to the fourth quarter of 2001, which will include increases in national advertising and the number of stores supported by local TV and radio.
o EXPANDING PROFITABLE DISTRIBUTION - we plan to continue to improve and expand our distribution. Our plans include Company-owned retail store base expansion through the addition of eight new stores (net addition of two after closing six existing stores) in the fourth quarter and 20 to 30 new stores in 2003. We completed remodeling seven stores in the third quarter of 2002, and plan to remodel approximately 100 of our existing stores in 2003 to reinforce the Sleep Number(R)brand. We expanded wholesale distribution with our relationship with Sleep America (13 stores in Phoenix and Tucson) in the third quarter, after beginning our relationship with Sleep Train (approximately 40 stores in San Francisco, Sacramento and San Diego) in the second quarter of 2002. We plan to selectively investigate new opportunities to partner with other retailers in key markets, as well as continue our successful partnership with QVC.
o IMPROVING PRODUCT QUALITY AND ACCELERATING INNOVATION - we will continue to improve our products. Our track record of continuous improvement and innovation in beds will be continued in the fourth quarter of 2002 with the October launch of the redesigned Sleep Number(R)7000 - the Company's luxury model. Accessories both for the top of the bed and under bed use will be expanded in the fourth quarter of 2002, with the introduction of the Personalized Warmth CollectionTM of dual-weight comforters, blankets and mattress pads, and an under-bed drawer system and proprietary leg system. In 2003 we plan to introduce new Sleep Number(R)bed models, expand the distribution of the Company's adjustable foundation nationally, and reintroduce our sofa sleeper product.
o STRENGTHEN OUR FINANCIAL POSITION - we will continue to apply the cost disciplines employed during our turnaround. Having achieved five consecutive quarters of profitability, we are now focused on further strengthening our financial position by leveraging fixed operating costs, improving operating margins by identifying additional cost savings and maintaining cost increases at rates well below sales growth rates, and replacing our 12% coupon debt with a lower cost credit facility.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales.


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    ----------------------------------- -----------------------------------
                                                     SEPTEMBER 28,     SEPTEMBER 29,     SEPTEMBER 28,      SEPTEMBER 29,
                                                          2002              2001              2002              2001
                                                    ----------------- ----------------- -----------------  ----------------
        Net sales                                        100.0%            100.0%            100.0%            100.0%
        Cost of sales                                     30.0              33.0              31.5              35.0
                                                    ----------------- ----------------- -----------------  ----------------
           Gross margin                                   70.0              67.0              68.5              65.0
                                                    ----------------- ----------------- -----------------  ----------------
        Operating expenses:
           Sales and marketing                            52.4              57.8              53.4              61.7
           General and administrative                     10.7               8.2              10.0               9.5
           Store closings and asset impairments            0.0               0.0               0.1               0.3
                                                    ----------------- ----------------- -----------------  ----------------
                Total operating expenses                  63.1              66.0              63.5              71.4
                                                    ----------------- ----------------- -----------------  ----------------
        Operating income (loss)                            6.9               1.0               5.0              (6.4)
        Other expense, net                                (0.2)             (0.6)             (0.4)             (0.4)
                                                    ----------------- ----------------- -----------------  ----------------
        Income (loss) before income taxes                  6.7               0.4               4.6              (6.8)
        Income tax benefit                               (21.1)              0.0              (7.5)              0.0
                                                    ----------------- ----------------- -----------------  ----------------
        Net income (loss)                                 27.8%              0.4%             12.1%             (6.8)%
                                                    ================= ================= =================  ================

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 28, 2002 WITH THREE MONTHS ENDED SEPTEMBER 29, 2001

Operating income for the third quarter 2002 totaled $5.8 million compared to $0.6 million for the third quarter of 2001. The improvement in profitability was a direct result of 33% higher sales and successful execution of cost restructuring efforts. Net income for the three months ended September 28, 2002 was increased by a $17.9 million non-recurring, non-cash, non-operating income tax benefit due to the expected realization of tax benefits from net operating loss carry-forwards and other deferred tax assets.

NET SALES
Net sales increased 33% to $85.1 million for the three months ended September 28, 2002 from $64.1 million for the three months ended September 29, 2001, due to an 18% increase in mattress unit sales and higher average selling prices resulting primarily from improvements in product mix and lower return rates. The increase in net sales by sales channel was attributable to (i) a $16.2 million increase in sales from Company-owned retail stores, including an increase in comparable store sales of $15.8 million, (ii) a $2.3 million increase in direct marketing sales, (iii) a $1.4 million increase in sales through the Company's e-commerce channel and (iv) a $1.0 million increase in sales from the Company's wholesale channel.

GROSS MARGIN
Gross margin increased to 70.0% for the three months ended September 28, 2002 from 67.0% for the three months ended September 29, 2001, primarily due to improved product sales mix, savings in processing returned product, reduced warranty claim rates resulting from improved product quality and greater manufacturing leverage. In addition, there was a non-recurring positive improvement of approximately 0.7% on margin resulting from an adjustment of warranty reserves following continued improvements in claim rates due to product quality improvements.

SALES AND MARKETING
Sales and marketing expenses increased 21% to $44.6 million for the three months ended September 28, 2002 from $37.0 million for the three months ended September 29, 2001 but decreased as a percentage of net sales to 52.4% from 57.8% for the comparable prior-year period. The increase was primarily due to additional media investments, sales- based compensation, and home delivery expenses. The decrease as a percentage of net sales was attributable to greater leverage in fixed selling expenses and lower cost promotional offerings. Shipping and handling costs for the three months ended September 28, 2002 and September 29, 2001 totaled $5.4 million and $4.2 million, respectively.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 72% to $9.1 million for the three months ended September 28, 2002 from $5.3 million for the three months ended September 29, 2001 and increased as a percentage of net sales to 10.7% from 8.2% for the prior-year period. The increase in general and administrative expenses in total and as a percentage of net sales was due primarily to accrued incentive compensation as a result of Company performance, increased investment in information technology, and accrued rent requirements for previously vacated office space.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expense increased $4,000 to $24,000 for the three months ended September 28, 2002 from $20,000 for the three months ended September 29, 2001. In 2002, the entire $24,000 represents impairments related to store closures.

OTHER INCOME (EXPENSE), NET
Other expense decreased $256,000 to approximately $120,000 for the three months ended September 28, 2002 from $376,000 for the three months ended September 29, 2001. The decrease is primarily due to reduced interest expense following the conversion of $11 million from debt to equity in the second quarter of 2002, and an increase in interest income from the Company's improved cash position.

INCOME TAX (BENEFIT) EXPENSE
Income tax (benefit) expense changed $17.9 million as compared to the three months ended September 29, 2001. The $17.9 million income tax benefit for the three months ended September 28, 2002 was the result of recording a non-recurring, non-operating, non-cash addition to third quarter earnings, due to the expected realization of tax benefits from net operating loss carry-forwards and other deferred tax assets. The Company expects to record no income tax expense in the fourth quarter of 2002 as a result of this transaction. However, during fiscal 2003 the Company expects to begin recording income tax expense at an estimated rate of 38 percent. There was no income tax expense for the three months ended September 29, 2001.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 28, 2002 WITH NINE MONTHS ENDED SEPTEMBER 29, 2001

Operating income for the nine months ended September 28, 2002 totaled $12.2 million compared to an operating loss of $12.3 million for the nine months ended September 29, 2001. The improvement in profitability was a direct result of 27% higher sales and successful execution of cost restructuring efforts. Net income for the nine months ended September 28, 2002 was increased by a $17.9 million non-recurring, non-cash, non-operating income tax benefit due to the expected realization of tax benefits from net operating loss carry-forwards and other deferred tax assets.

NET SALES
Net sales increased 27% to $243.5 million for the nine months ended September 28, 2002 from $192.3 million for the nine months ended September 29, 2001, due to a 16% increase in mattress unit sales and higher average selling prices resulting primarily from improvements in product sales mix and lower return rates. The increase in net sales by sales channel was attributable to (i) a $33.9 million increase in sales from Company-owned retail stores, including an increase in comparable store sales of $33.2 million, (ii) a $7.4 million increase in direct marketing sales, (iii) a $4.3 million increase in sales through the Company's e-commerce channel and (iv) a $5.5 million increase in sales from the Company's wholesale channel.

GROSS MARGIN
Gross margin increased to 68.5% for the nine months ended September 28, 2002 from 65.0% for the nine months ended September 29, 2001, primarily due to improved product sales mix, reduced warranty claim rates resulting from improved product quality, greater manufacturing leverage, and savings in processing returned product.

SALES AND MARKETING
Sales and marketing expenses increased 10% to $130.2 million for the nine months ended September 28, 2002 from $118.6 million for the nine months ended September 29, 2001 but decreased as a percentage of net sales to 53.4% from 61.7% for the comparable prior-year period. The decrease as a percentage of net sales was attributable primarily to greater leverage in media and media production costs. In the first quarter 2001 we introduced the Sleep Number(R) ad campaign, launching initial markets with heavy advertising spending, and developed the creative material to support the ongoing campaign. The decrease as a percentage of net sales was also a result of leveraging other fixed marketing, selling and promotional costs across a higher sales base. Shipping and handling costs for the nine months ended September 28, 2002 and September 29, 2001 totaled $14.6 million and $13.0 million, respectively.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 33% to $24.3 million for the nine months ended September 28, 2002 from $18.3 million for the nine months ended September 29, 2001 and increased as a percentage of net sales to 10.0% from 9.5% for the comparable prior-year period. The increase was primarily a result of accrued incentive compensation based on Company performance.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expense decreased $275,000 to $233,000 for the nine months ended September 28, 2002 from $508,000 for the nine months ended September 29, 2001. In 2002, the expense includes $174,000 related to store closures and $59,000 related to the write-off of unusable fixtures due to store remodels. In 2001, the expense included $170,000 related to store closures and $338,000 related primarily to the write-off of unusable fixtures for merchandising of our sleeper sofa products.

OTHER INCOME (EXPENSE), NET
Other expense increased $259,000 to approximately $1.0 million for the nine months ended September 28, 2002 from $755,000 for the nine months ended September 29, 2001. The increase is primarily due to interest expense from long-term debt initiated in June and September of 2001.

INCOME TAX (BENEFIT) EXPENSE
Income tax (benefit) expense changed $18.4 million as compared to the nine months ended September 29, 2001. The $18.4 million income tax benefit for the nine months ended September 28, 2002 was primarily the result of recording a $17.9 million non-recurring non-operating, non-cash addition to 2002 earnings, due to the expected realization of tax benefits from net operating loss carry-forwards and other deferred tax assets. The Company expects to record no income tax expense in the fourth quarter of 2002 as a result of this transaction. However, during fiscal 2003 the Company expects to begin recording income tax expense at an estimated rate of 38 percent. The Company recorded $115,000 of income tax expense in the nine months ended September 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of capital in recent periods has been from the completion of our $11.0 million convertible debt offering in June 2001 and $5.0 million senior secured term debt financing completed in September 2001. The $11.0 million in convertible debt was converted to equity in the second quarter of 2002. In addition, we generated cash from operations for the full year in 2001 and during the first nine months of 2002. Barring any material changes in our financial position or economic outlook, we anticipate paying off the senior secured debt in the next three to six months. We do not anticipate incurring any early payment penalties, however there will be a non-cash extraordinary expense recorded to account for the unamortized discount and debt issuance costs aggregating approximately $649,000. Substantially all of our assets are pledged as collateral for the senior secured debt offering.

We are currently pursuing a bank revolving line of credit. While it is not currently anticipated that this line will be necessary for short- or long-term liquidity needs, the line would provide additional cash flexibility. Barring any unexpected significant external or internal developments, we expect current cash balances on hand and cash generated from operations to be sufficient to meet our short-term and long-term liquidity needs.

Net cash provided by operating activities for the nine months ended September 28, 2002 was approximately $28.4 million and consisted primarily of our net income adjusted for non-cash expenses, decreases in other assets and increases in accrued compensation and benefits, accounts payable, and accrued customer pre-payments. Cash increases were partially offset by increases in inventories and prepaid expenses, and a decrease in accrued warranty costs. The increase in accrued compensation is a result of increases in incentive pay accruals. Accounts payable has increased as a result of timing and the additional commitments made to advertising in 2002. The increase in accrued customer prepayments is related to the timing of cash received on customer orders in advance of customer shipments at the end of the quarter. Net cash used in operating activities for the nine months ended September 29, 2001 was approximately $1.4 million and consisted primarily of the net loss adjusted for non-cash expenses, decreases in accrued sales returns, and an increase in other assets. Cash decreases were partially offset by decreases in inventories and accounts receivable, and increases in accounts payable. The increase in accounts payable related primarily to the deferral of certain supplier payments during the first half of 2001. These deferrals have subsequently been paid. Decreases in inventory balances were a result of specific initiatives to reduce inventory balances at our manufacturing locations.

Net cash used in investing activities was approximately $20.8 million for the nine months ended September 28, 2002. The net investing activity for the nine months ended September 29, 2001 was $0. Investing activities consisted primarily of purchases of property and equipment for new retail stores and development costs for information technology systems. In 2002 we made investments of $23.6 million of cash in marketable securities and had $8.0 million of marketable securities mature, while in 2001 we liquidated $4.0 million of marketable securities to support continuing operations.

Net cash provided by financing activities was approximately $405,000 for the nine months ended September 28, 2002 primarily from the issuance of common stock and $15.3 million for the nine months ended September 29, 2001 which consisted primarily of net proceeds from issuance of long-term debt.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations at September 28, 2002 consisted of a $5 million note at a fixed rate of 12% and a $4 million non-interest bearing subordinated convertible debenture. As a result, the Company does not believe it has significant exposure to interest rate risk.

Other financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments. The counterparties to the agreements consist of government agencies and various major corporations of investment grade credit standing. The Company does not believe there is significant risk of non-performance by these counterparties because the Company limits the amount of credit exposure to any one financial institution and any one type of investment.


ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES.

(a) Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company's President and Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based upon this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in:

o accumulating and communicating information to the Company's management, including the CEO and CFO, to allow timely decisions regarding required disclosure; and

o recording, processing, summarizing and reporting information required to be included in the Company's periodic reports filed with the SEC in a timely manner.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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

The Company has consented to a settlement of this litigation negotiated by the Company's insurance carrier. The settlement is covered by insurance and involves no cash or other payment obligation by the Company, and no admission of liability or wrongdoing by the Company. The settlement is not expected to have any impact on the Company's results of operations or financial condition. The settlement will be submitted to the Court for preliminary approval on December 13, 2002. The Company expects the Court will then set a schedule for notice to the class and a hearing date for final approval of the settlement. At the hearing for final approval, the Court will hear any objections to the settlement or its terms. The Company expects the final hearing on the settlement to occur within six months of the date the Court grants preliminary approval of the settlement.

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

         Not applicable

ITEM 5.  OTHER INFORMATION

          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.
               --------

               Exhibit
               Number      Description
               --------    -----------
               99.1        Certification
               99.2        Certification

         (b)   Reports  on Form 8-K
               --------------------
               During the quarter ended September 28, 2002, the Company filed three Current Reports on Form 8-K. The Report consisted of the following:

               (i) Current Report filed July 9, 2002, announcing net sales for the second quarter ended June 29, 2002.

               (ii) Current Report filed July 16, 2002,  announcing  comments on unaudited results for the second quarter ended June 29, 2002.

               (iii)Current Report filed September 16, 2002,  announcing revised
                    third  quarter   guidance  and   authorization  of  a  stock
                    repurchase program.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Select Comfort Corporation



                                /s/ William R. McLaughlin
                                ------------------------------------------------
November 12, 2002               William R. McLaughlin
                                President and Chief Executive Officer
                                (principal executive officer)



                                /s/ James C. Raabe
                                ------------------------------------------------
                                James C. Raabe
                                Chief Financial Officer
                                (principal financial and accounting officer)

                    Certification by Chief Executive Officer

I, William R. McLaughlin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Select Comfort Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


                                        ----------------------------------------
                                        William R. McLaughlin
                                        President and Chief Executive Officer

                    Certification by Chief Financial Officer

I, James C. Raabe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Select Comfort Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


                               ------------------------------------------------
                               James C. Raabe
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                Description                            Location
--------------                -----------                            --------
     99.1             Certification....................          Filed herewith.
     99.2             Certification....................          Filed herewith.

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Select Comfort Corporation (the "Company") on Form 10-Q for the period ended September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, William R. McLaughlin, Chief Executive Officer of the Company, solely for the purposes of 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, does hereby certify that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                              /s/ William R. McLaughlin
                                              ------------------------------
                                              William R. McLaughlin
                                              Chief Executive Officer
                                              November 12, 2002

                                                                    Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Select Comfort Corporation (the "Company") on Form 10-Q for the period ended September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, James C. Raabe, Chief Financial Officer of the Company, solely for the purposes of 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, does hereby certify that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                     /s/ James C. Raabe
                                                     --------------------------
                                                     James C. Raabe
                                                     Chief Financial Officer
                                                     November 12, 2002