Form 10-K
period 2002-12-28
SELECT COMFORT CORP
filed 2003-02-27
CIK 827187

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.

                           COMMISSION FILE NO. 0-25121
                         ------------------------------

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

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [ ]

     As of June 29, 2002, the last business day of Registrant's most recently completed second fiscal quarter, 29,583,826 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market System), excluding outstanding shares beneficially owned by affiliates, was $88,157,052.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

===============================================================================

                                TABLE OF CONTENTS

PART I............................................................................................................2

   ITEM 1.     BUSINESS...........................................................................................2

   ITEM 2.     PROPERTIES........................................................................................29

   ITEM 3.     LEGAL PROCEEDINGS.................................................................................30

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................30


PART II..........................................................................................................31

    ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................31

    ITEM 6.    SELECTED FINANCIAL DATA...........................................................................32

    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............34

    ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........................................43

    ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................43

    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............43


PART III.........................................................................................................44

    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................44

    ITEM 11.   EXECUTIVE COMPENSATION............................................................................49

    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................59

    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................61

    ITEM 14.   DISCLOSURE CONTROLS AND PROCEDURES................................................................62


PART IV..........................................................................................................63

    ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K...........................................................................................63

                              --------------------

         As used in this Form 10-K, the terms "we," "us," "our," the "company" and "Select Comfort" mean Select Comfort Corporation and its subsidiaries and the term "common stock" means our common stock, par value $0.01 per share.

         As used in this Form 10-K, the term "bedding" includes mattresses, box springs and foundations and does not include bedding accessories, such as sheets, pillows, headboards, frames, mattress pads and related products.

         Select Comfort(R), Sleep Number(R), Comfort Club(R), Sleep Better on Air(R), The Sleep Number Bed by Select Comfort (logo)(R), Firmness Control System(TM), Precision Comfort(TM), Corner Lock(TM), Intralux(TM), Everybody has a Sleep Number(TM), Knowing your Sleep Number is the Key to a Perfect Night's Sleep(TM), The Sleep Number Store by Select Comfort (logo)(R), You can only find your Sleep Number on a Sleep Number Bed by Select Comfort,(TM) Select Comfort Creator of the Sleep Number Bed(TM), What's Your Sleep Number?(TM) and our stylized logos are trademarks and/or service marks of Select Comfort. This Form 10-K also contains trademarks, trade names and service marks that are owned by other persons or entities.

         Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. Our fiscal year is based on a 52- or 53-week year. All years represented in this Form 10-K are 52 weeks.

         Our corporate Internet website is http://www.selectcomfort.com. Through a link to a third-party content provider, our corporate website provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission.

                                     PART I
                              --------------------

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements, including without limitation projections of results of operations, revenues, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions, prospects or performance; statements of belief and any statement or assumptions underlying any of the foregoing. Without limiting the foregoing, words such as "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "plan," "project," "predict," "intend," "potential," "continue" or the negative of these or comparable terminology are intended to identify forward-looking statements.

         These forward-looking statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the items discussed in greater detail below under the heading "Certain Risk Factors," as well as the risk factors listed from time to time in the company's filings with the SEC.


ITEM 1.  BUSINESS

OUR BUSINESS
We are the leading developer, manufacturer and marketer of premium quality, adjustable-firmness beds. The air chamber technology of our proprietary Sleep Number bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain in comparison to traditional mattress products.

Unlike traditional bedding manufacturers, we are vertically integrated from production through sales and customer service, which allows us to control quality, cost, price and presentation. We sell our innovative products through four distribution channels:

o Retail, through 321 company-operated stores in 46 states, of which 13 are leased departments within other retail stores;

o    Direct Marketing, through a company-operated call center;

o    E-commerce, through our web site at selectcomfort.com; and

o Wholesale, through leading home furnishings retailers, specialty bedding retailers and the QVC shopping channel.

Most of our products are made-to-order and are sold directly to consumers through our company-controlled distribution channels: retail, direct marketing and e-commerce. Our consumer-driven and service-oriented business model enables us to understand and respond quickly to consumer trends and preferences. In addition, our business model allows us to maintain low levels of inventory and to generate an accelerated cash-conversion cycle, which enables us to operate with minimal or no working capital.

We believe that consumers are increasingly focused on sleep quality, along with nutrition and exercise, as an important component of overall health. The National Sleep Foundation reported in 2002 that 74% of American adults are experiencing a sleeping problem a few nights a week or more and 66% of adults believe that their sleep surface is very important to them, with 89% agreeing that a better quality mattress provides a better night's sleep. Our target customers are primarily between the ages of 25 and 54 with household incomes in excess of $50,000 per year. Since our inception, we have sold approximately 1.5 million beds and have achieved high levels of customer satisfaction. From consumer inquiries and customers, we have compiled a database of approximately 8,600,000 profiles that can be used for marketing and research.

Following a change in executive management in 2000, we improved our cost structure and rebranded our products and advertising, which led to significantly enhanced operating results. From 2001 to 2002, our sales grew 28% to $335.8 million and comparable store sales grew 27%. We have improved our profitability from an operating loss of $26.0 million in 2000 to operating income of $21.0 million in 2002 and achieved net income in each of the last six quarters. In 2002, we generated $28.3 million in cash flow from operations after capital expenditures.

Our mission is to improve people's lives through better sleep and our objective is to become the leading brand in the bedding industry. For the foreseeable future, we believe we can achieve 15% to 25% annual net sales growth and generate operating income growth of approximately twice our net sales growth rate. In addition, we believe our efficient business model will generate sufficient cash to self-finance our growth and liquidity requirements.

INDUSTRY

Overview

The U.S. wholesale bedding industry is a mature and stable industry that has experienced a compounded annual revenue growth rate of approximately 6% over the past 10 years. We believe that growth in wholesale unit sales, which has been approximately 2% over this period, has been primarily due to population growth, an increase in the number of homes, including secondary residences, and an increase in the number of beds per home. We believe growth in average wholesale prices, which has been approximately 4% over this period, was a result of a shift to larger and higher quality beds which are typically more expensive. We believe this trend toward higher price points is caused by a demographic shift to an older U.S. population that typically spends more than younger consumers, improved merchandising and consumer education by retailers and industry advertising regarding the benefits of higher quality sleep.

                        DOMESTIC WHOLESALE BEDDING SALES

                       [DOMESTIC WHOLESALE BEDDING CHART]

                                  (IN BILLIONS)

1982           1,369
1983           1,593
1984           1,700
1985           1,796
1986           1,929
1987           2,095
1988           2,261
1989           2,309
1990           2,319
1991           2,382
1992           2,564
1993           2,762
1994           3,018
1995           3,181
1996           3,347
1997           3,621
1998           4,016
1999           4,370
2000           4,605
2001           4,592
2002           4,766


         Source: International Sleep Products Association


Bedding Manufacturers

U.S. wholesale bedding sales were approximately $4.8 billion in 2002. According to Furniture/Today, the four largest manufacturers, Sealy, Serta, Simmons and Spring Air, accounted for 60.5% of wholesale bedding sales in 2001.

Bedding Retailers

U.S. retail bedding sales were approximately $7.6 billion in 2002, of which 85% consisted of traditional innerspring bedding. The retail bedding market is fragmented, with the top 10 retailers accounting for approximately 25% of total sales in 2001. Bedding is sold to consumers through a variety of channels. According to the International Sleep Products Association, in 2001, furniture stores accounted for 41% of U.S. bedding sales, down from 56% in 1993; specialty sleep stores 40%, up from 19% in 1993; and department stores 11%, at the same level as 1993, with factory-direct outlets, warehouse clubs and other retail outlets accounting for the balance.

The following chart lists the largest U.S. bedding retailers, based on 2001 sales:


                                             2001 BEDDING SALES
  RANK    COMPANY                               ($ MILLIONS)
  ----    -------                            ------------------
   1      Select Comfort                            $242.1
   2      Federated Department Stores                235.0
   3      The Mattress Firm                          220.0
   4      The Mattress Discounters                   218.0
   5      Sam's Club                                 200.0
   6      Sleepy's                                   199.0
   7      Mattress Giant                             174.0
   8      May Department Stores                      130.0
   9      Berkshire Hathaway
          (furniture division)                       120.0
   10     Rooms to Go                                120.0
   11     JC Penney                                  103.0
   12     Art Van                                    100.0
   13     Rockaway Bedding                            94.0
   14     Dial-A-Mattress                             90.0
   15     Levitz Home Furnishings                     70.0
   16     The Sleep Train                             66.0
   17     Sleep Fair/Mattress Warehouse               63.0
   18     Sears                                       60.0
   19     Havertys                                    55.0
   20     Costco                                      55.0
   21     Slumberland                                 50.0
   22     Value City                                  47.0
   23     Sit `n Sleep                                46.9
   24     Rhodes                                      45.0
   25     W.S. Badcock                                42.0

Source: Furniture/Today (August 2002)

COMPETITIVE STRENGTHS

Our objective is to become the leading brand in the bedding industry, both in revenue share and product innovation. To achieve this goal, we intend to capitalize on the following strengths:

Differentiated, Superior Product

Our proprietary Sleep Number bed was designed on the basis of sleep research and is clinically proven to provide better sleep quality and greater relief of back pain in comparison to traditional mattress products. Unlike traditional mattresses made from innersprings, our innovative Sleep Number bed uses proprietary air-chamber technology that allows each side of the mattress to be easily adjusted on a hand-held remote control that digitally displays an individual's Sleep Number. A Sleep Number is a number from zero to 100 that represents a sleeper's ideal level of comfort, firmness and support. Our Sleep Number bed offers dual comfort control for couples, allowing either sleeper to adjust the mattress firmness on each side of the bed. Our research indicates that 9 of 10 couples sleep at different Sleep Number settings, making the dual comfort control feature a compelling differentiator from standard bedding offerings.

Clinical research has shown that people who sleep on a Sleep Number bed fall asleep faster and experience deeper sleep with fewer disturbances than those sleeping on a traditional innerspring mattress. The gentle and conforming support of the air chambers in our Sleep Number beds provides more proper spinal alignment and relief from uncomfortable pressure points that can cause tossing and turning and poor-quality sleep. The capability of our Sleep Number bed to address consumer sleep problems is further evidenced by the more than 25,000 testimonials we have received from our customers over the years.

Our Sleep Number beds are priced competitively with other premium mattress products and are also more durable than traditional innerspring products, resulting in a stronger value proposition for the consumer. Because our Sleep Number bed does not depend on metal coils or springs for its support structure, it maintains its shape and support better over time than traditional innerspring mattresses. Independent durability testing has shown our Sleep Number bed to withstand more than 20 years of simulated use.

Proven Brand Development Strategy

In January 2001, we successfully repositioned our product and advertising messages, creating the Sleep Number brand and a new multi-media advertising campaign to increase awareness of our innovative, proprietary beds. The brand message hierarchy of the Sleep Number campaign is clear and proprietary:

o A Sleep Number represents an ideal level of bedding comfort, firmness and support;

o    Everybody has a Sleep Number(TM);

o    Knowing your Sleep Number is the Key to a Perfect Night's Sleep(TM); and

o    You can only find your Sleep Number on a Sleep Number Bed by Select
     Comfort(TM).

This branding strategy allowed our advertising and consumer communication to focus on our bed's distinguishing and proprietary feature, personalized comfort, as represented by the digital Sleep Number readout on the bed's hand-held remote control. In addition to rebranding our product in 2001, we broadened our demographic and media reach by targeting adults 25-54 years old with a message of improved sleep quality. The Sleep Number brand was launched through our first-ever prime-time television advertising campaign, which invited consumers to visit their local Select Comfort retail store to find their personal Sleep Number. By focusing on the unique Sleep Number setting of an individual, the campaign quickly conveys the concept of our bed's comfort customization. The Sleep Number brand and positioning have been integrated into all of our sales channels and throughout our internal and external communication programs.

Although we have less than 5% unaided awareness nationally, average unaided awareness of our Sleep Number brand reached 15% by the end of 2002 in the eight markets where the Sleep Number campaign was launched beginning in early 2001,. In these markets, we experienced annual comparable store sales growth in the range of 26% to 38% in 2002. Our Sleep Number campaign in now in a total of 20 markets.

Our Sleep Number campaign is efficient as well as effective. During 2002, while overall media investment rose 34% to nearly $40 million, marketing expense as a percent of net sales declined to 20% in 2002 from 22% in 2001 and 24% in 2000, before our Sleep Number advertising campaign was introduced.

Company-Controlled Distribution

Unlike traditional bedding manufacturers, which primarily sell through third-party retailers, we generate approximately 95% of our net sales through company-controlled distribution channels: retail, direct marketing and e-commerce. This distribution model enables us to control the selling process to ensure that the unique benefits of our product are effectively presented to consumers, to maintain direct contact with our customers and to capture both the manufacturer's and retailer's margin.

Our company-controlled distribution channels are staffed by high-quality, well-trained and passionate sales professionals who are Sleep Number bed owners. Our retail channel comprised 77% of our net sales in 2002. We operate 321 stores in 46 states, which allows consumers to easily experience our products and find their personal Sleep Number. Our direct marketing call center and our web site at selectcomfort.com provide national sales coverage, including markets not yet served by one of our retail stores. Our web site can be used as a product research tool, a place to purchase or as a means to locate our nearest retail store. Through these various channels, we maintain close contact with consumers, who provide us with important feedback for product improvement and innovation.

Flexible and Efficient Operating Model

Unlike traditional bedding manufacturers and retailers that are dependent on a stock of finished-goods inventory to fill orders, we employ a make-to-order manufacturing process. Through our long-term relationships with high-quality suppliers, which have been selected through a rigorous certification and review process, we have implemented a just-in-time materials supply system. This operating model enables us to maintain low levels of inventory and to generate an accelerated cash-conversion cycle, which allows us to operate with minimal or no working capital. In 2002, our manufacturing inventory turn was 20x. Our make-to-order manufacturing process allows us to introduce new or enhanced products without generating significant obsolete or clearance-priced finished-goods inventory. As a result of our flexible and modular production process, we estimate that we can double our current production volume in our existing manufacturing facilities with minimal capital investment.

Our efficient operating model extends from manufacturing to our stores with no regional warehousing. Our unique air chamber technology allows our beds to be packed in boxes and shipped via UPS or Fed Ex directly from our manufacturing plants to our customers, anywhere in the United States, which lowers our distribution costs. Consumers also appreciate the ease of handling and moving our bed, particularly through hallways and tight spaces.

Our stores serve as showrooms for our Sleep Number bed, without the need for any on-hand bed inventory. This low inventory model allows us to generate increased sales volume from existing retail floor space without a corresponding increase in working capital. In 2002, our retail inventory turn was 25x, and the average net sales per store was approximately $817,000 compared to approximately $626,000 in 2001.

GROWTH STRATEGY

We expect sales growth in the foreseeable future to be derived primarily from comparable store sales increases, opening stores in existing and new markets and adding new distribution channels. We expect to enhance our profit margin primarily by leveraging our existing infrastructure. To accomplish our growth strategy, we intend to focus on the following priorities:

Building Brand Awareness

Our most significant barrier to growth has been a lack of awareness of our innovative, high quality product among the broad consumer audience. With less than 5% unaided brand awareness nationally, we have significant opportunity for growth through increasing awareness of the Sleep Number brand, our innovative products and our store locations. Through long-established advertising and marketing programs, the most recognized bed brands have built national unaided awareness to 53% (Sealy), 33% (Serta) and 19% (Simmons).

Our Sleep Number campaign was introduced regionally in early 2001, and in 2002 received substantially more national advertising, particularly on national cable television, using a new infomercial and several direct-response advertisements to drive awareness of our Sleep Number bed. Our proven national radio campaign with Paul Harvey and Rush Limbaugh is being augmented by national television advertising with a new infomercial and several new direct response ads to build national awareness of our Sleep Number bed. As of January 2002, the Sleep Number Bed by Select Comfort became a national sponsor of National Public Radio's Prairie Home Companion show hosted by Garrison Keillor. We believe increased national advertising in 2003 will further increase consumer brand awareness to profitably generate traffic and sales at our stores, call center and web site.

Our national campaign is augmented by regional advertising that continues to expand. We are currently in 20 markets that cover approximately 27% of the U.S. population and 46% of our current retail sales. This regional campaign includes a custom mix by market of prime-time and infomercial television, drive-time radio and newspaper advertisements. In 2002, we continued to drive strong sales growth in the eight markets where this campaign was launched in early 2001, with comparable store sales increases ranging from 33% to 63% in the fourth quarter of 2002. These markets are among our more mature and developed markets, reinforcing our belief that our brand awareness will continue to grow over time with additional advertising investment. We believe substantial opportunity exists in broadening the reach of this campaign into other metropolitan markets.

Due to our multi-channel and direct-to-consumer sales model, we are able to cost effectively implement an integrated multi-media advertising program, both on a national and local-market basis. Our fully integrated direct marketing capabilities allow us to provide inquiring consumers with product information and to follow up with promotional literature during the buying process. We plan to increase total media spending by 25% to approximately $50 million in 2003, and believe we have significant opportunity to increase effective investment in the future to drive incremental awareness, store traffic and sales.

Expanding Profitable Distribution

We plan to expand profitable distribution primarily by:

o Increasing comparable store sales, primarily through our multi-media advertising campaign and increasing average revenue per transaction;

o    Remodeling 100 older stores in 2003 to our latest store design;

o    Adding 20 to 30 new retail stores in 2003;

o    Increasing our store base by 5% to 10% annually beyond 2003;

o    Testing our stores in non-mall locations;

o    Expanding wholesale distribution selectively through specialty retailers;
     and

o    Building our QVC partnership.

Comparable store sales growth will be comprised of both an increase in the number of units sold and an increase in the average revenue per transaction. This growth will be driven by increased advertising, improvements in our selling process, our enhanced, performance-based sales compensation plan and improved quality and training of our sales professionals. An increase in average revenue per transaction will be driven by continued product innovation in our higher-priced bed models and continued development of our accessory line. In addition, in 2003, we plan to remodel 100 of our older stores to a newer design with improved Sleep Number branding and product presentation. In order to expand our appeal to a broader consumer market, we are increasing the availability of our convenient home delivery and assembly services and extended financing offers.

Supported by our proven advertising strategy and store economics, we are in a position to add a program of profitable store expansion to our growth initiatives. We now have at least one Select Comfort retail store in 119 Designated Market Areas in the United States, which represent 85% of total U.S. household population. However, in many of those markets, including major cities such as Boston, Los Angeles and New York, we do not have a sufficient number of stores in relation to the size of the local population to allow us to realize an economic return on advertising. These understored markets are the focus of our store opening plans in 2003.

In the past two years, we have begun to develop our wholesale sales channel, providing consumers additional opportunities to become aware of and to purchase our Sleep Number bed. Our wholesale channel sells to a limited number of home furnishings retailers and specialty bedding retailers in selected markets and to consumers via the QVC shopping channel. This channel allows us to expand our points of sale more quickly and with lower capital expenditure by leveraging our brand building advertising.

Leading the Industry in Product Innovation

Our goal is to continue to lead the industry in product innovation and sleep expertise by developing and marketing products that deliver personalized comfort and better sleep. We focus our research and development resources on enhancing performance of our core product line, improving quality and reducing costs. In 2002, we introduced more new products and product enhancements than in any other year of our history. We improved the appearance, function and sleep-surface comfort of every bed in our product line, which we expect to benefit from in 2003. Sales of the newly re-designed Sleep Number 5000 and 7000 models, our two higher-end product offerings, increased as a percentage of our product mix by eight percentage points in 2002 compared to 2001.

Our strategy is to maintain a pipeline of benefits-driven product innovation, introducing a new product or refreshing an existing model each quarter. Following a successful test market in the third quarter of 2002, we are currently in a national rollout of our Precision Comfort adjustable foundation product, which allows consumers to adjust their bed position at both the head and feet. In February 2003, we launched our new oversized Grand King model, with a 30% larger sleeping area than a traditional King-sized mattress, inspired by a bed we custom made for seven-foot-tall NBA player Kevin Garnett. We also continue to expand our line of high-quality sleep accessories that improve comfort, such as pillows designed for specific sleep positions and dual-controlled heated mattress pads.

Leveraging our Infrastructure

As a result of improving our cost structure in 2000 and 2001, we believe we are well positioned to generate profitable growth. Over this period, we eliminated over $25 million from our cost structure and reduced the number of units we must sell in a year to become profitable by nearly 20%. While undertaking this cost reduction program, we have preserved our capacity to support growth, introduced a new media campaign and reinvigorated product development.

These successful cost-containment measures continue to allow us to leverage our fixed cost structure and realize improved operating margins through sales growth. Our goal is to generate sales growth of 15% to 25% annually, while containing general and administrative expense growth at less than half that rate and leveraging the fixed costs of our retail stores. We intend to maintain marketing and advertising investment at approximately 20% of net sales to build our brand and generate sales growth. We expect 2003 operating income margin to increase to at least 7% and believe we can achieve operating income margins of 10% to 12% within a three-year horizon.

Adding Product Categories, Markets and Geographies

Once we have more thoroughly penetrated the U.S. bedding market, our longer-term goal is to extend our brand through new product introductions, new market segments and international markets. For example:

o    We are currently developing a sofa sleeper featuring our Sleep Number bed;

o We are evaluating our opportunities within OEM channels, beginning with a partnership with Winnebago Industries, which now installs our Sleep Number bed as standard or as an option in six of its higher-end motor home models;

o    We are testing the placement of our Sleep Number bed in a hotel chain; and

o We are evaluating the benefits of expanding internationally in order to capitalize on our differentiated product, our operating model and the international management experience of our executive team.

HISTORY

We were founded in 1987 by an entrepreneur working in the innerspring mattress industry believed adjustable air chamber technology provided better support and reduced pressure points in comparison with other bedding products. In the early 1990s, we began to market an air bed directly to consumers through traditional direct marketing and opened our own call center. We opened our first retail store in the Minneapolis area in 1992. Since then, we have grown to 321 retail stores in 46 states. We developed our third company-controlled distribution channel, e-commerce, in 1999. We added a wholesale distribution channel in late 2000.

From mid-1999 to mid-2001, we experienced operating losses. In 2000, we recruited William R. McLaughlin as our President and Chief Executive Officer. Mr. McLaughlin has been instrumental in planning and executing our improved operating and growth strategy. As part of this strategy, we implemented cost containment initiatives to return our company to profitability while preserving our capacity to support growth. In 2001, we launched our Sleep Number brand campaign to generate sales growth.

OUR PRODUCTS

We sell a proprietary line of beds under the Sleep Number brand that features an adjustable air chamber mattress. A Sleep Number is a number from zero to 100 representing an individual's ideal level of comfort, firmness and support. Unlike traditional mattresses, which use a series of innersprings for support, our mattress design uses air chambers. Our Sleep Number bed was designed on the basis of sleep research and has been shown to improve sleep quality through:

o    Better spinal alignment;

o    Reduced pressure points;

o    Greater relief of lower back pain; and

o    Greater overall comfort.

Mattresses

We offer four different Sleep Number bed models. Each bed comes in standard mattress sizes, ranging from twin to king, as well as some specialty sizes. All Sleep Number beds feature high quality, vulcanized rubber air chambers that are highly durable. Because air is the primary support material of the mattress, Sleep Number beds do not lose their shape or support over time like traditional innerspring bedding. The dual chambers allow each side of the mattress to be independently adjusted with our Firmness Control System for personalized comfort and support. Our Firmness Control System features a compact air compressor with a handheld remote that is used to fill the bed's air chamber and regulate its firmness. The Firmness Control System for our Sleep Number bed is certified by Underwriter's Laboratories (UL).

The air chambers of a Sleep Number bed are surrounded on all sides by a high-density foam perimeter to provide strong edge support. For added comfort, we offer a plush pillowtop option with an extra cushion of support designed to cradle the body. All Sleep Number mattresses are enclosed by a comfortable, durable Belgian Damask covering. Our covers are sewn in our plants in the United States.

Our entry-level model, the Sleep Number 3000, is 7 1/2 inches in total mattress thickness for the traditional-style sleep surface and 9 inches for the European pillowtop style. It comes standard with our Firmness Control System, with two wired remote controls that allow touch-button firmness adjustment. An optional upgrade to the digital Sleep Number remote control is available.

Our Sleep Number 4000 is our first model to feature our fully gusseted pillowtop style and the Sleep Number Firmness Control System as standard. A single, wired remote control with digital display is used to set each side of the bed to each individual's preferred Sleep Number. Our Sleep Number 4000 model has added sleep-surface cushioning and is 8 1/2 inches in total mattress thickness for the traditional style and 10 inches for the pillowtop style.

Our best-selling model is the Sleep Number 5000, which features more comfort padding and fiberfill loft, a higher-quality, satin-feel rayon Belgian Damask mattress fabric, and our patent-pending Corner Lock system for crisp corner support. Our Sleep Number 5000 features the whisper-quiet Deluxe Sleep Number Firmness Control System, and comes with either one wireless or two wired digital remote controls for easy Sleep Number adjustment. Our Sleep Number 5000 is 10 inches in total mattress thickness for the traditional style and 12 1/2 inches for the pillowtop style.

Our top-of-the-line Sleep Number 7000 model incorporates the Deluxe Sleep Number Firmness Control System and the Corner Lock system is 14 inches in mattress thickness and is available exclusively as a Duvet-style pillowtop, covered in Belgian Damask fabric. Our Sleep Number 7000 features three-layers of interior foam, including Hypersoft quilting foam and a 3-inch layer of our exclusive Intralux foam, for added comfort, support and resiliency.

Our current retail prices for our beds (excluding foundations) range as follows:

SLEEP NUMBER MODEL              TWIN              FULL/DOUBLE              QUEEN                  KING
------------------          ------------         -------------         -------------         --------------
       3000                  $300 - 560            $500 - 650            $500 - 700            $700 - 900
       4000                  $500 - 700            $700 - 900           $800 - 1,000         $1,100 - 1,300
       5000                 $700 - 1,000          $950 - 1,150         $1,100 - 1,300        $1,400 - 1,600
       7000                    $1,900                 N/A                  $2,300                $2,650


These prices are subject to promotional offerings that can result in pricing at 10% to 15% below these listed retail prices. We offer a slightly different series of Sleep Number bed models to our wholesale partners. We do not control the prices at which our wholesale partners sell our Sleep Number beds to their customers.

Foundations

The contouring and support of a Sleep Number mattress work best with our specially designed, proprietary foundation. Used in place of a box spring, this durable foundation is uniquely designed to complement the air chambers and maintain a consistent support surface for the life of the bed. Our foundation is designed with interlocking panels for maximum structural integrity, as well as high-density polymer side panels and lateral support beams for additional support. Unlike traditional box springs, our foundation can be disassembled and easily moved through hallways, tight spaces and up and down stairs. Through certain wholesale partners, we offer a wood foundation. The current retail prices of our foundations range from $200 to $550, depending upon the size of the bed.

We recently introduced our Precision Comfort adjustable foundation, which allows consumers to adjust their bed position at both the head and feet using a handheld remote. We believe consumers will appreciate the adjustable foundation's comfort benefits, flexibility, therapeutic rest and pressure relief. The current retail prices of our adjustable foundations range from $1,200 to $2,400, depending upon the size of the bed.

Accessories

In addition to our mattresses and foundations, we offer a line of accessory bedding products, including specialty pillows, mattress pads, comforters, sheets and bed frames. The specialty pillows, which come in a variety of sizes, materials and firmness, are designed to provide personalized comfort and better quality sleep. We recently introduced a number of new accessories, including our Imperial Mattress Pad, a luxury mattress pad filled with down resilient fiber; our Dual-Weight Merino wool blanket, exclusively made for us by Faribault Woolen Mills; and our Dual-Control Heated Mattress Pad, with 21 temperature settings that allow each sleeper to customize personal warmth levels.

Delivery and Assembly Services

Our unique product design allows us to ship our beds in a modular format to customers throughout the United States by UPS or FedEx. We regularly review our package sizes to take advantage of more favorable shipping rates. Informational product brochures and easy-to-follow assembly instructions accompany each Sleep Number bed, which can be quickly and easily assembled by the customer through a simple, tool-free process. For an additional fee between $75 and $100, the customer can take advantage of our home delivery, assembly and mattress removal services. At the end of 2002, these services were available through approximately 80% of our retail stores, in certain markets by a third-party provider. We plan ultimately to offer this service in all of the markets served by our stores. Delivery typically takes between 10 and 14 days from the date of order.

Better Night's Sleep Guarantee and Warranty

Each of our Sleep Number beds comes with our 30 Night In-Home Trial and Better Night's Sleep guarantee which allows consumers 30 nights at home to make sure they are 100% comfortable with our bed. If the consumer is not completely satisfied, we will authorize the return of the bed and a refund. The consumer is responsible for the return shipping costs. Each of our Sleep Number beds is backed by a 20-year Limited Warranty. We believe that due to our unique design and craftsmanship, our Sleep Number bed is built to last 20 years or more.

OUR DISTRIBUTION CHANNELS

We generate revenue by selling our products through four complementary distribution channels. Three of these channels, retail, direct marketing and e-commerce, are company-controlled and sell directly to consumers. We also sell through a wholesale channel to leading home furnishings retailers, specialty bedding retailers and the QVC shopping channel. Our wholesale strategy is to expand our points of sale more quickly in selected markets with lower capital expenditures than opening new retail stores. In addition, our wholesale strategy allows us to leverage our advertising and increase brand awareness in large markets where it would otherwise not be cost effective for us to spend advertising dollars.

Retail

Our retail stores accounted for 77% of our net sales in 2002 and 78% of our net sales in 2001. We currently operate 321 stores in 46 states, including 13 leased departments within other retail stores. Our stores are principally mall-based showrooms, averaging approximately 1,000 square feet and displaying four models of our Sleep Number beds and a full selection of our branded accessories. Our store design incorporates a bedroom-like setting intended to convey a sense of sophistication and quality that reinforces our Sleep Number brand name as synonymous with sleep solutions. We intend to remodel approximately 100 of our older stores in 2003 to the current design standard. Our sales professionals play an important role in creating an inviting and informative retail environment. These professionals receive extensive training regarding the features and benefits of our Sleep Number beds and accessories, the overall importance of sleep quality and our newly developed, standardized selling process.

Direct marketing

Many consumers' initial exposure to our Sleep Number bed is through our direct marketing operations. Interested consumers respond to our print, radio and cable television advertisements by calling our toll-free number. Our direct marketing sales professionals capture information from the consumer, begin the consumer education process, take the order, or, if appropriate, send an information packet. Our direct marketing operations also include a database marketing department that is responsible for segmentation and analysis of our database to direct the mailing of product and promotional information in response to inquiries. We maintain a database of approximately 8,600,000 inquiries, including customers. In 2001, we established a "Factory Direct" outlet through our direct marketing channel, allowing us to selectively market returned products that we have refurbished where allowed by law and discontinued models.

E-commerce

Our web site at selectcomfort.com provides consumers with a wide array of useful information as well as the convenience of ordering our products online or calling and ordering from one of our internet-dedicated sales professionals. Since building the capability to take online orders in May 1999, our e-commerce channel has continued to add functionality and content to educate consumers regarding sleep science and research, our products and the benefits they provide. Our web site also directs consumers to our store locations and provides other means to contact us. Our e-commerce department has also focused on developing relationships with online shopping malls and other sales portals. Our web site incorporates a look and feel that is attractive and professional and reinforces the Select Comfort and Sleep Number brand images. Consumers can access our web site through two other sites, sleepnumber.com and beds.com.

Wholesale

We are selectively building wholesale relationships with home furnishings retailers and specialty bedding retailers. These wholesale relationships increase our points of sale with lower capital requirements and we believe will allow us to leverage our advertising spending in key markets. Since September 2000, we have tested wholesale distribution through home furnishings retailers. Since July 2002, our Sleep Number bed has been featured in 40 Sleep Train stores in California. Sleep Train is the first large scale, multi-store specialty bedding retailer to offer our Sleep Number bed outside of our company-controlled stores. In August 2002, we began to sell our Sleep Number bed through Sleep America, a 19-store specialty retailer in the Phoenix and Tucson markets. We plan to selectively pursue additional distribution through other wholesale partners.

Since October 2000, we have successfully offered our products through periodic segments on the QVC shopping channel. Our Sleep Number bed was named QVC's Home Innovation Product Concept of the Year at QVC's 2001 QStar Awards. We believe that our distribution through QVC has increased overall consumer awareness of our Sleep Number brand in addition to providing us with an important sales outlet.

STORE OPERATIONS

Store Economics

Average net sales per store were approximately $817,000 in 2002 and $626,000 in 2001, with average sales per square foot of approximately $840 in 2002 and $670 in 2001. For 2001, our sales per square foot were the fourth highest among all bedding and furniture retailers according to a May 2002 Furniture/Today survey. New stores opened in 2002 are expected to average approximately $800,000 of net sales in the first year of operations. Approximately 24% of our stores generated sales of over $1.0 million in 2002.

Our investment to open a new store is approximately $140,000, including inventory. We target new stores to be cash flow positive within 12 months with a payback of the initial cash investment in less than 24 months. Our stores breakeven on a four-wall cash flow basis with approximately $525,000 of net sales. Our four-wall cash flow is calculated as gross profit generated from store sales less store expenses and advertising, without deduction of depreciation expenses. We plan to open 20 to 30 new retail stores in 2003 primarily to fill out existing markets in order to leverage brand awareness and advertising.

Site Selection

We cluster retail stores within a metropolitan market in order to leverage our advertising. In selecting new store sites, we generally seek high-traffic locations of approximately 800 to 1,200 square feet within malls in metropolitan areas. We conduct extensive analyses of potential store sites and base our selection on a number of factors, including the location within the mall, the demographics of the trade area, the specifications of the mall (including size, age, sales per square foot and the location of the nearest competitive mall), the perceived strength of the mall's anchor stores, the performance of other specialty retail tenants in the mall, the store density of existing stores and our marketing and advertising plans in the respective markets. We intend to test store locations in select strip centers and lifestyle-oriented shopping centers in 2003.

Management and Sales Professionals

Our stores are currently organized into four regional areas and 34 districts, with seven to 12 stores in each district, depending on geographical dispersion. Each regional sales director oversees eight or nine districts. Each district has a district sales manager who is responsible for sales and operations and reports to the regional sales director. The district sales managers frequently visit stores to review merchandise presentation, sales force product knowledge, financial performance and compliance with operating standards. The typical staff of one of our new Select Comfort stores consists of one store manager and two full-time sales professionals. Store staffing expands as store sales volume grows. Our sales professionals devote substantially all of their efforts to sales and customer service, which includes helping customers and responding to inquiries.

Training and Compensation

All store personnel receive comprehensive on-site training on our technology and sleep expertise, the features and benefits of our beds, sales and customer service techniques and operating policies and guidelines. Initial training programs are reinforced through detailed product and operating manuals and periodic performance appraisals. All store sales professionals receive base compensation and are entitled to commissions and bonuses based on individual and their store's performance. Early in 2002, we introduced a redesigned retail sales professional compensation program that is more focused on individual performance and more heavily commission driven, which we believe will enable us to attract and retain quality, sales-oriented store professionals. Regional sales directors, district sales managers and store managers are eligible to receive, in addition to their base compensation, bonuses for the achievement of performance objectives.

MARKETING AND ADVERTISING

Lack of awareness among the broad consumer audience of our brand, product benefits and store locations historically has been our most significant barrier to growth. The new Sleep Number advertising campaign was introduced early in 2001 to support our retail stores in selected markets through our first comprehensive multi-media advertising campaign using prime-time TV, national cable television, infomercials, drive-time radio and newspaper advertisements. We have expanded the comprehensive multi-media Sleep Number advertising campaign from the initial eight markets in 2001, to 16 markets in 2002 and to 20 markets in 2003. As of January 2002, the Sleep Number Bed by Select Comfort became a national sponsor of National Public Radio's Prairie Home Companion show hosted by Garrison Keillor. In 2003, we plan to extend the reach of our successful radio personality endorsement advertising by adding 65 new radio personalities for a total of 123 radio personalities in 113 retail store markets.

In the direct marketing channel, our advertising message is communicated through targeted print and radio advertisements, use of infomercials and short-form direct TV advertising and through product brochures, videos and other product and promotional materials mailed in response to consumer inquiries. The direct marketing channel has relied heavily on our advertising through nationally syndicated radio personalities, such as Paul Harvey and Rush Limbaugh, and print and direct mail programs. We are continuing to increase our advertising investment on national cable TV, predominantly purchased at advantageous direct response media rates. This provides a base of awareness upon which local retail store advertising cumulatively builds. Our direct marketing operations continually monitor the effectiveness and efficiency of our advertising by tracking the cost per inquiry and cost per order of our advertising.

The Sleep Number positioning was integrated into our marketing messages across all of our distribution channels during 2001. To support our direct marketing channel, a new 30-minute infomercial, a pool of two-minute short-form television spots and new print advertisements were created around the Sleep Number positioning. Likewise, the messaging on our web site, in promotional material and on QVC broadcasts was successfully transitioned to focus on our Sleep Number bed. We have increased our

1-800 advertising on national cable TV as an economical means of increasing national brand awareness for our Sleep Number bed. Through our dedicated call center, we are able to provide the inquiring consumer more information or send a video and brochure. Although total media expenditure is planned to increase by 25% to approximately $50 million in 2003, we have significant opportunity to increase effective investment in the future, with the proven result of driving incremental awareness, traffic and purchases.

All owners of our beds are members of our Comfort Club, our customer loyalty program designed primarily to reward our owners for recommending our beds. Each time a customer purchases a bed, the referring member receives a $50 coupon for purchase of our products, with increasing benefits for multiple referrals. In 2002, approximately 23,000 beds were sold through referrals from our Comfort Club members.

OPERATIONS

Manufacturing and Distribution

We have two manufacturing plants, one located in Columbia, South Carolina, and the other in Salt Lake City, Utah. The manufacturing operations in South Carolina and Utah consist of quilting and sewing of the fabric covers for our beds and final assembly and packaging of mattresses and foundations from contract manufactured components. In addition, our electrical Firmness Control System is assembled from contract manufactured components in our Salt Lake City plant. In April 2001, we discontinued manufacturing in our Minneapolis location and have since used this facility to process returns and warranty claims.

We manufacture beds to fulfill orders rather than stocking inventory, which enables us to maintain lower levels of finished goods inventory and operate with no regional warehousing. Orders are currently shipped from our manufacturing facilities, primarily via UPS, typically within 48 hours following order receipt, and are usually received by the customer within 5 to 10 business days after shipment. We are continually evaluating alternative carriers on a national and regional basis, as well as expanding our in-home assembly services in selected markets.

Suppliers

We currently obtain all of the materials and components used to produce our beds from outside sources. Components for the Firmness Control System are obtained from a variety of domestic sources. Quilting and ticking materials are obtained from a supplier that produces both in Belgium and in the United States. Components for our foundations are obtained from one domestic source.

Our proprietary air chambers are produced to our specifications by one Eastern European supplier, which has been our sole source of supply of air chambers since 1994. Under our agreement with this supplier, we are obligated to purchase certain minimum quantities. This agreement runs through October 2006 and is thereafter subject to automatic annual renewal unless either party gives 365 days' notice of its intention not to renew the agreement. We expect to continue this supplier relationship for the foreseeable future.

Our proprietary foundations are produced to our specifications by one domestic supplier under an agreement that expires in October 2003. This agreement is subject to automatic annual renewal unless either party gives 180 days' notice of its intention not to renew the agreement. We expect to continue this supplier relationship for the foreseeable future.

All of the suppliers that produce unique or proprietary products for us have in place either contingency or disaster recovery plans or redundant production capabilities in other locations in order to safeguard against any unforeseen disasters. We review these plans and sites on a regular basis to ensure the supplier's ability to maintain uninterrupted supply of materials and components.

Research and Development

Our research and development department continuously seeks to improve current product performance and benefits based on sleep science. Through customer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products. Since the introduction of our first bed, we have continued to improve and expand our product line, including a quieter Firmness Control System, remote controls with digital settings, more luxurious fabrics and covers, new generations of foams and foundation systems and enhanced border walls. Our research and development expenses were $0.9 million in 2002, $1.1 million in 2001 and $0.9 million in 2000.

Customer Service

We maintain an in-house customer service department of over 40 customer service representatives who receive extensive training in sleep technology and all aspects of our products and operations. Our customer service representatives field customer calls and also interact with each of our retail stores to address customer questions and concerns raised with retail sales professionals. Our customer service department also makes outbound calls to new customers during our in-home trial phase to provide solutions to possible problems in order to enhance customer education, build customer satisfaction and reduce returns.

Consumer Credit Arrangements

Through a private label consumer credit facility provided by Mill Creek Bank, a subsidiary of Conseco Finance Corp., our qualified customers are offered a revolving credit arrangement to finance purchases from us. Mill Creek Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, Mill Creek Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts.

Mill Creek Bank's right to set the minimum customer credit ratings could, if exercised, impact sales by affecting the number of customers who can finance purchases. The term of this facility expires in May 2004, subject to automatic one-year renewals, unless terminated by either party upon 150 days' notice prior to the end of the then-current term. We are liable to Mill Creek Bank for chargebacks arising out of (i) breach of our warranties relating to the underlying sale transaction, (ii) defective products or (iii) our failure to comply with applicable operating procedures under the facility. We have provided a standby letter of credit to Mill Creek Bank in the amount of $1.0 million to protect Mill Creek Bank against potential losses from unpaid chargebacks. We are not liable to Mill Creek Bank for credit losses arising out of our customers' credit defaults. If we replace Mill Creek Bank with an alternative third-party provider of consumer financing, Mill Creek Bank could request that we purchase its portfolio of our customer accounts based on a pre-determined formula, which reflects a discount to the face amount of these accounts. If we were to engage a replacement provider, we would likely require this new provider to purchase the portfolio from Mill Creek Bank, relieving us of our obligations under this facility.

COMPETITION

The bedding industry is highly competitive. Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. Our beds compete with a number of different types of bedding alternatives, including innerspring bedding, foam bedding, waterbeds, futons and other air-supported bedding that are sold through a variety of channels, including home furnishing stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. We believe that our success depends in part on increasing consumer awareness and acceptance of our existing products and the continuing introduction of product improvements or new products with features or benefits that differentiate our products from those offered by other manufacturers.

Innerspring bedding sales represent approximately 85% of all bedding sales. The traditional bedding industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring bedding with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, Simmons and Spring Air. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the bedding market.

INTELLECTUAL PROPERTY

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, border wall and corner piece systems, foundation systems and features related to sofa sleepers with air mattresses, as well as other technology. We have 22 issued U.S. patents, expiring at various points between January 2005 and March 2020, and four U.S. patent applications pending. We also hold 16 foreign patents and 14 foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot assure you that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products. To our knowledge, no third party has asserted a claim against us alleging that any element of our product infringes or otherwise violates any intellectual property rights of any third party.

"Select Comfort" and "Sleep Number" are trademarks registered with the U.S. Patent and Trademark Office. Applications for our new "Select Comfort" logos with the double arrow design have been approved for registration and published for opposition. We have a number of other registered marks, including "The Sleep Number Bed by Select Comfort" (logo), "The Sleep Number Store by Select Comfort"
(logo), "Comfort Club" and "Sleep Better on Air." U. S. applications are pending for a number of other marks, including "Select Comfort Creator of the Sleep Number Bed," "What's Your Sleep Number?" and several other marks that incorporate our new logo design. Several of these trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each federally registered mark is renewable indefinitely as long as the mark remains in use. We are not aware of any material claims of infringement or other challenges asserted against our right to use these marks.

GOVERNMENTAL REGULATION

Our operations are subject to state and local consumer protection and other regulations relating to the bedding industry. These regulations vary among the states in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as "new" or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. Our direct marketing operations are or may become subject to various adopted or proposed federal and state "do not call" list requirements.

The federal Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the bedding industry. The State of California plans to adopt, effective in the year 2004, new fire retardancy standards that have not yet been finally defined. If adopted, such new rules may adversely affect our costs, manufacturing processes and materials. We are developing product solutions that are intended to enable us to meet the new standards. Because the new standards have not been finally determined, however, no assurance can be given that our solutions will enable us to meet the new standards. We expect that any required product modifications will add cost to our product.

A portion of our net sales consists of refurbished products that are assembled in part from components returned to us from customers. These refurbished products must be properly labeled and marketed as refurbished products under applicable state laws. Our sales of refurbished products are limited to approximately 24 states, as the balance of the states do not allow the sale of refurbished bedding products.

We believe we are in substantial compliance with each of these governmental regulations.

INFORMATION SYSTEMS

We use technology to support our business and reduce operating costs, enhance our customer experience and provide information to manage our business. We use technology platforms from market leaders such as Oracle, Microsoft, Dell, Sun and Cisco to run both packaged applications and internally developed systems. We have purchased upgraded replacements for the majority of our technology infrastructure over the past several years as equipment has come off of lease.

Our major systems include an in-store point of sale (POS), a retail portal system, direct marketing and customer service in-bound/out-bound telemarketing systems, e-commerce systems, retail partners support systems and Oracle ERP systems. Our in-store retail systems include one or two POS systems in each store, based on sales volume. The POS terminals are connected via a secured Internet connection back to our enterprise systems. That same communication connection is used to provide the stores with access to store productivity and reporting systems via our retail portal. The retail, direct marketing, customer service, e-commerce and retail partner applications are interfaced to provide a fully integrated view of our customer and their activities across sales channels. Our Oracle based ERP applications include modules in support of our finance, human resources and manufacturing operations. We are currently upgrading our Oracle applications to the 11i version to provide significantly more flexibility, functionality and productivity cost savings.

We use a combination of primarily internal employees, supplemented by consultants and contractors to deliver and maintain our technology systems and assets. Outsourcing is occasionally used for cost effectiveness or strategic reasons. We have a tested disaster recovery plan in place.

EMPLOYEES

At December 28, 2002, we employed 1,805 persons, including 1,046 retail store employees, 54 direct marketing sales employees, 66 customer service employees, 273 manufacturing employees, 181 home delivery employees and 185 management and administrative employees. Approximately 164 of our employees were employed on a part-time basis at December 28, 2002. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

CERTAIN RISK FACTORS

WE MAY BE UNABLE TO SUSTAIN GROWTH OR PROFITABILITY.

Our net sales grew in 2002 after two consecutive years of declining net sales. Our six most recent quarters have been profitable after eight consecutive quarters of losses. We may not be able to sustain growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including without limitation:

o Our ability to continue to successfully execute our strategic initiatives and growth strategy;

o The efficiency and effectiveness of our Sleep Number advertising campaign and other marketing programs in building product and brand awareness, driving traffic to our points of sale and increasing sales;

o    The level of consumer acceptance of our products;

o Our ability to continue to realize the benefits of our cost savings initiatives;

o Our ability to realize increased sales and greater levels of profitability through our retail stores;

o Our ability to cost-effectively close under-performing or unprofitable store locations;

o Our ability to hire, train, manage and retain qualified retail store management and sales professionals;

o Our ability to cost-effectively sell our products through wholesale or other distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

o Our ability to continuously improve our products to offer new and enhanced consumer benefits, better quality and reduced costs;

o Our ability to maintain cost-effective sales, production and delivery of our products;

o Our ability to successfully expand our home delivery, assembly and mattress removal capability on a cost-effective basis;

o The ability of various third-party providers of delivery, assembly and mattress removal services to provide quality services on a cost-effective basis;

o Our ability to cost-effectively offer consumer credit options through third party credit providers;

o Our ability to successfully identify and respond to emerging trends in the bedding industry;

o    The level of competition in the bedding industry; and

o    General economic conditions and consumer confidence.

We cannot assure you that we will be successful in executing our growth strategy or that achieving our strategic plan will enable us to sustain profitability.
Failure to successfully execute any material part of our strategic plan or growth strategy could significantly harm our business, financial condition and operating results.

OUR COMPARABLE STORE SALES AND OTHER OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND AN UNANTICIPATED DECLINE IN COMPARABLE STORE SALES OR OTHER OPERATING RESULTS MAY DISAPPOINT INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

Our comparable store sales results and other operating results have fluctuated significantly in the past. These fluctuations may continue and thus may not be a meaningful indicator of future performance. For example, our comparable store sales results have fluctuated significantly from quarter to quarter with (decreases)/increases ranging from (7.7)% to 38.3% from 1998 through 2002. Stores enter the comparable store calculation in the 13th full month of operation. Our annual comparable store sales (decreases)/increases were 26.8% for 2002, (3.8)% for 2001 and 0.2% for 2000. We cannot assure you that our comparable store sales and other operating results will not fluctuate significantly in the future. A variety of factors affect our comparable store sales results and other operating results, including:

o Levels of consumer awareness of our products, brand name and store locations;

o    Levels of consumer acceptance of our existing and new products;

o Higher levels of sales in the first year of operations as each successive class of new stores is opened;

o    Comparable store sales performance in prior periods;

o    The maturation of our store base;

o The amount, timing and relative success of promotional events, advertising expenditures, new product introductions and product line extensions;

o    The quality and tenure of store-level managers and sales professionals;

o    The amount of competitive activity;

o    The timing of new store openings and related expenses;

o    Changes in the sales mix among our distribution channels;

o    Our ability to offer effective consumer credit promotional offerings;

o The wholesale distribution of our products through home furnishings and specialty bedding retailers into markets with existing company-operated retail stores;

o    Any increases in return rates or warranty claims;

o    Any disruptions in third-party delivery services; and

o    General economic conditions and consumer confidence.

Because of these fluctuations, our comparable store sales and other quarterly operating results may not be a meaningful indicator of future performance. Future decreases in our comparable store sales and other operating results could significantly harm our business, financial condition and operating results. In addition, an unanticipated decline in comparable store sales and other operating results may disappoint securities analysts or investors and result in a decline in our stock price.

OUR FUTURE GROWTH AND PROFITABILITY WILL DEPEND IN LARGE PART UPON THE EFFECTIVENESS AND EFFICIENCY OF OUR ADVERTISING EXPENDITURES AND OUR ABILITY TO SELECT THE RIGHT MARKETS IN WHICH TO ADVERTISE.

Our advertising expenditures were $39.5 million, $29.5 million and $31.3 million in 2002, 2001 and 2000, respectively. Our overall marketing budget is being managed with greater emphasis toward awareness-building advertising. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising expenditures, including our ability to:

o    Create greater awareness of our products and brand name;

o Identify the most effective and efficient level of spending in each markets;

o Determine the appropriate creative message and media mix for advertising expenditures;

o Effectively manage advertising costs (including creative and media) in order to maintain acceptable costs per inquiry, costs per order and operating margins;

o    Select the right markets in which to advertise; and

o    Convert consumer inquiries into actual orders.

We cannot assure you that our planned advertising expenditures will result in increased sales or will generate sufficient levels of product and brand name awareness or that we will be able to manage our advertising expenditures on a cost-effective basis.

THE BEDDING INDUSTRY IS HIGHLY COMPETITIVE. IF ANY OF OUR COMPETITORS OR A NEW ENTRANT INTO THE MARKET WITH SIGNIFICANT RESOURCES AGGRESSIVELY PURSUES THE AIR BED MARKET, OUR BUSINESS COULD BE SIGNIFICANTLY HARMED.

Our Sleep Number beds compete with a number of different types of bedding alternatives, including innerspring bedding, foam bedding, waterbeds, futons and other air-supported bedding that are sold through a variety of channels, including home furnishings stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. The bedding industry is characterized by a high degree of concentration among the four largest manufacturers with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand, Serta, Simmons and Spring Air. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the bedding market. A number of bedding manufacturers, including Simmons, have offered air beds and some of these manufacturers have recently increased their presence in the air bed market. Many of our competitors, including in particular the four largest bedding manufacturers, have greater financial, marketing and manufacturing resources and better brand name recognition than we do and sell products through broader and more established distribution channels. We cannot assure you that these competitors or new entrants into the market will not aggressively pursue the air bed market or be successful in obtaining a significant presence in the air bed market. Any such competition could significantly harm our business. In addition, should any of our competitors reduce its prices on premium bedding products, we may be required to implement similar price reductions in order to remain competitive, which could significantly harm our financial condition and operating results.

OUR PLAN TO PURSUE ADDITIONAL OR MAINTAIN EXISTING WHOLESALE RELATIONSHIPS WITH HOME FURNISHINGS RETAILERS, SPECIALTY BEDDING RETAILERS AND THE QVC SHOPPING CHANNEL MAY NOT YIELD THE BENEFITS WE EXPECT AND MAY INVOLVE OTHER RISKS THAT MAY HARM OUR BUSINESS.

An important element of our growth strategy is to expand profitable distribution by increasing sales through our existing channels and by increasing opportunities for consumers to become aware of, and to purchase, our products through additional points of distribution, such as wholesale distribution. We have only recently established a limited number of wholesale relationships with home furnishings retailers, specialty bedding retailers and the QVC shopping channel and therefore have limited wholesale experience. We cannot assure you that our wholesale relationships will result in the intended benefits. We also expect the gross margin from wholesale sales to be less than the gross margin we generate in our company-controlled channels. The success of our wholesale strategy will depend upon numerous factors, including the following:

o The ability of our personnel to adequately analyze and identify suitable wholesale distribution partners and markets in which our retail presence is underrepresented;

o Our ability to negotiate favorable distribution terms with our wholesale distribution partners;

o Our ability and the ability of our wholesale distribution partners to train, motivate, incentivize and retain sales professionals who are selling our products;

o Our ability to adapt our distribution and other operational and management systems to an expanded network of points of sale; and

o Our ability and the ability of our wholesale distribution partners to attract customers and generate sales sufficient to justify the expense of establishing the wholesale distribution relationship.

WE RELY UPON SEVERAL KEY SUPPLIERS THAT ARE, IN SOME INSTANCES, OUR SOLE SOURCE OF SUPPLY. THE FAILURE OF ONE OR MORE OF THESE SUPPLIERS OR OUR OTHER KEY SUPPLIERS TO SUPPLY COMPONENTS FOR OUR PRODUCTS ON A TIMELY BASIS, OR A MATERIAL CHANGE IN THE PURCHASE TERMS FOR OUR COMPONENTS, COULD SIGNIFICANTLY HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

The major components and raw materials that we purchase for our products are air chambers, foundations, remote controls, pumps, valves, foam and fabric. We currently obtain the air chambers and foundations for our beds from single supply sources. We have a supply agreement with the supplier of our air chambers that expires in October 2006, subject to automatic annual renewal thereafter unless either party gives 365 days' notice of non-renewal. We have a supply agreement with the supplier of our blow molded foundations that expires in October 2003, subject to automatic annual renewal thereafter unless either party gives 180 days' notice of non-renewal. If our relationship with the supplier of our air chambers or foundations is terminated, we could have difficulty in replacing these sources since there are few other suppliers capable of manufacturing these components.

We generally purchase many of our other components and raw materials centrally to obtain volume discounts and achieve economies of scale. We therefore obtain a large percentage of our components and raw materials from a small number of suppliers. We do not have any long-term purchase agreements with, or other contractual assurances of continued supply, pricing or access from, any of our suppliers, except as noted above. Other than our air chambers and foundations, we purchase most of our components and raw materials through purchase orders. If prices increase and we are unable to pass on the increase in our costs to our customers, then our financial condition or operating results may be significantly harmed.

The loss of one or more of our key suppliers, the failure of one or more of our key suppliers to supply components to our products on a timely basis, or a material change in the purchase terms for our components could significantly harm our business, financial condition and operating results.

We generally assemble our products after we receive orders from customers. Lead times for ordered components may vary significantly and depend upon factors, such as the location of the supplier, the complexity in manufacturing the component and general demand for the component. Some of our components, including our air chambers, have longer lead times. We generally do not maintain large volumes of component inventory, except for our air chambers, in which case we generally carry approximately four weeks of inventory. As a result, an unexpected and significant increase in the demand for our beds could lead to inadequate inventory and delays in shipping our beds to customers.

THE FOREIGN MANUFACTURING OF OUR AIR CHAMBERS AND SOME OF OUR OTHER COMPONENTS INVOLVES RISKS THAT COULD SUBSTANTIALLY HARM OUR BUSINESS.

Since our air chambers and some of our other components are manufactured outside the United States, our operations could be significantly harmed by the risks associated with foreign sourcing of materials, including without limitation:

o    Political instability resulting in disruption of trade;

o Existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States or increase the cost of such goods;

o Any significant fluctuation in the value of the U.S. dollar against foreign currencies; and

o    Economic uncertainties, including inflation.

If any of these or other factors were to render the conduct of any of our suppliers' businesses in particular countries undesirable or impractical, our financial condition and operating results could be materially adversely affected because we would have difficulty sourcing the main components of our products.

OUR AIR BEDS REPRESENT A SIGNIFICANT DEPARTURE FROM TRADITIONAL INNERSPRING BEDDING AND THE FAILURE OF OUR BEDS TO ACHIEVE MARKET ACCEPTANCE WOULD SIGNIFICANTLY HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

Innerspring mattress sales represent approximately 85% of all mattress sales. Four large manufacturers of innerspring bedding dominate the U.S. bedding market. Our air chamber technology represents a significant departure from traditional innerspring bedding. Because no established air bed market existed prior to the introduction of our air bed in 1988, we faced the challenge of establishing the viability of this market, as well as gaining widespread acceptance of our air bed. The market for air beds is now evolving and the future success of our products will depend upon both the continued growth of this market and market acceptance of our air beds. The failure of our beds to achieve market acceptance for any reason would significantly harm our business, financial condition and operating results.

APPROXIMATELY ONE-THIRD OF OUR NET SALES ARE FINANCED BY A THIRD PARTY. THE TERMINATION OF OUR AGREEMENT WITH THIS THIRD PARTY, ANY MATERIAL CHANGE TO THE TERMS OF OUR AGREEMENT WITH THIS THIRD PARTY OR IN THE AVAILABILITY OR TERMS OF CREDIT OFFERED TO OUR CUSTOMERS BY THIS THIRD PARTY, OR ANY DELAY IN SECURING REPLACEMENT CREDIT SOURCES, COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

Our qualified customers are offered a revolving credit arrangement to finance purchases from us through a private label consumer credit facility provided by Mill Creek Bank, a subsidiary of Conseco Finance Corp. Mill Creek Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures and is the owner of the accounts. In connection with all purchases financed under these arrangements, Mill Creek Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts. Mill Creek Bank's right to set the minimum customer credit ratings could, if exercised, impact sales by affecting the number of customers who can finance purchases. The term of this facility expires in May 2004, subject to automatic one-year renewals, unless terminated by either party upon 150 days' notice prior to the end of the then-current term. We are liable to Mill Creek Bank for chargebacks arising out of (i) breach of our warranties relating to the underlying sale transaction,
(ii) defective products or (iii) our failure to comply with applicable operating procedures under the facility. We have provided a standby letter of credit to Mill Creek Bank in the amount of $1.0 million to protect Mill Creek Bank against potential losses from unpaid chargebacks. We are not liable to Mill Creek Bank for losses arising out of our customers' credit defaults. If we replace Mill Creek Bank with an alternative third-party provider of consumer financing, Mill Creek Bank could request that we purchase its portfolio of our customer accounts based on a pre-determined formula, which reflects a discount to the face amount of these accounts. If we were to engage a replacement provider, we would likely require this new provider to purchase the portfolio from Mill Creek Bank, relieving us of our obligations under this facility.

Conseco Finance Corp., the parent corporation of Mill Creek Bank, has recently experienced financial and liquidity issues and has filed for protection under federal bankruptcy laws. Through its pending bankruptcy proceedings, Conseco Finance Corp. has proposed to sell various of its operating assets, including Mill Creek Bank. The sale process, including selection of the ultimate possible purchaser of these assets, is pending. Any new owner of Mill Creek Bank could attempt to exercise its discretion available to Mill Creek Bank under our facility that may adversely impact our reliance on it. These financial and liquidity issues could jeopardize the ability of Mill Creek Bank to continue to provide consumer credit financing for our customers. In that event, we would seek to secure consumer credit financing from other sources, but it may not be possible to secure such arrangements without some delay or on the same or better terms than have been available from Mill Creek Bank. Approximately 32.6% of our net sales during 2002 and 39.8% of our net sales during 2001 were financed by Mill Creek Bank. Termination of our agreement with Mill Creek Bank, any material change to the terms of our agreement with Mill Creek Bank or in the availability or terms of credit for our customers from Mill Creek Bank or any delay in securing replacement credit sources, could harm our business, financial condition and operating results.

OUR FUTURE GROWTH AND SUCCESS DEPEND UPON KEY PERSONNEL WHOM WE MAY NOT BE ABLE TO RETAIN OR HIRE.

We are currently dependent upon the continued services, ability and experience of our executive management team, particularly William R. McLaughlin, our President and Chief Executive Officer. The loss of the services of Mr. McLaughlin or other members of executive management could significantly harm our business. We do not maintain any key person life insurance on any members of our executive management team. Our future growth and success will also depend upon our ability to attract, retain and motivate other qualified personnel.

OUR FUTURE GROWTH AND SUCCESS WILL DEPEND, IN PART, UPON OUR ABILITY TO ENHANCE OUR EXISTING PRODUCTS AND TO DEVELOP AND MARKET NEW PRODUCTS, ON A TIMELY BASIS, THAT RESPOND TO CUSTOMER NEEDS AND ACHIEVE MARKET ACCEPTANCE.

One of our growth strategies is to continue to lead our industry in product innovation and sleep expertise by enhancing existing products and by developing and marketing new products that deliver personalized comfort and better sleep. We cannot assure you that we will be successful in developing or marketing enhanced or new products or that the market will accept any such products. Further, the resulting level of sales from any of our enhanced or new products may not justify the costs associated with the development and marketing.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO PREVENT OTHER COMPANIES FROM USING OUR TECHNOLOGY IN COMPETITIVE PRODUCTS.

Certain elements of the design and function of our beds are the subject of U.S. and foreign patents and patent applications owned by us. We also own several registered and unregistered trademarks and trademark applications, including in particular our Sleep Number trademark, which we believe have significant value and are important to the marketing of our products to customers. In addition to patents and trademarks, we rely upon copyrights, trade secrets and other intellectual property rights and we have implemented several measures to protect our intellectual property and confidential information contained in our products, such as entering into assignment of invention and nondisclosure agreements. Our ability to compete effectively with other companies depends, to a significant extent, upon our ability to maintain the proprietary nature of our owned intellectual property and confidential information. We cannot assure you, however, that our intellectual property rights will provide us substantial protection or cannot and will not be circumvented by our competitors. We also cannot assure you that our protective measures will protect our intellectual property rights or confidential information or prevent our competitors from developing and marketing products that are similar to or competitive with our beds or other products. In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States.

Intellectual property litigation, which could result in substantial costs to us and the diversion of significant time and effort by our executive management, may be necessary to enforce our patents and trademarks and to protect our trade secrets and proprietary technology. We cannot assure you that we will have the financial resources necessary to enforce or defend our intellectual property rights. Although we are unaware of any intellectual property infringement or invalidity claims asserted against us, we cannot assure you that third parties, including competitors, will not assert such claims against us or that, if asserted, such claims will not be upheld. We also cannot assure you that we would prevail in any such litigation or that, if we are unsuccessful, we would be able to obtain any necessary licenses on reasonable terms or at all.

WE DEPEND UPON UPS AND OTHER CARRIERS TO DELIVER OUR PRODUCTS TO CUSTOMERS ON A TIMELY AND COST-EFFECTIVE BASIS AND ANY SIGNIFICANT DELAY IN DELIVERIES TO OUR CUSTOMERS OR INCREASE IN FREIGHT CHARGES COULD SIGNIFICANTLY HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

Historically, we have relied almost exclusively on UPS for delivery of our products to customers. For a significant portion of the third quarter of 1997, UPS was unable to deliver our products within acceptable time periods due to a labor strike, causing delays in deliveries to customers and requiring us to use alternative carriers. No assurance can be given that UPS will be able to avert labor difficulties in the future or that UPS will not otherwise experience difficulties in meeting our requirements in the future. In 2000, we began to shift a portion of our product delivery business to FedEx. In addition, we either provide directly, or contract with a third party to provide, in-home delivery, assembly and mattress removal services, and are in the process of increasing the availability of this service. Despite these alternative carriers, we cannot assure you that if UPS were to experience difficulties in meeting our requirements we would be able to deliver our products to our customers through any one or more of these or other alternative carriers on a timely or cost-effective basis. Any significant delay in deliveries to our customers or increase in freight charges could significantly harm our business, financial condition and operating results.

SIGNIFICANT AND UNEXPECTED RETURN RATES UNDER OUR 30-NIGHT TRIAL PERIOD AND WARRANTY CLAIMS UNDER OUR LIMITED 20-YEAR WARRANTY ON OUR BEDS, IN EXCESS OF OUR RETURNS AND WARRANTY RESERVES, COULD SIGNIFICANTLY HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

Part of our marketing and advertising strategy focuses on providing a 30-night trial in which customers may return their beds and obtain a refund of the purchase price if they are not 100% comfortable with our product. As we expand our sales, we cannot assure you that our return rates will remain within acceptable levels. A significant and unexpected increase in return rates could significantly harm our business, financial condition and operating results. Our marketing and advertising strategy also includes providing our customers with a limited 20-year warranty on our beds. However, since we have only been selling beds in significant quantities since 1992, we cannot assure you that we will not receive significant and unexpected claims under this warranty or that our warranty reserves will be adequate to cover future warranty claims. Significant warranty claims in excess of our warranty reserves could also significantly harm our business, financial condition and operating results.

WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WHICH COULD SIGNIFICANTLY HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

Our growth strategy has placed, and will continue to place, a significant strain on our management, production, information systems and other resources. To manage growth effectively, we must maintain a high level of manufacturing quality and efficiency, continue to enhance our operational, financial and management systems, including our database management, tracking of inquiries, inventory control and distribution systems, and expand, train and manage our employee base. We cannot assure you that we will be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition and operating results.

OUR MANAGEMENT INFORMATION SYSTEMS MAY PROVE INADEQUATE AND WE ARE IN THE PROCESS OF MIGRATING OUR CURRENT SYSTEMS TO AN UPGRADED VERSION, WHICH COULD CAUSE INTERRUPTIONS IN OUR BUSINESS IF THIS CONVERSION DOES NOT OCCUR SMOOTHLY.

We depend upon our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers and this software may not be easily integrated with other software and systems. Our business will be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our systems as we execute our growth strategy. We are in the process of migrating our management information systems to an upgraded version, which could cause interruptions in our business if this conversion does not occur smoothly.

DAMAGE TO EITHER OF OUR MANUFACTURING FACILITIES COULD SIGNIFICANTLY HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

We have two manufacturing plants which are located in Columbia, South Carolina and in Salt Lake City, Utah. Since we manufacture beds to fulfill orders rather than stocking inventory, our business, financial condition and operating results may be significantly harmed if either of our manufacturing plants was destroyed or shut down for a significant period of time.

SIGNIFICANT AND LONG-TERM FAILURE OF OUR WEB SITE COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

We depend on our web site for a certain percentage of our net sales and for advertising of our products. If our web site becomes unavailable for a significant period of time due to information technology or Internet failure, our net sales could be adversely affected.

OUR BUSINESS IS SUBJECT TO SEASONAL INFLUENCES AND A SUBSTANTIAL PORTION OF OUR NET SALES IS OFTEN REALIZED IN THE LAST MONTH OR LAST FEW WEEKS OF A QUARTER, DUE IN PART TO OUR PROMOTIONAL SCHEDULE AND COMMISSION STRUCTURE.

Our business is subject to some seasonal influences, with lower sales in the second quarter and higher sales during the fourth quarter holiday season due to greater mall traffic. Furthermore, a substantial portion of our sales is often realized in the last month or last few weeks of a quarter, due in part to our promotional schedule and commission structure. The level of sales and marketing expenses and new store opening costs is based, in significant part, on our expectations of future customer inquiries and net sales and cannot be adjusted quickly. If there is a shortfall in expected net sales or in the conversion rate of customer inquiries, we may be unable to adjust our spending in a timely manner and our business, financial condition and operating results may be significantly harmed.

WE ARE SUBJECT TO GOVERNMENT REGULATIONS RELATING TO THE BEDDING INDUSTRY AND CANNOT ASSURE YOU THAT WE WILL NOT BE REQUIRED TO INCUR EXPENSE AND MODIFY OUR OPERATIONS IN ORDER TO ENSURE COMPLIANCE WITH THESE REGULATIONS.

Our operations are subject to state and local consumer protection and other regulations relating to the bedding industry. These regulations vary among the states in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as "new" or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. Although we believe that we are in substantial compliance with these regulations and have implemented a variety of measures to promote continuing compliance, we cannot assure you that we will not be required in the future to incur expense and/or modify our operations in order to ensure compliance with these regulations which could harm our operating results.

Our direct marketing operations are or may become subject to various adopted or proposed federal and state "do not call" list requirements. We believe that we are in compliance with these requirements, but these requirements may be modified over time and may adversely affect our direct marketing sales or costs.

The federal Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the bedding industry. The State of California plans to adopt, effective in the year 2004, new fire retardancy standards that have not yet been finally defined. If adopted, such new rules may adversely affect our costs, manufacturing processes and materials. We are developing product solutions that are intended to enable us to meet the new standards. Because the new standards have not been finally determined, however, no assurance can be given that our solutions will enable us to meet the new standards. We expect that any required product modifications will add cost to our product.

A portion of our net sales consists of refurbished products that are assembled in part from components returned to us from customers. These refurbished products must be properly labeled and marketed as refurbished products under applicable state laws. Our sales of refurbished products are limited to approximately 24 states, as the remaining states do not allow the sale of refurbished bedding products.

FAILURE TO COMPLY WITH HEALTH AND SAFETY REQUIREMENTS COULD EXPOSE US TO A MATERIAL LIABILITY.

We are subject to federal, state and local laws and regulations relating to occupational health and safety. There can be no assurance that we are at all times in compliance with all such requirements. We have made and will continue to make capital and other expenditures to comply with health and safety requirements.

WE MAY FACE EXPOSURE TO PRODUCT LIABILITY.

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products proves to be defective, we may be required to recall or redesign such products. We maintain insurance against product liability claims, but there can be no assurance that such coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business.

WE DEPEND UPON ENDORSEMENTS BY NATIONAL RADIO PERSONALITIES TO PROMOTE OUR PRODUCTS.

Our integrated marketing program depends in part on national radio personalities, including Paul Harvey and Rush Limbaugh. The loss of either Paul Harvey or Rush Limbaugh or a reduction in the effectiveness of their endorsement could result in significant harm to our business, financial condition and operating results.

ADDITIONAL TERRORIST ATTACKS IN THE UNITED STATES OR AGAINST U.S. TARGETS OR ACTUAL OR THREATS OF WAR OR THE ESCALATION OF CURRENT HOSTILITIES INVOLVING THE UNITED STATES OR ITS ALLIES COULD SIGNIFICANTLY IMPACT OUR BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS OR STOCK PRICE IN UNPREDICTABLE WAYS.

Additional terrorist attacks in the United States or against U.S. targets, or actual or threats of war or the escalation of current hostilities involving the United States or its allies, or military or trade disruptions impacting our domestic or foreign suppliers of components to our products, may impact our operations, including, among other things, causing delays or losses in the delivery of merchandise to us and decreased sales of our products. These events could cause an increase in oil or other commodity prices, which could adversely affect our materials or transportation costs, including delivery of our products to customers. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets. These events also could cause an economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our business, financial condition and operating results and may result in volatility of our stock price.

As a result of the terrorist attacks in the United States and the threat of war involving the United States, we believe many consumers have traveled less and purchased more products for their home. We believe these trends have contributed to an increase in our net sales. We cannot assure you that these trends will continue, that they will continue to positively affect our net sales or that we will be able to sustain our current net sales levels.

ITEM 2. PROPERTIES

Retail Locations

We currently lease all of our existing retail store locations and expect that our policy of leasing, rather than owning stores, will continue as we expand our store base. Our store leases generally provide for an initial lease term of 7 to 10 years with a mutual termination option if we do not achieve certain minimum annual sales thresholds. Generally, the store leases require us to pay minimum rent plus percentage rent based on net sales in excess of certain thresholds, as well as certain operating expenses.


         The following table provides information regarding the 321 stores we currently operate in the following 46 states:

    STATE                               STORES           STATE                                 STORES
    -----                               ------           -----                                 ------
    Alabama...........................     2             Montana.............................     2
    Arizona...........................     9             Nebraska............................     2
    Arkansas..........................     1             Nevada..............................     3
    California........................    40             New Hampshire.......................     3
    Colordo...........................    10             New Jersey..........................     9
    Connecticut.......................     5             New Mexico..........................     2
    Delaware..........................     1             New York............................     4
    Floroda...........................    21             North Carolina......................     7
    Georgia...........................     7             North Dakota........................     1
    Idaho.............................     1             Ohio................................    10
    Illinois..........................    14             Oklahoma............................     2
    Indiana...........................     8             Oregon..............................     6
    Iowa..............................     5             Pennsylvania........................    14
    Kansas............................     5             Rhode Island........................     1
    Kentucky..........................     3             South Carolina......................     2
    Louisiana.........................     3             South Dakota........................     1
    Maine.............................     1             Tennessee...........................     8
    Maryland..........................     9             Texas...............................    25
    Massachusetts.....................     5             Utah................................     4
    Michigan..........................    13             Virginia............................     7
    Minnesota.........................    13             Washington..........................    11
    Mississippi.......................     1             West Virginia.......................     1
    Missouri..........................    10             Wisconsin...........................     9

Manufacturing and Headquarters

We lease approximately 122,000 square feet in Minneapolis that includes our corporate headquarters, our direct marketing call center, our customer service group, our research and development department and a distribution center that accepts returns and processes warranty claims. This lease expires in 2004 and contains two five-year renewal options. We have subleased 20,000 square feet of our Minneapolis facility through March 2003. We also lease two additional manufacturing and distribution centers in Columbia, South Carolina and Salt Lake City, Utah of approximately 105,000 square feet and approximately 101,000 square feet, respectively. We lease the Columbia facility through February 2008, with a five-year renewal option thereafter, and the Salt Lake City facility through April 2009. We lease another 16,100 square feet of office space in the Minneapolis area through April 2004, which we have vacated, and a portion of which we have subleased to a third party.

ITEM 3.  LEGAL PROCEEDINGS

In June 1999, we and certain of our former officers and directors were named as defendants in a class action lawsuit filed in U.S. District Court in Minnesota. The suit, filed on behalf of purchasers of our common stock between December 4, 1998 and June 7, 1999, alleges that we and the named former directors and officers failed to disclose or misrepresented certain information concerning our company in violation of federal securities laws. We believe that the suit is without merit and have vigorously defended the matter.

We have consented to a settlement of this litigation negotiated by our insurance carrier. The settlement is covered by insurance and involves no cash or other payment obligation by us, and no admission of liability or wrongdoing by us. The settlement is not expected to have any impact on our results of operations or financial condition. On December 13, 2002, the settlement agreement received preliminary approval from the U.S. District Court for the District of Minnesota. The Court issued an order setting February 28, 2003 for a hearing for final approval of the settlement agreement. At the hearing for final approval, the Court will hear any objections to the settlement or its terms.

We are involved in other various claims, legal actions, sales tax disputes and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in our consolidated financial statements and the ultimate outcome of these other matters will not have a material effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

                              --------------------



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our common stock trades on the Nasdaq Stock Market under the symbol "SCSS". The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by the Nasdaq National Market for the two most recent fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                   FOURTH    THIRD    SECOND    FIRST
                  QUARTER   QUARTER   QUARTER  QUARTER
                  --------- --------- -------- ---------
FISCAL 2002
High                $10.20     $6.22    $6.99     $4.57
Low                  $5.29     $3.81    $3.77     $1.93
                  --------- --------- -------- ---------

FISCAL 2001
High                 $2.11     $1.71    $1.68     $2.44
Low                  $0.89     $0.81    $0.45     $1.13
                  --------- --------- -------- ---------


NUMBER OF RECORD HOLDERS; DIVIDENDS
As of February 14, 2003, there were 189 record holders of our common stock. We did not declare or pay any cash dividends on the common stock during the fiscal years ended December 28, 2002 or December 29, 2001 and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The data presented below have been derived from our Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K:

                                                                                   YEAR
                                                          ------------------------------------------------------
                                                             2002        2001        2000      1999       1998
                                                          ---------   --------    --------   --------   --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales.................................................$ 335,795   $261,687    $270,077   $273,767   $246,269
Gross profit..............................................  209,999    154,477     154,476    163,847    147,884
Operating expenses:
   Sales and marketing....................................  155,890    138,417     149,283    147,929    116,696
   General and administrative.............................   32,854     25,296      29,211     29,213     19,723
   Store closings and asset impairments...................      233      1,366       1,952      1,498         20
                                                          ---------   --------    --------   --------   --------
Operating income (loss)(1)................................   21,022    (10,602)    (25,970)   (14,793)    11,445
Net income (loss).........................................   37,122    (12,066)    (37,214)    (8,204)     5,195
                                                          =========   ========    ========   ========   ========
Net income (loss) per share:
   Basic..................................................  $  1.51    $ (0.66)   $  (2.09)  $  (0.45)  $   0.74
                                                          =========   ========    ========   ========   ========
   Diluted................................................  $  1.09    $ (0.66)   $  (2.09)  $  (0.45)  $   0.19
                                                          =========   ========    ========   ========   ========
   Pro forma (2)..........................................  $  0.37    $ (0.41)   $  (0.89)  $  (0.45)  $   0.19
                                                          =========   ========    ========   ========   ========
Shares used in calculation of net income (loss)
  per share (2):
   Basic..................................................   24,549     18,157      17,848     18,300      4,114
                                                          =========   ========    ========   ========   ========
   Diluted and pro forma (2)..............................   34,532     18,157      17,848     18,300     15,928
                                                          =========   ========    ========   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities.......... $ 40,824   $ 16,375    $  5,448   $ 27,570  $  45,561
Working capital...........................................   26,765     (3,739)    (12,431)    14,470     42,249
Total assets..............................................  108,331     67,436      64,672     95,363    106,234
Long-term debt, less current maturities...................    2,991     17,109       2,322         36         29
Total shareholders' equity................................   54,515      6,772      16,600     52,872     70,691

SELECTED OPERATING DATA:
Stores open at period-end (3).............................      322        328         333        341        264
Stores opened during period...............................       15         11          19         79         65
Stores closed during period...............................       21         16          27          2          1
Average net sales per store (000's) (4)................... $    817   $    626    $    636   $    644   $    664
Percentage of stores with more than $1.0 million in net
  sales(4)................................................     24.1%       9.8%       11.8%      12.6%      12.6%
Comparable store sales increase (decrease) (5)............     26.8%      (3.8)%       0.2%       4.7%      23.5%
Average square footage per store open during period (4)...      972        941         913        893        894
Net sales per square foot (4)............................. $    841   $    666    $    697   $    721   $    743
Average store age (in months at period end)...............       61         51          41         31         26
EBITDA (6)................................................ $ 30,449   $    334    $(15,628)  $ (6,600)  $ 16,816

----------
(1) Includes charges for store closings and asset impairments of $0.2 million, $1.4 million, $2.0 million, $1.5 million and $0.0 million for 2002, 2001, 2000, 1999 and 1998, respectively. See Note 4 to our Consolidated Financial Statements.

(2) Pro forma net income (loss) per share reflects the effects on net income from specific non-recurring items and from the recognition of an income tax benefit (provision) for years where a regular tax provision, at a rate of 38%, was not recorded. Generally accepted accounting principles (GAAP) did not allow us to reduce net income for income tax expense in 2002 or to provide an income tax benefit in 2001 or 2000. Because we expect to record income tax in future periods, we believe pro forma net income (loss) per share provides a more meaningful comparison than GAAP net income (loss) per share for the periods presented and future periods. In addition, we excluded the effect of the extraordinary after-tax, non-cash charges associated with early repayment of our $5.0 million of 12% senior secured debt in December 2002. A reconciliation of diluted net income (loss) per share (as determined in accordance with GAAP) to pro forma net income
     (loss) per share is as follows:

                                                                       2002           2001        2000
                                                                     --------       --------    --------
GAAP diluted net income (loss) per share.....................         $ 1.09         $(0.66)     $(2.09)
Effect of:
   Income tax benefit (provision) at 38% of income before tax          (0.22)          0.25        0.55
   Extraordinary loss........................................           0.02             --          --
   (Restoration) write-off of deferred tax asset.............          (0.52)            --        0.65
                                                                      ------         ------      ------
Pro forma diluted net income (loss)  per share...............         $ 0.37         $(0.41)     $(0.89)
                                                                      ======         ======      ======

(3) Includes stores operated in leased departments within other retail stores (13, 22, 25, 45 and 14 at the end of 2002, 2001, 2000, 1999 and 1998,
     respectively).

(4)  For stores open during the entire period indicated.

(5) Stores enter the comparable store calculation in the 13th full month of operation. The number of comparable stores used to calculate such data was 307, 317, 314, 262 and 199 for 2002, 2001, 2000, 1999 and 1998,
     respectively. Our 1998 comparable store sales increase reflects adjustments for an additional week of sales in 1997. Without adjusting for the additional week, comparable store sales would have been 17.9% in 1998.

(6) Earnings before interest, income taxes, depreciation, amortization and other non-cash charges, including non-cash compensation (EBITDA) is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with GAAP). We believe that EBITDA is a useful supplement to net income and other income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. A reconciliation of operating income (loss) to EBITDA for each of the fiscal years indicated is as follows:

                                             2002        2001       2000         1999        1998
                                           --------  ----------  ----------   ----------   --------
Operating income (loss).................   $ 21,022  $ (10,602)  $ (25,970)   $ (14,793)   $ 11,445
   Store closings and asset impairments.        233      1,366       1,952        1,498          20
   Depreciation and amortization........      9,194      9,570       8,390        6,695       5,351
                                           --------     ------   ---------     --------    --------
EBITDA                                     $ 30,449     $  334   $ (15,628)    $ (6,600)   $ 16,816
                                           ========     ======   =========     ========    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "COULD," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PLAN," "PROJECT," "PREDICT," "INTEND," "POTENTIAL," "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS INCLUDING THOSE SET FORTH ABOVE IN PART I, ITEM 1 UNDER THE HEADING TITLED "CERTAIN RISK FACTORS."

OVERVIEW AND CRITICAL ACCOUNTING POLICIES

We are the leading developer, manufacturer and marketer of premium quality, adjustable-firmness beds. The air chamber technology of our proprietary Sleep Number bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products.

Our critical accounting policies relate to revenue recognition, accrued sales returns, accrued warranty costs and impairment of long-lived assets and long-lived assets to be disposed of by us. The effect of these policies on our financial statements is incorporated in the discussion below.

Net sales

We generate revenue by selling our products through four complementary distribution channels. Three of these channels, retail, direct marketing and e-commerce, are company-controlled and sell directly to consumers. Our wholesale channel sells to leading home furnishings retailers, specialty bedding retailers and the QVC shopping channel.

Revenue recognition. We record revenue at the time product is shipped to our customer, except when beds are delivered and set up by our home delivery employees, in which case revenue is recorded at the time the bed is delivered and set up in the home.

Accrued sales returns. We reduce sales at the time revenue is recognized for estimated returns. This estimate is based on historical return rates, which are reasonably consistent from period to period. If actual returns vary from expected rates, revenue in future periods is adjusted, which could have a material adverse effect on future results of operations.

Channel Sales. The proportion of our total net sales, by dollar volume, from each of our channels during the last three years is summarized as follows:

                              2002        2001        2000
                             ------      ------      ------
Retail                         77%         78%         79%
Direct marketing               14%         15%         18%
E-commerce                      4%          3%          3%
Wholesale                       5%          4%          0%

The number of company-operated retail locations during the last three years is summarized as follows:

                              2002        2001      2000
                             ------      ------    ------
Beginning of year              328         333       341
Opened                          15          11        19
Closed                         (21)        (16)      (27)
                              ----        ----      ----
End of year                    322         328       333
                              ====        ====      ====

We anticipate opening 20 to 30 new retail stores and expect to close approximately five stores in 2003. Company-operated stores included leased departments within 13, 22 and 25 Bed, Bath &

Beyond stores as of 2002, 2001 and 2000, respectively.

Comparable store sales increased (decreased) by 26.8%, (3.8)% and 0.2% in 2002, 2001 and 2000, respectively. In 2002, total net sales and comparable store sales were positively affected by the increased investment in advertising and improved product mix that resulted from improvements in our product line, the design of our promotional programs and improvements in our selling process.

Cost of sales

Cost of sales includes costs associated with purchasing materials, manufacturing costs and delivering our products to our customers. In 2002, we elected to reclassify costs associated with the delivery of our products to customers from sales and marketing expenses to cost of sales. As a result of this change, cost of sales increased and sales and marketing expenses decreased. This change in classification does not affect operating income or net income.

Accrued warranty costs. Cost of sales also includes estimated costs to service warranty claims of customers. This estimate is based on historical claim rates during the warranty period. Because this estimate covers an extended period of time, a revision of estimated claim rates could result in a significant adjustment of estimated future costs of fulfilling warranty commitments. An increase in estimated claim rates could have a material adverse effect on future results of operations.

Gross profit

Our gross profit margin is dependent on a number of factors and may fluctuate from quarter to quarter. These factors include the mix of products sold, the level at which we offer promotional discounts to purchase our products, the cost of materials and manufacturing and the mix of sales between wholesale and company-controlled distribution channels. Sales directly to consumers through company-controlled channels generally generate higher gross margins than sales through our wholesale channels because we capture both the manufacturer's and retailer's margin.

Sales and marketing expenses

Sales and marketing expenses include advertising and media production, other marketing and selling materials such as brochures, videos, customer mailings and in-store signage, sales compensation, store occupancy costs and customer service. In 2002, we elected to reclassify costs associated with the delivery of our products to customers from sales and marketing expenses to cost of sales. As a result of this change, cost of sales increased and sales and marketing expenses decreased. This change in classification does not affect operating income or net income. Store opening costs are expensed as incurred and advertising costs are expensed the first time the advertisement is aired.

Advertising expense was $39.5 million in 2002, $29.5 million in 2001 and $31.3 million in 2000. Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to our points of sale. We anticipate that full year advertising expenditures in 2003 will approximate $50 million.

General and administrative expenses

General and administrative expenses include costs associated with management of functional areas, including information technology, investor relations, risk management and research and development. Costs include salary, bonus and benefits, information hardware, software and maintenance, office facilities, insurance and shareholder relations costs and other overhead.

Store closing and asset impairment expenses

We evaluate our long-lived assets, including leaseholds and fixtures in existing stores and stores expected to be remodeled, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. Store assets are written off when we believe these costs will not be recovered through future operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as percentages of net sales.

                                   PERCENTAGE OF NET SALES
                                  -------------------------
                                   2002     2001      2000
                                  -----    -----     -----
Net sales                         100.0%   100.0%    100.0%
Cost of sales                      37.5     41.0      42.8
                                  -----    -----     -----
   Gross profit                    62.5     59.0      57.2
Operating expenses:
   Sales and marketing             46.4     52.9      55.3
   General and administrative       9.8      9.7      10.8
   Store closings and asset
    impairments                     0.1      0.5       0.7
                                  -----    -----     -----
         Total operating
           expenses                56.3     63.1      66.8
                                  -----    -----     -----
 Operating income (loss)            6.3     (4.0)     (9.6)
 Other income (expense), net       (0.4)    (0.6)      0.1
                                  -----    -----     -----
 Income (loss) before income
    taxes and extraordinary loss    5.9     (4.6)     (9.5)
 Income tax (benefit) expense      (5.3)     0.0       4.3
                                  -----    -----     -----
 Income (loss) before
    extraordinary loss             11.2     (4.6)    (13.8)
                                  -----    -----     -----
      Extraordinary loss, net
        of tax                     (0.1)     0.0       0.0
                                  -----    -----     -----
      Net income (loss)            11.1%    (4.6)%   (13.8)%
                                  =====    =====     =====

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in comparable store sales, the timing, amount and effectiveness of advertising expenditures, any changes in sales return rates or warranty experience, the timing of new store openings and related expenses, net sales contributed by new stores, competitive factors, any disruptions in supplies or third-party service providers and general economic conditions and consumer confidence. Furthermore, a substantial portion of net sales is often realized in the last month of a quarter, due in part to our promotional schedule and commission structure. As a result, we may be unable to adjust spending in a timely manner, and our business, financial condition and operating results may be significantly harmed. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

COMPARISON OF 2002 AND 2001

Net sales

Net sales in 2002 increased 28% to $335.8 million from $261.7 million in 2001 due to a 15% increase in mattress unit sales and higher average selling prices resulting primarily from improvements in product mix and lower return rates. The increase in net sales by sales channel was attributable to (i) a $54.9 million increase in sales from company-controlled retail stores, including an increase in comparable store sales of $52.9 million, (ii) a $7.9 million increase in direct marketing sales, (iii) a $5.9 million increase in sales from our wholesale channel and (iv) a $5.4 million increase in sales from our e-commerce channel.

Gross profit

Gross profit margin increased to 62.5% in 2002 from 59.0% in 2001 primarily due to improved product sales mix, savings in processing returned product, reduced product delivery costs, reduced warranty claim rates resulting from improved product quality and greater manufacturing leverage.

Sales and marketing expenses

Sales and marketing expenses in 2002 increased 13% to $155.9 million from $138.4 million in 2001, but decreased as a percentage of net sales to 46.4% in 2002 from 52.9% in 2001. The $17.5 million increase was primarily due to additional media investments, sales-based compensation and retail occupancy costs. The decrease as a percentage of net sales was attributable to greater leverage in fixed selling expenses and lower cost promotional offerings.

General and administrative expenses

General and administrative (G&A) expenses increased 30% to $32.9 million in 2002 from $25.3 million in 2001. Of the increase, $5.9 million was due to additional incentive compensation costs resulting from our improved performance, with the remaining increase primarily resulting from an increased investment in information technology. We expect G&A growth rates to be lower in the future due to planned lower incentive compensation costs.

Store closing and asset impairment expenses

Store closing and asset impairment expenses in 2002 were $0.2 million compared to $1.4 million in 2001. In 2002, the entire amount represented impairments related to store closures. In 2001, the expenses included $1.0 million related to store closures and $0.4 million related primarily to the write-off of unusable fixtures for the merchandising of our sleeper sofa products.

Other income (expense), net

Other expense decreased $0.2 million to approximately $1.3 million in 2002 from $1.5 million in 2001. The decrease was primarily due to an increase in interest income from our improved cash position, partially offset by increased interest expense associated with our senior secured debt. This debt was paid off in December 2002.

Income tax (benefit) expense

Income tax benefit was $17.8 million in 2002 as compared to zero in 2001. The $17.8 million income tax benefit for 2002 was the result of recording a non-recurring, non-operating, non-cash addition to earnings due to the expected realization of tax benefits from net operating loss carryforwards and other deferred tax assets. We expect to begin recording income tax expense at an estimated rate of 38% during 2003.

COMPARISON OF 2001 AND 2000

Net sales

Net sales in 2001 decreased 3% to $261.7 million from $270.1 million in 2000 due primarily to a decrease in mattress unit sales and lower average selling prices. The average selling price per mattress set declined slightly as a result of lower selling prices for products sold to QVC and wholesale customers, slightly offset by higher average selling prices in our company-controlled distribution channels. The change in net sales was attributable to (i) an $8.5 million decrease in sales from company-controlled retail stores, including a decrease in comparable store sales of $7.7 million, (ii) an $8.6 million decrease in direct marketing sales, (iii) a $9.1 million increase in sales from our wholesale channel and (iv) a $0.1 million increase in sales from our e-commerce channel.

Gross profit

Gross profit margin in 2001 increased to 59.0% from 57.2% in 2000 primarily due to reduced warranty claim rates resulting from improved product quality, savings in processing returned product and improved product sales mix, partially offset by increased product delivery costs.

Sales and marketing expenses

Sales and marketing expenses in 2001 decreased 7% to $138.4 million from $149.3 million in 2000 and decreased as a percentage of net sales to 52.9% in 2001 from 55.3% in 2000. The $10.9 million decrease in expenses and the decrease as a percentage of net sales were primarily due to reductions in promotional and fulfillment materials, reduced sales support staffing and lower retail occupancy costs, partially offset by increases in media production expense.

General and administrative expenses

General and administrative expenses decreased 13% to $25.3 million in 2001 from $29.2 million in 2000. The $3.9 million decrease was primarily due to staffing reductions and reduced occupancy expense resulting from the consolidation of our two corporate offices.

Store closings and asset impairment expenses

Store closing and asset impairment expenses in 2001 were $1.4 million compared to $2.0 million in 2000. In 2001, the expenses included $1.0 million related to store closures and $0.4 million related primarily to the write-off of unusable fixtures for merchandising of our sleeper sofa products. In 2000, the expenses included $1.4 million related to the write-off of assets associated with the relocation of our headquarter offices, the write-off of web development costs and $0.6 million related to store closures.

Other income (expense), net

Other expense changed $1.8 million to approximately $1.5 million in 2001 from $0.3 million of other income in 2000. The change was primarily due to $1.4 million of interest expense from long-term debt and lower interest income due to lower cash levels in 2001.

Income tax (benefit) expense

Income tax expense decreased $11.6 million to $0.0 million in 2001 from $11.6 million in 2000. Income tax expense decreased as a result of not recognizing an income tax benefit from operating losses in 2001 and from the write-off of $21.6 million of net deferred tax assets in 2000.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, by quarter, statement of operations and percentage of net sales data for the two most recent years. Sales are subject to some seasonal influences, with lower sales in the second quarter and higher sales during the fourth quarter holiday season due primarily to increased mall traffic. Results of any period are not necessarily indicative of results for a full year (in thousands, except per share amounts).

                                                        2002                                     2001
                                        -------------------------------------   ---------------------------------------
                                                      QUARTER                                   QUARTER
                                        -------------------------------------   ---------------------------------------
                                          DEC.      SEPT.     JUNE      MAR.       DEC.      SEPT.      JUNE      MAR.
                                        -------   -------   -------   -------   --------    -------   -------   -------
STATEMENT OF OPERATIONS
Net sales                               $92,263   $85,056   $77,281   $81,195    $69,341    $64,148   $62,742   $65,456
Cost of sales                            34,584    30,915    29,340    30,957     26,965     25,434    26,800    28,011
                                        -------   -------   -------   -------    -------    -------   -------   -------
  Gross profit                           57,679    54,141    47,941    50,238     42,376     38,714    35,942    37,445

Operating expenses:
   Sales and marketing                   40,309    39,199    36,774    39,608     32,815     32,806    33,022    39,774
   General and administrative             8,534     9,085     8,026     7,209      7,044      5,285     5,954     7,013
   Store closings and asset
   impairments                                -        24       157        52        858         20       142       346
                                        -------   -------   -------   -------    -------    -------   -------   -------
     Total operating expenses            48,843    48,308    44,957    46,869     40,717     38,111    39,118    47,133
                                        -------   -------   -------   -------    -------    -------   -------   -------
Operating income (loss)                   8,836     5,833     2,984     3,369      1,659        603    (3,176)   (9,688)
Other income (expense), net                (268)     (120)     (421)     (473)      (709)      (376)     (354)      (25)
                                        -------   -------   -------   -------    -------    -------   -------   -------
  Income (loss) before income taxes
    and extraordinary loss                8,568     5,713     2,563     2,896        950        227    (3,530)   (9,713)
Income tax benefit (expense)               (477)    17,891        -       348        115          -         -      (115)
                                        -------   -------   -------   -------    -------    -------   -------   -------
  Income (loss) before extraordinary
    loss                                  8,091    23,604     2,563     3,244      1,065        227    (3,530)   (9,828)
Extraordinary loss, net of tax             (380)        -         -         -          -          -         -         -
                                        -------   -------   -------   -------    -------    -------   -------   -------
  Net income (loss)                     $ 7,711   $23,604   $ 2,563   $ 3,244    $ 1,065    $   227   $(3,530)  $(9,828)
                                        =======   =======   =======   =======    =======    =======   =======   =======

Net income (loss) per share:
  Basic                                 $  0.25   $  0.80   $  0.13   $  0.18    $  0.06    $  0.01   $ (0.19)  $ (0.54)
  Diluted                               $  0.21   $  0.69   $  0.08   $  0.11    $  0.04    $  0.01   $ (0.19)  $ (0.54)
  Pro forma                             $  0.15   $  0.10   $  0.05   $  0.06    $  0.03    $  0.01   $ (0.12)  $ (0.34)

Weighted average common shares:
  Basic                                  30,488    29,634    19,690    18,386     18,274     18,179    18,119    18,056
  Diluted and pro forma                  36,636    34,203    34,415    33,059     30,869     18,953    18,119    18,056


PERCENTAGE OF NET SALES:
Net sales                                 100.0%    100.0%    100.0%    100.0%     100.0%     100.0%    100.0%    100.0%
Cost of sales                              37.5      36.3      38.0      38.1       38.9       39.6      42.7      42.8
                                        -------   -------   -------   -------    -------    -------   -------   -------
  Gross profit                             62.5      63.7      62.0      61.9       61.1       60.4      57.3      57.2

Operating expenses:
  Sales and marketing                      43.7      46.1      47.6      48.8       47.3       51.1      52.6      60.8
  General and administrative                9.2      10.7      10.4       8.9
  Store closings and asset                                                          10.2        8.2       9.5      10.7
  impairments                               0.0       0.0       0.2       0.1        1.2        0.0       0.2       0.5
                                        -------   -------   -------   -------    -------    -------   -------   -------
     Total operating expenses              52.9      56.8      58.2      57.8       58.7       59.4      62.3      72.0
                                        =======   =======   =======   =======    =======    =======   =======   =======
Operating income (loss)                     9.6       6.9       3.8       4.1        2.4        1.0      (5.0)    (14.8)

Other income (expense), net                (0.3)     (0.1)     (0.5)     (0.6)      (1.0)      (0.6)     (0.6)     (0.0)
                                        -------   -------   -------   -------    -------    -------   -------   -------
  Income (loss) before income taxes
  and extraordinary loss                    9.3       6.8       3.8       3.6        1.4        1.0      (5.0)    (14.8)
Income tax benefit (expense)               (0.5)     21.0       0.0       0.4        0.2        0.0       0.0      (0.2)
                                        -------   -------   -------   -------    -------    -------   -------   -------

                                                        2002                                    2001
                                        -------------------------------------  ---------------------------------------
                                                      QUARTER                                  QUARTER
                                        -------------------------------------  ---------------------------------------
                                          DEC.      SEPT.     JUNE      MAR.      DEC.      SEPT.      JUNE      MAR.
                                        -------   -------   -------   -------  --------    -------   -------   -------
  Income (loss) before extraordinary
    loss                                    8.8      27.8       3.3       4.0       1.5        0.4      (5.6)    (15.0)
Extraordinary loss, net of tax             (0.4)      0.0       0.0       0.0       0.0        0.0       0.0       0.0
                                        -------   -------   -------   -------   -------    -------   -------   -------
  Net income (loss)                         8.4%     27.8%      3.3%      4.0%      1.5%       0.4%     (5.6)%   (15.0)%
                                        =======   =======   =======   =======   =======    =======   =======   =======

         Sales are subject to some seasonal influences, with lower sales in the second quarter and higher sales during the fourth quarter holiday season due to increased mall traffic.

         Pro forma diluted net income (loss) per share reflects the effects on net income from specific non-recurring items and from the recognition of an income tax benefit (provision) for years where a regular tax provision, at a rate of 38%, was not recorded. Generally accepted accounting principles (GAAP) did not allow us to reduce net income for income tax expense in 2002 or to provide an income tax benefit in 2001. Because we expect to record income tax expense in future periods, we believe pro forma diluted net income (loss) per share provides a more meaningful comparison than GAAP net income (loss) per share for the periods presented and for future periods. In addition, we excluded the effect of the extraordinary after tax, non-cash charges associated with early repayment of our $5.0 million of 12% senior secured debt in December 2002. A reconciliation of diluted net income (loss) per share (as determined in accordance with GAAP) to pro forma diluted net income (loss) per share is as follows:

                                                        2002                                    2001
                                        -------------------------------------  ---------------------------------------
                                                      QUARTER                                  QUARTER
                                        -------------------------------------  ---------------------------------------
                                          DEC.      SEPT.     JUNE      MAR.      DEC.      SEPT.      JUNE      MAR.
                                        -------   -------   -------   -------  --------    -------   -------   -------
GAAP diluted net income (loss) per
  share                                 $  0.21    $  0.69  $  0.08   $  0.11    $  0.04    $  0.01   $ (0.19)  $ (0.54)

Effect of:
  Income tax benefit (provision) at
    38% of income before tax            $ (0.08)   $ (0.07) $ (0.03)  $ (0.05)   $ (0.01)   $ (0.00)  $  0.07   $  0.20

  Extraordinary loss                    $  0.02          -        -         -          -          -         -         -
  (Restoration) of deferred tax asset         -    $ (0.52)       -         -          -          -         -         -
                                        -------    -------  -------   -------    -------    -------   -------   -------
Pro forma diluted net income (loss)
  per share                             $  0.15    $  0.10  $  0.05   $  0.06    $  0.03    $  0.01   $ (0.12)  $ (0.34)
                                        =======    =======  =======   =======    =======    =======   =======   =======


LIQUIDITY AND CAPITAL RESOURCES

We generated cash from operations of $36.1 million in 2002 ($28.3 million of cash was generated after our $7.8 million investment in property and equipment). Historically, our primary source of capital has been from external sources, most recently from the completion of our $11.0 million convertible debt offering in June 2001 and our $5.0 million senior secured term debt financing in September 2001. The $11.0 million in convertible debt was converted to equity in the second quarter of 2002 and the $5.0 million of senior debt was prepaid in December 2002 with cash generated from operations. In February 2003, our board of directors approved an expanded share repurchase program of up to $12.5 million. We are currently pursuing a new bank revolving line of credit. While it is not currently anticipated that this line will be necessary for short- or long-term liquidity needs, the line would provide additional cash flexibility. Barring any unexpected significant external or internal developments, we expect current cash balances on hand and free cash flow generated from operations to be sufficient to meet our short-term and long-term liquidity needs.

Net cash provided by (used in) operating activities in 2002, 2001 and 2000 was $36.1 million, $0.4 million and ($10.3) million, respectively. Net cash provided by operating activities in 2002 consisted primarily of net income adjusted for non-cash expenses and an increase in accrued compensation and benefits, partially offset by an increase in prepaid expenses. The increase in accrued compensation and benefits was due primarily to higher incentive compensation costs resulting from improved company performance, which were paid in early 2003. Prepaid expenses increased in 2002 primarily due to the timing of payments related to marketing and advertising expenditures.

Net cash provided by operating activities in 2001 consisted primarily of a decrease in inventories and prepaid expenses, partially offset by the net loss adjusted for non-cash expenses and a decrease in accounts payable and accrued sales returns. Inventory levels were reduced in 2001 as a result of two primary activities: (i) the closure of one of our manufacturing plants and (ii) a focus on reducing supplier lead-times, resulting in lower in-stock raw material levels required at our manufacturing plants. Prepaid expenses were reduced in 2001 as a result of lower prepaid advertising levels, consistent with the timing and form of media placements at the end of 2001 versus those in place at the end of 2000. The decrease in accounts payable in 2001 was due primarily to a decrease in the number of stores open at the end of 2001 and to extended payment terms being in place with some of our key suppliers at the end of 2000. The terms with those key suppliers had normalized at the end of 2001. The balance in our accrued sales returns in 2001 decreased as a result of the change in our sales return policy from 90 days at the end of 2000 to 30 days at the end of 2001. The shorter return period resulted in a smaller balance of sales that had not yet been returned at the end of 2001.

Net cash used in 2000 operating activities consisted primarily of the net loss adjusted for non-cash expenses and an increase in accounts receivable, partially offset by an increase in accounts payable. The increase in accounts receivable at the end of 2000 was primarily due to the timing of credit card settlements. Payables increased at the end of 2000 due to additional retail stores being open as of year-end and extended payment terms with suppliers.

Net cash provided by (used in) investing activities for 2002, 2001 and 2000 was ($21.5) million, ($0.9) million and $3.7 million, respectively. Investing activities consisted of purchases of property and equipment related to investment in information technology and the opening of new retail stores in all periods. In 2002, we made investments of $24.8 million in marketable securities and had $11.1 million of marketable securities mature. In 2001 and 2000 we liquidated $4.0 million and $16.2 million, respectively, of marketable securities to support our continuing operations. In 2003, we expect to open 20 to 30 new retail stores and to remodel approximately 100 stores. Our anticipated capital investment related to our new stores and remodeling is expected to be approximately $11.0 million. Total capital expenditures are expected to be approximately $18.0 million in 2003. We expect our new stores to be cash flow positive within the first 12 months of operation, and as a result, are not expected to have a significant negative effect on net cash provided by operations.

Net cash provided by (used in) financing activities for 2002, 2001 and 2000 was ($3.9) million, $15.4 million and $0.6 million, respectively. Net cash used in financing activities in 2002 resulted primarily from the repayment of our $5.0 million of senior secured debt. The total cash used in financing activities in 2002 was partially offset by cash received from the issuance of common stock related to the exercise of options and warrants. Net cash provided by financing activities in 2001 resulted from the issuance of common stock and from the financing of $11.0 million of convertible debt and $5.0 million of senior secured term debt. Fees and expenses of $1.0 million were netted against the proceeds from debt issuances. Net cash provided by financing activities in 2000 resulted from cash received from the issuance of common stock.


Our liquidity is impacted by minimum cash payment commitments resulting from long-term debt outstanding and operating leases. The table below outlines those minimum cash commitments, during the periods indicated (in thousands):

                                   PAYMENTS DUE BY PERIOD
                         ----------------------------------------
                                    < 1    1 - 3   3 - 5    > 5
                          TOTAL     YEAR   YEARS   YEARS   YEARS
                         ------    ------ ------- ------- -------
Long-term debt           $ 4,011       11   4,000     -       -
Operating leases          76,519   15,641  27,853  21,037  11,988
                          ------   ------  ------  ------  ------
   Total                 $80,530   15,652  31,853  21,037  11,988
                         =======   ======  ======  ======  ======

In addition, we have secured a $1.0 million stand-by letter of credit with cash.

At December 28, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $20.9 million, of which $103,000 will expire between 2003 and 2006 and the remainder will expire between 2020 and 2021. We have recorded a valuation allowance of $641,000 for capital loss carryforwards that are not likely to be utilized within the applicable carryforward periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our debt obligations consist of a $4 million non-interest bearing subordinated convertible debenture. As a result, we do not believe we have significant exposure to interest rate risk.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of investments. The counterparties to the agreements consist of government agencies and various major corporations of investment grade credit standing. We do not believe there is significant risk of non-performance by these counterparties because we limit the amount of credit exposure to any one financial institution and any one type of investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are listed under Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                              --------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Our executive officers and directors are as follows:

                                                   SLEEP
              NAME                    AGE         NUMBER                             POSITION
-----------------------------------   ---         ------       -----------------------------------------------
William R. McLaughlin...............   46            55        Director, President and Chief Executive Officer

Keith C. Spurgeon...................   48            90        Senior Vice President, Sales

Noel F. Schenker....................   49            35        Senior Vice President, Marketing and New Business
                                                               Development

Gregory T. Kliner...................   65            35        Senior Vice President, Operations

James C. Raabe......................   42            25        Senior Vice President and Chief Financial Officer

Mark A. Kimball.....................   44            35        Senior Vice President, Human Resources and Legal,
                                                               General Counsel and Secretary

Michael J. Thyken...................   41            45        Senior Vice President and Chief Information Officer

Tracey T. Breazeale.................   36            25        Senior Vice President, Special Projects

Patrick A. Hopf (1).................   53            35        Chairman of the Board

Thomas J. Albani (2)................   60            90        Director

Christopher P. Kirchen (3)..........   60            35        Director

David T. Kollat (2).................   64            40        Director

Michael A. Peel (2).................   53            45        Director

Trudy A. Rautio (3).................   50            45        Director

Ervin R. Shames (2)(1)..............   62            35        Director

Jean-Michel Valette (3).............   42            35        Director

--------------
(1) Member of the Corporate Governance and Nominating Committee
(2) Member of the Compensation Committee
(3) Member of the Audit Committee

EXECUTIVE OFFICERS

William R. McLaughlin joined our company in March 2000 as President and Chief Executive Officer. From December 1988 to March 2000, Mr. McLaughlin served as an executive of PepsiCo Foods International, Inc., a snack food company and subsidiary of PepsiCo, Inc., in various capacities, including from September 1996 to March 2000 as President of Frito-Lay Europe, Middle East and Africa, and from June 1993 to June 1996 as President of Grupo Gamesa, S.A. de C.V., a cookie and flour company based in Mexico.

Keith C. Spurgeon joined our company as Senior Vice President, Sales in February 2002. From September 2000 to February 2002, Mr. Spurgeon served as an independent business consultant. From 1996 to September 2000 he was Chairman of the Board and Chief Executive Officer of Zany Brainy, Inc., a retailer of educational toys and books for children.. Zany Brainy filed for Chapter 11 bankruptcy protection in May 2001. He served as Vice President-Asia/Australia at Toys "R" Us, Inc. from 1991 to 1996 after holding various management positions from 1986 to 1991. Mr. Spurgeon began his career at Jewel Food Stores.

Noel F. Schenker joined our company as Senior Vice President, Marketing and New Business Development in November 2000. Ms. Schenker served as Senior Vice President of Marketing and Strategic Planning at Rollerblade, Inc., a sporting goods company, from 1992 to 1996, and as an independent consultant from 1996 to 2000. She was with The Pillsbury Company from 1981 to 1992, serving as Vice President of Marketing for the Green Giant business.

Gregory T. Kliner joined our company as Senior Vice President, Operations in August 1995. From October 1986 to August 1995, Mr. Kliner served as Director of Operations of the Irrigation Division for The Toro Company, a manufacturer of lawn care, snow removal products and irrigation systems.

James C. Raabe has served as Senior Vice President and Chief Financial Officer since April 1999. From September 1997 to April 1999, Mr. Raabe served as our Controller. From May 1992 to September 1997, he served as Vice President - Finance of ValueRx, Inc., a pharmacy benefit management provider. Mr. Raabe held various positions with KPMG LLP from August 1982 to May 1992.

Mark A. Kimball has served as Senior Vice President, Human Resources and Legal, General Counsel and Secretary since July 2000. From May 1999 to July 2000, Mr. Kimball served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining us, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

Michael J. Thyken has served as Senior Vice President and Chief Information Officer since July 2001. From July 2000 to July 2001, Mr. Thyken served as Vice President and Chief Information Officer. During 1999, he was Group Director of Application Development at Jostens, a manufacturer of scholastic recognition products. From 1994 to 1999, Mr. Thyken was Director of Technical Services for Target Stores, then a division of Dayton Hudson Corporation, a department store retailer. From 1984 to 1994, Mr. Thyken served in various positions with IBM Corporation.

Tracey T. Breazeale has served as Senior Vice President, Special Projects since February 2001. From July 1999 to February 2001, Ms. Breazeale served as our Senior Vice President of Strategic Planning and Branding. In February 2001, Ms. Breazeale's work schedule was reduced to 25% of full time and her title was changed to Senior Vice President, Special Projects. She was with the Boston Consulting Group from October 1993 to July 1999, initially as a consultant and the last three years as a manager, where Ms. Breazeale specialized in strategic and marketing oriented projects for retail and consumer product companies.

Patrick A. Hopf has served as Chairman of the Board of Directors since April 1999 and has served as a member of our board of directors since December 1991. Mr. Hopf also served as our Chairman of the Board of Directors from August 1993 to April 1996. Since April 2002, Mr. Hopf has been the President of Symmetry Growth Capital LLC, a venture capital firm. From August 1988 to February 2002, he was President of St. Paul Venture Capital, Inc., a venture capital firm, and from February 2002 to December 2002, he was Executive Vice President of St. Paul Venture Capital, Inc. From August 1988 to January 1999, Mr. Hopf served as Vice President of St. Paul Fire and Marine Insurance Company. Mr. Hopf also serves as a director of a number of privately held companies.

Thomas J. Albani has served as a member of our board of directors since February 1994. Mr. Albani served as President and Chief Executive Officer of Electrolux Corporation, a manufacturer of premium floor care machines, from June 1991 to May 1998. From September 1984 to April 1989, he was employed by Allegheny International Inc., a home appliance manufacturing company, in a number of positions, most recently as Executive Vice President and Chief Operating Officer. Mr. Albani also serves as a director of Igloo Products Corporation.

Christopher P. Kirchen has served as a member of our board of directors since December 1991. Mr. Kirchen is currently Managing General Partner of BEV Capital, a venture capital partnership that he co-founded in March 1997. From 1986 to December 2002, he was a General Partner of Consumer Venture Partners, a former investor in our company. Mr. Kirchen also serves as a director of a number of privately held companies.

David T. Kollat has served as a member of our board of directors since February 1994. Mr. Kollat has served as President and Chairman of 22 Inc., a research and consulting company for retailers and consumer goods manufacturers, since 1987. From 1976 until 1987, he served in various capacities for The Limited, a women's apparel retailer, including Executive Vice President of Marketing and President of Victoria's Secret Catalogue. Mr. Kollat also serves as a director of The Limited, Inc., Wolverine World Wide, Inc., Big Lots, Inc. and Cone Mills Corporation, as well as a number of privately held companies.

Michael A. Peel has served as a member of our board of directors since February 19, 2003. Mr. Peel has served as Senior Vice President, Human Resources and Corporate Services of General Mills, Inc., a manufacturer and marketer of packaged consumer foods, since 1991. From 1977 to 1991, Mr. Peel served in various capacities for PepsiCo, Inc., including as Senior Vice President, Human Resources for PepsiCo Worldwide Foods from 1987 to 1991.

Trudy A. Rautio has served as a member of our board of directors since December 2002. Ms. Rautio has served as Executive Vice President and Chief Financial Officer of Carlson Consumer Group, a division of Carlson Companies, Inc., a marketing, business and leisure travel and hospitality company, since 1997. From 1993 until 1997, she served in various capacities for Jostens, Inc., including as Senior Vice President Finance from 1994 until 1997. From 1982 until 1993, Ms. Rautio served in various capacities for The Pillsbury Company, including as Vice President Finance from 1992 until 1993.

Ervin R. Shames has served as a member of our board of directors since April 1996. From April 1996 to April 1999, Mr. Shames served as our Chairman of the Board of Directors. Since January 1995, Mr. Shames has served as an independent management consultant to consumer goods and services companies, advising on management and marketing strategy. Since 1996, he has been a visiting lecturer at the University of Virginia's Darden Graduate School of Business. From December 1993 to January 1995, he served as the Chief Executive Officer of Borden, Inc. and was President and Chief Operating Officer of Borden, Inc. from July 1993 until

December 1993. Mr. Shames serves as a director of Online Resources Corporation and Choice Hotels.

Jean-Michel Valette has served as a member of our board of directors since October 1994. Mr. Valette is an independent adviser to branded consumer companies. From August 1998 to May 2000, Mr. Valette served as President and Chief Executive Officer of Franciscan Estates, Inc., a Napa Valley winery. He was a Managing Director of Hambrecht & Quist LLC, an investment banking firm, from October 1994 to August 1998 and served as a Senior Analyst at Hambrecht & Quist LLC from November 1992 to October 1994. Hambrecht & Quist LLC was one of the underwriters of our initial public offering. Mr. Valette also serves as a director of The Boston Beer Company, Peet's Coffee and Tea, Inc. and Golden State Vintners, Inc., as well as a number of privately held companies.

BOARD COMPOSITION

Our board of directors is divided into three classes, each of whose members serve for a staggered three-year term. The terms of Patrick A. Hopf, Trudy A. Rautio and Ervin R. Shames expire at our 2003 annual meeting of shareholders. The terms of Thomas J. Albani, David T. Kollat and William R. McLaughlin expire at our 2004 annual meeting of shareholders. The terms of Christopher P. Kirchen, Michael A. Peel and Jean-Michel Valette expire at our 2005 annual meeting of shareholders.

INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

Our board of directors met five times and took action by written consent on four occasions during 2002. All of the current directors attended 75% or more of the meetings of the board and all such committees on which they served during 2002.

Our board of directors has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.

The Audit Committee provides assistance to our board of directors in satisfying its fiduciary responsibilities relating to our accounting, auditing, operating and reporting practices, and reviews our annual financial statements, the selection and work of our independent certified public accountants and the adequacy of internal controls for compliance with corporate policies and directives. The Audit Committee consists of Messrs. Valette and Kirchen and Ms. Rautio.

The Compensation Committee reviews general programs of compensation and benefits for all of our employees, makes recommendations to our board of directors concerning such matters as compensation to be paid to our officers and directors, and administers our stock option and incentive plans, pursuant to which stock options and other incentive awards may be granted to eligible employees, officers, directors and consultants. The Compensation Committee consists of Messrs. Albani, Kollat, Peel and Shames.

The Corporate Governance and Nominating Committee develops and recommends Corporate Governance Principles to our board of directors to govern our board, its committees, our company and our employees, identifies and recommends to our board individuals qualified to become members of our board, and develops and oversees the annual board and board committee evaluation process. The Corporate Governance and Nominating Committee consists of Messrs. Hopf and Shames.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and all persons who beneficially own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.

Executive officers, directors and greater than 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based upon a review of the copies of such reports furnished to us during the fiscal year ended December 28, 2002 and written representations by such persons, all transactions were reported on a timely basis in 2002.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our Chief Executive Officer and our four most highly compensated executive officers other than the CEO serving as executive officers at the end of 2002 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                      ANNUAL COMPENSATION           COMPENSATION
                                               ---------------------------------    ------------
                                                                                     SECURITIES        ALL OTHER
                                                                                     UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR      SALARY($)         BONUS($)         OPTIONS(#)          ($)(1)
---------------------------             ----      ---------         --------         ----------      -------------
William R. McLaughlin                   2002      $ 500,000         $ 937,500 (2)      250,000         $   1,462
President and Chief Executive Officer   2001        500,000           281,250          375,000                --
                                        2000        390,372           161,028          600,000           123,428 (3)

Noel F. Schenker                        2002        250,000           281,250 (2)       50,000           135,182 (4)
Senior Vice President,  Marketing and   2001        250,000            84,375          115,000                --
New Business Development                2000         41,346            20,466          100,000               577

Keith C. Spurgeon (5)                   2002        206,731           237,981 (2)      100,000           165,930 (6)
Senior Vice President of Sales          2001             --                --               --                --
                                        2000             --                --               --                --

Gregory T. Kliner                       2002        192,400           216,450 (2)       50,000            50,125 (4)
Senior Vice President of Operations     2001        192,400            64,935          112,500                --
                                        2000        186,992            46,281           28,000             2,400

Mark A. Kimball                         2002        200,000           225,000 (2)       50,000             2,423
Senior    Vice    President,    Human   2001        201,923            68,149          115,000                --
Resources and Legal,  General Counsel   2000        201,243            49,808           36,000                --
and Secretary

-----------------
(1) Except as noted, the amounts disclosed for each individual represent our contributions to the accounts of the named individuals in our 401(k) defined contribution plan.

(2) Represents bonuses accrued in 2002, the payment of which occurred in February 2003.

(3) Includes $2,106 in contributions to the account of Mr. McLaughlin in our defined contribution plan and $121,322 in payment for reimbursement of relocation expenses.

(4)  $132,158 relates to the exercise of non-statutory stock options.

(5)  Mr. Spurgeon joined us on February 25, 2002.

(6) Includes payment for reimbursement of Mr. Spurgeon's relocation expenses totalling $163,218.

OPTION GRANTS AND EXERCISES

The following tables summarize option grants and aggregated option exercises during the fiscal year ended December 28, 2002 to or by the Named Executive Officers.

                                    OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS (1)
                               -------------------------------------------------------
                                                 PERCENT OF                               POTENTIAL REALIZABLE VALUE
                                                   TOTAL                                   AT ASSUMED ANNUAL RATES
                                 NUMBER OF        OPTIONS                                      OF STOCK PRICE
                                SECURITIES       GRANTED TO      EXERCISE                       APPRECIATION
                                UNDERLYING       EMPLOYEES       OR BASE                      FOR OPTION TERM (2)
                                  OPTIONS        IN FISCAL        PRICE     EXPIRATION    --------------------------
     NAME                       GRANTED (#)        YEAR           ($/SH)       DATE           5%              10%
----------------------         -------------     ----------      --------  ------------   ----------     -----------
William R. McLaughlin            250,000 (3)       26.2%           $2.73     01/30/12      $429,221      $1,087,729

Noel F. Schenker                  50,000 (3)        5.2%            2.73     01/30/12        85,844         217,546

Keith C. Spurgeon                 75,000 (3)        7.9%            3.13     02/25/12       147,633         374,131
                                  25,000 (4)        2.6%            3.13     02/25/12        49,211         124,710

Gregory T. Kliner                 50,000 (3)        5.2%            2.73     01/30/12        85,844         217,546

Mark A. Kimball                   50,000 (3)        5.2%            2.73     01/30/12        85,844         217,546

(1) All of the options granted to the Named Executive Officers were granted under our 1997 Stock Incentive Plan.

(2) In accordance with the rules of the Securities and Exchange Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and do not reflect our estimates or projections of future common stock prices. The gains shown are net of the option price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend upon the future performance of the common stock, the executive's continued employment with us or our subsidiaries and the date on which the options are exercised. The amounts represented in this table might not necessarily be achieved.

(3) These options become exercisable in as nearly equal as possible monthly installments over a 36-month period, so long as the executive remains employed by us or one of our subsidiaries at that date. To the extent not already exercisable, these options become immediately exercisable in full upon certain changes in control of our company and remain exercisable for the remainder of their term.

(4) These options become exercisable when the average of the high and low sales prices of our common stock, as reported by the Nasdaq National Market System, exceeds $12.00 per share for at least 30 consecutive trading days.

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                              SHARES          VALUE          UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                           ACQUIRED ON      REALIZED      OPTIONS AT DECEMBER 28, 2002      AT DECEMBER 28, 2002 (2)
                                            --------      ----------------------------    ----------------------------
NAME                       EXERCISE (#)       ($)(1)      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                       ------------     --------      -----------    -------------    -----------    -------------
William R. McLaughlin            ---        $               519,444         705,556       $2,709,636       $3,770,114
                                                 ---
Noel F. Schenker              40,700         192,078         80,272         144,028          554,311        1,034,161

Keith C. Spurgeon                ---             ---         45,833          54,167          271,331          320,669

Gregory T. Kliner                ---             ---        185,557         124,888          876,241          783,976

Mark A. Kimball                  ---             ---        209,000         117,000          640,097          799,473

(1) Value based on the difference between the fair market value of one share of common stock on the date of exercise and the exercise price of the option.

(2) Value based on the difference between the fair market value of one share of common stock at December 28, 2002 ($9.05) and the exercise price of the options ranging from $1.00 to $17.00 per share. Options are in-the-money if the market price of the shares exceeds the option exercise price.

DIRECTOR COMPENSATION

All of our non-employee directors receive an annual retainer of $25,000, each committee chair receives additional compensation of $5,000 per year and each member of the Audit Committee receives additional compensation of $5,000 per year.

Each of our newly elected non-employee directors is eligible for an initial grant of options to purchase 20,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. These initial options become exercisable in equal monthly increments over a 24-month period, so long as the director remains a director of our company. After the vesting of this initial grant, each of our non-employee directors is eligible for an annual grant, subject to action by our board of directors and coincident with the annual meeting of shareholders, of options to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of the annual meeting of shareholders. These annual options become exercisable in equal monthly increments over a 36-month period, so long as the director remains a director of our company. All of the options granted to our directors remain exercisable for a period of up to 10 years after the date of grant, subject to continuous service on our board of directors.

All of our directors are reimbursed for travel expenses for attending meetings of our board of directors and any board committees.

Our directors who are our employees do not receive additional compensation for their services as directors.

EMPLOYMENT AGREEMENTS

William R. McLaughlin. We have entered into a letter agreement with William R. McLaughlin pursuant to which he serves as President and CEO. Mr. McLaughlin receives a base salary and is entitled to participate in our incentive compensation plans. Upon involuntary termination of Mr. McLaughlin's employment by the Board or constructive dismissal, Mr. McLaughlin is entitled to one year's salary as severance compensation and the unvested portion of his initial grant of 300,000 options would become fully vested. Upon an involuntary termination or constructive dismissal of Mr. McLaughlin's employment following a change in control of our company, Mr. McLaughlin would be entitled to two years' salary as severance compensation and his stock options would become fully vested.

Keith C. Spurgeon. We have entered into a letter agreement with Keith C. Spurgeon pursuant to which he serves as Senior Vice President of Sales. Mr. Spurgeon's receives a base salary and is entitled to participate in our incentive compensation plans. Upon the involuntary termination of Mr. Spurgeon's employment following a change in control, a termination without cause or a constructive dismissal, Mr. Spurgeon is entitled to one year's salary as severance and the unvested portion of his initial grant of 100,000 options would become fully vested.

Noel F. Schenker. We have entered into a letter agreement with Noel F. Schenker pursuant to which she serves as Senior Vice President, Marketing and New Business Development. Ms. Schenker receives a base salary and is entitled to participate in our incentive compensation plans. Upon the involuntary termination of Ms. Schenker's employment following a change in control, a termination without cause or a constructive dismissal, Ms. Schenker is entitled to one year's salary as severance and the unvested portion of her initial grant of 100,000 options would become fully vested.

Gregory T. Kliner. We have entered into a letter agreement with Gregory T. Kliner pursuant to which he serves as Senior Vice President of Operations. Mr. Kliner receives a base salary and is entitled to participate in our incentive compensation plans.

James C. Raabe. We have entered into a letter agreement with James C. Raabe pursuant to which he serves as Senior Vice President and Chief Financial Officer. Mr. Raabe receives a base salary and is entitled to participate in our incentive compensation plans.

Mark A. Kimball. We have entered into a letter agreement with Mark A. Kimball pursuant to which he serves as Senior Vice President, Human Resources and Legal, General Counsel and Secretary. Mr. Kimball receives a base salary and is entitled to participate in our incentive compensation plans. Upon termination of Mr. Kimball's employment without cause, Mr. Kimball is entitled to one year's salary as severance compensation.

Michael J. Thyken. We have entered into a letter agreement with Michael J. Thyken pursuant to which he serves as Senior Vice President and Chief Information Officer. Mr. Thyken receives a base salary and is entitled to participate in our incentive compensation plans.

Tracey T. Breazeale. We have entered into a letter agreement with Tracey T. Breazeale pursuant to which she serves as a Senior Vice President. Ms. Breazeale receives a base salary and is entitled to participate in our incentive compensation plans. In February 2001, Ms. Breazeale's work schedule was reduced to 25% of full time, with a proportionate reduction in salary.

CHANGE IN CONTROL ARRANGEMENTS

Under our 1990 Omnibus Stock Option Plan and the 1997 Stock Incentive Plan, if a "change in control" of our company occurs, then, unless the Compensation Committee decides otherwise either at the time of grant of an incentive award or at any time thereafter, all outstanding options will become immediately exercisable in full and will remain exercisable for the remainder of their terms, regardless of whether the participant to whom such options have been granted remains in the employ or service of our company or any subsidiary.

In addition, under the 1997 Stock Incentive Plan, if a "change in control" of our company occurs, then, unless the Compensation Committee decides otherwise either at the time of grant of an incentive award or at any time thereafter:

o all outstanding stock appreciation rights will become immediately exercisable in full and will remain exercisable for the remainder of their terms, regardless of whether the participant to whom such stock appreciation rights have been granted remains in the employ or service of our company or any subsidiary;

o all outstanding restricted stock awards will become immediately fully vested and non-forfeitable; and

o all outstanding performance units and stock bonuses will vest and/or continue to vest in the manner determined by the Compensation Committee and set forth in the agreement evidencing such performance units or stock bonuses.

There are presently no outstanding stock appreciation rights, restricted stock awards, performance units or stock bonuses.

In addition, the Compensation Committee may pay cash for all or a portion of the outstanding options. The amount of cash the participants would receive will equal (a) the fair market value of such shares immediately prior to the change in control minus (b) the exercise price per share and any required tax withholding. The acceleration of the exercisability of options under both plans may be limited, however, if the acceleration would be subject to an excise tax imposed upon "excess parachute payments."

Under the both plans, a "change in control" will include any of the following:

o the sale, lease, exchange or other transfer of all or substantially all of our assets to a corporation not controlled by us;

o the approval by our shareholders of a plan or proposal for the liquidation or dissolution of our company;

o any change of control that is required by the Securities and Exchange Commission to be reported;

o any person who was not a shareholder of our company on the effective date of the plan becomes the beneficial owner of 50% or more of the voting power of our outstanding common stock; or

o the "continuity" directors (directors as of the effective date of the plan and their future nominees) ceasing to constitute a majority of the board of directors.

Notwithstanding anything in the foregoing to the contrary, solely for purposes of options granted under such plans prior to July 27, 1999, no change in control will be deemed to have occurred for purposes of both plans by virtue of any transaction which was approved by the affirmative vote of at least a majority of the "continuity" directors, as defined above. For options granted on or after July 27, 1999, each of the transactions constituting a change in control as defined above will constitute a change in control for purposes of the plans regardless of whether the transaction was approved by the continuity directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Albani and Kollat served as members of the Compensation Committee of the Board of Directors throughout 2002. Messrs. Shames and

Peel joined the Compensation Committee of the Board of Directors in 2003. Except for any transactions described below under "Certain Relationships and Related Transactions," no other relationships existed during 2002 with respect to members of the Compensation Committee that would be required to be disclosed.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Responsibilities of the Compensation Committee. The Compensation Committee of the Board of Directors (the "Committee") is comprised entirely of independent, non-employee directors. The primary purpose of the Committee is to discharge the responsibilities of our Board relating to compensation of our executive officers. The responsibilities of the Committee include:

o Establishing corporate goals and objectives with respect to compensation for our CEO and other executive officers.

o Reviewing and approving salaries and other compensation applicable to our CEO and other executive officers.

o Administering our incentive compensation plans applicable to executive officers.

o Administering our stock option and stock purchase plans applicable to all employees.

Compensation Philosophy. The decisions of the Committee and our compensation programs are based on the following principles:

o As a performance-driven growth company, we favor variable compensation tied to results and achievement over fixed, base compensation.

o As a growth company, we need to attract, retain and motivate executives and key employees with the capability to enable us to achieve significantly greater scale. We therefore benchmark our compensation against larger companies.

o We seek to provide a compensation program that is competitive, motivating and predictable, with base pay targeted at the mid-point of our benchmarks.

o We seek to reward achievement of aggressive performance objectives that are aligned with the interests of our shareholders. Our incentive compensation programs are designed to provide significant earnings potential as aggressive performance targets are met or surpassed.

In discharging its responsibilities, the Committee considers factors such as our company's performance, both in isolation and in comparison to other companies; the individual performance of our executive officers; historical compensation levels; the overall competitive environment for executives; and the level of compensation necessary to attract and retain the talent necessary to achieve our objectives. The Committee places primary emphasis on our company's performance (rather than individual performance) as measured against goals approved by the Committee. In analyzing these factors, the Committee from time to time reviews competitive compensation data gathered in comparative surveys or collected by independent consultants.

Executive Compensation Program Elements. Our executive compensation program comprises base salary, annual incentive compensation, and long-term incentive compensation under our stock option plans.

     Base Salary. The Committee's recommendations regarding the base salary of our executive officers, including the compensation of our CEO, are based on a number of factors, including: the level of skill and responsibility required to fulfill each executive's responsibilities; each executive's experience and qualifications; each executive's performance and the impact of such performance on our results; and competitive compensation data. Base salaries are reviewed annually, and the Committee seeks to set executive officer base salaries at competitive levels in relation to the companies with which we compete for executives. Base salaries for our executive officers were increased at the beginning of 2000 in order to retain key members of the management team to pursue our turnaround plans. For 2001 and 2002, base salaries for our executive officers were essentially maintained at the same levels as in 2000, except that two members of our executive management team received modest increases in 2002 to bring their salaries in line with internal and external comparable positions. For 2003, base salaries of our senior vice presidents were increased modestly, at an average of approximately 3%, consistent with our philosophy of favoring variable, performance-based compensation over fixed, base compensation.

     Annual Incentive Compensation. We provide annual incentive cash compensation for executive officers and other employees under our Executive and Key Employee Incentive Plan. This plan is designed to provide a direct financial incentive to our executive officers and other employees for achievement of specific performance goals of our company. Consistent with the requirements of this plan, at the beginning of each fiscal year, the Committee determines:

o The employees by grade level that are eligible to participate in the plan for the year;

o The quarterly and/or annual performance goal or goals for the year (from among sales growth and volume, net operating profit, cash flow, earnings per share, return on capital, and/or return on assets);

o For each eligible employee, (A) the target bonus level as a percentage of base compensation, (B) the portion of the target bonus level that is based on achievement of objective company performance goals, and (C) the portion of the target bonus level, if any, that is based on achievement of objective individual performance goals; and

o The range of actual bonus payment levels, expressed as percentages of the target bonus levels, to be paid based on various levels of achievement of the performance goal or goals for the year.

For each of the fiscal years 2002 and 2003, the Committee has established company-wide net operating profit as the exclusive performance goal for determining annual incentive compensation for executive officers. The target bonus level for senior vice presidents was set at 45% of base salary for 2002 and at 55% of base salary for 2003. The target bonus level for the CEO was set at 75% of base salary for each of 2002 and 2003. The actual bonus payment may range from 0% to 250% of the target bonus level, depending on the level of achievement versus company-wide net operating profit targets.

     Long-Term Incentive Compensation. We make long-term incentive compensation available to our executive officers, as well as to many other of our employees, in the form of stock option awards. Through the grant of stock options, we seek to align the long-term interests of our executives and other employees with the long-term interests of our shareholders by creating a strong and direct nexus between compensation and shareholder return, and to enable significant ownership in our company by executive officers and key managers. Executive officers and other employees are eligible for stock option grants when they join us, and are also eligible for annual stock option grants. The total size of our annual stock option awards is reviewed against benchmark data. Individual awards are based on levels of responsibility and potential impact on the our results, individual performance and benchmark data.

All stock option grants have an exercise price equal to 100% of the fair market value of the common stock on the date of grant. In the past, stock option grants typically have become exercisable in 36 equal monthly installments over a 36-month period from the date of grant. Stock option grants awarded in 2003 will become exercisable in equal annual installments over three years from the date of grant. Options typically remain exercisable for a period of 10 years from the date of grant, provided the individual continues to be employed by us during such period. Alternatively, some option grants have been "performance-based" and become fully exercisable upon the trading price of our common stock reaching or exceeding certain levels for at least 30 days or upon the end of a five-year period from the date of grant.

Chief Executive Officer Compensation. William R. McLaughlin was hired as President and CEO in March 2000. The principal terms of Mr. McLaughlin's compensation package include: (A) an annual base salary of $500,000; (B) a cash bonus at a target level of 75% of base salary (which bonus may range from 0% to 250% of such target amount, depending on company performance); and (C) long-term incentive stock options. When hired in March 2000, Mr. McLaughlin received options to purchase an aggregate of 600,000 shares of common stock exercisable at a price of $5.91 per share, including (i) 300,000 shares vesting in equal monthly increments over 36 months, (ii) 50,000 shares vesting upon the earlier of such time that the trading price of our common stock exceeds $12.00 per share for 30 consecutive trading days or five years from the date of grant, (iii) 100,000 shares vesting upon the earlier of such time that the trading price of our common stock exceeds $24.00 per share for 30 consecutive trading days or five years from the date of grant, and (iv) 150,000 shares vesting upon the earlier of such time that the trading price of our common stock exceeds $36.00 per share for 30 consecutive trading days or five years from the date of grant. Mr. McLaughlin is also eligible for additional annual stock option grants, and received stock option grants of 375,000 shares in 2001 and 250,000 shares in 2002, in each case vesting over a period of three years from the date of grant.

In addition to the foregoing, Mr. McLaughlin (i) is entitled to participate in standard employee benefit plans offered by us, (ii) was entitled to and received reimbursement of relocation and temporary living expenses aggregating $121,322 in 2000, (iii) is entitled to severance compensation in certain circumstances. See "Executive Compensation and Other Benefits - Employment and Consulting Agreements."

The terms of Mr. McLaughlin's compensation were determined in part on the basis of a survey completed by an independent consultant of compensation and benefits payable to CEOs for companies of comparable size and complexity to Select Comfort.

SECTION 162(m)

Section 162(m) of the Internal Revenue Code requires that we meet specific criteria, including stockholder approval of certain stock and incentive plans, in order to deduct, for federal income tax purposes, compensation over $1 million per individual paid to our CEO and each of our four other most highly compensated executives. Our 1997 Stock Incentive Plan and the Executive and Key Employee Incentive Plan are designed to permit stock awards or cash incentive awards granted under the respective plans to qualify as deductible performance-based compensation under the Internal Revenue Code. In reviewing and adopting other executive compensation programs, the Committee plans to continue to consider the impact of Section 162(m) limitations in light of the materiality of the deductibility of potential benefits and the impact of such limitations on other compensation objectives. Because the Committee seeks to maintain flexibility in accomplishing our company's compensation goals, however, it has not adopted a policy that all compensation must be fully deductible.

         Compensation Committee

         Thomas J. Albani, Chair
         David T. Kollat
         Michael A. Peel
         Ervin R. Shames

COMPARATIVE STOCK PERFORMANCE

The graph below compares, for the period from December 3, 1998 through December 28, 2002, the total cumulative shareholder return on our common stock to the total cumulative return on The Nasdaq Stock Market (U.S.) Index and the Standard & Poor's 400 Retail (Specialty) Index. The graph assumes a $100 investment in our common stock, The Nasdaq Stock Market (U.S.) Index and the Standard & Poor's 400 Retail (Specialty) Index on December 3, 1998 and the reinvestment of all dividends.




                COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*
     AMONG SELECT CONFORM CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX
                 AND THE S&P MIDCAP 400 SPECIALTY STORES INDEX


             [COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN GRAPH]


                              12/3/98      1/2/99      1/1/00       12/30/00      12/29/01      12/28/02
                              -------      ------      ------       --------      --------      --------
Select Comfort Corporation    100.00       155.51       23.90         8.46          11.94        53.24
Nasdaq Stock Market (U.S.)    100.00       112.65      208.92       125.77         101.73        69.67
S&P Midcap 400 Specialty
  Stores                      100.00       127.04      103.79        93.89         146.83       130.80

*$100 invested on 12/03/98 in stock or index-including reinvestment of dividends. Fiscal year ended December 28.

Copyright (C) 2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of February 14, 2003 by each person who was known by us to be the beneficial owner of more than 5% of our common stock, by each director, by each executive officer named in the Summary Compensation Table under the heading "Executive Compensation and Other Benefits" and by all directors and executive officers as a group.

                                                                           SHARES OF COMMON STOCK
                                                                            BENEFICIALLY OWNED (1)
                                                                      -------------------------------
NAME                                                                     AMOUNT      PERCENT OF CLASS
---------------------------                                           ------------   ----------------
St. Paul Companies, Inc. (2)                                            12,928,304         38.5%

NorthBay Partners, L.L.C. (3)                                            2,535,000         8.0%

William R. McLaughlin (4)                                                  653,515         2.1%

Mark A. Kimball (5)                                                        255,033           *

Gregory T. Kliner (6)                                                      209,588           *

Noel F. Schenker (7)                                                       127,118           *

Keith C. Spurgeon (8)                                                       27,562           *

Patrick A. Hopf (9)                                                     13,036,320         38.8%

Thomas J. Albani (10)                                                      130,651           *

Christopher P. Kirchen (11)                                                271,541           *

David T. Kollat (12)                                                        90,651           *

Michael A. Peel (13)                                                           833           *

Trudy A. Rautio (14)                                                         3,333           *

Ervin R. Shames (15)                                                       338,056         1.1%

Jean-Michel Valette (16)                                                   114,156           *

All directors and executive officers as a group (16 persons) (17)       15,700,344         44.2%

------------
* Less than 1% of the outstanding shares.

1) Except as otherwise indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock indicated as beneficially owned. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person or group holding such options or warrants but are not deemed outstanding for computing the percentage of any other person or group.

2) Includes 4,886,022 shares held by St. Paul Fire and Marine Insurance Company, 321,017 shares held by St. Paul Venture Capital IV, LLC, 955,900 shares held by St. Paul Venture Capital V, LLC, 4,100,000 shares held by St. Paul Venture Capital VI, LLC and 275 shares held by St. Paul Venture Capital Affiliates Fund I, LLC. Includes (i) 97,753 shares issuable upon exercise of outstanding warrants held by St. Paul Fire and Marine Insurance Co., (ii) 18,009 shares issuable upon exercise of outstanding warrants and options held by St. Paul Venture Capital IV, LLC., (iii) 173,444 shares issuable upon exercise of outstanding options held by St. Paul Venture Capital V, LLC., (iv) 727,272 shares issuable upon conversion of a convertible debenture held by St. Paul Venture Capital V, LLC., and (v) 1,648,612 shares issuable upon exercise of outstanding warrants and options held by St. Paul Venture Capital VI, LLC. The St. Paul Companies, Inc. owns all of the issued and outstanding shares of capital stock of St. Paul Fire and Marine Insurance Co. St. Paul Fire and Marine Insurance Co. owns 99% of the membership interests in St. Paul Venture Capital IV, LLC, St. Paul Venture Capital V, LLC and St. Paul Venture Capital VI, LLC. Patrick A. Hopf, Chairman of the Board of Directors of Select Comfort, is a member of the investment committee responsible for the voting and acquisition and disposition of Select Comfort shares held by each of the St. Paul entities. The address of St. Paul Companies, Inc. is 385 Washington Street, St. Paul, MN 55102.

3) Includes 1,301,250 outstanding shares and 600,000 shares issuable upon exercise of an outstanding warrant held by NorthBay Opportunities, L.P. and 433,750 outstanding shares and 200,000 shares issuable upon exercise of an outstanding warrant held by NorthBay International Opportunities, Ltd. Northbay Partners, L.L.C. is the sole member of NorthBay Management, LLC which serves as the general partner of NorthBay Opportunities, L.P. and the sole member of NorthBay International Management, LLC, which serves as the investment manager of NorthBay International Opportunities, Ltd. The address for NorthBay Partners, L.L.C. is 1500 West Market Street, Suite 200, Mequon, WI 53092.

4) Includes 605,555 shares issuable upon exercise of outstanding options. Does not include 1,000,000 outstanding shares held and 400,000 shares issuable upon exercise of an outstanding warrant by BWSJ Corporation, for which Mr. McLaughlin serves as a director and is a shareholder.

5)   Includes 226,555 shares issuable upon exercise of outstanding options.

6)   Includes 201,667 shares issuable upon exercise of outstanding options.

7)   Includes 105,272 shares issuable upon exercise of outstanding options.

8)   Includes 27,083 shares issuable upon exercise of outstanding options.

9) Includes (i) 1,216 shares held by Mr. Hopf's wife and children and (ii) an aggregate of (A) 10,263,214 outstanding shares, (B) 1,937,818 shares issuable upon exercise of outstanding options and warrants, and (C) 727,272 shares issuable upon conversion of a convertible debenture, all of which are beneficially owned by St. Paul Fire and Marine Insurance Company. . See footnote (2). Mr. Hopf disclaims beneficial ownership of the shares held by the St. Paul entities, except to the extent of any pecuniary interest therein. Mr. Hopf's address is 775 Prairie Center Drive, Suite 210, Eden Prairie, MN 55344.

10) Includes 43,056 shares issuable upon exercise of outstanding options and warrants.

11)  Includes 23,056 shares issuable upon exercise of outstanding options.

12)  Includes 60,556 shares issuable upon exercise of outstanding options.

13) Includes 833 shares issuable upon exercise of outstanding options and warrants.

14)  Includes 3,333 shares issuable upon exercise of outstanding options.

15) Includes 138,056 shares issuable upon exercise of outstanding options and warrants held by Mr. Shames and 100,000 shares issuable upon exercise of outstanding options held by Louise G. Shames, Trustee of the Ervin R. Shames Estate Reduction Family Trust U/A dated October 30, 1997.

16) Includes 43,056 shares issuable upon exercise of outstanding options and warrants.

17) Includes an aggregate of (i) 3,891,952 shares issuable upon exercise of outstanding options and warrants and (ii) 727,272 shares issuable upon conversion of a convertible debenture held by officers, directors and their affiliates. Also includes all shares beneficially owned by St. Paul Fire and Marine Insurance Company, Inc. See footnote (2).


                  TABLE OF EQUITY COMPENSATION PLAN INFORMATION

                                                                                                    NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE FOR
                                         NUMBER OF SECURITIES TO                                   FUTURE ISSUANCE UNDER
                                         BE ISSUED UPON EXERCISE    WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                          OF OUTSTANDING OPTIONS       PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
      EQUITY COMPENSATION PLANS                AND WARRANTS            OPTIONS AND WARRANTS       REFLECTED IN COLUMN (A))
                                                   (A)                         (B)                          (C)
--------------------------------------  --------------------------- ---------------------------  ---------------------------
Approved by security holders                     10,037,693                       $3.26                    1,355,658
Not approved by security holders                          0                          --                            0
                                                 ----------                      ------                    ---------
Total                                            10,037,693                       $3.26                    1,355,658
                                                 ==========                      ======                    =========


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DIRECTOR RELATIONSHIPS

Patrick A. Hopf, our Chairman of the Board of Directors, was an Executive Vice President of St. Paul Venture Capital, Inc. from February 2002 to December 2002. Mr. Hopf was a Managing Member of St. Paul Venture Capital IV, LLC from January 1997 to December 2002 and St. Paul Venture Capital V, LLC from January 1999 to December 2002, and a Managing Director of SPVC Management VI, LLC, the Managing Member of St. Paul Venture Capital VI, LLC from October 2000 to December 2002. St. Paul Venture Capital IV, LLC, St. Paul Venture Capital V, LLC, St. Paul Venture Capital VI, LLC, St. Paul Venture Capital Affiliates Fund I, LLC (each of which funds is managed by St. Paul Venture Capital, Inc.) and St. Paul Fire and Marine Insurance Co. (whose holdings are managed by St. Paul Venture Capital, Inc.) are significant shareholders of ours. Mr. Hopf is a member of the investment committee responsible for the voting and acquisition and disposition of Select Comfort shares held by each of the St. Paul entities. Mr. Hopf has a continuing financial interest in the funds managed by the investment committee.

Christopher P. Kirchen, a member of our board of directors, was a general partner of Consumer Venture Associates II, L.P., which is the general partner of Consumer Venture Partners II, L.P., a former significant shareholder of ours.

Ervin R. Shames serves on the Board of Advisors for Avenue A, Inc. We have entered into an agreement with Avenue A pursuant to which Avenue A will provide us with certain Internet advertising services for budgeted fees of up to $100,000 in 2003.

REGISTRATION RIGHTS AGREEMENT

Several holders of our common stock and warrants to purchase shares of our common stock, including certain directors and holders of more than 5% of our common stock, have demand and incidental registration rights covering certain such shares held by them pursuant to a

Registration Rights Agreement dated June 6, 2001 among us and the other parties thereto.

PRIVATE PLACEMENT OF 8% SENIOR SECURED CONVERTIBLE NOTES AND WARRANTS

In June 2001, we completed a private placement of 8% senior secured convertible notes in the aggregate principal amount of $11.0 million, convertible into an aggregate of 11.0 million shares of our common stock, together with warrants to purchase an aggregate of 4.4 million shares of our common stock at an exercise price of $1.00 per share. St. Paul Venture Capital VI, LLC purchased $4.1 million of the 8% senior secured convertible notes. BWSJ Corporation, a company in which William R. McLaughlin has an ownership interest, purchased $1.0 million of the notes. Three of our independent directors, including Thomas J. Albani, Ervin R. Shames and Jean-Michel Valette, each purchased $50,000 of the notes. All of these notes were automatically converted into shares of our common stock in June 2002.

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES

(a) Within 90 days prior to the filing of this Annual Report on Form 10-K, our President and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in:

o accumulating and communicating information to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure; and

o recording, processing, summarizing and reporting information required to be included in our periodic reports filed with the SEC in a timely manner.

(b) There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                                     PART IV
                              --------------------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE  NUMBER
                                                                                            IN THIS REPORT
                                                                                            --------------
          Independent Auditors' Report....................................................        F-1

          Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001.......        F-2

          Consolidated Statements of Operations for the years ended December 28, 2002,
          December 29, 2001 and December 30, 2000.........................................        F-3

          Consolidated Statements of Shareholders' Equity for the years ended December 28,
          2002, December 29, 2001 and December 30, 2000...................................        F-4

          Consolidated Statements of Cash Flows for the years ended December 28, 2002,
          December 29, 2001 and December 30, 2000.........................................        F-5

          Notes to Consolidated Financial Statements......................................    F-6 to F-156


    2.    INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          The following Report and financial statement schedule are included in this Part IV and are found in this Report at the pages indicated.

          Independent Auditors' Report on Financial Statement Schedule....................        S-1

          Schedule II - Valuation and Qualifying Accounts.................................        S-1

          All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

    3.    EXHIBITS
          The exhibits to this Report are listed in the Exhibit Index below.

     We will furnish a copy of any of the exhibits referred to above at a reasonable cost to any shareholder upon receipt of a written request therefor. Requests should be sent to: Select Comfort Corporation, 6105 Trenton Lane North, Minneapolis, Minnesota 55442; Attn: Shareholder Information.

     The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c):

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

   10. Executive and Key Employee Incentive Plan

   11. Employment Letter dated March 3, 2000 between the Company and William R. McLaughlin

   12. Employment Letter dated July 11, 2000 between the Company and Michael J. Thyken

   13. Employment Letter dated October 27, 2000 between the Company and Noel F. Schenker

   14. Employment Letter dated February 1, 2002 between the Company and Keith C. Spurgeon

   15. Select Comfort Executive Investment Plan

(b)       REPORTS ON FORM 8-K

          During the quarter ended December 28, 2002, we furnished four Current Reports on Form 8-K. The Reports consisted of the following:

            (i) Current Report furnished under Item 9 of Form 8-K on October 3, 2002, announcing net sales and revised earnings guidance for the third quarter ended September 29, 2002.

            (ii) Current Report furnished under Item 9 of Form 8-K on October 15, 2002, announcing comments on unaudited results for the third quarter ended September 29, 2002 and revised guidance for the fourth quarter.

            (iii) Current Report furnished under Item 9 of Form 8-K on December
                  16, 2002, announcing election of Trudy Rautio to the board of directors.

            (iv) Current Report furnished under Item 9 of Form 8-K on December 19, 2002, announcing $5 million debt repayment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SELECT COMFORT CORPORATION


Dated:  February 26, 2003          By:   /s/ William R. McLaughlin
                                      ------------------------------------------
                                        William R. McLaughlin
                                        President and Chief Executive Officer
                                        (principal executive officer)


                                   By:   /s/ James C. Raabe
                                      ------------------------------------------
                                        James C. Raabe
                                        Chief Financial Officer
                                        (principal financial and accounting
                                        officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date or dates indicated.

NAME                                                    TITLE                                  DATE
----                                                    -----                                  ----
/s/ Patrick A. Hopf                                     Chairman of the Board                  February 26, 2003
--------------------------------------------
Patrick A. Hopf


/s/ William R. McLaughlin                               President and Chief Executive          February 26, 2003
--------------------------------------------            Officer, Director
William R. McLaughlin


/s/ Ervin R. Shames                                     Director                               February 26, 2003
--------------------------------------------
Ervin R. Shames


/s/ Thomas J. Albani                                    Director                               February 26, 2003
--------------------------------------------
Thomas J. Albani


/s/ Christopher P. Kirchen                              Director                               February 26, 2003
--------------------------------------------
Christopher P. Kirchen

/s/ David T. Kollat                                     Director                               February 26, 2003
--------------------------------------------
David T. Kollat


/s/                                                     Director                               February   , 2003
--------------------------------------------
Jean-Michel Valette


/s/ Trudy A. Rautio                                     Director                               February 26, 2003
--------------------------------------------
Trudy A. Rautio


/s/ Michael A. Peel                                     Director                               February 26, 2003
--------------------------------------------
Michael A. Peel

                    Certification by Chief Executive Officer

I, William R. McLaughlin, certify that:

1.   I have reviewed this annual report on Form 10-K of Select Comfort
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 26, 2003


                                    /s/ William R. McLaughlin
                                    --------------------------------------------
                                    William R. McLaughlin
                                    President and Chief Executive Officer

                    Certification by Chief Financial Officer

I, James C. Raabe, certify that:

1.   I have reviewed this annual report on Form 10-K of Select Comfort
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003


                                   /s/ James C. Raabe
                                   ---------------------------------------------
                                   James C. Raabe
                                   Senior Vice President and Chief
                                   Financial Officer

                           SELECT COMFORT CORPORATION
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 28, 2002

EXHIBIT
  NO.       DESCRIPTION                                                                  METHOD OF FILING
-------     ------------                                                                 ----------------
    3.1     Restated Articles of Incorporation of the Company, as amended..   Incorporated by reference to Exhibit
                                                                              3.1 contained in Select Comfort's
                                                                              Annual Report on Form 10-K for the
                                                                              fiscal year ended January 1, 2000
                                                                              (File No. 0-25121)

    3.2     Restated Bylaws of the Company.................................   Incorporated by reference to Exhibit
                                                                              3.2 contained in the Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (Reg. No. 333-62793)

    4.1     Form of Warrant issued in connection with the sale of             Incorporated by reference to Exhibit
            Convertible Preferred Stock, Series E..........................   4.2 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (Reg. No. 333-62793)

    4.2     Form of Warrant issued in connection with the November 1996       Incorporated by reference to Exhibit
            Bridge Financing...............................................   4.3 contained in the Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (Reg. No. 333-62793)

    4.3     Form of Warrant issued under the June 2001                        Incorporated by reference to Exhibit
            Note Purchase Agreement........................................   10.3 contained in Select Comfort's

                                                                              Quarterly Report on Form 10-Q
                                                                              for the quarter ended June 30, 2001
                                                                              (File No. 0-25121)

    4.4     Registration Rights Agreement dated June 6, 2001 by and among     Incorporated by reference to Exhibit
            Select Comfort Corporation and the securityholders named          10.7 contained in Select Comfort's
            therein........................................................   Quarterly Report on Form 10-Q for
                                                                              the quarter ended June 30, 2001
                                                                              (File No. 0-25121)

    4.5     Common Stock Purchase Warrant issued to Medallion Capital, Inc.   Incorporated by reference to Exhibit
            under the Loan Agreement of September 28, 2001.................   10.3 contained in Select Comfort's

                                                                              Quarterly Report on Form 10-Q for
                                                                              the quarter ended September 29, 2001
                                                                              (File No.0-25121)

   10.1     Net Lease Agreement dated December 3, 1993 between the Company    Incorporated by reference to Exhibit
            and Opus Corporation...........................................   10.1 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (Reg. No. 333-62793)

   10.2     Amendment of Lease dated August 10, 1994 between the Company and  Incorporated by reference to Exhibit
            Opus Corporation...............................................   10.2 contained in the Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (Reg. No. 333-62793)

   10.3     Second Amendment to Lease dated May 10, 1995 between the Company  Incorporated by reference to Exhibit
            and Rushmore Plaza Partners Limited Partnership (successor to     10.3 contained in Select Comfort's
            Opus Corporation)..............................................   Registration Statement on Form S-1, as
                                                                              amended (Reg. No. 333-62793)

   10.4     Letter Agreement dated as of October 5, 1995 between              Incorporated by reference to Exhibit
            The Company and Rushmore Plaza Partners                           10.4 contained in Select Comfort's
            Limited Partnership............................................   Registration Statement on Form S-1, as
                                                                              amended (Reg. No. 333-62793)

   10.5     Third Amendment of Lease, Assignment and Assumption of Lease and  Incorporated by reference to Exhibit
            Consent dated as of January 1, 1996 among the Company, Rushmore   10.5 contained in Select Comfort's
            Plaza Partners Limited Partnership and Select Comfort Direct      Registration Statement on Form S-1, as
            Corporation....................................................   amended (Reg. No. 333-62793)

   10.6     Lease Agreement dated as of September 19, 2002                    Filed electronically herewith
            between the Company and Frastacky (US)
            Properties Limited Partnership.................................

   10.7     Supply Agreement dated October 18, 2002 between the Company and   Filed electronically herewith
            Supplier (1)...................................................

   10.8     Major Merchant Agreement dated December 19, 1997 among First      Incorporated by reference to Exhibit
            National Bank of Omaha and the Company, Select Comfort SC         10.13 contained in Select Comfort's
            Corporation, Select Comfort Retail Corporation and Select         Registration Statement on Form S-1, as
            Comfort Direct Corporation.....................................   amended (Reg. No. 333-62793)

   10.9     Form of Incentive Stock Option Agreement under the 1997 Stock     Incorporated by reference to Exhibit
            Incentive Plan.................................................   10.16 contained in the Company's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (Reg. No. 333-62793)

   10.10    Form of Performance Based Stock Option Agreement under the 1997   Incorporated by reference to Exhibit
            Stock Incentive Plan...........................................   10.17 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (Reg. No. 333-62793)

   10.11    Employment Letter dated July 11, 1995 between the Company and     Incorporated by reference to Exhibit
            Gregory T. Kliner..............................................   10.20 contained in Select Comfort's
                                                                              Registration Statement on Form S-1, as
                                                                              amended (Reg. No. 333-62793)

   10.12    Lease Agreement dated September 30, 1998 between                  Incorporated by reference to Exhibit
            the Company and ProLogis Development Services                     10.28 contained in Select Comfort's
            Incorporated...................................................   Registration Statement on Form S-1, as
                                                                              amended (Reg. No. 333-62793)

   10.13    Revolving Credit Program Agreement by and between Green Tree      Incorporated by reference to Exhibit
            Financial Corporation and Select Comfort Corporation (2).......   10.3 contained in Select Comfort's

                                                                              Quarterly Report on Form 10-Q for
                                                                              the quarter ended July 3, 1999
                                                                              (File No. 0-25121)

   10.14    Letter of Agreement by and between Bed, Bath & Beyond Inc. and    Incorporated by reference to Exhibit
            Select Comfort Retail Corporation (2)..........................   10.4 contained in Select Comfort's

                                                                              Quarterly Report on Form 10-Q for
                                                                              the quarter ended July 3, 1999
                                                                              (File No. 0-25121)

   10.15    Select Comfort Profit Sharing and 401(K) Plan..................   Filed electronically herewith

   10.16    Select Comfort Corporation 1999 Employee Stock Purchase Plan, as  Incorporated by reference to Exhibit
            amended........................................................   10.17 contained in Select Comfort's

                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended December 30, 2000
                                                                              (File No. 0-25121)

   10.17    Select Comfort Corporation 1990 Omnibus Stock Option Plan, as     Incorporated by reference to Exhibit
            amended and restated...........................................   10.1 contained in Select Comfort's

                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended October 2, 1999 (File No.
                                                                              0-25121)

   10.18    Select Comfort Corporation 1997 Stock Inventive Plan, as amended  Incorporated by reference to Exhibit
            and restated through May 1, 2001...............................   10.8 contained in Select Comfort's

                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended June 30, 2001 (File No.
                                                                              0-25121)

   10.19    Employment Letter dated July 21, 1999                             Incorporated by reference to Exhibit
            between the Company and Tracey T. Breazeale....................   10.24 contained in Select Comfort's

                                                                              Annual Report on Form 10-K for the fiscal
                                                                              year ended January 1, 2000 (File No.
                                                                              0-25121)


   10.20    Employment Letter dated April 22, 1999 between the Company and    Incorporated by reference to Exhibit
            Mark A. Kimball................................................   10.25 contained in Select Comfort's

                                                                              Annual Report on Form 10-K for the fiscal
                                                                              year ended January 1, 2000 (File No.
                                                                              0-25121)

   10.21    Executive and Key Employee Incentive Plan......................   Incorporated by reference to Exhibit
                                                                              10.22 contained in Select Comfort's
                                                                              Annual Report on Form 10-K for the
                                                                              fiscal year ended December 30, 2000
                                                                              (File No. 0-25121)

   10.22    Employment Letter dated March 3, 2000 between the Company and     Incorporated by reference to Exhibit
            William R. McLaughlin..........................................   10.1 contained in Select Comfort's

                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended April 1, 2000 (File No.
                                                                              0-25121)

   10.23    Employment Letter dated July 11, 2000 between the Company and     Incorporated by reference to Exhibit
            Michael J. Thyken..............................................   10.24 contained in Select Comfort's

                                                                              Annual Report on Form 10-K for the fiscal
                                                                              year ended December 30, 2000 (File No.
                                                                              0-25121)

   10.24    Employment Letter dated October 27, 2000 between the Company and  Incorporated by reference to Exhibit
            Noel F. Schenker...............................................   10.25 contained in Select Comfort's

                                                                              Annual Report on Form 10-K for the fiscal
                                                                              year ended December 30, 2000 (File No.
                                                                              0-25121)

   10.25    Employment Letter dated February 1, 2002 between the Company and  Incorporated by reference to Exhibit
            Keith C. Spurgeon..............................................   10.1 contained in Select Comfort's

                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended March 30, 2002 (File No.
                                                                              0-25121)

   10.26    Amendment to Revolving Credit Program Agreement with Conseco      Incorporated by reference to Exhibit
            Bank, Inc. dated February 20, 2001.............................   10.1 contained in Select Comfort's

                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended March 31, 2001 (File No.
                                                                              0-25121)

   10.27    Second Amendment to Revolving Credit Program with Conseco Bank,   Incorporated by reference to Exhibit
            Inc. dated April 13, 2001......................................   10.2 contained in Select Comfort's

                                                                              Quarterly Report on Form 10-Q for the
                                                                              quarter ended March 31, 2001 (File No.
                                                                              0-25121)

   10.28    Third Amendment to Revolving Credit Program                       Filed electronically herewith
            Agreement with Conseco Bank, Inc. dated
            June 19, 2002..................................................

   10.29    Select Comfort Executive Investment Plan.......................   Filed electronically herewith

   21.1     Subsidiaries of the Company....................................   Filed electronically herewith

   23.1     Independent Auditors' Consent..................................   Filed electronically herewith

   99.1     Certification of Chief Executive Officer.......................   Filed electronically herewith

   99.2     Certification of Chief Financial Officer.......................   Filed electronically herewith

------------
(1) Confidential treatment has been requested with respect to designated portions of this document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(2) Confidential treatment has been granted by the Securities and Exchange Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 28, 2002 and
  December 29, 2001.........................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 28, 2002, December 29, 2001 and December 30,
  2000......................................................  F-4
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 28, 2002, December 29, 2001 and
  December 30, 2000.........................................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 28, 2002, December 29, 2001 and December 30,
  2000......................................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Select Comfort Corporation:

     We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries (the Company) as of December 28, 2002 and December 29, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Select Comfort Corporation and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                              /s/ KPMG LLP

Minneapolis, Minnesota
January 31, 2003

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 28, 2002 AND DECEMBER 29, 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                2002        2001
                                                              --------    --------
                                ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 27,176    $ 16,375
  Marketable securities -- current (note 2).................    12,146         --
  Accounts receivable, net of allowance for doubtful
     accounts of $340 and $311, respectively................     3,270       2,623
  Inventories (note 3)......................................     8,980       8,086
  Prepaid expenses..........................................     5,467       3,588
  Deferred tax assets (note 8)..............................    12,955         --
                                                              --------    --------
          Total current assets..............................    69,994      30,672
                                                              --------    --------
Marketable securities -- non-current (note 2)...............     1,502         --
Property and equipment, net (note 4)........................    28,977      30,882
Deferred tax assets (note 8)................................     4,352         --
Other assets................................................     3,506       5,882
                                                              --------    --------
          Total assets......................................  $108,331    $ 67,436
                                                              ========    ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (note 6).............  $     11    $     28
  Accounts payable..........................................    16,508      15,216
  Accruals:
     Sales returns..........................................     3,181       3,624
     Compensation and benefits..............................    13,666       7,179
     Taxes and withholding..................................     2,779       3,032
     Consumer prepayments...................................     1,964       1,263
     Other..................................................     5,120       4,069
                                                              --------    --------
          Total current liabilities.........................    43,229      34,411
Long-term debt, less current maturities (note 6)............     2,991      17,109
Warranty costs..............................................     3,626       5,030
Other liabilities...........................................     3,970       4,114
                                                              --------    --------
          Total liabilities.................................    53,816      60,664
                                                              --------    --------
Shareholders' equity (notes 6, 7 and 10):
  Undesignated preferred stock; 5,000,000 shares authorized,
     no shares issued and outstanding.......................       --          --
  Common stock, $0.01 par value; 95,000,000 shares
     authorized, 30,727,101 and 18,302,307 shares issued and
     outstanding, respectively..............................       307         183
  Additional paid-in capital................................    92,184      81,687
  Accumulated deficit.......................................   (37,976)    (75,098)
                                                              --------    --------
          Total shareholders' equity........................    54,515       6,772
                                                              --------    --------
Commitments and contingencies (notes 1, 5 and 11):
          Total liabilities and shareholders' equity........  $108,331    $ 67,436
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Net sales...................................................  $335,795   $261,687   $270,077
Cost of sales (note 1)......................................   125,796    107,210    115,601
                                                              --------   --------   --------
  Gross profit..............................................   209,999    154,477    154,476
                                                              --------   --------   --------
Operating expenses:
  Sales and marketing (note 1)..............................   155,890    138,417    149,283
  General and administrative................................    32,854     25,296     29,211
  Store closings and asset impairments (note 4).............       233      1,366      1,952
                                                              --------   --------   --------
     Total operating expenses...............................   188,977    165,079    180,446
                                                              --------   --------   --------
Operating income (loss).....................................    21,022    (10,602)   (25,970)
                                                              --------   --------   --------
Other income (expense):
  Interest income...........................................       571        237      1,082
  Interest expense (note 6).................................    (1,655)    (1,362)       (26)
  Equity in loss of affiliate...............................       --         --        (642)
  Other, net................................................      (198)      (339)       (66)
                                                              --------   --------   --------
     Other income (expense), net............................    (1,282)    (1,464)       348
                                                              --------   --------   --------
Income (loss) before income taxes and extraordinary loss....    19,740    (12,066)   (25,622)
Income tax (benefit) expense (note 8).......................   (17,762)       --      11,592
                                                              --------   --------   --------
Income (loss) before extraordinary loss.....................    37,502    (12,066)   (37,214)
Extraordinary loss from early extinguishment of debt, net of
  tax of $234 (note 6)......................................      (380)       --         --
                                                              --------   --------   --------
Net income (loss)...........................................  $ 37,122   $(12,066)  $(37,214)
                                                              ========   ========   ========
Basic net income (loss) per share (note 9):
  Income (loss) before extraordinary loss...................  $   1.53   $  (0.66)  $  (2.09)
  Extraordinary loss from early extinguishment of debt......     (0.02)       --         --
                                                              --------   --------   --------
  Net income (loss) per share -- basic......................  $   1.51   $  (0.66)  $  (2.09)
                                                              ========   ========   ========
Weighted average common shares -- basic.....................    24,549     18,157     17,848
                                                              ========   ========   ========
Diluted net income (loss) per share (note 9):
  Income (loss) before extraordinary loss...................  $   1.10   $  (0.66)  $  (2.09)
  Extraordinary loss from early extinguishment of debt......     (0.01)       --         --
                                                              --------   --------   --------
  Net income (loss) per share -- diluted....................  $   1.09   $  (0.66)  $  (2.09)
                                                              ========   ========   ========
Weighted average common shares -- diluted...................    34,532     18,157     17,848
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                ADDITIONAL
                                                                 PAID-IN     ACCUMULATED
                                            SHARES     AMOUNT    CAPITAL       DEFICIT      TOTAL
                                          ----------   ------   ----------   -----------   --------
Balance at January 1, 2000..............  17,713,247    $177     $78,513      $(25,818)    $ 52,872
  Exercise of common stock options (note
     7).................................      44,515       1         136           --           137
  Issuance of common stock warrants.....         --      --          278           --           278
  Employee stock purchases (note 10)....     204,927       2         525           --           527
  Net loss..............................         --      --          --        (37,214)     (37,214)
                                          ----------    ----     -------      --------     --------
Balance at December 30, 2000............  17,962,689     180      79,452       (63,032)      16,600
                                          ----------    ----     -------      --------     --------
  Exercise of common stock options (note
     7).................................         694     --            1           --             1
  Issuance of common stock warrants.....         --      --        1,868           --         1,868
  Employee stock purchases (note 10)....     338,924       3         366           --           369
  Net loss..............................         --      --          --        (12,066)     (12,066)
                                          ----------    ----     -------      --------     --------
Balance at December 29, 2001............  18,302,307     183      81,687       (75,098)       6,772
                                          ----------    ----     -------      --------     --------
  Exercise of common stock options (note
     7).................................     166,238       2         279           --           281
  Exercise of common stock warrants.....   1,046,344      10         (10)          --           --
  Conversion of convertible debt (note
     6).................................  11,000,000     110       9,382           --         9,492
  Employee stock purchases (note 10)....     212,212       2         846           --           848
  Net income............................         --      --          --         37,122       37,122
                                          ----------    ----     -------      --------     --------
Balance at December 28, 2002............  30,727,101    $307     $92,184      $(37,976)    $ 54,515
                                          ==========    ====     =======      ========     ========

          See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 37,122   $(12,066)  $(37,214)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     9,194      9,570      8,390
     Amortization of debt discount and deferred finance
       fees.................................................     1,279        512         19
     Loss on disposal of assets and impaired assets.........       548      1,687      2,167
     Deferred tax (benefit) expense.........................   (17,307)       --      10,887
     Change in operating assets and liabilities:
       Accounts receivable..................................      (647)        70     (1,637)
       Inventories..........................................      (894)     2,926        640
       Prepaid expenses.....................................    (1,879)     2,023         80
       Other assets.........................................     1,441     (2,244)       535
       Accounts payable.....................................     1,292     (2,055)     1,360
       Accrued compensation and benefits....................     6,487      1,154       (182)
       Other accruals and liabilities.......................      (492)    (1,163)     4,669
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    36,144        414    (10,286)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (7,802)    (4,859)   (12,084)
  Investments in marketable securities......................   (24,780)       --         --
  Proceeds from maturity of marketable securities...........    11,132      3,950     16,179
  Investment in affiliate...................................       --         --        (400)
                                                              --------   --------   --------
          Net cash (used in) provided by investing
            activities......................................   (21,450)      (909)     3,695
                                                              --------   --------   --------
Cash flows from financing activities:
  Principal payments on long-term debt......................    (5,022)       (38)       (16)
  Proceeds from issuance of common stock....................     1,129        370        664
  Net proceeds from long-term debt..........................       --      15,040        --
                                                              --------   --------   --------
          Net cash (used in) provided by financing
            activities......................................    (3,893)    15,372        648
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............    10,801     14,877     (5,943)
Cash and cash equivalents, at beginning of year.............    16,375      1,498      7,441
                                                              --------   --------   --------
Cash and cash equivalents, at end of year...................  $ 27,176   $ 16,375   $  1,498
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest...............................................  $    585   $    182   $      7
     Income taxes...........................................       495        188        175
  Non-cash impact of conversion of debt to equity...........     9,492        --         --

          See accompanying notes to consolidated financial statements.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

     Select Comfort Corporation and its wholly-owned subsidiaries (the Company) is the leading developer, manufacturer and marketer of premium quality, adjustable-firmness beds. The Company's fiscal year ends on the Saturday closest to December 31.

  Financial Statement Presentation

     Fiscal years 2002, 2001 and 2000 each had 52 weeks. Certain prior-year amounts have been reclassified to conform to the current-year presentation. In particular, the Company has elected to reclassify costs associated with delivery of its products to customers, from sales and marketing expense to cost of sales. As a result of this change in presentation, cost of sales increased and sales and marketing expenses decreased by $17,134,000 and $16,677,000 in 2001 and 2000, respectively. This change in classification does not affect operating income or net income.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Select Comfort Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company had $1,000,000 of its cash and cash equivalents securing a standby letter of credit at December 28, 2002.

  Marketable Securities

     Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities include highly liquid investment grade debt instruments issued by the U.S. government and related agencies and municipalities and commercial paper issued by companies with investment grade ratings. The Company's investments have an original maturity of up to 24 months. Marketable securities with a remaining maturity of greater than one year are classified as long-term.

  Inventories

     Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

  Property and Equipment

     Property and equipment, carried at cost, are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the life of the lease, 10 years or the date a store remodel is expected to be completed.

  Other Assets

     Other assets include security deposits, patents, investments, trademarks, debt issuance costs and goodwill. Patents and trademarks are amortized using the straight-line method over periods ranging from 10 to 17 years. Debt issuance costs are amortized using the straight-line method over the term of the debt.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents and accounts receivable approximate fair value because of the short-term maturity of those instruments. The fair value of long-term debt approximates carrying value based on the Company's estimate of rates that would be available to it for debt of the same remaining maturities.

  Stock Compensation

     The Company records compensation expense for option grants under its stock option plan if the current market value of the underlying stock at the grant date exceeds the stock option exercise price. Pro forma disclosure of the impact on net earnings (loss) of applying an alternative method of recognizing stock compensation expense over the vesting period based on the fair value of all stock-based awards on the date of grant is presented in Note 7. If the Company issues options to non-employees, compensation expense is recognized based on the fair market value method.

  Research and Development Costs

     Costs incurred in connection with research and development are charged to expense as incurred. Research and development expense was $936,000, $1,086,000 and $889,000 in 2002, 2001 and 2000, respectively.

  Pre-opening Costs

     Costs associated with the opening of new stores are expensed as incurred.

  Advertising Costs

     The Company incurs advertising costs associated with print and broadcast advertisements. Such costs are charged to expense the first time the advertisement airs. Advertising expense was $39,477,000, $29,451,000 and $31,265,000 in 2002, 2001 and 2000, respectively.

  Income Taxes

     The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against any portion of deferred tax assets when realization of the deferred tax asset is not considered more likely than not.

  Earnings Per Share

     Basic earnings (loss) per share excludes dilution and is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares during the period. Diluted earnings
(loss) per share includes potentially dilutive common shares consisting of stock options and warrants determined by the treasury stock method and dilutive convertible securities.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Accounting Estimates and Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting policies consist of the following:

     Revenue Recognition

     Revenue is recognized at the time of shipment to customers for products shipped with outside, third party carriers. Revenue is recognized at the time of delivery for products delivered through our company-controlled home delivery system. In both cases, revenue is recognized net of estimated returns.

     Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

     The Company reviews its long-lived assets, certain identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     The Company reviews store assets for possible impairment considering such factors as estimated store cash flows, lease termination provisions, and opportunities to impact future store operating results.

     The test for goodwill impairment is a two-step process, and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities.

     Beginning in 2002, the Company stopped amortizing goodwill according to SFAS Statement 142 "Goodwill and Other Intangible Assets." As a result, no amortization expense for goodwill was recorded in 2002. The carrying value of goodwill as of December 28, 2002 was $2,850,000. In 2001 and 2000, the Company recorded goodwill amortization expense of $374,000 ($0.02 per share) and $22,000 ($0.00 per share), respectively.

     Accrued Warranty Costs

     The Company provides a 20-year warranty on adjustable-firmness beds, the last 18 years of which are on a pro rated basis. Estimated warranty costs are expensed at the time of sale based on historical claims incurred by the Company. Actual warranty claim costs could differ from these estimates. The Company classifies as non-current those estimated warranty costs expected to be paid out in greater than one year.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

As of December 28, 2002, $3,626,000 of the accrued warranty costs was considered long-term. The activity in the accrued warranty liability account is as follows (in thousands):

                                                       ADDITIONS
                                         BALANCE AT    CHARGED TO
                                        BEGINNING OF   COSTS AND     DEDUCTIONS     BALANCE AT
                                            YEAR        EXPENSES    FROM RESERVES   END OF YEAR
                                        ------------   ----------   -------------   -----------
2002..................................     $6,287        $2,433        $3,540         $5,180
2001..................................      7,181         2,708         3,602          6,287
2000..................................      5,841         5,397         4,057          7,181

     Accrued Sales Returns

     Estimated sales returns are provided at the time of sale based upon historical sales returns. Returns are allowed by the Company for 30 nights following the sale.

  New Accounting Pronouncements

     The Financial Accounting Standards Board has issued statement SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 revises the timing of when costs associated with an exit or disposal activity are recognized. This statement requires that an entity recognize the liability for a cost associated with an exit or disposal activity when the liability is incurred, rather than at the date of an entity's commitment to an exit plan as was previously allowed. The Company will account for any exit or disposal activities after December 28, 2002 under SFAS 146.

(2)  MARKETABLE SECURITIES

     Securities classified as held to maturity, which consist of securities that management has the ability and intent to hold to maturity, are carried at amortized cost and are summarized as follows as of December 28, 2002 (in thousands):

                                                        EFFECTIVE     AMORTIZED
                                                      INTEREST RATE     COST      FAIR VALUE
                                                      -------------   ---------   ----------
Corporate securities................................       2.3%        $   501     $   501
U.S. government agencies............................       2.0          10,098      10,139
Commercial paper....................................       1.4           3,049       3,052
                                                                       -------     -------
                                                                       $13,648     $13,692
                                                                       =======     =======

(3)  INVENTORIES

     Inventories consist of the following (in thousands):

                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2002           2001
                                                              ------------   ------------
Raw materials...............................................     $2,669         $1,824
Work in progress............................................         88             26
Finished goods..............................................      6,223          6,236
                                                                 ------         ------
                                                                 $8,980         $8,086
                                                                 ======         ======

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2002           2001
                                                              ------------   ------------
Leasehold improvements......................................    $ 37,638       $ 36,551
Office furniture and equipment..............................       4,083          3,496
Production machinery and computer equipment.................      25,827         21,256
Less accumulated depreciation and amortization..............     (38,571)       (30,421)
                                                                --------       --------
                                                                $ 28,977       $ 30,882
                                                                ========       ========

  Store Closings and Asset Impairment Charges

     Store closings and write-off expense was $233,000, $1,029,000 and $565,000 in 2002, 2001 and 2000, respectively.

     In 2001 and 2000, the Company incurred charges of $337,000 and $1,387,000, respectively, related to the impairment of carrying values of certain non-store assets. In 2001, these charges related primarily to the write-off of unusable fixtures for merchandising of sleeper sofa products. In 2000, these charges included $741,000 related to asset write-offs resulting from the relocation of the Company's headquarters and $646,000 related to the write-off of web site software design costs.

(5)  LEASES

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

                                                           2002      2001      2000
                                                          -------   -------   -------
Minimum rents...........................................  $16,213   $16,069   $17,589
Percentage rents........................................    3,085     1,561     1,835
                                                          -------   -------   -------
Total...................................................  $19,298   $17,630   $19,424
                                                          =======   =======   =======
Equipment rent..........................................  $ 1,913   $ 2,003   $ 1,587
                                                          =======   =======   =======

     The aggregate minimum rental commitments under operating leases for subsequent years are as follows (in thousands):

2003........................................................  $15,641
2004........................................................   14,401
2005........................................................   13,452
2006........................................................   12,018
2007........................................................    9,019
Thereafter..................................................   11,988
                                                              -------
                                                              $76,519
                                                              =======

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6)  LONG-TERM DEBT

     Long-term obligations under notes and capital leases are as follows (in thousands, except share and per share amounts):

                                                      DECEMBER 28, 2002   DECEMBER 29, 2001
                                                      -----------------   -----------------
8% senior subordinated convertible notes due June
  2006 (the Notes). Face amount of $11,000 net of
  $925 debt discount in 2001, with interest payable
  annually. Convertible into 11,000,000 shares of
  common stock at the rate of $1.00 per share.......       $  --               $10,075
12% senior secured debt due September 2006 (the
  Debt). Face amount of $5,000 net of $616 debt
  discount in 2001, with interest payable monthly...          --                 4,384
Non-interest bearing subordinated convertible
  debenture due November 2005. Face amount of $4,000
  net of $1,009 debt discount, with an effective
  interest rate of 12% per annum. Convertible into
  727,272 shares of common stock at the rate of
  $5.50 per share...................................        2,991                2,645
Other...............................................           11                   33
                                                           ------              -------
                                                            3,002               17,137
Less current maturities.............................           11                   28
                                                           ------              -------
                                                           $2,991              $17,109
                                                           ======              =======

The Notes were converted to 11,000,000 shares of common stock at the rate of $1.00 per share in 2002. The Debt was prepaid in 2002. All deferred financing costs were written off in connection with the early repayment of the Debt and have been reflected as an extraordinary loss.

     The aggregate maturities of long-term debt for subsequent years are as follows (in thousands):

2003........................................................  $   11
2004........................................................     --
2005........................................................   4,000
                                                              ------
                                                              $4,011
                                                              ======

(7)  SHAREHOLDERS' EQUITY

  Stock Options

     The Board of Directors has reserved 9,300,000 shares of common stock for options that may be granted to key employees, directors or others under the Company's stock option plans. Options available for grant at December 28, 2002 were 1,365,846.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  SHAREHOLDERS' EQUITY -- (CONTINUED)

     A summary of the changes in the Company's stock option plans for each of the years in the three-year period ended December 28, 2002 is as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding at January 1, 2000 (including 1,311,133 shares
  exercisable)..............................................  2,685,353       $9.92
  Granted...................................................  1,307,700        4.64
  Exercised.................................................    (44,515)       3.09
  Canceled..................................................   (429,267)       9.44
                                                              ---------       -----
Outstanding at December 30, 2000 (including 1,726,097 shares
  exercisable)..............................................  3,519,271        8.08
  Granted...................................................  1,766,900        1.03
  Exercised.................................................       (694)       1.01
  Canceled..................................................   (628,453)       8.74
                                                              ---------       -----
Outstanding at December 29, 2001 (including 2,034,877 shares
  exercisable)..............................................  4,657,024        5.32
  Granted...................................................    952,600        3.26
  Exercised.................................................   (166,238)       1.69
  Canceled..................................................   (123,267)       3.97
                                                              ---------       -----
Outstanding at December 28, 2002 (including 2,980,786 shares
  exercisable)..............................................  5,320,119       $5.09
                                                              =========       =====

     The following table summarizes information about options outstanding at December 28, 2002:

                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-----------------------------------------------------------------------   --------------------------
                                     AVERAGE REMAINING      WEIGHTED                     WEIGHTED
                                     CONTRACTUAL LIFE       AVERAGE                      AVERAGE
RANGE OF EXERCISE PRICE   SHARES          (YEARS)        EXERCISE PRICE    SHARES     EXERCISE PRICE
-----------------------  ---------   -----------------   --------------   ---------   --------------
$0.45 - 1.00..........     398,887         7.79              $ 0.99         142,804       $ 0.97
1.01 - 2.75...........   2,107,216         8.59                1.75         898,538         1.64
2.76 - 7.00...........   1,798,796         6.52                5.22       1,164,224         5.23
7.01 - 14.00..........     398,245         6.40                8.38         368,245         8.28
14.01 - 28.63.........     616,975         6.28               16.69         406,975        17.33
-----------------------  ---------   -----------------   --------------   ---------   --------------
$0.45 - 28.63.........   5,320,119         7.40              $ 5.09       2,980,786       $ 5.97
                         =========                                        =========

     No compensation cost has been recognized in the consolidated financial statements for employee stock option grants or the discount feature of the Company's employee stock purchase plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and employee stock purchase plan under an alternative accounting method, the Company's net income (loss) would have been adjusted as outlined below (in thousands, except per share amounts):

                                                             2002       2001       2000
                                                            -------   --------   --------
Net income (loss):                  As reported..........   $37,122   $(12,066)  $(37,214)
                                    Pro forma............   $34,593   $(15,239)  $(39,763)
Income (loss) per share -- basic:   As reported..........   $  1.51   $  (0.66)  $  (2.09)
                                    Pro forma............   $  1.41   $  (0.84)  $  (2.23)
Income (loss) per
  share -- diluted:                 As reported..........   $  1.09   $  (0.66)  $  (2.09)
                                    Pro forma............   $  1.02   $  (0.84)  $  (2.23)

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  SHAREHOLDERS' EQUITY -- (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              2002     2001     2000
                                                              -----    -----    -----
Expected dividend yield.....................................      0%       0%       0%
Expected stock price volatility.............................     90%      90%      40%
Risk-free interest rate.....................................    2.0%     4.9%     5.9%
Expected life in years......................................    3.6      3.5      3.6
Weighted-average fair value at grant date...................  $2.02    $0.34    $1.87

  Warrants

     The Company has issued warrants to various holders with outstanding issuances at December 28, 2002 summarized below:

                                                               WARRANTS
WARRANT TYPE                                  EXERCISE PRICE  OUTSTANDING   EXPIRATION DATE
------------                                  --------------  -----------   ----------------
2001 Senior Secured Convertible Notes
  Financing.................................      1.00         3,380,000         6/6/11
2001 Senior Secured Debt Financing..........      1.02           922,819        9/26/06
Miscellaneous other warrants................   1.20 - 5.56       562,256    5/17/04 - 6/6/11
                                               ------------    ---------    ----------------
                                              $1.00 - 5.56     4,865,075    5/17/04 - 6/6/11
                                                               =========

     The warrants issued in conjunction with the Notes and Debt were valued at $1,100,000 and $600,000, respectively, and were reflected in additional paid-in capital in the statement of shareholders' equity. The associated debt discount was amortized as interest expense over the term of the debt until the related debt was converted or was repaid (note 6).

     Miscellaneous other warrants consist of warrants issued to various parties in lieu of cash payments. The value of these warrants was recognized as compensation expense with an offset to shareholders' equity utilizing the Black-Scholes pricing model with assumptions reflecting the market rates at the time of warrant issuance.

(8)  INCOME TAXES

     The (benefit) provision for income taxes consists of the following (in thousands):

                                                             2002     2001    2000
                                                           --------   ----   -------
Current:
  Federal................................................  $    --    $--    $   --
  State..................................................      (340)  --         705
                                                           --------   ---    -------
                                                               (340)  --         705
                                                           --------   ---    -------
Deferred:
  Federal................................................   (12,739)  --      10,397
  State..................................................    (4,683)  --         490
                                                           --------   ---    -------
                                                            (17,422)  --      10,887
                                                           --------   ---    -------
  Income tax (benefit) expense...........................  $(17,762)  $--    $11,592
                                                           ========   ===    =======

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8)  INCOME TAXES -- (CONTINUED)

     Effective tax rates differ from statutory federal income tax rates as follows:

                                                              2002     2001     2000
                                                             ------    -----    -----
Statutory federal income tax rate..........................    35.0%   (35.0)%  (35.0)%
Change in valuation allowance..............................  (123.3)    31.4     82.2
State income taxes, net of federal benefit.................    (1.8)     --      (1.1)
Other......................................................     0.1      3.6     (0.9)
                                                             ------    -----    -----
                                                              (90.0)%    0.0%    45.2%
                                                             ======    =====    =====

     The tax effects of temporary differences that give rise to deferred tax assets at December 28, 2002 and December 29, 2001 are as follows (in thousands):

                                                               2002       2001
                                                              -------   --------
Deferred tax assets:
  Current:
     Net operating loss carryforwards.......................  $ 7,904   $    --
     Inventory, warranty and returns reserves...............    3,208      3,849
     Allowance for doubtful accounts........................      129        118
     Other..................................................    2,164      2,409
  Long term:
     Net operating loss carryforwards.......................       29     15,662
     Depreciation...........................................    3,765      2,624
     Other..................................................      749        516
                                                              -------   --------
       Total gross deferred tax assets......................   17,948     25,178
Valuation allowance.........................................     (641)   (25,178)
                                                              -------   --------
       Total net deferred tax assets........................  $17,307   $    --
                                                              =======   ========

     During 2002, the Company recorded a reduction in the valuation allowance of $24,537,000. The reduction in the valuation allowance follows the Company's return to profitability as a result of cost restructuring efforts in 2000 and 2001 and an increase in sales in 2002. The Company believes that it is more likely than not that it will generate sufficient taxable income to utilize its deferred tax assets, including net operating loss carryforwards, within any applicable carryover periods.

     At December 28, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20,900,000, of which $103,000 will expire between 2003 and 2006, with the remainder expiring between 2020 and 2021. The Company has recorded a valuation allowance of $641,000 for a capital loss carryforward that likely will not be utilized within its applicable carryforward period.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9)  NET INCOME (LOSS) PER COMMON SHARE

     The following computations reconcile net income (loss) per share-basic with net income (loss) per share-diluted (in thousands, except share and per share amounts).

                                                         NET                  PER SHARE
2002                                                   INCOME      SHARES      AMOUNT
----                                                   -------   ----------   ---------
BASIC EPS
Net income:..........................................  $37,122   24,549,459     $1.51
                                                                                =====
EFFECT OF DILUTIVE SECURITIES
  Options............................................      --     1,882,807
  Common stock warrants..............................      --     2,885,441
  Convertible debt...................................      563    5,214,286
                                                       -------   ----------
DILUTED EPS
Net income plus assumed conversions..................  $37,685   34,531,993     $1.09
                                                       =======   ==========     =====

                                                        NET                   PER SHARE
2001 AND 2000                                           LOSS       SHARES      AMOUNT
-------------                                         --------   ----------   ---------
BASIC AND DILUTED EPS
Net loss:
  2001..............................................  $(12,066)  18,157,005    $(0.66)
  2000..............................................  $(37,214)  17,848,375    $(2.09)

     The following is a summary of those securities outstanding during the respective periods which have been excluded from the calculations because the effect on net income (loss) per common share would not have been dilutive:

                                                       2002         2001        2000
                                                     ---------   ----------   ---------
Options............................................  1,870,220    4,657,024   3,519,271
Common stock warrants..............................     40,000    6,124,529   1,344,378
Convertible debt...................................    727,272   11,727,272     727,272

(10)  EMPLOYEE BENEFIT PLANS

     Under the Company's profit sharing and 401(k) plan eligible employees may defer up to 15% of their compensation on a pre-tax basis. Each year, the Company may make a discretionary contribution equal to a percentage of the employee's contribution. During 2002, 2001 and 2000, the Company expensed $485,000, $119,000 and $487,000, respectively, relating to its contribution to the 401(k) plan. During 2002, the Company issued 81,778 shares for its discretionary contribution.

  Employee Stock Purchase Plan

     Under the Company's Employee Stock Purchase Plan, employees can purchase Company common stock at a discount of 15% based on the average price of the stock on the last business day of the offering period (calendar-quarter.) The Company issued 145,434, 338,924 and 204,927 shares during 2002, 2001 and 2000, respectively.

(11)  COMMITMENTS AND CONTINGENCIES

     In June 1999, the Company and certain of its former officers and directors were named as defendants in a class action lawsuit filed in U.S. District Court in Minnesota. The suit, filed on behalf of purchasers

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11)  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

of the Company's common stock between December 4, 1998 and June 7, 1999, alleges that the Company and the named former directors and officers failed to disclose or misrepresented certain information concerning the Company in violation of federal securities laws. The Company believes that the suit is without merit and has vigorously defended the matter.

     The Company has consented to a settlement of this litigation negotiated by the Company's insurance carrier. The settlement is covered by insurance and involves no cash or other payment obligation by the Company and no admission of liability or wrongdoing by the Company. The settlement is not expected to have any impact on the Company's results of operations or financial condition.

     On December 13, 2002, the settlement agreement received preliminary approval from the U.S. District Court for the District of Minnesota. The Court issued an order setting February 28, 2003 for a hearing for final approval of the settlement agreement. At the hearing for final approval, the Court will hear any objections to the settlement or its terms.

     The Company is involved in other various claims, legal actions, sales tax disputes and other complaints arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these other matters will not have a material effect on the consolidated financial position or results of operations of the Company.

(12)  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a condensed summary of actual quarterly results for 2002 and 2001 (in thousands, except per share amounts):

2002                                            DECEMBER   SEPTEMBER    JUNE      MARCH
----                                            --------   ---------   -------   -------
Net sales.....................................  $92,263     $85,056    $77,281   $81,195
Gross profit..................................   57,679      54,141     47,941    50,238
Operating income..............................    8,836       5,833      2,984     3,369
Income before extraordinary loss..............    8,091      23,604      2,563     3,244
Net income....................................    7,711      23,604      2,563     3,244
Income per share before extraordinary
  loss -- diluted.............................     0.22        0.69       0.08      0.11
Net income per share -- diluted...............     0.21        0.69       0.08      0.11

2001                                            DECEMBER   SEPTEMBER    JUNE      MARCH
----                                            --------   ---------   -------   -------
Net sales.....................................  $69,341     $64,148    $62,742   $65,456
Gross profit..................................   42,376      38,714     35,942    37,445
Operating income (loss).......................    1,659         603     (3,176)   (9,688)
Net income (loss).............................    1,065         227     (3,530)   (9,828)
Net income (loss) per share -- diluted........  $  0.04     $  0.01    $ (0.19)  $ (0.54)

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE





The Board of Directors and Stockholders
Select Comfort Corporation:

         Under date of January 31, 2003 we reported on the consolidated balance sheets of Select Comfort Corporation and subsidiaries as of December 28, 2002 and December 29, 2001 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 28, 2002, as contained in the Annual Report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP


Minneapolis, Minnesota
January 31, 2003


                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                            BALANCE AT        CHARGED TO
                                            BEGINNING         COSTS AND        DEDUCTIONS    BALANCE AT END
          DESCRIPTION                       OF PERIOD         EXPENSES        FROM RESERVES    OF PERIOD
---------------------------------          -----------       ----------       -------------  --------------
 Allowance for doubtful accounts
            - 2002                             $ 311             $ 296           $ 267           $ 340
            - 2001                               264               582             535             311
            - 2000                               305               531             572             264