Form 10-Q
period 2003-03-29
SELECT COMFORT CORP
filed 2003-05-09
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 29, 2003


                           COMMISSION FILE NO. 0-25121

                              ____________________



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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

As of March 29, 2003, 30,875,904 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 29, 2003 and December 28, 2002...............................  3

         Consolidated Statements of Operations
         for the Three Months ended March 29, 2003
         and March 30, 2002.................................................  4

         Consolidated Statements of Cash Flows
         for the Three Months ended March 29, 2003
         and March 30, 2002.................................................  5

         Notes to Consolidated Financial Statements.........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 14

Item 4.  Disclosure Controls and Procedures................................. 14

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings................................................ 15

Item 2.    Changes in Securities and Use of Proceeds........................ 15

Item 3.    Defaults Upon Senior Securities.................................. 15

Item 4.    Submission of Matters to a Vote of Security Holders.............. 15

Item 5.    Other Information................................................ 15

Item 6.    Exhibits and Reports on Form 8-K................................. 16

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    (UNAUDITED)
                                                                      MARCH 29,    DECEMBER 28,
                                                                        2003           2002
                                                                   -------------  -------------
                              ASSETS
 Current assets:
   Cash and cash equivalents                                         $ 26,552       $ 27,176
   Marketable securities - current (note 2)                            14,306         12,146
   Accounts receivable, net of allowance for doubtful
     accounts of $367 and $340                                          3,215          3,270
   Inventories (note 3)                                                 9,345          8,980
   Prepaid expenses                                                     5,866          5,467
   Deferred tax assets                                                 10,235         12,955
                                                                   -------------  -------------
     Total current assets                                              69,519         69,994

 Marketable securities - non-current (note 2)                           4,828          1,502
 Property and equipment, net                                           31,225         28,977
 Deferred tax assets                                                    4,774          4,352
 Other assets                                                           3,469          3,506
                                                                   -------------  -------------
     Total assets                                                    $113,815       $108,331
                                                                   =============  =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Current maturities of long-term debt                              $      1       $     11
   Accounts payable                                                    21,333         16,508
   Accruals:
     Sales returns                                                      3,296          3,181
     Compensation and benefits                                          7,968         13,666
     Taxes and withholding                                              2,920          2,779
     Customer prepayments                                               5,341          1,964
     Other                                                              5,085          5,120
                                                                   -------------  -------------
       Total current liabilities                                       45,944         43,229

 Long-term debt, less current maturities                                3,077          2,991
 Accrued warranty costs                                                 3,533          3,626
 Other liabilities                                                      3,931          3,970
                                                                   -------------  -------------
       Total liabilities                                               56,485         53,816
                                                                   -------------  -------------

 Shareholders' equity (notes 4 and 6):
   Undesignated preferred stock; 5,000,000 shares authorized,
     no shares issued and outstanding                                       -              -
   Common stock, $.01 par value; 95,000,000 shares authorized,
     30,875,904 and 30,727,101 shares issued and outstanding,             309            307
     respectively
   Additional paid-in capital                                          90,869         92,184
   Accumulated deficit                                                (33,848)       (37,976)
                                                                   -------------  -------------
       Total shareholders' equity                                      57,330         54,515
                                                                   -------------  -------------
       Total liabilities and shareholders' equity                    $113,815       $108,331
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

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                    THREE MONTHS ENDED
                                               ----------------------------
                                                  MARCH 29,      MARCH 30,
                                                    2003           2002
                                               -------------  -------------
Net sales                                        $101,958       $ 81,195
Cost of sales                                      38,057         30,957
                                               -------------  -------------
   Gross profit                                    63,901         50,238
                                               -------------  -------------
Operating expenses:
   Sales and marketing                             48,917         39,608
   General and administrative                       8,301          7,209
   Store closings and asset impairments                74             52
                                               -------------  -------------
       Total operating expenses                    57,292         46,869
                                               -------------  -------------
Operating income                                    6,609          3,369
                                               -------------  -------------
Other income (expense):
   Interest income                                    113             67
   Interest expense                                   (88)          (586)
   Other, net                                          24             46
                                               -------------  -------------
       Other income (expense), net                     49           (473)
                                               -------------  -------------
Income before income taxes                          6,658          2,896
Income tax expense (benefit)                        2,530           (348)
                                               -------------  -------------
Net income                                       $  4,128       $  3,244
                                               =============  =============

Net income per share (note 4 and 5) - basic      $   0.13       $   0.18
                                               =============  =============
Weighted average shares - basic                    30,880         18,386
                                               =============  =============

Net income per share (note 4 and 5) - diluted    $   0.11       $   0.11
                                               =============  =============
Weighted average shares - diluted                  37,173         33,059
                                               =============  =============



          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                             ----------------------------
                                                                MARCH 29,      MARCH 30,
                                                                  2003           2002
                                                             -------------  -------------
Cash flows from operating activities:
  Net income                                                    $ 4,128        $ 3,244
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 2,426          2,169
    Amortization of debt discount and deferred finance fees          86            216
    Loss on disposal of assets                                       74             56
    Deferred tax benefit                                          2,298              -
    Change in operating assets and liabilities:
      Accounts receivable, net                                       55          1,564
      Inventories                                                  (365)          (803)
      Prepaid expenses                                             (399)          (144)
      Other assets                                                   29             (3)
      Accounts payable                                            4,825          3,373
      Accrued compensation and benefits                          (5,698)        (1,282)
      Other accruals and liabilities                              3,466          2,163
                                                             -------------  -------------
        Net cash provided by operating activities                10,925         10,553
                                                             -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment                            (4,740)        (1,367)
  Investments in marketable securities                          (17,803)        (5,557)
  Proceeds from maturity of marketable securities                12,317              -
                                                             -------------  -------------
        Net cash used in investing activities                   (10,226)        (6,924)
                                                             -------------  -------------
 Cash flows from financing activities:
    Principal payments on debt                                      (10)           (11)
    Repurchase of common stock                                   (1,834)             -
    Proceeds from issuance of common stock                          521             93
                                                             -------------  -------------
        Net cash (used in) provided by financing activities      (1,323)            82
                                                             -------------  -------------

 (Decrease) increase in cash and cash equivalents                  (624)         3,711
 Cash and cash equivalents, at beginning of period               27,176         16,375
                                                             -------------  -------------
 Cash and cash equivalents, at end of period                    $26,552        $20,086
                                                             =============  =============




          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months ended March 29, 2003 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 29, 2003 and December 28, 2002 and the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and related notes included in the Company's Annual Report to Shareholders and its Form 10-K for the fiscal year ended December 28, 2002. Operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

No new accounting pronouncements have been issued that are expected to have a material effect on the Company's financial statements.

(2)  MARKETABLE SECURITIES

The Company invests its cash in highly liquid debt instruments issued by the US government and related agencies, municipalities and in commercial paper issued by companies with investment grade ratings. The Company's investments have an original maturity of up to 16 months with an average time to maturity of 8 months as of March 29, 2003. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. The Company's marketable securities are classified as held-to-maturity and are carried at amortized cost. Securities held at March 29, 2003 carried an amortized cost of $19.1 million and a fair value of $19.2 million.

(3)  INVENTORIES

Inventories consist of the following (in thousands):

                                                   MARCH 29,    DECEMBER 28,
                                                     2003           2002
                                                -------------- --------------

        Raw materials                                 $2,668         $2,669
        Work in progress                                  50             88
        Finished goods                                 6,627          6,223
                                                -------------- --------------
                                                      $9,345         $8,980
                                                ============== ==============

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  NET INCOME PER COMMON SHARE

The following computations reconcile net income with net income per common share-basic and diluted (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED
                                                ------------------------------
                                                           WEIGHTED     PER
                MARCH 29, 2003                     NET      AVERAGE    SHARE
                                                  INCOME    SHARES     AMOUNT
                                                ---------- --------- ---------
   Net income                                    $ 4,128
                                                ----------
   BASIC EPS
   Net income available to common shareholders     4,128     30,880    $ 0.13
                                                                     =========
   EFFECT OF DILUTIVE SECURITIES
      Options                                          -      2,932
      Common stock warrants                            -      2,634
      Convertible debt                                54        727
                                                ---------- ---------
   DILUTED EPS
   Net income available to common shareholders
     plus assumed conversions                    $ 4,182     37,173    $ 0.11
                                                ========== ========= =========



                                                      THREE MONTHS ENDED
                                                ------------------------------
                                                           WEIGHTED     PER
                MARCH 30, 2002                     NET      AVERAGE    SHARE
                                                  INCOME    SHARES     AMOUNT
                                                ---------- --------- ---------
   Net income                                    $ 3,244
                                                ----------

   BASIC EPS
   Net income available to common shareholders     3,244     18,386    $ 0.18
                                                                     =========
   EFFECT OF DILUTIVE SECURITIES
      Options                                          -      1,256
      Common stock warrants                            -      2,417
      Convertible debt                               309     11,000
                                                ---------- ---------
   DILUTED EPS
   Net income available to common shareholders
     plus assumed conversions                    $ 3,553     33,059     $ 0.11
                                                ========== ========= =========

Additional potentially dilutive securities ("securities") totaling 708,000 for the three month period ending March 29, 2003, have been excluded from diluted EPS because the securities' exercise price was greater than the average market price of the Company's common shares.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)     PRO FORMA NET INCOME

The Company's net income and earnings per share under Generally Accepted Accounting Principles (GAAP) for 2003 should be compared to 2002 net income and earnings per share on a pro forma, after-tax basis to improve comparability between the periods. GAAP did not allow the Company to reduce its earnings for income tax expense in 2002, while 2003 results reflect a reduction in earnings for income taxes. A reconciliation of net income and diluted earnings per share (as determined in accordance with GAAP) to pro forma net income and diluted earnings per share is as follows:

                                                                  THREE MONTHS
                                                                     ENDED
                                                                 MARCH 30, 2002
                                                                 ---------------
    RECONCILIATION OF GAAP NET INCOME AND PRO FORMA NET INCOME:
    GAAP net income                                                   $ 3,244
    Income taxes - adjusted to 38% effective rate                      (1,448)
                                                                 ---------------
    Pro forma net income                                              $ 1,796
                                                                 ===============


                                                                  THREE MONTHS
                                                                     ENDED
                                                                 MARCH 30, 2002
                                                                 ---------------
    RECONCILIATION OF GAAP DILUTED EARNINGS PER SHARE TO
    PRO FORMA DILUTED EARNINGS PER SHARE:
    GAAP diluted earnings per share                                    $  .11
    Effect of income taxes at 38%                                        (.05)
                                                                 ---------------
    Pro forma diluted earnings per share                               $  .06
                                                                 ===============

(6)     STOCK OPTION VALUATION

No compensation cost has been recognized in the consolidated financial statements for employee stock option grants or the discount feature of the Company's employee stock purchase plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and employee stock purchase plan under an alternative accounting method, the Company's net income would have been adjusted as outlined below (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED
                                                    -------------------------
                                                      MARCH 29,    MARCH 30,
                                                        2003         2002
                                                    -------------------------
    Net income:.....................As reported         $ 4,128      $ 3,244
                                    Pro forma             3,498        2,476
    Income per share -- basic:......As reported            0.13         0.18
                                    Pro forma              0.11         0.13
    Income per share -- diluted:....As reported            0.11         0.11
                                    Pro forma              0.10         0.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                       THREE MONTHS ENDED
                                                    -------------------------
                                                      MARCH 29,    MARCH 30,
                                                        2003         2002
                                                    -------------------------
    Expected dividend yield                                0%           0%
    Expected stock price volatility                       90%          90%
    Risk-free interest rate                              2.0%         2.0%
    Expected life in years                               3.6          3.6
    Weighted-average fair value at grant date          $ 5.66       $ 1.73

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  LITIGATION

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

The Company consented to a settlement of this litigation negotiated by the Company's insurance carrier. The settlement is covered by insurance and involves no cash or other payment obligation by the Company and no admission of liability or wrongdoing by the Company. The settlement did not have any impact on the Company's results of operations or financial condition. On February 28, 2003, the settlement agreement received final approval from the U.S. District Court for the District of Minnesota, resulting in the dismissal with prejudice of the plaintiffs' complaint.

The Company is involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these other matters will not have a material effect on the consolidated financial position or results of operations of the Company.

(8)  RISKS AND UNCERTAINTIES

Our qualified customers are offered a revolving credit arrangement to finance purchases from us through a private label consumer credit facility provided by Mill Creek Bank, a subsidiary of Conseco Finance Corp. Conseco Finance Corp. has recently experienced financial and liquidity issues and has filed for protection under federal bankruptcy laws. Through its pending bankruptcy proceedings, Conseco Finance Corp. entered into an asset purchase agreement to sell its business and operating assets, including various assets of Mill Creek Bank. Under the terms of this agreement, our agreement with Mill Creek Bank would be sold to General Electric Capital Corporation, a competitor of Mill Creek Bank. This sale, which is subject to various closing conditions, is expected to close in the next several months. In the event this sale does not close as anticipated, the financial and liquidity issues being encountered by Conseco Finance Corp. could jeopardize the ability of Mill Creek Bank to continue to provide consumer credit financing for our customers. In that event, we would seek to secure consumer credit financing from other sources, but it may not be possible to secure such arrangements without some delay or on the same or better terms than have been available from Mill Creek Bank. Termination of our agreement with Mill Creek Bank, any material change to the terms of our agreement with Mill Creek Bank or in the availability or terms of credit for our customers from Mill Creek Bank or any delay in securing replacement credit sources, could harm our sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE:

o    GENERAL AND INDUSTRY ECONOMIC TRENDS,
o    CONSUMER CONFIDENCE AND SPENDING,
o    THE EFFECTIVENESS AND EFFICIENCY OF OUR ADVERTISING AND PROMOTIONAL
     EFFORTS,
o    ADVERTISING RATES,
o    CONSUMER ACCEPTANCE OF OUR PRODUCTS AND SLEEP TECHNOLOGY,
o    INDUSTRY COMPETITION,
o    OUR DEPENDENCE ON SIGNIFICANT SUPPLIERS OR SINGLE SOURCES OF SUPPLY,
o GOVERNMENTAL REGULATION, INCLUDING ANTICIPATED FUTURE REGULATION OF DIRECT MARKETING TELEPHONE SOLICITATIONS AND BEDDING FLAMMABILITY STANDARDS, AND
o RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER PERIODIC REPORTS FILED WITH THE SEC.

THE COMPANY HAS NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW AND CRITICAL ACCOUNTING POLICIES

Select Comfort(R) is the leading developer, manufacturer and marketer of premium quality, adjustable-firmnesS beds. The air chamber technology of our proprietary Sleep Number bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products.

Our critical accounting policies relate to revenue recognition, accrued sales returns, accrued warranty costs and impairment of long-lived assets and long-lived assets to be disposed of by us. The effect of these policies on our financial statements is incorporated in the discussion below.

NET SALES

We generate revenue by selling our products through four complementary distribution channels. Three of these channels - retail, direct marketing and e-commerce, are Company-controlled and sell directly to consumers. Our wholesale channel sells to leading home furnishings retailers, specialty bedding retailers and the QVC shopping channel.

REVENUE RECOGNITION. We record revenue at the time product is shipped to the customer, except when beds are delivered and set up by our home delivery employees, in which case revenue is recorded at the time the bed is delivered and set up in the home.

ACCRUED SALES RETURNS. At the time revenue is recognized, we reduce sales for estimated returns. This estimate is based on historical return rates, which are reasonably consistent from period to period. If actual returns vary from expected rates, revenue in future periods is adjusted, which could have a material adverse effect on future results of operations.

CHANNEL SALES. The proportion of our total net sales, by dollar volume, from each of these channels is summarized as follows:

                                      Three Months Ended
                                     --------------------
                                      3/29/03    3/30/02
                                     ---------  ---------
       Stores                           79%        75%
       Direct Call Center               14%        15%
       E-commerce                        4%         4%
       Wholesale                         3%         6%

The number of company-operated retail locations is summarized as follows:

                                      Three Months Ended
                                     --------------------
                                      3/29/03    3/30/02
                                     ---------  ---------
       Beginning of period              322        328
       Opened                             2          1
       Closed                            (1)        (5)
                                     ---------  ---------
       End of period                    323        324
                                     =========  =========

We anticipate opening 20 to 30 new retail stores and closing three to five stores during the remainder of 2003. We remodeled 45 stores in the first quarter of 2003 and anticipate remodeling approximately 60 more stores throughout the balance of the year. Company-operated stores included leased departments within 13 Bed, Bath & Beyond stores as of March 29, 2003 and 20 at March 30, 2002.

Comparable store sales, including remodeled stores as noted above, increased over prior year, for the three months ended March 29, 2003 and March 30, 2002 by 30% and 15%, respectively.

COST OF SALES

Cost of sales includes costs associated with purchasing materials, manufacturing costs and costs to deliver our products to our customers.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include costs associated with management of functional areas, including information technology, human resources, finance, sales and marketing administration, investor relations, risk management and research and development. Costs include salary, bonus and benefits, information hardware, software and maintenance, office facilities, insurance and shareholder relations costs and other overhead.

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

                                                     THREE MONTHS ENDED
                                                -----------------------------
                                                   MARCH 29,      MARCH 30,
                                                     2003           2002
                                                -------------- --------------
      Net sales                                     100.0%         100.0%
      Cost of sales                                  37.3           38.1
                                                -------------- --------------
         Gross profit                                62.7           61.9
                                                -------------- --------------
      Operating expenses:
         Sales and marketing                         48.0           48.8
         General and administrative                   8.1            8.9
         Store closings and asset impairments         0.1            0.1
                                                -------------- --------------
             Total operating expenses                56.2           57.8
                                                -------------- --------------
      Operating income                                6.5            4.1
      Other expense, net                              0.0           (0.6)
                                                -------------- --------------
      Income before income taxes                      6.5            3.6
      Income tax (expense) benefit                   (2.5)           0.4
                                                -------------- --------------
      Net income                                      4.0%           4.0%
                                                ============== ==============


COMPARISON OF THREE MONTHS ENDED MARCH 29, 2003 WITH THREE MONTHS ENDED
  MARCH 30, 2002

NET SALES
Net sales increased 26% to $102.0 million for the three months ended March 29, 2003 from $81.2 million for the three months ended March 30, 2002, due to higher average selling prices resulting primarily from improvements in product mix and lower return rates and a 15% increase in Company-controlled channel mattress unit sales, partially offset by a 36% decrease in mattress unit sales in the wholesale channel due to quarterly timing of QVC shows. In total, mattress unit sales increased 10% for the three months ended March 29, 2003. The increase in net sales by sales channel was attributable to (i) a $19.4 million increase in sales from Company-controlled retail stores, including an increase in comparable store sales of $18.0 million, (ii) a $1.6 million increase in direct marketing sales and (iii) a $0.9 million increase in sales through the Company's e-commerce channel, offset by a decrease of $1.1 million in sales from the Company's wholesale channel.

GROSS PROFIT
Gross profit increased to 62.7% for the three months ended March 29, 2003 from 61.9% for the three months ended March 30, 2002, primarily due to improved sales channel mix and improved product mix. The improved channel mix was a result of a decrease in mattress units sold in the lower margin wholesale channel. The improved product mix occurred in our Company-controlled channels.

SALES AND MARKETING
Sales and marketing expenses increased 23% to $48.9 million for the three months ended March 29, 2003 from $39.6 million for the three months ended March 30, 2002 but decreased as a percentage of net sales to 48.0% from 48.8% for the comparable prior-year period. The increase was primarily due to additional media investments, sales-based incentive compensation, and increased financing costs. The decrease as a percentage of net sales was attributable to greater leverage in fixed selling expenses, partially offset by increases in advertising spending as a percent of net sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 15% to $8.3 million for the three months ended March 29, 2003 from $7.2 million for the three months ended March 30, 2002 but decreased as a percentage of net sales to 8.1% from 8.9% for the prior-year period. The increase in general and administrative expenses was due primarily to additional headcount, and accrued incentive compensation as a result of Company performance. The decrease as a percentage of net sales was attributable to greater leverage of fixed costs.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expense increased $22,000 to $74,000 for the three months ended March 29, 2003 from $52,000 for the three months ended March 30, 2002. In 2003, the entire $74,000 represents store impairment charges.

OTHER INCOME (EXPENSE), NET
Other income (expense) changed $522,000 to income of $49,000 for the three months ended March 29, 2003 from an expense of $473,000 for the three months ended March 30, 2002. The improvement is primarily due to reduced interest expense following elimination of $16 million of debt in 2002, and an increase in interest income from the Company's improved cash position.

INCOME TAX (EXPENSE) BENEFIT
Income tax (expense) benefit changed $2.9 million to an income tax expense of $2.5 million for the three months ended March 29, 2003 from a $0.3 million income tax benefit for the three months ended March 30, 2002. The increase in income tax expense was due to recording income tax expense at an estimated rate of 38% in 2003 while no such tax was recorded for the three months ended March 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash from operations of $10.9 million in the first three months of 2003. Historically, our primary source of capital has been from external sources, most recently from the completion of our $11.0 million convertible debt offering in June 2001 and our $5.0 million senior secured term debt financing in September 2001. The $11.0 million in convertible debt was converted to equity in the second quarter of 2002 and the $5.0 million of senior debt was prepaid in December 2002 with cash generated from operations. In February 2003, our board of directors approved an expanded share repurchase program of up to $12.5 million. We repurchased $1.8 million of common stock in the first three months of 2003. We are currently pursuing a new bank revolving line of credit. While it is not currently anticipated that this line will be necessary for short- or long-term liquidity needs, the line would provide additional cash flexibility. Barring any unexpected significant external or internal developments, we expect current cash balances on hand and cash flow generated from operations to be sufficient to meet our short-term and long-term liquidity needs.

Net cash provided by operating activities for the three months ended March 29, 2003 was $10.9 million and consisted primarily of our net income adjusted for non-cash expenses and increases in accounts payable and accrued customer pre-payments. Cash increases were partially offset by decreases in accrued compensation and benefits. Accounts payable increased as a result of timing and the additional commitments made to advertising in 2003. The increase in accrued customer prepayments is related to the timing of cash received on customer orders in advance of customer shipments at the end of the quarter. The decrease in accrued compensation is a result of annual incentive compensation payments made during the quarter. Net cash provided by operating activities for the three months ended March 30, 2002 was $10.6 million and consisted primarily of net income adjusted for non-cash expenses, increases in accounts payable and other accrued liabilities and decreases in accounts receivable, partially offset by decreases in accrued compensation and benefits and increases in inventories. The decrease in our accounts receivable and increase in accounts payable and inventory is primarily a function of the timing and size of QVC shows. The decrease in accrued compensation is a result of annual incentive compensation payments made during the quarter.

Net cash used in investing activities was $10.2 million for the three months ended March 29, 2003. Investing activities consisted primarily of investments in marketable securities and purchases of property and equipment for 45 remodeled and 2 new retail stores, and development costs for information technology systems for the three months ended March 29, 2003. In 2003, we made net investments in marketable securities of $5.5 million. The net cash used in investing activities for the three months ended March 30, 2002 was $6.9 million. In 2002 we invested in $5.6 million of marketable securities, and we also invested $1.4 million in purchases of property and equipment. In the remaining nine months of 2003, we expect to open 20 to 30 new retail stores and to remodel approximately 60 additional stores. Our anticipated capital expenditures are expected to be approximately $18 million in 2003. We expect our new stores to be cash flow positive within the first 12 months of operation and, as a result, do not expect a significant negative effect on net cash provided by operations from new stores.

Net cash used in financing activities was $1.3 million for the three months ended March 29, 2003 primarily from the repurchase of common stock. Net cash provided by financing activities for the three months ended March 30, 2002 was $82,000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company consented to a settlement of this litigation negotiated by the Company's insurance carrier. The settlement is covered by insurance and involves no cash or other payment obligation by the Company and no admission of liability or wrongdoing by the Company. The settlement did not have any impact on the Company's results of operations or financial condition. On February 28, 2003, the settlement agreement received final approval from the U.S. District Court for the District of Minnesota, resulting in the dismissal with prejudice of the plaintiffs' complaint.

The Company is involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these other matters will not have a material effect on the consolidated financial position or results of operations of the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS.

                  EXHIBIT
                  NUMBER                   DESCRIPTION
                  -------                  -----------
                   99.1                    Certification
                   99.2                    Certification

         (b)   REPORTS ON FORM 8-K

               During the quarter ended March 29, 2003, the Company filed five Current Reports on Form 8-K. The Reports consisted of the following:

               (i) Current Report furnished under Item 9 of Form 8-K on January 8, 2003, announcing net sales for the fourth quarter and full year ended December 28, 2002.

               (ii) Current Report furnished under Item 9 of Form 8-K on
                    February 4, 2003, announcing comments on results for the fourth quarter and year-ended December 28, 2002 and earnings guidance for first quarter 2003.

               (iii)Current Report furnished under Item 9 of Form 8-K on
                    February 21, 2003, announcing election of Michael Peel to the board of directors.

               (iv) Current Report furnished under Item 9 of Form 8-K on
                    February 27, 2003, announcing stock repurchase program and earnings guidance for 2003.

               (v) Current Report furnished under Item 9 of Form 8-K on February 27, 2003, announcing registered offering by its selling shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SELECT COMFORT CORPORATION



                                    /s/William R. McLaughlin
                                    -------------------------------------------
May 9, 2003                         William R. McLaughlin
                                    President and Chief Executive Officer
                                    (principal executive officer)




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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003


                                /s/William R. McLaughlin
                               ----------------------------------------
                               William R. McLaughlin
                               President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003


                               /s/James C. Raabe
                               ----------------------------------------
                               James C. Raabe
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBIT NUMBER                DESCRIPTION                       LOCATION
   --------------                -----------                       --------

        99.1          Certification........................     Filed herewith.
        99.2          Certification........................     Filed herewith.

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Select Comfort Corporation (the "Company") on Form 10-Q for the period ended March 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, William R. McLaughlin, Chief Executive Officer of the Company, solely for the purposes of 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, does hereby certify that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                             /s/William R. McLaughlin
                                             ----------------------------
                                             William R. McLaughlin
                                             Chief Executive Officer
                                             May 9, 2003

                                                                    Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Select Comfort Corporation (the "Company") on Form 10-Q for the period ended March 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, James C. Raabe, Chief Financial Officer of the Company, solely for the purposes of 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, does hereby certify that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                             /s/James C. Raabe
                                             ----------------------------
                                             James C. Raabe
                                             Chief Financial Officer
                                             May 9, 2003