Form 10-Q
period 2003-06-28
SELECT COMFORT CORP
filed 2003-08-12
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 28, 2003


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

As of June 28, 2003, 33,091,825 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES


                                      INDEX


                                                                       Page No.
                                                                       --------
PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
           June 28, 2003 and December 28, 2002...............................  3

           Consolidated Statements of Operations
           for the Three Months and Six Months ended
           June 28, 2003 and June 29, 2002...................................  4

           Consolidated Statements of Cash Flows
           for the Six Months ended June 28, 2003
           and June 29, 2002.................................................  5

           Notes to Consolidated Financial Statements........................  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................... 10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........ 15

Item 4.    Disclosure Controls and Procedures................................ 15

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings............................................... 16

Item 2.      Changes in Securities and Use of Proceeds....................... 16

Item 3.      Defaults Upon Senior Securities................................. 16

Item 4.      Submission of Matters to a Vote of Security Holders............. 16

Item 5.      Other Information............................................... 17

Item 6.      Exhibits and Reports on Form 8-K................................ 17

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                   (UNAUDITED)
                                                                                     JUNE 28,         DECEMBER 28,
                                                                                       2003               2002
                                                                                 -----------------  -----------------

                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $ 32,702           $ 27,176
   Marketable securities - current (note 2)                                             14,654             12,146
   Accounts receivable, net of allowance for doubtful
      accounts of $375 and $340                                                          6,170              3,270
   Inventories (note 3)                                                                 10,846              8,980
   Prepaid expenses                                                                      5,043              5,467
   Deferred tax assets                                                                   7,119             12,955
                                                                                 -----------------  -----------------
        Total current assets                                                            76,534             69,994
Marketable securities - non-current (note 2)                                             1,983              1,502
Property and equipment, net                                                             34,093             28,977
Deferred tax assets                                                                      5,382              4,352
Other assets                                                                             3,499              3,506
                                                                                 -----------------  -----------------
        Total assets                                                                  $121,491           $108,331
                                                                                 =================  =================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                            $         -        $        11
   Accounts payable                                                                     20,655             16,508
   Accruals:
     Sales returns                                                                       3,355              3,181
     Compensation and benefits                                                          10,514             13,666
     Taxes and withholding                                                               2,546              2,779
     Customer prepayments                                                                4,381              1,964
     Other                                                                               5,624              5,120
                                                                                 -----------------  -----------------
        Total current liabilities                                                       47,075             43,229
Long-term debt, less current maturities (note 4)                                             -              2,991
Accrued warranty costs                                                                   3,408              3,626
Other liabilities                                                                        3,911              3,970
                                                                                 -----------------  -----------------
        Total liabilities                                                               54,394             53,816
                                                                                 -----------------  -----------------
Shareholders' equity (notes 5 and 7):
   Undesignated preferred stock; 5,000,000 shares authorized,
      no shares issued and outstanding                                                       -                  -
   Common stock, $.01 par value; 95,000,000 shares authorized,
      33,091,825 and 30,727,101 shares issued and outstanding, respectively                331                307
   Additional paid-in capital                                                           96,718             92,184
   Unearned compensation                                                                  (865)                 -
   Accumulated deficit                                                                 (29,087)           (37,976)
                                                                                 -----------------  -----------------
        Total shareholders' equity                                                      67,097             54,515
                                                                                 -----------------  -----------------
        Total liabilities and shareholders' equity                                    $121,491           $108,331
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

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    ----------------------------------- -----------------------------------
                                                        JUNE 28,          JUNE 29,          JUNE 28,          JUNE 29,
                                                          2003              2002              2003              2002
                                                    ----------------- ----------------- ----------------- -----------------

Net sales                                                $101,993          $ 77,281          $203,951          $158,476
Cost of sales                                              38,920            29,340            76,977            60,297
                                                    ----------------- ----------------- ----------------- -----------------
   Gross profit                                            63,073            47,941           126,974            98,179
                                                    ----------------- ----------------- ----------------- -----------------
Operating expenses:
   Sales and marketing                                     46,284            36,774            95,201            76,382
   General and administrative                               9,209             8,026            17,510            15,235
   Store closings and asset impairments                       (15)              157                59               209
                                                    ----------------- ----------------- ----------------- -----------------
        Total operating expenses                           55,478            44,957           112,770            91,826
                                                    ----------------- ----------------- ----------------- -----------------
Operating income                                            7,595             2,984            14,204             6,353
                                                    ----------------- ----------------- ----------------- -----------------
Other income (expense):
   Interest income                                            137                37               250               104
   Interest expense                                           (53)             (537)             (141)           (1,123)
   Other, net                                                   -                79                24               125
                                                    ----------------- ----------------- ----------------- -----------------
        Other income (expense), net                            84              (421)              133              (894)
                                                    ----------------- ----------------- ----------------- -----------------
Income before income taxes                                  7,679             2,563            14,337             5,459
Income tax (expense) benefit                               (2,918)                -            (5,448)              348
                                                    ----------------- ----------------- ----------------- -----------------
Net income                                               $  4,761          $  2,563          $  8,889          $  5,807
                                                    ================= ================= ================= =================
Net income per share (note 5 and 6) - basic                $ 0.15            $ 0.13            $ 0.28            $ 0.31
                                                    ================= ================= ================= =================
Weighted average shares - basic                            32,018            19,690            31,449            19,038
                                                    ================= ================= ================= =================

Net income per share (note 5 and 6) - diluted              $ 0.12            $ 0.08            $ 0.23            $ 0.19
                                                    ================= ================= ================= =================
Weighted average shares - diluted                          38,778            34,415            38,492            33,848
                                                    ================= ================= ================= =================

          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED
                                                                   -----------------------------------
                                                                       JUNE 28,          JUNE 29,
                                                                         2003              2002
                                                                   ----------------- -----------------
Cash flows from operating activities:
   Net income                                                            $ 8,889           $ 5,807
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                        5,155             4,368
      Amortization of debt discount and deferred finance fees                130               416
      Non-cash compensation                                                   30                 -
      Loss on disposal of assets                                              59               216
      Deferred tax benefit                                                 4,806                 -
      Change in operating assets and liabilities:
        Accounts receivable, net                                          (2,900)              (81)
        Inventories                                                       (1,866)           (2,881)
        Prepaid expenses                                                     424              (586)
        Other assets                                                         (10)            1,264
        Accounts payable                                                   4,147               210
        Accrued compensation and benefits                                 (3,152)            1,613
        Customer prepayments                                               2,417             2,884
        Other accruals and liabilities                                       168              (960)
                                                                   ----------------- -----------------
           Net cash provided by operating activities                      18,297            12,270
                                                                   ----------------- -----------------
Cash flows from investing activities:
   Purchases of property and equipment                                   (10,313)           (2,916)
   Investments in marketable securities                                  (17,706)          (12,596)
   Proceeds from maturity of marketable securities                        14,717             1,957
                                                                   ----------------- -----------------
           Net cash used in investing activities                         (13,302)          (13,555)
                                                                   ----------------- -----------------
Cash flows from financing activities:
   Principal payments on debt                                                (11)              (20)
   Repurchase of common stock                                             (1,834)                -
   Proceeds from issuance of common stock                                  2,376               286
                                                                   ----------------- -----------------
           Net cash provided by financing activities                         531               266
                                                                   ----------------- -----------------

Increase (decrease) in cash and cash equivalents                           5,526            (1,019)
Cash and cash equivalents, at beginning of period                         27,176            16,375
                                                                   ----------------- -----------------
Cash and cash equivalents, at end of period                             $ 32,702          $ 15,356
                                                                   ================= =================


          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months and six months ended June 28, 2003 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 28, 2003 and December 28, 2002 and the results of operations and cash flows for the periods presented.

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

(2)  MARKETABLE SECURITIES

The Company invests its cash in highly liquid debt instruments issued by the US government and related agencies, municipalities and in commercial paper issued by companies with investment grade ratings. The Company's investments have an original maturity of up to 17 months with an average time to maturity of 7 months as of June 28, 2003. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. The Company's marketable securities are classified as held-to-maturity and are carried at amortized cost. Securities held at June 28, 2003 carried an amortized cost of $16.6 million and a fair value of $16.7 million.

(3)  INVENTORIES

Inventories consist of the following (in thousands):

                                        JUNE 28,        DECEMBER 28,
                                          2003              2002
                                    -----------------  ----------------

    Raw materials                            $3,188            $2,669
    Work in progress                             41                88
    Finished goods                            7,617             6,223
                                    -----------------  ----------------
                                            $10,846            $8,980
                                    =================  ================

(4)      LONG-TERM DEBT

In May 2003, the Company entered into an agreement with Bank of America, N.A. for a $15 million three-year senior secured revolving credit facility. The interest rate on borrowings will be calculated using LIBOR plus 2%. The additional rate can vary from 1.5% to 2.25% based on the Company's leverage ratio. The Company is subject to certain financial covenants under the agreement, principally consisting of minimum liquidity requirements, working capital and leverage ratios. The Company has remained in full compliance with the financial covenants from the time of the agreement through June 28, 2003. The Company has had no borrowings against the credit facility.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2000, the Company completed the acquisition of certain assets of SleepTec, Inc. A portion of the purchase price was a non-interest-bearing subordinated convertible debenture ("debenture") with an original principal amount of $4,000,000, due November 10, 2005 and convertible at any time into 727,272 shares of the Company's common stock at the rate of $5.50 per share. In May 2003, the holder elected to convert the debt into the 727,272 shares of common stock. As a result of this conversion, $3.1 million ($4 million in debt net of $0.9 million unamortized debt discount) has been reclassified as common stock and additional paid-in capital.

(5)  NET INCOME PER COMMON SHARE

The following computations reconcile net income with net income per common share-basic and diluted (in thousands, except per share amounts):


                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                              -------------------------------------  -------------------------------------
                JUNE 28, 2003                               WEIGHTED                               WEIGHTED
                -------------                     NET       AVERAGE      PER SHARE       NET        AVERAGE     PER SHARE
                                                 INCOME      SHARES        AMOUNT      INCOME       SHARES        AMOUNT
                                              ------------ ------------ -----------  -----------  ----------- ------------
Net income                                       $ 4,761                               $ 8,889
                                              ------------                           -----------
BASIC EPS
Net income available to common shareholders        4,761       32,018      $ 0.15        8,889       31,449       $ 0.28
                                                                        ===========                           ============
EFFECT OF DILUTIVE SECURITIES
    Options                                            -        2,613                        -        2,481
    Common stock warrants                              -        3,787                        -        4,019
    Convertible debt                                  27          360                       81          543
                                              ------------ ------------              -----------  -----------
DILUTED EPS
Net income available to common shareholders
    plus assumed conversions                     $ 4,788       38,778      $ 0.12      $ 8,970       38,492       $ 0.23
                                              ============ ============ ===========  ===========  =========== ============


                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                              -------------------------------------  -------------------------------------
                JUNE 29, 2002                                WEIGHTED                               WEIGHTED
                -------------                     NET        AVERAGE      PER SHARE       NET        AVERAGE     PER SHARE
                                                 INCOME       SHARES       AMOUNT       INCOME       SHARES        AMOUNT
                                              ------------ ------------ -----------  -----------  ----------- ------------
Net income                                       $ 2,563                               $ 5,807
                                              ------------                           -----------
BASIC EPS
Net income attributable to common                  2,563       19,690      $ 0.13        5,807       19,038       $ 0.31
shareholders                                                            ===========                           ============

EFFECT OF DILUTIVE SECURITIES
    Options                                            -        1,904                        -        1,629
    Common stock warrants                              -        2,964                        -        2,752
    Convertible debt                                 254        9,857                      563       10,429
                                              ------------ ------------              -----------  -----------
DILUTED EPS
Net income attributable to common
     shareholders plus assumed conversions       $ 2,817       34,415      $ 0.08      $ 6,370       33,848       $ 0.19
                                              ============ ============ ===========  ===========  =========== ============


Additional potentially dilutive securities ("securities") totaling 643,000 and 631,000 for the three-and six-month periods ended June 28, 2003, have been excluded from diluted EPS because the securities' exercise price was greater than the average market price of the Company's common shares.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  PRO FORMA NET INCOME AND NET INCOME PER SHARE

The Company's net income and net income per share under Generally Accepted Accounting Principles (GAAP) for 2003 should be compared to 2002 net income and net income per share on a pro forma, after-tax basis to improve comparability between the periods. GAAP did not allow the Company to reduce its income for income tax expense in 2002, while 2003 results reflect a reduction in income for income taxes. A reconciliation of net income and diluted net income per share (as determined in accordance with GAAP) to pro forma net income and diluted net income per share is as follows (in thousands, except per share amounts):


                                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                        JUNE 29, 2002        JUNE 29, 2002
                                                                      -------------------  -------------------
RECONCILIATION OF GAAP NET INCOME AND PRO FORMA NET INCOME:
GAAP net income                                                            $ 2,563              $ 5,807
Income taxes - adjusted to 38% effective rate                                 (974)              (2,207)
                                                                      -------------------  -------------------
Pro forma net income                                                       $ 1,589              $ 3,600
                                                                      ===================  ===================


                                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                        JUNE 29, 2002        JUNE 29, 2002
                                                                      -------------------  -------------------
RECONCILIATION OF GAAP DILUTED NET INCOME PER SHARE TO
PRO FORMA DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share                                           $ 0.08              $  0.19
Effect of income taxes at 38%                                                 (.03)                (.08)
                                                                      -------------------  -------------------
Pro forma diluted net income per share                                      $  .05               $  .11
                                                                      ===================  ===================


(7)  STOCK AND STOCK OPTION INCENTIVES

No compensation cost has been recognized in the consolidated financial statements for employee stock option grants or the discount feature of the Company's employee stock purchase plan. The following pro forma information regarding net income and net income per share, required by SFAS No. 123 "Accounting for Stock Based Compensation", has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           -----------------------------  ------------------------------
                                                              JUNE 28,      JUNE 29,         JUNE 28,       JUNE 29,
                                                                2003          2002             2003           2002
                                                           -----------------------------  ------------------------------

Net income:............................As reported          $    4,761     $     2,563     $    8,889     $     5,807
                                       Pro forma                 4,332           1,896          7,513           4,409
Income per share -- basic:.............As reported                0.15            0.13           0.28            0.31
                                       Pro forma                  0.14            0.10           0.24            0.23
Income per share -- diluted:...........As reported                0.12            0.08           0.23            0.19
                                       Pro forma                  0.11            0.06           0.20            0.15

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           -------------------------------------------------------------
                                                              JUNE 28,       JUNE 29,       JUNE 28,        JUNE 29,
                                                                2003           2002           2003            2002
                                                           -------------------------------------------------------------

Expected dividend yield.....................                     0%             0%             0%              0%
Expected stock price volatility.............                    90%            90%            90%             90%
Risk-free interest rate.....................                   2.0%           2.0%           2.0%            2.0%
Expected life in years......................                   3.6            3.6            3.6             3.6
Weighted-average fair value at grant date...               $   9.13       $   3.83       $   6.04        $   1.89



On February 24, 2003 the Company issued 100,000 shares of restricted stock to certain key employees. The shares vest over ten years based on continued employment. There was no restricted stock forfeited for the six months ended June 28, 2003. Compensation expense related to restricted stock awards is based upon market prices at date of grant and is charged to earnings on a straight-line basis over the period of restriction. Total compensation expense related to restricted stock was $30,000 for the three and six months ended June 28, 2003.

(8)  LITIGATION

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these matters will not have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE:

o        GENERAL AND INDUSTRY ECONOMIC TRENDS,
o        UNCERTAINTIES ARISING FROM DOMESTIC AND GLOBAL EVENTS,
o        CONSUMER CONFIDENCE AND SPENDING,
o        THE EFFECTIVENESS  OF OUR ADVERTISING AND PROMOTIONAL EFFORTS,
o        ADVERTISING RATES,
o        CONSUMER ACCEPTANCE OF OUR PRODUCTS AND SLEEP TECHNOLOGY,
o        INDUSTRY COMPETITION,
o        OUR ABILITY TO SECURE SUITABLE RETAIL LOCATIONS,
o        WARRANTY EXPENSES,
o        OUR DEPENDENCE ON SIGNIFICANT SUPPLIERS OR SINGLE SOURCES OF SUPPLY,
o THE VULNERABILITY OF ANY SUPPLIERS TO RECESSIONARY PRESSURES, LIQUIDITY CONCERNS OR OTHER FACTORS,
o GOVERNMENTAL REGULATION, INCLUDING ANTICIPATED FUTURE REGULATION OF DIRECT MARKETING TELEPHONE SOLICITATIONS AND BEDDING FLAMMABILITY STANDARDS, AND
o RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON
         FORM 10-K AND OTHER PERIODIC REPORTS FILED WITH THE SEC.

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

Our critical accounting policies relate to revenue recognition, accrued sales returns, accrued warranty costs and impairment of long-lived assets and long-lived assets to be disposed of by us. The effect of these policies on our financial statements is incorporated into the discussion below.

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

The proportion of our total net sales, by dollar volume, from each distribution channel is summarized as follows:

                                  Three Months Ended        Six Months Ended
                                -----------------------  -----------------------
                                 6/28/03     6/29/02      6/28/03     6/29/02
                                ----------  -----------  ----------- -----------
         Stores                    77%         73%          78%         74%
         Direct Call Center        13%         15%          13%         15%
         E-commerce                 4%          5%           4%          4%
         Wholesale                  6%          7%           5%          7%

The number of company-operated retail locations is summarized as follows:

                                  Three Months Ended        Six Months Ended
                                -----------------------  -----------------------
                                 6/28/03     6/29/02      6/28/03     6/29/02
                                ----------  -----------  ----------- -----------
         Beginning of period       323          324          322         328
         Opened                     10            2           12           3
         Closed                     (1)          (5)          (2)        (10)
                                ----------  -----------  ----------- -----------
         End of period             332          321          332         321
                                ==========  ===========  =========== ===========

We anticipate opening 16 new retail stores and closing three to five stores during the remainder of 2003. We remodeled 84 stores in the first half of 2003 and anticipate remodeling approximately 10 more stores throughout the balance of the year. Company-operated stores included leased departments within 13 Bed, Bath & Beyond stores as of June 28, 2003 and 20 at June 29, 2002.

Comparable store sales, including remodeled stores as noted above, increased over prior year, for the three months ended June 28, 2003 and June 29, 2002 by 33.9% and 21.3%, respectively. Comparable store sales increased for the six months ended June 28, 2003 and June 29, 2002 by 32.1% and 18.6%, respectively.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses include advertising and media production, other marketing and selling materials such as brochures, videos, customer mailings and in-store signage, sales compensation, store occupancy costs and customer service. Store opening costs are expensed as incurred and advertising costs are expensed from the first time the advertisement is aired.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF. We evaluate our long-lived assets, including leaseholds and fixtures in existing stores and stores expected to be remodeled, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. Store assets are written off when we believe these costs will not be recovered through future operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales.


                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                             ----------------------------------- -----------------------------------
                                                 JUNE 28,          JUNE 29,          JUNE 28,          JUNE 29,
                                                   2003              2002              2003              2002
                                             ----------------- ----------------- ----------------- -----------------
Net sales                                         100.0%            100.0%            100.0%            100.0%
Cost of sales                                      38.2              38.0              37.7              38.0
                                             ----------------- ----------------- ----------------- -----------------
   Gross profit                                    61.8              62.0              62.3              62.0
                                             ----------------- ----------------- ----------------- -----------------
Operating expenses:
   Sales and marketing                             45.4              47.6              46.7              48.2
   General and administrative                       9.0              10.4               8.6               9.6
   Store closings and asset impairments             0.0               0.2               0.0               0.1
                                             ----------------- ----------------- ----------------- -----------------
        Total operating expenses                   54.4              58.2              55.3              57.9
                                             ----------------- ----------------- ----------------- -----------------
Operating income                                    7.4               3.9               7.0               4.0
Other income (expense), net                         0.1              (0.5)              0.1              (0.6)
                                             ----------------- ----------------- ----------------- -----------------
Income before income taxes                          7.5               3.3               7.0               3.4
Income tax (expense) benefit                       (2.9)              0.0              (2.7)              0.2
                                             ----------------- ----------------- ----------------- -----------------
Net income                                          4.7%              3.3%              4.4%              3.7%
                                             ================= ================= ================= =================


COMPARISON OF THREE MONTHS ENDED JUNE 28, 2003 WITH THREE MONTHS ENDED JUNE 29, 2002

NET SALES
Net sales increased 32% to $102.0 million for the three months ended June 28, 2003 from $77.3 million for the three months ended June 29, 2002, due to a 17% increase in mattress unit sales, and higher average selling prices resulting primarily from improvements in product mix. The increase in net sales by sales channel was attributable to (i) a $21.6 million increase in sales from Company-controlled retail stores, including an increase in comparable store sales of $18.8 million, (ii) a $2.0 million increase in direct marketing sales,
(iii) a $0.8 million increase in sales through the Company's e-commerce channel and (iv) a $0.3 million increase in sales from the Company's wholesale channel.

GROSS PROFIT
Gross profit decreased to 61.8% for the three months ended June 28, 2003 from 62.0% for the three months ended June 29, 2002, primarily due to the increased cost of product delivery partially offset by improved product cost as a result of mix improvements.

SALES AND MARKETING
Sales and marketing expenses increased 26% to $46.3 million for the three months ended June 28, 2003 from $36.8 million for the three months ended June 29, 2002 but decreased as a percentage of net sales to 45.4% from 47.6% for the comparable prior-year period. The increase in expense was primarily due to additional media investments, sales-based incentive compensation, and increased occupancy and financing costs. The decrease as a percentage of net sales was attributable to greater leverage in fixed selling expenses, partially offset by increases in advertising spending as a percent of net sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 15% to $9.2 million for the three months ended June 28, 2003 from $8.0 million for the three months ended June 29, 2002 but decreased as a percentage of net sales to 9.0% from 10.4% for the prior-year period. The increase in general and administrative expenses was due primarily to accrued incentive compensation as a result of Company performance and additional headcount. The decrease as a percentage of net sales was attributable to greater leverage of fixed costs.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expense decreased $172,000 for the three months ended June 28, 2003 from $157,000 for the three months ended June 29, 2002. In 2003, the entire $15,000 benefit represents an adjustment to a previously reported store impairment charge. No store assets were impaired during the quarter ended June 28, 2003.

OTHER INCOME (EXPENSE), NET
Other income (expense) changed $505,000 to income of $84,000 for the three months ended June 28, 2003 from an expense of $421,000 for the three months ended June 29, 2002. The improvement is primarily due to reduced interest expense following the elimination of $16 million of debt in 2002, and an increase in interest income from the Company's improved cash position.

INCOME TAX (EXPENSE) BENEFIT
Income tax (expense) benefit changed $2.9 million to an income tax expense of $2.9 million for the three months ended June 28, 2003 from $0 in income tax expense for the three months ended June 29, 2002. The increase in income tax expense was due to recording income tax expense at an estimated rate of 38% in 2003 while no such tax was recorded for the three months ended June 29, 2002.

COMPARISON OF SIX MONTHS ENDED JUNE 28, 2003 WITH SIX MONTHS ENDED JUNE 29, 2002

NET SALES
Net sales increased 29% to $204.0 million for the six months ended June 28, 2003 from $158.5 million for the six months ended June 29, 2002, due to a 13% increase in mattress unit sales and higher average selling prices resulting primarily from improvements in sales channel and product mix. The sales channel mix improvement was a result of a 16% increase in Company-controlled channel mattress unit sales and a 6% decrease in mattress unit sales in the wholesale channel. The increase in net sales by sales channel was attributable to (i) a $40.9 million increase in sales from Company-controlled retail stores, including an increase in comparable store sales of $36.8 million, (ii) a $3.6 million increase in direct marketing sales and (iii) a $1.7 million increase in sales through the Company's e-commerce channel, offset by a decrease of $0.8 million in sales from the Company's wholesale channel.

GROSS PROFIT
Gross profit increased to 62.3% for the six months ended June 28, 2003 from 62.0% for the six months ended June 29, 2002, primarily due to improved sales channel mix and improved product mix, partially offset by the increased cost of product delivery. The improved channel mix was a result of a decrease in mattress units sold in the lower margin wholesale channel. The improved product mix occurred in our Company-controlled channels.

SALES AND MARKETING
Sales and marketing expenses increased 25% to $95.2 million for the six months ended June 28, 2003 from $76.4 million for the six months ended June 29, 2002 but decreased as a percentage of net sales to 46.7% from 48.2% for the comparable prior-year period. The increase was primarily due to additional media investments, sales-based incentive compensation, and increased occupancy and financing costs. The decrease as a percentage of net sales was attributable to greater leverage in fixed selling expenses, partially offset by increases in advertising spending as a percent of net sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 15% to $17.5 million for the six months ended June 28, 2003 from $15.2 million for the six months ended June 29, 2002 but decreased as a percentage of net sales to 8.6% from 9.6% for the prior-year period. The increase in general and administrative expenses was due primarily to accrued incentive compensation as a result of Company performance and additional headcount. The decrease as a percentage of net sales was attributable to greater leverage of fixed costs.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expense decreased $150,000 to $59,000 for the six months ended June 28, 2003 from $209,000 for the six months ended June 29, 2002. In 2003, the entire $59,000 represents store impairment charges.

OTHER INCOME (EXPENSE), NET
Other income (expense) changed $1.0 million to income of $133,000 for the six months ended June 28, 2003 from an expense of $894,000 for the six months ended June 29, 2002. The improvement is primarily due to reduced interest expense following the elimination of $16 million of debt in 2002, and an increase in interest income from the Company's improved cash position.

INCOME TAX (EXPENSE) BENEFIT
Income tax (expense) benefit changed $5.8 million to an income tax expense of $5.4 million for the six months ended June 28, 2003 from an income tax benefit of $0.4 million for the six months ended June 29, 2002. The increase in income tax expense was due to recording income tax expense at an estimated rate of 38% in 2003 while no such tax was recorded for the six months ended June 29, 2002. The $0.4 million income tax benefit for the six months ended June 29, 2002 was due to a federal tax law change in the first quarter of 2002 allowing for the carryback of certain losses to prior periods.


LIQUIDITY AND CAPITAL RESOURCES

We generated cash from operations of $18.3 million in the first six months of 2003. Historically, our primary source of capital has been from external sources, most recently from the completion of our $11.0 million convertible debt offering in June 2001 and our $5.0 million senior secured term debt financing in September 2001. The $11.0 million in convertible debt was converted to equity in the second quarter of 2002 and the $5.0 million of senior debt was prepaid in December 2002 with cash generated from operations. In February 2003, our board of directors approved an expanded share repurchase program of up to $12.5 million. We repurchased $1.8 million of common stock in the first three months of 2003. We recently obtained a new $15 million bank revolving line of credit. While it is not currently anticipated that this line will be necessary for short- or long-term liquidity needs, the line does provide additional cash flexibility. Barring any unexpected significant external or internal developments, we expect current cash balances on hand and cash flow generated from operations to be sufficient to meet our short-term and long-term liquidity needs.

Net cash provided by operating activities for the six months ended June 28, 2003 was $18.3 million and consisted primarily of our net income adjusted for non-cash expenses and increases in accounts payable and accrued customer pre-payments. Cash increases were partially offset by decreases in accrued compensation and benefits and increases in accounts receivable and inventory. Accounts payable increased as a result of the additional commitments made to advertising in 2003 and timing of payments related thereto. The increase in accrued customer prepayments is related to the timing of cash received on customer orders in advance of customer shipments at the end of the quarter. The decrease in accrued compensation is a result of annual incentive compensation payments made during the first quarter. The increase in accounts receivable is related to timing primarily as it relates to QVC shows. The increase in inventory is primarily the result of purchases to mitigate the risk of a potential longshoreman's strike. Net cash provided by operating activities for the six months ended June 29, 2002 was approximately $12.3 million and consisted primarily of the net income adjusted for non-cash expenses, increases in accrued customer prepayments, accrued compensation and benefits, and decreases in other assets, partially offset by increases in inventories. The inventory increase is primarily a function of timing of purchases and size of QVC shows. The increase in accrued customer prepayments is related to the timing of cash received on customer orders in advance of customer shipments at the end of the quarter. The increase in accrued compensation and benefits is a result of increases in incentive pay accruals.

Net cash used in investing activities was $13.3 million for the six months ended June 28, 2003. Investing activities consisted primarily of investments in marketable securities and purchases of property and equipment for 84 remodeled and 12 new retail stores, and development costs for information technology systems for the six months ended June 28, 2003. In 2003, we made net investments in marketable securities of $3.0 million. The net cash used in investing activities for the six months ended June 29, 2002 was $13.6 million. In 2002 we invested in $10.6 million of marketable securities, and we also invested $2.9 million in purchases of property and equipment. In the remaining six months of 2003, we expect to open 16 new retail stores and to remodel approximately 10 additional stores. Our anticipated capital expenditures are expected to be approximately $18 million in 2003. We expect our new stores to be cash flow positive within the first 12 months of operation and, as a result, do not expect a significant negative effect on net cash provided by operations from new stores.

Net cash provided by financing activities was $531,000 for the six months ended June 28, 2003 from the proceeds from the issuance of common stock from the exercise of various options and warrants, offset by the repurchase of common stock. Net cash provided by financing activities for the six months ended June 29, 2002 was $266,000.


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


ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these matters will not have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Shareholders was held on May 15, 2003. The following individuals were elected as Directors of the Company at the Annual Meeting to serve for terms of three years expiring at the 2006 Annual Meeting of Shareholders or until their successors are elected and qualified. Shares voted in favor of these Directors and shares withheld were as follows:

         Patrick A. Hopf
                                    Shares For                 26,746,588
                                    Shares Withheld               261,718

         Trudy A. Rautio
                                    Shares For                 26,887,398
                                    Shares Withheld               120,908

         Ervin R. Shames
                                    Shares For                 26,744,468
                                    Shares Withheld               263,838


         In addition to the Directors named above, the following Directors' terms continued after the Annual Meeting and will expire at the Annual Meeting of Shareholders in the year indicated below:

                                                              TERM
                         NAME                                 EXPIRES
                         ----                                 -------
                         Thomas J. Albani                     2004
                         David T. Kollat                      2004
                         William R. McLaughlin                2004
                         Christopher P. Kirchen               2005
                         Michael A. Peel                      2005
                         Jean-Michel Valette                  2005

         Shareholders also approved the appointment of KPMG LLP, certified public accountants, as independent auditors for the fiscal year ending January 3, 2004. Shares voted in favor of this appointment and shares withheld were as follows:

                          Shares For                           26,929,969
                          Shares Withheld                          17,467

ITEM 5.  OTHER INFORMATION

          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS.

                      EXHIBIT
                      NUMBER        DESCRIPTION

                      10.1 Credit Agreement dated as of May 23, 2003 between Select Comfort Corporation and
                                    Bank of America, N.A.
                      10.2 Fourth Amendment to Revolving Credit Program Agreement with Mill Creek Bank dated
                                    June 23, 2003.
                      31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                      31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                      32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
                      32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

        (b)     REPORTS ON FORM 8-K

                During the quarter ended June 28, 2003, the Company filed three Current Reports on Form 8-K. The Reports consisted of the following:

                (i) Current Report furnished under Item 9 of Form 8-K on April 3, 2003, announcing net sales for the first quarter ended March 29, 2003.

                (ii) Current Report furnished under Item 9 of Form 8-K on April 15, 2003, announcing comments on results for the first quarter ended March 29, 2003.

                (iii) Current Report furnished under Item 9 of Form 8-K on May 9, 2003, announcing pricing of public offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Select Comfort Corporation



                                   /s/William R. McLaughlin
                                   ---------------------------------------
August 12, 2003                    William R. McLaughlin
                                   President and Chief Executive Officer
                                   (principal executive officer)




                                   /s/James C. Raabe
                                   ---------------------------------------
                                   James C. Raabe
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                      DESCRIPTION                                   LOCATION
     10.1       Credit Agreement dated as of May 23, 2003 between               Filed herewith.
                Select Comfort Corporation and Bank of America N.A.
     10.2       Fourth Amendment to Revolving Credit Program Agreement with     Filed herewith.
                Mill Creek Bank dated June 23, 2003.
     31.1       Certification of CEO pursuant to Section 302 of the             Filed herewith.
                Sarbanes-Oxley Act of 2002.
     31.2       Certification of CFO pursuant to Section 302 of the             Filed herewith.
                Sarbanes-Oxley Act of 2002.
     32.1       Certification of CEO pursuant to Section 906 of the             Furnished herewith.
                Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
     32.2       Certification of CFO pursuant to Section 906 of the             Furnished herewith.
                Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.