Form 10-Q
period 2003-09-27
SELECT COMFORT CORP
filed 2003-10-31
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 27, 2003


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

As of September 27, 2003, 33,643,716 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         September 27, 2003 and December 28, 2002............................  3

         Consolidated Statements of Operations
         for the Three Months and Nine Months ended
         September 27, 2003 and September 28, 2002...........................  4

         Consolidated Statements of Cash Flows
         for the Nine Months ended September 27, 2003
         and September 28, 2002..............................................  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................... 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 15

Item 4.  Disclosure Controls and Procedures.................................. 15

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 16

Item 2.  Changes in Securities and Use of Proceeds........................... 16

Item 3.  Defaults Upon Senior Securities..................................... 16

Item 4.  Submission of Matters to a Vote of Security Holders................. 16

Item 5.  Other Information................................................... 16

Item 6.  Exhibits and Reports on Form 8-K.................................... 16

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               (UNAUDITED)
                                                                               SEPTEMBER 27,   DECEMBER 28,
                                                                                   2003            2002
                                                                               -------------  --------------
                              ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 53,288       $ 27,176
   Marketable securities - current (note 2)                                         16,033         12,146
   Accounts receivable, net of allowance for doubtful
     accounts of $356 and $340                                                       6,202          3,270
   Inventories (note 3)                                                             11,376          8,980
   Prepaid expenses                                                                  4,988          5,467
   Deferred tax assets                                                               5,707         12,955
                                                                               -------------  --------------
       Total current assets                                                         97,594         69,994

Marketable securities - non-current (note 2)                                             -          1,502
Property and equipment, net                                                         35,598         28,977
Deferred tax assets                                                                  5,337          4,352
Other assets                                                                         3,351          3,506
                                                                               -------------  --------------
       Total assets                                                               $141,880       $108,331
                                                                               =============  ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                           $      -       $     11
   Accounts payable                                                                 23,067         16,508
   Accruals:
    Sales returns                                                                    4,145          3,181
    Compensation and benefits                                                       13,842         13,666
    Taxes and withholding                                                            4,776          2,779
    Customer prepayments                                                             6,302          1,964
    Warranty costs                                                                   1,837          1,554
    Other                                                                            5,258          3,566
                                                                               -------------  --------------
       Total current liabilities                                                    59,227         43,229

Long-term debt, less current maturities (note 4)                                         -          2,991
Accrued warranty costs                                                               2,755          3,626
Other liabilities                                                                    4,338          3,970
                                                                               -------------  --------------
       Total liabilities                                                            66,320         53,816
                                                                               -------------  --------------

Shareholders' equity (notes 5 and 7):
   Undesignated preferred stock; 5,000,000 shares authorized,
     no shares issued and outstanding                                                    -              -
   Common stock, $.01 par value; 95,000,000 shares authorized,
     33,643,716 and 30,727,101 shares issued and outstanding, respectively             336            307
   Additional paid-in capital                                                       97,927         92,184
   Unearned compensation                                                              (843)             -
   Accumulated deficit                                                             (21,860)       (37,976)
                                                                               -------------  --------------
       Total shareholders' equity                                                   75,560         54,515
                                                                               -------------  --------------
       Total liabilities and shareholders' equity                                 $141,880       $108,331
                                                                               =============  ==============


          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 ---------------------------- -----------------------------
                                                 SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                                                     2003           2002           2003           2002
                                                 -------------  ------------- -------------- --------------
Net sales                                           $117,400       $ 85,056       $321,351       $243,532
Cost of sales                                         42,447         30,915        119,424         91,212
                                                 -------------  ------------- -------------- --------------
   Gross profit                                       74,953         54,141        201,927        152,320
                                                 -------------  ------------- -------------- --------------
Operating expenses:
   Sales and marketing                                53,279         39,199        148,480        115,581
   General and administrative                         10,144          9,085         27,654         24,320
   Store closings and asset impairments                    8             24             67            233
                                                 -------------  ------------- -------------- --------------
       Total operating expenses                       63,431         48,308        176,201        140,134
                                                 -------------  ------------- -------------- --------------
Operating income                                      11,522          5,833         25,726         12,186
                                                 -------------  ------------- -------------- --------------
Other income (expense):
   Interest income                                       148            178            398            407
   Interest expense                                      (15)          (278)          (156)        (1,401)
   Other, net                                              2            (20)            26            (20)
                                                 -------------  ------------- -------------- --------------
       Other income (expense), net                       135           (120)           268         (1,014)
                                                 -------------  ------------- -------------- --------------
Income before income taxes                            11,657          5,713         25,994         11,172
Income tax (expense) benefit                          (4,430)        17,891         (9,878)        18,239
                                                 -------------  ------------- -------------- --------------
Net income                                          $  7,227       $ 23,604       $ 16,116       $ 29,411
                                                 =============  ============= ============== ==============

Net income per share (note 5 and 6) - basic         $   0.22       $   0.80       $   0.50       $   1.30
                                                 =============  ============= ============== ==============
Weighted average shares - basic                       33,528         29,634         32,142         22,570
                                                 =============  ============= ============== ==============

Net income per share (note 5 and 6) - diluted       $   0.18       $   0.69       $   0.42       $   0.88
                                                 =============  ============= ============== ==============
Weighted average shares - diluted                     39,576         34,203         38,929         33,941
                                                 =============  ============= ============== ==============

          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                            -----------------------------
                                                             SEPTEMBER 27,  SEPTEMBER 28,
                                                                 2003           2002
                                                            -------------- --------------
Cash flows from operating activities:
   Net income                                                  $ 16,116       $ 29,411
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                8,251          6,768
     Amortization of debt discount and deferred finance fees        130            543
     Non-cash compensation                                           52              -
     Loss on disposal of assets and impaired assets                  69            249
     Deferred tax assets                                          6,263        (17,526)
     Change in operating assets and liabilities:
       Accounts receivable, net                                  (2,932)          (140)
       Inventories                                               (2,396)        (1,077)
       Prepaid expenses                                             479         (1,149)
       Other assets                                                 129          1,412
       Accounts payable                                           6,559          4,689
       Accrued compensation and benefits                            176          3,774
       Customer prepayments                                       4,338          2,570
       Other accruals and liabilities                             4,433         (1,143)
                                                            -------------- --------------
         Net cash provided by operating activities               41,667         28,381
                                                            -------------- --------------
Cash flows from investing activities:
   Purchases of property and equipment                          (14,915)        (5,203)
   Investments in marketable securities                         (19,117)       (23,605)
   Proceeds from maturity of marketable securities               16,732          8,047
                                                            -------------- --------------
         Net cash used in investing activities                  (17,300)       (20,761)
                                                            -------------- --------------
Cash flows from financing activities:
   Principal payments on debt                                       (11)           (22)
   Repurchase of common stock                                    (1,834)             -
   Proceeds from issuance of common stock                         3,590            427
                                                            -------------- --------------
         Net cash provided by financing activities                1,745            405
                                                            -------------- --------------

Increase in cash and cash equivalents                            26,112          8,025
Cash and cash equivalents, at beginning of period                27,176         16,375
                                                            -------------- --------------
Cash and cash equivalents, at end of period                    $ 53,288       $ 24,400
                                                            ============== ==============



          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months and nine months ended September 27, 2003 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 27, 2003 and December 28, 2002 and the results of operations and cash flows for the periods presented.

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

In May 2003, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. EITF 00-21 provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if the items in a multiple deliverable agreement should be accounted for separately. The Issue became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has analyzed the impact of EITF 00-21 and concluded that its implementation did not have a material effect on the Company's revenue recognition practices or financial results.

No additional new accounting pronouncements have been issued that are expected to have a material effect on the Company's financial results.

(2)  MARKETABLE SECURITIES

The Company invests its cash in highly liquid debt instruments issued by the US government and related agencies, municipalities and in commercial paper issued by companies with investment grade ratings. The Company's investments have an original maturity of up to 17 months with an average time to maturity of 5 months as of September 27, 2003. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. The Company's marketable securities are classified as held-to-maturity and are carried at amortized cost. Marketable securities held at September 27, 2003 carried an amortized cost of $16.0 million and a fair value of $16.1 million.

(3)  INVENTORIES

Inventories consist of the following (in thousands):

                                                SEPTEMBER 27,  DECEMBER 28,
                                                    2003           2002
                                                -------------- --------------

Raw materials                                        $ 2,730         $2,669
Work in progress                                          92             88
Finished goods                                         8,554          6,223
                                                -------------- --------------
                                                     $11,376         $8,980
                                                ============== ==============

The Company's finished goods inventory, as of September 27, 2003 was comprised of $3.3 million of finished beds, including deliveries to customers in transit for those customers who have selected to utilize home delivery services, and retail display beds, $3.1 million of finished components that are ready for assembly for the completion of beds, and $2.2 million of retail accessories.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  LONG-TERM DEBT

In May 2003, the Company entered into an agreement with Bank of America, N.A. for a $15 million three-year senior secured revolving credit facility. The interest rate on borrowings will be calculated using LIBOR plus 1.5% to 2.25%. The rate that is incremental to LIBOR will be determined based on the Company's leverage ratio. The Company is subject to certain financial covenants under the agreement, principally consisting of minimum liquidity requirements, working capital and leverage ratios. The Company has remained in full compliance with the financial covenants from the time of the agreement through September 27, 2003. The Company has had no borrowings against the credit facility.

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

(5)  NET INCOME PER COMMON SHARE

The following computations reconcile net income with net income per common share-basic and diluted (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  -------------------------------- --------------------------------
                                                              WEIGHTED                         WEIGHTED
          SEPTEMBER 27, 2003                          NET     AVERAGE   PER SHARE     NET      AVERAGE   PER SHARE
          ------------------                        INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                  ---------- ---------- ---------- ---------- ---------- ----------
Net income                                          $ 7,227                         $ 16,116
                                                  ----------                       ----------
BASIC EPS
Net income available to common shareholders           7,227     33,528     $ 0.22     16,116     32,142     $ 0.50
                                                                        ==========                       ==========
EFFECT OF DILUTIVE SECURITIES
   Options                                                -      3,001                     -      2,693
   Common stock warrants                                  -      3,047                     -      3,733
   Convertible debt                                       -          -                    81        361
                                                  ---------- ----------            ---------- ----------
DILUTED EPS
Net income available to common shareholders
   plus assumed conversions                         $ 7,227     39,576     $ 0.18   $ 16,197     38,929     $ 0.42
                                                  ========== ========== ========== ========== ========== ==========


                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  -------------------------------- --------------------------------
                                                              WEIGHTED                         WEIGHTED
          SEPTEMBER 28, 2002                          NET     AVERAGE   PER SHARE     NET      AVERAGE   PER SHARE
          ------------------                        INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                  ---------- ---------- ---------- ---------- ---------- ----------
Net income                                         $ 23,604                         $ 29,411
                                                  ----------                       ----------
BASIC EPS
Net income available to common shareholders          23,604     29,634     $ 0.80     29,411     22,570     $ 1.30
                                                                        ==========                       ==========
EFFECT OF DILUTIVE SECURITIES
   Options                                                -      1,743                     -      1,654
   Common stock warrants                                  -      2,826                     -      2,765
   Convertible debt                                       -          -                   563      6,952
                                                  ---------- ----------            ---------- ----------

DILUTED EPS
Net income available to common shareholders plus    $23,604     34,203     $ 0.69    $29,974     33,941     $ 0.88
                                                  ========== ========== ========== ========== ========== ==========

Additional potentially dilutive securities totaling 73,000 and 163,000 for the three-and nine-month periods ended September 27, 2003, have been excluded from diluted EPS because these securities' exercise price was greater than the average market price of the Company's common shares.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  PRO FORMA NET INCOME AND NET INCOME PER SHARE

The Company's net income and net income per share under Generally Accepted Accounting Principles (GAAP) for 2003 should be compared to 2002 net income and net income per share on a pro forma, after-tax basis to improve comparability between the periods. During the three-month period ended September 28, 2002, the Company recorded a non-recurring, non-cash addition to earnings of $17.9 million reflecting the expected future tax benefits from net operating loss carry-forwards and other deferred tax assets. In addition, GAAP did not allow the Company to reduce its income for income tax expense in 2002, while 2003 results reflect a reduction in income for income taxes. A reconciliation of net income and diluted net income per share (as determined in accordance with GAAP) to pro forma net income and pro forma diluted net income per share is as follows (in thousands, except per share amounts):


                                                                       THREE MONTHS         NINE MONTHS
                                                                           ENDED               ENDED
                                                                       SEPTEMBER 28,        SEPTEMBER 28,
                                                                           2002                2002
                                                                    ------------------   ------------------
RECONCILIATION OF GAAP NET INCOME TO PRO FORMA NET INCOME:
GAAP net income                                                           $ 23,604             $ 29,411
Income tax provision at 38% of income before tax                            (2,171)              (4,245)
Restoration of deferred tax assets and other income tax benefits           (17,891)             (18,239)
                                                                    ------------------   ------------------
Pro forma net income                                                     $   3,542             $  6,927
                                                                    ==================   ==================


                                                                       THREE MONTHS         NINE MONTHS
                                                                           ENDED               ENDED
                                                                       SEPTEMBER 28,        SEPTEMBER 28,
                                                                           2002                2002
                                                                    ------------------   ------------------
RECONCILIATION OF GAAP DILUTED NET INCOME PER SHARE TO
PRO FORMA DILUTED NET INCOME PER SHARE:
GAAP diluted net income per share                                        $    0.69             $   0.88
Income tax provision at 38% of income before tax                              (.07)               (.12)
Restoration of deferred tax assets and other income tax benefits              (.52)               (.54)
                                                                    ------------------   ------------------
Pro forma diluted net income per share                                   $    0.10             $  0.22
                                                                    ==================   ==================

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

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   ----------------------------  ----------------------------
                                                   SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                                                       2003           2002           2003          2002
                                                   ----------------------------  ----------------------------
Net income, as reported                              $  7,227      $ 23,604       $ 16,116        $ 29,411
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               (655)         (371)        (1,518)         (1,238)
                                                   -------------  -------------  ------------   -------------
Pro forma net income                                 $  6,572      $  23,233      $ 14,598        $ 28,173
Income per share
        Basic - as reported                              0.22           0.80          0.50            1.30
        Basic - pro forma                                0.20           0.78          0.45            1.25

        Diluted - as reported                            0.18           0.69          0.42            0.88
        Diluted - pro forma                              0.17           0.68          0.38            0.85

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   ----------------------------  ----------------------------
                                                   SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                                                       2003           2002           2003          2002
                                                   ----------------------------  ----------------------------
Expected dividend yield............................       0%             0%             0%            0%
Expected stock price volatility....................      90%            90%            90%           90%
Risk-free interest rate............................     2.0%           2.0%           2.0%          2.0%
Expected life in years.............................     3.6            3.6            3.6           3.6
Weighted-average fair value at grant date..........   $11.68          $2.90          $6.96         $1.90

On February 24, 2003 the Company issued 100,000 shares of restricted stock to certain key employees. The shares vest over ten years based on continued employment. There was no restricted stock forfeited for the nine months ended September 27, 2003. Compensation expense related to restricted stock awards is based upon market price at date of grant and is charged to earnings on a straight-line basis over the period of restriction. Total compensation expense related to restricted stock was $22,000 and $52,000 for the three and nine month periods ended September 27, 2003, respectively.

(8)  LITIGATION

On August 13, 2003, a lawsuit was filed against the Company in Superior Court of the State of California, County of Ventura. The suit was subsequently amended on September 18, 2003. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The complaint seeks judgment for unpaid overtime compensation alleged to exceed $1,000,000, together with related penalties, restitution, attorneys' fees and costs. We are investigating the allegations in the complaint and intend to vigorously defend this litigation. As this case is only in the very early stages of discovery, the financial impact to the Company, if any, cannot be predicted.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these other matters will not have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE:

o    GENERAL AND INDUSTRY ECONOMIC TRENDS,
o    UNCERTAINTIES ARISING FROM DOMESTIC AND GLOBAL EVENTS,
o    CONSUMER CONFIDENCE AND SPENDING,
o    THE EFFECTIVENESS OF OUR ADVERTISING AND PROMOTIONAL EFFORTS,
o    ADVERTISING RATES,
o    CONSUMER ACCEPTANCE OF OUR PRODUCTS AND SLEEP TECHNOLOGY,
o    INDUSTRY COMPETITION,
o    OUR ABILITY TO SECURE SUITABLE RETAIL LOCATIONS,
o    WARRANTY EXPENSES,
o    CALIFORNIA WAGE AND HOUR LITIGATION,
o    OUR DEPENDENCE ON SIGNIFICANT SUPPLIERS OR SINGLE SOURCES OF SUPPLY,
o THE VULNERABILITY OF ANY SUPPLIERS TO RECESSIONARY PRESSURES, LIQUIDITY CONCERNS OR OTHER FACTORS,
o GOVERNMENTAL REGULATION, INCLUDING ANTICIPATED FUTURE REGULATION OF DIRECT MARKETING TELEPHONE SOLICITATIONS AND BEDDING FLAMMABILITY STANDARDS, AND
o RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER PERIODIC REPORTS FILED WITH THE SEC.

THE COMPANY HAS NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW AND CRITICAL ACCOUNTING POLICIES

Select Comfort(R) is the leading developer, manufacturer and marketer of premium quality, adjustable-firmness beds. The air chamber technology of our proprietary Sleep Number(R) bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products.

Our critical accounting policies relate to revenue recognition, accrued sales returns, accrued warranty costs and impairment of long-lived assets. The effect of these policies on our financial statements is incorporated into the discussion below.

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

The proportion of our total net sales, by dollar volume, from each distribution channel is summarized as follows:

                                 Three Months Ended     Nine Months Ended
                                --------------------  --------------------
                                 9/27/03    9/28/02    9/27/03    9/28/02
                                ---------  ---------  ---------  ---------
       Stores                      79%        78%        78%        76%
       Direct Call Center          13%        14%        14%        15%
       E-commerce                   4%         5%         4%         4%
       Wholesale                    4%         3%         4%         5%

The number of company-operated retail locations is summarized as follows:

                                 Three Months Ended     Nine Months Ended
                                --------------------  --------------------
                                 9/27/03    9/28/02    9/27/03    9/28/02
                                ---------  ---------  ---------  ---------
       Beginning of period         332        321        322        328
       Opened                       12          4         24          7
       Closed                       (1)        (2)        (3)       (12)
                                ---------  ---------  ---------  ---------
       End of period               343        323        343        323
                                =========  =========  =========  =========

We anticipate opening 3 new retail stores and closing 3 stores during the fourth quarter of 2003. We remodeled 87 stores in the first nine months of 2003 and anticipate remodeling approximately 7 more stores throughout the balance of the year. Company-operated stores included leased departments within 13 Bed, Bath & Beyond stores as of September 27, 2003 and 20 at September 28, 2002. The Bed, Bath & Beyond agreement is renewable annually. We are currently in the process of evaluating the arrangement.

Comparable store sales (stores open 13 months or more), including remodeled stores as noted above, increased over prior year by 31.6% and 32.0%, for the three months ended September 27, 2003 and September 28, 2002, respectively. Comparable store sales increased by 31.9% and 22.7%, for the nine months ended September 27, 2003 and September 28, 2002, respectively.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses include advertising and media production, other marketing and selling materials such as brochures, videos, customer mailings and in-store signage, sales compensation, store occupancy costs and customer service. We expense all store opening and advertising costs as incurred, except for production costs and advance payments, which are deferred and expensed from the time the advertisement is first run.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include costs associated with management of functional areas, including information technology, human resources, finance, sales and marketing administration, investor relations, risk management and research and development. Costs include salary, bonus and benefits, information hardware, software and maintenance, office facilities, insurance, shareholder relations costs and other overhead.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's results of operations expressed as percentages of net sales.

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                          ----------------------------  ----------------------------
                                          SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                                              2003           2002           2003           2002
                                          -------------  -------------  -------------  -------------
Net sales                                    100.0%         100.0%         100.0%         100.0%
Cost of sales                                 36.2           36.3           37.2           37.5
                                          -------------  -------------  -------------  -------------
   Gross profit                               63.8           63.7           62.8           62.5
                                          -------------  -------------  -------------  -------------
Operating expenses:
   Sales and marketing                        45.4           46.1           46.2           47.4
   General and administrative                  8.6           10.7            8.6           10.0
   Store closings and asset impairments        0.0            0.0            0.0            0.1
                                          -------------  -------------  -------------  -------------
       Total operating expenses               54.0           56.8           54.8           57.5
                                          -------------  -------------  -------------  -------------
Operating income                               9.8            6.9            8.0            5.0
Other income (expense), net                    0.1           (0.1)           0.1           (0.4)
                                          -------------  -------------  -------------  -------------
Income before income taxes                     9.9            6.8            8.1            4.6
Income tax (expense) benefit                  (3.7)          21.0           (3.1)           7.5
                                          -------------  -------------  -------------  -------------
Net income                                     6.2%          27.8%           5.0%          12.1%
                                          =============  =============  =============  =============


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 27, 2003 WITH THREE MONTHS ENDED SEPTEMBER 28, 2002

NET SALES
Net sales increased 38% to $117.4 million for the three months ended September 27, 2003 from $85.1 million for the three months ended September 28, 2002, due to an 18% increase in mattress unit sales, and higher average selling prices resulting primarily from improvements in product mix, and new product sales, predominantly adjustable foundations. The increase in net sales by sales channel was attributable to (i) a $26.3 million increase in sales from Company-controlled retail stores, including an increase in comparable store sales of $20.6 million, (ii) a $2.8 million increase in direct marketing sales,
(iii) a $1.2 million increase in sales through the Company's e-commerce channel and (iv) a $2.1 million increase in sales from the Company's wholesale channel.

GROSS PROFIT
Gross profit increased to 63.8% for the three months ended September 27, 2003 from 63.7% for the three months ended September 28, 2002, primarily due to improved product cost as a result of product sales mix improvements, partially offset by higher warranty expenses. In third quarter 2002, warranty expense and warranty reserves were reduced following continued improvements in claim rates due to product quality improvements, resulting in a 0.7% improvement in gross margins.

SALES AND MARKETING
Sales and marketing expenses increased 36% to $53.3 million for the three months ended September 27, 2003 from $39.2 million for the three months ended September 28, 2002 but decreased as a percentage of net sales to 45.4% from 46.1% for the comparable prior-year period. The increase in expense was primarily due to additional media investments, sales-based incentive compensation, and increased occupancy costs. The decrease as a percentage of net sales was attributable to greater leverage in fixed selling expenses, including occupancy costs, partially offset by increases in advertising spending as a percent of net sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 12% to $10.1 million for the three months ended September 27, 2003 from $9.1 million for the three months ended September 28, 2002 but decreased as a percentage of net sales to 8.6% from 10.7% for the prior-year period. The increase in general and administrative expenses was due primarily to accrued incentive compensation as a result of Company performance and additional headcount. The decrease as a percentage of net sales was attributable to greater leverage of fixed costs.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expense decreased $16,000 for the three months ended September 27, 2003 from $24,000 for the three months ended September 28, 2002. In 2003, the entire $8,000 represents impairments related to store closures.

OTHER INCOME (EXPENSE), NET
Other income (expense) changed by $255,000 to income of $135,000 for the three months ended September 27, 2003 from an expense of $120,000 for the three months ended September 28, 2002. The improvement is primarily due to reduced interest expense following the elimination of $16 million of debt in 2002.

INCOME TAX (EXPENSE) BENEFIT
Income tax (expense) benefit changed $22.3 million to an income tax expense of $4.4 million for the three months ended September 27, 2003 from $17.9 million in income tax benefit for the three months ended September 28, 2002. The increase in income tax expense was due to recording income tax expense at an estimated rate of 38% in 2003. The $17.9 million income tax benefit for the three months ended September 28, 2002 was the result of recording a non-recurring, non-cash addition to third quarter earnings, due to the expected realization of tax benefits from net operating loss carry-forwards and other deferred tax assets.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 27, 2003 WITH NINE MONTHS ENDED SEPTEMBER 28, 2002

NET SALES
Net sales increased 32% to $321.4 million for the nine months ended September 27, 2003 from $243.5 million for the nine months ended September 28, 2002, due to a 16% increase in mattress unit sales, and higher average selling prices resulting primarily from improvements in product mix, and new product sales, predominantly adjustable foundations. The increase in net sales by sales channel was attributable to (i) a $67.2 million increase in sales from Company-controlled retail stores, including an increase in comparable store sales of $57.4 million, (ii) a $6.5 million increase in direct marketing sales,
(iii) a $3.0 million increase in sales through the Company's e-commerce channel and (iv) a $1.3 million increase in sales from the Company's wholesale channel.

GROSS PROFIT
Gross profit increased to 62.8% for the nine months ended September 27, 2003 from 62.5% for the nine months ended September 28, 2002, primarily due to improved product cost as a result of product sales mix improvements, partially offset by the increased cost of product delivery.

SALES AND MARKETING
Sales and marketing expenses increased 28% to $148.5 million for the nine months ended September 27, 2003 from $115.6 million for the nine months ended September 28, 2002 but decreased as a percentage of net sales to 46.2% from 47.4% for the comparable prior-year period. The increased expense was primarily due to additional media investments, sales-based incentive compensation, and increased occupancy and financing costs. The decrease as a percentage of net sales was attributable to greater leverage in fixed selling expenses, partially offset by increases in advertising spending as a percent of net sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 14% to $27.7 million for the nine months ended September 27, 2003 from $24.3 million for the nine months ended September 28, 2002 but decreased as a percentage of net sales to 8.6% from 10.0% for the prior-year period. The increase in general and administrative expenses was due primarily to accrued incentive compensation as a result of Company performance and additional headcount. The decrease as a percentage of net sales was attributable to greater leverage of fixed costs.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expense decreased $166,000 to $67,000 for the nine months ended September 27, 2003 from $233,000 for the nine months ended September 28, 2002. In 2003, the entire $67,000 represents impairments related to store closures.

OTHER INCOME (EXPENSE), NET
Other income (expense) changed by $1.3 million to income of $268,000 for the nine months ended September 27, 2003 from an expense of $1.0 million for the nine months ended September 28, 2002. The improvement is primarily due to reduced interest expense following the elimination of $16 million of debt in 2002.

INCOME TAX (EXPENSE) BENEFIT
Income tax (expense) benefit changed $28.1 million to an income tax expense of $9.9 million for the nine months ended September 27, 2003 from an income tax benefit of $18.2 million for the nine months ended September 28, 2002. The increase in income tax expense was due to recording income tax expense at an estimated rate of 38% in 2003. The $18.2 million income tax benefit for the nine months ended September 28, 2002 was primarily the result of recording a $17.9 million non-recurring, non-cash addition to 2002 earnings, due to the expected realization of tax benefits from net operating loss carry-forwards and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash from operations of $41.7 million in the first nine months of 2003. Historically, our primary source of capital has been from external sources. Our most recent sources of external funding were from the completion of our $11.0 million convertible debt offering in June 2001 and our $5.0 million senior secured term debt financing in September 2001. More recently, our capital has been funded internally with cash generated from operations. The $11.0 million in convertible debt was converted to equity in the second quarter of 2002 and the $5.0 million of senior debt was prepaid in December 2002 with cash generated from operations. In February 2003, our board of directors approved an expanded share repurchase program of up to $12.5 million. We repurchased $1.8 million of common stock in the first three months of 2003, but haven't repurchased any additional shares during the second and third quarters of 2003. We recently obtained a $15 million bank revolving line of credit. While it is not currently anticipated that this line will be necessary for short- or long-term liquidity needs, the line does provide additional cash flexibility. Barring any unexpected significant external or internal developments, we expect current cash balances on hand and cash flow generated from operations to be sufficient to meet our short-term and long-term liquidity needs.

Net cash provided by operating activities for the nine months ended September 27, 2003 was $41.7 million and consisted primarily of our net income adjusted for non-cash expenses and increases in accounts payable, other accruals and liabilities, and accrued customer prepayments. Cash increases were partially offset by increases in accounts receivable and inventory. Accounts payable increased as a result of the additional commitments made to advertising in 2003 and timing of payments related thereto. The increase in other accruals and liabilities is primarily attributable to increases in accrued percentage rent resulting from store sales growth, taxes payable as we accrue for expected tax payments, and accrued sales returns due to the increase in sales volume. The increase in accrued customer prepayments is related to the timing of cash received on customer orders in advance of delivery of customer shipments at the end of the quarter. The increase in accounts receivable is related to timing primarily as it relates to cash settlements on sales financed by our third-party credit provider, and QVC shows. The increase in inventory is primarily the result of an increased level of home delivery shipments and the recognition of the related inventory in transit. Net cash provided by operating activities for the nine months ended September 28, 2002 was approximately $28.4 million and consisted primarily of our net income adjusted for non-cash expenses, increases in accounts payable, accrued compensation and benefits, and accrued customer prepayments. Accounts payable increased as a result of timing and the additional commitments made to advertising in 2002. The increase in accrued compensation was the result of increases in incentive pay accruals. The increase in accrued customer prepayments was related to the timing of cash received on customer orders in advance of delivery of customer shipments at the end of the quarter.

Net cash used in investing activities was $17.3 million for the nine months ended September 27, 2003. Investing activities consisted primarily of investments in marketable securities and purchases of property and equipment for 87 remodeled and 24 new retail stores, and development costs for information technology systems for the nine months ended September 27, 2003. In 2003, we made net investments in marketable securities of $2.4 million. The net cash used in investing activities for the nine months ended September 28, 2002 was $20.8 million. In 2002 we invested in $15.6 million of marketable securities, and we also invested $5.2 million in purchases of property and equipment. In the remaining three months of 2003, we expect to open 3 new retail stores and to remodel approximately 7 additional stores. Our capital expenditures are expected to total approximately $18 million in 2003. We expect our new stores to be cash flow positive within the first 12 months of operation and, as a result, do not expect new store openings to have a significant negative effect on net cash provided by operations.

Net cash provided by financing activities was $1.7 million for the nine months ended September 27, 2003 from the proceeds from the issuance of common stock from the exercise of various options and warrants, offset by the repurchase of common stock. Net cash provided by financing activities for the nine months ended September 28, 2002 was $405,000.


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


ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, of our disclosure controls and procedures. Based on this evaluation, these officers concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information necessary to satisfy our disclosure obligations under the Securities Exchange Act of 1934.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 13, 2003, a lawsuit was filed against the Company in Superior Court of the State of California, County of Ventura. The suit was subsequently amended on September 18, 2003. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The complaint seeks judgment for unpaid overtime compensation alleged to exceed $1,000,000, together with related penalties, restitution, attorneys' fees and costs. We are investigating the allegations in the complaint and intend to vigorously defend this litigation. As this case is only in the very early stages of discovery, the financial impact to the Company, if any, cannot be predicted.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these other matters will not have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

               Exhibit
               Number    Description
               -------   -----------
                10.1     Employment Letter dated July 23, 2003 from the Company
                         to Scott F. Peterson
                31.1     Certification of CEO pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002.
                31.2     Certification of CFO pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002.
                32.1     Certification of CEO pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
                32.2     Certification of CFO pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

         (b) Reports on Form 8-K

               During the quarter ended September 27, 2003, Current Reports on Form 8-K consisted of the following:

               (i)    Current Report furnished under Item 9 of Form 8-K on
                      July 3, 2003, announcing net sales for the second quarter ended June 28, 2003.

               (ii)   Current Report furnished under Item 9 of Form 8-K on
                      July 11, 2003, providing comments on product notification.

               (iii) Current Report furnished under Item 9 of Form 8-K on July 15, 2003, announcing results for the second quarter ended June 28, 2003.

               (iv) Current Report furnished under Item 9 of Form 8-K on August 5, 2003, announcing new senior vice president of human resources.

               (v) Current Report furnished under Item 9 of Form 8-K on August 11, 2003, announcing sale of shares by St. Paul Venture Capital.

               (vi) Current Report furnished under Item 9 of Form 8-K on September 8, 2003, announcing revised guidance for the third quarter ending September 27, 2003.

               (vii) Current Report furnished under Item 7, 9, and 12 of Form 8-K on September 10, 2003, providing slides that were presented at a meeting of analysts on September 10, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SELECT COMFORT CORPORATION



                               /s/ William R. McLaughlin
                               -------------------------------------------
October 31, 2003               William R. McLaughlin
                               President and Chief Executive Officer
                               (principal executive officer)




                               /s/ James C. Raabe
                               -------------------------------------------
                               James C. Raabe
                               Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

                                  EXHIBIT INDEX

   Exhibit Number                        Description
   --------------                        -----------
        10.1          Employment Letter dated July 23, 2003 from the
                      Company to Scott F. Peterson.
        31.1          Certification of CEO pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002.
        31.2          Certification of CFO pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002.
        32.1          Certification of CEO pursuant to Section 906 of
                      the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
        32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.