Form 10-K
period 2004-01-03
SELECT COMFORT CORP
filed 2004-03-19
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-25121

SELECT COMFORT CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1597886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6105 Trenton Lane North Minneapolis, Minnesota (Address of principal executive offices)	55442 (Zip code)

Registrant’s telephone number, including area code: (763) 551-7000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the Registrant is an accelerated filer.     Yes ☑          No ☐

     The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 27, 2003, was $448,824,107 (based on the last reported sale price of the Registrant’s common stock on that date as reported by the Nasdaq National Market).

     As of February 28, 2004, there were 36,040,866 shares of the Registrant’s common stock outstanding.

i

DOCUMENTS INCORPORATED BY REFERENCE

      The following table provides references to the location of information, required by Form 10-K, that is included in (a) the Registrant’s Annual Report to Shareholders for the year ended January 3, 2004 or (b) the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders, a definitive copy of which will be filed within 120 days of Registrant’s 2003 fiscal year end. All such information set forth under the heading “Reference” below is included herein or incorporated herein by reference. A copy of the Registrant’s Annual Report to Shareholders for the year ended January 3, 2004 is included as an exhibit to this report.

	Item in Form 10-K	Reference

PART I
Item 1.	Business	Business, pages 2-26 of this document
Item 2.	Properties	Properties, page 27 of this document
Item 3.	Legal Proceedings	Legal Proceedings, pages 27 of this document
Item 4.	Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders, page 28 of this document

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	Common Stock, page 31 of Annual Report to Shareholders; Executive Compensation in the Proxy Statement
Item 6.	Selected Financial Data	Selected Consolidated Financial Data, pages 12-13 of Annual Report to Shareholders
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 14-19 of Annual Report to Shareholders
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	Quantitative and Qualitative Disclosures about Market Risk, page 31 of Annual Report to Shareholders
Item 8.	Financial Statements and Supplementary Data	Pages 20-30 of Annual Report to Shareholders
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, page 29 of this document
Item 9A.	Controls and Procedures	Controls and Procedures, page 29 of this document

ii

	Item in Form 10-K	Reference

PART III
Item 10.	Directors and Executive Officers of the Registrant	Election of Directors, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement; Executive Officers of the Registrant, pages 16-17 of this document; Directors and Executive Officers of the Registrant, page 30 of this document
Item 11.	Executive Compensation	Executive Compensation in the Proxy Statement
Item 12.	Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement
Item 13.	Certain Relationships and Related Transactions	Certain Relationships and Related Transactions in the Proxy Statement
Item 14.	Principal Accounting Fees and Services	Approval of Selection of Independent Auditors in the Proxy Statement

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	Exhibits, Financial Statement Schedules, and Reports on Form 8-K, pages 31-32 of this document

      As used in this Form 10-K, the terms “we,” “us,” “our,” the “company” and “Select Comfort” mean Select Comfort Corporation and its subsidiaries and the term “common stock” means our common stock, par value $0.01 per share.

      As used in this Form 10-K, the term “bedding” includes mattresses, box springs and foundations and does not include bedding accessories, such as sheets, pillows, headboards, frames, mattress pads and related products.

      Select Comfort®, Sleep Number®, Comfort Club®, Sleep Better on Air®, The Sleep Number Bed by Select Comfort (logo)®, Select Comfort (logo with double arrow design)®, Firmness Control SystemTM, Precision Comfort®, Corner LockTM, IntraluxTM, Everybody has a Sleep NumberTM, Knowing your Sleep Number is the Key to a Perfect Night’s SleepTM, The Sleep Number Store by Select Comfort (logo)®, You can only find your Sleep Number on a Sleep Number Bed by Select ComfortTM, Select Comfort Creator of the Sleep Number Bed®, What’s Your Sleep Number?®, Grand KingTM and our stylized logos are trademarks and/or service marks of Select Comfort. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

      Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. Our fiscal year is based on a 52- or 53-week year. All years represented in this Form 10-K are 52 weeks, except for the 2003 fiscal year ended January 3, 2004, which is a 53-week year.

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

iii

PART I

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements, including without limitation projections of revenues, results of operations, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions, prospects or performance; statements of belief and any statement or assumptions underlying any of the foregoing. Without limiting the foregoing, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or comparable terminology are intended to identify forward-looking statements.

      These forward-looking statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the items discussed in greater detail below under the heading “Certain Risk Factors,” as well as the risk factors listed from time to time in the company’s filings with the SEC.

Item 1.     Business

Our Business

      We are the leading developer, manufacturer and marketer of premium quality, adjustable-firmness beds. The air-chamber technology of our proprietary Sleep Number bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain in comparison to traditional mattress products.

      We were founded in 1987 by an entrepreneur working in the innerspring mattress industry who believed adjustable air-chamber technology provided better support and reduced pressure points in comparison with other bedding products.

      Unlike traditional bedding manufacturers, we are vertically integrated from production through sales, delivery and customer service, which allows us to control quality, cost, price and presentation. We sell our innovative products through four distribution channels:

•	Retail, through 344 company-operated stores in 46 states, of which 13 are leased departments within other retail stores;

•	Direct Marketing, through a company-operated call center;

•	E-commerce, through our web site at selectcomfort.com; and

•	Wholesale, through select leading home furnishings retailers, specialty bedding retailers and the QVC shopping channel.

      Most of our products are made-to-order and are sold directly to consumers through our company-controlled distribution channels — retail, direct marketing and e-commerce. Our consumer-driven and service-oriented business model enables us to understand and respond quickly to consumer trends and preferences. In addition, our business model allows us to maintain low levels of inventory and to generate an accelerated cash-conversion cycle, which enables us to operate with minimal or no working capital.

      We believe that consumers are increasingly focused on sleep quality, along with nutrition and exercise, as an important component of overall health. The National Sleep Foundation reported in 2002 that 74% of American adults are experiencing a sleeping problem a few nights a week or more and 66% of adults believe that their sleep surface is very important to them, with 89% agreeing that a better quality mattress provides a better night’s sleep. Our target customers are primarily between the ages of 25 and 54 with household incomes in excess of $50,000 per year. Since our inception, we have sold approximately 1.7 million beds and have achieved high levels of customer satisfaction. From consumer inquiries and customers, we have compiled a database of approximately 10,000,000 profiles that can be used for marketing and research.

      Following a change in executive management in 2000, we improved our cost structure and re-branded our products and advertising, which led to significantly enhanced operating results. We have achieved year-over-year net sales growth of 37% in 2003 and 28% in 2002, respectively, while our comparable store sales grew 31% in 2003 and 27% in 2002. We have improved our profitability from an operating loss of $26.0 million in 2000 to operating income of $42.7 million in 2003. In 2003, we generated $30.8 million in cash flow from operations after capital expenditures.

      Our mission is to improve people’s lives through better sleep and our objective is to become the leading brand in the bedding industry. For the foreseeable future, we believe we can achieve 15% to 25% annual net sales growth and generate operating earnings growth of approximately 30% annually. In addition, we believe our efficient business model will generate sufficient cash to self-finance our growth and liquidity requirements.

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

Bedding Manufacturers

      U.S. wholesale bedding sales were approximately $5.0 billion in 2003. According to Furniture/ Today, the four largest manufacturers, Sealy, Serta, Simmons and Spring Air, accounted for 60.6% of wholesale bedding sales in 2002.

Bedding Retailers

      U.S. retail bedding sales are estimated at approximately $8.0 billion in 2003. We estimate that approximately 85% of this market consisted of traditional innerspring bedding. The retail bedding market is fragmented, with the top 10 retailers accounting for approximately 25% of total sales in 2002. Bedding is sold to consumers through a variety of channels. According to Furniture/ Today, in 2003, furniture stores accounted for 40% of U.S. bedding sales, specialty sleep stores 33%, and department stores 11%, with factory-direct outlets, warehouse clubs and other retail outlets accounting for the balance of approximately 16%. In 2003, Select Comfort was recognized by Furniture/ Today as the largest U.S. bedding retailer for the fourth consecutive year.

Competitive Strengths

      Our objective is to become the leading brand in the bedding industry, in terms of revenue share, product innovation and consumer regard. To achieve this goal, we intend to capitalize on the following strengths:

Differentiated, Superior Product

      Our proprietary Sleep Number bed was designed on the basis of sleep research and is clinically proven to provide better sleep quality and greater relief of back pain in comparison to traditional mattress products. Unlike traditional mattresses made from innersprings, our innovative Sleep Number bed uses proprietary air-chamber technology that allows each side of the mattress to be easily adjusted through a hand-held remote control that digitally displays an individual’s Sleep Number. A Sleep Number is a number from zero to 100 that represents a sleeper’s ideal level of comfort, firmness and support. Our Sleep Number bed offers dual comfort control for couples, allowing either sleeper to adjust the mattress firmness on each side of the bed. Our research indicates that 9 of 10 couples sleep at different Sleep Number settings, making the dual comfort control feature a compelling differentiator from standard bedding offerings.

      Clinical research has shown that people who sleep on a Sleep Number bed fall asleep faster and experience deeper sleep with fewer disturbances than those sleeping on a traditional innerspring mattress. The gentle and conforming support of the air chambers in our Sleep Number beds provides more proper spinal alignment and relief from uncomfortable pressure points that can cause tossing and turning and poor-quality sleep. The capability of our Sleep Number bed to address consumer sleep problems is further evidenced by the more than 50,000 testimonials we have received from our customers over the years.

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

Proven Brand Development Strategy

      In January 2001, we successfully repositioned our product and advertising messages, creating the Sleep Number brand and a new multi-media advertising campaign to increase awareness of our innovative, proprietary beds. The brand message hierarchy of the Sleep Number campaign is clear and proprietary:

•	A Sleep Number represents an ideal level of mattress comfort, firmness and support;

•	Everybody has a Sleep NumberTM;

•	Knowing your Sleep Number is the Key to a Perfect Night’s SleepTM; and

•	You can only find your Sleep Number on a Sleep Number Bed by Select ComfortTM.

      This branding strategy allowed our advertising and consumer communication to focus on our bed’s distinguishing and proprietary feature, personalized comfort, as represented by the digital Sleep Number readout on the bed’s hand-held remote control. In addition to rebranding our product in 2001, we broadened our demographic and media reach by targeting adults 25-54 years old with a message of improved sleep quality. The Sleep Number brand was launched through our first-ever prime-time television advertising campaign, which invited consumers to visit their local Select Comfort retail store to find their personal Sleep Number. By focusing on the unique Sleep Number setting of an individual, the campaign quickly conveys the concept of our bed’s comfort customization. The Sleep Number brand and positioning have been integrated into all of our sales channels and throughout our internal and external communication programs.

      Although we have only approximately 8% unaided awareness nationally, average unaided awareness of our Sleep Number brand reached 20% by the end of 2003 in the eight markets where the Sleep Number campaign was launched beginning in early 2001. In these higher awareness markets, we experienced annual comparable store sales growth in the range of 21% to 45% in 2003. In 2004, we plan to extend our local Sleep Number campaign, which is supplemental to our national television, radio and print advertising, to a total of 34 retail markets.

      Our Sleep Number campaign is efficient as well as effective. While overall media investment rose 50% to nearly $60 million in 2003, marketing expense as a percent of net sales has declined since 2000, before our Sleep Number advertising campaign was introduced.

Company-Controlled Distribution

      Unlike traditional bedding manufacturers, which primarily sell through third-party retailers, we generate approximately 95% of our net sales through company-controlled distribution channels — retail, direct marketing and e-commerce. This distribution model enables us to control the selling process to ensure that the unique benefits of our product are effectively presented to consumers, to maintain direct contact with our customers and to capture both the manufacturer’s and retailer’s margin.

      Our company-controlled distribution channels are staffed by high-quality, well-trained and passionate sales professionals who are Sleep Number bed owners. Our retail channel comprised 78.5% of our net sales in 2003. We operate 344 stores in 46 states, which allows consumers to easily experience our products and find their personal Sleep Number. Our direct marketing call center and our web site at selectcomfort.com provide national sales coverage, including markets not yet served by one of our retail stores. Our web site can be used as a product research tool, a place to purchase or as a means to locate our nearest retail store. Through these various channels, we maintain close contact with consumers, who provide us with important feedback for product improvement and innovation.

Flexible and Efficient Operating Model

      Unlike traditional bedding manufacturers and retailers that are dependent on a stock of finished-goods inventory to fill orders, we employ a make-to-order manufacturing process. Through our long-term relationships with high-quality suppliers, which have been selected through a rigorous certification and review process, we have implemented a just-in-time materials supply system. This operating model enables us to maintain low levels of inventory and to generate an accelerated cash-conversion cycle, which allows us to operate with minimal or no working capital. In 2003, our manufacturing inventory turn was 21x. Our make-to-order manufacturing process allows us to introduce new or enhanced products without generating significant obsolete or clearance-priced finished-goods inventory. As a result of our flexible and modular production process, we estimate that we can double our current production volume in our existing manufacturing facilities with minimal capital investment.

      Our efficient operating model extends from manufacturing to our stores with no regional warehousing. Our unique air-chamber technology allows our beds to be packed in boxes and shipped via UPS directly from our manufacturing plants to our customers, anywhere in the United States, which lowers our distribution costs. Consumers also appreciate the ease of handling and moving our bed, particularly through hallways and tight spaces. In 2003, we completed the rollout of home delivery, assembly and mattress removal services to all of our retail markets, providing our customers with a full-service delivery option.

      Our stores serve as showrooms for our Sleep Number bed, without the need for any on-hand bed inventory. This low inventory model allows us to generate increased sales volume from existing retail floor space without a corresponding increase in working capital. In 2003, our retail inventory turn was 27x and the average net sales per store was approximately $1,101,000 compared to approximately $817,000 in 2002 and approximately $626,000 in 2001.

Growth Strategy

      Our growth plans are centered on increasing the awareness of our products and stores through expansion of media spending, increasing distribution — primarily through new retail store openings, and expanding and improving our product lines. Our primary market consists of consumers in the U.S. domestic market. We believe that opportunities exist longer term for sales internationally and to commercial markets. To accomplish our growth strategy, we intend to focus on the following priorities:

Building Brand Awareness

      Our most significant barrier to growth has been a lack of awareness of our innovative, high quality product among the broad consumer audience. With approximately 8% unaided brand awareness nationally, we have significant opportunity for growth through increasing awareness of the Sleep Number brand, our innovative products and our store locations. Through long-established advertising and marketing programs, the most recognized bed brands have built national unaided awareness to 45% (Sealy), 33% (Serta) and 15% (Simmons).

      Our Sleep Number advertising campaign was introduced regionally in early 2001, and in 2002 and 2003 was expanded both on a local and national level. To drive awareness of our Sleep Number bed, our national campaign includes direct-response television advertising on cable networks and print advertising in national consumer magazines. During 2003, actress Lindsay Wagner was prominently incorporated into our national campaign with numerous new advertisements created. Our proven national radio personality campaign was also expanded in 2003 and featured Paul Harvey, Rush Limbaugh, Sean Hannity, Delilah and four other radio program hosts as spokespersons for the Sleep Number bed. Since January 2002, the Sleep Number Bed by Select Comfort has been a national sponsor of National Public Radio’s Prairie Home Companion show hosted by Garrison Keillor. We believe increased national advertising in 2004 will further increase consumer brand awareness to profitably generate traffic and sales at our stores, call center and web site.

      Our national campaign is augmented by regional advertising that continues to expand to more markets. In 2003, we ran our local Sleep Number campaign in 21 retail markets covering approximately 30% of the U.S. population and 48% of our retail sales. This regional campaign includes a custom mix by market of prime-time network or infomercial television, drive-time radio and newspaper advertisements. In 2003, we continued to drive strong sales growth in the eight markets where this campaign was launched in early 2001, with comparable store sales increases ranging from 15% to 63% in the fourth quarter of 2003. These markets are among our more mature and developed markets, reinforcing our belief that our brand awareness will continue sustainable growth with continued advertising investment. In 2004, the local retail campaign will be expanded to 34 markets covering approximately 55% of the U.S. population and 71% of our retail stores. We believe substantial opportunity exists in broadening the reach of this campaign into other markets, particularly larger metropolitan areas.

      Due to our multi-channel and direct-to-consumer sales model, we are able to cost effectively implement an integrated multi-media advertising program, both on a national and local-market basis. Our fully integrated direct marketing capabilities allow us to provide inquiring consumers with product information and to follow up with promotional literature during the buying process. We plan to increase total media spending by over 30% to more than $80 million in 2004, and believe we have significant opportunity to increase effective investment in the future to drive incremental awareness, store traffic and sales.

Expanding Profitable Distribution

      We plan to expand profitable distribution primarily by:

•	Increasing comparable store sales, primarily through our multi-media advertising campaign and increasing average revenue per transaction;

•	Adding 25 to 30 new retail stores in 2004, including testing our stores in non-mall locations;

•	Refreshing 133 older stores in 2004 to incorporate our Sleep Number brand and design elements;

•	Increasing our store base by 5% to 10% annually beyond 2004;

•	Testing our beds in the hospitality industry;

•	Expanding wholesale distribution selectively through specialty retailers; and

•	Building our QVC partnership.

      We expect our future comparable store sales growth to be comprised of both an increase in the number of units sold and an increase in the average revenue per transaction. We expect to drive this growth through increased advertising, improvements in our selling process, our enhanced, performance-based sales compensation plan and improved quality and training of our sales professionals. Continued product innovation in our higher-priced bed models and continued development of our accessory line is expected to drive increases in average revenue per transaction. In addition, in 2003, we remodeled nearly 100 of our older stores to a newer design with improved Sleep Number branding and product presentation, and plan to refresh the look of 133 additional stores in 2004. We expanded the availability of our convenient home delivery and assembly services and extended financing offers in 2003 in order to appeal to a broader consumer market.

      Supported by our proven advertising strategy and store economics, we will continue to expand our profitable store base. We now have at least one Select Comfort retail store in 118 Designated Market Areas in the United States, which represent 85% of total U.S. household population. Historically, in some major metropolitan areas, including Boston, Los Angeles and New York, we have not had a sufficient number of stores in relation to the size of the local population to allow us to realize an economic return on advertising. These under-stored markets have been the focus of our store opening plans in 2003 and for 2004. In 2003, we opened 4 new stores in Boston and expanded our local Sleep Number advertising campaign to this market.

      In the past two years, we have begun to develop our wholesale sales channel, providing consumers additional opportunities to become aware of and to purchase our Sleep Number bed. Our wholesale channel sells to a limited number of home furnishings retailers and specialty bedding retailers in selected markets and to consumers via the QVC shopping channel. This channel allows us to expand our points of sale more quickly and with reduced capital expenditures, leveraging our brand building media investment.

Leading the Industry in Product Innovation

      Our goal is to continue to lead the industry in product innovation and sleep expertise by developing and marketing products that deliver personalized comfort and better sleep. We strive to maintain a pipeline of benefits-driven product innovation, periodically introducing new or enhanced bed or accessory products. We focus our research and development resources on enhancing the performance of our core product line, improving quality and reducing costs.

      In 2002, we introduced several new products and product enhancements, improving the appearance, function and sleep-surface comfort of every bed in our product line. In 2003, we introduced nationally our Precision Comfort adjustable foundation product, which allows consumers to adjust their bed position at both the head and feet. We also introduced our new oversized Grand King model, with a 30% larger sleeping area than a traditional King-sized mattress, inspired by a bed that we custom-made for 6’11” NBA player Kevin Garnett.

      During 2004, we plan a full calendar of product innovation and news, including the second quarter introduction of a new top-end bed model, the Sleep Number 9000, and the debut of the Sleep Number Sofabed in a limited number of pilot stores.

Leveraging our Infrastructure

      As a result of significant improvements to our cost structure in 2000 and 2001, we believe we are well positioned to generate profitable growth. While undertaking this cost reduction program, we preserved our capacity to support growth, introduced a new media campaign and reinvigorated product development.

      Increases in sales, along with controlling costs, have provided significant improvement to operating income and operating margin over the past several years. The majority of operating margin improvement has been generated through leverage in selling expenses (increased sales through the existing store base) and leverage of our existing infrastructure (general and administrative expenses). We expect any future improvements in operating margin to be derived from similar sources. Our objective is to sustain sales growth rates of 15% to 25% annually, and to sustain earnings growth rates of approximately 30%. We expect 2004 operating margin to increase to 10% or better and believe we can achieve operating income margins of 12% to 15% within two to three years.

Adding Product Categories, Markets and Geographies

      Once we have more thoroughly penetrated the U.S. bedding market, our longer-term goal is to extend our brand through new product introductions, new market segments and international markets. For example:

•	In April 2004, we plan to introduce a sofa sleeper featuring our Sleep Number bed to pilot stores;

•	We are evaluating our opportunities within OEM channels, beginning with a partnership with Winnebago Industries, which now installs our Sleep Number bed as standard equipment or as an option in six of its higher-end motor home models;

•	We are testing the placement of our Sleep Number bed in the hospitality industry; and

•	We are evaluating the benefits of expanding internationally in order to capitalize on our differentiated product, our operating model and the international management experience of our executive team.

Our Products

      We sell a proprietary line of beds under the Sleep Number brand that features an adjustable air-chamber mattress. A Sleep Number is a number from zero to 100 representing an individual’s ideal level of comfort, firmness and support. Unlike traditional mattresses, which use a series of innersprings for support, our mattress design uses adjustable air-chamber technology. Our Sleep Number bed was designed on the basis of sleep research and has been shown to improve sleep quality through:

•	Better spinal alignment;

•	Reduced pressure points;

•	Greater relief of lower back pain; and

•	Greater overall comfort.

Mattresses

      We have traditionally offered four different Sleep Number bed models, including the Sleep Number 3000, 4000, 5000 and 7000. In the second quarter of 2004, we plan to roll out nationally our newest model, the Sleep Number 9000.

      Each bed comes in standard mattress sizes, ranging from twin to king, as well as some specialty sizes. All Sleep Number beds feature high quality, vulcanized rubber air chambers that are highly durable. Because air is the primary support material of the mattress, Sleep Number beds do not lose their shape or support over time like traditional innerspring bedding. The dual chambers allow each side of the mattress to be independently adjusted with our Firmness Control System for personalized comfort and support. Our Firmness Control System features a compact air compressor with a handheld remote that is used to fill the bed’s air chambers and regulate their firmness. The Firmness Control System for our Sleep Number bed is certified by Underwriter’s Laboratories (UL).

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

      As you move up the product line, the Sleep Number bed models offer different features and benefits, including additional comfort padding and fiberfill loft, higher quality Belgian Damask fabrics, higher overall mattress profile, quieter Firmness Control Systems, and wireless remote controls as a standard feature.

      Our current price points (excluding the matching foundation) range from approximately $250 to $500 for a Twin-size Sleep Number 3000 to $2,700 for the King-size Sleep Number 7000. Queen-sized models, our most popular sized bed, range from $900 to $2,700, including the matching foundation. These prices are subject to periodic promotional offerings that can result in pricing at 9% to 12% below these listed retail prices.

We offer a slightly different series of Sleep Number bed models to our wholesale partners. We do not control the prices at which our wholesale partners sell our Sleep Number beds to their customers.

Foundations

      The contouring and support of a Sleep Number mattress work best with our specially designed, proprietary foundation. Used in place of a box spring, this durable foundation is uniquely designed to complement the mattress air chambers and to maintain a consistent support surface for the life of the bed. Our foundation is designed with interlocking panels for maximum structural integrity, as well as high-density polymer side panels and lateral support beams for additional support. Unlike traditional box springs, our foundation can be disassembled and easily moved through hallways, tight spaces and up and down stairs. Through certain wholesale partners, we offer a different foundation comprised primarily of wood. The current retail prices of our foundations range from $250 to $600, depending upon the size of the bed.

      In 2003 we completed the national rollout of our Precision Comfort adjustable foundation to our retail stores. The adjustable foundation allows consumers to raise the head or foot of the bed, and to experience a wave massage, using a handheld remote. The current retail prices of our adjustable foundations range from $1,275 to $2,550, depending upon the size of the bed.

Sofa Sleeper

      In the second quarter of 2004, we plan to introduce the Sleep Number SofaBedTM line into selected pilot market distribution. The Sleep Number SofaBed features a queen-sized Sleep Number mattress inside a beautifully appointed sofa surround, which is available in 38 different fabric or leather options. This product is being produced in partnership with Berkline/ Benchcraft Holdings, LLC, a leading manufacturer of motion furniture.

Accessories

      In addition to our mattresses and foundations, we offer a line of accessory bedding products, including specialty pillows, mattress pads, comforters, sheets, bed frames and leg options. The specialty pillows, which come in a variety of sizes, materials and firmness, are designed to provide personalized comfort and better quality sleep for stomach, back or side sleepers. We recently introduced several new accessories, including our Personal Warmth Collection,TM a group of comforters and blankets designed to be twice as warm on one half of the bed as the other, accommodating varying warmth preferences among couples.

Delivery and Assembly Services

      Our unique product design allows us to ship our beds in a modular format to customers throughout the United States by UPS. We regularly review our package sizes to take advantage of more favorable shipping rates. Informational product brochures and easy-to-follow assembly instructions accompany each Sleep Number bed, which can be quickly and easily assembled by the customer through a simple, tool-free process. For an additional fee between $79 and $100, the customer can take advantage of our home delivery, assembly and mattress removal services. In 2003 we expanded these services to be available through all of our retail stores, in certain markets by a third-party provider. Delivery typically takes between 7 and 14 days from the date of order.

Better Night’s Sleep Guarantee and Warranty

      Each of our Sleep Number beds comes with our 30 Night In-Home Trial and Better Night’s Sleep guarantee, which allows consumers 30 nights at home to make sure they are 100% comfortable with our bed. If the consumer is not completely satisfied, we will authorize the return of the bed and a refund of the purchase price. The consumer is responsible for the return shipping costs. Each of our Sleep Number beds is backed by a 20-year Limited Warranty. We believe that due to our unique design and craftsmanship, our Sleep Number bed is built to last 20 years or more.

Our Distribution Channels

      We generate revenue by selling our products through four complementary distribution channels. Three of these channels — retail, direct marketing and e-commerce — are company-controlled and sell directly to consumers. We also sell through a wholesale channel to leading home furnishings retailers, specialty bedding retailers and the QVC shopping channel. Our wholesale strategy is to expand our points of sale more quickly in selected markets with lower capital expenditures than opening new retail stores. In addition, our wholesale strategy allows us to leverage our advertising and increase brand awareness in large markets where it would otherwise not be cost effective for us to spend advertising dollars.

Retail

      Our retail stores accounted for 78.5% of our net sales in 2003 and 76.8% of our net sales in 2002. As of the end of fiscal 2003, we operated 344 stores in 46 states, including 13 leased departments within other retail stores. Our stores are principally mall-based showrooms, averaging approximately 1,000 square feet and typically displaying four models of our Sleep Number beds and a full selection of our branded accessories. Our store design incorporates a bedroom-like setting intended to convey a sense of sophistication and quality that reinforces our Sleep Number brand name as synonymous with sleep solutions. We intend to refresh approximately 133 of our older stores in 2004 to reflect the Sleep Number brand. Our sales professionals play an important role in creating an inviting and informative retail environment. These professionals receive extensive training regarding the features and benefits of our Sleep Number beds and accessories, the overall importance of sleep quality and our newly developed, standardized selling process.

Direct marketing

      Many consumers’ initial exposure to our Sleep Number bed is through our direct marketing operations. Interested consumers respond to our print, radio and cable television advertisements by calling our toll-free number. Our direct marketing sales professionals capture information from the consumer, begin the consumer education process, take the order, or, if appropriate, send an information packet. Our direct marketing operations also include a database marketing department that is responsible for segmentation and analysis of our database to direct the mailing of product and promotional information in response to inquiries. We maintain a database of approximately 10,000,000 inquiries, including customers. In 2001, we established a “Factory Direct” outlet through our direct marketing channel, allowing us to selectively market refurbished products where allowed by law, as well as discontinued models.

E-commerce

      Our web site at selectcomfort.com provides consumers with a wide array of useful information as well as the convenience of ordering our products online or calling and ordering from one of our internet-dedicated sales professionals. Since building the capability to take online orders in May 1999, our e-commerce channel has continued to add functionality and content to educate consumers regarding sleep science and research, our products and the benefits they provide. Our web site also directs consumers to our store locations and provides other means to contact us. Our e-commerce department has also focused on developing relationships with online shopping malls and other sales portals. Our web site incorporates a look and feel that is attractive and professional and reinforces the Select Comfort and Sleep Number brand images. Consumers can access our web site through two other addresses, sleepnumber.com and beds.com.

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

      Since October 2000, we have successfully offered our products through periodic segments on the QVC shopping channel. Our Sleep Number bed was named QVC’s Home Innovation Product Concept of the Year at QVC’s 2001 QStar Awards and is the #1 selling bed on QVC. We believe that our distribution through QVC has increased overall consumer awareness of our Sleep Number brand in addition to providing us with an important sales outlet.

Store Operations

Store Economics

      Average net sales per store were approximately $1,101,000 in 2003 versus $626,000 in 2001, with average sales per square foot of approximately $1,113 in 2003 versus $666 in 2001. For 2002, our sales per square foot were the second highest among all bedding and furniture retailers according to a May 2003 Furniture/ Today survey. New stores opened in 2003 are expected to average approximately $800,000 in net sales in the first year of operations. Approximately 49% of our stores generated sales of over $1.0 million in 2003.

      Our investment to open a new store is approximately $160,000, including inventory. We target new stores to be cash flow positive within 12 months with a payback of the initial cash investment in less than 24 months. Our stores break even on a four-wall cash flow basis with approximately $525,000 of net sales. Our four-wall cash flow is calculated as gross profit generated from store sales less store expenses and advertising, without deduction of depreciation expenses. We plan to open 25 to 30 new retail stores in 2004 primarily to fill out existing markets in order to leverage brand awareness and advertising.

Site Selection

      We cluster retail stores within a metropolitan market in order to leverage our advertising. In selecting new store sites, we generally seek high-traffic locations of approximately 1,000 to 1,400 square feet within malls in metropolitan areas. We conduct extensive analyses of potential store sites and base our selection on a number of factors, including the location within the mall, the demographics of the trade area, the specifications of the mall (including size, age, sales per square foot and the location of the nearest competitive mall), the perceived strength of the mall’s anchor stores, the performance of other specialty retail tenants in the mall, the store density of existing stores and our marketing and advertising plans in the respective markets. We began testing store locations in select strip centers and lifestyle-oriented shopping centers in the second half of 2003. If successful, this non-mall store option will increase our opportunities for store expansion.

Management and Sales Professionals

      Our stores are currently organized into four regional areas and 35 districts, with seven to 12 stores in each district, depending on geographical dispersion. Each regional director oversees eight or nine districts. Each district has a market manager who is responsible for sales and operations and reports to the regional director. The market managers frequently visit stores to review merchandise presentation, sales force product knowledge, sales process, financial performance and compliance with operating standards. The typical staff of one of our new Select Comfort stores consists of one store manager and two full-time sales professionals. Store staffing expands as store sales volume grows. Our sales professionals devote substantially all of their efforts to sales and customer service, which includes helping customers and responding to inquiries.

Training and Compensation

      All store personnel receive comprehensive on-site training on our technology and sleep expertise, the features and benefits of our beds, sales and customer service techniques and operating policies and guidelines. Initial training programs are reinforced through detailed product and operating manuals and periodic performance appraisals. All store sales professionals receive base compensation and are entitled to commissions and bonuses based on individual and their store’s performance. Early in 2002, we introduced a redesigned retail sales professional compensation program that is more focused on individual performance and more heavily commission driven, which we believe will enable us to attract and retain quality, sales-oriented store professionals. Regional directors, market managers and store managers are eligible to receive, in addition to their base compensation, bonuses for the achievement of performance objectives.

Marketing and Advertising

      Lack of awareness among the broad consumer audience of our brand, product benefits and store locations historically has been our most significant barrier to growth. The new Sleep Number advertising campaign was introduced early in 2001 to support our retail stores in selected markets through our first comprehensive multi-media advertising campaign using prime-time TV, national cable television, infomercials, drive-time radio and newspaper advertisements. We have expanded the comprehensive multi-media Sleep Number advertising campaign from the initial eight markets in 2001, to 16 markets in 2002, to 21 markets in 2003, and to 34 markets in 2004. In 2002, the Sleep Number Bed by Select Comfort became a national sponsor of National Public Radio’s Prairie Home Companion show hosted by Garrison Keillor. In 2003, we doubled the size of our successful radio personality endorsement advertising program, now totaling 135 radio personalities in approximately 118 retail store markets.

      In the direct marketing channel, our advertising message is communicated through targeted print and radio advertisements, use of infomercials and short-form direct TV advertising and through product brochures, videos, DVDs and other product and promotional materials mailed in response to consumer inquiries. The direct marketing channel has historically relied heavily on our advertising through nationally syndicated radio personalities, such as Paul Harvey and Rush Limbaugh, and print and direct mail programs. Since 2002, we have increased our advertising investment on national cable TV, predominantly purchased at advantageous direct response media rates and now incorporating actress Lindsay Wagner as host. This provides a base of awareness which is supplemented with local retail store advertising. Our direct marketing operations continually monitor the effectiveness and efficiency of our advertising by tracking the cost per inquiry and cost per order of our advertising.

      Since 2001, the Sleep Number positioning has been integrated into our marketing messages across all of our distribution channels, advertising vehicles and media types. We have increased our 1-800 advertising on national cable TV as an economical means of increasing national brand awareness for our Sleep Number bed. Through our dedicated call center, we are able to provide the inquiring consumer more information or send a video and brochure. Although total media expenditure is planned to increase by more than $20 million to approximately $80 million in 2004, we believe we have opportunity to increase effective investment in advertising in the future.

      All owners of our beds are members of our Comfort Club, our customer loyalty program designed primarily to reward our owners for recommending our beds. Each time a referred customer purchases a bed, the referring Comfort Club member receives a $50 coupon for purchase of our products, with increasing benefits for multiple referrals. In 2003, approximately 32,000 beds were sold through referrals from our Comfort Club members.

Operations

Manufacturing and Distribution

      We have two manufacturing plants, one located in Columbia, South Carolina, and the other in Salt Lake City, Utah. The manufacturing operations in South Carolina and Utah consist of quilting and sewing of the fabric covers for our beds and final assembly and packaging of mattresses and foundations from contract manufactured components. In addition, our electrical Firmness Control Systems are assembled from contract manufactured components in our Salt Lake City plant. In April 2001, we discontinued manufacturing in our Minneapolis location and have since used this facility to process returns and warranty claims.

      We manufacture beds to fulfill orders rather than stocking inventory, which enables us to maintain lower levels of finished goods inventory and operate with no regional warehousing. Orders are currently shipped from our manufacturing facilities, via UPS or through our company-controlled home delivery, assembly and mattress removal service, typically within 48 hours following order receipt, and are usually received by the customer within 5 to 10 business days after shipment. In 2003, we expanded the availability of our company-controlled delivery, assembly and removal services to all of our retail markets.

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

      Our proprietary air chambers are produced to our specifications by one Eastern European supplier, which has been our sole source of supply of air chambers since 1994. Under our agreement with this supplier, we are obligated to purchase certain minimum quantities. This agreement runs through October 2006 and is thereafter subject to automatic annual renewal unless either party gives 365 days’ notice of its intention not to renew the agreement. We expect to continue this supplier relationship for the foreseeable future.

      Our proprietary foundations are produced to our specifications by one domestic supplier under an agreement that expires in October 2004. This agreement is subject to automatic annual renewal unless either party gives 180 days’ notice of its intention not to renew the agreement. We expect to continue this supplier relationship for the foreseeable future.

      All of the suppliers that produce unique or proprietary products for us have in place either contingency or disaster recovery plans or redundant production capabilities in other locations in order to safeguard against any unforeseen disasters. We review these plans and sites on a regular basis to ensure the supplier’s ability to maintain uninterrupted supply of materials and components.

Research and Development

      Our research and development department continuously seeks to improve current product performance and benefits based on sleep science. Through customer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products. Since the introduction of our first bed, we have continued to improve and expand our product line, including a quieter Firmness Control System, remote controls with digital settings, more luxurious fabrics and covers, new generations of foams and foundation systems and enhanced border walls. Our research and development expenses were $1.3 million in 2003, $0.9 million in 2002 and $1.1 million in 2001.

Customer Service

      We maintain an in-house customer service department of over 60 customer service representatives who receive extensive training in sleep technology and all aspects of our products and operations. Our customer service representatives field customer calls and also interact with each of our retail stores to address customer questions and concerns raised with retail sales professionals. Our customer service department also makes outbound calls to new customers during our in-home trial phase to provide solutions to possible problems in order to enhance customer education, build customer satisfaction and reduce returns.

Consumer Credit Arrangements

      Through a private label consumer credit facility provided by GE Capital, our qualified customers are offered a revolving credit arrangement to finance purchases from us. GE Capital sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, GE Capital pays us an amount equal to the total amount of such purchases, net of promotional related discounts.

      GE Capital’s right to set the minimum customer credit ratings could, if exercised, impact sales by affecting the number of customers who can finance purchases. The term of this facility expires in June 2006, and thereafter may be terminated by either party upon 150 days’ notice. We are liable to GE Capital for chargebacks arising out of (i) breach of our warranties relating to the underlying sale transaction, (ii) defective products or (iii) our failure to comply with applicable operating procedures under the facility. We are not liable to the Bank for credit losses arising out of our customers’ credit defaults. If we replace GE Capital with an alternative third-party provider of consumer financing, the Bank could request that we purchase its portfolio of our customer accounts based on a pre-determined formula, which reflects a discount to the face amount of these accounts. If we were to engage a replacement provider, we would likely require this new provider to purchase the portfolio from GE Capital, relieving us of our obligations under this facility.

Competition

      The bedding industry is highly competitive. Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. Our beds compete with a number of different types of bedding alternatives, including innerspring bedding, foam bedding, waterbeds, futons and other air-supported bedding products that are sold through a variety of channels, including home furnishing stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. We believe that our success depends in part on increasing consumer awareness and acceptance of our existing products and the continuing introduction of product improvements or new products with features or benefits that differentiate our products from those offered by other manufacturers.

      We estimate that innerspring bedding sales represent approximately 85% of all bedding sales. The traditional bedding industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring bedding with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, Simmons and Spring Air. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the bedding market. A number of other companies, including The Nautilus Group and Simmons, as well as a number of smaller manufacturers, have offered air-supported bedding products in recent years. Tempur-Pedic International, Inc., and a number of other mattress manufacturers, offer foam mattress products.

Intellectual Property

      We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, border wall and corner piece systems, foundation systems and features related to sofa sleepers with air mattresses, as well as other technology. We have 24 issued U.S. patents, expiring at various points between January 2005 and March 2020, and four U.S. patent applications pending. We also hold 17 foreign patents and 15 foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot assure you that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products. To our knowledge, no third party has asserted a claim against us alleging that any element of our product infringes or otherwise violates any intellectual property rights of any third party.

      “Select Comfort” and “Sleep Number” are trademarks registered with the U.S. Patent and Trademark Office. We have a number of other registered trademarks including our new “Select Comfort” logo with the double arrow design, “Select Comfort Creator of the Sleep Number Bed,” “What’s Your Sleep Number?”, “Precision Comfort,” “The Sleep Number Bed by Select Comfort” (logo), “The Sleep Number Store by Select Comfort” (logo), “Comfort Club” and “Sleep Better on Air.” U.S. applications are pending for a number of other marks. Several of these trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each federally registered mark is renewable indefinitely as long as the mark remains in use. We are not aware of any material claims of infringement or other challenges asserted against our right to use these marks.

Governmental Regulation

      Our operations are subject to state and local consumer protection and other regulations relating to the bedding industry. These regulations vary among the states in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. Our direct marketing operations are or may become subject to various adopted or proposed federal and state “do not call” and “do not email” list requirements.

      The federal Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the bedding industry. The State of California plans to adopt, effective in the year 2005, new fire retardancy standards. If adopted, such new rules or standards may adversely affect our costs, manufacturing processes and materials. We are developing product solutions that are intended to enable us to meet the new standards. Because the Consumer Product Safety Commission may adopt new standards that could preempt the State of California standards, we cannot be certain that our solutions will enable us to meet any new standards adopted by the Consumer Product Safety Commission. We expect that any required product modifications will add cost to our product.

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

      Our major systems include an in-store point of sale (POS) system, a retail portal system, direct marketing and customer service in-bound/ out-bound telemarketing systems, e-commerce systems, retail partners support systems and Oracle ERP systems. Our in-store retail systems include one or two POS terminals in each store, depending on sales volume. The POS terminals are connected via a dedicated, secured Internet connection to our enterprise systems. That same communication connection is used to provide the stores with access to store productivity and reporting systems via our retail portal. The retail, direct marketing, customer service, e-commerce and retail partner applications are interfaced to provide a fully integrated view of our customer and their activities across sales channels. Our Oracle-based ERP applications are on a current release and include modules in support of our finance, human resources and manufacturing operations. We have been expanding our use of integrated, packaged systems centered around the Oracle ERP applications to provide improved flexibility, functionality and productivity.

      We use a combination of primarily internal employees, supplemented by domestic consultants and contractors to deliver and maintain our technology systems and assets. Outsourcing is occasionally used for cost effectiveness or strategic reasons. We have a tested disaster recovery plan in place.

Employees

      At January 3, 2004, we employed 2,131 persons, including 1,252 retail store employees, 51 direct marketing sales employees, 63 customer service employees, 326 manufacturing employees, 391 home delivery employees and 200 management and administrative employees. Approximately 297 of our employees were employed on a part-time basis at January 3, 2004. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers

      William R. McLaughlin, 47, joined our company in March 2000 as President and Chief Executive Officer. From December 1988 to March 2000, Mr. McLaughlin served as an executive of PepsiCo Foods International, Inc., a snack food company and subsidiary of PepsiCo, Inc., in various capacities, including from September 1996 to March 2000 as President of Frito-Lay Europe, Middle East and Africa, and from June 1993 to June 1996 as President of Grupo Gamesa, S.A. de C.V., a cookie and flour company based in Mexico.

      Keith C. Spurgeon, 49, joined our company as Senior Vice President, Sales in February 2002. From September 2000 to February 2002, Mr. Spurgeon served as an independent business consultant. From 1996 to September 2000 he was Chairman of the Board and Chief Executive Officer of Zany Brainy, Inc., a retailer of educational toys and books for children. Zany Brainy filed for Chapter 11 bankruptcy protection in May 2001. He served as Vice President — Asia/ Australia at Toys “R” Us, Inc. from 1991 to 1996 after holding various management positions from 1986 to 1991. Mr. Spurgeon began his career at Jewel Food Stores.

      Noel F. Schenker, 50, joined our company as Senior Vice President, Marketing and New Business Development in November 2000. Ms. Schenker served as Senior Vice President of Marketing and Strategic Planning at Rollerblade, Inc., a sporting goods company, from 1992 to 1996, and as an independent consultant from 1996 to 2000. She was with The Pillsbury Company from 1981 to 1992, serving as Vice President of Marketing for the Green Giant business.

      Gregory T. Kliner, 66, joined our company as Senior Vice President, Operations in August 1995. From October 1986 to August 1995, Mr. Kliner served as Director of Operations of the Irrigation Division for The Toro Company, a manufacturer of lawn care, snow removal products and irrigation systems.

      James C. Raabe, 44, has served as Senior Vice President and Chief Financial Officer since April 1999. From September 1997 to April 1999, Mr. Raabe served as our Controller. From May 1992 to September 1997, he served as Vice President — Finance of ValueRx, Inc., a pharmacy benefit management provider. Mr. Raabe held various positions with KPMG LLP from August 1982 to May 1992.

      Mark A. Kimball, 45, has served as Senior Vice President, Legal, General Counsel and Secretary since August 2003. From July 2000 to August 2003, Mr. Kimball served as Senior Vice President, Human Resources and Legal, General Counsel and Secretary. From May 1999 to July 2000, Mr. Kimball served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining us, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

      Scott F. Peterson, 44, has served as Senior Vice President, Human Resources, since August 2003. From January 2002 to August 2003, Mr. Peterson served as Senior Vice President, Human Resources, for LifeTime Fitness, a proprietor of health and fitness clubs. From March 2000 through November 2001, he served as Chief People Officer for SimonDelivers.com, an internet-based grocery sales and delivery company. From 1990 through 2000, he served in a variety of capacities with The Pillsbury Company, a food manufacturer, most recently as Vice President, Human Resources, for the Bakeries and Foodservice Division.

      Michael J. Thyken, 43, has served as Senior Vice President and Chief Information Officer since July 2001. From July 2000 to July 2001, Mr. Thyken served as Vice President and Chief Information Officer. During 1999, he was Group Director of Application Development at Jostens, a manufacturer of scholastic recognition products. From 1994 to 1999, Mr. Thyken was Director of Technical Services for Target Stores, then a division of Dayton Hudson Corporation, a department store retailer. From 1984 to 1994, Mr. Thyken served in various positions with IBM Corporation.

      Tracey T. Breazeale, 37, has served as Senior Vice President, Special Projects since February 2001. From July 1999 to February 2001, Ms. Breazeale served as our Senior Vice President of Strategic Planning and

Branding. In February 2001, Ms. Breazeale’s work schedule was reduced to 25% of full time and her title was changed to Senior Vice President, Special Projects. She was with the Boston Consulting Group from October 1993 to July 1999, initially as a consultant and the last three years as a manager, where Ms. Breazeale specialized in strategic and marketing oriented projects for retail and consumer product companies.

CERTAIN RISK FACTORS

We may not be able to sustain growth or profitability.

      Our net sales grew in 2002 and 2003 after two consecutive years of declining net sales. Our 10 most recent quarters have been profitable after eight consecutive quarters of losses. We may not be able to sustain growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including without limitation:

•	Our ability to continue to successfully execute our strategic initiatives and growth strategy;

•	The efficiency and effectiveness of our Sleep Number advertising campaign and other marketing programs in building product and brand awareness, driving traffic to our points of sale and increasing sales;

•	The level of consumer acceptance of our products;

•	Our ability to continue to realize the benefits of our cost savings initiatives;

•	Our ability to realize increased sales and greater levels of profitability through our retail stores;

•	Our ability to cost-effectively close under-performing or unprofitable store locations;

•	Our ability to secure suitable and cost-effective locations for additional retail stores;

•	Our ability to hire, train, manage and retain qualified retail store management and sales professionals;

•	Our ability to cost-effectively sell our products through wholesale or other distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

•	Our ability to continuously improve our products to offer new and enhanced consumer benefits, better quality and reduced costs;

•	Our ability to maintain cost-effective sales, production and delivery of our products;

•	Our ability to successfully expand our home delivery, assembly and mattress removal capability on a cost-effective basis;

•	The ability of third-party providers of delivery, assembly and mattress removal services to provide quality services on a cost-effective basis;

•	Our ability to cost-effectively offer consumer credit options through third party credit providers;

•	Our ability to successfully identify and respond to emerging trends in the bedding industry;

•	The level of competition in the bedding industry; and

•	General economic conditions and consumer confidence.

      We may not be successful in executing our growth strategy or in sustaining profitable growth. Failure to successfully execute any material part of our strategic plan or growth strategy could significantly harm our business, financial condition and operating results.

Our comparable store sales or other operating results may fluctuate significantly. An unanticipated decline in comparable store sales or other operating results may disappoint investors and result in a decline in our stock price.

      Our comparable store sales and other operating results have fluctuated significantly in the past. For example, from 1998 through 2003, our quarterly comparable store sales results have ranged from a decrease of 8% to an increase 38%. Our annual comparable store sales (decreases)/increases were 31% for 2003 (adjusted to reflect 52 weeks of sales rather than 53 weeks of sales in 2003 to improve comparability from period to period), 27% for 2002 and (4)% for 2001. These past results may not be a meaningful indicator of future performance. Our comparable store sales and other operating results may fluctuate significantly in the future. A variety of factors affect our comparable store sales and other operating results, including:

•	Levels of consumer awareness of our products, brand name and store locations;

•	Levels of consumer acceptance of our existing and new products;

•	Higher levels of sales in the first year of operations as each successive class of new stores is opened;

•	Comparable store sales performance in prior periods;

•	The maturation of our store base;

•	The amount, timing and relative success of promotional events, advertising expenditures, new product introductions and product line extensions;

•	The quality and tenure of store-level managers and sales professionals;

•	The level of competitive activity;

•	The timing of new store openings and related expenses;

•	Changes in the sales mix among our distribution channels;

•	Our ability to offer effective consumer credit promotional offerings;

•	The wholesale distribution of our products through home furnishings and specialty bedding retailers into markets with existing company-operated retail stores;

•	Any increases in return rates or warranty claims;

•	Any disruptions in third-party delivery services; and

•	General economic conditions and consumer confidence.

      Future fluctuations or decreases in our comparable store sales or other operating results could significantly harm our business, financial condition and operating results. In addition, an unanticipated decline in comparable store sales or other operating results may disappoint securities analysts or investors and result in a decline in our stock price.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising expenditures in generating consumer awareness and sales of our products.

      We are dependent on the effectiveness and efficiency of our advertising expenditures, which were $59.5 million in 2003, $39.5 million in 2002 and $29.5 million in 2001, in generating consumer awareness and sales of our products. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising expenditures, including our ability to:

•	Create greater awareness of our products and brand name;

•	Select the right markets in which to advertise;

•	Identify the most effective and efficient level of spending in each of our markets;

•	Determine the appropriate creative message and media mix for advertising expenditures;

•	Effectively manage advertising costs (including creative and media) in order to maintain acceptable costs per inquiry, costs per order and operating margins; and

•	Convert consumer inquiries into actual orders.

      Our advertising expenditures may not generate sufficient levels of product and brand name awareness or result in increased sales. In addition, we may not be able to manage our advertising expenditures on a cost-effective basis to maintain acceptable operating margins.

The bedding industry is highly competitive. Our business could be significantly harmed by existing competitive pressures or from one or more new entrants into the market.

      Our Sleep Number beds compete with a number of different types of bedding alternatives, including innerspring bedding, foam bedding, waterbeds, futons and other air-supported bedding that are sold through a variety of channels, including home furnishings stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. The bedding industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring bedding with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand, Serta, Simmons and Spring Air. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the bedding market. Tempur-Pedic International, Inc. and other companies compete in the bedding industry with foam mattress products. A number of bedding manufacturers, including The Nautilus Group and Simmons, as well as a number of smaller manufacturers, have offered air beds that compete with our products.

      Many of our competitors, including in particular the four largest bedding manufacturers, have greater financial, marketing and manufacturing resources and better brand name recognition than we do and sell products through broader and more established distribution channels. These competitors, or new entrants into the market, may compete aggressively and gain market share with existing and new mattress products, and may pursue or expand their presence in the air bed segment of the market. Any such competition could significantly harm our business. In addition, should any of our competitors reduce its prices on premium bedding products, we may be required to implement similar price reductions in order to remain competitive, which could significantly harm our financial condition and operating results.

Our plan to pursue additional and maintain existing wholesale relationships with home furnishings retailers, specialty bedding retailers and the QVC shopping channel may not yield the benefits we expect and may involve other risks that may harm our business.

      An important element of our growth strategy is to expand profitable distribution by increasing sales through our existing channels and by increasing opportunities for consumers to become aware of, and to purchase, our products through additional points of distribution, such as wholesale distribution. We have only recently established a limited number of wholesale relationships with home furnishings retailers, specialty bedding retailers and the QVC shopping channel and therefore have limited wholesale experience. Our wholesale relationships may not result in the intended benefits. We also expect the gross margin from wholesale sales to be less than the gross margin we generate in our company-controlled channels. The success of our wholesale strategy will depend upon numerous factors, including the following:

•	The ability of our personnel to adequately analyze and identify suitable wholesale distribution partners and markets in which our retail presence is underrepresented;

•	Our ability to negotiate favorable distribution terms with our wholesale distribution partners;

•	Our ability and the ability of our wholesale distribution partners to adequately train, motivate and retain sales professionals who are selling our products;

•	Our ability to adapt our distribution and other operational and management systems to an expanded network of points of sale; and

•	Our ability and the ability of our wholesale distribution partners to attract customers and generate sales sufficient to justify the expense of establishing the wholesale distribution relationship.

      Any failure to achieve the objectives of our wholesale distribution strategy may adversely impact our ability to achieve our overall sales growth and profitability objectives.

We rely upon several key suppliers that are, in some instances, our sole source of supply. The failure of one or more of these suppliers or our other key suppliers to supply components for our products on a timely basis, or a material change in the purchase terms for our components, could significantly harm our business, financial condition and operating results.

      The major components and raw materials that we purchase for our products are air chambers, foundations, remote controls, pumps, valves, foam and fabric. We currently obtain the air chambers and foundations for our beds from single supply sources. We have a supply agreement with the supplier of our air chambers that expires in October 2006, subject to automatic annual renewal thereafter unless either party gives 365 days’ notice of non-renewal. We have a supply agreement with the supplier of our blow molded foundations that expires in October 2004, subject to automatic annual renewal thereafter unless either party gives 180 days’ notice of non-renewal. If our relationship with the supplier of our air chambers or foundations is terminated, we could have difficulty in replacing these sources since there are few other suppliers capable of manufacturing these components.

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

      We generally assemble our products after we receive orders from customers. Lead times for ordered components may vary significantly and depend upon a variety of factors, such as the location of the supplier, the complexity in manufacturing the component and general demand for the component. Some of our components, including our air chambers, have longer lead times. We generally do not maintain large volumes of component inventory, except for our air chambers, in which case we generally carry approximately six weeks of inventory. As a result, an unexpected and significant increase in the demand for our beds could lead to inadequate inventory and delays in shipping our beds to customers.

The foreign manufacturing of our air chambers and some of our other components involves risks that could increase our costs, lead to inadequate inventory levels or delays in shipping beds to our customers, which could substantially harm our business.

      Since our air chambers and some of our other components are manufactured outside the United States, our operations could be significantly harmed by the risks associated with foreign sourcing of materials, including without limitation:

•	Political instability resulting in disruption of trade;

•	Existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States or increase the cost of such goods;

•	Any significant fluctuation in the value of the U.S. dollar against foreign currencies; and

•	Economic uncertainties, including inflation.

      These factors could increase our costs of doing business with these foreign suppliers, lead to inadequate inventory levels or delays in shipping beds to our customers, which could substantially harm our business. If any of these or other factors were to render the conduct of any of our suppliers’ businesses in particular countries undesirable or impractical, our financial condition and operating results could be materially adversely affected because we would have difficulty sourcing the main components of our products.

Increases in commodity prices, component costs and/or delivery costs could harm our profitability.

      In recent months there have been significant increases or volatility in the prices of certain commodities, including fuel, oil, natural gas, rubber, cotton and steel. Increases in prices of these commodities may result in significant cost increases related to our raw materials and product components, as well as increases in the cost of delivering our products to our customers. These increases in costs may require us to increase our prices, potentially adversely impacting our unit sales volumes, and may increase our costs of doing business, potentially adversely impacting our operating results.

Our air beds represent a significant departure from traditional innerspring bedding and the failure of our beds to achieve market acceptance would significantly harm our business, financial condition and operating results.

      We estimate that innerspring mattress sales represent approximately 85% of all mattress sales. Four large manufacturers of innerspring bedding dominate the U.S. bedding market. Our air chamber technology represents a significant departure from traditional innerspring bedding. Because no established air bed market existed prior to the introduction of our air bed in 1988, we faced the challenge of establishing the viability of this market, as well as gaining widespread acceptance of our air bed. The market for air beds is now evolving and the future success of our products will depend upon both the continued growth of this market and market acceptance of our air beds. The failure of our beds to achieve market acceptance for any reason would significantly harm our business, financial condition and operating results.

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

      Our qualified customers are offered a revolving credit arrangement to finance purchases from us through a private label consumer credit facility provided by GE Capital. GE Capital sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures and is the owner of the accounts. In connection with all purchases financed under these arrangements, GE Capital pays us an amount equal to the total amount of such purchases, net of promotional related discounts. GE Capital’s right to set the minimum customer credit ratings could, if exercised, impact sales by affecting the number of customers who can finance purchases. The term of this facility expires in June 2006, and thereafter may be terminated by either party upon 150 days’ notice. We are liable to GE Capital for chargebacks arising out of (i) breach of our warranties relating to the underlying sale transaction, (ii) defective products or (iii) our failure to comply with applicable operating procedures under the facility. We are not liable to GE Capital for losses arising out of our customers’ credit defaults. If we replace GE Capital with an alternative third-party provider of consumer financing, GE Capital could request that we purchase its portfolio of our customer accounts based on a pre-determined formula, which reflects a discount to the face amount of these accounts. If we were to engage a replacement provider, we would likely require this new provider to purchase the portfolio from GE Capital, relieving us of our obligations under this facility.

      Approximately 36.6% of our net sales during 2003 and 32.6% of our net sales during 2002 were financed by GE Capital or its predecessor, Mill Creek Bank. Termination of our agreement with GE Capital, any material change to the terms of our agreement with GE Capital or in the availability or terms of credit for our customers from GE Capital or any delay in securing replacement credit sources, could harm our business, financial condition and operating results.

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

Our inability to enhance our existing products and to develop and market new products that respond to customer needs and achieve market acceptance could harm our ability to sustain our growth or profitability.

      One of our growth strategies is to continue to lead our industry in product innovation and sleep expertise by enhancing existing products and by developing and marketing new products that deliver personalized comfort and better sleep. We may not be successful in developing or marketing enhanced or new products that will receive acceptance in the marketplace. Further, the resulting level of sales from any of our enhanced or new products may not justify the costs associated with the development and marketing. Any failure to continue to develop and market enhanced or new products in a cost-effective manner could harm our ability to sustain our growth or profitability.

If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products.

      We own various U.S. and foreign patents and patent applications related to certain elements of the design and function of our beds and related products. We also own several registered and unregistered trademarks and trademark applications, including in particular our Sleep Number trademark, which we believe have significant value and are important to the marketing of our products to customers. In addition to patents and trademarks, we rely upon copyrights, trade secrets and other intellectual property rights and we have implemented several measures to protect our intellectual property and confidential information contained in our products, such as entering into assignment of invention and nondisclosure agreements. Our ability to compete effectively with other companies depends, to a significant extent, upon our ability to maintain the proprietary nature of our owned intellectual property and confidential information. Our intellectual property rights may not provide substantial protection against infringement or piracy and may be circumvented by our competitors. Our protective measures may not protect our intellectual property rights or confidential information or prevent our competitors from developing and marketing products that are similar to or competitive with our beds or other products. In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States. If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products, which could adversely affect our sales or require us to decrease our prices.

      Intellectual property litigation, which could result in substantial costs to us and the diversion of significant time and effort by our executive management, may be necessary to enforce our patents and trademarks and to protect our trade secrets and proprietary technology. We may not have the financial resources necessary to enforce or defend our intellectual property rights.

      We are not aware of any intellectual property infringement or invalidity claims that may be asserted against us, however, it is possible that third parties, including competitors, may successfully assert such claims. The cost of defending such claims, or any resulting liability, or any failure to obtain necessary licenses on reasonable terms, may adversely impact our financial condition and operating results.

We depend upon UPS and other carriers to deliver our products to customers on a timely and cost-effective basis. Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and harm our profitability.

      Historically, we have relied almost exclusively on UPS for delivery of our products to customers. For a significant portion of the third quarter of 1997, UPS was unable to deliver our products within acceptable time periods due to a labor strike, causing delays in deliveries to customers and requiring us to use alternative carriers. UPS may not be able to avert labor difficulties in the future or may otherwise experience difficulties in meeting our requirements in the future. From 2000 to 2003, we demonstrated an ability to shift a portion of our product delivery business to FedEx, as necessary. In addition, we either provide directly, or contract with a third party to provide, in-home delivery, assembly and mattress removal services, and in 2003 expanded the availability of this service to all of our retail stores across the country. Despite these alternative carriers, if UPS were to experience difficulties in meeting our requirements we may not be able to deliver our products to our customers through any one or more of these or other alternative carriers on a timely or cost-effective basis. Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and harm our profitability.

Significant and unexpected return rates under our 30-night trial period and warranty claims under our limited 20-year warranty on our beds, in excess of our returns and warranty reserves, could significantly harm our business, financial condition and operating results.

      Part of our marketing and advertising strategy focuses on providing a 30-night trial in which customers may return their beds and obtain a refund of the purchase price if they are not 100% comfortable with our product. As we expand our sales, return rates may not remain within acceptable levels. A significant and unexpected increase in return rates could significantly harm our business, financial condition and operating results. Our marketing and advertising strategy also includes providing our customers with a limited 20-year warranty on our beds. However, since we have only been selling beds in significant quantities since 1992, we may receive significant and unexpected claims under this warranty and our warranty reserves may not be adequate to cover future warranty claims. Significant warranty claims in excess of our warranty reserves could also significantly harm our business, financial condition and operating results.

We may be unable to effectively manage our growth, which could significantly harm our business, financial condition and operating results.

      Our growth strategy has placed, and will continue to place, a significant strain on our management, production, information systems and other resources. To manage growth effectively, we must maintain a high level of manufacturing quality and efficiency, continue to enhance our operational, financial and management systems, including our database management, tracking of inquiries, inventory control and distribution systems, and expand, train and manage our employee base. We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition and operating results.

Our management information systems may prove inadequate.

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

Damage to either of our manufacturing facilities could increase our costs of doing business or lead to delays in shipping our beds, which could result in increased returns and adversely affect future sales.

      We have two manufacturing plants, which are located in Columbia, South Carolina and in Salt Lake City, Utah. Unlike other mattress manufacturers, we manufacture beds to fulfill orders rather than stocking inventory. Therefore, the destruction or shutting down of either of our manufacturing facilities for a significant period of time as a result of fire, explosion, act of war or terrorism, flood, hurricane, tornado, typhoon, earthquake, lightning or other natural disaster could increase our costs of doing business and lead to delays in shipping our beds to customers. Such delays could result in increased returns and adversely affect future sales. These adverse consequences to our business may be greater for our company than with other mattress manufacturers.

Significant and long-term failure of our web site could adversely affect our net sales.

      We depend on our web site for a certain percentage of our net sales and for advertising of our products. If our web site becomes unavailable for a significant period of time due to information technology or Internet failure, our net sales could be adversely affected.

Our business is subject to seasonal influences and a substantial portion of our net sales is often realized in the last month or last few weeks of a quarter, due in part to our promotional schedule and commission structure. Because the level of our sales and marketing expense is based on our expectations of future customer inquiries and net sales and cannot be adjusted quickly, a shortfall in these expectations may harm our profitability.

      Our business is subject to some seasonal influences, with lower sales in the second quarter and higher sales during the fourth quarter holiday season due to greater mall traffic. Furthermore, a substantial portion of our sales is often realized in the last month or last few weeks of a quarter, due in part to our promotional schedule and commission structure. The level of sales and marketing expenses and new store opening costs is based, in significant part, on our expectations of future customer inquiries and net sales and cannot be adjusted quickly. If there is a shortfall in expected net sales or in the conversion rate of customer inquiries, we may be unable to adjust our spending in a timely manner and our profitability may be significantly harmed.

We are subject to government regulations relating to the bedding industry and may be required to incur expenses or to modify our operations in order to ensure compliance with these regulations.

      Our operations are subject to state and local consumer protection and other regulations relating to the bedding industry. These regulations vary among the states in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. Although we believe that we are in substantial compliance with these regulations and have implemented a variety of measures to promote continuing compliance, we may be required in the future to incur expenses and/or to modify our operations in order to ensure compliance with these regulations, which could harm our operating results.

      Our direct marketing operations are or may become subject to various adopted or proposed federal and state “do not call” or “do not email” list requirements. We believe that we are in compliance with these requirements, but these requirements may be modified over time and may adversely affect our direct marketing sales or costs.

      The federal Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the bedding industry. The State of California plans to adopt, effective in the year 2005, new fire retardancy standards. If adopted, such new rules or standards may adversely affect our costs, manufacturing processes and materials. We are developing product solutions that are intended to enable us to meet the new standards. Because the Consumer Product Safety Commission may adopt new standards that could preempt the State of California standards, we cannot be certain that our solutions will enable us to meet any new standards adopted by the Consumer Product Safety Commission. We expect that any required product modifications will add cost to our product.

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

We are subject to litigation alleging violation of wage and hour laws in the State of California. If we are unsuccessful in defending this litigation, we could be subject to material liability.

      In August 2003, a lawsuit was filed against the Company in Superior Court of the State of California, County of Ventura. The suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The complaint seeks judgment for unpaid overtime compensation alleged to exceed $1,000,000, together with related penalties, restitution, attorneys’ fees and costs. We are investigating the allegations in the complaint and intend to vigorously defend this litigation. As this case is only in the very early stages of discovery, the financial impact to the company, if any, cannot be predicted. If we are unsuccessful in defending this litigation, we could be subject to material liability. In addition, we may be required in the future to incur expenses and/or to modify our operations in order to ensure compliance with the applicable requirements of California wage and hour laws.

Failure to comply with health and safety requirements could expose us to a material liability.

      We are subject to federal, state and local laws and regulations relating to occupational health and safety. We may not at all times be in compliance with all such requirements. We may be required in the future to incur expenses and/or to modify our operations in order to ensure compliance with these regulations. Any such expenses or modifications to our operations may adversely affect our profitability.

We may face exposure to product liability.

      We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products proves to be defective, we may be required to recall or redesign such products. We maintain insurance against product liability claims, but such coverage may not continue to be available on terms acceptable to us and may not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business.

We depend upon endorsements by national radio personalities to promote our products. The loss of these endorsements, or any reduction in their effectiveness, could adversely affect our net sales and profitability.

      Our integrated marketing program depends in part on national radio personalities, including Paul Harvey and Rush Limbaugh, and other nationally known personalities. The loss of these endorsements, or any reduction in the effectiveness of theses endorsements could adversely affect our net sales and profitability.

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

      As a result of the terrorist attacks in the United States and the threat of war involving the United States, we believe many consumers have traveled less and purchased more products for their home. We believe these trends have contributed to an increase in our net sales. These trends may not continue and they may not continue to positively affect our net sales.

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

      The following table provides information regarding the 344 stores that we operated in 46 states as of January 3, 2004, the date of our most recent fiscal year-end:

State	Stores

Alabama	2
Arizona	10
Arkansas	1
California	44
Colorado	10
Connecticut	5
Delaware	1
Florida	22
Georgia	8
Idaho	1
Illinois	15
Indiana	9
Iowa	5
Kansas	5
Kentucky	3
Louisiana	3
Maine	1
Maryland	10
Massachusetts	8
Michigan	12
Minnesota	15
Mississippi	1
Missouri	13
Montana	2
Nebraska	2
Nevada	3
New Hampshire	4
New Jersey	9
New Mexico	2
New York	4
North Carolina	7
North Dakota	1
Ohio	13
Oklahoma	2
Oregon	6
Pennsylvania	14
Rhode Island	1
South Carolina	2
South Dakota	1
Tennessee	8
Texas	27
Utah	4
Virginia	9
Washington	11
West Virginia	1
Wisconsin	7

Manufacturing and Headquarters

      We lease approximately 122,000 square feet in Minneapolis that includes our corporate headquarters, our direct marketing call center, our customer service group, our research and development department and a distribution center that accepts returns and processes warranty claims. This lease expires in 2009 and contains a five-year renewal option. We also lease two additional manufacturing and distribution centers in Columbia, South Carolina and Salt Lake City, Utah of approximately 105,000 square feet and approximately 101,000 square feet, respectively. We lease the Columbia facility through February 2008, with a five-year renewal option thereafter, and the Salt Lake City facility through April 2009.

Item 3.     Legal Proceedings

      On August 13, 2003, a lawsuit was filed against the Company in Superior Court of the State of California, County of Ventura. The suit was subsequently amended on September 18, 2003. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The complaint seeks judgment for unpaid overtime compensation alleged to exceed $1,000,000, together with related penalties, restitution, attorneys’ fees and costs. We are investigating the allegations in the complaint and intend to vigorously defend this litigation. As this case is only in the very early stages of discovery, the financial impact to the Company, if any, cannot be predicted.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Information concerning our common stock set forth on page 31 of our 2003 Annual Report to Shareholders is incorporated herein by reference.

      Information concerning shares of our common stock authorized for issuance under equity compensation plans set forth in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

Item 6.	Selected Financial Data

      The Selected Financial Data set forth on pages 12-13 of our 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 14-19 of our 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      Quantitative and Qualitative Disclosure about Market Risk set forth on page 31 of our 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      Our Consolidated Financial Statements set forth on pages 20-30 of our 2003 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Management of the company, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, these officers concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Securities Exchange Act of 1934. There has been no change in the company’s internal controls over financial reporting during the quarter ended January 3, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information under the captions “Election of Directors,” “Corporate Governance at Select Comfort” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers.”

      The company has adopted a Code of Business Conduct applicable to the company’s directors, officer and employees (including the company’s principal executive officer, principal financial officer, principal accounting officer and controller). The Code of Business Conduct is available on the Investor Relations section of the company’s website at selectcomfort.com. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer and controller, we intend to disclose the same on the company’s website at selectcomfort.com.

Item 11.	Executive Compensation

      The information under the captions “Election of Directors — Director Compensation” and “Executive Compensation” in our 2004 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our 2004 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information under the caption “Certain Transactions” in our 2004 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      The information under the caption “Approval of Selection of Independent Auditors” in our 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Consolidated Financial Statements and Schedule

(1)	Incorporated by reference from the attached exhibit containing the 2003 Annual Report to Shareholders:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(2)	Consolidated Financial Statement Schedule

The following Report and financial statement schedule are included in this Part IV:

Independent Auditors’ Report on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

      (3) Exhibits

      The exhibits to this Report are listed in the Exhibit Index below.

      We will furnish a copy of any of the exhibits referred to above at a reasonable cost to any shareholder upon receipt of a written request therefor. Requests should be sent to: Select Comfort Corporation, 6105 Trenton Lane North, Minneapolis, Minnesota 55442; Attn: Investor Relations.

      The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c):

1. Form of Incentive Stock Option Agreement under the 1997 Stock Incentive Plan

2. Form of Performance Based Stock Option Agreement under the 1997 Stock Incentive Plan

3. Employment Letter dated July 11, 1995 from the Company to Gregory T. Kliner

4. Select Comfort Profit Sharing and 401(K) Plan

5. Select Comfort Corporation 1999 Employee Stock Purchase Plan

6. Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated

7. Select Comfort Corporation 1997 Stock Incentive Plan, as amended and restated

8. Employment Letter dated July 21, 1999 from the Company to Tracey T. Breazeale

9. Employment Letter dated April 22, 1999 from the Company to Mark A. Kimball

10. Executive and Key Employee Incentive Plan

11. Employment Letter dated March 3, 2000 from the Company to William R. McLaughlin

12. Employment Letter dated July 11, 2000 from the Company to Michael J. Thyken

13. Employment Letter dated October 27, 2000 from the Company to Noel F. Schenker

14. Employment Letter dated February 1, 2002 from the Company to Keith C. Spurgeon

15. Select Comfort Executive Investment Plan

16. Employment Letter dated July 23, 2003 from the Company to Scott F. Peterson

      (b) Reports on Form 8-K

      During the quarter ended January 3, 2004, we furnished two Current Reports on Form 8-K. The Reports consisted of the following:

(i) Current Report furnished under Item 12 of Form 8-K on October 3, 2003, announcing third quarter net sales results and revised earnings guidance for the third quarter ended September 27, 2003.

(ii) Current Report furnished under Item 12 of Form 8-K on October 14, 2003, announcing unaudited results for the third quarter ended September 27, 2003 and updated guidance for fourth quarter 2003, and issuing guidance for 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT COMFORT CORPORATION

By:	/s/ WILLIAM R. MCLAUGHLIN

William R. McLaughlin
President and Chief Executive Officer
(principal executive officer)

By:	/s/ JAMES C. RAABE

James C. Raabe
Chief Financial Officer
(principal financial and accounting officer)

Dated: March 16, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date or dates indicated.

Name	Title	Date

/s/ PATRICK A. HOPF Patrick A. Hopf	Chairman of the Board	March 16, 2004

/s/ WILLIAM R. MCLAUGHLIN William R. McLaughlin	President and Chief Executive Officer, Director	March 16, 2004

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	March 16, 2004

/s/ THOMAS J. ALBANI Thomas J. Albani	Director	March 16, 2004

/s/ CHRISTOPHER P. KIRCHEN Christopher P. Kirchen	Director	March 16, 2004

/s/ DAVID T. KOLLAT David T. Kollat	Director	March 16, 2004

/s/ JEAN-MICHEL VALETTE Jean-Michel Valette	Director	March 16, 2004

/s/ TRUDY A. RAUTIO Trudy A. Rautio	Director	March 16, 2004

/s/ MICHAEL A. PEEL Michael A. Peel	Director	March 16, 2004

Brenda J. Lauderback	Director	March , 2004

SELECT COMFORT CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended January 3, 2004

Exhibit
No.	Description	Method of Filing

3.1	Restated Articles of Incorporation of the Company, as amended	Incorporated by reference to Exhibit 3.1 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)
3.2	Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.2 contained in the Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)
4.1	Form of Warrant issued in connection with the sale of Convertible Preferred Stock, Series E	Incorporated by reference to Exhibit 4.2 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)
4.2	Form of Warrant issued in connection with the November 1996 Bridge Financing	Incorporated by reference to Exhibit 4.3 contained in the Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)
4.3	Form of Warrant issued under the June 2001 Note Purchase Agreement	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25121)
4.4	Registration Rights Agreement dated June 6, 2001 by and among Select Comfort Corporation and the securityholders named therein	Incorporated by reference to Exhibit 10.7 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25121)
10.1	Net Lease Agreement dated December 3, 1993 between the Company and Opus Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)
10.2	Amendment of Lease dated August 10, 1994 between the Company and Opus Corporation	Incorporated by reference to Exhibit 10.2 contained in the Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)
10.3	Second Amendment to Lease dated May 10, 1995 between the Company and Rushmore Plaza Partners Limited Partnership (successor to Opus Corporation)	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)
10.4	Letter Agreement dated as of October 5, 1995 between the Company and Rushmore Plaza Partners Limited Partnership	Incorporated by reference to Exhibit 10.4 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)
10.5	Third Amendment of Lease, Assignment and Assumption of Lease and Consent dated as of January 1, 1996 among the Company, Rushmore Plaza Partners Limited Partnership and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.5 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

Exhibit
No.	Description	Method of Filing

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Filed electronically herewith
10.7	Lease Agreement dated as of September 19, 2002 between the Company and Blind John, LLC (as successor to Frastacky (US) Properties Limited Partnership)	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)
10.8	Supply Agreement dated October 18, 2002 between the Company and Supplier(1)	Incorporated by reference to Exhibit 10.7 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)
10.9	Major Merchant Agreement dated December 19, 1997 among First National Bank of Omaha and the Company, Select Comfort SC Corporation, Select Comfort Retail Corporation and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.13 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)
10.10	Form of Incentive Stock Option Agreement under the 1997 Stock Incentive Plan	Incorporated by reference to Exhibit 10.16 contained in the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)
10.11	Form of Performance Based Stock Option Agreement under the 1997 Stock Incentive Plan	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)
10.12	Employment Letter dated July 11, 1995 from the Company to Gregory T. Kliner	Incorporated by reference to Exhibit 10.20 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)
10.13	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)
10.14	Revolving Credit Program Agreement by and between Green Tree Financial Corporation and Select Comfort Corporation(2)	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 (File No. 0-25121)
10.15	Letter of Agreement by and between Bed, Bath & Beyond Inc. and Select Comfort Retail Corporation(2)	Incorporated by reference to Exhibit 10.4 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 (File No. 0-25121)
10.16	Select Comfort Profit Sharing and 401(K) Plan	Incorporated by reference to Exhibit 10.15 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

Exhibit
No.	Description	Method of Filing

10.17	Select Comfort Corporation 1999 Employee Stock Purchase Plan, as Amended	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)
10.18	Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 (File No. 0-25121)
10.19	Select Comfort Corporation 1997 Stock Inventive Plan, as amended and restated through May 1, 2001	Incorporated by reference to Exhibit 10.8 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25121)
10.20	Employment Letter dated July 21, 1999 from the Company to Tracey T. Breazeale	Incorporated by reference to Exhibit 10.24 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)
10.21	Employment Letter dated April 22, 1999 from the Company to Mark A. Kimball	Incorporated by reference to Exhibit 10.25 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)
10.22	Executive and Key Employee Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)
10.23	Employment Letter dated March 3, 2000 from the Company to William R. McLaughlin	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File No. 0-25121)
10.24	Employment Letter dated July 11, 2000 from the Company to Michael J. Thyken	Incorporated by reference to Exhibit 10.24 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)
10.25	Employment Letter dated October 27, 2000 from the Company to Noel F. Schenker	Incorporated by reference to Exhibit 10.25 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)
10.26	Employment Letter dated February 1, 2002 from the Company to Keith C. Spurgeon	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 0-25121)
10.27	Amendment to Revolving Credit Program Agreement with General Electric Capital Corporation, as assignee of Conseco Finance Corp. dated February 20, 2001	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 0-25121)

Exhibit
No.	Description	Method of Filing

10.28	Second Amendment to Revolving Credit Program with General Electric Capital Corporation, as assignee of Conseco Finance Corp. dated April 13, 2001	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 0-25121)
10.29	Third Amendment to Revolving Credit Program Agreement with General Electric Capital Corporation, as assignee of Conseco Finance Corp. dated June 19, 2002	Incorporated by reference to Exhibit 10.28 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)
10.30	Select Comfort Executive Investment Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)
10.31	Credit Agreement dated as of May 23, 2003 between the Company and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (File No. 0-25121)
10.32	Fourth Amendment to Revolving Credit Program Agreement with General Electric Capital Corporation, as assignee of Conseco Finance Corp. dated June 23, 2003	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (File No. 0-25121)
10.33	Employment Letter dated July 23, 2003 from the Company to Scott F. Peterson	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 (File No. 0-25121)
13.1	2003 Annual Report to Shareholders	Filed electronically herewith
21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)
23.1	Independent Auditors’ Consent	Filed electronically herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

(1)	Confidential treatment has been requested with respect to designated portions of this document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(2)	Confidential treatment has been granted by the Securities and Exchange Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders Select Comfort Corporation:

      Under date of February 2, 2004 we reported on the consolidated balance sheets of Select Comfort Corporation and subsidiaries as of January 3, 2004 and December 28, 2002 and the related statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 3, 2004, as contained in the Annual Report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Minneapolis, Minnesota

February 2, 2004

SELECT COMFORT CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning	Costs and	Deductions	Balance at End
Description	of Period	Expenses	From Reserves	of Period

	(In thousands)
Allowance for doubtful accounts
— 2003	$340	$391	$112	$619
— 2002	311	296	267	340
— 2001	264	582	535	311

Accrued sales returns
— 2003	$3,181	$25,125	$24,837	$3,469
— 2002	3,624	21,954	22,397	3,181
— 2001	5,284	24,990	26,650	3,624