Form 10-K/A
period 2004-01-03
SELECT COMFORT CORP
filed 2004-04-27
CIK 827187

================================================================================

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-K/A

                                (AMENDMENT NO. 1)
(Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                          COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

        The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 27, 2003, was $448,824,107 (based on the last reported sale price of the Registrant's common stock on that date as reported by the Nasdaq National Market).

        As  of  February  28,  2004,   there  were  36,040,866   shares  of  the
Registrant's common stock outstanding.

================================================================================

                                EXPLANATORY NOTE

This  Amendment  No.  1 on Form  10-K/A  amends  Exhibit  23.1 of Item 15 of the
Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Securities and Exchange Commission on March 18, 2004.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SELECT COMFORT CORPORATION
                                     (Registrant)


Dated:  April 27, 2004               By            /s/ Mark A. Kimball
                                       -----------------------------------------

                                     Title:        Senior Vice President





                                  EXHIBIT INDEX

Exhibit No.      Description                       Method of Filing
-----------      -----------                       ----------------
23.1             Independent Auditor's Consent     Filed electronically herewith

                                                                    EXHIBIT 23.1

                          INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Select Comfort Corporation:

We consent to incorporation by reference in the registration statements on Form S-8 (No. 333-70493, No. 333-79157, No. 333-74876, No. 333-84329 and No.
333-85914) of Select Comfort Corporation, of our reports dated February 2, 2004, relating to the consolidated balance sheets of Select Comfort Corporation and subsidiaries, as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows and the related financial statement schedule for each of the fiscal years in the three-year period ended January 3, 2004, which reports appear in the Annual Report on Form 10-K of Select Comfort Corporation for the fiscal year ended January 3, 2004.




                                     /s/KPMG



Minneapolis, Minnesota
March 16, 2004