Form 10-Q
period 2004-04-03
SELECT COMFORT CORP
filed 2004-05-13
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended April 3, 2004


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES[X]   NO[ ]

As of April 3, 2004, 36,393,690 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                        Page No.
                                                                        --------

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         April 3, 2004 and January 3, 2004...................................  3

         Consolidated Statements of Operations
         for the Three Months ended
         April 3, 2004 and March 29, 2003....................................  4

         Consolidated Statements of Cash Flows
         for the Three Months ended
         April 3, 2004 and March 29, 2003....................................  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 15

Item 4.  Disclosure Controls and Procedures.................................. 15

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 16

Item 2.    Changes in Securities and Use of Proceeds......................... 16

Item 3.    Defaults Upon Senior Securities................................... 16

Item 4.    Submission of Matters to a Vote of Security Holders............... 16

Item 5.    Other Information................................................. 17

Item 6.    Exhibits and Reports on Form 8-K.................................. 17

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   (UNAUDITED)
                                                                     APRIL 3,      JANUARY 3,
                                                                       2004           2004
                                                                   -------------  --------------
                              ASSETS
Current assets:
   Cash and cash equivalents                                          $ 32,155       $ 24,725
   Marketable securities - current (note 2)                              7,674         49,322
   Accounts receivable, net of allowance for doubtful
     accounts of $742 and $619                                          10,926          6,823
   Inventories (note 3)                                                 12,803         12,381
   Prepaid expenses                                                      6,942          5,244
   Deferred tax assets                                                   7,014          6,039
                                                                   -------------  --------------
       Total current assets                                             77,514        104,534

Marketable securities - non-current (note 2)                            44,305          1,071
Property and equipment, net                                             38,155         36,134
Deferred tax assets                                                      5,937          5,620
Other assets                                                             3,686          3,343
                                                                   -------------  --------------
       Total assets                                                   $169,597       $150,702
                                                                   =============  ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $ 21,852       $ 14,773
   Consumer prepayments                                                  7,459          5,970
   Accruals:
    Sales returns                                                        4,481          3,469
    Compensation and benefits                                           12,165         16,579
    Taxes and withholding                                                4,820          3,661
    Other                                                                5,303          6,110
                                                                   -------------  --------------
       Total current liabilities                                        56,080         50,562

Accrued warranty costs                                                   2,265          2,557
Other liabilities                                                        5,028          4,821
                                                                   -------------  --------------
       Total liabilities                                                63,373         57,940
                                                                   -------------  --------------
Shareholders' equity (notes 4 and 5):
   Undesignated preferred stock; 5,000,000 shares authorized,
     no shares issued and outstanding                                        -              -
   Common stock, $.01 par value; 95,000,000 shares authorized,
     36,393,690 and 35,769,606 shares issued and outstanding,              364            358
     respectively
   Additional paid-in capital                                          111,375        104,085
   Unearned compensation                                                (2,086)          (877)
   Accumulated deficit                                                  (3,429)       (10,804)
                                                                   -------------  --------------
       Total shareholders' equity                                      106,224         92,762
                                                                   -------------  --------------
       Total liabilities and shareholders' equity                     $169,597       $150,702
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

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                               THREE MONTHS ENDED
                                           ----------------------------
                                             APRIL 3,      MARCH 29,
                                               2004           2003
                                           -------------  -------------

Net sales                                    $139,963       $101,958
Cost of sales                                  53,929         38,057
                                           -------------  -------------
   Gross profit                                86,034         63,901
                                           -------------  -------------
Operating expenses:
   Sales and marketing                         63,720         48,917
   General and administrative                  10,634          8,301
   Store closings and asset impairments             -             74
                                           -------------  -------------
       Total operating expenses                74,354         57,292
                                           -------------  -------------
Operating income                               11,680          6,609
                                           -------------  -------------
Other income (expense):
   Interest income                                312            113
   Interest expense                                 -            (88)
   Other, net                                       -             24
                                           -------------  -------------
       Other income (expense), net                312             49
                                           -------------  -------------
Income before income taxes                     11,992          6,658
Income tax expense                              4,617          2,530
                                           -------------  -------------
Net income                                   $  7,375       $  4,128
                                           =============  =============

Net income per share (note 4) - basic        $   0.20       $   0.13
                                           =============  =============
Weighted average shares - basic                36,060         30,880
                                           =============  =============

Net income per share (note 4) - diluted      $   0.18       $   0.11
                                           =============  =============
Weighted average shares - diluted              39,990         37,173
                                           =============  =============


          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                             -----------------------------
                                                               APRIL 3,       MARCH 29,
                                                                 2004           2003
                                                             -------------- --------------
Cash flows from operating activities:
 Net income                                                     $ 7,375        $ 4,128
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                  3,430          2,426
   Amortization of debt discount and deferred finance fees            -             86
   Non-cash compensation                                             71              -
   Loss on disposal of assets and impaired assets                     -             74
   Deferred tax (benefit) expense                                (1,292)         2,298
   Change in operating assets and liabilities:
    Accounts receivable, net                                     (4,103)            55
    Inventories                                                    (422)          (365)
    Prepaid expenses                                             (1,698)          (399)
    Other assets                                                   (352)            29
    Accounts payable                                              7,079          4,825
    Accrued sales returns                                         1,012            115
    Accrued compensation and benefits                            (4,414)        (5,698)
    Accrued taxes and withholding                                 3,997            141
    Consumer prepayments                                          1,489          3,377
    Other accruals and liabilities                                 (892)          (167)
                                                             -------------- --------------
     Net cash provided by operating activities                   11,280         10,925
                                                             -------------- --------------
Cash flows from investing activities:
 Purchases of property and equipment                             (5,442)        (4,740)
 Investments in marketable securities                           (43,192)       (17,803)
 Proceeds from maturity of marketable securities                 41,606         12,317
                                                             -------------- --------------
      Net cash used in investing activities                      (7,028)       (10,226)
                                                             -------------- --------------
Cash flows from financing activities:
 Principal payments on debt                                           -            (10)
 Repurchase of common stock                                        (240)        (1,834)
 Proceeds from issuance of common stock                           3,418            521
                                                             -------------- --------------
      Net cash provided by (used in) financing activities         3,178         (1,323)
                                                             -------------- --------------

Increase (decrease) in cash and cash equivalents                  7,430           (624)
Cash and cash equivalents, at beginning of period                24,725         27,176
                                                             -------------- --------------
Cash and cash equivalents, at end of period                     $32,155        $26,552
                                                             ============== ==============


          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months ended April 3, 2004 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of April 3, 2004 and January 3, 2004 and the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and related notes included in the Company's Annual Report to Shareholders and its Form 10-K for the fiscal year ended January 3, 2004. Operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

No additional new accounting pronouncements have been issued that are expected to have a material effect on the Company's financial results.

(2)  MARKETABLE SECURITIES

The Company invests its cash in highly liquid debt instruments issued by the US government and related agencies, municipalities and in corporate notes and commercial paper issued by companies with investment grade ratings. The Company's investments have an original maturity of up to 37 months with an average time to maturity of 18 months as of April 3, 2004. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. The Company's marketable securities are classified as held-to-maturity and are carried at amortized cost. Marketable securities held at April 3, 2004 carried an amortized cost of $52.0 million and a fair value of $51.9 million.

(3)  INVENTORIES

Inventories consist of the following (in thousands):

                                                  APRIL 3,      JANUARY 3,
                                                    2004           2004
                                                -------------- --------------

Raw materials                                       $  3,513       $  3,715
Work in progress                                          98            123
Finished goods                                         9,192          8,543
                                                -------------- --------------
                                                     $12,803        $12,381
                                                ============== ==============

                  SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 (4)  NET INCOME PER COMMON SHARE

The following computations reconcile reported net income with net income available to common shareholders per share-basic and diluted (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                            WEIGHTED
            APRIL 3, 2004                           NET     AVERAGE   PER SHARE
            -------------                         INCOME     SHARES    AMOUNT
                                                 ---------- --------- ----------

Net income                                        $ 7,375
                                                 ----------

BASIC EPS
Net income available to common shareholders         7,375    36,060     $ 0.20
                                                                      ==========

EFFECT OF DILUTIVE SECURITIES
   Options                                              -     2,545
   Common stock warrants                                -     1,385
                                                 ---------- ---------

DILUTED EPS
Net income available to common shareholders
   plus assumed conversions                       $ 7,375    39,990     $ 0.18
                                                 ========== ========= ==========

                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                            WEIGHTED
            MARCH 29, 2003                          NET     AVERAGE   PER SHARE
            --------------                        INCOME     SHARES    AMOUNT
                                                 ---------- --------- ----------
Net income                                        $ 4,128
                                                 ---------

BASIC EPS
Net income available to common shareholders         4,128     30,880    $ 0.13
                                                                      ==========

EFFECT OF DILUTIVE SECURITIES
   Options                                             -      2,932
   Common stock warrants                               -      2,634
   Convertible debt                                   54        727
                                                ---------- ---------

DILUTED EPS
Net income available to common shareholders
   plus assumed conversions                      $ 4,182     37,173     $ 0.11
                                                ========== ========== ==========

Additional potentially dilutive securities totaling 51,000 and 708,000 for the three-month periods ended April 3, 2004 and March 29, 2003, respectively, have been excluded from diluted EPS because these securities' exercise price was greater than the average market price of the Company's common shares.

(5)  STOCK AND STOCK OPTION INCENTIVES

The Company uses the intrinsic value method of accounting for stock options. Under this method no compensation cost has been recognized in the consolidated financial statements for employee stock option grants or the discount feature of the Company's employee stock purchase plan.

                  SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Had the Company determined compensation cost based on the fair value at the grant date for its stock options and employee stock purchase plan under an alternative accounting method, the Company's net income would have been adjusted as outlined below (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED
                                                           ---------------------------
                                                             APRIL 3,     MARCH 29,
                                                              2004          2003
                                                           ---------------------------
Net income, as reported                                     $ 7,375       $  4,128
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                     (674)          (630)
                                                           ---------------------------
Pro forma net income                                        $ 6,701       $  3,498
                                                           ===========================
Income per share
        Basic - as reported                                    0.20          0.13
        Basic - pro forma                                      0.19          0.11

        Diluted - as reported                                  0.18          0.11
        Diluted - pro forma                                    0.17          0.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  THREE MONTHS ENDED
                                                            ------------------------------
                                                               APRIL 3,      MARCH 29,
                                                                2004           2003
                                                            ------------------------------
        Expected dividend yield.............................      0%             0%
        Expected stock price volatility.....................     55%            90%
        Risk-free interest rate.............................    2.0%           2.0%
        Expected life in years..............................    3.6            3.6
        Weighted-average fair value at grant date...........  $10.45          $5.66

The Company issued restricted stock awards to certain employees in conjunction with its stock-based compensation plan. The shares vest between five and ten years from the date of issuance based on continued employment. Compensation expense related to restricted stock awards is based upon the market price at date of grant and is charged to earnings on a straight-line basis over the vesting period. 153,500 shares of restricted stock were outstanding as of April 3, 2004. Total compensation expense for the period ended April 3, 2004 related to restricted stock was $71,000. There was no related compensation expense for the period ended March 29, 2003.

(6)  LITIGATION

On August 13, 2003, a lawsuit was filed against the Company in Superior Court of the State of California, County of Ventura. The suit was subsequently amended on September 18, 2003. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The complaint seeks judgment for unpaid overtime compensation alleged to exceed $1,000,000, together with related penalties, restitution, attorneys' fees and costs. We are investigating the allegations in the complaint and intend to vigorously defend this litigation. As this case is in the early stages of discovery, the financial impact to the Company, if any, cannot be predicted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2004, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE:

o   GENERAL AND INDUSTRY ECONOMIC TRENDS,
o   UNCERTAINTIES ARISING FROM DOMESTIC AND GLOBAL EVENTS,
o   CONSUMER CONFIDENCE AND SPENDING,
o   THE EFFECTIVENESS  OF OUR ADVERTISING AND PROMOTIONAL EFFORTS,
o   ADVERTISING RATES,
o   CONSUMER ACCEPTANCE OF OUR PRODUCTS AND SLEEP TECHNOLOGY,
o   INDUSTRY COMPETITION,
o   OUR ABILITY TO SECURE SUITABLE RETAIL LOCATIONS,
o   WARRANTY EXPENSES,
o   CALIFORNIA WAGE AND HOUR LITIGATION,
o   OUR DEPENDENCE ON SIGNIFICANT SUPPLIERS OR SINGLE SOURCES OF SUPPLY,
o THE VULNERABILITY OF ANY SUPPLIERS TO RECESSIONARY PRESSURES, LIQUIDITY CONCERNS OR OTHER FACTORS,
o GOVERNMENTAL REGULATION, INCLUDING ANTICIPATED FUTURE REGULATION OF DIRECT MARKETING TELEPHONE SOLICITATIONS AND BEDDING FLAMMABILITY STANDARDS,
o   INFLATION OF COMMODITY OR DELIVERY COSTS, AND
o RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER PERIODIC REPORTS FILED WITH THE SEC.

THE COMPANY HAS NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW AND CRITICAL ACCOUNTING POLICIES

Select Comfort(R) is the leading developer, manufacturer and marketer of premium-quality, adjustable-firmness beds. The air-chamber technology of our proprietary Sleep Number bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products. In addition we market and sell accessories and other sleep related products which focus on providing personalized comfort to complement the Sleep Number bed and provide a better night's sleep to the consumer.

We generate revenue by selling our products through four complementary distribution channels. Three of these channels: retail, direct marketing and e-commerce, are company-controlled and sell directly to consumers. Our wholesale channel sells to leading home furnishings retailers, specialty bedding retailers and the QVC shopping channel.

The proportion of our total net sales, by dollar volume, from each of our channels is summarized as follows:

                                  Three Months Ended
                                 -------------------
                                  4/3/04    3/29/03
                                 --------- ---------
       Stores                       76%       79%
       Direct Call Center           13%       14%
       E-commerce                    5%        4%
       Wholesale                     6%        3%

The growth rates of each distribution channel are as follows:

                                  Three Months Ended
                                -----------------------
                                  4/3/04      3/29/03
                                  Channel     Channel
                                 inc (dec)    inc (dec)
                                -----------  ----------
       Retail:
        Comparable store sales      25%          31%
        New/closed stores, net       9%           1%
          Retail total              34%          32%
       Direct marketing             27%          13%
       E-commerce                   54%          29%
       Wholesale                   147%         (25)%

The number of company-operated retail locations is summarized as follows:

                                 Three Months Ended
                                -------------------
                                  4/3/04   3/29/03
                                --------- ---------
       Beginning of period          344       322
       Opened                         9         2
       Closed                        (2)       (1)
                                --------- ---------
       End of period                351       323
                                ========= =========

We anticipate opening 15 to 20 new retail stores and closing 3 stores during the remainder of 2004. We anticipate upgrading the marquee and design of approximately 130 stores throughout the balance of the year. Company-operated stores included leased departments within 13 Bed, Bath & Beyond stores as of April 3, 2004 and March 29, 2003.

Our growth plans are centered on increasing the awareness of our products and stores through expansion of media, increasing distribution - primarily through new retail store openings, and expanding and improving our product lines. Our primary market consists of consumers in the U.S. domestic market.

Increases in sales, along with controlling costs, have provided significant improvement to operating income and operating margin over the past several years. The majority of operating margin improvement has been generated through leverage in selling expenses (increased sales through the existing store base) and leverage of our existing infrastructure (general and administrative expenses). We expect any future improvements in operating margin to be derived from similar sources. Our target is to sustain sales growth rates of 15% to 25% and sustain earnings growth rates of approximately 30%.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's results of operations expressed as dollars and percentages of net sales. Figures are in millions except per share amounts.

                                                        THREE MONTHS ENDED
                                         -----------------------------------------------
                                               APRIL 3, 2004          MARCH 29, 2003
                                         ------------------------- ---------------------
Net sales                                     $140.0      100.0%     $102.0      100.0%
Cost of sales                                   53.9       38.5%       38.1       37.3%
                                         ------------ ------------ ---------- ----------
   Gross profit                                 86.0       61.5%       63.9       62.7%
                                         ------------ ------------ ---------- ----------
Operating expenses:
   Sales and marketing                          63.7       45.5%       48.9       48.0%
   General and administrative                   10.6        7.6%        8.3        8.1%
   Store closings and asset impairments          0.0        0.0%        0.1        0.1%
                                         ------------ ------------ ---------- ----------
         Total operating expenses               74.4       53.1%       57.3       56.2%
                                         ------------ ------------ ---------- ----------
Operating income                                11.7        8.4%        6.6        6.5%
Other income (expense), net                      0.3        0.2%        0.0        0.0%
                                         ------------ ------------ ---------- ----------
Income before income taxes                      12.0        8.6%        6.6        6.5%
Income tax expense                               4.6        3.3%        2.5        2.5%
                                         ------------ ------------ ---------- ----------
Net income                                    $  7.4        5.3%     $  4.1        4.0%
                                         ============ ============ ========== ==========

Net income per share:
   Basic                                        $  0.20                 $  0.13
   Diluted                                         0.18                    0.11
Weighted-average number of common shares:
   Basic                                           36.1                    30.9
   Diluted                                         40.0                    37.2

NET SALES
We record revenue at the time product is shipped to our customer, except when beds are delivered and set up by our home delivery employees, in which case revenue is recorded at the time the bed is delivered and set up in the home. We reduce sales at the time revenue is recognized for estimated returns. This estimate is based on historical return rates, which are reasonably consistent from period to period. If actual returns vary from expected rates, revenue in future periods is adjusted, which could have a material adverse effect on future results of operations. Historically we have not experienced material adjustments to the financial statements due to changes to these estimates.

COST OF SALES
Cost of sales includes costs associated with purchasing materials, manufacturing costs and costs to deliver our products to our customers. Cost of sales also includes estimated costs to service warranty claims of customers. This estimate is based on historical claim rates during the warranty period. Because this estimate covers an extended period of time, a revision of estimated claim rates could result in a significant adjustment of estimated future costs of fulfilling warranty commitments. An increase in estimated claim rates could have a material adverse effect on future results of operations. Historically we have not experienced material adjustments to the financial statements due to changes to these estimates.

GROSS PROFIT
Our gross profit margin is dependent on a number of factors and may fluctuate from quarter to quarter. These factors include the mix of products sold, the level at which we offer promotional discounts to purchase our products, the cost of materials, delivery and manufacturing and the mix of sales between wholesale and company-controlled distribution channels. Sales of products manufactured by third parties, such as accessories and our adjustable foundation, generate lower gross margins, Similarly, sales directly to consumers through company-controlled channels generally generate higher gross margins than sales through our wholesale channels because we capture both the manufacturer's and retailer's margin.

SALES AND MARKETING EXPENSES
Sales and marketing expenses include advertising and media production, other marketing and selling materials such as brochures, videos, customer mailings and in-store signage, sales compensation, store occupancy costs and customer service. We expense all store opening and advertising costs as incurred, except for production costs and advance payments, which are deferred and expensed from the time the advertisement is first run. Advertising expense was $21.6 million for the three months ended April 3, 2004 as compared to $14.6 million for the three months ended March 29, 2003. Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to our points of sale.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses include costs associated with management of functional areas, including information technology, human resources, finance, sales and marketing administration, investor relations, risk management and research and development. Costs include salaries, bonus and benefits, information hardware, software and maintenance, office facilities, insurance, shareholder relations costs and other overhead.

STORE CLOSINGS AND ASSET IMPAIRMENTS
Store closing and asset impairment expenses include charges made against operating expenses for store related or other capital assets that have been written-off when a store is underperforming and generating negative cash flows. We evaluate our long-lived assets, including leaseholds and fixtures in existing stores and stores expected to be remodeled, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. Store assets are written off when we believe these costs will not be recovered through future operations.

QUARTERLY AND ANNUAL RESULTS
Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in comparable store sales, the timing, amount and effectiveness of advertising expenditures, any changes in sales return rates or warranty experience, the timing of new store openings and related expenses, net sales contributed by new stores, competitive factors, any disruptions in supplies or third-party service providers and general economic conditions, seasonality of sales and timing of QVC shows and wholesale sales and consumer confidence. Furthermore, a substantial portion of net sales is often realized in the last month of a quarter, due in part to our promotional schedule and commission structure. As a result, we may be unable to adjust spending in a timely manner, and our business, financial condition and operating results may be significantly harmed. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

COMPARISON OF THREE MONTHS ENDED APRIL 3, 2004 WITH THREE MONTHS ENDED MARCH 29, 2003

NET SALES
Net sales increased 37% to $140.0 million for the three months ended April 3, 2004 from $102.0 million for the three months ended March 29, 2003, due to a 24% increase in mattress unit sales and higher average selling prices. The average selling price per bed set in our company controlled channels was $1,815, an increase of approximately 15% over first quarter last year. The higher average selling price resulted primarily from improvements in product mix. The increase in mattress unit sales was driven predominantly by stronger than historical growth rates in sales to QVC and other wholesale partners.

The increase in net sales by sales channel was attributable to (i) a $27.0 million increase in sales from our retail stores, including an increase in comparable store sales of $19.8 million and an increase of $7.2 million from new stores, net of stores closed, (ii) a $3.7 million increase in direct marketing sales, (iii) a $2.2 million increase in sales through the Company's e-commerce channel and (iv) a $5.1 million increase in sales from the Company's wholesale channel.

GROSS PROFIT
Gross profit decreased to 61.5% for the three months ended April 3, 2004 from 62.7% for the three months ended March 29, 2003, primarily due to increased sales of adjustable foundations which are not manufactured by us and carry lower gross margins, channel mix, and increased utilization of our home delivery services.

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased 30% to $63.7 million for the three months ended April 3, 2004 from $48.9 million for the three months ended March 29, 2003 but decreased as a percentage of net sales to 45.5% from 48.0% for the comparable prior-year period. The $14.8 million increase was primarily due to additional media investments, sales-based incentive compensation, and increased occupancy costs. The decrease as a percentage of net sales was comprised primarily of a 1.1 percentage point (ppt) increase in media investments offset by a 1.0 ppt decrease in sales compensation costs, a 1.0 ppt decrease in occupancy costs, a 1.0 ppt decrease in other marketing costs and 0.3 ppt decrease in field management and support costs. With additional sales growth, we expect sales and marketing expenses as a percentage of net sales to continue to decline as we achieve greater leverage from our base sales compensation and occupancy costs while reinvesting some of these leverage benefits into higher levels of media investments and training.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative (G&A) expenses increased 28% to $10.6 million for the three months ended April 3, 2004 from $8.3 million for the three months ended March 29, 2003 but decreased as a percentage of net sales to 7.6% from 8.1% for the prior-year period. The dollar increase in G&A was comprised primarily of increased compensation expenses related to additional headcount and from occupancy costs. We expect G&A growth rates to continue to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base.

STORE CLOSINGS AND ASSET IMPAIRMENT EXPENSES
Store closing and asset impairment expense decreased $74,000 to $0 for the three months ended April 3, 2004. The entire amount represents impairments related to store closures.

OTHER INCOME (EXPENSE), NET
Other income (expense) increased $263,000 to $312,000 for the three months ended April 3, 2004 from $49,000 for the three months ended March 29, 2003. The improvement is primarily due to increased interest income reflecting higher balances of invested cash.

INCOME TAX EXPENSE
Income tax expense increased $2.1 million to $4.6 million for the three months ended April 3, 2004 from $2.5 million for the three months ended March 29, 2003. The effective tax rate was 38.5% in 2004 and 38.0% in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of April 3, 2004, we had cash and marketable securities of $84.1 million, $39.8 million classified as a current asset. As of January 3, 2004, cash and marketable securities totaled $75.1 million, $74.0 million classified as current. Net working capital totaled $21.4 million as of April 3, 2004 compared to $54.0 million for 2003. The decrease in net working capital was due to a shift to longer-term investments which are reported as non-current assets. The $9.0 million improvement in cash balances was the result of generating $5.9 million of operating free cash flow ($11.3 million of cash provided by operating activities, reduced by $5.4 million of capital expenditures) and $3.2 million of cash provided by financing activities. Cash from financing activities was primarily comprised of cash received from option and warrant exercises and shares purchased by employees as part of an employee share purchase program, offset by purchases of stock made by us as part of our ongoing common stock repurchase program. We expect to continue to generate positive cash flows from operations in the future, while not anticipating any significant additional working capital requirements due to our advantaged business model which requires low levels of inventory and other working capital assets.

We generated cash from operations for the three months ended April 3, 2004 and March 29, 2003 of $11.3 million and $10.9 million, respectively. The $0.4 million year-to-year improvement in cash from operations resulted primarily from improved operating income in 2004 partially offset by increases in income taxes due, as we utilized substantially all net operating loss carryforwards ("NOLs") in 2003, and an increase in accounts receivable balances due to QVC shows occurring late in the first quarter.

Capital expenditures amounted to $5.4 million for the three months ended April 3, 2004, compared to $4.7 million for the three months ended March 29, 2003. In both periods our capital expenditures related primarily to new and remodeled retail stores and investments in information technology ("IT"). The majority of the year over year increase in capital expenditures relates to investments in retail stores. In the first quarter of 2004 we opened 9 retail stores, while in the first quarter of 2003 we opened 2 stores. We anticipate opening an additional 15 to 20 new stores while upgrading the marquee and design of approximately 133 stores. We will fund the investment in new and upgraded stores with capital generated from operations. We expect our new stores to be cash flow positive within the first twelve months of operation and, as a result, do not anticipate a negative effect on net cash provided by operations.

Net cash provided by financing activities totaled $3.2 million for the three months ended April 3, 2004, an increase of $4.5 million compared to cash used in financing activities during the three months ended March 29, 2003. The $4.5 million increase in cash from financing activities was comprised of an increase of $2.9 million received for exercises of stock options and warrants and for employee purchases of common stock and a $1.6 million decrease in purchases of common stock by us under our board-authorized common stock repurchase program. Purchases of additional Select Comfort stock may be made from time-to-time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate or other purposes. We may terminate or limit the stock repurchase at any time.

Management believes that cash generated from operations will be a sufficient source of liquidity for the short- and long- term and should provide adequate capital for capital expenditures and common stock repurchases, if any. In addition, our advantaged business model, which can operate with minimal working capital, does not require significant additional capital to fund operations. In 2003 we obtained a $15 million bank revolving line of credit to provide additional cash flexibility in the case of unexpected significant external or internal developments. The line of credit is a three-year senior secured revolving facility. The interest rate on borrowings is calculated using LIBOR plus 1.50% to 2.25% with the incremental rate dependent on our leverage ratio, as defined by the lender. We are subject to certain financial covenants under the agreement, principally consisting of minimum liquidity requirements, working capital and leverage ratios. We have remained in full compliance with the financial covenants from the date the agreement was originated. We currently have no borrowings outstanding under this credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. The accounting policies discussed below are considered critical because changes to certain judgments and assumptions inherent in these policies could materially affect the financial statements.

Our critical accounting policies relate to revenue recognition, accrued sales returns, accrued warranty costs and impairment of long-lived assets and long-lived assets to be disposed of by us.

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. Our significant policy that involves the selection of an alternative method is accounting for stock options.

STOCK-BASED COMPENSATION

Two alternative methods exist for accounting for stock options: the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized in the financial statements for options granted to employees, or for the discount feature of our employee stock purchase plan.

REVENUE RECOGNITION

We record revenue at the time product is shipped to our customer, except when beds are delivered and set up by our home delivery employees, in which case revenue is recorded at the time the bed is delivered and set up in the home.

ACCRUED SALES RETURNS

We reduce sales at the time revenue is recognized for estimated returns. This estimate is based on historical return rates, which are reasonably consistent from period to period. If actual returns vary from expected rates, revenue in future periods is adjusted, which could have a material adverse effect on future results of operations.

ACCRUED WARRANTY COSTS

The estimated costs to service warranty claims of customers is included in cost of sales. This estimate is based on historical claim rates during the warranty period. Because this estimate covers an extended period of time, a revision of estimated claim rates could result in a significant adjustment of estimated future costs of fulfilling warranty commitments. An increase in estimated claim rates could have a material adverse effect on future results of operations.

STORE CLOSING AND ASSET IMPAIRMENT EXPENSES

We evaluate our long-lived assets, including leaseholds and fixtures in existing stores, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. Store assets are written off when we believe these costs will not be recovered through future operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments. The counterparties to our investments consist of government agencies and various major corporations of investment-grade credit standing. The Company does not believe there is significant risk of non-performance by these counterparties because the Company limits the amount of credit exposure to any one financial institution and any one type of investment.

In addition, our investments carry fixed interest rates which, in an increasing interest rate environment, would result in unrealized losses in our investment portfolio. The Company limits this interest rate risk by designating this portfolio as "held-to-maturity" and by managing the short-term liquidity needs of the business by matching investment duration to liquidity needs.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 13, 2003, a lawsuit was filed against the Company in Superior Court of the State of California, County of Ventura. The suit was subsequently amended on September 18, 2003. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The complaint seeks judgment for unpaid overtime compensation alleged to exceed $1,000,000, together with related penalties, restitution, attorneys' fees and costs. We are investigating the allegations in the complaint and intend to vigorously defend this litigation. As this case is in the early stages of discovery, the financial impact to the Company, if any, cannot be predicted.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a) - (d) Not applicable.

          (e)     Registrant Purchases of Equity Securities

                                                                 (C) TOTAL
                                                                  NUMBER OF       (D) MAXIMUM
                                                                  SHARES (OR       NUMBER (OR
                                                                   UNITS)          APPROXIMATE
                                                                 PURCHASED AS    DOLLAR VALUE) OF
                                 (A) TOTAL                        PART OF        SHARES (OR UNITS)
                                 NUMBER OF      (B) AVERAGE       PUBLICLY       THAT MAY YET BE
                                 SHARES (OR      PRICE PAID       ANNOUNCED      PURCHASED UNDER
                                  UNITS)         PER SHARE        PLANS OR        THE PLANS OR
              PERIOD            PURCHASED(1)     (OR UNIT)       PROGRAMS (2)       PROGRAMS
        --------------------    -------------   ------------    -------------    ---------------
        January 4, 2004 -                140       $25.15                -        $11,693,000
          January 31, 2004
        February 1, 2004 -
          February 28, 2004           14,952        24.25           10,000         12,333,000
        February 29, 2004
          - April 3, 2004                274        26.92                -         15,006,000
                                -------------                   -------------    ---------------
        Total                         15,366       $24.31           10,000        $15,006,000

          (1) Includes 5,366 shares acquired in open market transactions by the administrator of the Company's non-qualified deferred compensation plan in order to accommodate investment elections of plan participants.

          (2) In February 2003, the Company announced that the Board of Directors had authorized the use of up to $12.5 million for the repurchase of shares of the Company's common stock. This authorization was subsequently modified to allow for the use of a formula specified amount based on certain minimum cash levels, for the repurchase of shares. The Audit Committee of the Board of Directors reviews, on a quarterly basis, the authority granted as well as any repurchases under this program. This authorization is currently not subject to expiration.

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

        (b)    Reports on Form 8-K

               During the quarter ended April 3, 2004, Current Reports on Form 8-K consisted of the following:

               (i) Current Report furnished under Item 12 of Form 8-K on January 9, 2004, announcing net sales for the fourth quarter and full year ended January 3, 2004.

               (ii) Current Report furnished under Item 7, 9, and 12 of Form 8-K on January 14, 2004, providing slides that were presented at an investor conference on January 14, 2004 and January 16, 2004.

               (iii) Current Report furnished under Item 12 of Form 8-K on
                    February 10, 2004, announcing comments on results for the fourth quarter and year-ended January 3, 2004 and earnings guidance for first quarter 2004.

               (iv) Current Report furnished under Item 12 of Form 8-K on March
                    1, 2004, announcing sponsorship of the Home Design Show in Minneapolis.

               (v) Current Report furnished under Item 12 of Form 8-K on March 4, 2004, announcing election of Brenda Lauderback to the board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SELECT COMFORT CORPORATION



                               /s/ William R. McLaughlin
                               -------------------------------------------
May 13, 2004                   William R. McLaughlin
                               President and Chief Executive Officer
                               (principal executive officer)




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