Form 10-Q
period 2004-07-03
SELECT COMFORT CORP
filed 2004-08-12
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended July 3, 2004


                           COMMISSION FILE NO. 0-25121

                            -------------------------



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

As of July 3, 2004, 36,671,441 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                        PAGE NO.


PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         July 3, 2004 and January 3, 2004....................................  3

         Consolidated Statements of Operations
         for the Three Months and Six Months ended
         July 3, 2004 and June 28, 2003......................................  4

         Consolidated Statements of Cash Flows
         for the Six Months ended
         July 3, 2004 and June 28, 2003......................................  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 16

Item 4.  Disclosure Controls and Procedures.................................. 16

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 17

Item 2.    Changes in Securities and Use of Proceeds......................... 17

Item 3.    Defaults Upon Senior Securities................................... 17

Item 4.    Submission of Matters to a Vote of Security Holders............... 18

Item 5.    Other Information................................................. 18

Item 6.    Exhibits and Reports on Form 8-K.................................. 19

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   (UNAUDITED)
                                                                     JULY 3,       JANUARY 3,
                                                                       2004           2004
                                                                   -------------  --------------
                              ASSETS
Current assets:
   Cash and cash equivalents                                          $ 29,167       $ 24,725
   Marketable securities - current (note 2)                             14,127         49,322
   Accounts receivable, net of allowance for doubtful
     accounts of $704 and $619                                           9,133          6,823
   Inventories (note 3)                                                 14,312         12,381
   Prepaid expenses                                                      7,776          5,244
   Deferred tax assets                                                   6,672          6,039
                                                                   -------------  --------------
       Total current assets                                             81,187        104,534

Marketable securities - non-current (note 2)                            44,778          1,071
Property and equipment, net                                             40,114         36,134
Deferred tax assets                                                      6,298          5,620
Other assets                                                             3,650          3,343
                                                                   -------------  --------------
       Total assets                                                  $ 176,027       $150,702
                                                                   =============  ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $ 21,962      $  14,773
   Consumer prepayments                                                  6,952          5,970
   Accruals:
    Sales returns                                                        4,053          3,469
    Compensation and benefits                                           11,918         16,579
    Taxes and withholding                                                3,095          3,661
    Other                                                                5,379          6,110
                                                                   -------------  --------------
       Total current liabilities                                        53,359         50,562

Accrued warranty costs                                                   1,905          2,557
Other liabilities                                                        5,174          4,821
                                                                   -------------  --------------
       Total liabilities                                                60,438         57,940
                                                                   -------------  --------------

Shareholders' equity (notes 4 and 5):
   Undesignated preferred stock; 5,000,000 shares authorized,
     no shares issued and outstanding                                        -              -
   Common stock, $.01 par value; 95,000,000 shares authorized,
     36,671,441 and 35,769,606 shares issued and outstanding,              367            358
     respectively
   Additional paid-in capital                                          114,742        104,085
   Unearned compensation                                                (1,974)          (877)
   Retained earnings (accumulated deficit)                               2,454        (10,804)
                                                                   -------------  --------------
       Total shareholders' equity                                      115,589         92,762
                                                                   -------------  --------------
       Total liabilities and shareholders' equity                    $ 176,027       $150,702
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


                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                           ---------------------------- -----------------------------
                                              JULY 3,       JUNE 28,       JULY 3,        JUNE 28,
                                               2004           2003           2004           2003
                                           -------------  ------------- -------------- --------------

Net sales                                    $124,720       $101,993       $264,683       $203,951
Cost of sales                                  47,806         38,920        101,735         76,977
                                           -------------  ------------- -------------- --------------
   Gross profit                                76,914         63,073        162,948        126,974
                                           -------------  ------------- -------------- --------------
Operating expenses:
   Sales and marketing                         57,638         46,284        121,358         95,201
   General and administrative                  10,050          9,209         20,684         17,510
   Store closings and asset impairments             -           (15)              -             59
                                           -------------  ------------- -------------- --------------
       Total operating expenses                67,688         55,478        142,042        112,770
                                           -------------  ------------- -------------- --------------
Operating income                                9,226          7,595         20,906         14,204
                                           -------------  ------------- -------------- --------------
Other income (expense):
   Interest income                                340            137            652            250
   Interest expense                                 -            (53)             -           (141)
   Other, net                                       -              -              -             24
                                           -------------  ------------- -------------- --------------
       Other income (expense), net                340             84            652            133
                                           -------------  ------------- -------------- --------------
Income before income taxes                      9,556          7,679         21,558         14,337
Income tax expense                              3,683          2,918          8,300          5,448
                                           -------------  ------------- -------------- --------------
Net income                                   $  5,883       $  4,761       $ 13,258       $  8,889
                                           =============  ============= ============== ==============

Net income per share (note 4) - basic          $ 0.16         $ 0.15         $ 0.37         $ 0.28
                                           =============  ============= ============== ==============
Weighted average shares - basic                36,547         32,018         36,304         31,449
                                           =============  ============= ============== ==============

Net income per share (note 4) - diluted        $ 0.15         $ 0.12         $ 0.33         $ 0.23
                                           =============  ============= ============== ==============
Weighted average shares - diluted              40,236         38,778         40,101         38,492
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


                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                SIX MONTHS ENDED
                                                          -----------------------------
                                                             JULY 3,       JUNE 28,
                                                              2004           2003
                                                          -------------- --------------

Cash flows from operating activities:
   Net income                                                $ 13,258        $ 8,889
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                              6,741          5,155
     Amortization  of debt discount and deferred finance            -            130
       fees
     Non-cash compensation                                        183             30
     Loss on disposal of assets and impaired assets                 -             59
     Deferred tax (benefit) expense                            (1,311)         4,806
     Change in operating assets and liabilities:
       Accounts receivable, net                                (2,310)        (2,900)
       Inventories                                             (1,931)        (1,866)
       Prepaid expenses                                        (2,532)           424
       Other assets                                              (324)           (10)
       Accounts payable                                         7,189          4,147
       Accrued sales returns                                      584            174
       Accrued compensation and benefits                       (4,661)        (3,152)
       Accrued taxes and withholding                            4,177           (233)
       Consumer prepayments                                       982          2,417
       Other accruals and liabilities                          (1,030)           227
                                                          -------------- --------------
         Net cash provided by operating activities             19,015         18,297
                                                          -------------- --------------
Cash flows from investing activities:
   Purchases of property and equipment                        (10,704)       (10,313)
   Investments in marketable securities                       (54,768)       (17,706)
   Proceeds from maturity of marketable securities             46,256         14,717
                                                          -------------- --------------
         Net cash used in investing activities                (19,216)       (13,302)
                                                          -------------- --------------
Cash flows from financing activities:
   Principal payments on debt                                       -            (11)
   Repurchase of common stock                                    (240)        (1,834)
   Proceeds from issuance of common stock                       4,883          2,376
                                                          -------------- --------------
         Net cash provided by financing activities              4,643            531
                                                          -------------- --------------

Increase in cash and cash equivalents                           4,442          5,526
Cash and cash equivalents, at beginning of period              24,725         27,176
                                                          -------------- --------------
Cash and cash equivalents, at end of period                  $ 29,167       $ 32,702
                                                          ============== ==============


                 See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months and six months ended July 3, 2004 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of July 3, 2004 and January 3, 2004 and the results of operations and cash flows for the periods presented.

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

(2)  MARKETABLE SECURITIES

The Company invests its cash in highly liquid debt instruments issued by the US government and related agencies, municipalities and in corporate notes and commercial paper issued by companies with investment grade ratings. The Company's investments have an original maturity of up to 36 months with an average time to maturity of 18 months as of July 3, 2004. Investments with an original maturity of less than 90 days are classified as cash equivalents. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. The Company's marketable securities are classified as held-to-maturity and are carried at amortized cost. Marketable securities held at July 3, 2004 carried an amortized cost of $44.8 million and a fair value of $44.3 million.

(3)  INVENTORIES

Inventories consist of the following (in thousands):

                                                   JULY 3,      JANUARY 3,
                                                    2004           2004
                                                -------------- --------------

Raw materials                                       $  3,795       $  3,715
Work in progress                                         122            123
Finished goods                                        10,395          8,543
                                                -------------- --------------
                                                     $14,312        $12,381
                                                ============== ==============

                  SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  NET INCOME PER COMMON SHARE

The following computations reconcile reported net income with net income available to common shareholders per share-basic and diluted (in thousands, except per share amounts):


                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                      ------------------------------- ------------------------------
                                                 WEIGHTED    PER                 WEIGHTED     PER
            JULY 3, 2004                  NET    AVERAGE    SHARE        NET     AVERAGE     SHARE
            ------------                INCOME    SHARES    AMOUNT     INCOME     SHARES     AMOUNT
                                      ---------- --------- ---------- ---------- --------- ---------

Net income                             $ 5,883                        $ 13,258

BASIC EPS
Net income available to common           5,883    36,547     $ 0.16     13,258    36,304    $ 0.37
shareholders
                                                           ==========                      =========

EFFECT OF DILUTIVE SECURITIES
   Options                                   -     2,334                     -     2,427
   Common stock warrants                     -     1,355                     -     1,370
                                      ---------- ---------            ---------- ---------

DILUTED EPS
Net income available to common
    shareholders                       $ 5,883    40,236     $ 0.15   $ 13,258     40,101   $ 0.33
   plus assumed conversions
                                      ========== ========= ========== ========== ========= =========


                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                      ------------------------------- ------------------------------
                                                 WEIGHTED    PER                 WEIGHTED     PER
            JUNE 28, 2003                NET     AVERAGE    SHARE         NET    AVERAGE     SHARE
            -------------              INCOME     SHARES    AMOUNT      INCOME    SHARES     AMOUNT
                                      ---------- --------- ---------- ---------- --------- ----------

Net income                             $ 4,761                        $  8,889

BASIC EPS
Net income available to common           4,761    32,018     $ 0.15      8,889    31,449    $ 0.28
shareholders
                                                           ==========                      =========

EFFECT OF DILUTIVE SECURITIES
   Options                                   -     2,613                     -     2,481
   Common stock warrants                     -     3,787                     -     4,019
   Convertible debt                         27       360                    81       543
                                      ---------- ---------            --------- ----------

DILUTED EPS
Net income available to common
    shareholders                       $ 4,788    38,778     $ 0.12   $  8,970    38,492    $ 0.23
   plus assumed conversions
                                      ========== ========= ========== ========= ========== =========

Additional potentially dilutive securities totaling 28,000 and 54,000 for the three- and six-month periods ended July 3, 2004 and 643,000 and 631,000 for the three- and six-month periods ended June 28, 2003, have been excluded from diluted EPS because these securities' exercise price was greater than the average market price of the Company's common shares.

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

                  SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had the Company determined compensation cost based on the fair value at the grant date for its stock options and employee stock purchase plan under an alternative accounting method, the Company's net income would have been adjusted as outlined below (in thousands, except per share amounts):

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                           ---------------------------  --------------------------
                                              JULY 3,      JUNE 28,       JULY 3,      JUNE 28,
                                               2004          2003           2004         2003
                                           ------------- -------------  ------------ -------------
Net income, as reported                     $ 5,883        $ 4,761       $13,258       $ 8,889
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                     (760)          (729)       (1,434)       (1,376)
                                           ------------- -------------  ------------ -------------
Pro forma net income                        $ 5,123        $ 4,032       $11,824       $ 7,513
                                           ============= =============  ============ =============
Income per share
        Basic - as reported                 $   0.16       $  0.15       $  0.37       $  0.28
        Basic - pro forma                   $   0.14       $  0.13       $  0.33       $  0.24

        Diluted - as reported               $   0.15       $  0.12       $  0.33       $  0.23
        Diluted - pro forma                 $   0.13       $  0.10       $  0.29       $  0.20

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                           ---------------------------  ---------------------------
                                              JULY 3,      JUNE 28,       JULY 3,      JUNE 28,
                                               2004          2003           2004         2003
                                           ------------- -------------  ------------- -------------
Expected dividend yield....................       0%            0%             0%           0%
Expected stock price volatility............      55%           90%            55%          90%
Risk-free interest rate....................     2.0%          2.0%           2.0%         2.0%
Expected life in years.....................     3.6           3.6            3.6          3.6
Weighted-average fair value at grant date..   $10.22         $9.13         $10.41        $6.04

The Company issued restricted stock awards to certain employees in conjunction with its stock-based compensation plan. The shares vest between five and ten years from the date of issuance based on continued employment. Compensation expense related to restricted stock awards is based upon the market price at date of grant and is charged to earnings on a straight-line basis over the vesting period. 153,500 shares of restricted stock were outstanding as of July 3, 2004. Total compensation expense related to restricted stock was $183,000 and $30,000 for the six month period ended July 3, 2004 and June 28, 2003, respectively.

(6)  LITIGATION

On August 13, 2003, a lawsuit was filed against the Company in Superior Court of the State of California, County of Ventura. The suit was subsequently amended on September 18, 2003. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The complaint seeks judgment for unpaid overtime compensation alleged to exceed $1.0 million, together with related penalties, restitution, attorneys' fees and costs. We are investigating the allegations in the complaint and intend to vigorously defend this litigation. As this case is in the early stages of discovery, the financial impact to the Company, if any, cannot be predicted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2004, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE:

o    GENERAL AND INDUSTRY ECONOMIC TRENDS,
o    UNCERTAINTIES ARISING FROM DOMESTIC AND GLOBAL EVENTS,
o    CONSUMER CONFIDENCE AND SPENDING,
o    THE  EFFECTIVENESS  AND  EFFICIENCY  OF  OUR  ADVERTISING  AND  PROMOTIONAL
     EFFORTS,
o ADVERTISING RATES AND THE VOLATILITY OF ADVERTISING RATES DURING THE OLYMPIC GAMES AND ELECTION SEASON,
o    CONSUMER ACCEPTANCE OF OUR PRODUCTS AND SLEEP TECHNOLOGY,
o    INDUSTRY COMPETITION,
o    OUR ABILITY TO SECURE SUITABLE RETAIL LOCATIONS,
o    WARRANTY EXPENSES,
o    CALIFORNIA WAGE AND HOUR LITIGATION,
o    OUR DEPENDENCE ON SIGNIFICANT SUPPLIERS OR SINGLE SOURCES OF SUPPLY,
o THE VULNERABILITY OF ANY SUPPLIERS TO RECESSIONARY PRESSURES, LIQUIDITY CONCERNS OR OTHER FACTORS,
o GOVERNMENTAL REGULATION, INCLUDING ANTICIPATED FUTURE REGULATION OF DIRECT MARKETING TELEPHONE SOLICITATIONS AND BEDDING FLAMMABILITY STANDARDS,
o    INFLATION OF COMMODITY OR DELIVERY COSTS, AND
o RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER PERIODIC REPORTS FILED WITH THE SEC.

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

The proportion of our total net sales, by dollar volume, from each of our channels is summarized as follows:

                                Three Months Ended   Six Months Ended
                                ------------------- -------------------
                                 7/3/04   6/28/03    7/3/04   6/28/03
                                --------- --------- --------- ---------
       Stores                     77%       77%       77%       78%
       Direct Call Center         12%       13%       12%       13%
       E-commerce                  5%        4%        5%        4%
       Wholesale                   6%        6%        6%        5%

The growth rates of each distribution channel are as follows:

                                Three Months Ended    Six Months Ended
                                ------------------- -------------------
                                 7/3/04   6/28/03    7/3/04   6/28/03
                                Channel   Channel   Channel   Channel
                                inc(dec)  inc(dec)  inc(dec)  inc(dec)
                                --------- --------- --------- ---------
       Retail:
          Comparable store sales   14%       34%       20%       32%
          New/closed stores, net    8%        4%        8%        3%
                                  ----      ----      ----      ----
               Retail total        22%       38%       28%       35%
       Direct marketing            13%       17%       20%       15%
       E-commerce                  32%       23%       43%       26%
       Wholesale                   34%        6%       75%      (8)%

The number of company-operated retail locations is summarized as follows:

                                Three Months Ended    Six Months Ended
                                ------------------- -------------------
                                 7/3/04   6/28/03    7/3/04   6/28/03
                                --------- --------- --------- ---------
       Beginning of period          351       323       344       322
       Opened                        12        10        21        12
       Closed                        (3)       (1)       (5)       (2)
                                --------- --------- --------- ---------
       End of period                360       332       360       332
                                ========= ========= ========= =========

We anticipate opening 9 new retail stores during the remainder of 2004. We do not anticipate closing any additional stores in 2004. However the term of our agreement with Bed, Bath & Beyond, representing 13 stores in leased departments, expires August 31, 2004 and we are currently evaluating the extension of this arrangement. These stores represented less than 2% of revenue in 2003.

Our growth plans are centered on increasing the awareness of our products and stores through expansion of media, increasing distribution - primarily through new retail store openings, and expanding and improving our product lines. Our primary market consists of consumers in the U.S. domestic market.

On May 21, 2004, we entered into an agreement with Radisson Hotels. We expect revenue over the contract term of $40 million to $60 million with ultimate revenues dependent upon order volumes from individual Radisson franchisees. While we expect margins from these incremental sales to be in the single digits, we believe the added exposure to consumers provides an opportunity for additional incremental sales through our existing higher margin channels.

In August 2004 a local Minneapolis news story reported the potential for mold formation within our mattresses. Consumer response to these reports could impact future sales trends and warranty costs. Our response to customer calls resulting from this story has increased our warranty costs by approximately $60,000 to date. Historically, warranty claims associated with mold have affected less than 1% of our customer base annually at an annual cost of less than $200,000. While we believe our warranty reserves are adequate to address this issue, we will continue to monitor claims activity and make future adjustments to our warranty reserves, if appropriate.

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

                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                        --------------------------------- --------------------------------
                                         JULY 3, 2004     JUNE 28, 2003    JULY 3, 2004    JUNE 28, 2003
                                        ---------------- ---------------- ---------------  ---------------

Net sales                                $124.7   100.0%  $102.0   100.0%  $264.7  100.0%   $204.0  100.0%
Cost of sales                              47.8    38.3%    38.9    38.2%   101.7   38.4%     77.0   37.7%
                                        -------  ------- ------- -------- ------- -------  ------- -------
   Gross profit                            76.9    61.7%    63.1    61.8%   162.9   61.6%    127.0   62.3%
                                        -------  ------- ------- -------- ------- -------  ------- -------
Operating expenses:
   Sales and marketing                     57.6    46.2%    46.3    45.4%   121.4   45.9%     95.2   46.7%
   General and administrative              10.0     8.1%     9.2     9.0%    20.7    7.8%     17.5    8.6%
   Store closings and asset impairments     0.0     0.0%     0.0     0.0%     0.0    0.0%      0.1    0.0%
                                        -------  ------- ------- -------- ------- -------  ------- -------
       Total operating expenses            67.7    54.3%    55.5    54.4%   142.0   53.7%    112.8   55.3%
                                        -------  ------- ------- -------- ------- -------  ------- -------
Operating income                            9.2     7.4%     7.6     7.4%    20.9    7.9%     14.2    7.0%
Other income (expense), net                 0.3     0.3%     0.1     0.1%     0.7    0.2%      0.1    0.1%
                                        -------  ------- ------- -------- ------- -------  ------- -------
Income before income taxes                  9.6     7.7%     7.7     7.5%    21.6    8.1%     14.3    7.1%
Income tax expense                          3.7     3.0%     2.9     2.8%     8.3    3.1%      5.4    2.7%
                                        -------  ------- ------- -------- ------- -------  ------- -------
Net income                                  5.9     4.7%  $  4.8     4.7%  $ 13.3    5.0%  $   8.9    4.4%
                                        =======  ======= ======= ======== ======= =======  ======= =======

Net income per share:
    Basic                                  $  0.16          $  0.15          $  0.37          $  0.28
    Diluted                                $  0.15          $  0.12          $  0.33          $  0.23
Weighted-average number of common shares:
    Basic                                    36.5             32.0             36.3             31.4
    Diluted                                  40.2             38.8             40.1             38.5

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

SALES AND MARKETING EXPENSES
Sales and marketing expenses include advertising and media production, other marketing and selling materials such as brochures, videos, customer mailings and in-store signage, sales compensation, store occupancy costs and customer service. We expense all store opening and advertising costs as incurred, except for production costs and advance payments, which are deferred and expensed from the time the advertisement is first run. Advertising expense was $18.8 million and $40.3 million for the three and six months ended July 3, 2004 as compared to $12.7 million and $27.3 million for the three and six months ended June 28, 2003. Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to our points of sale.

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

COMPARISON OF THREE MONTHS ENDED JULY 3, 2004 WITH THREE MONTHS
ENDED JUNE 28, 2003

NET SALES
Net sales increased 22% to $124.7 million for the three months ended July 3, 2004 from $102.0 million for the three months ended June 28, 2003, due to a 10% increase in mattress unit sales and higher average selling prices. The average selling price per bed set in our company controlled channels was $1,867, an increase of approximately 13% over second quarter last year. The higher average selling price resulted primarily from growth in unit sales at higher price points and a decline in unit sales at lower price points. The increase in mattress unit sales was driven predominately by sales from new stores and by sales to wholesale partners while the growth rate of units within same stores slowed in comparison to prior periods.


The increase in net sales by sales channel was attributable to (i) a $17.6 million increase in sales from our retail stores, including an increase in comparable store sales of $10.8 million and an increase of $6.8 million from new stores, net of stores closed, (ii) a $1.8 million increase in direct marketing sales, (iii) a $1.4 million increase in sales through the Company's e-commerce channel and (iv) a $2.0 million increase in sales from the Company's wholesale channel.

GROSS PROFIT

Gross profit decreased to 61.7% for the three months ended July 3, 2004 from 61.8% for the three months ended June 28, 2003, primarily due to increases in gross margins resulting from sales of higher priced bed models, offset by decreases in gross margin attributable to increased sales of adjustable foundations, increased utilization of our home delivery services and channel mix.

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased 24% to $57.6 million for the three months ended July 3, 2004 from $46.3 million for the three months ended June 28, 2003 and increased as a percentage of net sales to 46.2% from 45.4% for the comparable prior-year period. The $11.3 million increase was primarily due to additional media investments, sales-based incentive compensation, and increased occupancy costs. The increase as a percentage of net sales was comprised primarily of a 2.6 percentage point (ppt) increase in media investments offset by a 1.8 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales. With additional sales growth, we expect sales and marketing expenses as a percentage of net sales to decline as we achieve greater leverage from our base sales compensation and occupancy costs while reinvesting some of these leverage benefits into higher levels of media investments and training.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative (G&A) expenses increased 9% to $10.0 million for the three months ended July 3, 2004 from $9.2 million for the three months ended June 28, 2003 but decreased as a percentage of net sales to 8.1% from 9.0% for the prior-year period. The dollar increase in G&A was comprised primarily of increased compensation and benefits expenses related to additional headcount and from additional depreciation from infrastructure investments. We expect G&A growth rates to continue to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base.

OTHER INCOME (EXPENSE), NET
Other income (expense) increased $256,000 to $340,000 for the three months ended July 3, 2004 from $84,000 for the three months ended June 28, 2003. The improvement is primarily due to increased interest income reflecting higher balances of invested cash.

INCOME TAX EXPENSE
Income tax expense increased $0.8 million to $3.7 million for the three months ended July 3, 2004 from $2.9 million for the three months ended June 28, 2003. The effective tax rate was 38.5% in 2004 and 38.0% in 2003.

COMPARISON OF SIX MONTHS ENDED JULY 3, 2004 WITH SIX MONTHS ENDED JUNE 28, 2003

NET SALES
Net sales increased 30% to $264.7 million for the six months ended July 3, 2004 from $204.0 million for the six months ended June 28, 2003, due to a 17% increase in mattress unit sales and higher average selling prices. The average selling price per bed set in our company controlled channels was $1,839, an increase of approximately 14% over the six month average selling price last year. The higher average selling price resulted primarily from growth in unit sales at higher price points and a decline in unit sales at lower price points. The increase in mattress unit sales was driven predominately by sales from new stores, and by sales to QVC and other wholesale partners while the growth rate of units within same stores slowed in comparison to prior periods.

The increase in net sales by sales channel was attributable to (i) a $44.5 million increase in sales from our retail stores, including an increase in comparable store sales of $30.7 million and an increase of $13.8 million from new stores, net of stores closed, (ii) a $5.6 million increase in direct marketing sales, (iii) a $3.6 million increase in sales through the Company's e-commerce channel and (iv) a $7.1 million increase in sales from the Company's wholesale channel.

GROSS PROFIT
Gross profit decreased to 61.6% for the six months ended July 3, 2004 from 62.3% for the six months ended June 28, 2003, primarily due to increases in gross margins resulting from sales of higher priced bed models, offset by decreases in gross margin attributable to increased sales of adjustable foundations, channel mix, and increased utilization of our home delivery services.

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased 28% to $121.4 million for the six months ended July 3, 2004 from $95.2 million for the six months ended June 28, 2003 and decreased as a percentage of net sales to 45.9% from 46.7% for the comparable prior-year period. The $26.2 million increase was primarily due to additional media investments, sales-based incentive compensation, and increased occupancy costs. The decrease as a percentage of net sales was comprised primarily of a
1.9 percentage point (ppt) increase in media investments offset by a 2.7 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative (G&A) expenses increased 18% to $20.7 million for the six months ended July 3, 2004 from $17.5 million for the six months ended June 28, 2003 but decreased as a percentage of net sales to 7.8% from 8.6% for the prior-year period. The dollar increase in G&A was comprised primarily of increased compensation and benefits expenses related to additional headcount and from additional depreciation from infrastructure investments.

STORE CLOSINGS AND ASSET IMPAIRMENT EXPENSES
Store closing and asset impairment expense decreased from a $59,000 expense for the six months ended June 28, 2003 to $0 for the six months ended July 3, 2004. In 2003, the entire $59,000 expense represents impairments related to store closures.

OTHER INCOME (EXPENSE), NET
Other income (expense) increased $519,000 to $652,000 for the six months ended July 3, 2004 from $133,000 for the six months ended June 28, 2003. The improvement is primarily due to increased interest income reflecting higher balances of invested cash.

INCOME TAX EXPENSE
Income tax expense increased $2.9 million to $8.3 million for the six months ended July 3, 2004 from $5.4 million for the six months ended June 28, 2003. The effective tax rate was 38.5% in 2004 and 38.0% in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of July 3, 2004, we had cash and marketable securities of $88.1 million, $43.3 million classified as a current asset. As of January 3, 2004, cash and marketable securities totaled $75.1 million, $74.0 million classified as current. Net working capital totaled $27.8 million as of July 3, 2004 compared to $54.0 million for 2003. The decrease in net working capital was due to a shift to longer-term investments which are reported as non-current assets. The $13.0 million improvement in cash balances was the result of generating $8.3 million of operating free cash flow ($19.0 million of cash provided by operating activities, reduced by $10.7 million of capital expenditures) and $4.6 million of cash provided by financing activities. Cash from financing activities was primarily comprised of cash received from option and warrant exercises and shares purchased by employees as part of an employee share purchase program, offset by purchases of stock made by us as part of our ongoing common stock repurchase program. We expect to continue to generate positive cash flows from operations in the future, while not anticipating any significant additional working capital requirements due to our advantaged business model which requires low levels of inventory and other working capital assets.

We generated cash from operations for the six months ended July 3, 2004 and June 28, 2003 of $19.0 million and $18.3 million, respectively. The $0.7 million year-to-year improvement in cash from operations resulted primarily from improved operating income in 2004 largely offset by increases in income taxes paid, reflecting the utilization of substantially all net operating loss carryforwards ("NOLs") in 2003.

Capital expenditures amounted to $10.7 million for the six months ended July 3, 2004, compared to $10.3 million for the six months ended June 28, 2003. In both periods our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. The majority of the year over year increase in capital expenditures relates to investments in retail stores. In the first half of 2004 we opened 21 retail stores, while in the first half of 2003 we opened 12 stores. We anticipate opening 9 additional stores in 2004 while completing the marquee and design upgrade of approximately 130 stores by the end of the third quarter. We will fund the investment in new and upgraded stores with cash on hand and cash generated from operations. We expect our new stores to be cash flow positive within the first 12 months of operation and, as a result, do not anticipate a negative effect on net cash provided by operations.

Net cash provided by financing activities totaled $4.6 million for the six months ended July 3, 2004, compared to $0.5 million for the six months ended June 28, 2003. The $4.1 million increase in cash from financing activities was comprised of an increase of $2.5 million received for exercises of stock options and warrants and for employee purchases of common stock and a $1.6 million decrease in purchases of common stock by us under our board-authorized common stock repurchase program. During the third quarter of 2004 (through August 10, 2001)we used approximately $14.6 million dollars for the repurchase of shares under this program. Additional purchases of Select Comfort stock may be made from time-to-time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate or other purposes. We may terminate or limit the stock repurchase program at any time.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 13, 2003, a lawsuit was filed against the Company in Superior Court of the State of California, County of Ventura. The suit was subsequently amended on September 18, 2003. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The complaint seeks judgment for unpaid overtime compensation alleged to exceed $1.0 million, together with related penalties, restitution, attorneys' fees and costs. We are investigating the allegations in the complaint and intend to vigorously defend this litigation. As this case is in the early stages of discovery, the financial impact to the Company, if any, cannot be predicted.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a) - (d) Not applicable.

(e)     Registrant Purchases of Equity Securities

                                                                (c) Total
                                                                 Number          (d) Maximum
                                                                 of Shares        Number (or
                                                                (or Units)         Approximate
                                                                Purchased as     Dollar Value) of
                                 (a) Total                      Part of          shares (or Units)
                                 Number of      (b) Average     Publicly         that May Yet Be
                                 Shares (or     Price Paid      Announced        Purchased Under
                                   Units)       per Share        Plans or          the Plans or
              Period             Purchased(1)    (or Unit)      Programs (2)        Programs
        --------------------    -------------   ------------    -------------    ---------------
        April 4, 2004 -
           May 1, 2004                   177       $28.23                -        $14,991,000
        May 2, 2004 -
           May 29, 2004                  457        20.15                -         16,464,000
        May 30, 2004 -
           July 3, 2004                  161        17.66                -         15,344,000
                                -------------
        Total                            795       $21.44                -

         (1) Includes 795 shares acquired in open market transactions by the administrator of the Company's non-qualified deferred compensation plan in order to accommodate investment elections of plan participants.

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

         During the period from July 4, 2004 through August 10, 2004, the Company repurchased approximately 793,000 shares at a total cost of approximately $14.6 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Shareholders was held on May 20, 2004. The following individuals were elected as Directors of the Company at the Annual Meeting to serve for terms of three years expiring at the 2007 Annual Meeting of Shareholders or until their successors are elected and qualified. Shares voted in favor of these Directors and shares withheld were as follows:

        Thomas J. Albani
                              Shares For                   32,030,677
                              Shares Withheld               2,169,274

        David T. Kollat
                              Shares For                   33,067,008
                              Shares Withheld               1,132,943

        William R. McLaughlin
                              Shares For                   33,472,862
                              Shares Withheld                 727,089

        In addition to the Directors named above, the following Directors' terms continued after the Annual Meeting and will expire at the Annual Meeting of Shareholders in the year indicated below:

                                                            Term
                                  Name                     Expires
                             Christopher P. Kirchen         2005
                             Brenda J. Lauderback           2005
                             Michael A. Peel                2005
                             Jean-Michel Valette            2005
                             Patrick A. Hopf                2006
                             Trudy A. Rautio                2006
                             Ervin R. Shames                2006

        Shareholders approved the adoption of the 2004 Stock Incentive Plan. Shares voted in favor and against the plan were as follows:


                              Shares For                   20,254,407
                              Shares Against                8,789,706

        Shareholders also approved the appointment of KPMG LLP, certified public accountants, as independent auditors for the fiscal year ending January 1, 2005. Shares voted in favor and against this appointment were as follows:


                              Shares For                   33,485,767
                              Shares Against                  147,126

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS.

                 EXHIBIT
                 NUMBER    DESCRIPTION

                 10.1 Exclusive Supplier Agreement between Radisson Hotels International, Inc. and Select Comfort Corporation.*
                 10.2      Select Comfort Corporation 2004 Stock Incentive Plan.
                 31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                 31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                 32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                           Section 1350.
                 32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                           Section 1350.

               *Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

(b) REPORTS ON FORM 8-K

               During the quarter ended July 3, 2004, Current Reports on Form 8-K consisted of the following:

               (i) Current Report furnished under Item 12 of Form 8-K on April 9, 2004, announcing preliminary sales for the first quarter ended April 3, 2004.

               (ii) Current Report  furnished under Item 12 of Form 8-K on April
                    20, 2004, announcing results for the first quarter ended April 3, 2004 and earnings guidance for second quarter 2004.

               (iii)Current Report  furnished  under Item 7 and 9 of Form 8-K on
                    May 11, 2004, providing slides that were presented at an analyst day on May 10, 2004.

               (iv) Current Report furnished under Item 9 of Form 8-K on May 21,
                    2004, announcing election of president and chief executive officer to the additional position of chairman of the board and announcing results of the annual shareholder meeting held May 20, 2004.

               (v) Current Report furnished under Item 9 of Form 8-K on May 25, 2004, announcing exclusive brand agreement with Carlson Hotels Worldwide.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SELECT COMFORT CORPORATION



                                           /s/ William R. McLaughlin
                                           -------------------------------------
August 11, 2004                            William R. McLaughlin
                                           President and Chief Executive Officer
                                           (principal executive officer)




                                           /s/ James C. Raabe
                                           -------------------------------------
                                           James C. Raabe
                                           Senior Vice President and Chief
                                           Finacial Officer
                                           (principal financial and accounting
                                           officer)

                                  EXHIBIT INDEX

   EXHIBIT NUMBER                        DESCRIPTION

        10.1 Exclusive Supplier Agreement between Radisson Hotels International, Inc. and Select Comfort Corporation.*
        10.2          Select Comfort Corporation 2004 Stock Incentive
                      Plan.
        31.1          Certification of CEO pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002.
        31.2          Certification of CFO pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002.
        32.1          Certification of CEO pursuant to Section 906 of
                      the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                      1350.
        32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

               *Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.