Form 10-Q
period 2004-10-30
SELECT COMFORT CORP
filed 2004-11-12
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended October 2, 2004


                           COMMISSION FILE NO. 0-25121

                             -----------------------



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

As of October 2, 2004, 35,965,520 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                        Page No.
                                                                        --------


PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         October 2, 2004 and January 3, 2004.................................  3

         Consolidated Statements of Operations
         for the Three Months and Nine Months ended
         October 2, 2004 and September 27, 2003..............................  4

         Consolidated Statements of Cash Flows
         for the Nine Months ended
         October 2, 2004 and September 27, 2003..............................  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 16

Item 4.  Controls and Procedures............................................. 16

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 17

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....... 17

Item 3.    Defaults Upon Senior Securities................................... 18

Item 4.    Submission of Matters to a Vote of Security Holders............... 18

Item 5.    Other Information................................................. 18

Item 6.    Exhibits.......................................................... 18

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   (UNAUDITED)
                                                                    OCTOBER 2,     JANUARY 3,
                                                                       2004           2004
                                                                   -------------  --------------
                              ASSETS
Current assets:
   Cash and cash equivalents                                          $ 29,662       $ 24,725
   Marketable securities - current (note 2)                             26,320         49,322
   Accounts receivable, net of allowance for doubtful
     accounts of $662 and $619                                           7,621          6,823
   Inventories (note 3)                                                 17,637         14,110
   Prepaid expenses                                                      7,229          5,968
   Deferred tax assets                                                   7,387          6,039
                                                                   -------------  --------------
       Total current assets                                             95,856        106,987

Marketable securities - non-current (note 2)                            38,725          1,071
Property and equipment, net                                             41,014         36,134
Deferred tax assets                                                      7,603          5,620
Other assets                                                             3,624          3,343
                                                                   -------------  --------------
       Total assets                                                  $ 186,822       $153,155
                                                                   =============  ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $ 27,200      $  16,502
   Consumer prepayments                                                  5,861          5,970
   Accruals:
    Sales returns                                                        4,635          3,469
    Compensation and benefits                                           16,291         17,303
    Taxes and withholding                                                8,935          3,661
    Other                                                                6,640          6,110
                                                                   -------------  --------------
       Total current liabilities                                        69,562         53,015
Accrued warranty costs                                                   2,403          2,557
Other liabilities                                                        5,237          4,821
                                                                   -------------  --------------
       Total liabilities                                                77,202         60,393
                                                                   -------------  --------------



Shareholders' equity (notes 4 and 5):
   Undesignated preferred stock; 5,000,000 shares authorized,
     no shares issued and outstanding                                        -              -
   Common stock, $.01 par value; 95,000,000 shares authorized,
     35,965,520 and 35,769,606 shares issued and outstanding,              360            358
     respectively
   Additional paid-in capital                                          100,637        104,085
   Unearned compensation                                                (1,863)          (877)
   Retained earnings (accumulated deficit)                              10,486        (10,804)
                                                                   -------------  --------------
       Total shareholders' equity                                      109,620         92,762
                                                                   -------------  --------------
       Total liabilities and shareholders' equity                    $ 186,822       $153,155
                                                                   =============  ==============

                 See accompanying notes to consolidated financial statements.


                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                           ----------------------------  -----------------------------
                                             OCTOBER 2,   SEPTEMBER 27,   OCTOBER 2,    SEPTEMBER 27,
                                               2004           2003          2004           2003
                                           -------------  -------------  -------------  -------------
Net sales                                    $144,348       $117,400       $409,031       $321,351
Cost of sales                                  57,366         42,447        159,101        119,424
                                           -------------  -------------  -------------  -------------
   Gross profit                                86,982         74,953        249,930        201,927
                                           -------------  -------------  -------------  -------------
Operating expenses:
   Sales and marketing                         63,848         53,279        185,206        148,480
   General and administrative                  10,425         10,144         31,109         27,654
   Store closings and asset impairments             -              8              -             67
                                           -------------  -------------  -------------  -------------
       Total operating expenses                74,273         63,431        216,315        176,201
                                           -------------  -------------  -------------  -------------
Operating income                               12,709         11,522         33,615         25,726
                                           -------------  -------------  -------------  -------------
Other income (expense):
   Interest income                                351            148          1,003            398
   Interest expense                                 -            (15)             -           (156)
   Other, net                                       -              2              -             26
                                           -------------  -------------  -------------  -------------
       Other income (expense), net                351            135          1,003            268
                                           -------------  -------------  -------------  -------------
Income before income taxes                     13,060         11,657         34,618         25,994
Income tax expense                              5,028          4,430         13,328          9,878
                                           -------------  -------------  -------------  -------------
Net income                                   $  8,032       $  7,227       $ 21,290      $  16,116
                                           =============  =============  =============  =============

Net income per share (note 4) - basic        $   0.22       $   0.22       $   0.59      $    0.50
                                           =============  =============  =============  =============
Weighted average shares - basic                36,123         33,528         36,243         32,142
                                           =============  =============  =============  =============

Net income per share (note 4) - diluted      $   0.20       $   0.18       $   0.53      $    0.42
                                           =============  =============  =============  =============
Weighted average shares - diluted              39,313         39,576         39,880         38,929
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

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                          -----------------------------
                                                           OCTOBER 2,    SEPTEMBER 27,
                                                              2004           2003
                                                          -------------- --------------
Cash flows from operating activities:
   Net income                                                $ 21,290       $ 16,116
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                             10,084          8,251
     Amortization  of debt discount and deferred  finance           -            130
       fees
     Non-cash compensation                                        294             52
     Loss on disposal of assets and impaired assets                 -             69
     Deferred tax (benefit) expense                            (3,331)         6,263
     Change in operating assets and liabilities:
       Accounts receivable, net                                  (798)        (2,932)
       Inventories                                             (3,527)        (2,396)
       Prepaid expenses                                        (1,261)           479
       Other assets                                              (307)           129
       Accounts payable                                        10,698          6,559
       Accrued sales returns                                    1,166            964
       Accrued compensation and benefits                       (1,012)           176
       Accrued taxes and withholding                           10,054          1,997
       Consumer prepayments                                      (109)         4,338
       Other accruals and liabilities                             792          1,472
                                                          -------------- --------------
         Net cash provided by operating activities             44,033         41,667
                                                          -------------- --------------

Cash flows from investing activities:
   Purchases of property and equipment                        (14,938)       (14,915)
   Investments in marketable securities                       (60,908)       (19,117)
   Proceeds from maturity of marketable securities             46,256         16,732
                                                          -------------- --------------
         Net cash used in investing activities                (29,590)       (17,300)
                                                          -------------- --------------

Cash flows from financing activities:
   Principal payments on debt                                       -            (11)
   Repurchase of common stock                                 (14,886)        (1,834)
   Proceeds from issuance of common stock                       5,380          3,590
                                                          -------------- --------------
         Net cash (used in) provided by financing              (9,506)         1,745
           activities
                                                          -------------- --------------

Increase in cash and cash equivalents                           4,937         26,112
Cash and cash equivalents, at beginning of period              24,725         27,176
                                                          -------------- --------------
Cash and cash equivalents, at end of period                  $ 29,662       $ 53,288
                                                          ============== ==============


          See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months and nine months ended October 2, 2004 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company"), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of October 2, 2004 and January 3, 2004 and the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and related notes included in the Company's Annual Report to Shareholders and its annual report on Form 10-K for the fiscal year ended January 3, 2004. Operating results for the Company on a quarterly basis may not be indicative of operating results for the full year. Certain prior-year amounts have been reclassified to conform to the current-year presentation including inventory and accounts payable balances that have been modified to reflect certain inventories in transit.

On October 13, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft suggesting that FASB Statement No. 123R would be effective for public companies for interim or annual periods beginning after June 15, 2005. FASB Statement No. 123R "Share-Based Payment," would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement as expense based on their fair values. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting treatment.

No additional new accounting pronouncements have been issued that are expected to have a material effect on the Company's financial results.

(2)  MARKETABLE SECURITIES

The Company invests its cash in highly liquid debt instruments issued by the U.S. government and related agencies, municipalities and in corporate notes and commercial paper issued by companies with investment grade ratings. The Company's investments have an original maturity of up to 36 months with an average time to maturity of 17 months as of October 2, 2004. Investments with an original maturity of less than 90 days are classified as cash equivalents. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. The Company's marketable securities are classified as held-to-maturity and are carried at amortized cost. Marketable securities held at October 2, 2004 carried an amortized cost of $65.0 million and a fair value of $64.6 million.

(3)  INVENTORIES

Inventories consist of the following (in thousands):

                                                 OCTOBER 2,     JANUARY 3,
                                                    2004           2004
                                                -------------- --------------
Raw materials                                       $  6,136       $  5,444
Work in progress                                         122            123
Finished goods                                        11,379          8,543
                                                -------------- --------------
                                                     $17,637        $14,110
                                                ============== ==============

                  SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (4)  NET INCOME PER COMMON SHARE

The following computations reconcile reported net income with net income available to common shareholders per share-basic and diluted (in thousands, except per share amounts):


                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  ------------------------------- ------------------------------
                                                             WEIGHTED                       WEIGHTED
                                                     NET     AVERAGE   PER SHARE     NET    AVERAGE   PER SHARE
           OCTOBER 2, 2004                         INCOME     SHARES    AMOUNT     INCOME    SHARES    AMOUNT
           ---------------                        ---------- --------- ---------- --------- ---------- ---------
BASIC EPS
Net income available to common shareholders         $ 8,032    36,123     $ 0.22   $ 21,290    36,243    $ 0.59
                                                                       ==========                      =========
EFFECT OF DILUTIVE SECURITIES
   Options                                               -     1,882                    -      2,285
   Common stock warrants                                 -     1,308                    -      1,352
                                                  ---------- ---------            --------- ----------
DILUTED EPS
Net income available to common shareholders        $ 8,032    39,313     $ 0.20   $ 21,290    39,880    $ 0.53
                                                  ========== ========= ========== ========= ========== =========


                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  ------------------------------- ------------------------------
                                                             WEIGHTED                       WEIGHTED
                                                     NET     AVERAGE   PER SHARE     NET    AVERAGE    PER SHARE
         SEPTEMBER 27, 2003                        INCOME     SHARES    AMOUNT     INCOME    SHARES     AMOUNT
         ------------------                       ---------- --------- ---------- --------- ---------- ---------
BASIC EPS
Net income available to common shareholders        $ 7,227    33,528     $ 0.22   $ 16,116    32,142    $ 0.50
                                                                       ==========                      =========
EFFECT OF DILUTIVE SECURITIES
   Options                                               -     3,001                    -      2,693
   Common stock warrants                                 -     3,047                    -      3,733
   Convertible debt                                      -         -                  131        361
                                                  ---------- ---------            --------- ----------
DILUTED EPS
Net income available to common shareholders
   plus assumed conversions                        $ 7,227    39,576     $ 0.18   $ 16,247    38,929    $ 0.42
                                                  ========== ========= ========== ========= ========== =========

Additional potentially dilutive securities totaling 753,000 and 540,000 for the three- and nine-month periods ended October 2, 2004 and 73,000 and 163,000 for the three- and nine-month periods ended September 27, 2003, have been excluded from diluted EPS because these securities' exercise price was greater than the average market price of the Company's common shares.

(5)  STOCK AND STOCK OPTION INCENTIVES

The Company uses the intrinsic value method of accounting for stock options. Under this method no compensation cost has been recognized in the consolidated financial statements for employee stock option grants or the discount feature of the Company's employee stock purchase plan.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options and the discount feature of its employee stock purchase plan under an alternative accounting method, the Company's net income would have been adjusted as outlined below (in thousands, except per share amounts):

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                           ---------------------------  ---------------------------
                                            OCTOBER 2,   SEPTEMBER 27,   OCTOBER 2,   SEPTEMBER 27,
                                               2004          2003           2004         2003
                                           ------------- -------------  ------------- -------------
Net income, as reported                     $   8,032     $   7,227      $ 21,290      $   16,116
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                       (787)         (655)       (2,241)         (1,518)
                                           ------------- -------------  ------------- -------------
Pro forma net income                        $   7,245     $   6,572      $ 19,049      $   14,598
                                           ============= =============  ============= =============

Income per share
        Basic - as reported                 $    0.22     $    0.22      $   0.59      $     0.50
        Basic - pro forma                   $    0.20     $    0.20      $   0.53      $     0.45

        Diluted - as reported               $    0.20     $    0.18      $   0.53      $     0.42
        Diluted - pro forma                 $    0.18     $    0.17      $   0.48      $     0.38

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                           ---------------------------  ---------------------------
                                            OCTOBER 2,   SEPTEMBER 27,   OCTOBER 2,   SEPTEMBER 27,
                                               2004          2003           2004         2003
                                           ------------- -------------  ------------- -------------
Expected dividend yield....................       0%            0%             0%           0%
Expected stock price volatility............      55%           90%            55%          90%
Risk-free interest rate....................     2.0%          2.0%           2.0%         2.0%
Expected life in years.....................     3.6           3.6            3.6          3.6
Weighted-average fair value at grant date..    $7.18        $11.68         $10.33        $6.96

The Company issued restricted stock awards to certain employees in conjunction with its stock-based compensation plan. The shares vest between five and ten years from the date of issuance based on continued employment. Compensation expense related to restricted stock awards is based upon the market price at date of grant and is charged to earnings on a straight-line basis over the vesting period. 153,500 shares of restricted stock were outstanding as of October 2, 2004. Total compensation expense related to restricted stock was $111,000 and $22,000 and $294,000 and $52,000 for the three months and nine months ended October 2, 2004 and September 27, 2003, respectively.

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

On October 18, 2004, a lawsuit was filed against the Company in Hennepin County District Court in the State of Minnesota by one of our customers alleging deceptive trade practices, fraud and breach of warranty and seeking class certification. The complaint seeks various forms of legal and equitable relief, including without limitation rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney's fees. The Company believes that the complaint is without merit and intends to vigorously defend the claims. As this case is in the early stages and discovery has not yet commenced, the financial impact to the Company, if any, cannot be predicted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL EXPERIENCE AND ITS PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO SELECT COMFORT THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2004, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE:

o   GENERAL AND INDUSTRY ECONOMIC TRENDS,
o   UNCERTAINTIES ARISING FROM DOMESTIC AND GLOBAL EVENTS,
o   CONSUMER CONFIDENCE AND SPENDING,
o   THE EFFECTIVENESS AND EFFICIENCY OF OUR ADVERTISING AND PROMOTIONAL EFFORTS,
o ADVERTISING RATES AND THE VOLATILITY OF ADVERTISING RATES DURING THE ELECTION SEASON,
o   OUR ABILITY TO SECURE SUITABLE RETAIL LOCATIONS;
o OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED SALES PROFESSIONALS AND OTHER KEY EMPLOYEES;
o   CONSUMER ACCEPTANCE OF OUR PRODUCTS AND SLEEP TECHNOLOGY,
o   OUR ABILITY TO CONTINUE TO EXPAND AND IMPROVE OUR PRODUCT LINE;
o   INDUSTRY COMPETITION,
o   WARRANTY EXPENSES,
o THE OUTCOME OF PENDING LITIGATION, INCLUDING CONSUMER CLAIMS AND CALIFORNIA WAGE AND HOUR LITIGATION,
o   OUR DEPENDENCE ON SIGNIFICANT SUPPLIERS OR SINGLE SOURCES OF SUPPLY,
o THE VULNERABILITY OF ANY SUPPLIERS TO RECESSIONARY PRESSURES, LABOR NEGOTIATIONS, LIQUIDITY CONCERNS OR OTHER FACTORS,
o GOVERNMENTAL REGULATION, INCLUDING ANTICIPATED FUTURE REGULATION OF DIRECT MARKETING TELEPHONE SOLICITATIONS AND BEDDING FLAMMABILITY STANDARDS,
o   INFLATION OF COMMODITY OR DELIVERY COSTS, AND
o RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER PERIODIC REPORTS FILED WITH THE SEC.

THE COMPANY HAS NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

Select Comfort(R) is the leading developer, manufacturer and marketer of premium-quality, adjustable-firmness beds. The air-chamber technology of our proprietary Sleep Number bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products. In addition, we market and sell accessories and other sleep related products which focus on providing personalized comfort to complement the Sleep Number bed and provide a better night's sleep to the consumer.

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

The proportion of our total net sales, by dollar volume, from each of our channels is summarized as follows:

                                Three Months Ended   Nine Months Ended
                                ------------------- -------------------
                                 10/2/04   9/27/03   10/2/04   9/27/03
                                --------- --------- --------- ---------
       Stores                      78%       79%       77%       78%
       Direct Call Center          11%       13%       12%       14%
       E-commerce                   4%        4%        5%        4%
       Wholesale                    7%        4%        6%        4%

The growth rates of each distribution channel are as follows:

                                Three Months Ended   Nine Months Ended
                                ------------------- -------------------
                                 10/2/04   9/27/03   10/2/04   9/27/03
                                --------- --------- --------- ---------
       Retail:
        Comparable store sales     15%       32%       18%       32%
        New/closed stores, net      7%        7%        8%        4%
                                  ----      ----      ----      ----
               Retail total        22%       39%       26%       36%
       Direct marketing             5%       24%       15%       18%
       E-commerce                  24%       34%       36%       29%
       Wholesale                  113%       87%       88%       10%

The number of company-operated retail locations is summarized as follows:

                                Three Months Ended   Nine Months Ended
                                ------------------- -------------------
                                10/2/04   9/27/03   10/2/04   9/27/03
                                --------- --------- --------- ---------
       Beginning of period          360       332       344       322
       Opened                         2        12        23        24
       Closed                         -        (1)       (5)       (3)
                                --------- --------- --------- ---------
       End of period                362       343       362       343
                                ========= ========= ========= =========

We anticipate opening 6 new retail stores during the remainder of 2004. We do not anticipate closing any additional stores in 2004.

Our growth plans are centered on increasing the awareness of our products and stores through expansion of media, increasing distribution - primarily through new retail store openings, and expanding and improving our product lines. Our primary market consists of consumers in the U.S. domestic market.

On May 21, 2004, we entered into an agreement with Radisson Hotels. We expect revenue over the contract term of $40 million to $60 million with revenues ultimately dependent upon order volumes from individual Radisson franchisees, but expected to occur predominately in 2005 and 2006. While we expect margins from these incremental sales to be in the single digits, we believe the added exposure to consumers provides an opportunity for additional incremental sales through our existing higher margin channels.

In August 2004, a local Minneapolis news story reported the potential for mold formation within our mattresses. The publicity has adversely affected sales in the Minneapolis metropolitan market. In addition, following an initial increase in warranty and return claims during the period after the news story, customer claims have returned to historical levels. Historically, warranty claims made associated with mold have affected a very low percentage of our installed customer base. We believe our warranty reserves are adequate to address this issue, but will continue to monitor claims activity and make future adjustments to our warranty reserves, if appropriate.

Increases in sales, along with controlling costs, have provided significant improvement to our operating income and operating margin over the past several years. The majority of operating margin improvement has been generated through leverage in selling expenses (increased sales through the existing store base) and leverage of our existing infrastructure (general and administrative expenses). We expect any future improvements in operating margin to be derived from similar sources. Rising energy based commodity costs have the potential to adversely affect our gross margins due to increased raw material costs (plastic and foam) and rising fuel costs affecting the cost to deliver our products. We will continue to evaluate the impact of these higher costs and manage the impact on gross margin through cost reduction initiatives or pricing actions, where appropriate. Our target is to sustain sales growth rates of at least 15% and to sustain earnings growth rates of at least 20%.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's results of operations expressed as dollars and percentages of net sales. Dollars are in millions.

                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                  -------------------------------  --------------------------------
                                    OCTOBER 2,     SEPTEMBER 27,      OCTOBER 2,     SEPTEMBER 27,
                                       2004             2003             2004            2003
                                  --------------- ---------------  --------------- ---------------
Net sales                          $144.3  100.0%  $117.4  100.0%   $409.0  100.0%  $321.4  100.0%
Cost of sales                        57.4   39.7%    42.4   36.2%    159.1   38.9%   119.4   37.2%
                                  ------- ------- ------- -------  ------- ------- ------- -------
   Gross profit                      87.0   60.3%    75.0   63.8%    249.9   61.1%   201.9   62.8%
                                  ------- ------- ------- -------  ------- ------- ------- -------

Operating expenses:
   Sales and marketing               63.8   44.3%    53.3   45.4%    185.2   45.3%   148.5   46.2%
   General and administrative        10.4    7.2%    10.1    8.6%     31.1    7.6%    27.7    8.6%
   Store   closings   and   asset     0.0    0.0%     0.0    0.0%      0.0    0.0%     0.1    0.0%
     impairments
                                  ------- ------- ------- -------  ------- ------- ------- -------
       Total operating expenses      74.3   51.5%    63.4   54.0%    216.3   52.9%   176.2   54.8%
                                  ------- ------- ------- -------  ------- ------- ------- -------
Operating income                     12.7    8.8%    11.5    9.8%     33.6    8.2%    25.7    8.0%
Other income (expense), net           0.4    0.2%     0.1    0.1%      1.0    0.3%     0.3    0.1%
                                  ------- ------- ------- -------  ------- ------- ------- -------
Income before income taxes           13.1    9.0%    11.7    9.9%     34.6    8.5%    26.0    8.1%
Income tax expense                    5.0    3.4%     4.4    3.7%     13.3    3.3%     9.9    3.1%
                                  ------- ------- ------- -------  ------- ------- ------- -------
Net income                         $  8.0    5.6%  $  7.2    6.2%   $ 21.3    5.2%  $ 16.1    5.0%
                                  ======= ======= ======= =======  ======= ======= ======= =======

Net sales
---------
We record revenue at the time product is shipped to our customer, except when beds are delivered and set up by our home delivery employees, in which case revenue for products and home delivery services is recorded at the time the bed is delivered and set up in the home. We reduce sales at the time revenue is recognized for estimated returns. This estimate is based on historical return rates, which are reasonably consistent from period to period. If actual returns vary from expected rates, revenue in future periods is adjusted, which could have a material adverse effect on future results of operations. Historically, we have not experienced material adjustments to the financial statements due to changes to these estimates.

Cost of sales
-------------
Cost of sales includes costs associated with purchasing materials, manufacturing costs and costs to deliver our products to our customers. Cost of sales also includes estimated costs to service warranty claims of customers. This estimate is based on historical claim rates experienced during the warranty period. Because this estimate covers an extended period of time, a revision of estimated claim rates could result in a significant adjustment of estimated future costs of fulfilling warranty commitments. An increase in estimated claim rates could have a material adverse effect on future results of operations. Historically, we have not experienced material adjustments to our consolidated financial statements due to changes to these estimates. However, as we announced early October 2004, we did increase our warranty reserves by $1.2 million (pre-tax) during the third quarter of 2004. This change to our estimate is associated with planned changes to our customer service practices which will result in higher costs to service future warranty claims.

Gross profit
------------
Our gross profit margin is dependent on a number of factors and may fluctuate from quarter to quarter. These factors include the mix of products sold, the level at which we offer promotional discounts to purchase our products, the cost of materials, delivery and manufacturing and the mix of sales between wholesale and company-controlled distribution channels. Sales of products manufactured by third parties, such as accessories and our adjustable foundation, generate lower gross margins. Similarly, sales directly to consumers through company-controlled channels generally generate higher gross margins than sales through our wholesale channels because we capture both the manufacturer's and retailer's margin.

Sales and marketing expenses
----------------------------
Sales and marketing expenses include advertising and media production, other marketing and selling materials such as brochures, videos, customer mailings and in-store signage, sales compensation, store occupancy costs and customer service. We expense all store opening and advertising costs as incurred, except for production costs and advance payments, which are deferred and expensed from the time the advertisement is first run. Advertising expense was $19.8 million and $60.2 million for the three and nine months ended October 2, 2004, respectively, as compared to $16.2 million and $43.5 million for the three and nine months ended September 27, 2003, respectively. Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to our points of sale.

General and administrative expenses
-----------------------------------
General and administrative expenses include costs associated with management of functional areas, including information technology, human resources, finance, sales and marketing administration, investor relations, risk management and research and development. Costs include salaries, bonus and benefits, information hardware, software and maintenance, office facilities, insurance, shareholder relations costs and other overhead.

Store closings and asset impairments
------------------------------------
Store closing and asset impairment expenses include charges made against operating expenses for store related or other capital assets that have been written-off when a store is underperforming and generating negative cash flows. We evaluate our long-lived assets, including leaseholds and fixtures in existing stores and stores expected to be remodeled, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. Store assets are written off when we believe these costs will not be recovered through future operations.

Quarterly and annual results
----------------------------
Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in comparable store sales, the timing, amount and effectiveness of advertising expenditures, any changes in sales return rates or warranty experience, the timing of new store openings and related expenses, net sales contributed by new stores, competitive factors, any disruptions in supplies or third-party service providers and general economic conditions, seasonality of sales and timing of QVC shows and wholesale sales and consumer confidence. Furthermore, a substantial portion of net sales is often realized in the last month of a quarter, due in part to our promotional schedule and commission structure. As a result, we may be unable to adjust spending in a timely manner, and our business, financial condition and operating results may be significantly harmed. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

COMPARISON OF THREE MONTHS ENDED OCTOBER 2, 2004 WITH THREE MONTHS ENDED SEPTEMBER 27, 2003

NET SALES
Net sales increased 23% to $144.3 million for the three months ended October 2, 2004 from $117.4 million for the three months ended September 27, 2003, due to a 11% increase in mattress unit sales and higher average selling prices. The average selling price per bed in our company controlled channels was $1,966, an increase of approximately 15% over third quarter last year. The higher average selling price resulted primarily from growth in unit sales at higher price points and a decline in unit sales at lower price points. The increase in mattress unit sales was driven predominately by sales from new stores and by sales to QVC and wholesale partners while the growth rate of unit sales from same stores was essentially flat.

The increase in net sales by sales channel was attributable to (i) a $20.0 million increase in sales from our retail stores, including an increase in comparable store sales of $13.4 million and an increase of $6.6 million from new stores, net of stores closed, (ii) a $0.7 million increase in direct marketing sales, (iii) a $1.2 million increase in sales through the Company's e-commerce channel and (iv) a $5.0 million increase in sales from the Company's wholesale channel.

GROSS PROFIT
Gross profit decreased to 60.3% for the three months ended October 2, 2004 from 63.8% for the three months ended September 27, 2003, primarily due to an additional warranty charge of $1.2 million (pre-tax) to allow for broader flexibility to satisfy future warranty claims after modifying our customer service practices, channel mix (i.e. increased percentage of our total net sales from our lower margin wholesale channel), increased sales of adjustable foundations which are not manufactured by us so result in lower gross margins and increased utilization of our home delivery services. .

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased 20% to $63.8 million for the three months ended October, 2004 from $53.3 million for the three months ended September 27, 2003 and decreased as a percentage of net sales to 44.3% from 45.4% for the comparable prior-year period. The $10.5 million increase was primarily due to additional media investments, sales-based incentive compensation, and increased number of stores. The decrease as a percentage of net sales was comprised primarily of a 0.1 percentage point (ppt) increase in media investments offset by a 1.2 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales. With additional sales growth, we expect sales and marketing expenses as a percentage of net sales to decline as we achieve greater leverage from our base sales compensation and occupancy costs while reinvesting some of these leverage benefits into higher levels of media investments and training.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative (G&A) expenses increased 3% to $10.4 million for the three months ended October 2, 2004 from $10.1 million for the three months ended September 27, 2003 but decreased as a percentage of net sales to 7.2% from 8.6% for the prior-year period. The dollar increase in G&A was comprised primarily of increased expenses from increased compensation and benefits expenses related to additional headcount, higher professional fees and from additional depreciation from information technology infrastructure investments, offset by a reduction in management incentive compensation expense. We expect G&A growth rates to continue to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base.

OTHER INCOME (EXPENSE), NET
Other income (expense), net increased $216,000 to $351,000 for the three months ended October 2, 2004 from $135,000 for the three months ended September 27, 2003. The improvement is primarily due to increased interest income resulting from higher average balances of invested cash.

INCOME TAX EXPENSE
Income tax expense increased $0.6 million to $5.0 million for the three months ended October 2, 2004 from $4.4 million for the three months ended September 27, 2003. The effective tax rate was 38.5% in 2004 and 38.0% in 2003.

COMPARISON OF NINE MONTHS ENDED OCTOBER 2, 2004 WITH NINE MONTHS ENDED SEPTEMBER 27, 2003

NET SALES
Net sales increased 27% to $409.0 million for the nine months ended October 2, 2004 from $321.4 million for the nine months ended September 27, 2003, due to a 15% increase in mattress unit sales and higher average selling prices. The average selling price per bed in our company controlled channels was $1,839, an increase of approximately 14% over the nine month average selling price last year. The higher average selling price resulted primarily from growth in unit sales at higher price points and a decline in unit sales at lower price points. The increase in mattress unit sales was driven predominately by sales from new stores, and by sales to QVC and other wholesale partners while the growth rate of units within same stores slowed in comparison to prior periods.

The increase in net sales by sales channel was attributable to (i) a $64.4 million increase in sales from our retail stores, including an increase in comparable store sales of $44.1 million and an increase of $20.3 million from new stores, net of stores closed, (ii) a $6.3 million increase in direct marketing sales, (iii) a $4.8 million increase in sales through the Company's e-commerce channel and (iv) a $12.1 million increase in sales from the Company's wholesale channel.

GROSS PROFIT
Gross profit decreased to 61.1% for the nine months ended October 2, 2004 from 62.8% for the nine months ended September 27, 2003, primarily due to decreases in gross margins resulting from channel mix (i.e. increased percentage of our total net sales from our wholesale channel), increased sales of adjustable foundations which are not manufactured by us so result in lower gross margins, an additional warranty charge in the third quarter of $1.2 million (pre-tax) to allow for broader flexibility to satisfy future warranty claims after modifying our customer service practices and increased utilization of our home delivery services.

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased 25% to $185.2 million for the nine months ended September 27, 2004 from $148.5 million for the nine months ended September 27, 2003 and decreased as a percentage of net sales to 45.3% from 46.2% for the comparable prior-year period. The $36.7 million increase was primarily due to additional media investments, sales-based incentive compensation, and increased number of stores. The decrease as a percentage of net sales was comprised primarily of a 1.2 percentage point (ppt) increase in media investments offset by a 2.1 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative (G&A) expenses increased 12% to $31.1 million for the nine months ended October 2, 2004 from $27.7 million for the nine months ended September 27, 2003 but decreased as a percentage of net sales to 7.6% from 8.6% for the prior-year period. The dollar increase in G&A was comprised primarily of increased expenses from increased compensation and benefits expenses related to additional headcount, higher professional fees and from additional depreciation from infrastructure investments, offset by a reduction in management incentive compensation expense.

OTHER INCOME (EXPENSE), NET
Other income (expense), net increased $0.7 million to $1.0 million for the nine months ended October 2, 2004 from $0.3 million for the nine months ended September 27, 2003. The improvement is primarily due to increased interest income resulting from higher average balances of invested cash.

INCOME TAX EXPENSE
Income tax expense increased $3.4 million to $13.3 million for the nine months ended October 2, 2004 from $9.9 million for the nine months ended September 27, 2003. The effective tax rate was 38.5% in 2004 and 38.0% in 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of October 2, 2004, we had cash and marketable securities of $94.7 million, $56.0 million classified as a current asset. As of January 3, 2004, cash and marketable securities totaled $75.1 million, $74.0 million classified as current. Net working capital totaled $26.3 million as of October 2, 2004 compared to $54.0 million for 2003. The decrease in net working capital was due to a shift to longer-term investments which are reported as non-current assets. The $19.6 million improvement in cash balances was the result of generating $29.1 million of operating free cash flow ($44.0 million of cash provided by operating activities, reduced by $14.9 million of capital expenditures), offset by $9.5 million of cash used in financing activities. Cash from financing activities was primarily comprised of cash received from option and warrant exercises and shares purchased by employees as part of an employee share purchase program, offset by purchases of stock made by us as part of our ongoing common stock repurchase program. We expect to continue to generate positive cash flows from operations in the future, while not anticipating any significant additional working capital requirements due to our advantaged business model which requires low levels of inventory and other working capital assets.

We generated cash from operations for the nine months ended October 2, 2004 and September 27, 2003 of $44.0 million and $41.7 million, respectively. The $2.3 million year-to-year improvement in cash from operations resulted primarily from improved operating income for the nine months ended October 2, 2004 largely offset by increases in income taxes paid, reflecting the utilization of substantially all net operating loss carryforwards in 2003.

Capital expenditures amounted to $14.9 million for the nine months ended October 2, 2004, compared to $14.9 million for the nine months ended September 27, 2003. In both periods our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. In the first nine months of 2004 we opened 23 retail stores and completed the marquee and design upgrade of approximately 130 stores, while in the first nine months of 2003 we opened 24 stores. We anticipate opening 6 additional stores in 2004. We will fund the investment in new and upgraded stores with cash on hand and cash generated from operations. We expect our new stores to be cash flow positive within the first 12 months of operations and, as a result, do not anticipate a negative effect on net cash provided by operations.

Net cash used in financing activities totaled $9.5 million for the nine months ended October 2, 2004, compared to $1.7 million net cash provided by financing activities for the nine months ended September 27, 2003. The $11.2 million decrease in cash from financing activities was comprised of an increase of $1.9 million received for exercises of stock options and warrants and for employee purchases of common stock, offset by $14.9 million in purchases of common stock by us under our board-authorized common stock repurchase program, an increase from $1.9 million repurchased during the same period last year. Additional purchases of Select Comfort stock may be made from time-to-time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate or other purposes. Total outstanding authorization at October 2, 2004 was $11.7 million. We may terminate or limit the stock repurchase program at any time.

Management believes that cash generated from operations will be a sufficient source of liquidity for the short- and long- term and should provide adequate capital for capital expenditures and common stock repurchases, if any. In addition, our advantaged business model, which can operate with minimal working capital, does not require significant additional capital to fund operations. In 2003 we obtained a $15 million bank revolving line of credit to provide additional cash flexibility in the case of unexpected significant external or internal developments. The line of credit is a three-year senior secured revolving facility. The interest rate on borrowings is calculated using LIBOR plus 1.50% to 2.25% with the incremental rate dependent on our leverage ratio, as defined by the lender. We are subject to certain financial covenants under the agreement, principally consisting of minimum liquidity requirements, working capital and leverage ratios. We have remained and expect to remain in the foreseeable future in full compliance with the financial covenants. We currently have no borrowings outstanding under this credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. The accounting policies discussed below are considered critical because changes to certain judgments and assumptions inherent in these policies could materially affect the financial statements.

Our critical accounting policies relate to revenue recognition, accrued sales returns, accrued warranty costs and impairment of long-lived assets and long-lived assets to be disposed of by us.

In certain instances, U.S. generally accepted accounting principles allow for the selection of alternative accounting methods. Our significant policy that involves the selection of an alternative method is accounting for stock options.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments. The counterparties to our investments consist of government agencies and various major corporations of investment-grade credit standing. The Company does not believe there is significant risk of non-performance by these counterparties because the Company limits the amount of credit exposure to any one financial institution and any one type of investment.

Interest Rate Risk. In addition, our investments carry fixed interest rates which, in an increasing interest rate environment, would result in unrealized losses in our investment portfolio. The Company limits this interest rate risk by designating this portfolio as "held-to-maturity" and by managing the short-term liquidity needs of the business by matching investment duration to liquidity needs.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures ( as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Office and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on From 10-Q. Based on that evaluation, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during our quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On October 18, 2004, a lawsuit was filed against the Company in Hennepin County District Court in the State of Minnesota by one of our customers alleging deceptive trade practices, fraud and breach of warranty and seeking class certification. The complaint seeks various forms of legal and equitable relief, including without limitation rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney's fees. The Company believes that the complaint is without merit and intends to vigorously defend the claims. As this case is in the early stages and discovery has not yet commenced, the financial impact to the Company, if any, cannot be predicted.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (a) - (b) Not applicable.

          (c)              Issuer Purchases of Equity Securities
                                                                  (c) Total
                                                                   number of        (d) Maximum
                                                                   Shares (or        Number (or
                                                                     Units)         Approximate
                                   (a) Total                       Purchased        Dollar Value)
                                   Number of                       as Part of       May Yet Be
                                   Shares (or     (b) Average       Publicly         Purchased
                                    Units)         Price Paid       Announced         Under the
                                   Purchased       per Share        Plans or          Plans or
              Period              Purchased(1)     (or Unit)       Programs (2)       Programs
        ----------------------    ------------    ------------    -------------   ----------------
        Fiscal July 2004              624,809        $18.65          617,431       $  4,911,039
        Fiscal August 2004            180,254         17.75          176,000         11,704,790
        Fiscal September 2004             341         17.14                -         11,704,790
                                  ------------                    -------------
        Total                         805,404        $18.45          793,431
                                  ============                    =============

         (1) Includes 11,973 shares acquired in open market transactions by the administrator of the Company's non-qualified deferred compensation plan in order to accommodate investment elections of plan participants.

         (2) In February 2003, the Company announced that the Board of Directors had authorized the use of up to $12.5 million for the repurchase of shares of the Company's common stock. This authorization was subsequently modified and expanded by a subsequent board resolution dated August 12, 2004 to allow for the repurchase of an additional $10 million of shares. The Audit Committee of the Board of Directors reviews, on a quarterly basis, the authority granted as well as any repurchases under this program. This authorization is currently not subject to expiration. Total outstanding authorization at October 2, 2004 was $11.7 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS

                  Exhibit
                  Number            Description
                  -------           -----------
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


                                           SELECT COMFORT CORPORATION



                                           /s/ William R. McLaughlin
                                           -------------------------------------
November 12, 2004                          William R. McLaughlin
                                           President and Chief Executive Officer
                                           (principal executive officer)




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