Form 10-K
period 2005-01-01
SELECT COMFORT CORP
filed 2005-03-16
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer.  YES ☒  NO ☐

The aggregate market value of the common equity held by non-affiliates of the Registrant as of July 2, 2004, was $991,341,999 (based on the last reported sale price of the Registrant’s common stock on that date as reported by the Nasdaq National Market).

As of March 4, 2005, there were 35,896,053 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following table provides references to the location of information, required by Form 10-K, that is included in (a) the Registrant’s Annual Report to Shareholders for the year ended January 1, 2005 (the “Annual Report to Shareholders”) or (b) the Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders to be held on May 11, 2005 (the “Proxy Statement”), a definitive copy of which will be filed within 120 days of Registrant’s 2004 fiscal year end.  All such information set forth under the heading “Reference” below is included herein or incorporated herein by reference.  A copy of the Registrant’s Annual Report to Shareholders for the year ended January 1, 2005 is included as an exhibit to this report.

	ITEM IN FORM 10-K	REFERENCE

PART I.

Item 1.	Business	Business, pages 2-28 of this document

Item 2.	Properties	Properties, page 29 of this document

Item 3.	Legal Proceedings	Legal Proceedings, page 30 of this document

Item 4.	Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders, page 30 of this document

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	Common Stock, page 36 of Annual Report to Shareholders; Executive Compensation in the Proxy Statement

Item 6.	Selected Financial Data	Selected Consolidated Financial Data, pages 15-16 of Annual Report to Shareholders

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 17-22 of Annual Report to Shareholders

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	Quantitative and Qualitative Disclosure about Market Risk, page 36 of Annual Report to Shareholders

Item 8.	Financial Statements and Supplementary Data	Pages 25-35 of Annual Report to Shareholders

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, page 32 of this document

Item 9A.	Controls and Procedures	Controls and Procedures, page 32 of this document; Management’s Report on Internal Control Over Financial Reporting set forth on

i

page 23 of our 2004 Annual Report to Shareholders

Item 9B	Other Information	Other Information, page 32 of this document

PART III.

Item 10.	Directors and Executive Officers of the Registrant

Election of Directors, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement; Executive Officers of the Registrant, pages 16-17 of this document; Directors and Executive Officers of the Registrant, page 33 of this document

Item 11.	Executive Compensation	Executive Compensation in the Proxy Statement

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement

Item 13.	Certain Relationships and Related Transactions	Certain Relationships and Related Transactions in the Proxy Statement

Item 14.	Principal Accountant Fees and Services	Approval of Selection of Independent Auditors in the Proxy Statement

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	Exhibits and Financial Statement Schedules, pages 34-35 of this document

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

Select Comfort®, Sleep Number®, Comfort Club®, Sleep Better on Air®, The Sleep Number Bed by Select Comfort (logo)®, Select Comfort( logo with double arrow design)® , Firmness Control System™, Precision Comfort®, Corner Lock™, Intralux®, Everybody has a Sleep Number™, Knowing your Sleep Number is the Key to a Perfect Night’s Sleep™, The Sleep Number Store by Select Comfort (logo)®, You can only find your Sleep Number on a Sleep Number Bed by Select Comfort™, Select Comfort Creator of the Sleep Number Bed®, What’s Your Sleep Number? ®, Grand King®, Sleep Number SofaBed™, Personal Warmth Collection™, GridZone™, and our stylized logos are trademarks and/or service marks of Select Comfort.  This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years.  Our fiscal year is based on a 52- or 53-week year.  All years represented in this Form 10-K are 52 weeks, except for the 2003 fiscal year ended January 3, 2004, which is a 53-week year.

ii

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

iii

PART I

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose, any statements contained in or incorporated by reference into in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to projections of revenues,  results of operations, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions, prospects or performance; statements of belief and any statement or assumptions underlying any of the foregoing.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or Web casts open to the public, in press releases or reports, on our Internet Web site or otherwise.  We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms.

Our forward-looking statements by their nature involve substantial risks and uncertainties, and our actual results may differ materially depending on a variety of factors, including the items discussed in greater detail below under the heading “Forward-Looking Statements,” as well as the risk factors discussed from time to time in our reports on file with or furnished to the SEC.

ITEM 1.  BUSINESS

Our Business

We are the leading developer, manufacturer and marketer of premium quality, adjustable-firmness beds.  The air-chamber technology of our proprietary Sleep Number bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain in comparison with traditional mattress products.

We were founded as a Minnesota corporation in 1987 by an entrepreneur working in the innerspring mattress industry who believed adjustable air-chamber technology provided better support and reduced pressure points in comparison with other bedding products.

Unlike traditional bedding manufacturers, we are vertically integrated from production through sales, delivery and customer service, which allows us to control quality, cost, price and presentation.  We sell our innovative products through four distribution channels:

•                  Retail, through 370 company-operated stores in 45 states as of the end of the 2004;

•                  Direct Marketing, through a company-operated call center;

•                  E-commerce, through our Web site at selectcomfort.com; and

•                  Wholesale, through select leading home furnishings retailers, specialty bedding retailers and the QVC shopping channel.

Most of our products are made-to-order and are sold directly to consumers through our company-controlled distribution channels – retail, direct marketing and e-commerce.  Our consumer-driven and service-oriented business model enables us to understand and respond quickly to consumer trends and preferences.  In addition, our business model allows us to maintain low levels of inventory and to generate an accelerated cash-conversion cycle, which enables us to operate with minimal or no working capital.

We believe that consumers are increasingly focused on sleep quality, along with nutrition and exercise, as an important component of overall health.  Our target customers are primarily between the ages of 25 and 54 with household incomes in excess of $50,000 per year.  Since our inception, we have sold approximately 2.0 million beds and have achieved high levels of customer satisfaction.  From consumer inquiries and customers, we have compiled a database of approximately 11.5 million profiles that can be used for marketing and research.

Following a change in executive management in 2000, we improved our cost structure and re-branded our products and advertising, which led to significantly enhanced operating results.  We have achieved year-over-year net sales growth of 22% in 2004 and 37% in 2003, while our comparable store sales grew 16% in 2004 and 31% in 2003.  We have improved our profitability from an operating loss of $26.0 million in 2000 to operating income of $49.5 million in 2004.  In 2004, we generated $52.5 million in cash flow from operations.

Our mission is to improve people’s lives through better sleep and our objective is to become the leading brand in the bedding industry. Our expectations over the long term are to sustain annual sales growth rates of at least 15% to 20%, with annual same-store growth between 7% and 12%, leveraging the business model with long-term annual earnings growth rates of at least 20% to 25%.  We expect 2005 earnings growth rates of between 20% and 30% over 2004 earnings.  We believe we can achieve operating income margins of 12% to 15% within the next several years.  In addition, we believe our efficient business model will generate sufficient cash to self-finance our growth and liquidity requirements.

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

Bedding Manufacturers

U.S. wholesale bedding sales are estimated to be approximately $5.5 billion in 2004.  According to Furniture/Today, the four largest manufacturers, Sealy, Serta, Simmons and Spring Air, accounted for 58.7% of wholesale bedding sales in 2003, down from 60.6% in 2002.

Bedding Retailers

U.S. retail bedding sales are estimated to be approximately $8.8 billion in 2004.  We estimate that approximately 85% of this market consisted of traditional innerspring bedding.  The retail bedding market is fragmented, with the top 10 retailers accounting for approximately 24% of total sales in 2003.  Bedding is sold to consumers through a variety of channels.  In 2004, Select Comfort was recognized by Furniture/Today as the largest U.S. bedding retailer for the fifth consecutive year.

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

•                  Everybody has a Sleep Number™;

•                  Knowing your Sleep Number is the Key to a Perfect Night’s Sleep™; and

•                  You can only find your Sleep Number on a Sleep Number Bed by Select Comfort™.

This branding strategy allows our advertising and consumer communication to focus on our bed’s distinguishing and proprietary feature, personalized comfort, as represented by the digital Sleep Number readout on the bed’s hand-held remote control.  In addition to rebranding our product in 2001, we broadened our demographic and media reach by targeting adults 25-54 years old with a message of improved sleep quality.  The Sleep Number brand was launched through our first-ever prime-time television advertising campaign, which invited consumers to visit their local Select Comfort retail store to find their personal Sleep Number.  By focusing on the unique Sleep Number setting of an individual, the campaign quickly conveys the concept of our bed’s comfort customization.  The Sleep Number brand and positioning have been integrated into all of our sales channels and throughout our internal and external communication programs.

Although we have only approximately 10% unaided awareness nationally, average unaided awareness of the Sleep Number Bed by Select Comfort reached 23% by the end of 2004 in the eight markets where the Sleep Number campaign was launched beginning in early 2001.  In 2004, we extended our local Sleep Number campaign, which is supplemental to our national television, radio and print advertising, to a total of 34 retail markets, covering approximately 55% of the U.S. population.  In 2005, we plan to sustain this local retail-oriented advertising while we increase our media investment in national vehicles.

Our Sleep Number campaign is efficient as well as effective.  While our overall media investment rose 32% to approximately $79 million in 2004, our overall marketing expense as a percent of our net sales has declined since 2000, before our Sleep Number advertising campaign was introduced.

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

Our company-controlled distribution channels are staffed by high-quality, well-trained and passionate sales professionals who are Sleep Number bed owners.  Our retail channel comprised 78.1% of our net sales in 2004.  At year-end 2004, we operated 370 stores in 45 states, allowing consumers to easily experience our products and find their personal Sleep Number.  Our direct marketing call center and our Web site at selectcomfort.com provide national sales coverage, including markets not yet served by one of our retail stores.  Our Web site can be used as a product research tool, a place to purchase or as a means to locate our nearest retail store. Through these various channels, we maintain close contact with consumers, who provide us with important feedback for product improvement and innovation.

Flexible and Efficient Operating Model

Unlike traditional bedding manufacturers and retailers that are dependent on a stock of finished-goods inventory to fill orders, we employ a make-to-order manufacturing process.  Through our long-term relationships with high-quality suppliers, which have been selected through a rigorous certification and review process, we have implemented a just-in-time materials supply system.  This operating model enables us to maintain low levels of inventory and to generate an accelerated cash-conversion cycle, which allows us to operate with minimal or no working capital.  In 2004, our manufacturing inventory turn was 15x.  Our make-to-order manufacturing process allows us to introduce new or enhanced products without generating significant obsolete or clearance-priced finished-goods inventory.  As a result of our flexible and modular production process, we estimate that we can add approximately 40% to 50% to our current production volume in our existing manufacturing facilities with minimal capital investment.  Pending federal rule-making related to fire retardancy standards may, however, require changes to our manufacturing processes that may adversely impact our capacity.

Our unique air-chamber technology allows our beds to be packed in boxes and shipped via UPS directly from our manufacturing plants to our customers, anywhere in the United States, which lowers our distribution costs.  Consumers also appreciate the ease of handling and moving our bed, particularly through hallways and tight spaces.  In 2003, we completed the roll-out of home delivery, assembly and mattress removal services to all of our retail markets, providing our customers with a full-service delivery option.

Our stores serve as showrooms for our Sleep Number bed, without the need for any on-hand bed inventory.  This low inventory model allows us to generate increased sales volume from existing retail floor space without a corresponding increase in working capital.  In 2004, our retail inventory turn was 23x and the average net sales per store was approximately $1,247,000 compared to approximately $1,101,000 in 2003, approximately $817,000 in 2002 and approximately $626,000 in 2001.

Growth Strategy

Our growth plans are centered on increasing the awareness of our products and stores through increasing media spending, increasing distribution (primarily through new company-owned retail store openings and also through expansion of our retail partner program) and expanding and improving our product lines.  Our primary market consists of consumers in the U.S. domestic market.  We believe that opportunities exist longer term for sales internationally and to commercial markets.  To accomplish our growth strategy, we intend to focus on the following priorities:

Building Brand Awareness

Our most significant barrier to growth has been a lack of awareness of our innovative, high quality product among the broad consumer audience.  With approximately 10% unaided brand awareness nationally, we have significant opportunity for growth through increasing awareness of the Sleep Number and Select Comfort brands, our innovative products and our store locations.  Through long-established advertising and marketing programs, the most recognized bed brands have built national unaided awareness to 40% (Sealy), 29% (Serta) and 13% (Simmons).

Our Sleep Number advertising campaign was introduced regionally in early 2001, and in the years 2002 to 2004 was expanded both on a local and national level.  During 2003, actress Lindsay Wagner was prominently incorporated into our national campaign with numerous new advertisements created.  Our proven national radio personality campaign was also expanded in 2003 and 2004 and featured Paul Harvey, Rush Limbaugh, Sean Hannity, Delilah and nine other radio program hosts as spokespersons for the Sleep Number bed.  Since January 2002, the Sleep Number Bed by Select Comfort has been a national sponsor of National Public Radio’s Prairie Home Companion show hosted by Garrison Keillor.  We believe increased national advertising in 2005 will further increase consumer brand awareness to profitably generate traffic and sales at our stores, call center and Web site.

Our national campaign is augmented by regional advertising that continues to reach more markets.  We expanded our local Sleep Number campaign in 2004 to a total of 34 retail markets covering approximately 55% of the U.S. population and 71% of our retail sales.  We plan to sustain this local Sleep Number campaign in 2005, while we also plan to focus greater media investment in national media vehicles.

Due to our multi-channel and direct-to-consumer sales model, we are able to cost effectively implement an integrated multi-media advertising program, both on a national and local-market basis.  Our fully integrated direct marketing capabilities allow us to provide inquiring consumers with product information and to follow up with promotional literature during the buying process.  We plan to increase total media spending by over 11% to approximately $88 million in 2005.

In May 2004, we entered into an agreement to supply Sleep Number beds to Radisson Hotels and Resorts® in the United States, Canada and the Caribbean.  We plan to replace a majority of Radisson’s 90,000 beds with Sleep Number beds over the next several years, depending on franchisee orders.  We believe that the presence of the Sleep Number beds within Radisson Hotels and Resorts will provide unprecedented consumer trial opportunities that will increase awareness of the product and brand among the thousands of guests who stay at Radisson hotels each night.

Expanding Profitable Distribution

We plan to expand profitable distribution primarily by:

•                  Increasing comparable store sales, primarily through our multi-media advertising campaign, increasing units sold per store, and increasing average revenue per transaction;

•                  Adding 30 to 40 new retail stores in 2005, while we also expect to close approximately five mall-based stores and to reassess our leased department program in Bed Bath & Beyond stores in 2005;

•                  Increasing our store base by 5% to 10% annually beyond 2005;

•                  Expanding our presence in the hospitality channel through building our relationship with Radisson Hotels and Resorts;

•                  Expanding wholesale distribution selectively through specialty retailers; and

•                  Building our QVC partnership.

We expect our future comparable store sales growth to be comprised of both an increase in the number of units sold and an increase in the average revenue per transaction.  We expect to drive this growth through increased advertising, improvements in our selling process, our enhanced, performance-based sales compensation plan and improved quality and training of our sales professionals. Continued development of our accessory line is expected to drive increases in average revenue per transaction.  We expanded the availability of our convenient home delivery and assembly services in 2003 in order to appeal to a broader consumer market.

Supported by our proven advertising strategy and store economics, we expect to continue to expand our profitable store base.  We now have at least one Select Comfort retail store in 118 Designated Market Areas in the United States, which represent 85% of total U.S. household population.  Historically, in some major metropolitan areas, including Boston, Los Angeles and New York, we have not had a sufficient number of stores in relation to the size of the local population to allow us to realize an economic return on advertising. These under-stored markets have been the focus of our store opening plans since 2003.  This continued in 2004, including the opening of two new stores in Manhattan among eight new stores in the New York metropolitan area.

We continue to develop our wholesale sales channel, providing consumers additional opportunities to become aware of and to purchase our Sleep Number bed.  Our wholesale channel sells to a limited number of home furnishings retailers and specialty bedding retailers in selected markets and to consumers via the QVC shopping channel.  This channel allows us to expand our points of sale more quickly and with reduced capital expenditures, leveraging our brand building media investment.

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

In 2003, we introduced nationally our Precision Comfort adjustable foundation product, which allows consumers to adjust their bed position at both the head and feet.  We also introduced our new oversized Grand King model, with a 30% larger sleeping area than a traditional King-sized mattress, inspired by a bed that we custom-made for 6’ 11” NBA player Kevin Garnett.

In 2004, we executed our most extensive new product development roll-out in our recent history.  We introduced a new top-end bed model, the Sleep Number 9000, and improved the appearance, function and sleep-surface comfort of every bed in our product line.  We also introduced an advanced, contemporized Firmness Control System.  The Sleep Number SofaBed was introduced into a limited number of stores nationally.  For our wholesale channel, we updated bed models sold through our retail partners and through QVC, and developed a special Sleep Number bed model for our program with Radisson Hotels and Resorts.

In early 2005, we re-introduced an improved Sleep Number 4000 model into 250 of our retail stores.  Also in January 2005 we added enhanced fire retardancy materials and construction to our beds sold in California to comply with the new California fire retardancy standards.  This product is also available as an option to customers outside of California.  During the remainder of the year, we plan to continue the selective roll-out of the Sleep Number SofaBed and the development of new models for specialty application, such as for QVC.

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

Adding Product Categories, Markets and Geographies

Once we have more thoroughly penetrated the U.S. bedding market, our longer-term goal is to extend our brand through new product introductions, new market segments and international markets.  For example:

•                  We introduced the Sleep Number SofaBed to approximately 86 of our stores in 36 markets across the country in 2004;

•                  We are evaluating our opportunities within OEM channels, beginning with a partnership with Winnebago Industries, which now installs our Sleep Number bed as standard equipment or as an option in six of its higher-end motor home models;

•                  We began our efforts to significantly expand the placement of our Sleep Number bed in the hospitality industry with our agreement with Radisson Hotels and Resorts announced in May 2004; and

•                  We are evaluating the benefits of expanding internationally in order to capitalize on our differentiated product, our operating model and the international management experience of our executive team.

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

•                  Greater relief of lower back pain; and

•                  Greater overall comfort.

Mattresses

In our company-controlled sales channels, we have traditionally offered four different Sleep Number bed models, including the Sleep Number 3000, 4000, 5000 and 7000.  In the second quarter of 2004, we introduced nationally our newest model, the Sleep Number 9000.

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

The air chambers of a Sleep Number bed are surrounded on all sides by a high-density foam perimeter to provide strong edge support. For added comfort, we offer plush pillowtop options with an extra cushion of support designed to cradle the body.  All Sleep Number mattresses are enclosed by a comfortable, durable Belgian Damask covering.  Our covers are sewn in our plants in the United States.

As you move up the product line, the Sleep Number bed models offer different features and benefits, including additional comfort padding and fiberfill loft, higher quality Belgian Damask fabrics, higher overall mattress profile, quieter Firmness Control Systems with additional functions, and wireless remote controls as a standard feature.

Our current price points (excluding the matching foundation) generally range from approximately $300 to $500 for a Twin-size Sleep Number 3000 to $4,400 for the King-size Sleep Number 9000.  For a mattress set, including the matching foundation, our Queen-sized models range from $900 to $3,800.  These prices are subject to periodic promotional offerings.  We offer a different series of Sleep Number bed models to our wholesale partners, who establish their own resale prices to their customers.

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

In 2003 we completed the national roll-out of our Precision Comfort adjustable foundation to our retail stores.  The adjustable foundation allows consumers to raise the head or foot of the bed, and to experience a wave massage, using a handheld remote.  The current retail prices of our adjustable foundations range from $1,425 to $2,850, depending upon the size of the bed.

Sofa Sleeper

In the second quarter of 2004, we introduced the Sleep Number SofaBed line into selected pilot market distribution.  The Sleep Number SofaBed features a queen-sized Sleep Number mattress inside a beautifully appointed sofa surround, which is available in 38 different fabric or leather options.  This product is being produced in partnership with Berkline/Benchcraft Holdings, LLC, a leading manufacturer of motion furniture.  The SofaBed is now available in 86 stores in 36 markets across the country.

Accessories

In addition to our mattresses and foundations, we offer a line of accessory bedding products, including specialty pillows, mattress pads, comforters, sheets, bed frames and leg options.  The specialty pillows, which come in a variety of sizes, materials and firmness, are designed to provide personalized comfort and better quality sleep for stomach, back or side sleepers.  We also market our Personal Warmth Collection,™ a group of comforters and blankets designed to be twice as warm on one half of the bed as the other, accommodating varying warmth preferences among couples.  We recently introduced our new GridZone™ Memory Foam Pillow which provides varying support zones, and our quilted blanket with Thinsulate® insulation, which was developed exclusively for Select Comfort in partnership with 3M Company.

Delivery and Assembly Services

Our unique product design allows us to ship our beds in a modular format to customers throughout the United States by UPS.  We regularly review our package sizes to take advantage of more favorable shipping rates.  Informational product brochures and easy-to-follow assembly instructions accompany each Sleep Number bed, which can be quickly and easily assembled by the customer through a simple, tool-free process.  For an additional fee the customer can take advantage of our home delivery, assembly and mattress removal services.  In 2003 we expanded these services to be available through all of our retail stores, in certain markets by a third-party provider.  Delivery typically takes between 7 and 14 days from the date of order.

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

Our Distribution Channels

We generate revenue by selling our products through four complementary distribution channels.  Three of these channels - retail, direct marketing and e-commerce - are company-controlled and sell directly to consumers.  We also sell through a wholesale channel to leading home furnishings retailers, specialty bedding retailers and the QVC shopping channel.  Our wholesale strategy is to expand our points of sale more quickly in selected markets with lower capital expenditures than opening new retail stores.  In addition, our wholesale strategy allows us to leverage our advertising and increase brand awareness in large markets where it would otherwise not be cost effective for us to spend advertising dollars.

Retail

Our retail stores accounted for 78.1% of our net sales in 2004 and 78.5% of our net sales in 2003.  As of the end of fiscal 2004, we operated 370 stores in 45 states, including 13 leased departments within other retail stores.  We anticipate opening 30 to 40 new retail stores and expect to close approximately five mall-based stores in 2005.  Company-operated stores at year-end 2004 included leased departments within 13 Bed, Bath & Beyond stores.  We plan to reassess this leased department program in 2005.

Our stores are principally mall-based showrooms, averaging approximately 1,000 square feet and typically displaying four models of our Sleep Number beds and a full selection of our branded accessories.  Our store design incorporates a bedroom-like setting intended to convey a sense of sophistication and quality that reinforces our Sleep Number brand name as synonymous with sleep solutions.  Our sales professionals play an important role in creating an inviting and informative retail environment.  These professionals receive extensive training regarding the features and benefits of our Sleep Number beds and accessories, the overall importance of sleep quality and our proprietary, standardized selling process.

Direct marketing

Many consumers’ initial exposure to our Sleep Number bed is through our direct marketing operations.  Interested consumers respond to our print, radio and cable television advertisements by calling our toll-free number.  Our direct marketing sales professionals capture information from the consumer, begin the consumer education process, take the order, or, if appropriate, send an information packet.  Our direct marketing operations also include a database marketing department that is responsible for segmentation and analysis of our database to direct the mailing of product and promotional information in response to inquiries.  We maintain a database of approximately 11.5 million inquiries, including customers.  In 2001, we established a “Factory Direct” outlet through our direct marketing channel, allowing us to selectively market refurbished products where allowed by law, as well as discontinued models.  We also manage Comfort Club, an affinity program for our Sleep Number bed owners, through our direct marketing group.

E-commerce

Our Web site at selectcomfort.com provides consumers with a wide array of useful information as well as the convenience of ordering our products online or calling and ordering from one of our internet-dedicated sales professionals.  Since building the capability to take online orders in May 1999, our e-commerce channel has continued to add functionality and content to educate consumers regarding sleep science and research, our products and the benefits they provide.  Our Web site also directs consumers to our store locations and provides other means to contact us.  Through advanced search engine applications, our e-commerce department leverages the brand awareness built through our advertising and makes it easy for consumers to find our site.  Our Web site incorporates a look and feel that is attractive and professional and which reinforces the Select Comfort and Sleep Number brand images.  Our site has been recently enhanced, allowing visitors to watch our commercials and various demonstration videos, to apply for financing offers online, to track shipment of purchased products, and to view and manage their Comfort Club reward certificates.

Wholesale

We are selectively building wholesale relationships with home furnishings retailers and specialty bedding retailers.  These wholesale relationships increase our points of sale with lower capital requirements and we believe will allow us to leverage our advertising spending in key markets.  Since July 2002, our Sleep Number bed has been featured in Sleep Train stores in California.  Sleep Train, with over 50 stores, is the first large scale, multi-store specialty bedding retailer to offer our Sleep Number bed outside of our company-controlled stores.  In August 2002, we began to sell our Sleep Number bed through Sleep America, a specialty retailer in the Phoenix and Tucson markets which currently operates 27 stores.  In 2004, we added retail partners in both Hawaii and Alaska.  We plan to selectively pursue additional distribution through other retail partners in 2005.

Since October 2000, we have successfully offered our products through periodic segments on the QVC shopping channel.  Our Sleep Number bed was named QVC’s Home Innovation Product Concept of the Year at QVC’s 2001 QStar Awards and is the #1 selling bed on QVC.  We believe that our distribution through QVC has increased overall consumer awareness of our Sleep Number brand in addition to providing a sales outlet.

In May 2004, we entered into an agreement to supply Sleep Number beds to Radisson Hotels and Resorts in the United States, Canada and the Caribbean.  We plan to replace a majority of Radisson’s 90,000 beds with Sleep Number beds over the next several years, depending on franchisee orders.  We believe that the presence of the Sleep Number beds within Radisson Hotels and Resorts will provide unprecedented consumer trial opportunities that will increase awareness of the product and brand among the thousands of guests who stay at Radisson hotels each night.

Store Operations

Store Economics

Average net sales per store were approximately $1,247,000 in 2004 versus $626,000 in 2001, with average sales per square foot of approximately $1,208 in 2004 versus $666 in 2001.  For 2002, our sales per square foot were the second highest among all bedding and furniture retailers according to a May 2003 Furniture/Today survey.  New stores opened in 2004 are expected to average in excess of $900,000 in net sales in the first year of operations.  Approximately 64% of our stores generated sales of over $1.0 million in 2004.

Our investment to open a new store is approximately $175,000, including inventory.  We target new stores to be cash flow positive within 12 months with a payback of the initial cash investment in less than 24 months.  Our stores break even on a four-wall cash flow basis with approximately $525,000 of net sales.  Our four-wall cash flow is calculated as gross profit generated from store sales less store expenses and advertising, without deduction of depreciation expenses.

Site Selection

We cluster retail stores within a metropolitan market in order to leverage our advertising.  In selecting new store sites, we generally seek high-traffic locations of approximately  1,000 to 1,400 square feet within malls in metropolitan areas.  We conduct extensive analyses of potential store sites and base our selection on a number of factors, including the location within the mall, the demographics of the trade area, the specifications of the mall (including size, age, sales per square foot and the location of the nearest competitive mall), the perceived strength of the mall’s anchor stores, the performance of other specialty retail tenants in the mall, the store density of existing stores and our marketing and advertising plans in the respective markets.  We began testing store locations in select strip centers and lifestyle-oriented shopping centers in the second half of 2003.  We plan to open additional non-mall stores in 2005.  These non-mall locations are typically larger, at approximately 2,000 square feet, but with economics similar to our small-based stores.  Our store opening plans for 2005 are designed primarily to fill out existing markets in order to leverage brand awareness and advertising.

Management and Sales Professionals

Our stores are currently organized into four regional areas and 38 districts, with seven to 12 stores in each district, depending on geographical dispersion.  Each regional director oversees nine or 10 districts.  Each district has a market manager who is responsible for sales and operations and reports to the regional director.  The market managers frequently visit stores to review merchandise presentation, sales force product knowledge, sales process, financial performance and compliance with operating standards.  The typical staff of one of our new Select Comfort stores consists of one store manager and two or more full-time sales professionals. Store staffing expands as store sales volume grows.  Our sales professionals devote substantially all of their efforts to sales and customer service, which includes helping customers and responding to inquiries.

Training and Compensation

All store personnel receive comprehensive on-site training on our technology and sleep expertise, the features and benefits of our beds, sales and customer service techniques and operating policies and guidelines.  Initial training programs are reinforced through detailed product and operating manuals and periodic performance appraisals.  All store sales professionals receive base compensation and are entitled to commissions and bonuses based on individual performance as well as their store’s performance.  Regional directors, market managers and store managers are eligible to receive, in addition to their base compensation, bonuses for the achievement of performance objectives.

Marketing and Advertising

Lack of awareness among the broad consumer audience of our brand, product benefits and store locations historically has been our most significant barrier to growth.  The Sleep Number advertising campaign was introduced early in 2001 to support our retail stores in selected markets through our first comprehensive multi-media advertising campaign using prime-time TV, national cable television, infomercials, drive-time radio and newspaper advertisements.  We have expanded the comprehensive local multi-media Sleep Number advertising campaign from the initial eight markets in 2001 to 34 markets in 2004.  In 2003, we doubled the size of our successful radio personality endorsement advertising program, now totaling 135 radio personalities in approximately 118 retail store markets.

In the direct marketing channel, our advertising message is communicated through targeted print and radio advertisements, use of infomercials and short-form direct TV advertising and through product brochures, videos, DVDs and other product and promotional materials mailed in response to consumer inquiries.  The direct marketing channel has historically relied heavily on our advertising through nationally syndicated radio personalities, such as Paul Harvey and Rush Limbaugh, and print and direct mail programs.  Since 2002, we have significantly increased our advertising investment on national cable TV, predominantly purchased at advantageous direct response media rates and now incorporating actress Lindsay Wagner as host.  This provides a base of awareness which is supplemented with local retail store advertising.  Our direct marketing operations continually monitor the effectiveness and efficiency of our advertising by tracking the cost per inquiry and cost per order of our advertising.

Since 2001, the Sleep Number positioning has been integrated into our marketing messages across all of our distribution channels, advertising vehicles and media types.  We have increased our 1-800 advertising on national cable TV as an economical means of increasing national brand awareness for our Sleep Number bed.  Through our dedicated call center, we are able to provide the inquiring consumer more information or send a video and brochure.  Our total media spending increased by $19 million to approximately $79 million in 2004, and is planned to increase to approximately $88 million in 2005.

All owners of our beds are members of our Comfort Club, our customer loyalty program designed primarily to reward our owners for recommending our beds.  Each time a referred customer purchases a bed, the referring Comfort Club member receives a $50 coupon for purchase of our products, with increasing benefits for multiple referrals.  In 2004, approximately 35,000 new customers bought beds after receiving referrals from our Comfort Club members, and existing owners bought approximately 25,000 additional beds.

Operations

Manufacturing and Distribution

We have two manufacturing plants, one located in Columbia, South Carolina, and the other in Salt Lake City, Utah.  The manufacturing operations in South Carolina and Utah consist of quilting and sewing of the fabric covers for our beds and final assembly and packaging of mattresses and foundations from contract manufactured components.  In addition, our electrical Firmness Control Systems are assembled from contract manufactured components in our Salt Lake City plant.  In April 2001, we discontinued full manufacturing in our Minneapolis location and have since used this facility only to process returns and warranty claims and to manufacture components for our wholesale line.  In 2004, we opened a distribution warehouse in Omaha, Nebraska to supply finished product under our program with Radisson Hotels and Resorts.

We manufacture beds to fulfill orders rather than stocking inventory, which enables us to maintain lower levels of finished goods inventory and operate with limited regional warehousing.  Orders are currently shipped from our manufacturing facilities, via UPS or through our company-controlled home delivery, assembly and mattress removal service, typically within 48 hours following order receipt, and are usually received by the customer within 5 to 10 business days after shipment.  In 2003, we expanded the availability of our company-controlled delivery, assembly and removal services to all of our retail markets.

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

Our proprietary foundations are produced to our specifications by one domestic supplier under an agreement that expires in October 2006.  This agreement is subject to automatic annual renewal unless either party gives 180 days’ notice of its intention not to renew the agreement.  We expect to continue this supplier relationship for the foreseeable future.

All of the suppliers that produce unique or proprietary products for us have in place either contingency or disaster recovery plans or redundant production capabilities in other locations in order to safeguard against any unforeseen disasters.  We review these plans and sites on a regular basis to ensure the supplier’s ability to maintain uninterrupted supply of materials and components.

Research and Development

Our research and development department continuously seeks to improve current product performance and benefits based on sleep science.  Through customer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products. Since the introduction of our first bed, we have continued to improve and expand our product line, including a quieter Firmness Control System, remote controls with digital settings, more luxurious fabrics and covers, new generations of foams and foundation systems and enhanced border walls.  Our research and development expenses were $1.9 million in 2004, $1.3 million in 2003, and $0.9 million in 2002.

Customer Service

We maintain an in-house customer service department staffed by customer service representatives who receive extensive training in sleep technology and all aspects of our products and operations.  Our customer service representatives field customer calls and also interact with each of our retail stores to address customer questions and concerns raised with retail sales professionals.  Our customer service department also makes outbound calls to new customers during our in-home trial phase to provide solutions to possible problems in order to enhance customer education, build customer satisfaction and reduce returns.

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

GE Capital’s right to set the minimum customer credit ratings could, if exercised, impact sales by affecting the number of customers who can finance purchases.  The term of this facility expires in June 2006, and thereafter may be terminated by either party upon 150 days’ notice.  We are liable to GE Capital for chargebacks arising out of (i) breach of our warranties relating to the underlying sale transaction, (ii) defective products or (iii) our failure to comply with applicable operating procedures under the facility.  We are not liable to GE Capital for credit losses arising out of our customers’ credit defaults.  If we replace GE Capital with an alternative third-party provider of consumer financing, GE Capital could request that we purchase its portfolio of our customer accounts based on a pre-determined formula, which reflects a discount to the face amount of these accounts.  If we were to engage a replacement provider, we would likely require this new provider to purchase the portfolio from GE Capital, relieving us of our obligations under this facility.

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

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, border wall and corner piece systems, foundation systems and features related to sofa sleepers with air mattresses, as well as other technology.  We have 26 issued U.S. patents, expiring at various points between December 2005 and June 2022, and six U.S. patent applications pending.  We also hold 19 foreign patents and 10 foreign patent applications pending.  Notwithstanding these patents and patent applications, we cannot assure you that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products.  To our knowledge, no third party has asserted a claim against us alleging that any element of our product infringes or otherwise violates any intellectual property rights of any third party.

“Select Comfort” and “Sleep Number” are trademarks registered with the U.S. Patent and Trademark Office.  We have a number of other registered trademarks including our “Select Comfort” logo with the double arrow design, “Select Comfort Creator of the Sleep Number Bed,” “What’s Your Sleep Number?”, “Precision Comfort,” “The Sleep Number Bed by Select Comfort” (logo), “The Sleep Number Store by Select Comfort” (logo), “Comfort Club” and “Sleep Better on Air.”  U. S. applications are pending for a number of other marks.  Several of these trademarks have been registered, or are the subject of pending applications, in various foreign countries.  Each federally registered mark is renewable indefinitely as long as the mark remains in use.  We are not aware of any material claims of infringement or other challenges asserted against our right to use these marks.

Governmental Regulation

Our operations are subject to state and local consumer protection and other regulations relating to the bedding industry.  These regulations vary among the states in which we do business.  The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations.  Our direct marketing and e-commerce operations are or may become subject to various adopted or proposed federal and state “do not call” and “do not mail” list requirements.

The federal Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the bedding industry.  Effective January 1, 2005, the State of California adopted a new fire retardancy standard applicable to bedding products sold in California for general consumer residential use.  We developed product modifications to meet the new standard, which have added costs to the modified products and require more complicated manufacturing processes, reducing our manufacturing capacity.  We offer these modified products both to California residents and as an option to customers outside of California.  The federal Consumer Product Safety Commission is considering new fire retardancy standards that we believe may become effective sometime in 2006.  Because the Consumer Product Safety Commission may adopt new federal standards that could be different from the California standard, we cannot be certain that the product modifications we have developed for California will enable us to meet any new federal standards.  We expect that the product modifications and manufacturing processes necessary to meet any new federal standard will add cost to our product and may have a material adverse effect on our manufacturing capacity.

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

Our major systems include an in-store point of sale (POS) system, a retail portal system, direct marketing and customer service in-bound/out-bound telemarketing systems, e-commerce systems, retail partners support systems and Oracle ERP systems.  Our in-store retail systems include one or two POS terminals in each store, depending on sales volume.  The POS terminals are connected via a dedicated, secured Internet connection to our enterprise systems.  That same communication connection is used to provide the stores with access to store productivity and reporting systems via our retail portal.  The retail, direct marketing, customer service, e-commerce and retail partner applications are interfaced to provide a fully integrated view of our customers and their activities across sales channels.  Our Oracle-based ERP applications are on a current release and include modules in support of our finance, human resources and manufacturing operations.  We have been expanding our use of integrated, packaged systems centered around the Oracle ERP applications to provide improved flexibility, functionality and productivity.

We use a combination of primarily internal employees, supplemented by domestic consultants and contractors to deliver and maintain our technology systems and assets.  Outsourcing is occasionally used for cost-effectiveness or strategic reasons.  Our production data center and e-commerce Web site are hosted at an outsourced facility that provides top tier, fully secured data center space.  We maintain a disaster recovery plan that is tested annually.

Employees

At January 1, 2005, we employed 2,488 persons, including 1,283 retail store employees, 59 direct marketing sales employees, 68 customer service employees, 323 manufacturing employees, 432 home delivery employees and 323 management and administrative employees.  Approximately 260 of our employees were employed on a part-time basis at January 1, 2005.  Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates.  None of our employees is represented by a labor union or covered by a collective bargaining agreement.  We believe that our relations with our employees are good.

Executive Officers of the Registrant

William R. McLaughlin, 48, joined our company in March 2000 as President and Chief Executive Officer.  In May 2004, Mr. McLaughlin was also elected to the position of Chairman of our Board of Directors.  From December 1988 to March 2000, Mr. McLaughlin served as an executive of PepsiCo Foods International, Inc., a snack food company and subsidiary of PepsiCo, Inc., in various capacities, including from September 1996 to March 2000 as President of Frito-Lay Europe, Middle East and Africa, and from June 1993 to June 1996 as President of Grupo Gamesa, S.A. de C.V., a cookie and flour company based in Mexico.

Keith C. Spurgeon, 50, joined our company as Senior Vice President, Sales in February 2002.  From September 2000 to February 2002, Mr. Spurgeon served as an independent business consultant.  From 1996 to September 2000 he was Chairman of the Board and Chief Executive Officer of Zany Brainy, Inc., a retailer of educational toys and books for children.  Zany Brainy filed for Chapter 11 bankruptcy protection in May 2001.  He served as Vice President-Asia/Australia at Toys “R” Us, Inc. from 1991 to 1996 after holding various management positions from 1986 to 1991.  Mr. Spurgeon began his career at Jewel Food Stores.

Noel F. Schenker, 51, joined our company as Senior Vice President, Marketing and New Business Development in November 2000.  Ms. Schenker served as Senior Vice President of Marketing and Strategic Planning at Rollerblade, Inc., a sporting goods company, from 1992 to 1996, and as an independent consultant from 1996 to 2000.  She was with The Pillsbury Company from 1981 to 1992, serving as Vice President of Marketing for the Green Giant business.  Ms. Schenker has announced her resignation from our company, to be effective as of March 17, 2005.

Gregory T. Kliner, 67, joined our company as Senior Vice President, Operations in August 1995.  From October 1986 to August 1995, Mr. Kliner served as Director of Operations of the Irrigation Division for The Toro Company, a manufacturer of lawn care, snow removal products and irrigation systems.  Mr. Kliner plans to retire from our company in the second quarter of 2005.

Kathryn V. Roedel, 44, plans to join our company in April 2005 as Senior Vice President, Global Supply Chain, succeeding Mr. Kliner.  Since 1983, Ms. Roedel has served in a variety of capacities for General Electric Company, most recently as General Manager, Global Supply Chain Strategy for GE Healthcare Technologies.

James C. Raabe, 45, has served as Senior Vice President and Chief Financial Officer since April 1999.  From September 1997 to April 1999, Mr. Raabe served as our Controller.  From May 1992 to September 1997, he served as Vice President - Finance of ValueRx, Inc., a pharmacy benefit management provider.  Mr. Raabe held various positions with KPMG LLP from August 1982 to May 1992.

Mark A. Kimball, 46, has served as Senior Vice President, Legal, General Counsel and Secretary since August 2003.  From July 2000 to August 2003, Mr. Kimball served as Senior Vice President, Human Resources and Legal, General Counsel and Secretary.  From May 1999 to July 2000, Mr. Kimball served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary.  For more than five years prior to joining us,

Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

Scott F. Peterson, 45, has served as Senior Vice President, Human Resources since August 2003.  From January 2002 to August 2003, Mr. Peterson served as Senior Vice President, Human Resources, for LifeTime Fitness, a proprietor of health and fitness clubs.  From March 2000 through November 2001, he served as Chief People Officer for SimonDelivers.com, an internet-based grocery sales and delivery company.  From 1990 through 2000, he served in a variety of capacities with The Pillsbury Company, a food manufacturer, most recently as Vice President, Human Resources, for the Bakeries and Foodservice Division.

Michael J. Thyken, 44, has served as Senior Vice President and Chief Information Officer since July 2001.  From July 2000 to July 2001, Mr. Thyken served as Vice President and Chief Information Officer.  During 1999, he was Group Director of Application Development at Jostens, a manufacturer of scholastic recognition products.  From 1994 to 1999, Mr. Thyken was Director of Technical Services for Target Stores, then a division of Dayton Hudson Corporation, a department store retailer.  From 1984 to 1994, Mr. Thyken served in various positions with IBM Corporation.

Available Information

Our corporate Internet Web site is http://www.selectcomfort.com.  Through a link to a third-party content provider, our corporate Web site provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission.  The information contained on our Internet Web site or connected to our Web site is not incorporated by reference into this Form 10-K and should not be considered part of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or Web casts open to the public, in press releases or reports, on our Internet Web site or otherwise.  Statements that are not historical are forward-looking and reflect expectations and assumptions.  We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms.

Forward-looking statements speak only as of the date made and involve risks and uncertainties.  These risks and uncertainties include factors that affect all businesses as well as matters specific to our company.  Below are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements.  We wish to caution readers not to place undue reliance on any forward-looking statement and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described below, as well as others that we may consider immaterial or do not anticipate at this time.  The following risks and uncertainties are not exclusive and further information concerning the company and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

We may not be able to sustain growth or profitability.

Our net sales have grown in each of the last three fiscal years after two consecutive years of declining net sales.  Our 14 most recent quarters have been profitable after eight consecutive quarters of losses.  We may not be able to sustain growth or profitability on a quarterly or annual basis in future periods.  Our future growth and profitability will depend upon a number of factors, including but not limited to:

•                  Our ability to continue to successfully execute our strategic initiatives and growth strategy;

•                  The efficiency and effectiveness of our Sleep Number advertising campaign and other marketing programs in building product and brand awareness, driving traffic to our points of sale and increasing sales;

•                  The level of consumer acceptance of our products, new product offerings and brand image;

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

•                  Our ability to retain existing wholesale accounts and to secure new wholesale accounts on a profitable basis;

•                  The success of our program with Radisson Hotels and Resorts in achieving planned levels of placement of our beds with the hotels and resorts and in driving consumer awareness of our product and brand;

•                  Our ability to continuously improve our products to offer new and enhanced consumer benefits, better quality and reduced costs;

•                  Our ability to maintain cost-effective sales, production and delivery of our products;

•                  Our ability to source high quality raw materials and components on a cost-effective basis in the face of rising commodity costs and inflationary pressures;

•                  Our ability to increase our prices as may be necessary to maintain gross margins in the face of cost pressures;

•                  Our ability to successfully expand our home delivery, assembly and mattress removal capabilities on a cost-effective basis;

•                  Our ability to secure quality services on a cost-effective basis from third-party providers of delivery, assembly and mattress removal services;

•                  Our ability to cost-effectively offer consumer credit options through third party credit providers;

•                  Our ability to successfully identify and respond to emerging and competitive trends in the bedding industry;

•                  The level of competition in the bedding industry; and

•                  General economic conditions and consumer confidence.

We may not be successful in executing our growth strategy or in sustaining profitable growth.  Failure to successfully execute any material part of our strategic plan or growth strategy could significantly harm our business, operating results and financial condition.

Our comparable store sales or other operating results may fluctuate significantly.  An unanticipated decline in comparable store sales or other operating results may disappoint investors and result in a decline in our stock price.

Our comparable store sales and other operating results have fluctuated significantly in the past.  For example, from 1998 through 2004, our quarterly comparable store sales results ranged from a decrease of 8% to an increase of 38%.  Our annual comparable store sales (decreases)/increases were 16% for 2004 (adjusted to reflect 52 weeks of sales rather than 53 weeks of sales in 2003 to improve comparability from period to period); 31% for 2003 (adjusted to reflect 52 weeks of sales rather than 53 weeks of sales in 2003 to improve comparability from period to period); 27% for 2002; and (4)% for 2001.  These past results may not be a meaningful indicator of future performance.  Our comparable store sales and other operating results may fluctuate significantly in the future.  A variety of factors affect our comparable store sales and other operating results, including but not limited to:

•                  Levels of consumer awareness of our products, brand name and store locations;

•                  Levels of consumer acceptance of our existing products, new product offerings and brand image;

•                  The efficiency and effectiveness of our Sleep Number advertising campaign and other marketing programs in building awareness of our products and brand name, in driving traffic to our store locations, and in motivating consumers to purchase our products;

•                  Consumer shopping and mall traffic trends;

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

•                  The growth of our other distribution channels, including in particular the wholesale distribution of our products through home furnishings and specialty bedding retailers into markets with existing company-owned retail stores;

•                  Our ability to offer effective consumer credit and other promotional offerings;

•                  Any increases in return rates or warranty claims;

•                    Any disruptions in third-party delivery services; and

•                  General economic conditions and consumer confidence.

Future fluctuations or decreases in our comparable store sales or other operating results could significantly harm our business, operating results and financial condition.  In addition, an unanticipated decline in comparable store sales or other operating results may disappoint securities analysts or investors and result in a decline in our stock price.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising expenditures in generating consumer awareness and sales of our products.

We are dependent on the effectiveness and efficiency of our advertising expenditures (which were $78.5 million in 2004, $59.5 million in 2003, $39.5 million in 2002 and $29.5 million in 2001) in generating consumer awareness and sales of our products.  Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising expenditures, including but not limited to our ability to:

•                  Create greater awareness of our products and brand name;

•                  Drive consumer traffic to our points of distribution and to motivate consumers to purchase our products;

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

Our Sleep Number beds compete with a number of different types of bedding alternatives, including innerspring bedding, foam bedding, waterbeds, futons and other air-supported bedding that are sold through a variety of channels, including home furnishings stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.  The bedding industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring bedding with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand, Serta, Simmons and Spring Air.  Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the bedding market.  Tempur-Pedic International, Inc. and other companies compete in the bedding industry with foam mattress products.  A number of bedding manufacturers, including The Nautilus Group and Simmons, as well as a number of smaller manufacturers, including low-cost foreign manufacturers, have offered air beds that compete with our products.

Many of our competitors, including in particular the four largest bedding manufacturers, have greater financial, marketing and manufacturing resources and better brand name recognition than we do and sell products through broader and more established distribution channels.  These competitors, or new entrants into the market, may compete aggressively and gain market share with existing and new mattress products, and may pursue or expand their presence in the air bed segment of the market.  Any such competition could significantly harm our business.  In addition, should any of our competitors reduce its prices on premium bedding products, we may be required to implement similar price reductions in order to remain competitive, which could significantly harm our operating results and financial condition.

Our air beds represent a significant departure from traditional innerspring bedding and the failure of our beds to achieve market acceptance would significantly harm our business, operating results and financial condition.

We estimate that innerspring mattress sales represent approximately 85% of all mattress sales.  Four large manufacturers of innerspring bedding dominate the U.S. bedding market.  Our air chamber technology represents a significant departure from traditional innerspring bedding.  Because no established air bed market existed prior to the introduction of our air bed in 1988, we faced the challenge of establishing the viability of this market, as well as gaining widespread acceptance of our air bed.  The market for air beds is now evolving and the future success of our products will depend upon both the continued growth of this market and market acceptance of our air beds.  The failure of our beds to achieve market acceptance for any reason would significantly harm our business, operating results and financial condition.

Our plan to pursue additional and maintain existing wholesale relationships with home furnishings retailers, specialty bedding retailers and the QVC shopping channel may not yield the benefits we expect and may involve other risks that may harm our business.

An important element of our growth strategy is to expand profitable distribution by increasing sales through our existing channels and by increasing opportunities for consumers to become aware of, and to purchase, our products through additional points of distribution, such as wholesale distribution.  We have only recently established a limited number of wholesale relationships with home furnishings retailers, specialty bedding retailers and the QVC shopping channel and therefore have limited wholesale experience.  Our wholesale relationships may not result in the intended benefits.  We also expect the gross margin from wholesale sales to be less than the gross margin we generate in our company-controlled channels.  The success of our wholesale strategy will depend upon numerous factors, including but not limited to the following:

•                  The ability of our personnel to adequately analyze and identify suitable wholesale distribution partners and markets in which our retail presence is under-represented;

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

We have established relationships with a limited number of home furnishings retailers and specialty bedding retailers over the last several years.  The loss of one or more of these accounts could have a material adverse affect upon our wholesale distribution strategy and could adversely impact our ability to achieve our overall sales growth and profitability objectives.  Any failure to achieve the objectives of our wholesale distribution strategy may significantly harm our operating results and financial condition.

The failure of our program to place beds in Radisson Hotels and Resorts to achieve planned objectives may harm our business and adversely impact our operating results and financial condition.

An important element of our growth strategy is to expand consumer awareness of our products and brand.  We have recently established a relationship with Radisson Hotels and Resorts with plans to replace a majority of the 90,000 beds in Radisson Hotels and Resorts in the United States, Canada and the Caribbean with Sleep Number beds over the next several years.  This program is designed in part to drive consumer awareness of our products and brand among the guests of Radisson Hotels and Resorts.  The success of this strategy will depend upon numerous factors, including but not limited to levels of acceptance of our products among Radisson Hotels and Resorts franchisees, the execution of marketing programs in connection with this relationship, and the quality of guests’ experiences on our beds at the Radisson Hotels and Resorts.  Any failure to achieve the objectives of our relationships with Radisson Hotels and Resorts may significantly harm our operating results and financial condition.

We rely upon several key suppliers that are, in some instances, our sole source of supply.  The failure of one or more of these suppliers or our other key suppliers to supply components for our products on a timely basis, or a material change in the purchase terms for our components, could significantly harm our business, operating results and financial condition.

The major components and raw materials that we purchase for our products are air chambers, foundations, remote controls, pumps, valves, foam and fabric.  We currently obtain the air chambers and foundations for our beds from single supply sources.  We have a supply agreement with the supplier of our air chambers that expires in October 2006, subject to automatic annual renewal thereafter unless either party gives 365 days’ notice of non-renewal.  We have a supply agreement with the supplier of our blow molded foundations that expires in October 2006, subject to automatic annual renewal thereafter unless either party gives 180 days’ notice of non-renewal.  If our relationship with the supplier of our air chambers or foundations is terminated, we could have difficulty in replacing these sources since there are few other suppliers capable of manufacturing these components.

We generally purchase many of our other components and raw materials centrally to obtain volume discounts and achieve economies of scale.  We therefore obtain a large percentage of our components and raw materials from a small number of suppliers.  We do not have any long-term purchase agreements with, or other contractual assurances of continued supply, pricing or access from, any of our suppliers, except as noted above.  Other than our air chambers and foundations, we purchase most of our components and raw materials through purchase orders.  If prices increase and we are unable to pass on the increase in our costs to our customers, then our operating results and financial condition may be significantly harmed.   The loss of one or more of our key suppliers, the failure of one or more of our key suppliers to supply components to our products on a timely basis, or a material change in the purchase terms for our components could significantly harm our business, operating results and financial condition.

We generally assemble our products after we receive orders from customers.  Lead times for ordered components may vary significantly and depend upon a variety of factors, such as the location of the supplier, the complexity in manufacturing the component and general demand for the component.  Some of our components, including our air chambers, have relatively longer lead times.  We generally do not maintain large volumes of component inventory, except for our air chambers, of which we generally carry approximately six weeks of inventory.  As a result, an unexpected and significant increase in the demand for our beds could lead to inadequate inventory and delays in shipping our beds to customers.

The foreign manufacturing of our air chambers and some of our other components involves risks that could increase our costs, lead to inadequate inventory levels or delays in shipping beds to our customers, which could substantially harm our business, operating results and financial condition.

Since our air chambers and some of our other components are manufactured outside the United States, our operations could be significantly harmed by the risks associated with foreign sourcing of materials, including but not limited to :

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

These factors could increase our costs of doing business with these foreign suppliers, lead to inadequate inventory levels or delays in shipping beds to our customers, which could substantially harm our business, operating results and financial condition.  If any of these or other factors were to render the conduct of any of our foreign suppliers’ businesses more difficult or impractical, we may have difficulty sourcing the main components of our products, which could materially and adversely affect our operating results and financial condition.

Increases in commodity prices, component costs and/or delivery costs could harm our profitability.

In recent months there have been significant increases or volatility in the prices of certain commodities, including but not limited to fuel, oil, natural gas, rubber, cotton, plastic resin and steel.  Increases in prices of these commodities may result in significant cost increases related to our raw materials and product components, as well as increases in the cost of delivering our products to our customers.  These increases in costs may require us to increase our prices, potentially adversely impacting our unit sales volumes, and may increase our costs of doing business, potentially adversely impacting our operating results and financial condition.

More than one-third of our net sales are financed by a third party.  The termination of our agreement with this third party, any material change to the terms of our agreement with this third party or in the availability or terms of credit offered to our customers by this third party, or any delay in securing replacement credit sources, could harm our business, operating results and financial condition.

Our qualified customers are offered a revolving credit arrangement to finance purchases from us through a private label consumer credit facility provided by GE Capital.  GE Capital sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.  In connection with all purchases financed under these arrangements, GE Capital pays us an amount equal to the total amount of such purchases, net of promotional related discounts.  Any increase by GE Capital in the minimum customer credit ratings necessary to qualify for credit could adversely impact our sales by decreasing the number of customers who can finance purchases.  The term of this facility expires in June 2006 and continues thereafter unless terminated by either party upon 150 days’ notice.  We are liable to GE Capital for chargebacks arising out of (i) breach of our warranties relating to the underlying sale transaction, (ii) defective products or (iii) our failure to comply with applicable operating procedures under the facility.  We are not liable to GE Capital for losses arising out of our customers’ credit defaults.  If we replace GE Capital with an alternative third-party provider of consumer financing, GE Capital could request that we purchase its portfolio of our customer accounts based on a pre-determined formula, which reflects a discount to the face amount of these accounts.  If we were to engage a replacement provider, we would likely require this new provider to purchase the portfolio from GE Capital, relieving us of our obligations under this facility.

Approximately 37.5% of our net sales during 2004 and 36.6% of our net sales during 2003 were financed by GE Capital or its predecessor, Mill Creek Bank.  Termination of our agreement with GE Capital, any material change to the terms of our agreement with GE Capital or in the availability or terms of credit for our customers from GE Capital or any delay in securing replacement credit sources, could harm our business, operating results and financial condition.

Our future growth and success depend upon key personnel whom we may not be able to retain or hire.

We are currently dependent upon the continued services, ability and experience of our executive management team, particularly William R. McLaughlin, our Chairman and Chief Executive Officer.  The loss of the services of Mr. McLaughlin or other members of executive management could significantly harm our business.  Noel Schenker, our Senior Vice President, Marketing and New Business Development since November 2000, recently announced her plans to resign from our company effective as of March 17, 2005.  We are currently engaged in the search for a successor to Ms. Schenker’s position.  Any significant delay or failure in our efforts to hire and retain a qualified successor for this senior marketing position could adversely impact our business.  We do not maintain any key person life insurance on any members of our executive management team.  Our future growth and success will also depend upon our ability to attract, retain and motivate other qualified personnel.

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

We own various U.S. and foreign patents and patent applications related to certain elements of the design and function of our beds and related products.  We also own several registered and unregistered trademarks and trademark applications, including in particular our Select Comfort and Sleep Number trademarks, which we believe have significant value and are important to the marketing of our products to customers.  In addition to patents and trademarks, we rely upon copyrights, trade secrets and other intellectual property rights and we have implemented several measures to protect our intellectual property and confidential information contained in our products, such as entering into assignment of invention and nondisclosure agreements with certain of our employees.  Our ability to compete effectively with other companies depends, to a significant extent, upon our ability to maintain the proprietary nature of our owned intellectual property and confidential information.  Our intellectual property rights may not provide substantial protection against infringement or piracy and may be circumvented by our competitors.  Our protective measures may not protect our intellectual property rights or confidential information or prevent our competitors from developing and marketing products that are similar to or competitive with our beds or other products.  In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States.  If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology or trademarks in connection with competitive products, which could adversely affect our sales or require us to decrease our prices.

Intellectual property litigation, which could result in substantial costs to us and the diversion of significant time and effort by our executive management, may be necessary to enforce our patents and trademarks and to protect our trade secrets and proprietary technology.  We may not have the financial resources necessary to enforce or defend our intellectual property rights.

We are not aware of any intellectual property infringement or invalidity claims that may be asserted against us,

however, it is possible that third parties, including competitors, may successfully assert such claims.  The cost of defending such claims, or any resulting liability, or any failure to obtain necessary licenses on reasonable terms, may adversely impact our operating results and financial condition.

We depend upon UPS and other carriers to deliver our products to customers on a timely and cost-effective basis.  Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose future sales.  Any increase in freight charges could increase our costs of doing business and harm our profitability.

Historically, we have relied almost exclusively on UPS for delivery of our products to customers.  For a significant portion of the third quarter of 1997, UPS was unable to deliver our products within acceptable time periods due to a labor strike, causing delays in deliveries to customers and requiring us to use alternative carriers.  UPS may not be able to avert labor difficulties in the future or may otherwise experience difficulties in meeting our requirements in the future.  From 2000 to 2003, we demonstrated an ability to shift a portion of our product delivery business to FedEx, as necessary.  In addition, we either provide directly, or contract with a third party to provide, in-home delivery, assembly and mattress removal services, and in 2003 expanded the availability of this service to all of our retail stores across the country.  Despite these alternative carriers, if UPS were to experience difficulties in meeting our requirements we may not be able to deliver products to all of our customers on a timely or cost-effective basis through any one or more of these or other alternative carriers.  Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose future sales.  Any increase in freight charges could increase our costs of doing business and harm our profitability.

Significant and unexpected return rates under our 30-night trial period and warranty claims under our 20-year limited warranty on our beds, in excess of our returns and warranty reserves, could significantly harm our business, operating results and financial condition.

Part of our marketing and advertising strategy focuses on providing a 30-night trial in which customers may return their beds and obtain a refund of the purchase price if they are not fully satisfied with our product.  As we expand our sales, return rates may not remain within acceptable levels.  A significant and unexpected increase in return rates could significantly harm our business, operating results and financial condition.  We also provide our customers with a 20-year limited warranty on our beds.  However, since we have only been selling beds in significant quantities since 1992, we may receive significant and unexpected claims under these warranty obligations that could exceed our warranty reserves.  Significant warranty claims in excess of our warranty reserves could significantly harm our business, operating results and financial condition.

We may be unable to effectively manage our growth, which could significantly harm our business, operating results and financial condition.

Our growth strategy has placed, and will continue to place, significant strains on our management, production, information systems and other resources.  To manage growth effectively, we must maintain a high level of manufacturing quality and efficiency, continue to enhance our operational, financial and management systems, including our database management, tracking of inquiries, inventory control and distribution systems, and expand, train and manage our employee base.  We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, operating results and financial condition.

Our management information systems may prove inadequate.

We depend upon our management information systems for many aspects of our business.  Some of our key software has been developed by our own programmers and this software may not be easily modified or integrated with other software and systems.  Our business will be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand our systems as we execute our growth strategy.

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

Our business is subject to some seasonal influences, with lower sales in the second quarter and higher sales during the fourth quarter holiday season due to greater mall traffic.  Furthermore, a substantial portion of our sales is often realized in the last month or last few weeks of a quarter, due in part to our promotional schedule and commission structure.  The level of our sales and marketing expenses and new store opening costs is based, in significant part, on our expectations of future customer inquiries and net sales and cannot be adjusted quickly.  If there is a shortfall in expected net sales or in the conversion rate of customer inquiries, we may be unable to adjust our spending in a timely manner and our profitability may be significantly harmed.

We are subject to government regulations relating to the bedding industry and to various aspects of our operations and may be required to incur expenses or to modify our operations in order to ensure compliance with these regulations.

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

Our direct marketing and e-commerce operations are or may become subject to various adopted or proposed federal and state “do not call” or “do not mail” list requirements.  We believe that we are in compliance with these requirements, but these requirements may be modified over time and may adversely affect our direct marketing sales or costs.

The federal Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the bedding industry.  Effective January 1, 2005, the State of California adopted a new fire retardancy standard applicable to bedding products sold in California for general consumer residential use.  We developed product modifications to meet the new standard, which have added costs to the modified products and require more complicated manufacturing processes, reducing our manufacturing capacity.  We offer these modified products both to California residents and as an option to customers outside of California.  The federal Consumer Product Safety Commission is considering new fire retardancy standards that we believe may become effective sometime in 2006.  Because the Consumer Product Safety Commission may adopt new federal standards that could be different from the California standard, we cannot be certain that the product modifications we have developed for California will enable us to meet any new federal standards.  We expect that the product modifications and manufacturing processes necessary to meet any new federal standard will add cost to our product and may have a material adverse effect on our manufacturing capacity.

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

We are subject to litigation alleging violation of wage and hour laws in the State of California.  We have agreed to settlement of these claims and accrued the costs of settlement in our results of operations for 2004.  If the settlement is not approved by the court, however, and we are unsuccessful in continuing to defend this litigation, we could be subject to additional liability.

In August 2003, a lawsuit was filed against our company in Superior Court of the State of California, County of Ventura.  The suit was filed by two former store managers alleging misclassification of employment position and seeking class certification.  The plaintiffs have sought judgment for unpaid overtime compensation for store managers and lost meal and break times for store managers and other store personnel alleged to exceed $1 million, together with related penalties, restitution, attorneys’ fees and costs.  On January 31, 2005, we agreed to settle all of the claims for an aggregate sum of $750,000.  This settlement is subject to approval of the court, which we plan to pursue over the next several months.  The costs of this settlement were accrued in our fiscal 2004 results of operations.  If we are unsuccessful in obtaining approval of this settlement from the court, and in continuing to defend this litigation, we could be subject to additional liability.  In addition, we may be required in the future to incur expenses and/or to modify our operations in order to ensure compliance with the applicable requirements of California wage and hour laws.

We are subject to class action litigation alleging deceptive trade practices, fraud and breach of warranty.  This litigation may be costly to defend, could adversely affect our operating results and, if we are unsuccessful in our defense, could subject our company to material liability.

In October 2004, a lawsuit was filed against our company in Hennepin County District Court in the State of Minnesota by one of our customers alleging deceptive trade practices, fraud and breach of warranty related to the alleged propensity of our products to develop mold.  The complaint seeks to certify a class of plaintiffs that would include all purchasers of our beds.  The plaintiff seeks various forms of legal and equitable relief on behalf of class members, including but not limited to rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney’s fees.  We believe the plaintiff’s claims are without merit and we intend to vigorously defend the litigation.  In December 2004, we filed a motion to dismiss the claims in their entirety.  The court’s decision on this motion is pending.  Even if the plaintiff’s claims are found to be without merit, we could incur substantial costs in defending the lawsuit.  The lawsuit could also divert the time and attention of our management and could result in adverse publicity, either of which could significantly harm our operating results and financial condition.  Any adverse determination in the litigation could also result in material liability, which could significantly harm our operating results and financial condition.

We may face exposure to product liability claims.

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage.  In the event that any of our products proves to be defective, we may be required to recall or redesign such products.  In 2004 we experienced increased returns and adverse impacts on sales as a result of media reports related to the alleged propensity of our products to develop mold.  We may experience material increases in returns and material adverse impacts on sales in the event any similar media reports were to occur in the future.  We maintain insurance against product liability claims, but such coverage may not continue to be available on terms acceptable to us and may not be adequate for liabilities actually incurred.  A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business.

We depend upon endorsements by national radio personalities to promote our products.  The loss of these endorsements, or any reduction in their effectiveness, could adversely affect our net sales and profitability.

Our integrated marketing program depends in part on national radio personalities and spokespersons, including Paul Harvey, Rush Limbaugh, Sean Hannity and Lindsay Wagner and other nationally known personalities.  The loss of these endorsements, or any reduction in the effectiveness of theses endorsements, could adversely affect our net sales and profitability.

The expensing of stock compensation programs required under new accounting rules effective in the second half of 2005 may have a material adverse effect on our operating results and financial condition.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value beginning with the first interim or annual period after June 15, 2005.  The pro forma disclosures we have previously made as permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  We are required to adopt SFAS 123R by the third quarter of fiscal 2005, beginning July 3, 2005.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption.  We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.  Our pro forma disclosures have historically reported an annual impact to diluted earnings per share of $0.06 to $0.11.  We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to our current pro forma disclosures under SFAS 123.

Additional terrorist attacks in the United States or against U.S. targets or actual or threats of war or the escalation of current hostilities involving the United States or its allies could significantly impact our business, financial condition, operating results or stock price in unpredictable ways.

Additional terrorist attacks in the United States or against U.S. targets, or actual or threats of war or the escalation of current hostilities involving the United States or its allies, or military or trade disruptions impacting our domestic or foreign suppliers of components to our products, may impact our operations, including, but not limited to, causing delays or losses in the delivery of merchandise to us and decreased sales of our products.  These events could cause an increase in oil or other commodity prices, which could adversely affect our materials or transportation costs, including delivery of our products to customers.  More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets.  These events also could cause an economic recession in the United States or abroad.  Any of these occurrences could have a significant impact on our business, operating results and financial condition and may result in volatility of our stock price.

As a result of the terrorist attacks in the United States and the threat of war involving the United States, we believe many consumers have traveled less and purchased more products for their home.  We believe these trends have contributed to an increase in our net sales.  These trends may not continue and they may not continue to positively affect our net sales.

ITEM 2.  PROPERTIES

Retail Locations

We currently lease all of our existing retail store locations and expect that our policy of leasing, rather than owning stores, will continue as we expand our store base.  Our store leases generally provide for an initial lease term of 5 to 10 years with a mutual termination option if we do not achieve certain minimum annual sales thresholds.  Generally, the store leases require us to pay minimum rent plus percentage rent based on net sales in excess of certain thresholds, as well as certain operating expenses.

The following table provides information regarding the 370 stores that we operated in 45 states as of January 1, 2005, the date of our most recent fiscal year-end:

State	Stores
Alabama	2
Arizona	10
Arkansas	1
California	47
Colorado	10
Connecticut	7
Delaware	1
Florida	24
Georgia	9
Idaho	1
Illinois	18
Indiana	10
Iowa	5
Kansas	5
Kentucky	3
Louisiana	3
Maine	1
Maryland	10
Massachusetts	9
Michigan	12
Minnesota	14
Missouri	13
Montana	2
Nebraska	2
Nevada	3
New Hampshire	4
New Jersey	11
New Mexico	2
New York	9
North Carolina	7
North Dakota	1
Ohio	13
Oklahoma	2
Oregon	6
Pennsylvania	16
Rhode Island	1
South Carolina	3
South Dakota	1
Tennessee	10
Texas	28
Utah	4
Virginia	11
Washington	11
West Virginia	1
Wisconsin	7

Manufacturing and Headquarters

We lease approximately 122,000 square feet in Minneapolis, Minnesota that includes our corporate headquarters, our direct marketing call center, our customer service group, our research and development department and a distribution center that accepts returns and processes warranty claims.  This lease expires in 2009 and contains two five-year renewal options.  We sublease approximately 15,000 square feet in Minneapolis for a home delivery distribution center and a portion of our corporate headquarters staff.  This sublease expires in May 2007 and has a two-year renewal option.

We lease two additional manufacturing and distribution centers in Columbia, South Carolina and Salt Lake City, Utah of approximately 105,000 square feet and approximately 101,000 square feet, respectively.  We lease the Columbia facility through February 2008, with a five-year renewal option thereafter, and the Salt Lake City facility through April 2009, with a five-year renewal option thereafter.

To support our program with Radisson Hotels and Resorts, we lease approximately 40,000 square feet in Omaha, Nebraska, through July 2007.  This lease also has two one-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

In August 2003, a lawsuit was filed against our company in Superior Court of the State of California, County of Ventura.  This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification.  The plaintiffs have sought judgment for unpaid overtime compensation for store managers and lost meal and break times for store managers and other store personnel alleged to exceed $1.0 million, together with related penalties, restitution, attorneys’ fees and costs.  In January 2005, we agreed to settle all of the alleged claims for an aggregate sum of $750,000.  This settlement is subject to the approval of the court, which we plan to pursue over the next several months.  The costs of this settlement were accrued in our fiscal 2004 results of operations.

In October 2004, a lawsuit was filed against our company in Hennepin County District Court in the State of Minnesota by one of our customers alleging deceptive trade practices, fraud and breach of warranty related to the alleged propensity of our products to develop mold.  The complaint seeks class certification and various forms of legal and equitable relief, including but not limited to rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney’s fees.  In December 2004, we filed a motion to dismiss the claims in their entirety.  The court’s decision on this motion is pending.  The Company believes that the complaint is without merit and intends to vigorously defend the claims.  As this case is in the early stages and discovery has not yet commenced, the financial impact to our company, if any, cannot be predicted.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information concerning our common stock set forth on page 36 of our 2004 Annual Report to Shareholders is incorporated herein by reference.

Information concerning shares of our common stock authorized for issuance under equity compensation plans set forth in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

Period	Total Number of Shares including Non-Qualified (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Availability
Fiscal October 2004	246	$16.12	—	$11,704,790
Fiscal November 2004	175,076	19.86	175,000	8,231,137
Fiscal December 2004	159,245	15.66	159,200	5,737,704
Total	334,567	$17.85	334,200

(1)  Includes 367 shares acquired in open market transactions by the administrator of the Company’s non-qualified deferred compensation plan in order to accommodate investment elections of plan participants.

(2)  In February 2005, the Company’s Board of Directors revised the Company’s share repurchase program.  The Audit Committee of the Board of Directors reviews, on a quarterly basis, the authority granted as well as any repurchases under this program.  This authorization is currently not subject to expiration.  As of March 4, 2005, the total outstanding authorization was for $14.0 million.

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data set forth on pages 15-16 of our 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 17-22 of our 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk set forth on page 36 of our 2004 Annual Report to Shareholders is incorporated herein by reference

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements set forth on pages 25-35 of our 2004 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting set forth on page 23 of our 2004 Annual Report to Shareholders is incorporated herein by reference.

Changes in Internal Control

There has been no change in our internal controls over financial reporting during the quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions “Election of Directors,” “Corporate Governance at Select Comfort” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2005 Annual Meeting of Shareholders is incorporated herein by reference.  Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct applicable to our directors, officer and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller).  The Code of Business Conduct is available on the Investor Relations section of our Web site at selectcomfort.com.  In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer and controller, we intend to disclose the same on our Web site at selectcomfort.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Election of Directors – Director Compensation” and “Executive Compensation” in our Proxy Statement for our 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement for our 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Transactions” in our Proxy Statement for our 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Approval of Selection of Independent Auditors” in our Proxy Statement for our 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Consolidated Financial Statements and Schedule

(1)	Incorporated by reference from the attached exhibit containing the 2004 Annual Report to Shareholders

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule

The following Report and financial statement schedule are included in this Part IV.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

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

5.      Select Comfort Corporation 1999 Employee Stock Purchase Plan, as amended and restated

6.      Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated

7.      Select Comfort Corporation 1997 Stock Incentive Plan, as amended and restated

8.      Employment Letter dated April 22, 1999 from the Company to Mark A. Kimball

9.             Executive and Key Employee Incentive Plan

10.       Employment Letter dated March 3, 2000 from the Company to William R. McLaughlin

11.       Employment Letter dated July 11, 2000 from the Company to Michael J. Thyken

12.       Employment Letter dated October 27, 2000 from the Company to Noel F. Schenker

13.       Employment Letter dated February 1, 2002 from the Company to Keith C. Spurgeon

14.       Select Comfort Executive Investment Plan

15.         Employment Letter dated July 23, 2003 from the Company to Scott F. Peterson

16.         Select Comfort Corporation 2004 Stock Incentive Plan

17.         Form of Stock Option Award Agreement under the 2004 Stock Incentive Plan

18.         Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan

19.         Form of Performance Stock Award Agreement under the 2004 Stock Incentive Plan

20.         Summary of Select Comfort Corporation Executive Tax and Financial Planning Program

21.         Summary of Non-Employee Director Compensation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT COMFORT CORPORATION

Dated: March 16, 2005	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ James C. Raabe
James C. Raabe
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date or dates indicated.

NAME	TITLE	DATE

/s/ William R. McLaughlin	Chairman of the Board	March 16, 2005
William R. McLaughlin

/s/ Thomas J. Albani	Director	March 10, 2005
Thomas J. Albani

/s/ Christine M. Day	Director	March 15, 2005
Christine M. Day

/s/ Patrick A. Hopf	Director	March 8, 2005
Patrick A. Hopf

/s/ Christopher P. Kirchen	Director	March 8, 2005
Christopher P. Kirchen

/s/ David T. Kollat	Director	March 16, 2005
David T. Kollat

/s/ Brenda J. Lauderback	Director	March 16, 2005
Brenda J. Lauderback

/s/ Michael A. Peel	Director	March 14, 2005
Michael A. Peel

/s/ Ervin R. Shames	Director	March 9, 2005
Ervin R. Shames

/s/ Jean-Michel Valette	Director	March 16, 2005
Jean-Michel Valette

SELECT COMFORT CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 1, 2005

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

Incorporated by reference to Exhibit 10.5 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-25121)

10.7	Lease Agreement dated as of September 19, 2002 between the Company and Blind John, LLC (as successor to Frastacky (US) Properties Limited Partnership)	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.8	Supply Agreement dated October 18, 2002 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.7 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.9	Form of Incentive Stock Option Agreement under the 1997 Stock Incentive Plan	Incorporated by reference to Exhibit 10.16 contained in the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.10	Form of Performance Based Stock Option Agreement under the 1997 Stock Incentive Plan	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.11	Employment Letter dated July 11, 1995 from the Company to Gregory T. Kliner	Incorporated by reference to Exhibit 10.20 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

Exhibit No.	Description	Method Of Filing

10.12	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.13	Revolving Credit Program Agreement by and between Green Tree Financial Corporation and Select Comfort Corporation (1)	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 (File No. 0-25121)

10.14	Select Comfort Profit Sharing and 401(K) Plan	Incorporated by reference to Exhibit 10.15 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.15	Select Comfort Corporation 1999 Employee Stock Purchase Plan, as Amended	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)

10.16	Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 (File No. 0-25121)

10.17	Select Comfort Corporation 1997 Stock Inventive Plan, as amended and restated through May 1, 2001	Incorporated by reference to Exhibit 10.8 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25121)

10.18	Employment Letter dated April 22, 1999 from the Company to Mark A. Kimball	Incorporated by reference to Exhibit 10.25 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

10.19	Executive and Key Employee Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.20	Employment Letter dated March 3, 2000 from the Company to William R. McLaughlin	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File No. 0-25121)

10.21	Employment Letter dated July 11, 2000 from the Company to Michael J. Thyken	Incorporated by reference to Exhibit 10.24 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)

10.22	Employment Letter dated October 27, 2000 from the Company to Noel F. Schenker	Incorporated by reference to Exhibit 10.25 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)

10.23	Employment Letter dated February 1, 2002 from the Company to Keith C. Spurgeon	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 0-25121)

10.24	Amendment to Revolving Credit Program Agreement with General Electric Capital Corporation, as assignee of Conseco Finance Corp. dated February 20, 2001	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 0-25121)

10.25	Second Amendment to Revolving Credit Program with General Electric Capital Corporation, as assignee of Conseco Finance Corp. dated April 13, 2001	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 0-25121)

10.26	Third Amendment to Revolving Credit Program Agreement with General Electric Capital Corporation, as assignee of Conseco Finance Corp. dated June 19, 2002	Incorporated by reference to Exhibit 10.28 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.27	Select Comfort Executive Investment Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.28	Credit Agreement dated as of May 23, 2003 between the Company and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (File No. 0-25121)

10.29	Fourth Amendment to Revolving Credit Program Agreement with General Electric Capital Corporation, as assignee of Conseco Finance Corp. dated June 23, 2003	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (File No. 0-25121)

10.30	Employment Letter dated July 23, 2003 from the Company to Scott F. Peterson	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 (File No. 0-25121)

10.31	Exclusive Supplier Agreement between Radisson Hotels International, Inc. and Select Comfort Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (File No. 0-25121)

10.32	Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (File No. 0-25121)

10.33	Form of Stock Option Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Filed electronically herewith

10.34	Form of Restricted Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Filed electronically herewith

10.35	Form of Performance Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Filed electronically herewith

10.36	Select Comfort Corporation Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed January 3, 2005 (File No. 0-25121)

10.37	Summary of Non-Employee Director Compensation	Filed electronically herewith

13.1	2004 Annual Report to Shareholders	Filed electronically herewith

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

23.1	Consent of Independent Registered Public Accounting Firm	Filed electronically herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

(1)          Confidential treatment has been granted by the Securities and Exchange Commission with respect to designated portions contained within document.  Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
STATEMENT SCHEDULE

The Board of Directors and Shareholders

Select Comfort Corporation:

Under date of March 8, 2005, we reported on the consolidated balance sheets of Select Comfort Corporation and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2005, as contained in the 2004 Annual Report to shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2004.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
March 8, 2005

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts
• 2004	$619	$404	$338	$685
• 2003	340	391	112	619
• 2002	311	296	267	340

Accrued sales returns
• 2004	$3,469	$37,297	$35,728	$5,038
• 2003	3,181	25,125	24,837	3,469
• 2002	3,624	21,954	22,397	3,181