Form 10-Q
period 2005-04-02
SELECT COMFORT CORP
filed 2005-05-10
CIK 827187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended April 2, 2005


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

As of April 22, 2005, 36,086,951 shares of Common Stock of the Registrant were outstanding.

                           SELECT COMFORT CORPORATION
                                AND SUBSIDIARIES



                                      INDEX


                                                                        Page No.
                                                                        --------

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         April 2, 2005 and January 1, 2005...................................  3

         Consolidated Statements of Operations
         for the Three Months ended
         April 2, 2005 and April 3, 2004.....................................  4

         Consolidated Statements of Cash Flows
         for the Three Months ended
         April 2, 2005 and April 3, 2004.....................................  5

         Notes to Consolidated Financial Statements..........................  6

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

Item 6.    Exhibits.......................................................... 18

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    (UNAUDITED)
                                                                      APRIL 2,      JANUARY 1,
                                                                       2005           2005
                                                                   -------------  --------------
                              ASSETS
Current assets:
   Cash and cash equivalents                                          $ 24,238       $ 15,066
   Marketable securities - current (note 2)                             40,078         35,747
   Accounts receivable, net of allowance for doubtful
     accounts of $662 and $619                                           9,212          8,644
   Inventories (note 3)                                                 18,307         20,481
   Prepaid expenses                                                      8,362          7,375
   Deferred tax assets                                                   6,041          5,287
                                                                   -------------  --------------
       Total current assets                                            106,238         92,600
Marketable securities - non-current (note 2)                            36,845         40,930
Property and equipment, net                                             45,803         43,911
Deferred tax assets                                                     11,494         10,755
Other assets                                                             3,577          3,617
                                                                   -------------  --------------
       Total assets                                                  $ 203,957       $191,813
                                                                   =============  ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $ 29,229      $  26,267
   Consumer prepayments                                                  8,919          9,368
   Accruals:
    Sales returns                                                        5,980          5,038
    Compensation and benefits                                           15,493         13,913
    Taxes and withholding                                                6,138          6,392
    Other                                                                7,890          8,143
                                                                   -------------  --------------
       Total current liabilities                                        73,649         69,121
Long-term liabilities                                                    8,791          8,348
                                                                   -------------  --------------
       Total liabilities                                                82,440         77,469
                                                                   -------------  --------------

Shareholders' equity (notes 4 and 5):
   Undesignated preferred stock; 5,000,000 shares authorized,
     no shares issued and outstanding                                        -              -
   Common stock, $.01 par value; 95,000,000 shares authorized,
     36,082,919 and 35,828,222 shares issued and outstanding,              361            358
     respectively
   Additional paid-in capital                                           96,020         95,548
   Unearned compensation                                                (3,696)        (1,752)
   Retained earnings                                                    28,832         20,190
                                                                   -------------  --------------
       Total shareholders' equity                                      121,517        114,344
                                                                   -------------  --------------
       Total liabilities and shareholders' equity                    $ 203,957       $191,813
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


                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED
                                           ----------------------------
                                             APRIL 2,       APRIL 3,
                                               2005           2004
                                           -------------  -------------

Net sales                                    $172,832       $139,963
Cost of sales                                  70,735         53,929
                                           -------------  -------------
   Gross profit                               102,097         86,034
Operating expenses:
   Sales and marketing                         75,025         63,782
   General and administrative                  13,424         10,634
                                           ------------   ------------
Operating income                               13,648         11,618
Other income:
   Interest income                                473            312
                                           -------------  -------------
Income before income taxes                     14,121         11,930
Income tax expense                              5,479          4,597
                                           -------------  -------------
Net income                                   $  8,642       $  7,333
                                           =============  =============

Net income per share (note 4) - basic          $ 0.24         $ 0.20
                                           =============  =============
Weighted average shares - basic                35,799         35,929
                                           =============  =============

Net income per share (note 4) - diluted        $ 0.22         $ 0.18
                                           =============  =============
Weighted average shares - diluted              39,071         39,990
                                           =============  =============




          See accompanying notes to consolidated financial statements.


                   SELECT COMFORT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                          -----------------------------
                                                             APRIL 2,       APRIL 3,
                                                               2005           2004
                                                          -------------- --------------

Cash flows from operating activities:
   Net income                                                 $ 8,642        $ 7,333
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                              3,701          3,430
     Non-cash compensation                                         64             71
     Deferred tax (benefit) expense                            (1,493)        (1,312)
     Change in operating assets and liabilities:
       Accounts receivable, net                                  (568)        (4,103)
       Inventories                                              2,174           (522)
       Prepaid expenses                                          (987)        (1,698)
       Other assets                                                31           (352)
       Accounts payable                                         2,962          7,179
       Accrued sales returns                                      942          1,012
       Accrued compensation and benefits                        1,580         (4,414)
       Accrued taxes and withholding                              171          3,997
       Consumer prepayments                                      (449)         1,489
       Other accruals and liabilities                             190           (830)
                                                          -------------- --------------
         Net cash provided by operating activities             16,960         11,280
                                                          -------------- --------------

Cash flows from investing activities:
   Purchases of property and equipment                         (5,584)        (5,442)
   Investments in marketable securities                        (2,696)       (43,192)
   Proceeds from maturity of marketable securities              2,450         41,606
                                                          -------------- --------------
         Net cash used in investing activities                 (5,830)        (7,028)
                                                          -------------- --------------
Cash flows from financing activities:
   Repurchase of common stock                                  (6,911)          (240)
   Proceeds from issuance of common stock                       4,953          3,418
                                                          -------------- --------------
         Net cash (used in) provided by financing              (1,958)         3,178
           activities
                                                          -------------- --------------

Increase in cash and cash equivalents                           9,172          7,430
Cash and cash equivalents, at beginning of period              15,066         24,725
                                                          -------------- --------------
Cash and cash equivalents, at end of period                  $ 24,238       $ 32,155
                                                          ============== ==============



                 See accompanying notes to consolidated financial statements.

                   SELECT COMFORT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements for the three months ended April 2, 2005 of Select Comfort Corporation and subsidiaries ("Select Comfort" or the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of April 2, 2005 and January 1, 2005 and the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report to Shareholders and annual report on Form 10-K for the fiscal year ended January 1, 2005. Operating results for any quarterly period may not be indicative of operating results for the full year. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date of SFAS No. 123 Revised, "Share-Based Payment" requiring compensation cost for all share-based payments (including employee stock options) to be recognized in the financial statements at fair value. Under the SEC's rule, the provisions of the standard are now effective as of the first quarter of fiscal 2006. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. Our pro forma disclosures have historically reported an annual impact to diluted earnings per share of $0.06 to $0.11. We have not determined the specific apportionment of cost within the consolidated statements of operations and whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

No additional new accounting pronouncements have been issued that are expected to have a material effect on our financial results.

(2) MARKETABLE SECURITIES

We invest our cash in highly liquid investment grade debt instruments issued by the US government and related agencies, municipalities and corporations with investment grade ratings.

Our investments have an original maturity of up to 36 months with a weighted-average time to maturity of 13 months as of April 2, 2005. Investments with an original maturity of less than 90 days are classified as cash equivalents. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. Investments are classified as held-to-maturity and carried at amortized cost. Marketable securities held at April 2, 2005 carried an amortized cost of $76.9 million and a fair value of $76.1 million.

(3)  INVENTORIES

Inventories consist of the following (in thousands):

                                                   APRIL 2,      JANUARY 1,
                                                    2005           2005
                                                -------------- --------------

Raw materials                                       $  6,028       $  8,498
Work in progress                                         199            170
Finished goods                                        12,080         11,813
                                                -------------- --------------
                                                     $18,307        $20,481
                                                ============== ==============

 (4) NET INCOME PER COMMON SHARE

The following computations reconcile reported net income with net income available to common shareholders per share-basic and diluted (in thousands, except per share amounts):

                                            THREE MONTHS ENDED
                                      -------------------------------
                                                  WEIGHTED
            APRIL 2, 2005                NET      AVERAGE   PER SHARE
            -------------               INCOME     SHARES    AMOUNT
                                      ---------- --------- ----------

BASIC EPS
Net income available to common         $ 8,642    35,799     $ 0.24
shareholders
                                                           ==========

EFFECT OF DILUTIVE SECURITIES
   Options                                   -     1,791
   Common stock warrants                     -     1,306
   Restricted Stock                          -       175
                                      ---------- ---------

DILUTED EPS
Net income available to common
    shareholders                       $ 8,642    39,071     $ 0.22
   plus assumed conversions
                                      ========== ========= ==========

                                            THREE MONTHS ENDED
                                      -------------------------------
                                                  WEIGHTED
            APRIL 3, 2004                NET      AVERAGE   PER SHARE
            -------------               INCOME     SHARES    AMOUNT
                                      ---------- --------- ----------

BASIC EPS
Net income available to common         $ 7,333    35,929     $ 0.20
shareholders
                                                           ==========

EFFECT OF DILUTIVE SECURITIES
   Options                                   -     2,545
   Common stock warrants                     -     1,385
   Restricted Stock                          -       131
                                      ---------- ---------

DILUTED EPS
Net income available to common
    shareholders                       $ 7,333    39,990     $ 0.18
   plus assumed conversions
                                      ========== ========= ==========


Additional potentially dilutive securities totaling 741,000 and 51,000 for the three-month periods ended April 2, 2005 and April 3, 2004, respectively, have been excluded from diluted EPS because the exercise price was greater than the average market price of the Company's common shares.

(5) STOCK AND STOCK OPTION INCENTIVES

Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized for fixed-price stock options because the exercise prices of the stock options equal the market value of our common stock at the date of grant.

The following table illustrates the effect on our net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123 (in thousands, except per share amounts):

                                               THREE MONTHS ENDED
                                           ---------------------------
                                             APRIL 2,      APRIL 3,
                                               2005          2004
                                           ---------------------------
Net income, as reported                    $  8,642      $   7,333
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                     (756)          (674)
                                           ---------------------------
Pro forma net income                       $  7,886      $   6,659
                                           ===========================
Income per share
        Basic - as reported                  $ 0.24         $ 0.20
        Basic - pro forma                    $ 0.22         $ 0.19

        Diluted - as reported                $ 0.22         $ 0.18
        Diluted - pro forma                  $ 0.20         $ 0.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                         THREE MONTHS ENDED
                                    ------------------------------
                                       APRIL 2,       APRIL 3,
                                         2005           2004
                                    ------------------------------
Expected dividend yield.............        0%             0%
Expected stock price volatility.....       80%            55%
Risk-free interest rate.............      4.0%           2.0%
Expected life in years..............      4.0            3.6
Weighted-average fair value at
grant date..........................    $12.24         $10.45


We have issued restricted stock awards to certain employees in conjunction with our stock-based compensation plan. The shares vest between four and ten years from the date of issuance based on continued employment. Compensation expense related to restricted stock awards is based upon the market price at date of grant and is charged to earnings on a straight-line basis over the vesting period. There were 175,000 shares of restricted stock outstanding as of April 2, 2005. Total compensation expense related to restricted stock was $64,000 and $71,000 for the three months ended April 2, 2005 and April 3, 2004, respectively.

(6)  LITIGATION

In August 2003, a lawsuit was filed against the Company in Superior Court of the State of California, County of Ventura. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The plaintiffs have sought judgment for unpaid overtime compensation for store managers and lost meal and break times for store managers and other store personnel alleged to exceed $1.0 million, together with related penalties, restitution, attorneys' fees and costs. In January 2005, we agreed to settle all of the alleged claims for an aggregate sum of $750,000. This settlement is subject to the approval of the court, which we plan to pursue over the next several months. The cost of this settlement was accrued in our fiscal 2004 results of operations.

In October 2004, a lawsuit was filed against the Company in Hennepin County District Court in the State of Minnesota by one of our customers alleging deceptive trade practices, fraud and breach of warranty related to the alleged propensity of our products to develop mold. The complaint seeks class certification and various forms of legal and equitable relief, including but not limited to rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney's fees. In December 2004, we filed a motion to dismiss the claims in their entirety. The district court dismissed plaintiff's false advertising claim and deceptive trade practice damage claim. The court denied the motion to dismiss the remaining fraud and warranty claims, and we have requested reconsideration of that portion of the court's decision. The court's decision on plaintiff's motion seeking class certification is pending. We believe that the complaint is without merit and intend to vigorously defend the claims. As this case is in the early stages, the financial impact to our company, if any, cannot be predicted.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these other matters will not have a material effect on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED HEREIN. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTS," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR HISTORICAL EXPERIENCE AND OUR PRESENT EXPECTATIONS OR PROJECTIONS. IMPORTANT FACTORS KNOWN TO US THAT COULD CAUSE SUCH MATERIAL DIFFERENCES ARE IDENTIFIED AND DISCUSSED IN
PART I, ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2005, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE. THESE IMPORTANT FACTORS INCLUDE, BUT ARE NOT LIMITED TO:

o OUR ABILITY TO CONTINUE TO SUCCESSFULLY EXECUTE OUR STRATEGIC INITIATIVES AND GROWTH STRATEGY;
o THE EFFICIENCY AND EFFECTIVENESS OF OUR SLEEP NUMBER ADVERTISING CAMPAIGN AND OTHER MARKETING PROGRAMS IN BUILDING PRODUCT AND BRAND AWARENESS, DRIVING TRAFFIC TO OUR POINTS OF SALE AND INCREASING SALES;
o THE LEVEL OF CONSUMER ACCEPTANCE OF OUR PRODUCTS, NEW PRODUCT OFFERINGS AND BRAND IMAGE;
o OUR ABILITY TO EXECUTE OUR RETAIL STORE DISTRIBUTION STRATEGY, INCLUDING INCREASED SALES AND PROFITABILITY THROUGH OUR EXISTING STORES AND OUR ABILITY TO COST-EFFECTIVELY SECURE NEW STORE LOCATIONS AND CLOSE UNDER-PERFORMING STORE LOCATIONS;
o OUR ABILITY TO COST-EFFECTIVELY SELL OUR PRODUCTS THROUGH WHOLESALE OR OTHER DISTRIBUTION CHANNELS IN VOLUMES SUFFICIENT TO DRIVE GROWTH AND LEVERAGE OUR COST STRUCTURE AND ADVERTISING SPENDING;
o OUR ABILITY TO RETAIN EXISTING WHOLESALE ACCOUNTS AND TO SECURE NEW WHOLESALE ACCOUNTS ON A PROFITABLE BASIS;
o THE SUCCESS OF OUR PROGRAM WITH RADISSON HOTELS AND RESORTS(R) IN ACHIEVING PLANNED LEVELS OF PLACEMENT OF OUR BEDS WITH THE HOTELS AND RESORTS AND IN DRIVING CONSUMER AWARENESS OF OUR PRODUCT AND BRAND;
o OUR ABILITY TO MAINTAIN COST-EFFECTIVE SALES, PRODUCTION AND DELIVERY OF OUR PRODUCTS;
o OUR ABILITY TO EFFECTIVELY MANAGE THE EFFECTS OF INFLATIONARY PRESSURES CAUSED BY RISING FUEL AND COMMODITY COSTS AS WELL AS FLUCTUATING CURRENCY RATES, ALL WHICH COULD INCREASE PRODUCT AND SERVICE COSTS AND RESULT IN LOWER GROSS PROFIT MARGINS;
o OUR ABILITY TO INCREASE OUR PRICES AS MAY BE NECESSARY TO MAINTAIN GROSS MARGINS IN THE FACE OF COST PRESSURES AND CHANGING INDUSTRY REGULATORY REQUIREMENTS;
o OUR ABILITY TO SUCCESSFULLY EXPAND OUR HOME DELIVERY, ASSEMBLY AND MATTRESS REMOVAL CAPABILITIES ON A COST-EFFECTIVE BASIS;
o OUR ABILITY TO COST-EFFECTIVELY SECURE THIRD PARTY SERVICES FOR PRODUCT DELIVERY, PRODUCT ASSEMBLY SERVICES AND CONSUMER CREDIT OPTIONS THROUGH CREDIT PROVIDERS
o THE IMPACT OF OUTSTANDING LITIGATION CLAIMS, INCLUDING THE POTENTIAL IMPACT OF ANY ADVERSE PUBLICITY;
o OUR ABILITY TO SUCCESSFULLY IDENTIFY AND RESPOND TO EMERGING AND COMPETITIVE TRENDS IN THE BEDDING INDUSTRY;
o    THE LEVEL OF COMPETITION IN THE BEDDING INDUSTRY; AND
o    GENERAL ECONOMIC CONDITIONS AND CONSUMER CONFIDENCE.

WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW
--------

Select Comfort(R) is the leading developer, manufacturer and marketer of premium-quality, adjustable-firmness beds. The air-chamber technology of our proprietary Sleep Number bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products. In addition, we market and sell accessories and other sleep related products designed to provide personalized comfort to complement the Sleep Number bed and to provide a better night's sleep to the consumer.

We generate revenue by selling our products through four complementary distribution channels. Three of these channels: retail, direct marketing and e-commerce, are company-controlled and sell directly to consumers. Our wholesale channel sells to leading home furnishings retailers, specialty bedding retailers, the QVC shopping channel and to several end users such as Radisson Hotels and Resorts(R).

The proportion of our total net sales, by dollar volume, from each of our channels is summarized as follows:

                                   Three Months Ended
                                  ---------------------
                                   4/2/05      4/3/04
                                  ---------   ---------
       Stores                         76%          76%
       Direct Call Center             12           13
       E-commerce                      5            5
       Wholesale                       7            6
                                  ---------   ---------
       Total                         100%         100%


The components of sales growth, including comparable store sales increases, are as follows:

                                    Three Months Ended
                                  -----------------------
                                    4/2/05       4/3/04
                                    Channel      Channel
                                   Increase     Increase
                                  -----------  ----------
       Retail:
          Comparable store sales      16%          25%
          New/closed stores, net       8            9
                                  -----------  ----------
               Retail total           24           34
       Direct marketing               17           27
       E-commerce                     25           54
       Wholesale                      37          147
                                  -----------  ----------
       Total                          23%          37%


The number of company-operated retail locations, including leased departments within Bed, Bath & Beyond(R) stores, is summarized as follows:

                                   Three Months Ended
                                  ---------------------
                                   4/2/05      4/3/04
                                  ---------   ---------
       Beginning of period           370          344
       Opened                          5            9
       Closed                         (5)          (2)
                                  ---------   ---------
       End of period                 370          351
                                  =========   =========


We anticipate opening up to 40 new retail stores during the year and to close approximately 15 stores, including the phase-out of leased departments in Bed, Bath & Beyond(R) stores. In the second quarter, we expect to open at least 10 new stores and close 10 stores. Anticipated store closures in 2005 include the phase-out of 13 leased departments within Bed, Bath & Beyond(R) stores, 4 in the first quarter and 9 in the second quarter. Sales within these locations represent approximately 1% of company sales. We do not expect closure of these stores will significantly impact sales or earnings.

Our growth plans are centered on increasing consumer awareness of our products and stores through expansion of media, increasing distribution - primarily through new retail store openings and supplemented with sales through other mattress retailers, and through improvement and expansion of our product lines. Our primary market consists of the sale of products directly to consumers in the U.S. domestic market. We believe that opportunities exist longer term for sales internationally and to commercial markets.

Increases in sales, along with controlling costs, have provided significant improvement to our operating income and operating margin. The majority of operating margin improvement has been generated through leverage in selling expenses (increased sales through the existing store base) and leverage of our existing infrastructure (general and administrative expenses). We expect any future improvements in operating margin to be derived from similar sources. Our target is to sustain sales growth rates of 15% to 20% and annual earnings growth rates of approximately 20% to 25%.

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for the periods indicated, the Company's results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts.

                                                     THREE MONTHS ENDED
                                        ---------------------------------------------
                                            APRIL 2, 2005          APRIL 3, 2004
                                        ----------------------  ---------------------

Net sales                                  $172.8      100.0%     $140.0      100.0%
Cost of sales                                70.7       40.9%       53.9       38.5%
                                        ----------  ----------  ---------- ----------
   Gross profit                             102.1       59.1%       86.1       61.5%
                                        ----------  ----------  ---------- ----------
Operating expenses:
   Sales and marketing                       75.0       43.4%       63.8       45.6%
   General and administrative                13.4        7.8%       10.6        7.6%
                                        ----------  ----------  ---------- ----------
       Total operating expenses              88.4       51.2%       74.4       53.2%
                                        ----------  ----------  ---------- ----------
Operating income                             13.7        7.9%       11.7        8.3%
Other income, net                             0.4        0.3%        0.3        0.2%
                                        ----------  ----------  ---------- ----------
Income before income taxes                   14.1        8.2%       12.0        8.5%
Income tax expense                            5.5        3.2%        4.7        3.3%
                                        ----------  ----------  ---------- ----------
Net income                                 $  8.6        5.0%     $  7.3        5.2%
                                        ==========  ==========  ========== ==========

Net income per share:
          Basic                                $ 0.24                  $ 0.20
          Diluted                              $ 0.22                  $ 0.18
Weighted-average number of common shares:
   Basic                                       $ 35.8                  $ 35.9
   Diluted                                     $ 39.1                  $ 40.0


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

Sales and marketing expenses
----------------------------
Sales and marketing expenses include advertising and media production, other marketing and selling materials such as brochures, videos, customer mailings and in-store signage, sales compensation, store occupancy costs and customer service costs. We expense all store opening and advertising costs as incurred. Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to our points of sale.

General and administrative expenses
-----------------------------------
General and administrative expenses include costs associated with management of functional areas, including information technology, human resources, finance, sales and marketing administration, investor relations, risk management and research and development. Costs include salaries, bonus and benefits, information system hardware, software and maintenance, office facilities, insurance, shareholder relations costs and other overhead.

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

Quarterly and annual results
----------------------------
Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in comparable store sales, the timing, amount and effectiveness of advertising expenditures, any changes in sales return rates or warranty experience, the timing of new store openings and related expenses, net sales contributed by new stores, the timing of promotional offerings, competitive factors, rising commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail sales, timing of QVC shows and wholesale sales, consumer confidence, and general economic conditions. Furthermore, a substantial portion of net sales is often realized in the last month of a quarter, due in part to our promotional schedule and commission structure. As a result, we may be unable to adjust spending in a timely manner, and our business, financial condition and operating results may be significantly harmed. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

COMPARISON OF THREE MONTHS ENDED APRIL 2, 2005 WITH THREE MONTHS ENDED APRIL 3, 2004

NET SALES
Net sales increased 23% to $172.8 million for the three months ended April 2, 2005 from $140.0 million for the three months ended April 3, 2004, due to a 16% increase in mattress unit sales and higher average selling prices. The average selling price per bed in our company controlled channels was $1,932, an increase of approximately 6% over first quarter last year. The higher average selling price resulted primarily from a price increase introduced at the beginning of the year. The increase in mattress unit sales was driven primarily by growth in same-store sales.

The increase in net sales by sales channel was attributable to (i) a $25.1 million increase in sales from our retail stores, including an increase in comparable store sales of $20.9 million and an increase of $4.2 million from new stores, net of stores closed, (ii) a $3.0 million increase in direct marketing sales, (iii) a $1.6 million increase in sales through our e-commerce channel and
(iv) a $3.1 million increase in sales through our wholesale channel.

GROSS PROFIT
Gross profit decreased to 59.1% for the three months ended April 2, 2005 from 61.5% for the three months ended April 3, 2004, primarily due to changes in product mix (i.e., increased percentage of our total net sales from our lower margin products), changes in channel mix (i.e., increased percentage of our total net sales from our lower margin channels), and increased product and service, costs resulting from rising fuel and commodity costs and somewhat higher warranty reserves.

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased 18% to $75.0 million for the three months ended April 2, 2005 from $63.8 million for the three months ended April 3, 2004 and decreased as a percentage of net sales to 43.4% from 45.6% for the comparable prior-year period. The $11.2 million increase was primarily due to additional media investments, sales-based incentive compensation, and increased number of stores. The decrease as a percentage of net sales was comprised primarily of a 0.6 percentage point (ppt) decrease in media investments and a
1.6 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales. With additional sales growth, we expect sales and marketing expenses as a percentage of net sales to decline as we achieve greater leverage from our base sales compensation and occupancy costs while reinvesting some of these leverage benefits into higher levels of media investments and training.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative (G&A) expenses increased 26% to $13.4 million for the three months ended April 2, 2005 from $10.6 million for the three months ended April 3, 2004 and increased as a percentage of net sales to 7.8% from 7.6% for the prior-year period. The dollar increase in G&A was comprised primarily of higher professional fees of $1.5 million, increased compensation and benefits expenses related to additional headcount of $0.9 million, and higher information system maintenance and depreciation costs of $0.4 million. We generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base, although we anticipate no leverage in 2005 assuming incentive compensation returns to historical levels.

OTHER INCOME
Other income increased $161,000 to $473,000 for the three months ended April 2, 2005 from $312,000 for the three months ended April 3, 2004. The improvement is primarily due to increased interest income resulting from higher average balances of invested cash.

INCOME TAX EXPENSE
Income tax expense increased $0.9 million to $5.5 million for the three months ended April 2, 2005 from $4.6 million for the three months ended April 3, 2004. The effective tax rate was 38.8% in 2005 and 38.5% in 2004.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of April 2, 2005, we had cash and marketable securities of $101.2 million, $64.3 million classified as a current asset. As of January 1, 2005, cash and marketable securities totaled $91.7 million, $50.8 million classified as current. Net working capital totaled $32.6 million as of April 2, 2005 compared to $23.5 million as of January 1, 2005. The increase in net working capital was due primarily to a shift to shorter-term investments which are reported as current assets. The $9.2 million improvement in cash balances was the result of generating $11.4 million of operating free cash flow ($17.0 million of cash provided by operating activities, reduced by $5.6 million of capital expenditures), offset by $2.0 million of cash used in financing activities. Cash used in financing activities was primarily comprised of purchases of stock made by us as part of our ongoing common stock repurchase program, offset by cash received from option and warrant exercises and shares purchased by employees as part of an employee share purchase program. We expect to continue to generate positive cash flows from operations in the future, while not anticipating any significant additional working capital requirements.

We generated cash from operations for the three months ended April 2, 2005 and April 3, 2004 of $17.0 million and $11.3 million, respectively. The $5.7 million year-to-year improvement in cash from operations resulted primarily from improved operating income for the three months ended April 2, 2005 and reduced inventories.

Capital expenditures amounted to $5.6 million for the three months ended April 2, 2005, compared to $5.4 million for the three months ended April 3, 2004. In both periods our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. In the first three months of 2005 we opened 5 retail stores, while in the first three months of 2004 we opened 9 stores. We anticipate opening up to 40 stores in 2005. We will fund the investment in new and upgraded stores with cash on hand and cash generated from operations. We expect our new stores to be cash flow positive within the first 12 months of operations and, as a result, do not anticipate a negative effect on net cash provided by operations.

Net cash used in financing activities totaled $2.0 million for the three months ended April 2, 2005, compared to $3.2 million net cash provided by financing activities for the three months ended April 3, 2004. The $5.2 million decrease in cash from financing activities resulted from a $6.7 million increase in repurchases of common stock offset partially by an increase of $1.5 million received for exercises of stock options and warrants and for employee purchases of common stock. We may make additional purchases of our common stock from time-to-time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate or other purposes. Total outstanding authorization at April 22, 2005 was $17 million. We may terminate or limit the stock repurchase program at any time.

Cash generated from operations should be a sufficient source of liquidity for the short- and long- term and should provide adequate funding for capital expenditures and common stock repurchases, if any. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations.

In 2003, we obtained a $15 million bank revolving line of credit to provide additional cash flexibility in the case of unexpected significant external or internal developments. The line of credit is a three-year senior secured revolving facility. The interest rate on borrowings is calculated using LIBOR plus 1.50% to 2.25% with the incremental rate dependent on our leverage ratio, as defined by the lender. We are subject to certain financial covenants under the agreement, principally consisting of minimum liquidity requirements, working capital and leverage ratios. We have remained and expect to remain in the foreseeable future in full compliance with the financial covenants. We currently have no borrowings outstanding under this credit agreement.


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

Our critical accounting policies relate to stock-based compensation, revenue recognition, accrued sales returns, accrued warranty costs and store closing and long-lived asset impairment expenses.

In certain instances, U.S. generally accepted accounting principles allow for the selection of alternative accounting methods. One such significant accounting policy involves the selection from alternative methods of accounting for stock options.


STOCK-BASED COMPENSATION

Two alternative methods currently exist for accounting for stock options: the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized in the financial statements for options granted to employees, or for the discount feature of our employee stock purchase plan. We will be required to change our accounting practice for stock options to the fair value method by the first quarter of fiscal 2006. We expect that this change in accounting policy will have a material impact on our consolidated results of operations and earnings per share.

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

ACCRUED WARRANTY COSTS

The estimated cost to service warranty claims of customers is included in cost of sales. This estimate is based on historical claim rates during the warranty period. Because this estimate covers an extended period of time, a revision of estimated claim rates could result in a significant adjustment of estimated future costs of fulfilling warranty commitments. An increase in estimated claim rates could have a material adverse effect on future results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments. The counterparties to the agreements consist of government agencies and various major corporations of investment grade credit standing. We do not believe we are exposed to significant risk of non-performance by these counterparties because we limit the amount of credit exposure to any one financial institution and any one type of investment.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during our quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In August 2003, a lawsuit was filed against the Company in Superior Court of the State of California, County of Ventura. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The plaintiffs have sought judgment for unpaid overtime compensation for store managers and lost meal and break times for store managers and other store personnel alleged to exceed $1.0 million, together with related penalties, restitution, attorneys' fees and costs. In January 2005, the Company agreed to settle all of the alleged claims for an aggregate sum of $750,000. This settlement is subject to the approval of the court, which the Company plans to pursue over the next several months. The cost of this settlement was accrued in our fiscal 2004 results of operations.

In October 2004, a lawsuit was filed against our company in Hennepin County District Court in the State of Minnesota by one of our customers alleging deceptive trade practices, fraud and breach of warranty related to the alleged propensity of our products to develop mold. The complaint seeks class certification and various forms of legal and equitable relief, including but not limited to rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney's fees. In December 2004, we filed a motion to dismiss the claims in their entirety. The district court dismissed plaintiff's false advertising claim and deceptive trade practice damage claim. The court denied the motion to dismiss the remaining fraud and warranty claims, and we have requested reconsideration of that portion of the court's decision. The court's decision on plaintiff's motion seeking class certification is pending. We believe that the complaint is without merit and intend to vigorously defend the claims. As this case is in the early stages, the financial impact to our company, if any, cannot be predicted.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, any losses that may occur from these other matters are adequately covered by insurance or are provided for in the consolidated financial statements and the ultimate outcome of these other matters is not expected to have a material effect on our consolidated financial position or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a) - (b) Not applicable.

         (c)                    Issuer Purchases of Equity Securities
                               (in thousands, except per share amounts)
                                                               Total number
                                                                 of Shares
                                                                 Purchased
                                  Total                          as Part of
                                  Number of                      Publicly
                                  Shares           Average       Announced
                                  including       Price Paid      Plans or
         Period                    Non-Qualified    per Share    Programs (1)    Availability
         ------------------------ --------------  ------------  --------------  ---------------
         Fiscal January 2005               -         $17.21              -         $ 5,737
         Fiscal February 2005        125,118         $20.82        125,000         $18,312
         Fiscal March 2005           210,434         $20.48        210,400         $17,027
                                 --------------                --------------
         Total                       335,569         $20.61        335,400

         (1) In February 2005, the Company's Board of Directors revised the
         Company's share repurchase program. The Audit Committee of the Board of Directors reviews, on a quarterly basis, the authority granted as well as any repurchases under this program. This authorization is currently not subject to expiration. As of April 22, 2005, the total outstanding authorization remained at approximately $17.0 million.

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


                                            SELECT COMFORT CORPORATION



                                             /s/ William R. McLaughlin
                                            ------------------------------------
May 10, 2005                                William R. McLaughlin
                                            Chairman and Chief Executive Officer
                                            (principal executive officer)




                                             /s/ James C. Raabe
                                            ------------------------------------
                                            James C. Raabe
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (principal financial and accounting
                                            officer)

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