Form 10-Q
period 2005-07-02
SELECT COMFORT CORP
filed 2005-08-05
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2005

Commission File No. 0-25121

____________________

SELECT COMFORT CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1597886 (I.R.S. Employer Identification No.)
6105 Trenton Lane North Minneapolis, Minnesota (Address of principal executive offices)	55442 (Zip code)

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
YES ☒  NO ☐

As of July 29, 2005, 36,054,351 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(Unaudited)
	July 2, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$20,595	$15,066
Marketable securities –current (note 2)	38,206	35,747
Accounts receivable, net of allowance for doubtful accounts of $770 and $685, respectively	11,707	8,644
Inventories (note 3)	23,274	20,481
Prepaid expenses	12,032	7,375
Deferred tax assets	5,612	5,287
Total current assets	111,426	92,600
Marketable securities –non-current (note 2)	34,434	40,930
Property and equipment, net	47,940	43,911
Deferred tax assets	11,990	10,755
Other assets	3,571	3,617
Total assets	$209,361	$191,813

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,838	$26,267
Consumer prepayments	11,466	9,368
Accruals:
Sales returns	4,366	5,038
Compensation and benefits	16,485	13,913
Taxes and withholding	3,444	6,392
Other	8,944	8,143
Total current liabilities	73,543	69,121

Long-term liabilities	9,191	8,348
Total liabilities	82,734	77,469

Shareholders' equity (notes 4 and 5):
Undesignated preferred stock; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 95,000,000 shares authorized, 36,017,450 and 35,828,222 shares issued and outstanding, respectively	360	358
Additional paid-in capital	93,362	95,548
Unearned compensation	(3,789)	(1,752)
Retained earnings	36,694	20,190
Total shareholders' equity	126,627	114,344
Total liabilities and shareholders' equity	$209,361	$191,813

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	$154,520	$124,720	$327,352	$264,683
Cost of sales	65,030	47,806	135,765	101,735
Gross profit	89,490	76,914	191,587	162,948
Operating expenses:
Sales and marketing	64,048	57,805	139,073	121,587
General and administrative	13,261	10,050	26,685	20,684
Operating income	12,181	9,059	25,829	20,677
Other income:
Interest income	665	340	1,138	652
Income before income taxes	12,846	9,399	26,967	21,329
Income tax expense	4,984	3,664	10,463	8,261
Net income	$7,862	$5,735	$16,504	$13,068

Net income per share (note 4) - basic	$0.22	$0.16	$0.46	$0.36
Weighted average shares - basic	35,815	36,393	35,807	36,161

Net income per share (note 4) - diluted	$0.20	$0.14	$0.42	$0.33
Weighted average shares - diluted	39,037	40,236	39,054	40,101

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004

Cash flows from operating activities:
Net income	$16,504	$13,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,554	6,741
Non-cash compensation	301	183
Deferred tax benefit	(1,560)	(1,351)
Changes in operating assets and liabilities:
Accounts receivable	(3,063)	(2,310)
Inventories	(2,793)	(2,640)
Prepaid expenses	(4,657)	(2,532)
Other assets	30	(324)
Accounts payable	2,571	7,898
Accrued sales returns	(672)	584
Accrued compensation and benefits	2,572	(4,661)
Accrued taxes and withholding	(1,083)	4,177
Consumer prepayments	2,098	982
Other accruals and liabilities	1,644	(800)
Net cash provided by operating activities	19,446	19,015

Cash flows from investing activities:
Purchases of property and equipment	(11,565)	(10,704)
Investments in marketable securities	(16,888)	(54,768)
Proceeds from maturity of marketable securities	20,925	46,256
Net cash used in investing activities	(7,528)	(19,216)

Cash flows from financing activities:
Repurchase of common stock	(12,384)	(240)
Proceeds from issuance of common stock	5,995	4,883
Net cash (used in) provided by financing activities	(6,389)	4,643
Increase in cash and cash equivalents	5,529	4,442
Cash and cash equivalents, at beginning of period	15,066	24,725
Cash and cash equivalents, at end of period	$20,595	$29,167

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Financial Statement Presentation

The consolidated financial statements for the quarter and six months ended July 2, 2005 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of July 2, 2005 and January 1, 2005 and the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report to Shareholders and annual report on Form 10-K for the fiscal year ended January 1, 2005. Operating results for any quarterly period may not be indicative of operating results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date of SFAS No. 123 Revised, “Share-Based Payment” requiring compensation cost for all share-based payments (including employee stock options) to be recognized in the financial statements at fair value. Under the SEC’s rule, the provisions of the standard are now effective as of the first quarter of fiscal 2006. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. Our pro forma disclosures reported the cost of share-based compensation payments as having an annual impact to diluted earnings per share in the range of $0.06 to $0.11 for fiscal years 2002 through 2004. We have not determined whether adoption will result in amounts that are similar to our current or historical pro forma disclosures under SFAS 123.

No additional new accounting pronouncements have been issued that are expected to have a material effect on our financial results.

2. Marketable Securities

We invest our cash in highly liquid investment grade debt instruments issued by the US government and related agencies, municipalities and corporations with investment grade ratings.

Our investments have an original maturity of up to 36 months with a weighted-average time to maturity of 14 months as of July 2, 2005. Investments with an original maturity of less than 90 days are classified as cash equivalents. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. Investments are classified as held-to-maturity and carried at amortized cost. Marketable securities held at July 2, 2005 carried an amortized cost of $72.6 million and a fair value of $72.0 million.

3. Inventories

Inventories consist of the following (in thousands):
	July 2, 2005	January 1, 2005

Raw materials	$8,588	$8,498
Work in progress	147	170
Finished goods	14,539	11,813
	$23,274	$20,481

4. Net Income per Common Share

The following computations reconcile reported net income and net income per share basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income	$7,862	$5,735	$16,504	$13,068

Reconciliation of weighted average shares outstanding:
Basic weighted average shares outstanding	35,815	36,393	35,807	36,161
Effect of dilutive securities:
Options	1,717	2,334	1,754	2,427
Warrants	1,305	1,355	1,306	1,370
Restricted shares	200	154	187	143
Diluted weighted average shares outstanding	39,037	40,236	39,054	40,101

Net income per share – basic	$0.22	$0.16	$0.46	$0.36
Net income per share – diluted	$0.20	$0.14	$0.42	$0.33

Additional potentially dilutive securities totaling 639,000 and 634,000 for the three and six month periods ended July 2, 2005 and 28,000 and 54,000 for the three and six month periods ended July 3, 2004, have been excluded from diluted EPS because these securities’ exercise price was greater than the average market price of the Company’s common shares.

5. Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized for fixed-price stock options because the exercise prices of the stock options equal the market value of our common stock at the date of grant.

The following table illustrates the effect on our net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income, as reported	$7,862	$5,735	$16,504	$13,068
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(845)	(760)	(1,601)	(1,434)
Pro forma net income	$7,017	$4,975	$14,903	$11,634

Net income per share:
Basic –as reported	$0.22	$0.16	$0.46	$0.36
Basic – pro forma	$0.20	$0.14	$0.42	$0.32

Diluted – as reported	$0.20	$0.14	$0.42	$0.33
Diluted – pro forma	$0.18	$0.12	$0.38	$0.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	80%	55%	80%	55%
Risk-free interest rate	4.0%	2.0%	4.0%	2.0%
Expected life in years	4.0	3.6	4.0	3.6
Weighted average fair value at grant date	$12.64	$10.22	$12.45	$10.41

6. Litigation

In August 2003, a lawsuit was filed against our company in Superior Court of the State of California, County of Ventura. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The plaintiffs have sought judgment for unpaid overtime compensation for store managers and lost meal and break times for store managers and other store personnel alleged to exceed $1.0 million, together with related penalties, restitution, attorneys’ fees and costs. In January 2005, we agreed to settle all of the alleged claims for an aggregate sum of $750,000. This settlement is subject to the approval of the court, which we expect to obtain during the third quarter of 2005. The cost of this settlement was accrued in our fiscal 2004 results of operations.

In October 2004, a lawsuit was filed against our company in Hennepin County District Court in the State of Minnesota by one of our customers alleging deceptive trade practices, fraud and breach of warranty related to the alleged propensity of our products to develop mold. The complaint seeks class certification and various forms of legal and equitable relief, including but not limited to rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney’s fees. In December 2004, we filed a motion to dismiss the claims in their entirety. The district court dismissed plaintiff’s false advertising claim and deceptive trade practice damage claim. The court initially denied the motion to dismiss the remaining fraud and warranty claims, but has agreed to rehear arguments on our motion to dismiss. The court’s decision on plaintiff’s motion seeking class certification also remains pending. We believe that the complaint is without merit and intend to vigorously defend the claims. As this case is in the early stages, the financial impact to our company, if any, cannot be predicted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,”“will,”“should,”“expects,”“anticipates,”“contemplates,”“estimates,”“believes,”“plans,”“projects,”“predicts,”“potential” or “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors known to us that could cause such material differences are identified and discussed in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005, which discussion is incorporated herein by reference. These important factors include, but are not limited to:

•	Our ability to continue to successfully execute our strategic initiatives and growth strategy;
•
Our ability to effectively manage our growth, which has and will continue to place strains on our management, production capacity, manufacturing quality, distribution systems, information systems and other resources;

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

•
Our ability to secure and retain wholesale accounts on a profitable basis and to profitably manage growth in wholesale distribution, including the impact on our retail stores and other company-controlled distribution channels;

•
The success of our program with Radisson Hotels and Resorts® in achieving planned levels of placement of our beds with the hotels and resorts and in driving consumer awareness of our product and brand;

•	Our ability to maintain cost-effective sales, production and delivery of our products;
•
Our ability to maintain gross margins and effectively manage the effects of inflationary pressures caused by rising fuel and commodity costs as well as fluctuating currency rates and increasing industry regulatory requirements, all which could increase product and service costs;

•	Our ability to cost-effectively secure third party services for product delivery, product assembly services and consumer credit options through credit providers;
•	The impact of outstanding litigation claims, including the potential impact of any adverse publicity;
•	Our ability to successfully identify and respond to emerging and competitive trends in the bedding industry;
•	The level of competition in the bedding industry; and
•	General economic conditions and consumer confidence.

We have no obligation to publicly update or revise any of the forward-looking statements contained in this quarterly report on Form 10-Q.

Overview

Select Comfort® is the leading developer, manufacturer and marketer of premium-quality, adjustable-firmness beds. The air-chamber technology of our proprietary Sleep Number bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products. In addition, we market and sell accessories and other sleep related products designed to provide personalized comfort to complement the Sleep Number bed and to provide a better night’s sleep to the consumer.

We generate revenue by selling our products through four complementary distribution channels. Three of these channels: retail, direct marketing and e-commerce, are company-controlled and sell directly to consumers. Our wholesale channel sells to leading home furnishings retailers, specialty bedding retailers, the QVC shopping channel and to several end users such as Radisson Hotels and Resorts®.

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

The proportion of our total net sales, by dollar volume, from each of our channels are summarized as follows:
Percent of sales:
Retail	73%	77%	75%	77%
Direct	12%	12%	12%	12%
E-Commerce	5%	5%	5%	5%
Wholesale	10%	6%	8%	6%
Total	100%	100%	100%	100%

The components of sales growth, including comparable store sales increases, are as follows:
Sales growth:
Same-store sales growth	11%	14%	14%	20%
New/closed stores, net	7%	8%	7%	8%
Retail total	18%	22%	21%	28%
Direct	24%	13%	20%	20%
E-Commerce	32%	32%	28%	43%
Wholesale	88%	34%	62%	75%
Total	24%	22%	24%	30%

The number of company-owned retail stores and independently owned and operated retail partner stores, are as follows:
Company-owned retail stores:
Beginning of period	370	351	370	344
Opened	8	12	13	21
Closed	(9)	(3)	(14)	(5)
End of period	369	360	369	360

Retail partner stores	121	77	121	77

We anticipate opening up to 39 new retail stores during the year and to close approximately 15 stores, including the phase-out of 13 leased departments in Bed, Bath & Beyond® stores that was completed during the second quarter of 2005. We are also developing relationships with major mattress retailers and will test 140 new locations during the third quarter with new retail partners as we work to improve consumer convenience and leverage our growing brand awareness.

Our growth plans are centered on increasing consumer awareness of our products and stores through expansion of media, increasing distribution –primarily through new retail store openings and supplemented with sales through other mattress retailers, and through improvement and expansion of our product lines. Our primary market consists of the sale of products directly to consumers in the U.S. domestic market. We believe that opportunities exist longer term for sales internationally and to commercial markets.

Increases in sales, along with controlling costs, have provided significant improvement to our operating income and operating margin. The majority of operating margin improvement has been generated through leverage in selling expenses (increased sales through the existing store base) and leverage of our existing infrastructure (we generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base, although we anticipate no leverage in 2005 assuming incentive compensation returns to historical levels). We expect any future improvements in operating margin to be derived from similar sources. Our target is to sustain sales growth rates of at least 15% to 20% with same-store growth between 7% and 12%, and annual earnings growth rates of at least 20% to 25%.

Results of Operations

The following table sets forth, for the periods indicated, the Company's results of operations expressed as dollars and percentages of net sales. Figures are in millions, except per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004

Net sales	$154.5	100.0%	$124.7	100.0%	$327.4	100.0%	$264.7	100.0%
Cost of sales	65.0	42.1%	47.8	38.3%	135.8	41.5%	101.7	38.4%
Gross profit	89.5	57.9%	76.9	61.7%	191.6	58.5%	162.9	61.6%

Operating expenses:
Sales and marketing	64.0	41.4%	57.8	46.3%	139.1	42.5%	121.6	45.9%
General and administrative	13.3	8.6%	10.1	8.1%	26.7	8.2%	20.7	7.8%
Total operating expenses	77.3	50.0%	67.9	54.4%	165.8	50.6%	142.3	53.8%
Operating income	12.2	7.9%	9.1	7.3%	25.8	7.9%	20.7	7.8%
Other income, net	0.7	0.4%	0.3	0.3%	1.1	0.3%	0.7	0.2%
Income before income taxes	12.9	8.3%	9.4	7.5%	27.0	8.2%	21.3	8.1%
Income tax expense	5.0	3.2%	3.7	2.9%	10.5	3.2%	8.3	3.1%
Net income	$7.9	5.1%	$5.7	4.6%	$16.5	5.0%	$13.1	4.9%

Net income per share:
Basic	$ 0.22		$ 0.16		$ 0.46		$ 0.36
Diluted	$ 0.20		$ 0.14		$ 0.42		$ 0.33
Weighted-average number of common shares:
Basic	35.8		36.4		35.8		36.2
Diluted	39.0		40.2		39.1		40.1

Net sales
We record revenue at the time product is shipped to our customer, except when beds are delivered and set up by our home delivery employees, in which case revenue for products and home delivery services is recorded at the time the bed is delivered and set up in the home. We reduce sales at the time revenue is recognized for estimated returns. This estimate is based on historical return rates, which have been reasonably consistent from period to period. If actual returns vary from expected rates, revenue in future periods is adjusted, which could have a material adverse effect on future results of operations. Historically, we have not experienced material adjustments to the financial statements due to changes to these estimates.

Cost of sales
Cost of sales includes costs associated with purchasing materials, manufacturing costs and costs to deliver our products to our customers. Cost of sales also includes estimated costs to service warranty claims of customers. This estimate is based on historical claim rates experienced during the warranty period. Because this estimate covers an extended period of time, a revision of estimated claim rates could result in a significant impact on estimated future costs of fulfilling warranty commitments. An increase in estimated claim rates could have a material adverse effect on future results of operations.

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

Store closings and asset impairments
Store closing and asset impairment expenses include charges made against operating expenses for store related or other capital assets that have been written-off when a store is underperforming and generating negative cash flows. We evaluate our long-lived assets, including leaseholds and fixtures in existing stores and stores expected to be remodeled, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. Store assets are written-off when we believe these costs will not be recovered through future operations.

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

Comparison of Three Months Ended July 2, 2005 with Three Months Ended July 3, 2004

Net sales
Net sales increased 24% to $154.5 million for the three months ended July 2, 2005 from $124.7 million for the three months ended July 3, 2004, due to a 20% increase in mattress unit sales and higher average selling prices. The average selling price per bed in our company-controlled channels was $1,953, an increase of approximately 5% over second quarter last year. The higher average selling price resulted primarily from a price increase introduced at the beginning of 2005. The increase in mattress unit sales was driven primarily by growth in same-store sales and distribution expansion.

The increase in net sales by sales channel was attributable to (i) a $17.3 million increase in sales from our retail stores, including an increase in comparable store sales of $10.2 million and an increase of $7.1 million from new stores, net of stores closed, (ii) a $3.6 million increase in direct marketing sales, (iii) a $1.8 million increase in sales through our e-commerce channel and (iv) a $7.1 million increase in sales through our wholesale channel.

Gross profit
Gross profit decreased to 57.9% for the three months ended July 2, 2005 from 61.7% for the three months ended July 3, 2004, primarily due to changes in product mix (i.e., increased percentage of our total net sales from our lower margin products), changes in channel mix (i.e., increased percentage of our total net sales from our lower margin channels), and increased product and service costs resulting from rising fuel and commodity costs.

Sales and marketing expenses
Sales and marketing expenses increased 11% to $64.0 million for the three months ended July 2, 2005 from $57.8 million for the three months ended July 3, 2004 and decreased as a percentage of net sales to 41.4% from 46.3% for the comparable prior-year period. The $6.2 million increase was primarily due to additional financing costs, sales-based incentive compensation and increased number of stores. The decrease as a percentage of net sales was comprised primarily of a 2.9 percentage point (ppt) decrease in media investments and a 2.0 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales. With additional sales growth, we expect sales and marketing expenses as a percentage of net sales to decline as we achieve greater leverage from our base sales compensation and occupancy costs while reinvesting some of these leverage benefits into higher levels of media investments.

General and administrative expenses
General and administrative (G&A) expenses increased 32% to $13.3 million for the three months ended July 2, 2005 from $10.1 million for the three months ended July 3, 2004 and increased as a percentage of net sales to 8.6% from 8.1% for the prior-year period. The dollar increase in G&A was comprised primarily of additional incentive compensation costs resulting from our improved performance, increased compensation and benefits expenses related to additional headcount and higher professional fees. We generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base, although we anticipate no leverage in 2005 assuming incentive compensation returns to historical levels.

Other income
Other income was $0.7 million for the three months ended July 2, 2005 compared to $0.3 million for the three months ended July 3, 2004. The improvement is primarily due to increased interest income resulting from higher average balances of invested cash and higher interest rates.

Income tax expense
Income tax expense increased $1.3 million to $5.0 million for the three months ended July 2, 2005 from $3.7 million for the three months ended July 3, 2004. The effective tax rate was 38.8% in 2005 and 39.0% in 2004.

Comparison of Six Months Ended July 2, 2005 with Six Months Ended July 3, 2004

Net sales
Net sales increased 24% to $327.4 million for the six months ended July 2, 2005 from $264.7 million for the six months ended July 3, 2004, due to an 18% increase in mattress unit sales and higher average selling prices. The average selling price per bed in our company-controlled channels was $1,942, an increase of approximately 6% over the first six months of last year. The higher average selling price resulted primarily from a price increase introduced at the beginning of 2005. The increase in mattress unit sales was driven primarily by growth in same-store sales and distribution expansion.

The increase in net sales by sales channel was attributable to (i) a $42.5 million increase in sales from our retail stores, including an increase in comparable store sales of $27.1 million and an increase of $15.4 million from new stores, net of stores closed, (ii) a $6.6 million increase in direct marketing sales, (iii) a $3.4 million increase in sales through our e-commerce channel and (iv) a $10.2 million increase in sales through our wholesale channel.

Gross profit
Gross profit decreased to 58.5% for the six months ended July 2, 2005 from 61.6% for the six months ended July 3, 2004, primarily due to changes in product mix (i.e., increased percentage of our total net sales from our lower margin products), changes in channel mix (i.e., increased percentage of our total net sales from our lower margin channels), and increased product and service costs resulting from rising fuel and commodity costs and higher warranty reserves.

Sales and marketing expenses
Sales and marketing expenses increased 14% to $139.1 million for the six months ended July 2, 2005 from $121.6 million for the six months ended July 3, 2004 and decreased as a percentage of net sales to 42.5% from 45.9% for the comparable prior-year period. The $17.5 million increase was primarily due to additional media investments, sales-based incentive compensation, increased number of stores and financing costs. The decrease as a percentage of net sales was comprised primarily of a 1.7 percentage point (ppt) decrease in media investments and a 1.7 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales.

General and administrative expenses
General and administrative (G&A) expenses increased 29% to $26.7 million for the six months ended July 2, 2005 from $20.7 million for the six months ended July 3, 2004 and increased as a percentage of net sales to 8.2% from 7.8% for the prior-year period. The dollar increase in G&A was comprised primarily of higher professional fees, increased compensation and benefits expenses related to additional headcount and additional incentive compensation costs resulting from our improved performance.

Other income
Other income was $1.1 million for the six months ended July 2, 2005 compared to $0.7 million for the six months ended July 3, 2004. The improvement is primarily due to increased interest income resulting from higher average balances of invested cash and higher interest rates.

Income tax expense
Income tax expense increased $2.2 million to $10.5 million for the six months ended July 2, 2005 from $8.3 million for the six months ended July 3, 2004. The effective tax rate was 38.8% in 2005 and 38.7% in 2004.

Liquidity and Capital Resources

As of July 2, 2005, we had cash and marketable securities of $93.2 million, $58.8 million classified as a current asset. As of January 1, 2005, cash and marketable securities totaled $91.7 million, $50.8 million classified as current. Net working capital totaled $37.9 million as of July 2, 2005 compared to $23.5 million as of January 1, 2005. The increase in net working capital was due primarily to a shift to shorter-term investments which are reported as current assets. The $1.5 million improvement in cash balances was the result of generating $7.9 million of operating free cash flow ($19.4 million of cash provided by operating activities, reduced by $11.6 million of capital expenditures), offset by $6.4 million of cash used in financing activities. We expect to continue to generate positive cash flows from operations in the future, while not anticipating any significant additional working capital requirements.

We generated cash from operations for the six months ended July 2, 2005 and July 3, 2004 of $19.4 million and $19.0 million, respectively. The $0.4 million year-to-year improvement in cash from operations resulted primarily from improved operating income for the six months ended July 2, 2005 and higher noncash depreciation expense of $0.8 million partially offset by increases in net operating assets and liabilities of $3.7 million.

Net cash used in investing activities was $7.5 million and $19.2 million for the six months ended July 2, 2005 and July 3, 2004, respectively. The decrease in net cash used in investing activities was principally due to our shift to shorter-term investments mentioned above, partially offset by increased capital expenditures during the first half of 2005. In both periods, our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. In the first six months of 2005 we opened 13 retail stores, while in the first six months of 2004 we opened 21 stores. We are on-track to open 39 new company-owned stores in 2005. We will fund the investment in new and upgraded stores with cash on hand and cash generated from operations. We expect our new stores to be cash flow positive within the first 12 months of operations and, as a result, do not anticipate a negative effect on net cash provided by operations.

Net cash used in financing activities totaled $6.4 million for the six months ended July 2, 2005, compared to $4.6 million net cash provided by financing activities for the six months ended July 3, 2004. The $11.0 million decrease in cash from financing activities resulted from a $12.1 million increase in repurchases of common stock offset partially by an increase of $1.1 million received for exercises of stock options and warrants and for employee purchases of common stock. We may make additional purchases of our common stock from time-to-time, subject to market conditions and at prevailing market prices, through open market purchases. Total outstanding stock repurchase authorization at July 2, 2005 was $5.2 million. We expect that repurchase authorization will increase significantly during the third quarter under our formula-based Board authorization. We may terminate or limit the stock repurchase program at any time.

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

Stock-based compensation

Two alternative methods currently exist for accounting for stock options: the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized in the financial statements for options granted to employees, or for the discount feature of our employee stock purchase plan. Under currently proposed accounting rules, we expect to be required to change our accounting practice for stock options to the fair value method by the first quarter of fiscal 2006. We expect that this change in accounting policy will have a material impact on our consolidated results of operations and earnings per share.

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

Accrued warranty costs

The estimated cost to service warranty claims of customers is included in cost of sales. This estimate is based on historical claim rates during the warranty period. Because this estimate covers an extended period of time, a revision of estimated claim rates could result in a significant impact on estimated future costs of fulfilling warranty commitments. An increase in estimated claim rates could have a material adverse effect on future results of operations.

Store closing and asset impairment expenses

We evaluate our long-lived assets, including leaseholds and fixtures in existing stores, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. Store assets are written-off when we believe these costs will not be recovered through future operations.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2003, a lawsuit was filed against our company in Superior Court of the State of California, County of Ventura. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The plaintiffs have sought judgment for unpaid overtime compensation for store managers and lost meal and break times for store managers and other store personnel alleged to exceed $1.0 million, together with related penalties, restitution, attorneys’ fees and costs. In January 2005, we agreed to settle all of the alleged claims for an aggregate sum of $750,000. This settlement is subject to the approval of the court, which we expect to obtain during the third quarter of 2005. The cost of this settlement was accrued in our fiscal 2004 results of operations.

In October 2004, a lawsuit was filed against our company in Hennepin County District Court in the State of Minnesota by one of our customers alleging deceptive trade practices, fraud and breach of warranty related to the alleged propensity of our products to develop mold. The complaint seeks class certification and various forms of legal and equitable relief, including but not limited to rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney’s fees. In December 2004, we filed a motion to dismiss the claims in their entirety. The district court dismissed plaintiff’s false advertising claim and deceptive trade practice damage claim. The court initially denied the motion to dismiss the remaining fraud and warranty claims, but has agreed to rehear arguments on our motion to dismiss. The court’s decision on plaintiff’s motion seeking class certification also remains pending. We believe that the complaint is without merit and intend to vigorously defend the claims. As this case is in the early stages, the financial impact to our company, if any, cannot be predicted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
(in thousands, except per share amounts)

Period	Total Number of Shares including Non-Qualified	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Availability
Fiscal April 2005	-	$19.45	-
Fiscal May 2005	225	$22.47	225
Fiscal June 2005	20	$20.83	20	$5,163
	245	$21.33	245

(1) In February 2005, the Company’s Board of Directors revised the Company’s share repurchase program. The Audit Committee of the Board of Directors reviews, on a quarterly basis, the authority granted as well as any repurchases under this program. This authorization is currently not subject to expiration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 11, 2005. The following individuals were elected as Directors of the Company at the Annual Meeting to serve for terms of three years expiring at the 2008 Annual Meeting of Shareholders or until their successors are elected and qualified. Shares voted in favor of these Directors and shares withheld were as follows:

Christopher P. Kirchen
Shares For	33,048,110
Shares Withheld	411,465

Brenda J. Lauderback
Shares For	33,313,931
Shares Withheld	145,644

Michael A. Peel
Shares For	33,318,229
Shares Withheld	141,346

Jean-Michel Valette
Shares For	32,504,328
Shares Withheld	955,247

In addition to the Directors named above, the following Directors’ terms continued after the Annual Meeting and will expire at the Annual Meeting of Shareholders in the year indicated below:

Name	Term Expires

Christine M. Day	2006
Patrick A. Hopf	2006
Ervin R. Shames	2006
Thomas J. Albani	2007
David T. Kollat	2007
William R. McLaughlin	2007

Shareholders approved the amendment of the Select Comfort Corporation 1999 Employee Stock Purchase Plan. Shares voted in favor and against the amendment of the plan were as follows:

Shares For	24,856,754
Shares Against	550,347

Shareholders also approved the appointment of KPMG LLP, certified public accountants, as independent auditors for the fiscal year ending December 31, 2005. Shares voted in favor and against this appointment were as follows:

Shares For	32,977,132
Shares Against	468,659

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION

/s/ William R. McLaughlin
August 5, 2005	William R. McLaughlin
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