Form 10-Q
period 2005-10-01
SELECT COMFORT CORP
filed 2005-11-02
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2005

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
YES ☒ NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☒

As of October 21, 2005, 35,130,896 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(Unaudited)
	October 1, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$16,222	$15,066
Marketable securities – current (note 2)	29,654	35,747
Accounts receivable, net of allowance for doubtful accounts of $841 and $685, respectively	10,754	8,644
Inventories (note 3)	22,023	20,481
Prepaid expenses	10,032	7,375
Deferred tax assets	6,264	5,287
Total current assets	94,949	92,600
Marketable securities – non-current (note 2)	42,513	40,930
Property and equipment, net	52,046	43,911
Deferred tax assets	12,788	10,755
Other assets	3,563	3,617
Total assets	$205,859	$191,813

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,076	$26,267
Consumer prepayments	13,288	9,368
Accruals:
Sales returns	5,248	5,038
Compensation and benefits	22,334	13,913
Taxes and withholding	8,488	6,392
Other	11,078	8,143
Total current liabilities	89,512	69,121

Long-term liabilities	10,427	8,348
Total liabilities	99,939	77,469

Shareholders' equity (notes 4 and 5):
Undesignated preferred stock; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 95,000,000 shares authorized, 35,308,777 and 35,828,222 shares issued and outstanding, respectively	353	358
Additional paid-in capital	61,112	95,548
Unearned compensation	(3,685)	(1,752)
Retained earnings	48,140	20,190
Total shareholders' equity	105,920	114,344
Total liabilities and shareholders' equity	$205,859	$191,813

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net sales	$175,833	$144,348	$503,185	$409,031
Cost of sales	71,041	57,366	206,806	159,101
Gross profit	104,792	86,982	296,379	249,930
Operating expenses:
Sales and marketing	72,866	63,851	211,939	185,438
General and administrative	13,791	10,425	40,476	31,109
Operating income	18,135	12,706	43,964	33,383
Other income:
Interest income	405	351	1,543	1,003
Income before income taxes	18,540	13,057	45,507	34,386
Income tax expense	7,094	5,008	17,557	13,269
Net income	$11,446	$8,049	$27,950	$21,117

Net income per share (note 4) – basic	$0.32	$0.22	$0.78	$0.59
Weighted average shares – basic	35,638	35,970	35,754	36,097

Net income per share (note 4) – diluted	$0.30	$0.20	$0.72	$0.53
Weighted average shares – diluted	38,328	39,313	38,815	39,880

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2005	October 2, 2004

Cash flows from operating activities:
Net income	$27,950	$21,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,586	10,084
Non-cash compensation	549	294
Loss on disposal of assets and impaired assets	165	-
Deferred tax benefit	(3,010)	(3,391)
Changes in operating assets and liabilities:
Accounts receivable	(2,110)	(798)
Inventories	(1,542)	(3,527)
Prepaid expenses	(2,657)	(1,261)
Other assets	28	(307)
Accounts payable	2,809	10,698
Accrued sales returns	210	1,166
Accrued compensation and benefits	8,421	(1,012)
Accrued taxes and withholding	4,487	10,054
Consumer prepayments	3,920	(109)
Other accruals and liabilities	5,014	1,025
Net cash provided by operating activities	55,820	44,033

Cash flows from investing activities:
Purchases of property and equipment	(19,860)	(14,938)
Investments in marketable securities	(22,615)	(60,908)
Proceeds from maturity of marketable securities	27,125	46,256
Net cash used in investing activities	(15,350)	(29,590)

Cash flows from financing activities:
Repurchase of common stock	(46,201)	(14,886)
Proceeds from issuance of common stock	6,887	5,380
Net cash used in financing activities	(39,314)	(9,506)
Increase in cash and cash equivalents	1,156	4,937
Cash and cash equivalents, at beginning of period	15,066	24,725
Cash and cash equivalents, at end of period	$16,222	$29,662

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Financial Statement Presentation

The consolidated financial statements for the quarter and nine months ended October 1, 2005 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of October 1, 2005 and January 1, 2005 and the results of operations and cash flows for the periods presented.

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

In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date of SFAS No. 123 Revised, “Share-Based Payment” requiring compensation cost for all share-based payments (including employee stock options) to be recognized in the financial statements at fair value. Under the SEC’s rule, the provisions of the standard are now effective as of the first quarter of fiscal 2006. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. Our pro forma disclosures reported the cost of share-based compensation payments as having an annual impact to diluted earnings per share in the range of $0.06 to $0.11 for fiscal years 2002 through 2004. We have not determined whether adoption of SFAS 123R will result in amounts that are similar to our current or historical pro forma disclosures under SFAS 123.

No additional new accounting pronouncements have been issued that are expected to have a material effect on our financial results.

2. Marketable Securities

We invest our cash in highly liquid investment grade debt instruments issued by the US government and related agencies, municipalities and corporations with investment grade ratings.

Our investments have an original maturity of up to 35 months with a weighted-average time to maturity of 13 months as of October 1, 2005. Investments with an original maturity of less than 90 days are classified as cash equivalents. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. Investments are classified as held-to-maturity and carried at amortized cost. Marketable securities held at October 1, 2005 carried an amortized cost of $72.2 million and a fair value of $71.5 million.

3. Inventories

Inventories consist of the following (in thousands):
	October 1, 2005	January 1, 2005

Raw materials	$6,713	$8,498
Work in progress	169	170
Finished goods	15,141	11,813
	$22,023	$20,481

4. Net Income per Common Share

The following computations reconcile reported net income and net income per share basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income	$11,446	$8,049	$27,950	$21,117

Reconciliation of weighted average shares outstanding:
Basic weighted average shares outstanding	35,638	35,970	35,754	36,097
Effect of dilutive securities:
Options	1,573	1,882	1,694	2,285
Warrants	909	1,308	1,173	1,352
Restricted shares	208	153	194	146
Diluted weighted average shares outstanding	38,328	39,313	38,815	39,880

Net income per share – basic	$0.32	$0.22	$0.78	$0.59
Net income per share – diluted	$0.30	$0.20	$0.72	$0.53

Additional potentially dilutive securities totaling 746,000 and 677,000 for the three and nine month periods ended October 1, 2005 and 753,000 and 540,000 for the three and nine month periods ended October 2, 2004, have been excluded from diluted EPS because these securities’ exercise price was greater than the average market price of the Company’s common shares.

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

The following table illustrates the effect on our net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123 (in thousands, except per share amounts):
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income, as reported	$11,446	$8,049	$27,950	$21,117
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(884)	(787)	(2,485)	(2,241)
Pro forma net income	$10,562	$7,262	$25,465	$18,876

Net income per share:
Basic – as reported	$0.32	$0.22	$0.78	$0.59
Basic – pro forma	$0.30	$0.20	$0.71	$0.52

Diluted – as reported	$0.30	$0.20	$0.72	$0.53
Diluted – pro forma	$0.28	$0.18	$0.66	$0.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	80%	55%	80%	55%
Risk-free interest rate	4.0%	2.0%	4.0%	2.0%
Expected life in years	4.0	3.6	4.0	3.6
Weighted average fair value at grant date	$12.01	$7.18	$12.44	$10.33

6. Litigation

In August 2003, a lawsuit was filed against our company in Superior Court of the State of California, County of Ventura. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The plaintiffs sought judgment for unpaid overtime compensation for store managers and lost meal and break times for store managers and other store personnel alleged to exceed $1.0 million, together with related penalties, restitution, attorneys’ fees and costs. In September 2005, the court approved the settlement of all alleged claims for an aggregate sum of $750,000, which costs were accrued in our fiscal 2004 results of operations.

In October 2004, a lawsuit was filed against our company in Hennepin County District Court in the State of Minnesota by one of our customers alleging deceptive trade practices, fraud and breach of warranty related to the alleged propensity of our products to develop mold. The complaint seeks class certification and various forms of legal and equitable relief, including but not limited to rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney’s fees. In December 2004, we filed a motion to dismiss the claims in their entirety. The district court dismissed plaintiff’s false advertising claim and deceptive trade practice damage claim. The court initially denied the motion to dismiss the remaining fraud and warranty claims, but has reheard arguments on our motion to dismiss. The court’s decisions on both our renewed motion to dismiss and on plaintiff’s motion seeking class certification remain pending. We believe that the complaint is without merit and intend to vigorously defend the claims. As this case is in the early stages, the financial impact to our company, if any, cannot be predicted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,”  “will,”  “should,”  “expects,”  “anticipates,”  “contemplates,”  “estimates,”  “believes,”  “plans,”  “projects,”  “predicts,”  “potential” or “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors known to us that could cause such material differences are identified and discussed in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005, which discussion is incorporated herein by reference. These important factors include, but are not limited to:

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
•
Our ability to execute our retail store distribution strategy, including increased sales and profitability through our existing stores and our ability to cost-effectively lease store locations and close under-performing store locations;

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

•	Our ability to maintain cost-effective sales, production and delivery of our products;
•	Our ability to secure adequate sources of supply, especially considering our single source strategy and just-in-time manufacturing process, as well as potential shortages of commodities;
•
Our ability to maintain sales volumes and profit margins and effectively manage the effects of inflationary pressures caused by rising fuel and commodity costs as well as fluctuating currency rates and increasing industry regulatory requirements, all which could increase product and service costs;

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

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

The percentages of our total net sales, by dollar volume, from each of our channels are summarized as follows:
Percent of sales:
Retail	77%	78%	76%	77%
Direct	10%	11%	11%	12%
E-Commerce	5%	4%	5%	5%
Wholesale	8%	7%	8%	6%
Total	100%	100%	100%	100%

The components of sales growth, including comparable store sales increases, are as follows:
Sales growth:
Same-store sales growth	15%	15%	14%	18%
New/closed stores, net	5%	7%	7%	8%
Retail total	20%	22%	21%	26%
Direct	10%	5%	17%	15%
E-Commerce	41%	24%	32%	36%
Wholesale	48%	113%	56%	88%
Total	22%	23%	23%	27%

The numbers of company-owned retail stores and independently owned and operated retail partner stores, are as follows:
Company-owned retail stores:
Beginning of period	369	360	370	344
Opened	19	2	32	23
Closed	-	-	(14)	(5)
End of period	388	362	388	362

Retail partner stores	264	86	264	86

We anticipate opening at least five new retail stores during the fourth quarter of 2005 with no store closures planned. We are also developing relationships with major mattress retailers and will add at least 20 new locations during the fourth quarter with new retail partners as we work to expand distribution to improve consumer convenience and leverage our growing brand awareness.

Our growth plans are centered on increasing consumer awareness of our products and stores through expansion of media, increasing distribution –  primarily through new retail store openings supplemented with sales through other mattress retailers, and through improvement and expansion of our product lines. Our primary market consists of the sale of products directly to consumers in the U.S. domestic market. We believe that opportunities exist longer term for sales internationally and to commercial markets.

Increases in sales, along with controlling costs, have provided significant improvement to our operating income and operating margin. The majority of operating margin improvement has been generated through leverage in selling expenses (increased sales through the existing store base) and leverage of our existing infrastructure (we generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base, although we anticipate no leverage in 2005 assuming incentive compensation returns to historical levels). We expect any future improvements in operating margin to be derived from similar sources. Rising commodity and fuel costs are expected to increase our product costs which could adversely affect our profit margins. We will continue to evaluate the impact of these higher costs and manage the effect on our results of operations through cost reduction initiatives and/or pricing actions, where appropriate.

As previously reported, we were recently notified by one of our suppliers about a delay they were experiencing in the delivery of materials used to manufacture the foam that we use in our mattresses. This delay was industry-wide and has been attributed in part to the recent hurricanes along the Gulf Coast. We have implemented contingency plans which include seeking alternative suppliers to minimize any potential impact on our customers. While foam supplies in October have been restricted, we have experienced no significant delivery delays to our customers. This situation appears to be improving and accordingly, does not impact our outlook for the remainder of 2005.

Our target is to sustain sales growth rates of at least 15% to 20% with same-store growth between 7% and 12%, and annual earnings growth rates of at least 20% to 25%. Our annual earnings growth rate target excludes the incremental effects on compensation expense within cost of sales and operating expenses resulting from our planned adoption of SFAS 123R during the first quarter of fiscal 2006.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004
Net sales	$175.8	100.0%	$144.3	100.0%	$503.2	100.0%	$409.0	100.0%
Cost of sales	71.0	40.4%	57.4	39.7%	206.8	41.1%	159.1	38.9%
Gross profit	104.8	59.6%	87.0	60.3%	296.4	58.9%	249.9	61.1%

Operating expenses:
Sales and marketing	72.9	41.4%	63.9	44.2%	211.9	42.1%	185.4	45.3%
General and administrative	13.8	7.8%	10.4	7.2%	40.5	8.0%	31.1	7.6%
Total operating expenses	86.7	49.3%	74.3	51.5%	252.4	50.2%	216.5	52.9%
Operating income	18.1	10.3%	12.7	8.8%	44.0	8.7%	33.4	8.2%
Other income, net	0.4	0.2%	0.4	0.2%	1.5	0.3%	1.0	0.2%

Income before income taxes	18.5	10.5%	13.1	9.0%	45.5	9.0%	34.4	8.4%
Income tax expense	7.1	4.0%	5.0	3.5%	17.6	3.5%	13.3	3.2%
Net income	$ 11.4	6.5%	$ 8.0	5.6%	$ 28.0	5.6%	$ 21.1	5.2%

Net income per share:
Basic	$ 0.32		$ 0.22		$ 0.78		$ 0.59
Diluted	$ 0.30		$ 0.20		$ 0.72		$ 0.53
Weighted-average number of common shares:
Basic	35.6		36.0		35.8		36.1
Diluted	38.3		39.3		38.8		39.9

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

Cost of sales
Cost of sales includes costs associated with purchasing materials, manufacturing costs and costs to deliver our products to our customers. Cost of sales also includes estimated costs to service warranty claims of customers. This estimate is based on historical claim rates during the warranty period and on projected cost of materials required to fulfill warranty commitments. Because our warranty obligations cover an extended period of time, a revision of estimated claim rates or the projected cost of materials could have a material adverse effect on future results of operations.

Gross profit
Our gross profit margin is dependent on a number of factors and may fluctuate from quarter to quarter. These factors include the mix of products sold, the level at which we offer promotional discounts to purchase our products, the cost of materials, delivery and manufacturing and the mix of sales between wholesale and company-controlled distribution channels. Sales of products manufactured by third parties, such as accessories and our adjustable foundation, generate lower gross margins. Sales directly to consumers through company-controlled channels, where we capture both the manufacturer’s and retailer’s margin, generate higher gross margins than sales through our wholesale channels.

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

Store closings and asset impairments
Store closing and asset impairment expenses include charges made against operating expenses for store-related or other capital assets that have been written off when a store is underperforming and generating negative cash flows. We evaluate our long-lived assets, including leaseholds and fixtures in existing stores and stores expected to be remodeled, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. Store assets are written off when we believe these costs will not be recovered through future operations.

Quarterly and annual results
Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in comparable store sales, the timing, amount and effectiveness of advertising expenditures, any changes in sales return rates or warranty experience, the timing of new store openings and related expenses, net sales contributed by new stores, the timing of promotional offerings, competitive factors, changes in commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail sales, timing of QVC shows and wholesale sales, consumer confidence, and general economic conditions. Furthermore, a substantial portion of net sales is often realized in the last month of a quarter, due in part to our promotional schedule and commission structure. As a result, we may be unable to adjust spending in a timely manner, and our business, financial condition and operating results may be significantly harmed. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Comparison of Three Months Ended October 1, 2005 with Three Months Ended October 2, 2004

Net sales
Net sales increased 22% to $175.8 million for the three months ended October 1, 2005 from $144.3 million for the three months ended October 2, 2004, due to a 22% increase in mattress unit sales and higher average selling prices in our company-controlled channels, partially offset by changes in channel mix (i.e., increased percentage of total net sales of products with lower average selling prices from our lower margin channels). The average selling price per bed in our company-controlled channels was $2,064, an increase of approximately 5% over third quarter last year. The higher average selling price resulted primarily from a price increase introduced at the beginning of 2005. The increase in mattress unit sales was driven primarily by growth in same-store sales and distribution expansion.

The increase in net sales by sales channel was attributable to (i) a $22.8 million increase in sales from our retail stores, including an increase in comparable store sales of $16.4 million and an increase of $6.4 million from new stores, net of stores closed, (ii) a $1.6 million increase in direct marketing sales, (iii) a $2.5 million increase in sales through our e-commerce channel and (iv) a $4.6 million increase in sales through our wholesale channel.

Gross profit
Gross profit decreased to 59.6% for the three months ended October 1, 2005 from 60.3% for the three months ended October 2, 2004, primarily due to changes in product mix (i.e., increased percentage of our total net sales from our lower margin products), changes in channel mix (i.e., increased percentage of our total net sales from our lower margin channels), and increased product and delivery costs resulting from rising commodity and fuel costs.

Sales and marketing expenses
Sales and marketing expenses increased 14% to $72.9 million for the three months ended October 1, 2005 from $63.9 million for the three months ended October 2, 2004 and decreased as a percentage of net sales to 41.4% from 44.2% for the comparable prior-year period. The $9.0 million increase was primarily due to additional media investments, increased number of stores and variable costs due to higher sales. The decrease as a percentage of net sales was comprised primarily of a 1.2 percentage point (ppt) increase in leverage of media investments and a 1.6 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales. With additional sales growth, we expect sales and marketing expenses as a percentage of net sales to decline as we achieve greater leverage from our base sales compensation and occupancy costs while reinvesting some of these leverage benefits into higher levels of media investments.

General and administrative expenses
General and administrative (G&A) expenses increased 32% to $13.8 million for the three months ended October 1, 2005 from $10.4 million for the three months ended October 2, 2004 and increased as a percentage of net sales to 7.8% from 7.2% for the prior-year period. The dollar increase in G&A was comprised primarily of additional incentive compensation costs resulting from our improved performance, increased compensation and benefits expenses related to additional headcount and higher professional fees. We generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base, although we anticipate no leverage in 2005 assuming incentive compensation returns to historical levels.

Other income
Other income was $0.4 million for the three months ended October 1, 2005 and October 2, 2004.

Income tax expense
Income tax expense increased $2.1 million to $7.1 million for the three months ended October 1, 2005 from $5.0 million for the three months ended October 2, 2004. The effective tax rate was 38.3% in 2005 and 38.4% in 2004.

Comparison of Nine Months Ended October 1, 2005 with Nine Months Ended October 2, 2004

Net sales
Net sales increased 23% to $503.2 million for the nine months ended October 1, 2005 from $409.0 million for the nine months ended October 2, 2004, due to a 19% increase in mattress unit sales and higher average selling prices. The average selling price per bed in our company-controlled channels was $1,983, an increase of approximately 5% over the first nine months of last year. The higher average selling price resulted primarily from a price increase introduced at the beginning of 2005. The increase in mattress unit sales was driven primarily by growth in same-store sales and distribution expansion.

The increase in net sales by sales channel was attributable to (i) a $65.2 million increase in sales from our retail stores, including an increase in comparable store sales of $44.4 million and an increase of $20.8 million from new stores, net of stores closed, (ii) a $8.2 million increase in direct marketing sales, (iii) a $5.9 million increase in sales through our e-commerce channel and (iv) a $14.7 million increase in sales through our wholesale channel.

Gross profit
Gross profit decreased to 58.9% for the nine months ended October 1, 2005 from 61.1% for the nine months ended October 2, 2004, primarily due to changes in product mix (i.e., increased percentage of our total net sales from our lower margin products), changes in channel mix (i.e., increased percentage of our total net sales from our lower margin channels), and increased product and delivery costs resulting from rising commodity and fuel costs and higher warranty reserves.

Sales and marketing expenses
Sales and marketing expenses increased 14% to $211.9 million for the nine months ended October 1, 2005 from $185.4 million for the nine months ended October 2, 2004 and decreased as a percentage of net sales to 42.1% from 45.3% for the comparable prior-year period. The $26.5 million increase was primarily due to additional media investments, increased number of stores and variable costs due to higher sales. The decrease as a percentage of net sales was comprised primarily of a 1.4 percentage point (ppt) increase in leverage of media investments and a 1.8 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales.

General and administrative expenses
General and administrative (G&A) expenses increased 30% to $40.5 million for the nine months ended October 1, 2005 from $31.1 million for the nine months ended October 2, 2004 and increased as a percentage of net sales to 8.0% from 7.6% for the prior-year period. The dollar increase in G&A was comprised primarily of higher professional fees, increased compensation and benefits expenses related to additional headcount and additional incentive compensation costs resulting from our improved performance.

Other income
Other income was $1.4 million for the nine months ended October 1, 2005 compared to $1.0 million for the nine months ended October 2, 2004. The improvement is primarily due to increased interest income resulting from higher average balances of invested cash and higher interest rates.

Income tax expense
Income tax expense increased $4.3 million to $17.6 million for the nine months ended October 1, 2005 from $13.3 million for the nine months ended October 2, 2004. The effective tax rate was 38.6% in each of 2005 and 2004.

Liquidity and Capital Resources

As of October 1, 2005, we had cash and marketable securities of $88.4 million, of which $45.9 million was classified as a current asset. As of January 1, 2005, cash and marketable securities totaled $91.7 million, of which $50.8 million was classified as a current asset. Net working capital totaled $5.4 million as of October 1, 2005 compared to $23.5 million as of January 1, 2005. The decrease in net working capital was due primarily to cash used for stock repurchases and working capital needs. The $3.3 million decline in cash and marketable securities was the result of generating $36.0 million of operating free cash flow ($55.8 million of cash provided by operating activities, reduced by $19.9 million of capital expenditures), offset by $39.3 million of cash used in financing activities, principally to repurchase shares of our stock. We expect to continue to generate positive cash flows from operations in the future, while not anticipating any significant additional working capital requirements.

We generated cash from operations for the nine months ended October 1, 2005 and October 2, 2004 of $55.8 million and $44.0 million, respectively. The $11.8 million year-to-year improvement in cash from operations resulted primarily from improved operating income for the nine months ended October 1, 2005 and higher noncash depreciation expense of $1.5 million partially offset by increases in net operating assets and liabilities of $2.8 million.

Net cash used in investing activities was $15.4 million and $29.6 million for the nine months ended October 1, 2005 and October 2, 2004, respectively. The decrease in net cash used in investing activities was principally due to our stock repurchases which has resulted in lower levels of cash investments, partially offset by increased capital expenditures during the first nine months of 2005. In both periods, our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. In the first nine months of 2005 we opened 32 retail stores, while in the first nine months of 2004 we opened 23 stores. We anticipate opening at least five new retail stores during the fourth quarter of 2005 and 40 or more stores during 2006. We will fund the investment in new and upgraded stores with cash on hand and cash generated from operations. We expect our new stores to be cash flow positive within the first 12 months of operations and, as a result, do not anticipate a negative effect on net cash provided by operations.

Net cash used in financing activities totaled $39.3 million for the nine months ended October 1, 2005, compared to $9.5 million net cash used in financing activities for the nine months ended October 2, 2004. The $29.8 million increase in cash used in financing activities resulted from a $31.3 million increase in repurchases of common stock partially offset by an increase of $1.5 million received for exercises of stock options and warrants and for employee purchases of common stock. We may make additional purchases of our common stock from time-to-time, subject to market conditions and at prevailing market prices, through open market purchases. Total outstanding stock repurchase authorization at October 1, 2005 was $8.7 million. We expect that repurchase authorization will increase during the fourth quarter under our formula-based Board authorization. We may terminate or limit the stock repurchase program at any time.

Cash generated from operations should be a sufficient source of liquidity for the short- and long- term and should provide adequate funding for capital expenditures and common stock repurchases, if any. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations.

In May 2003, we obtained a $15 million bank revolving line of credit to provide additional cash flexibility in the case of unexpected significant external or internal developments. The line of credit is a three-year senior secured revolving facility. The interest rate on borrowings is calculated using LIBOR plus 1.50% to 2.25% with the incremental rate dependent on our leverage ratio, as defined by the lender. We are subject to certain financial covenants under the agreement, principally consisting of minimum liquidity requirements, working capital and leverage ratios. We have remained and expect to remain in the foreseeable future in full compliance with the financial covenants. We currently have no borrowings outstanding under this credit agreement.

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

Stock-based compensation

Two alternative methods currently exist for accounting for stock options: the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized in the financial statements for options granted to employees, or for the discount feature of our employee stock purchase plan. We are required to change our accounting practice for stock options to the fair value method effective the first quarter of fiscal 2006. We expect that this change in accounting policy will have a material impact on our consolidated results of operations and earnings per share. See Notes 1 and 5 to the Consolidated Financial Statements.

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

Accrued warranty costs

The estimated cost to service warranty claims of customers is included in cost of sales. This estimate is based on historical claim rates during the warranty period and on projected cost of materials required to fulfill warranty commitments. Because our warranty obligations cover an extended period of time, a revision of estimated claim rates or the projected cost of materials could have a material adverse effect on future results of operations.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2003, a lawsuit was filed against our company in Superior Court of the State of California, County of Ventura. This suit was filed by two former store managers alleging misclassification of employment position and seeking class certification. The plaintiffs sought judgment for unpaid overtime compensation for store managers and lost meal and break times for store managers and other store personnel alleged to exceed $1.0 million, together with related penalties, restitution, attorneys’ fees and costs. In September 2005, the court approved the settlement of all alleged claims for an aggregate sum of $750,000, which costs were accrued in our fiscal 2004 results of operations.

In October 2004, a lawsuit was filed against our company in Hennepin County District Court in the State of Minnesota by one of our customers alleging deceptive trade practices, fraud and breach of warranty related to the alleged propensity of our products to develop mold. The complaint seeks class certification and various forms of legal and equitable relief, including but not limited to rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney’s fees. In December 2004, we filed a motion to dismiss the claims in their entirety. The district court dismissed plaintiff’s false advertising claim and deceptive trade practice damage claim. The court initially denied the motion to dismiss the remaining fraud and warranty claims, but has reheard arguments on our motion to dismiss. The court’s decisions on both our renewed motion to dismiss and on plaintiff’s motion seeking class certification remain pending. We believe that the complaint is without merit and intend to vigorously defend the claims. As this case is in the early stages, the financial impact to our company, if any, cannot be predicted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	– (b)	Not applicable.

(c)		Issuer Purchases of Equity Securities
(in thousands, except per share amounts)

Period	Total Number of Shares including Non-Qualified	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Availability
Fiscal July 2005	26	$20.69	26
Fiscal August 2005	832	$20.49	824
Fiscal September 2005	827	$19.82	827	$8,683
Total	1,685	$20.17	1,677

(1) The Audit Committee of the Board of Directors reviews, on a quarterly basis, the authority granted as well as any repurchases under this program. This authorization is currently not subject to expiration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

SELECT COMFORT CORPORATION

/s/ William R. McLaughlin
November 2, 2005	William R. McLaughlin
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