Form 10-K
period 2005-12-31
SELECT COMFORT CORP
filed 2006-03-15
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
————————————
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-25121
————————————
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company. YES ☐ NO ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of July 1, 2005, was $741,699,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by the Nasdaq National Market).

As of February 22, 2006, there were 36,123,005 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following table provides references to the location of information, required by Form 10-K, that is included in (a) the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005 (the “Annual Report to Shareholders”) or (b) the Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be held on May 9, 2006 (the “Proxy Statement”), a definitive copy of which will be filed within 120 days of Registrant’s 2005 fiscal year end. All such information set forth under the heading “Reference” below is included herein or incorporated herein by reference. A copy of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005 is included as an exhibit to this report.

	ITEM IN FORM 10-K	REFERENCE

PART I

Item 1.	Business	Business, pages 2 – 16 of this document

Item 1A.	Risk Factors	Risk Factors, pages 16 – 26 of this document

Item 1B.	Unresolved Staff Comments	Unresolved Staff Comments, page 26 of this document

Item 2.	Properties	Properties, page 27 of this document

Item 3.	Legal Proceedings	Legal Proceedings, page 28 of this document

Item 4.	Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders, page 28 of this document

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	Common Stock, page 29 of this document; Executive Compensation in the Proxy Statement

Item 6.	Selected Financial Data	Selected Consolidated Financial Data, pages 30 – 31 of this document

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 32 – 38 of this document

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	Quantitative and Qualitative Disclosure about Market Risk, page 39 of this document

Item 8.	Financial Statements and Supplementary Data	Pages 40 – 57 of this document

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, page 58 of this document

Item 9A.	Controls and Procedures	Controls and Procedures; Management’s Report on Internal Control Over Financial Reporting set forth on page 58 of this document

Item 9B.	Other Information	Other Information, page 58 of this document

i

PART III

Item 10.	Directors and Executive Officers of the Registrant
Election of Directors, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement; Executive Officers of the Registrant, pages 15 – 16 of this document; Directors and Executive Officers of the Registrant, page 59 of this document

Item 11.	Executive Compensation	Executive Compensation in the Proxy Statement

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement

Item 13.	Certain Relationships and Related Transactions	Certain Relationships and Related Transactions in the Proxy Statement

Item 14.	Principal Accountant Fees and Services	Approval of Selection of Independent Auditors in the Proxy Statement

PART IV

Item 15.	Exhibits and Financial Statement Schedules	Exhibits and Financial Statement Schedules, pages 60 – 61 of this document

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

Select Comfort®, Sleep Number®, Comfort Club®, Sleep Better on Air®, The Sleep Number Bed by Select Comfort (logo)®, Select Comfort( logo with double arrow design)®, Firmness Control System™, Precision Comfort®, Corner Lock™, Intralux®, Everybody has a Sleep Number™, Knowing your Sleep Number is the Key to a Perfect Night’s Sleep™, The Sleep Number Store by Select Comfort (logo)®, You can only find your Sleep Number on a Sleep Number Bed by Select Comfort™, Select Comfort Creator of the Sleep Number Bed®, What’s Your Sleep Number?®, Grand King®, Sleep Number SofaBed™, Personalized Warmth Collection®, GridZone™, and our stylized logos are trademarks and/or service marks of Select Comfort. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. Our fiscal year is based on a 52- or 53-week year. All years represented in this Form 10-K are 52 weeks, except for the 2003 fiscal year ended January 3, 2004, which is a 53-week year.

ii

iii

PART I

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in or incorporated by reference into this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to projections of revenues, results of operations, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions, prospects or performance; statements of belief and any statement or assumptions underlying any of the foregoing. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or Web casts open to the public, in press releases or reports, on our Internet Web site or otherwise. We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms.

Our forward-looking statements speak only as of the date made and by their nature involve substantial risks and uncertainties. Our actual results may differ materially depending on a variety of factors, including the items discussed in greater detail below under the caption “Risk Factors.” These risks and uncertainties are not exclusive and further information concerning the company and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time, including factors that we may consider immaterial or do not anticipate at this time.

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

ITEM 1. BUSINESS

Our Business

We are the leading developer, manufacturer and marketer of premium quality, adjustable-firmness beds. The air-chamber technology of our proprietary Sleep Number bed allows adjustable firmness of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain in comparison with traditional mattress products. Our Queen and King-sized beds offer individual adjustability on each side of the mattress.

We were founded as a Minnesota-based corporation in 1987. Our mission is to improve people’s lives through better sleep and our vision is to become the leading brand in the bedding industry.

Unlike traditional bedding manufacturers, we are vertically integrated from production through sales, delivery and customer service, which allows us to control quality, cost, price and presentation. We sell our innovative products through four distribution channels: Retail, Direct Marketing, e-Commerce and Wholesale. In 2005, more than 90% of our net sales were derived through our build-to-order, direct-to-consumer business which is comprised of:

•
Retail: Represents more than 75% of our total net sales and more than 80% of our direct-to-consumer business. We ranked as the leading bed retailer in the U.S. according to the May 23, 2005 edition of Furniture/Today. As of December 31, 2005, we operated 396 company-owned stores in 45 states;

•
Direct Marketing: Represents more than 10% of total net sales and almost 12% of our direct-to-consumer business. Direct sales are conducted through a company-operated call center located in Minneapolis, Minnesota; and

•
e-Commerce: Represents approximately 5% of total net sales and slightly more than 5% of our direct-to-consumer business. In addition to purchasing a Sleep Number bed online, customers can purchase pillows, sheets, blankets, bedding accessories, mattress pads and other bedding accessories through our Web site at http://www.selectcomfort.com.

Less than 10% of our net sales were derived through our wholesale business which is comprised of:

•
Retail Partners: Since 2002, we have sold unique versions of our Sleep Number bed through relationships with selected home furnishing retailers and specialty bedding retailers in the U.S. As of December 31, 2005, our Personal Preference line of Sleep Number beds was available through 12 different retailers offering our product in 308 retail stores in 20 states. In December 2005, we expanded into Canada through a strategic alliance with Sleep Country Canada;

•
TV Shopping: Since 2000, we have sold unique versions of our Sleep Number bed on the QVC shopping channel. The bed models available through QVC are currently marketed under the names Royal and Deluxe; and

•
Hospitality: In 2004, we signed an agreement with Radisson Hotels and Resorts® to provide a unique version of our Sleep Number bed into essentially all of Radisson’s hotel rooms in the U.S., Canada and the Caribbean.

Because more than 90% of our net sales result from interacting directly with the customer, our consumer-driven and service-oriented business model enables us to understand and respond quickly to consumer trends and preferences. In addition, our company-owned stores serve as product showrooms for our Sleep Number beds and each customer’s purchase is built-to-order. This aspect of our business model allows us to maintain low levels of inventory and to generate an accelerated cash-conversion cycle, which enables us to operate with minimal working capital.

We believe that consumers are increasingly focused on health and wellness issues such as sleep quality, nutrition and exercise. Our target customers are primarily between the ages of 25 and 54 with annual household incomes in excess of $50,000. Since our inception, we have sold approximately 2.4 million beds and have achieved high levels of customer satisfaction. From consumer inquiries and customers, we have compiled a database of approximately 10.5 million profiles that can be used for marketing and research.

Beginning in 2000, we implemented programs to improve our cost structure and to re-brand our products and advertising, which led to significantly improved operating results. Through the five years ended December 31, 2005 we achieved compound annual net sales growth of 21%, while our comparable store sales grew 15% in 2005 and 16% in 2004. In 2005, we generated $87 million in cash flows from operating activities and we used $50 million to repurchase approximately 7% of our outstanding common stock. We have been debt free since the quarter ended June 28, 2003 and had $112 million in cash and investments as of December 31, 2005.

Our expectations over the long term are to sustain annual sales growth rates of between 15% and 20%, with annual same-store growth between 7% and 12%, leveraging the business model with long-term annual earnings growth rates of between 20% and 25%. In 2006, we expect revenues will be at the high end of our long-term guidance and we expect earnings growth of between 23% and 30% over 2005 earnings (excluding the impact of incremental stock option expense resulting from the implementation of new accounting standards in 2006). In 2007, we believe we can achieve $1 billion in revenue and 12% operating margins (before stock option expense). In addition, we believe our efficient business model will continue to generate sufficient cash to finance our growth and liquidity requirements.

Industry

Overview

The U.S. bedding industry is characterized as a mature and stable industry. According to preliminary ISPA (International Sleep Products Association) data for 2005, the industry was estimated to represent approximately $6.5 billion or roughly 23 million mattress units at the wholesale level. According to published estimates by Furniture/Today, retail sales of conventional and specialty bedding and futons reached $10.7 billion at retail in 2004. The industry has demonstrated a 10-year compound annual growth rate of approximately 7.3% on a wholesale revenue basis and approximately 2.5% on a mattress units basis. We believe that industry unit growth has been primarily driven by population growth, and an increase in the number of homes and larger homes, including secondary residences. We believe growth in average wholesale prices has been a result of a shift to both larger and higher quality beds, which are typically more expensive. We believe this trend toward higher price points is caused by a demographic shift to an older U.S. population that typically spends more on bedding than younger consumers, improved merchandising and consumer education by retailers and industry advertising regarding the benefits of higher quality sleep. Both ISPA and Furniture/Today cite the growth in specialty (non-innerspring) bedding products, such as visco-elastic foam and adjustable firmness mattresses, as contributing to these overall industry trends.

Bedding Manufacturers

We are vertically integrated with manufacturing and assembly operations in Salt Lake City, Utah and in Irmo, South Carolina. According to Furniture/Today, the four largest bedding manufacturers, Sealy, Serta, Simmons and Spring Air, accounted for 57.4% of wholesale bedding sales in 2004. This compares with prior estimates of 58.7% in 2003 and 60.6% in 2002.

Bedding Retailers

We are vertically integrated through our company-owned stores. The U.S. bedding retail industry is highly fragmented. Furniture/Today estimates that the top 25 U.S. bedding retailers accounted for approximately 36% of the total industry. In 2005, Select Comfort was recognized by Furniture/Today as the largest U.S. bedding retailer for the fifth consecutive year.

Competitive Strengths

Our objective is to become the leading brand in the bedding industry, in terms of revenue share, product innovation and consumer regard. To achieve this goal, we intend to capitalize on the following strengths:

Differentiated, Superior Product

Our proprietary Sleep Number bed was designed on the basis of sleep research and is clinically proven to provide better sleep quality and greater relief of back pain in comparison to traditional mattress products. Unlike traditional mattresses made from innersprings, our innovative Sleep Number bed uses proprietary air-chamber technology that allows the mattress to be easily adjusted through a hand-held remote control that digitally displays an individual’s Sleep Number. A Sleep Number is a number from zero to 100 that represents a sleeper’s ideal level of comfort, firmness and support. Our Queen-sized and King-sized Sleep Number beds offer individual comfort controls, allowing for the adjustment of mattress firmness on each side of the bed. Our research indicates that 9 of 10 couples sleep at different Sleep Number settings, making the dual comfort control feature a compelling differentiator from standard bedding offerings.

Clinical research has shown that people who sleep on a Sleep Number bed fall asleep faster and experience deeper sleep with fewer disturbances than those sleeping on a traditional innerspring mattress. The gentle and conforming support of the air chambers in our Sleep Number beds provides more proper spinal alignment and relief from uncomfortable pressure points that can cause tossing and turning and poor-quality sleep. The capability of our Sleep Number bed to address consumer sleep problems is further evidenced by the more than 50,000 customer testimonials we have received over the years.

Our Sleep Number beds are priced competitively with other premium mattress products and are also more durable than traditional innerspring products, resulting in a stronger value proposition for the consumer. Because our Sleep Number beds do not depend on metal coils or springs for their support structure, they maintain their shape and support better over time than traditional innerspring mattresses. Independent durability testing has shown our Sleep Number beds to withstand more than 20 years of simulated use.

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

• Everybody has a Sleep Number™;

• Knowing your Sleep Number is the Key to a Perfect Night’s Sleep™; and

• You can only find your Sleep Number on a Sleep Number Bed by Select Comfort™.

This branding strategy allows our advertising and consumer communication to focus on our bed’s distinguishing and proprietary feature, personalized comfort, as represented by the digital Sleep Number readout on the bed’s hand-held remote control. In addition to re-branding our product in 2001, we broadened our demographic and media reach by targeting adults

25-54 years old with a message of improved sleep quality. The Sleep Number brand was launched through our first-ever prime-time television advertising campaign, which invited consumers to visit their local Select Comfort retail store to find their personal Sleep Number. By focusing on the unique Sleep Number setting of every individual, the campaign quickly conveys the concept of our bed’s comfort customization. The Sleep Number brand and positioning have been integrated into all of our sales channels and throughout our internal and external communication programs.

According to independent, third-party research through July 2005, our unaided brand awareness increased to 13%, up from approximately 10% in the previous year, which remains well below industry leading mattress brands. In 2005, we increased advertising expenditures to $90 million, up from $79 million in 2004 and $30 million in 2001. In 2006, we expect to increase advertising expenditures to over $100 million as we continue to build brand awareness through a combination of national and local media. Traditionally, we have utilized a media mix that includes television, radio and print advertising in support of our Sleep Number campaign. In 2006, online spending will represent an increasing part of our overall media mix.

Company-Controlled Distribution

Unlike traditional bedding manufacturers, which primarily sell through third-party retailers, our company-controlled distribution channels — Retail, Direct Marketing and e-Commerce — enable us to control the selling process to ensure that the unique benefits of our product are effectively presented to consumers. Our direct-to-consumer business captures both the manufacturer’s and retailer’s margin.

Our company-controlled distribution channels are staffed by high-quality, well-trained and passionate sales professionals, most of whom are Sleep Number bed owners. Our retail channel comprised 77% of our net sales in 2005. At year-end 2005, we operated 396 stores in 45 states, allowing consumers to easily experience our products and find their personal Sleep Number. Our direct marketing call center and our Web site at http://www.selectcomfort.com provide national sales coverage, including markets not yet served by one of our retail stores. Our Web site can be used as a product research tool, a place to purchase or as a means to locate our nearest retail store. Through these various channels, we maintain close contact with consumers, who provide us with important feedback for product improvement and innovation.

Flexible and Efficient Operating Model

Unlike traditional bedding manufacturers and retailers that are dependent on a stock of finished-goods inventory to fill orders, we employ a make-to-order manufacturing process. Through our long-term relationships with high-quality suppliers, which have been selected through a rigorous certification and review process, we have implemented a just-in-time materials supply system. This operating model enables us to maintain low levels of inventory and to generate an accelerated cash-conversion cycle, which allows us to operate with minimal working capital. In 2005, our manufacturing inventory turnover was 16x. Our make-to-order manufacturing process allows us to introduce new or enhanced products without generating significant obsolete or clearance-priced finished-goods inventory. As a result of our flexible production process, we estimate that we can add to our current production volume in our existing manufacturing facilities with minimal capital investment. Accordingly, we believe we have sufficient plant capacity to sustain our business through at least 2007. Our unique air-chamber technology and modular product design allows our beds to be packed in boxes and shipped via UPS directly from our manufacturing plants to our customers, anywhere in the United States, which lowers our overall distribution costs. Consumers also appreciate the ease of handling and moving our bed, particularly through hallways and tight spaces. In 2003, we completed the roll-out of home delivery, assembly and mattress removal services to all of our retail markets, providing our customers with a full-service delivery option.

Our stores serve as showrooms for our Sleep Number beds, requiring minimal in-store inventory for display beds and accessories. This low inventory model allows us to generate increased sales volume from existing retail floor space without a corresponding increase in working capital. In 2005, our retail inventory turn was 23x and the average net sales per store was approximately $1,417,000 compared to approximately $1,247,000 in 2004, approximately $1,101,000 in 2003 and approximately $817,000 in 2002.

Growth Strategy

We estimate that we have less than 6% wholesale market share of total industry revenues and less than 2% market share of industry unit sales. Our growth plans are centered on increasing consumer awareness of our products and stores through increasing media spending, increasing distribution (primarily through opening new company-owned retail stores and remodeling existing stores and also through expansion of our retail partner program) and expanding and improving our product lines. Our primary market consists of consumers in the U.S. domestic market. We believe that opportunities exist longer term for sales internationally and to commercial markets and in 2006 we intend to make infrastructure investments to enable us to pursue such opportunities in future years. To accomplish our growth strategy, we intend to focus on the following priorities:

Building Brand Awareness

Our most significant growth driver has been building brand awareness for our innovative, high-quality product among the broad consumer audience. With approximately 13% unaided brand awareness nationally, we have significant opportunity for growth through increasing awareness of the Sleep Number and Select Comfort brands, our innovative products and our store locations.

Our Sleep Number advertising campaign was introduced regionally in early 2001, and in the years 2002 to 2004 was expanded both on a local and national level. Our national campaign is augmented by regional advertising that continues to reach more markets. Our local Sleep Number campaign is run in 34 retail markets covering approximately 55% of the U.S. population. These markets generated 68% of our retail sales in 2005. We plan to increase investment in our local Sleep Number campaign in 2006, while also increasing media investment in national media vehicles. We plan to increase total media spending by over 15% to more than $100 million in 2006.

Due to our multi-channel and direct-to-consumer sales model, we are able to cost effectively implement an integrated multi-media advertising program, both on a national and local-market basis. Our fully integrated direct marketing capabilities allow us to provide inquiring consumers with product information and to follow up with promotional literature during the buying process.

In May 2004, we entered into a strategic arrangement to supply Sleep Number beds to Radisson Hotels and Resorts® in the U.S., Canada and the Caribbean. By year-end 2005, we had converted 32% of Radisson’s beds and we plan to install a similar percentage of Radisson beds in 2006. We believe that the presence of Sleep Number beds within Radisson Hotels and Resorts provides unprecedented consumer trial opportunities that increase awareness of the product and the brand among the thousands of guests who stay at Radisson hotels each night.

Expanding Profitable Distribution

We plan to expand profitable distribution primarily by:

•	Increasing comparable store sales, primarily through our multi-media advertising campaign, increasing units sold per store, and increasing average revenue per transaction;
•
Increasing our store base between 5% and 10% annually, as we continue to build toward our long-term goal of between 600 and 650 U.S. retail stores (we plan to add 40 to 45 net new retail stores in the U.S. in 2006);

•	Expanding our presence in the hospitality channel through our strategic relationship with Radisson Hotels and Resorts®;
•
Expanding wholesale distribution selectively through home furniture retailers and specialty bedding retailers. In 2006, we expect to double the number of retail partners’ store locations from the 308 locations at the end of fiscal 2005; and

•	Executing our planned roll-out to all 110 Sleep Country Canada retail locations.

We expect our future comparable store sales growth to be comprised of both an increase in the number of units sold and an increase in the average revenue per transaction. We expect to drive this growth through increased advertising, improvements in our selling process, our enhanced, performance-based sales compensation plan and increased training of our sales professionals. Continued development of our accessory line is also expected to drive increased store traffic and contribute to increases in average revenue per transaction.

Supported by our proven advertising strategy and store economics, we expect to continue to expand our profitable store base. We now have at least one Select Comfort retail store in 126 Designated Market Areas in the United States, which represent 89% of total U.S. household population. Historically, in some major metropolitan areas, including Boston, Los Angeles and New York, we have not had a sufficient number of stores in relation to the size of the local population to allow us to realize an optimal level of return on local advertising expenditures. These under-stored markets have been the focus of our store opening plans since 2003.

We continue to develop our wholesale sales channel, providing consumers additional opportunities to become aware of and to purchase our Sleep Number beds. Our wholesale channel sells through selected home furnishings retailers and specialty bedding retailers in specific geographic markets and to consumers via the QVC shopping channel. This channel allows us to expand our points of sale more quickly and leverage our brand building media investment.

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

In 2003, we introduced nationally our Precision Comfort adjustable foundation product, which allows consumers to raise the head or foot of the bed.

In 2004, we executed our most extensive new product development roll-out in our recent history. We introduced a new top-end bed model, the Sleep Number 9000, and improved the appearance, function and sleep-surface comfort of every bed in our product line. The Sleep Number SofaBed was introduced into a limited number of stores nationally.

In early 2005, we re-introduced an improved Sleep Number 4000 model into 250 of our retail stores. Also in January 2005 we added enhanced fire retardancy materials and construction to our beds sold in California to comply with the new California fire retardancy standards. This product is also available upon request by customers outside of California.

In 2006, we plan to nearly double our R&D spending as we work to improve our existing product line and to develop a sustainable pipeline of product enhancements and new products that we expect to introduce in future years.

Leveraging our Infrastructure

We believe we are well positioned to sustain long-term profitable growth. Our stated goals for 2007 include $1 billion in revenues and 12% operating margins (before stock option expense). For the full year 2005, operating margins totaled 9.9% compared to 8.9% in 2004. Achieving our 2007 goal implies that operating margins need to expand approximately one percentage point (100 basis points) per year. We believe we can accomplish this goal through a combination of scale efficiencies and cost containment initiatives. For example, while advertising expenditures increased in absolute dollar terms in 2005, ad spending declined on a percent of revenue basis. In 2006, we expect selling expenses and general and administrative expenses to provide leverage on a percent of revenue basis.

Our Products

We sell a proprietary line of beds under the Sleep Number brand featuring adjustable firmness air-chamber technology. A Sleep Number is a number from zero to 100 representing an individual’s ideal level of comfort, firmness and support. Unlike traditional mattresses, which use a series of innersprings for support, our mattress design uses adjustable air-chamber technology. Our Sleep Number bed was designed on the basis of sleep research and has been shown to improve sleep quality through:

• Better spinal alignment;

• Reduced pressure points, resulting in less tossing and turning;

• Greater relief of back pain; and

• Greater overall comfort.

Mattresses

In our company-controlled sales channels, we offer five different Sleep Number bed models, including the Sleep Number 3000, 4000, 5000, 7000 and 9000. Each bed comes in standard mattress sizes, ranging from twin to king, as well as some specialty sizes. Our model 3000, 4000 and 5000 beds are available in both traditional and pillow-top configurations; our 7000 and 9000 models are exclusively available as pillow-top beds. All Sleep Number beds feature high-quality, vulcanized rubber air chambers that are highly durable. Because air is the primary support material of the mattress, Sleep Number beds do not lose their shape or support over time like traditional innerspring and foam-based mattresses. Our Queen-sized and

King-sized beds feature dual air-chambers that allow each side of the mattress to be independently adjusted with our Firmness Control System for personalized comfort and support. Our Firmness Control System features a compact air compressor with a handheld remote that is used to fill the bed’s air chambers and regulate their firmness. The Firmness Control System for our Sleep Number bed is certified by Underwriters Laboratories Inc. (UL) and Underwriters’ Laboratories of Canada (ULC).

The air chambers of a Sleep Number bed are surrounded on all sides by a high-density foam perimeter to provide strong edge support. For added comfort, we offer plush pillowtop options with an extra cushion of support designed to cradle the body. All Sleep Number mattresses are enclosed by a comfortable, durable Belgian Damask covering. Our covers are sewn in our plants located in Salt Lake City, Utah and near Columbia, South Carolina.

As you move up the product line, the Sleep Number bed models offer different features and benefits, including additional comfort padding and fiberfill loft, higher quality Belgian Damask fabrics, higher overall mattress profile, quieter Firmness Control Systems with additional functions, and wireless remote controls as a standard feature.

Current price points (excluding the matching foundation) generally range from approximately $300 to $500 for a Twin-size Sleep Number 3000 to $4,100 for the King-size Sleep Number 9000. For a mattress set, including the matching foundation, our Queen-sized models range from $900 to $4,600. These prices are subject to periodic promotional offerings. We offer a different series of Sleep Number bed models to our retail partners, who establish their own resale prices to their customers.

Foundations

The contouring and support of our Sleep Number beds are optimized when used with our specially designed, proprietary foundation. This durable foundation, used in place of a box spring, is uniquely designed to complement the mattress air chambers and to maintain a consistent support surface for the life of the bed. Our foundation is a modular design with interlocking panels for maximum structural integrity, as well as high-density polymer side panels and lateral support beams for additional support. Unlike traditional box springs, our foundation can be disassembled and easily moved through hallways, tight spaces and up and down stairs. Through some of our retail partners, we offer a different foundation comprised primarily of wood. The current retail prices of our foundations range from $250 to $600, depending upon the size of the bed.

In 2003 we completed the national roll-out of our Precision Comfort adjustable foundation to our retail stores. The adjustable foundation allows consumers to raise the head or foot of the bed, and to experience the comfort of massage, using a handheld remote. The current retail prices of our adjustable foundations range from $1,825 to $2,950, depending upon the size of the bed.

Sofa Sleeper

In the second quarter of 2004, we introduced the Sleep Number SofaBed line into selected pilot market distribution. The SofaBed is now available in 120 stores in 43 markets across the country. The Sleep Number SofaBed features a Queen-sized Sleep Number mattress inside a beautifully appointed sofa surround, which is available in a variety of different fabric or leather options. This product is being produced in partnership with Berkline/Benchcraft Holdings, LLC, a leading manufacturer of motion furniture.

Accessories

In addition to our mattresses and foundations, we offer a line of accessory bedding products, including specialty pillows, mattress pads, comforters, sheets, bed frames and leg options. The specialty pillows, available in a variety of sizes, materials and firmness levels, are designed to provide personalized comfort and better quality sleep for stomach, back or side sleepers. We also market our Personal Warmth Collection,™ a group of comforters and blankets designed to be twice as warm on one half of the bed as the other, accommodating varying warmth preferences among couples. We recently introduced our new GridZone™ Memory Foam Pillow which provides varying support zones, and our quilted blanket with Thinsulate® insulation, which was developed exclusively for Select Comfort in partnership with 3M Company.

Delivery and Assembly Services

Our unique product design allows us to ship our beds in a modular format to customers throughout the United States by UPS. We regularly review our package sizes to take advantage of more favorable shipping rates. Informational product brochures and easy-to-follow assembly instructions accompany each Sleep Number bed, which can be quickly and easily assembled by the customer through a simple, tool-free process. For an additional fee the customer can take advantage of our home delivery, assembly and mattress removal services. In 2003 we expanded these services to be available through all of our retail stores, in certain markets by a third-party provider. Delivery typically occurs between 7 and 14 days from the date of order and is currently priced at $150.

Better Night’s Sleep Guarantee and Warranty

Each of our Sleep Number beds (other than our Precision Comfort adjustable foundation) comes with a 30 Night In-Home Trial and Better Night’s Sleep guarantee, which allows consumers 30 nights at home to make sure they are 100% comfortable with the bed. If the consumer is not completely satisfied, we will authorize the return of the bed and a refund of the purchase price. The consumer is responsible for the return shipping costs. Each of our Sleep Number beds is backed by a 20-year Limited Warranty. We believe that due to our unique design and craftsmanship, our Sleep Number bed is built to last 20 years or more.

Our Distribution Channels

We generate revenue by selling our products through four complementary distribution channels. Three of these channels —Retail, Direct Marketing and e-Commerce — are company-controlled and sell directly to consumers. We also sell through a wholesale channel to leading home furnishings retailers, specialty bedding retailers, the QVC shopping channel and strategic partners, such as Radisson Hotels and Resorts®. Our wholesale strategy allows us to complement our company-controlled distribution with expanded presence through leading mattress retailers. In addition, our wholesale strategy enables us to leverage our advertising and increase brand awareness in large markets where it would otherwise not be cost effective for us to spend advertising dollars.

Retail

Our retail stores accounted for 77% of net sales in 2005 and 78% of net sales in 2004. As of the end of fiscal 2005, we operated 396 stores in 45 states. In 2006, we anticipate opening between 40 and 45 net new retail stores and plan to relocate approximately 30 existing stores.

Our stores are principally mall-based showrooms, averaging approximately 1,100 square feet and typically displaying four or five models of our Sleep Number bed and a full selection of our branded accessories. Our store design incorporates a bedroom-like setting intended to convey a sense of sophistication and quality that reinforces our Sleep Number brand name as synonymous with sleep solutions. Our sales professionals play an important role in creating an inviting and informative retail environment. These professionals receive extensive training regarding the features and benefits of our Sleep Number beds and accessories, the overall importance of sleep quality and our proprietary, standardized selling process.

Direct Marketing

Many consumers’ initial exposure to our Sleep Number bed is through our direct marketing operations. Interested consumers respond to our print, radio and cable television advertisements by calling our toll-free number. Our direct marketing sales professionals capture information from the consumer, send an information packet, begin the consumer education process, and either take the order or, if appropriate, refer the consumer to our nearest store. Our direct marketing operations also include a database marketing department that is responsible for segmentation and analysis of our database to direct the mailing of product and promotional information in response to inquiries. We maintain a database of approximately 10.5 million inquiries, including customers. In 2001, we established a “Factory Direct” outlet through our direct marketing channel, allowing us to selectively market refurbished products where allowed by law, as well as discontinued models. We also manage Comfort Club, an affinity program for our Sleep Number bed owners, which encourages referrals of our product to friends and family members.

e-Commerce

Our Web site at http://www.selectcomfort.com provides consumers with a wide array of useful information as well as the convenience of ordering our products online or calling and ordering from one of our Internet-dedicated sales professionals. Since building the capability to take online orders in May 1999, our e-commerce channel has continued to add functionality and content to educate consumers regarding sleep science and research, our products and the benefits they provide. Our Web site also directs consumers to our store locations and provides other means to contact us. Through advanced search engine applications, our e-commerce department leverages the brand awareness built through our advertising and makes it easy for consumers to find our site. Our Web site incorporates a look and feel that is attractive and professional and which reinforces the Select Comfort and Sleep Number brand images. Our site has been recently enhanced, allowing visitors to watch our commercials and various demonstration videos, to apply for financing offers online, to track shipment of purchased products, and to view and manage their Comfort Club reward certificates.

Wholesale

We are selectively building wholesale relationships with home furnishings retailers and specialty bedding retailers. These wholesale relationships increase our points of sale and allow us to leverage our advertising spending in key markets. Since July 2002, our Sleep Number bed has been featured in California-based Sleep Train stores, the first large-scale, multi-store specialty bedding retailer to offer our Sleep Number bed outside of our company-controlled stores. In August 2002, we began selling our Sleep Number bed through Sleep America, a specialty retailer in the Phoenix and Tucson markets. By the end of 2005, we had expanded our retail partners program to include a total of twelve retailers representing 308 retail store locations (frequently referred to as “doors”) in 20 states. In 2006, we plan to increase the number of doors in our retail partner program by more than 100%.

Since October 2000, we have successfully offered our products through periodic segments on the QVC shopping channel. Our Sleep Number bed was named QVC’s Home Innovation Product Concept of the Year at QVC’s 2001 QStar Awards and is the #1 selling bed on QVC. We believe that our distribution through QVC has increased overall consumer awareness of our Sleep Number brand in addition to providing an additional sales outlet.

In May 2004, we entered into an agreement to supply Sleep Number beds to Radisson Hotels and Resorts® in the U.S., Canada and the Caribbean. In 2005, we replaced approximately 32% of Radisson’s beds with Sleep Number beds and we expect to install a similar percentage of Radisson beds in 2006. We believe that the presence of Sleep Number beds within Radisson Hotels and Resorts provides unprecedented consumer trial opportunities that increase awareness of the product and brand among the thousands of guests who stay at Radisson hotels each night.

Store Operations

Store Economics

Average net sales per store were approximately $1,417,000 in 2005 versus $626,000 in 2001, with average sales per square foot of approximately $1,264 in 2005 versus $666 in 2001. New stores opened in 2005 are expected to average in excess of $900,000 in net sales in the first year of operations. Approximately 77% of our stores generated sales of over $1,000,000 in 2005.

Our investment to open a new store is approximately $200,000, including inventory. We target new stores to be cash flow positive within 12 months with a payback of the initial cash investment in less than 24 months. Our stores break even on a four-wall cash flow basis with approximately $600,000 of net sales. Our four-wall cash flow is calculated as gross profit generated from store sales less store expenses and advertising, without deduction of depreciation expenses.

Site Selection

We cluster retail stores within a metropolitan market in order to leverage our advertising expenditures. In selecting new store sites, we generally seek high-traffic locations of approximately 1,000 to 1,400 square feet within malls in metropolitan areas. We conduct extensive analyses of potential store sites and base our selection on a number of factors, including the location within the mall, the demographics of the trade area, the specifications of the mall (including size, age, sales per square foot and the location of the nearest competitive mall), the perceived strength of the mall’s anchor stores, the performance of other specialty retail tenants in the mall, the store density of existing stores and our marketing and advertising plans in the respective markets. We began testing store locations in select urban and lifestyle-oriented shopping centers in the second half of 2003, and 21 of our 396 stores at year-end 2005 represented non-mall locations. These non-mall locations are typically larger, at approximately 2,000 square feet, but with economics comparable to our mall-based stores. We expect non-mall locations will represent approximately 40% of our projected 2006 new store openings.

Management and Sales Professionals

Our stores are currently organized into five regional areas and 39 districts, with between seven and 15 stores in each district, depending on geographical dispersion. Each regional director oversees between seven and 10 districts. Each district has a market manager who is responsible for sales and operations and reports to the regional director. The market managers frequently visit stores to review merchandise presentation, sales force product knowledge, sales process, financial performance and compliance with operating standards. The typical staff at one of our new Select Comfort stores consists of one store manager and two or more full-time sales professionals. Store staffing expands as the store increases its sales volume. Our sales professionals devote substantially all of their efforts to sales and customer service, which includes helping customers and responding to inquiries.

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

Marketing and Advertising

Awareness among the broad consumer audience of our brand, product benefits and store locations historically has been our most significant opportunity for growth. The Sleep Number advertising campaign was introduced early in 2001 to support our retail stores in selected markets through our first comprehensive multi-media advertising campaign using prime-time TV, national cable television, infomercials, drive-time radio and newspaper advertisements. We have expanded the comprehensive local multi-media Sleep Number advertising campaign from the initial eight markets in 2001 to 34 markets in 2005. In addition, our successful radio personality endorsement advertising program now totals 129 radio personalities in approximately 112 retail store markets.

In the direct marketing channel, our advertising message is communicated through targeted print and radio advertisements, use of infomercials and short-form direct TV advertising and through product brochures, videos, DVDs and other product and promotional materials mailed in response to consumer inquiries. The direct marketing channel has historically relied heavily on our advertising through nationally syndicated radio personalities, such as Paul Harvey and Rush Limbaugh, and print and direct mail programs. Since 2002, we have significantly increased our advertising investment on national cable TV, predominantly purchased at advantageous direct response media rates and incorporating actress Lindsay Wagner as spokeswoman. This provides a base of awareness which is supplemented with local retail store advertising. Our direct marketing operations continually monitor the effectiveness and efficiency of our advertising by tracking the cost per inquiry and cost per order of our advertising.

Since 2001, the Sleep Number positioning has been integrated into our marketing messages across all of our distribution channels, advertising vehicles and media types. We have increased our 1-800 advertising on national cable TV as an economical means of increasing national brand awareness for our Sleep Number bed. Through our dedicated call center, we are able to provide the inquiring consumer more information or send a video and brochure. In 2005, our total media spending increased by approximately $11 million to approximately $90 million and we plan to increase advertising expenditures by more than 15% to over $100 million in 2006.

Owners of our beds purchased through company-controlled channels are members of our Comfort Club, our customer loyalty program designed primarily to reward our owners for recommending our beds. Each time a referred customer purchases a bed, the referring Comfort Club member receives a $50 coupon for purchase of our products, with increasing benefits for multiple referrals. In 2005, approximately 28,000 new customers bought beds after receiving referrals from our Comfort Club members, and existing owners bought approximately 32,000 additional beds.

Operations

Manufacturing and Distribution

We have two manufacturing plants, one located in Irmo, South Carolina, and the other in Salt Lake City, Utah. The manufacturing operations in South Carolina and Utah consist of quilting and sewing of the fabric covers for our beds and final assembly and packaging of mattresses and foundations. In addition, our electrical Firmness Control Systems are assembled in our Salt Lake City plant. In 2005, we opened a distribution warehouse in Omaha, Nebraska to supply finished product under our program with Radisson Hotels and Resorts®.

We manufacture beds to fulfill orders rather than stocking inventory, which enables us to maintain lower levels of finished goods inventory and operate with limited regional warehousing. Orders are currently shipped from our manufacturing facilities via UPS or through our company-controlled home delivery, assembly and mattress removal service, typically within 48 hours following order receipt. Orders are usually received by the customer within 5 to 14 days from the date of order. In 2003, we expanded the availability of our company-controlled delivery, assembly and removal services to all of our retail markets. Select Comfort’s home delivery, assembly and mattress removal service also has contributed to improving the overall customer experience. Our home delivery technicians are Sleep Number® bed owners who can articulate the benefits of the bed, reinforcing the sales process and ensuring satisfied customers. The total number of beds delivered through our full-service home delivery team was 143,000 in 2005, representing 38% of total beds sold. To help meet our expanded sales goals in 2006, we plan to make investments in home delivery systems, scheduling and personnel to enable continued improvement and efficiency in our home delivery service.

Suppliers

We currently obtain all of the materials and components used to produce our beds from outside sources. A number of components, including our proprietary air chambers, our proprietary blow-molded foundations, various components for our Firmness Control Systems, as well as foam, fabrics and zippers, are sourced from suppliers who serve as our sole source of supply for these components. For several of these components, we are evaluating the potential to purchase from multiple suppliers.

Our proprietary air chambers are produced to our specifications by one Eastern European supplier, which has been our sole source of supply of air chambers since 1994. Under our agreement with this supplier, we are obligated to purchase certain minimum quantities. This agreement runs through October 2007 and is thereafter subject to automatic annual renewal unless either party gives 365 days’ notice of its intention not to renew the agreement. We expect to continue this supplier relationship for the foreseeable future.

Our proprietary blow-molded foundations are produced to our specifications by one domestic supplier under an agreement that expires in October 2006. This agreement is subject to automatic annual renewal unless either party gives 180 days’ notice of its intention not to renew the agreement. We expect to continue this supplier relationship for the foreseeable future.

All of the suppliers that produce unique or proprietary products for us have in place either contingency or disaster recovery plans or redundant production capabilities in other locations in order to safeguard against any unforeseen disasters. We review these plans and sites on a regular basis to ensure the supplier’s ability to maintain uninterrupted supply of materials and components.

Research and Development

Our research and development department continuously seeks to improve current product performance and benefits based on sleep science. Through customer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products. Since the introduction of our first bed, we have continued to improve and expand our product line, including a quieter Firmness Control System, remote controls with digital settings, more luxurious fabrics and covers, new generations of foams and foundation systems and enhanced border walls. Our research and development expenses were $2.2 million in 2005, $1.9 million in 2004, and $1.3 million in 2003. We plan to nearly double our research and development investment in 2006.

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

Consumer Credit Arrangements

Our qualified customers are offered revolving credit to finance purchases through a private label consumer credit facility provided by GE Money Bank. In December 2005 we entered into an amended and restated agreement with GE Money Bank that extends this consumer credit arrangement through February 15, 2011, subject to earlier termination upon certain events and subject to automatic extensions.

Under this agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, GE Money Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. GE Money Bank’s right to set the minimum customer credit ratings could, if exercised, impact sales by affecting the number of customers who can finance purchases. We are liable to GE Money Bank for chargebacks arising out of (i) breach of our warranties relating to the underlying sale transaction, (ii) defective products or (iii) our failure to comply with applicable operating procedures under the facility. We are not liable to GE Money Bank for credit losses arising out of our customers’ credit defaults.

Consumers that do not qualify for credit under our agreement with GE Money Bank may apply for credit under a secondary program maintained by the company through another provider.

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

We estimate that innerspring bedding sales represent approximately 80% of all U.S. bedding sales. The traditional bedding industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring bedding with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, Simmons and Spring Air. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the bedding market. Simmons, as well as a number of smaller manufacturers, have offered air-supported bedding products in recent years. Tempur-Pedic International, Inc., and a number of other mattress manufacturers, offer foam mattress products.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, border wall and corner piece systems, foundation systems and features related to sofa sleepers with air mattresses, as well as other technology. We have 28 issued U.S. patents, expiring at various dates between May 2006 and June 2022, and four U.S. patent applications pending. We also hold 17 foreign patents and 10 foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products. To our knowledge, no third party has asserted a claim against us alleging that any element of our product infringes or otherwise violates any intellectual property rights of any third party.

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

The federal Consumer Product Safety Commission and various state regulatory agencies have been considering new rules relating to fire retardancy standards for the bedding industry. Effective December 31, 2005, the State of California adopted a new fire retardancy standard applicable to bedding products sold in California for general consumer residential use. In February 2006, the Consumer Product Safety Commission announced the adoption of a federal open flame fire retardancy standard similar to the California standard, which will be effective nationwide in July 2007. We developed product modifications to meet the new standard, which have added costs to the modified products and require more complicated manufacturing processes, reducing our manufacturing capacity. We offer these modified products both to California residents and as an option to customers outside of California.

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

We are subject to federal, state and local laws and regulations relating to occupational health and safety, pollution and environmental protection. We will also be subject to similar laws in foreign jurisdictions as we expand distribution of our products internationally in the future.

Our retail pricing policies and practices are subject to antitrust regulations in the United States and other jurisdictions where we may sell our products in the future.

We believe we are in compliance in all material respects with each of these governmental regulations.

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

We use a combination of primarily internal employees, supplemented by domestic consultants and contractors to deliver and maintain our technology systems and assets. Outsourcing is occasionally used for cost-effectiveness or strategic reasons. Our production data center and e-commerce Web site are hosted at an outsourced facility that provides top-tier, fully secured data center space. We maintain a disaster recovery plan that is tested annually.

Employees

At December 31, 2005, we employed 2,685 persons, including 1,402 retail store employees, 55 direct marketing sales employees, 87 customer service employees, 411 manufacturing employees, 409 home delivery employees and 321 management and administrative employees. Approximately 200 of our employees were employed on a part-time basis at December 31, 2005. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers of the Registrant

William R. McLaughlin, 49, joined our company in March 2000 as President and Chief Executive Officer. In May 2004, Mr. McLaughlin was also elected to the position of Chairman of our Board of Directors. From December 1988 to March 2000, Mr. McLaughlin served as an executive of PepsiCo Foods International, Inc., a snack food company and subsidiary of PepsiCo, Inc., in various capacities, including from September 1996 to March 2000 as President of Frito-Lay Europe, Middle East and Africa, and from June 1993 to June 1996 as President of Grupo Gamesa, S.A. de C.V., a cookie and flour company based in Mexico.

Keith C. Spurgeon, 51, joined our company as Senior Vice President, Sales in February 2002. From September 2000 to February 2002, Mr. Spurgeon served as an independent business consultant. From 1996 to September 2000 he was Chairman of the Board and Chief Executive Officer of Zany Brainy, Inc., a retailer of educational toys and books for children. Zany Brainy filed for Chapter 11 bankruptcy protection in May 2001. He served as Vice President-Asia/Australia at Toys “R” Us, Inc. from 1991 to 1996 after holding various management positions from 1986 to 1991. Mr. Spurgeon began his career at Jewel Food Stores.

J. Douglas Collier, 39, joined our company as Chief Marketing Officer and Senior Vice President, Marketing in July 2005. From 2002 to June 2005, Mr. Collier held leadership positions with La-Z-Boy Incorporated, most recently as Chief Marketing Officer and Vice President, Marketing and Furniture Galleries Development. From 2000 to 2001, Mr. Collier was the Senior Vice President, Marketing and Product Management for Iomega Corporation. From 1996 to 2000, he held various positions with NIBCO, Inc., including General Manager and Director of eBusiness and Marketing. From 1992 to 1996, Mr. Collier served in several capacities for Whirlpool Corporation, including as a Product Director for Whirlpool Europe and Director of Business Development and Process Improvement for Whirlpool North America. Prior to 1992, he held several positions with GE Canada (CAMCO).

Kathryn V. Roedel, 45, joined our company as Senior Vice President, Global Supply Chain in April 2005. From 1983 to 2005, she held leadership positions within two divisions of General Electric Company, in Sourcing, Manufacturing, Quality and Service. From 2003 to March 2005, Ms. Roedel served as the General Manager, Global Supply Chain Strategy for GE Medical Systems. Other key positions included General Manager, Global Quality and Six Sigma; Vice President – Technical Operations and Director/Vice President – Quality Programs for GE Clinical Services, a division of GE Medical Systems.

Wendy L. Schoppert, 39, joined our company as Senior Vice President and General Manager – New Channel Development & Strategy in April 2005. From 2002 to March 2005, Ms. Schoppert led various departments within U.S. Bancorp Asset Management, most recently serving as Head of Private Asset Management and Marketing. From 1996 to 2000, she held several positions with America West Holdings Corporation, including Vice President of America West Vacations and head of the airline’s Reservations division. Prior to 1996, Ms. Schoppert held various finance-related positions at both Northwest Airlines and American Airlines.

James C. Raabe, 45, has served as Senior Vice President and Chief Financial Officer since April 1999. From September 1997 to April 1999, Mr. Raabe served as our Controller. From May 1992 to September 1997, he served as Vice President – Finance of ValueRx, Inc., a pharmacy benefit management provider. Mr. Raabe held various positions with KPMG LLP from August 1982 to May 1992.

Mark A. Kimball, 47, has served as Senior Vice President, Legal, General Counsel and Secretary since August 2003. From July 2000 to August 2003, Mr. Kimball served as Senior Vice President, Human Resources and Legal, General Counsel and Secretary. From May 1999 to July 2000, Mr. Kimball served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining us, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

Scott F. Peterson, 46, has served as Senior Vice President, Human Resources since August 2003. From January 2002 to August 2003, Mr. Peterson served as Senior Vice President, Human Resources, for LifeTime Fitness, a proprietor of health and fitness clubs. From March 2000 through November 2001, he served as Chief People Officer for SimonDelivers.com, an internet-based grocery sales and delivery company. From 1990 through 2000, he served in a variety of capacities with The Pillsbury Company, a food manufacturer, most recently as Vice President, Human Resources, for the Bakeries and Foodservice Division.

Michael J. Thyken, 45, joined our company in July 2000 as Vice President and Chief Information Officer, and since July 2001 has served as Senior Vice President and Chief Information Officer. During 1999, he was Group Director of Application Development at Jostens, a manufacturer of scholastic recognition products. From 1994 to 1999, Mr. Thyken was Director of

Technical Services for Target Stores, then a division of Dayton Hudson Corporation, a department store retailer. From 1984 to 1994, Mr. Thyken served in various positions with IBM Corporation.

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

ITEM 1A. RISK FACTORS

We may not be able to sustain growth or profitability.

Our net sales have grown in each of the last four fiscal years after two consecutive years of declining net sales. Our 18 most recent quarters have been profitable after eight consecutive quarters of losses. We may not be able to sustain growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including but not limited to:

•
The efficiency and effectiveness of our Sleep Number advertising campaign and other marketing programs in building product and brand awareness, driving traffic to our points of sale and increasing sales;

•	The level of consumer acceptance of our products, new product offerings and brand image;

•
Our ability to execute our retail store distribution strategy, including increasing sales and profitability through our existing stores, securing suitable and cost-effective locations for additional retail stores and cost-effectively closing under-performing store locations;

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

•
Our ability to secure adequate sources of supply at reasonable cost, especially considering our single sources of supply for some components and just-in-time manufacturing processes, as well as potential shortages of commodities;

•
Our ability to maintain sales volumes and profit margins and effectively manage the effects of inflationary pressures caused by rising fuel and commodity costs as well as fluctuating currency rates and increasing industry regulatory requirements, all of which could increase product and service costs;

•	Our ability to successfully expand our home delivery, assembly and mattress removal capabilities on a cost-effective basis;

•	Our ability to secure quality services on a cost-effective basis from third-party providers of delivery, assembly and mattress removal services;

•	Our ability to cost-effectively offer consumer credit options through third party credit providers;

•	The level of competition in the mattress industry and our ability to successfully identify and respond to emerging and competitive trends in the mattress industry;

•	General economic conditions and consumer confidence; and

•	Global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

Our comparable store sales and other operating results have fluctuated significantly in the past. For example, from 1998 through 2005, our quarterly comparable store sales results ranged from a decrease of 8% to an increase of 38%. These past results may not be a meaningful indicator of future performance. Our comparable store sales and other operating results may fluctuate significantly in the future. A variety of factors affect our comparable store sales and other operating results and may contribute to fluctuations in these results in the future, including but not limited to:

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

•	Consumer shopping and mall traffic trends;

•	Higher levels of sales in the first year of operations as each successive class of new stores is opened;

•	Comparable store sales performance in prior periods;

•	The continuing maturation of our store base with increasing levels of average sales per store;

•	The amount, timing and relative success of promotional events, advertising expenditures, new product introductions and product line extensions;

•	The quality and tenure of store-level managers and sales professionals;

•	The level of competitive activity;

•	The timing of new store openings and related expenses;

•
The growth of our other distribution channels, including in particular the wholesale distribution of our products through home furnishings and specialty mattress retailers into markets with existing company-owned retail stores;

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

We are dependent on the effectiveness and efficiency of our advertising expenditures (which were approximately $90 million in 2005, $79 million in 2004, $60 million in 2003, $40 million in 2002 and $30 million in 2001) in generating consumer awareness and sales of our products. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising expenditures, including but not limited to our ability to:

•	Create greater awareness of our products and brand name;

•	Drive consumer traffic to our points of distribution and to motivate consumers to purchase our products;

•	Develop new and effective creative messages that will resonate with consumers;

•	Select the right markets in which to advertise and the most effective and efficient level of spending in each of our markets;

•	Determine the appropriate creative message and media mix for advertising expenditures;

•	Effectively manage advertising costs (including creative and media) in order to maintain acceptable costs per inquiry, costs per order and operating margins; and

•	Convert consumer inquiries into actual orders.

Our advertising expenditures may not generate sufficient levels of product and brand name awareness or result in increased sales. In addition, we may not be able to manage our advertising expenditures on a cost-effective basis to maintain acceptable operating margins.

The mattress industry is highly competitive. Our business could be significantly harmed by existing competitive pressures or from one or more new entrants into the market.

Our Sleep Number beds compete with a number of different types of mattress alternatives, including standard innerspring mattresses, foam mattresses, waterbeds, futons and other air-supported mattress products sold through a variety of channels, including home furnishings stores, specialty mattress stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. The mattress industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring mattresses with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand, Serta, Simmons and Spring Air. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the mattress market. Tempur-Pedic International, Inc. and other companies compete in the mattress industry with foam mattress products. A number of mattress manufacturers, including Simmons, as well as a number of smaller manufacturers, including low-cost foreign manufacturers, have offered air beds that compete with our products.

Many of our competitors, including in particular the four largest mattress manufacturers, have greater financial, marketing and manufacturing resources and better brand name recognition than we do and sell products through broader and more established distribution channels. These competitors, or new entrants into the market, may compete aggressively and gain market share with existing and new mattress products, and may pursue or expand their presence in the air bed segment of the market. Some competitors may engage in aggressive advertising strategies that may include false or misleading claims about competitive products and/or our products. Any such competition could inhibit our ability to retain or increase market share, inhibit our ability to maintain or increase prices and reduce our margins, which could significantly harm our business.

Our products represent a significant departure from traditional innerspring mattresses and the failure of our products to achieve market acceptance would significantly harm our business, operating results and financial condition.

We estimate that innerspring mattress sales represent approximately 80% of all mattress sales. Four large manufacturers of innerspring mattresses dominate the U.S. mattress market. Our air chamber technology represents a significant departure from traditional innerspring mattresses. Because no established market for adjustable firmness mattress products existed prior to the introduction of our products in 1988, we faced the challenge of establishing the viability of this market, as well as gaining widespread acceptance of our products. The market for adjustable firmness mattresses is now evolving and the future success of our products will depend upon both the continued growth of this market and consumer acceptance of our products. The failure of our products to achieve consumer acceptance for any reason would significantly harm our business, operating results and financial condition.

Our plan to pursue additional and maintain existing wholesale relationships with home furnishings retailers, specialty mattress retailers and the QVC shopping channel may not yield the benefits we expect and may involve other risks that may harm our business.

An important element of our growth strategy is to expand profitable distribution by increasing sales through our existing channels and by increasing opportunities for consumers to become aware of, and to purchase, our products through additional points of distribution, such as wholesale distribution. We have only recently established a limited number of wholesale relationships with home furnishings retailers, specialty mattress retailers and the QVC shopping channel and therefore have limited wholesale experience. Our wholesale relationships may not result in the intended benefits of leveraging our advertising spending and increasing our brand awareness, sales and overall market acceptance of our products. We also expect the gross margin from wholesale sales to be less than the gross margin we generate in our company-controlled channels. The success of our wholesale strategy will depend upon numerous factors, including but not limited to the following:

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

•
Our ability and the ability of our wholesale distribution partners to attract customers and generate sales sufficient to justify the expense of establishing the wholesale distribution relationship; and

•	Our ability to maintain sales growth in our company-controlled retail stores in markets in which wholesale distribution partners are added.

We have established relationships with a limited number of home furnishings retailers and specialty mattress retailers over the last several years. The loss of one or more of these accounts could have a material adverse affect upon our wholesale distribution strategy and could adversely impact our ability to achieve our overall sales growth and profitability objectives. Any failure to achieve the objectives of our wholesale distribution strategy may significantly harm our operating results and financial condition.

The failure of our program to place beds in Radisson Hotels and Resorts to achieve planned objectives may harm our business and adversely impact our operating results and financial condition.

An important element of our growth strategy is to expand consumer awareness of our products and brand. We have recently established a relationship with Radisson Hotels and Resorts with plans to replace a majority of the 75,500 beds in Radisson Hotels and Resorts in the United States, Canada and the Caribbean with Sleep Number beds over the next several years. This program is designed in part to drive consumer awareness of our products and brand among the guests of Radisson Hotels and Resorts. The success of this strategy will depend upon numerous factors, including but not limited to levels of acceptance of our products among Radisson Hotels and Resorts franchisees, the execution of marketing programs in connection with this relationship, and the quality of guests’ experiences on our beds at the Radisson Hotels and Resorts. Any failure to achieve the objectives of our relationships with Radisson Hotels and Resorts may significantly harm our operating results and financial condition.

We rely upon several key suppliers that are, in some instances, our sole source of supply. The failure of one or more of these suppliers or our other key suppliers to supply components for our products on a timely basis, or a material change in the purchase terms for our components, could significantly harm our business, operating results and financial condition.

We currently obtain all of the materials and components used to produce our beds from outside sources. A number of components, including our proprietary air chambers, our proprietary blow-molded foundations, various components for our Firmness Control Systems, as well as foam, fabrics and zippers, are sourced from suppliers who serve as our sole source of supply for these components.

We have a supply agreement with the supplier of our air chambers that expires in October 2007, subject to automatic annual renewal thereafter unless either party gives 365 days’ notice of non-renewal. We have a supply agreement with the supplier of our blow-molded foundations that expires in October 2006, subject to automatic annual renewal thereafter unless either party gives 180 days’ notice of non-renewal. If our relationship with the supplier of our air chambers or blow-molded foundations is terminated, we could have difficulty in replacing these sources since there are few other suppliers capable of manufacturing these components.

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

We utilize “just-in-time” manufacturing processes with minimal levels of raw materials, work in process and finished goods inventories, which could leave us vulnerable to shortages of supply of key components. Any such shortage could result in our inability to satisfy consumer demand for our products in a timely manner and lost sales, which could significantly harm our business, operating results and financial condition.

We generally assemble our products after we receive orders from customers utilizing “just-in-time” manufacturing processes. Lead times for ordered components may vary significantly and depend upon a variety of factors, such as the location of the supplier, the complexity in manufacturing the component and general demand for the component. Some of our components, including our air chambers, have relatively longer lead times. We generally maintain minimal levels of raw materials, work in process and finished goods inventories, except for our air chambers, of which we generally carry approximately six weeks of inventory. As a result, an unexpected shortage of supply of key components used to manufacture our products, or an unexpected and significant increase in the demand for our products, could lead to inadequate inventory and delays in shipping our beds to customers. Any such delays could result in lost sales, which could significantly harm our business, operating results and financial condition.

The foreign manufacturing of our air chambers and some of our other components involves risks that could increase our costs, lead to inadequate inventory levels or delays in shipping beds to our customers, which could substantially harm our business, operating results and financial condition.

Since our air chambers and some of our other components are manufactured outside the United States, our operations could be significantly harmed by the risks associated with foreign sourcing of materials, including but not limited to:

•	Political instability resulting in disruption of trade;

•	Existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States or increase the cost of such goods;

•	Disruptions in transportation that could be caused by a variety of factors including terrorist acts, shipping delays, foreign or domestic dock strikes, customs inspections or other factors;

•	Any significant fluctuation in the value of the U.S. dollar against foreign currencies; and

•	Economic uncertainties, including inflation.

These factors could increase our costs of doing business with foreign suppliers, lead to inadequate inventory levels or delays in shipping beds to our customers, which could substantially harm our business, operating results and financial condition. If any of these or other factors were to render the conduct of any of our foreign suppliers’ businesses more difficult or impractical, we may have difficulty sourcing key components of our products, which could materially and adversely affect our operating results and financial condition.

We have plans to expand our distribution internationally, which presents some additional risks to our business.

To date, the vast majority of our sales have been made in the U.S. and we have sold only very minimal quantities of products in foreign jurisdictions. In late 2005 we began to distribute our products in Canada through a Canadian-based bedding retailer and we have begun to pursue plans to enable distribution of our products in some European countries. Expansion of our distribution to foreign jurisdictions, and our lack of experience in international distribution, present some risks to our business, including without limitation the need to build awareness of our products and brand in new markets, the need to gain market acceptance for new products that represent a significant departure from traditional bedding products, logistical and systems complexities, different levels of protection of our intellectual property, language and cultural differences, the need to comply with additional and different regulatory requirements, foreign currency exchange risks and political instability.

Although several members of our senior management team have significant experience in international distribution of consumer goods, as a company our experience in this area is limited. We plan to invest in our international infrastructure in advance of sales in international jurisdictions which may adversely impact our overall profitability. If we are unable to achieve consumer awareness and market acceptance for our products in foreign jurisdictions, we may not be able to achieve sales and profitability in our international operations to justify the investment.

Increases in commodity prices, component costs and/or delivery costs could harm our profitability.

In recent months there have been significant increases or volatility in the prices of certain commodities, including but not limited to fuel, oil, natural gas, rubber, cotton, plastic resin, chemical ingredients to foam and steel. Increases in prices of these commodities may result in significant cost increases related to our raw materials and product components, as well as increases in the cost of delivering our products to our customers. These increases in costs may require us to increase our prices, potentially adversely impacting our unit sales volumes, and may increase our costs of doing business, potentially adversely impacting our operating results and financial condition.

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

Our qualified customers are offered a revolving credit arrangement to finance purchases from us through a private label consumer credit facility provided by GE Money Bank. In December 2005 we entered into an amended and restated agreement with GE Money Bank that extends this consumer credit arrangement through February 15, 2011, subject to earlier termination upon certain events and subject to automatic extensions.

Under this agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, GE Money Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts. Any increase by GE Money Bank in the minimum customer credit ratings necessary to qualify for credit could adversely impact our sales by decreasing the number of customers who can finance purchases. We are liable to GE Money Bank for chargebacks arising out of (i) breach of our warranties relating to the underlying sale transaction, (ii) defective products or (iii) our failure to comply with applicable operating procedures under the facility. We are not liable to GE Money Bank for losses arising out of our customers’ credit defaults.

We have the right to terminate the agreement in order to manage this consumer credit program internally at any time after 2008. Upon the termination of the agreement, we have the right, but not the obligation, to purchase GE Money Bank’s portfolio of customer accounts.

Approximately 38% of our net sales during 2005 and 37% of our net sales during 2004 were financed by GE Money Bank or its predecessor, Mill Creek Bank. Consumers that do not qualify for credit under our agreement with GE Money Bank may apply for credit under a secondary program maintained by the company through another provider.

Termination of our agreement with GE Money Bank or with our secondary provider, any material change to the terms of our agreements with these providers or in the availability or terms of credit for our customers from these providers, or any delay in securing replacement credit sources, could harm our business, operating results and financial condition.

The loss of the services of any members of our executive management team could materially and adversely impact our ability to execute our business strategy and growth initiatives and could significantly harm our business.

We are currently dependent upon the continued services, ability and experience of our executive management team, particularly William R. McLaughlin, our Chairman and Chief Executive Officer. The loss of the services of Mr. McLaughlin or any other member of our executive management team could have a material adverse effect on our ability to execute our business strategy and growth initiatives and on our results of operation and financial condition. We do not maintain any key person life insurance on any members of our executive management team. Our future growth and success will also depend upon our ability to attract, retain and motivate other qualified personnel.

If we are unable to enhance our existing products and to develop and market new products that respond to customer needs and achieve market acceptance, we may not be able to sustain our growth or profitability.

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

We are not aware of any material intellectual property infringement or invalidity claims that may be asserted against us, however, it is possible that third parties, including competitors, may successfully assert such claims. The cost of defending such claims, or any resulting liability, or any failure to obtain necessary licenses on reasonable terms, may adversely impact our operating results and financial condition.

We depend upon UPS and other carriers to deliver some of our products to customers on a timely and cost-effective basis. Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and harm our profitability.

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

We have two manufacturing plants, which are located in Irmo, South Carolina and in Salt Lake City, Utah. Unlike other mattress manufacturers, we manufacture beds to fulfill orders rather than stocking finished goods inventory. Therefore, the destruction or shutting down of either of our manufacturing facilities for a significant period of time as a result of fire, explosion, act of war or terrorism, flood, hurricane, tornado, typhoon, earthquake, lightning or other natural disaster could increase our costs of doing business and lead to delays in shipping our beds to customers. Such delays could result in increased returns and adversely affect future sales. Due to our make-to-order business model, these adverse consequences to our business may be greater for our company than with other mattress manufacturers.

Significant and long-term failure of our Web site could adversely affect our net sales.

We depend on our Web site for a certain percentage of our net sales and for advertising of our products. If our Web site becomes unavailable for a significant period of time due to failure of our information technology systems or the Internet, our net sales could be adversely affected.

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

The federal Consumer Product Safety Commission and various state regulatory agencies have been considering new rules relating to fire retardancy standards for the bedding industry. Effective January 1, 2005, the State of California adopted a new open flame fire retardancy standard applicable to mattress products sold in California for general consumer residential use. In February 2006, the Consumer Product Safety Commission announced the adoption of a federal open flame fire retardancy standard similar to the California standard, which we believe will be effective nationwide in July 2007. We have developed product modifications to meet the new standard, which have added costs to the modified products and require more complicated manufacturing processes, reducing our manufacturing capacity.

A portion of our net sales consists of refurbished products that are assembled in part from components returned to us from customers. These refurbished products must be properly labeled and marketed as refurbished products under applicable state laws. Our sales of refurbished products are limited to approximately 24 states, as the remaining states do not allow the sale of refurbished mattress products.

We are subject to federal, state and local laws and regulations relating to occupational health and safety, pollution and environmental protection.

Our retail pricing policies and practices are subject to antitrust regulations in the United States and other jurisdictions where we may sell our products in the future. If any of our policies or practices were to be challenged by antitrust regulators or private parties, we could be required to devote substantial resources to respond, and any such required response could also divert the time and attention of management.

Although we believe that we are in compliance in all material respects with these regulations and have implemented a variety of measures to promote continuing compliance, regulations may change over time and we may be required to incur expenses and/or to modify our operations in order to ensure compliance with these regulations, which could harm our operating results. If we are found to be in violation of any of the foregoing regulations, we could become subject to fines, penalties or other sanctions, as well as potential adverse public relations, which could materially and adversely impact our business and our operating results.

We are subject to class action litigation alleging deceptive trade practices, fraud and breach of warranty. This litigation may be costly to defend, could adversely affect our operating results and, if we are unsuccessful in our defense, could subject our company to material liability.

In October 2004, a lawsuit was filed against our company in Hennepin County District Court in the State of Minnesota by one of our customers alleging deceptive trade practices, fraud and breach of warranty related to the alleged propensity of our products to develop mold. The complaint sought class certification and various forms of legal and equitable relief, including but not limited to rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney’s fees. In December 2004, we filed a motion to dismiss the claims in their entirety. In March 2005, the Court dismissed plaintiff’s false advertising claim and deceptive trade practice damage claim. On January 30, 2006, following reconsideration of our motion to dismiss, the Court dismissed all of plaintiff’s claims in their entirety. The plaintiff has the right to appeal the Court’s order dismissing the case. If the plaintiff chooses to pursue an appeal, we would continue to vigorously defend the litigation and the Court’s order dismissing the case, and we could incur substantial defense costs. It is also possible that similar claims may be asserted in Minnesota or other jurisdictions, which could require substantial defense costs. Any such claims could also divert the time and attention of our management and could result in adverse publicity, either of which could significantly harm our operating results and financial condition. Any adverse determination in any such litigation could also result in material liability, which could significantly harm our operating results and financial condition.

We may face exposure to product liability claims.

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products is alleged to have resulted in personal injury or property damage. In the event that any of our products proves to be defective, we may be required to recall or redesign such products. In 2004 we experienced increased returns and adverse impacts on sales as a result of media reports related to the alleged propensity of our products to develop mold. We may experience material increases in returns and material adverse impacts on sales in the event any similar media reports were to occur in the future. We maintain insurance against product liability claims, but such coverage may not continue to be available on terms acceptable to us and may not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business.

We depend upon endorsements by national radio personalities to promote our products. The loss of these endorsements, or any reduction in their effectiveness, could adversely affect our net sales and profitability.

Our integrated marketing program depends in part on national radio personalities and spokespersons, including Paul Harvey, Rush Limbaugh and Lindsay Wagner and other nationally known personalities. The loss of these endorsements, or any reduction in the effectiveness of these endorsements, could adversely affect our net sales and profitability.

The expensing of stock compensation programs required under new accounting rules effective in 2006 may have a material adverse effect on our operating results and financial condition.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures we have previously made as permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R by the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. Our pro forma disclosures have historically reported an annual impact to diluted earnings per share of $0.06 to $0.11 for fiscal years 2003 through 2005. We expect that share-based compensation expense under SFAS 123R will reduce our diluted earnings per share by approximately $0.10 to $0.11 in 2006.

Additional terrorist attacks in the United States or against U.S. targets or actual or threats of war or the escalation of current hostilities involving the United States or its allies could significantly impact our business, financial condition, operating results or stock price in unpredictable ways.

Additional terrorist attacks in the United States or against U.S. targets, or threats of war or the escalation of current hostilities involving the United States or its allies, or military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations, including, but not limited to, causing delays or losses in the delivery of merchandise to us and decreased sales of our products. These events could cause an increase in oil or other commodity prices, which could adversely affect our materials or transportation costs, including delivery of our products to customers. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets. These events also could cause an economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our business, operating results and financial condition and may result in volatility of our stock price.

As a result of the terrorist attacks in the United States and the threat of war involving the United States, we believe many consumers have traveled less and purchased more products for their home. We believe these trends have contributed to an increase in our net sales. These trends may not continue and they may not continue to positively affect our net sales.

An outbreak of Avian Flu or a pandemic, or the threat of a pandemic, may adversely impact our ability to produce and deliver our products or may adversely impact consumer demand.

Concern has grown in recent months over the possibility of a significant or global outbreak of avian flu or a similar pandemic. A significant outbreak of avian flu, or a similar pandemic, or even a perceived threat of such an outbreak, could cause significant disruptions to our supply chain, manufacturing capability and distribution system that could adversely impact our ability to produce and deliver products, which could result in a loss of sales and an adverse impact on our results of operations and financial condition. Similarly, such events could cause significant adverse impacts on consumer confidence and consumer demand generally, which could significantly and adversely impact our sales, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

The following table provides information regarding the 396 stores that we operated in 45 states as of December 31, 2005, the date of our most recent fiscal year-end:

State	Stores	State	Stores
Alabama	3	Nebraska	3
Arizona	9	Nevada	3
Arkansas	1	New Hampshire	4
California	45	New Jersey	12
Colorado	12	New Mexico	2
Connecticut	7	New York	14
Delaware	2	North Carolina	10
Florida	24	North Dakota	1
Georgia	11	Ohio	15
Idaho	1	Oklahoma	3
Illinois	19	Oregon	5
Indiana	9	Pennsylvania	18
Iowa	5	Rhode Island	1
Kansas	4	South Carolina	4
Kentucky	4	South Dakota	2
Louisiana	3	Tennessee	11
Maine	2	Texas	29
Maryland	10	Utah	4
Massachusetts	9	Virginia	11
Michigan	11	Washington	13
Minnesota	15	West Virginia	1
Missouri	13	Wisconsin	9
Montana	2

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

We lease two additional manufacturing and distribution centers in Irmo, South Carolina and Salt Lake City, Utah of approximately 105,000 square feet and approximately 101,000 square feet, respectively. We lease the Irmo facility through February 2008, with a five-year renewal option thereafter, and the Salt Lake City facility through April 2009, with a five-year renewal option thereafter.

To support our program with Radisson Hotels and Resorts, we lease approximately 40,000 square feet in Omaha, Nebraska, through July 2007. This lease also has two one-year renewal options.

ITEM 3. LEGAL PROCEEDINGS

In October 2004, a lawsuit was filed against our company in Hennepin County District Court in the State of Minnesota by one of our customers alleging deceptive trade practices, fraud and breach of warranty related to the alleged propensity of our products to develop mold. The complaint sought class certification and various forms of legal and equitable relief, including but not limited to rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney’s fees. In December 2004, we filed a motion to dismiss the claims in their entirety. In March 2005, the Court dismissed plaintiff’s false advertising claim and deceptive trade practice damage claim. On January 30, 2006, following reconsideration of our motion to dismiss, the Court dismissed all of plaintiff’s claims in their entirety. The plaintiff has the right to appeal the Court’s order.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Stock Market under the symbol “SCSS.” As of March 1, 2006, there were approximately 208 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by Nasdaq National Market for the two most recent fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessary represent actual transactions.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2005
High	$ 28.75	$ 22.56	$ 24.73	$ 22.75
Low	$ 17.32	$ 18.42	$ 18.18	$ 16.59

Fiscal 2004
High	$ 20.70	$ 27.81	$ 30.23	$ 28.55
Low	$ 14.75	$ 13.14	$ 22.09	$ 21.40

Information concerning shares of our common stock authorized for issuance under equity compensation plans set forth in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

Select Comfort has not paid any dividends on its common stock in the past.

Information concerning stock repurchases completed during the fourth quarter of fiscal 2005 is set forth below.

Fiscal Period	Total Number of Shares including Non-Qualified (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Availability
October 2005	177,518	$ 19.86	177,506
November 2005	—	$ -	—
December 2005	41	$ 25.50	41	$ 20,344,000
Total	177,559	$ 19.86	177,547

———————————
(1) Includes 53 shares acquired in open market transactions by the administrator of the Company’s non-qualified deferred compensation plan in order to accommodate investment elections of plan participants.

(2) In February 2006, the Company’s Board of Directors revised the Company’s share repurchase program. The Audit Committee of the Board of Directors reviews, on a quarterly basis, the authority granted as well as any repurchases under this program. This authorization is currently not subject to expiration. As of February 22, 2006, the total outstanding authorization was $16.6 million.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per share and selected operating data, unless otherwise indicated)

The Consolidated Statements of Operations Data and Consolidated Balance Sheet Data presented below have been derived from our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included in this Annual Report:

	Year
	2005	2004	2003(1)	2002	2001
Consolidated Statements of Operations Data:
Net sales	$691,066	$557,639	$458,489	$335,795	$261,687
Gross profit	410,476	340,674	287,326	209,999	154,477
Operating expenses:
Sales and marketing	286,053	249,925	206,248	155,848	138,417
General and administrative	55,672	41,218	38,423	32,854	25,296
Store closings and asset impairments	162	-	71	233	1,366
Operating income (loss)	68,589	49,531	42,584	21,064	(10,602)
Net income (loss)	$43,767	$31,555	$27,102	$37,466	$(12,066)
Pro forma net income (loss) (2)	n/a	n/a	n/a	$11,969	$(7,481)
Net income (loss) per share:
Basic	$1.23	$0.88	$0.83	$1.53	$(0.66)
Diluted	$1.14	$0.80	$0.69	$1.10	$(0.66)
Pro forma (2)	n/a	n/a	n/a	$0.36	$(0.41)
Shares used in calculation of net income (loss) per share:
Basic	35,571	36,010	32,771	24,549	18,157
Diluted	38,449	39,683	39,277	34,532	18,157

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$112,087	$91,743	$75,118	$40,824	$16,375
Working capital	10,158	23,479	54,315	27,064	(3,739)
Total assets	228,834	191,813	153,506	108,633	67,436
Long-term debt, less current maturities	-	-	-	2,991	17,109
Total shareholders' equity	121,347	114,344	92,201	54,024	5,937

Selected Operating Data:
Stores open at period-end (3)	396	370	344	322	328
Stores opened during period	40	31	27	15	11
Stores closed during period	14	5	5	21	16
Average net sales per store (000's) (4)	$1,417	$1,247	$1,101	$817	$626
Percentage of stores with more than $1.0 million in net sales (4)	77%	64%	49%	24%	10%
Comparable store sales increase (decrease) (5)	15%	16%	31%	27%	(4)%
Average square footage per store open during period (4)	1,121	1,032	990	972	941
Net sales per square foot (4)	$1,264	$1,208	$1,113	$841	$666
Average store age (in months at period end)	79	75	70	61	51
Operating free cash flow (000’s) (6)	$61,658	$31,083	$30,839	$28,342	$(4,445)

(1)	Fiscal year 2003 had 53 weeks. All other fiscal years presented had 52 weeks.

(2)	Pro forma net income (loss) per share reflects the effect on net income from the recognition of an income tax benefit (provision) for years where a regular tax provision, at a rate of 38%, was not recorded. Generally accepted accounting principles (GAAP) did not allow us to reduce net income for income tax expense in 2002 or to provide an income tax benefit in 2001. Because we have recorded income tax expense in 2003, 2004 and 2005 and we expect to continue recording income tax in future periods, we believe pro forma net income (loss) per share provides a more meaningful comparison than GAAP net income (loss) per share for 2002 and 2001.

A reconciliation of net income (loss) and net income (loss) per diluted share (as determined in accordance with GAAP) to pro forma net income (loss) and pro forma net income (loss) per diluted share is as follows:

	2002	2001
GAAP net income (loss)	$37,466	$(12,066)
Effect of:
Income tax (provision) benefit at 38% of income before tax	(7,501)	4,585
Restoration of deferred tax asset	(17,996)	-
Pro forma net income (loss)	$11,969	$(7,481)

GAAP net income (loss) per diluted share	$1.10	$(0.66)
Effect of:
Income tax (provision) benefit at 38% of income before tax	(0.22)	0.25
Restoration of deferred tax asset	(0.52)	-
Pro forma net income (loss) per diluted share	$0.36	$(0.41)

(3)	Includes stores operated in leased departments within other retail stores (0, 13, 13, 13, and 22 at the end of 2005, 2004, 2003, 2002, and 2001, respectively).

(4)	For stores open during the entire period indicated.

(5)	Stores enter the comparable store calculation in the 13th full month of operation. Stores that have been remodeled or relocated within the same shopping center remain in the comparable store base. The number of comparable stores used to calculate such data was 354, 339, 316, 307, and 317 for 2005, 2004, 2003, 2002 and 2001, respectively. Our 2004 and 2003 comparable store sales increase reflects adjustments for an additional week of sales in 2003. Without adjusting for the additional week, comparable store sales would have been 14% for 2004 and 34% for 2003.

(6)	Operating free cash flow (OFCF) is a key financial measure but should not be construed as an alternative to operating income or net cash provided by (used in) operating activities (as determined in accordance with GAAP). We believe that OFCF is a useful supplement to cash flow data in understanding cash flows generated from operations after reductions for capital expenditures. A reconciliation of net cash provided by (used in) operating activities to operating free cash flow for each of the fiscal years indicated is as follows:

	2005	2004	2003	2002	2001
Net cash provided by operating activities	$87,498	$52,482	$49,203	$36,144	$414
Purchases of property and equipment	(25,840)	(21,399)	(18,364)	(7,802)	(4,859)
Operating free cash flow (OFCF)	$61,658	$31,083	$30,839	$28,342	$(4,445)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "plan," "project," "predict," "intend," "potential," "continue" or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others, such factors as general and industry economic trends, uncertainties arising from global events, consumer confidence, effectiveness of our advertising and promotional efforts; our ability to secure suitable retail locations, our ability to attract and retain qualified sales professionals and other key employees; consumer acceptance of our products, product quality, innovation and brand image, our ability to continue to expand and improve our product line; industry competition; warranty expenses; the outcome of pending litigation, including consumer class action litigation; our dependence on significant suppliers, and the vulnerability of any suppliers to recessionary pressures, labor negotiations, liquidity concerns or other factors; rising commodity costs; and increasing government regulations, including new flammability standards for the bedding industry. Additional information concerning these and other risks and uncertainties is contained under the caption “Risk Factors” in this Annual Report on Form 10-K.

Overview

Select Comfort is the leading developer, manufacturer and marketer of premium-quality, adjustable-firmness beds. The air-chamber technology of our proprietary Sleep Number® bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products. In addition, we market and sell accessories and other sleep related products which focus on providing personalized comfort to complement the Sleep Number® bed and provide a better night’s sleep to the consumer.

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

The proportion of our total net sales, by dollar volume, from each of our channels during the last three years is summarized as follows:

	2005	2004	2003
Retail	76.7%	78.1%	78.5%
Direct marketing	10.8%	11.5%	13.0%
E-commerce	5.0%	4.6%	4.3%
Wholesale	7.5%	5.8%	4.2%
Total	100.0%	100.0%	100.0%

The components of sales growth, including comparable store sales increases, are as follows:

	2005	2004*	2003*
	Channel increase	Channel increase	Channel increase
Retail:
Comparable store sales increase	15%	16%	31%
New/closed stores, net	7%	8%	7%
Retail total	22%	24%	38%
Direct marketing	16%	10%	23%
E-commerce	35%	34%	35%
Wholesale	59%	73%	21%

* There were 52 weeks in fiscal 2005 and 2004 and 53 weeks in fiscal 2003. Comparable store sales and sales growth rates have been adjusted and reported as if each year had the same number of weeks.

The number of company-operated retail stores during the last three years and independently owned and operated retail partner stores, are summarized as follows:

	2005	2004	2003
Company-owned retail stores:
Beginning of year	370	344	322
Opened	40	31	27
Closed	(14)	(5)	(5)
End of year	396	370	344

Retail partner stores	308	89	77

We anticipate opening 45 to 50 new retail stores and closing up to five existing stores in 2006. We also expect to increase the number of stores in our retail partner program by more than 100% in 2006.

Our growth plans are centered on increasing the awareness of our products and stores through expansion of media, increasing distribution – primarily through new retail store openings and supplemented with sales through other mattress retailers, and through improvement and expansion of our product lines. Our primary market consists of the sale of products directly to consumers in the U.S. We believe that opportunities exist longer term for sales internationally and to commercial markets. In December 2005 we entered the Canadian market through a retail partner with locations in major Canadian markets.

Increases in sales, along with controlling costs, have provided significant increases to operating income and operating margin. The majority of operating margin improvement has been generated through leverage in selling expenses (increased sales through the existing store base) and leverage of our existing infrastructure (general and administrative expenses). We expect any future improvements in operating margin to be derived from similar sources. Our target is to sustain same-store sales growth between 7% and 12%, total annual sales growth rates of 15% to 20% and annual earnings growth rates of between 20% to 25% (earnings growth targets are before incremental stock option expense in 2006).

Future Accounting Requirements

In the first quarter of fiscal 2006 we are required to adopt SFAS No. 123 (revised 2004, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures we have previously made as permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. Our pro forma disclosures reported the cost of share-based compensation payments as having an annual impact to diluted earnings per share in the range of $0.06 to $0.11 for fiscal years 2003 through 2005. We expect that share-based compensation expense under SFAS 123R will reduce our diluted earnings per share by approximately $0.10 to $0.11 in 2006.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions except percentages and earnings per share amounts.

	2005		2004		2003
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$691.1	100.0%	$557.6	100.0%	$458.5	100.0%
Cost of sales	280.6	40.6	217.0	38.9	171.2	37.3
Gross profit	410.5	59.4	340.6	61.1	287.3	62.7
Operating expenses:
Sales and marketing	286.0	41.4	249.9	44.8	206.2	45.0
General and administrative	55.7	8.1	41.2	7.4	38.4	8.4
Store closings and asset impairments	0.2	0.0	0.0	0.0	0.1	0.0
Total operating expenses	341.9	49.5	291.1	52.2	244.7	53.4
Operating income	68.6	9.9	49.5	8.9	42.6	9.3
Other income (expense), net	2.2	0.3	1.4	0.3	0.4	0.1
Income before income taxes	70.8	10.2	50.9	9.2	43.0	9.4
Income tax expense	27.0	3.9	19.4	3.5	15.9	3.5
Net income	$43.8	6.3%	$31.6	5.7%	$27.1	5.9%

	2005	2004	2003
Net income per share:
Basic	$ 1.23	$ 0.88	$ 0.83
Diluted	1.14	0.80	0.69
Weighted-average number of common shares:
Basic	35.6	36.0	32.8
Diluted	38.4	39.7	39.3

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

Cost of Sales
Cost of sales includes costs associated with purchasing materials, manufacturing costs and costs to deliver our products to our customers. Cost of sales also includes estimated costs to service warranty claims of customers. This estimate is based on historical claim rates experienced during the warranty period. Because this estimate covers an extended period of time, a revision of estimated claim rates could result in a significant adjustment of estimated future costs of fulfilling warranty commitments and could have a material adverse effect on future results of operations. From time to time we have revised our estimates of warranty reserves to reflect changes in projected claim rates and projected costs of fulfilling warranty claims. However, these estimate revisions have not historically materially affected our annual results.

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

Sales and Marketing Expenses
Sales and marketing expenses include advertising and media production, other marketing and selling materials such as brochures, videos, customer mailings and in-store signage, sales compensation, store occupancy costs and customer service. We expense all store opening and advertising costs as incurred.

Advertising expense was $89.9 million in 2005, $78.5 million in 2004, and $59.5 million in 2003. Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to our points of sale. We anticipate that full year advertising expenditures in 2006 will increase by more than 15% to over $100 million.

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

Quarterly and Annual Results
Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in comparable store sales, the timing, amount and effectiveness of advertising expenditures, any changes in sales return rates or warranty experience, the timing of new store openings and related expenses, net sales contributed by new stores, the timing of promotional offerings, competitive factors, rising commodity costs, any disruptions in supplies or third-party services, seasonality of retail sales, timing of QVC shows and wholesale sales, consumer confidence and general economic conditions. Furthermore, a substantial portion of net sales is often realized in the last month of a quarter, due in part to our promotional schedule and commission structure. As a result, we may be unable to adjust spending in a timely manner, and our business, financial condition and operating results may be significantly harmed. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Comparison of 2005 and 2004

Net Sales

Net sales in 2005 increased 24% to $691.1 million from $557.6 million in 2004, due to a 19% increase in mattress unit sales and higher average selling prices. The average selling price per bed in our company-controlled channels was $2,151, an increase of approximately 9% from 2004. The higher average selling price resulted primarily from a price increase introduced at the beginning of 2005 and improvements in product mix. The increase in mattress unit sales was driven primarily by growth in same-store sales and distribution expansion.

The increase in net sales by sales channel was attributable to (i) a $94.9 million increase in sales from our retail stores, including an increase in comparable store sales of $64.9 million and an increase of $30.0 million from new stores, net of stores closed, (ii) a $10.4 million increase in direct marketing sales, (iii) a $8.9 million increase in sales from our e-commerce channel and (iv) a $19.3 million increase in sales from our wholesale channel.

Gross Profit

Gross profit decreased to 59.4% in 2005 from 61.1% in 2004, primarily due to changes in channel mix (i.e., increased percentage of our total net sales from our lower margin channels), higher warranty reserves, increased product and delivery costs resulting from rising commodity and fuel costs, offset partially by sales price increases and favorable sales return rates.

Sales and Marketing Expenses

Sales and marketing expenses in 2005 increased 14% to $286.0 million from $249.9 million in 2004 and decreased as a percentage of net sales to 41.4% from 44.8% for the comparable prior-year period. The $36.1 million increase was primarily due to additional media investments, increased number of stores and variable costs due to higher sales. The decrease as a percentage of net sales was comprised primarily of a 1.1 percentage point (ppt) increase in leverage of media investments, 0.6 ppt of other marketing leverage and a 1.7 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales. With additional sales growth, we expect sales and marketing expenses as a percentage of net sales to decline in 2006 as we achieve greater leverage from our base sales compensation and occupancy costs.

General and Administrative Expenses

General and administrative (G&A) expenses in 2005 increased 35% to $55.7 million from $41.2 million in 2004 and increased as a percentage of net sales to 8.1% from 7.4% for the comparable prior-year period. The dollar increase in G&A was primarily due to increased incentive compensation expense of $7.1 million resulting from our all-employee incentive compensation program, increased compensation and benefits expenses related to additional headcount of $3.4 million, increased professional fees of $2.7 million, and $1.0 million in additional depreciation and maintenance expense from information technology infrastructure investments. We generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base, excluding stock option compensation expense in 2006.

Other Income, Net

Other income increased $0.8 million to $2.2 million in 2005 from $1.4 million in 2004. The improvement is primarily due to increased interest income resulting from higher average balances of invested cash and higher interest rates.

Income Tax Expense

Income tax expense increased $7.6 million to $27.0 in 2005 from $19.4 in 2004 principally due to higher pre-tax income. The effective tax rate was 38.2% in 2005 and 38.1% in 2004.

Comparison of 2004 and 2003

Net Sales

Net sales in 2004 increased 22% to $557.6 million from $458.5 million in 2003, due to a 10% increase in mattress unit sales and higher average selling prices. The additional week in fiscal 2003 reduced sales growth in 2004 by approximately 2%. The average selling price per bed in our company-controlled channels was $1,906, an increase of approximately 13% from 2003. The higher average selling price resulted primarily from growth in unit sales at higher price points following the introduction of a new luxury mattress model at the upper end of our model line-up.

The increase in net sales by sales channel was attributable to (i) a $75.1 million increase in sales from our retail stores, including an increase in comparable store sales of $56.4 million, an estimated $7.6 million reduction in sales due to a 53rd week in 2003 and an increase of $26.3 million from new stores, net of stores closed, (ii) a $4.5 million increase in direct marketing sales, (iii) a $6.1 million increase in sales from our e-commerce channel and (iv) a $13.4 million increase in sales from our wholesale channel.

Gross Profit

Gross profit decreased to 61.1% in 2004 from 62.7% in 2003, primarily due to channel mix (i.e. increased percentage of our total net sales from our lower margin wholesale channel), a warranty charge of $1.2 million (pre-tax) to allow for broader flexibility to satisfy future warranty claims after modifying our customer service practices, increased utilization of our home delivery services and increased sales of adjustable foundations which are not manufactured by us and result in lower gross margins.

Sales and Marketing Expenses

Sales and marketing expenses in 2004 increased 21% to $249.9 million from $206.2 million in 2003 and decreased as a percentage of net sales to 44.8% from 45.0% for the comparable prior-year period. The $43.7 million increase was primarily due to additional media investments, sales-based incentive compensation, and increased number of stores. The decrease as a percentage of net sales was comprised primarily of a 1.1 percentage point (ppt) increase in media investments offset by a 0.9 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales.

General and Administrative Expenses

General and administrative (G&A) expenses in 2004 increased 7% to $41.2 million from $38.4 million in 2003 but decreased as a percentage of net sales to 7.4% from 8.4% for the comparable prior-year period. The dollar increase in G&A was primarily due to higher headcount-related expenditures of $4.5 million, increased professional fees of $3.2 million, and $1.6 million in additional depreciation and maintenance expense from information technology infrastructure investments, offset by a reduction in incentive compensation expense of $7.0 million.

Other Income, Net

Other income increased $1.0 million to $1.4 million in 2004 from $0.4 million in 2003. The improvement is primarily due to increased interest income resulting from higher average balances of invested cash and higher interest rates.

Income Tax Expense

Income tax expense increased $3.5 million to $19.4 in 2004 from $15.9 in 2003 due to higher pre-tax income and effective tax rates. The effective tax rate was 38.1% in 2004 and 37.0% in 2003.

Liquidity and Capital Resources

As of December 31, 2005, we had cash, cash equivalents and marketable securities of $112.1 million, of which $57.0 million is classified as a current asset. As of January 1, 2005, we had cash, cash equivalents and marketable securities of $91.7 million, of which $50.8 million is classified as a current asset. Working capital totaled $10.2 million at the end of 2005 compared to $23.5 million at year-end 2004. The decrease in working capital was due primarily to an increase in accrued compensation and benefits reflecting an increase in the Company’s all-employee incentive compensation program. The $20.4 million improvement in cash and marketable securities balances were the result of generating $61.7 million of operating free cash flow ($87.5 million of cash provided by operating activities, reduced by $25.8 million of capital expenditures), offset by $41.3 million of cash used in financing activities. We expect to continue to generate positive cash flows from operations in the future, while not anticipating significant additional working capital requirements.

We generated cash from operations of $87.5 million in 2005 and $52.5 million in 2004. The $35.0 million year-to-year improvement in cash from operations resulted primarily from improved net income of $12.2 million, reductions in net operating assets and liabilities of $17.5 million, higher depreciation expense of $2.1 million and a decrease in deferred tax assets of $2.7 million.

Capital expenditures amounted to $25.8 million in 2005, compared to $21.4 million in 2004. In both periods our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. In 2005, we opened 40 retail stores, while in 2004, we opened 31 retail stores and completed the marquee and design upgrade of approximately 130 stores. We anticipate opening 45 to 50 new stores in 2006 and relocating approximately 30 existing stores. We will fund the investment in new and upgraded stores with cash on hand and cash generated from operations. We expect our new stores to be cash flow positive within the first 12 months of operations and, as a result, do not anticipate a negative effect on net cash provided by operations. Management expects capital expenditures in fiscal 2006 to total between $40 and $45 million for distribution expansion, manufacturing productivity enhancements and technology improvements, including infrastructure supporting our long-term plans for expansion into international markets.

Net cash used in financing activities totaled $41.3 million in 2005, compared to $14.5 million in 2004. The $26.8 million increase in cash used in financing activities was comprised of a $28.9 million increase in repurchases of common stock under our board-authorized common stock repurchase program offset by an increase of $2.0 million received for exercises of stock options and warrants and for employee purchases of common stock. Additional purchases of Select Comfort stock may be made from time-to-time, subject to market conditions and at prevailing market prices, through open market purchases. Repurchased shares will be retired and may be reissued in the future for general corporate or other purposes. Total outstanding authorization as of February 22, 2006 was $16.6 million. We may terminate or limit the stock repurchase program at any time.

Cash generated from operations should be a sufficient source of liquidity for the short- and long- term and should provide adequate funding for capital expenditures and common stock repurchases, if any. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations. In 2003, we obtained a $15 million bank revolving line of credit to provide additional cash flexibility in the case of unexpected significant external or internal developments. The line of credit is a three-year senior secured revolving facility expiring May 2006. The interest rate on borrowings is calculated using LIBOR plus 1.50% to 2.25% with the incremental rate dependent on our leverage ratio, as defined by the lender. We are subject to certain financial covenants under the agreement, principally consisting of minimum liquidity requirements, working capital and leverage ratios. We have remained and expect to remain in the foreseeable future in full compliance with the financial covenants. While we have not had borrowings outstanding under this credit agreement, we expect to obtain a new line of credit with expanded borrowing capacity prior to expiration of the agreement.

The table below represents the scheduled maturities of our long-term contractual obligations as of December 31, 2005
(in thousands):
	Payments Due by Period
	Total	< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years

Operating leases	$109,043	$24,902	$43,176	$28,822	$12,143
Inventory purchase commitments	61,000	61,000	-	-	-
Total	$170,043	$85,902	$43,176	$28,822	$12,143

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

Our critical accounting policies relate to share-based compensation, revenue recognition, accrued sales returns, accrued warranty costs, and store closing and long-lived asset impairment expenses.

In certain instances, U.S. generally accepted accounting principles allow for the selection of alternative accounting methods. One such significant accounting policy involves the selection from alternative methods of accounting for stock options.

Share-Based Compensation

Two alternative methods currently exist for accounting for stock options: the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized in the financial statements for options granted to employees, or for the discount feature of our employee stock purchase plan. In accordance with SFAS 123R, we are required to change our accounting practice for stock options to the fair value method by the first quarter of fiscal 2006, beginning January 1, 2006.

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

Accrued Warranty Costs

The estimated costs to service customer warranty claims is included in cost of sales. This estimate is based on historical claim rates during the warranty period. Because this estimate covers an extended period of time, a revision of estimated claim rates and/or rising commodity costs could result in a significant adjustment of estimated future costs of fulfilling warranty commitments and could have a material adverse effect on future results of operations. From time to time we have revised our estimates of warranty reserves to reflect changes in projected claim rates and projected costs of fulfilling warranty claims. Historically, these estimate revisions have not materially affected our annual results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Select Comfort Corporation:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Select Comfort Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Select Comfort Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Select Comfort Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Select Comfort Corporation and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

Minneapolis, Minnesota
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Select Comfort Corporation:

We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Select Comfort Corporation and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Select Comfort Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Minneapolis, Minnesota
March 14, 2006

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2005 and January 1, 2005
(in thousands, except per share amounts)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$32,863	$15,066
Marketable securities – current (note 2)	24,122	35,747
Accounts receivable, net of allowance for doubtful accounts of $552 and $685, respectively	10,109	8,644
Inventories (note 3)	21,982	20,481
Prepaid expenses	9,841	7,375
Deferred tax assets (note 8)	6,139	5,287
Total current assets	105,056	92,600

Marketable securities – non-current (note 2)	55,102	40,930
Property and equipment, net (note 4)	53,866	43,911
Deferred tax assets (note 8)	11,256	10,755
Other assets	3,554	3,617
Total assets	$228,834	$191,813

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,655	$26,267
Consumer prepayments	14,718	9,368
Accruals:
Sales returns	5,403	5,038
Compensation and benefits	24,839	13,913
Taxes and withholding	9,624	6,392
Other	8,659	8,143
Total current liabilities	94,898	69,121

Long-term liabilities	12,589	8,348
Total liabilities	107,487	77,469

Shareholders' equity (notes 7 and 10):
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 95,000 shares authorized, 35,732 and 35,828 shares issued and outstanding, respectively	357	358
Additional paid-in capital	60,426	95,548
Unearned compensation	(3,393)	(1,752)
Retained earnings	63,957	20,190
Total shareholders' equity	121,347	114,344
Commitments and contingencies (notes 5 and 11):
Total liabilities and shareholders' equity	$228,834	$191,813

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share amounts)

	2005	2004	2003*
Net sales	$691,066	$557,639	$458,489
Cost of sales	280,590	216,965	171,163
Gross profit	410,476	340,674	287,326
Operating expenses:
Sales and marketing	286,053	249,925	206,248
General and administrative	55,672	41,218	38,423
Store closings and asset impairments	162	-	71
Total operating expenses	341,887	291,143	244,742
Operating income	68,589	49,531	42,584
Other income (expense):
Interest income	2,174	1,414	612
Interest expense	-	-	(170)
Other income, net	2,174	1,414	442
Income before income taxes	70,763	50,945	43,026
Income tax expense (note 8)	26,996	19,390	15,924
Net income	$43,767	$31,555	$27,102

Basic net income per share (note 9):
Net income per share – basic	$1.23	$0.88	$0.83
Weighted average common shares – basic	35,571	36,010	32,771
Diluted net income per share (note 9):
Net income per share – diluted	$1.14	$0.80	$0.69
Weighted average common shares – diluted	38,449	39,683	39,277

See accompanying notes to consolidated financial statements.

* Fiscal year 2003 had 53 weeks. All other fiscal years presented had 52 weeks.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands)

	Common Stock		Additional Paid-In	Unearned	Retained Earnings/ (Accumulated
	Shares	Amount	Capital	Compensation	Deficit)	Total
Balance at December 28, 2002	30,728	$307	$92,184	$-	$(38,467)	$54,024
Exercise of common stock options (note 7)	1,008	10	7,411	-	-	7,421
Exercise of common stock warrants	3,232	32	405	-	-	437
Repurchase of common stock	(200)	(2)	(1,832)	-	-	(1,834)
Conversion of convertible debt	727	7	2,834	-	-	2,841
Issuance of restricted stock (note 7)	102	2	950	(877)	-	75
Employee stock purchases and 401(k) match (note 10)	173	2	2,133	-	-	2,135
Net income	-	-	-	-	27,102	27,102
Balance at January 3, 2004	35,770	358	104,085	(877)	(11,365)	92,201
Exercise of common stock options (note 7)	1,017	10	9,074	-	-	9,084
Exercise of common stock warrants	35	-	5	-	-	5
Repurchase of common stock	(1,138)	(11)	(20,842)	-	-	(20,853)
Issuance of restricted stock (note 7)	52	-	1,280	(875)	-	405
Employee stock purchases and 401(k) match (note 10)	92	1	1,946	-	-	1,947
Net income	-	-	-	-	31,555	31,555
Balance at January 1, 2005	35,828	358	95,548	(1,752)	20,190	114,344
Exercise of common stock options (note 7)	972	9	10,731	-	-	10,740
Exercise of common stock warrants	1,181	12	(3)	-	-	9
Repurchase of common stock	(2,435)	(24)	(49,703)	-	-	(49,727)
Issuance of restricted and performance stock (note 7)	104	1	2,433	(1,641)	-	793
Employee stock purchases (note 10)	82	1	1,420	-	-	1,421
Net income	-	-	-	-	43,767	43,767
Balance at December 31, 2005	35,732	$357	$60,426	$(3,393)	$63,957	$121,347

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$43,767	$31,555	$27,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,747	13,643	11,145
Amortization of debt discount and deferred finance fees	-	-	130
Non-cash compensation	793	405	75
Loss on disposal and impairments of assets	172	11	96
Tax benefit from disqualifying option dispositions	3,758	4,641	4,413
Deferred tax (benefit) expense	(1,353)	(4,032)	5,599
Change in operating assets and liabilities:
Accounts receivable	(1,465)	(1,821)	(3,553)
Inventories	(1,501)	(6,371)	(5,130)
Prepaid expenses	(2,466)	(1,407)	(501)
Other assets	28	(306)	129
Accounts payable	5,388	9,765	(6)
Consumer prepayments	5,350	3,398	4,006
Accrued sales returns	365	1,569	288
Accrued compensation and benefits	10,926	(3,390)	3,637
Accrued taxes and withholding	3,232	2,731	882
Other accruals and liabilities	4,757	2,091	891
Net cash provided by operating activities	87,498	52,482	49,203
Cash flows from investing activities:
Purchases of property and equipment	(25,840)	(21,399)	(18,364)
Investments in marketable securities	(39,172)	(72,540)	(55,717)
Proceeds from maturity of marketable securities	36,625	46,256	18,972
Net cash used in investing activities	(28,387)	(47,683)	(55,109)
Cash flows from financing activities:
Principal payments on long-term debt	-	-	(11)
Repurchase of common stock	(49,727)	(20,853)	(1,834)
Proceeds from issuance of shares from option and warrant exercises	6,992	4,448	3,445
Proceeds from issuance of ESPP shares and other equity transactions	1,421	1,947	1,855
Net cash (used in) provided by financing activities	(41,314)	(14,458)	3,455
Increase (decrease) in cash and cash equivalents	17,797	(9,659)	(2,451)
Cash and cash equivalents, at beginning of year	15,066	24,725	27,176
Cash and cash equivalents, at end of year	$32,863	$15,066	$24,725

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-	$39
Income taxes	22,563	16,842	5,917
Non-cash impact of conversion of debt to equity	-	-	3,121

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Policies

Business

Select Comfort Corporation and its wholly-owned subsidiaries (the Company) develops, manufactures and markets premium quality, adjustable-firmness beds and related bedding accessories principally in the United States.

Financial Statement Presentation

Certain prior-year amounts have been reclassified to conform to the current-year presentation. The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends are as follows: fiscal year 2005 ended December 31, 2005, fiscal year 2004 ended January 1, 2005; and fiscal year 2003 ended January 3, 2004. Fiscal year 2003 had 53 weeks. Fiscal years 2005 and 2004 each had 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of Select Comfort Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Marketable Securities

Marketable Securities include highly liquid investment grade debt instruments issued by the U.S. government and related agencies, municipalities and corporations and commercial paper issued by companies with investment grade ratings.

The Company's investments have an original maturity of up to 36 months. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. Investments are classified as held-to-maturity and carried at amortized cost.

Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment

Property and equipment, carried at cost, are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the contractual term of the lease (generally 7 years), with consideration of lease renewal option if renewal appears probable.

Other Assets

Other assets include security deposits, patents, trademarks, and goodwill. Patents and trademarks are amortized using the straight-line method over periods ranging from 10 to 17 years.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(1) Business and Summary of Significant Accounting Policies – (Continued)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents and accounts receivable approximate fair value because of the short-term maturity of those instruments.

Research and Development Costs

Costs incurred in connection with research and development are charged to expense as incurred. Research and development expense was $2,219,000, $1,853,000, and $1,295,000 in 2005, 2004 and 2003, respectively.

Operating Leases

Rent expense is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. The lease term for purposes of the calculation is the earlier of the lease commencement date or the date the Company takes possession of the property. Leasehold improvements that are funded by landlord incentives or allowances under an operating lease are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

Pre-opening Costs

Costs associated with the start up and promotion of new store openings are expensed as incurred.

Advertising Costs

The Company incurs advertising costs associated with print and broadcast advertisements. Such costs are expensed as incurred except for production costs and advance payments, which are deferred and charged to expense the first time the advertisement airs. Advertising expense was $89,917,000, $78,532,000, and $59,547,000 in 2005, 2004 and 2003, respectively. Advertising costs deferred and included in prepaid expenses in the accompanying Consolidated Balance Sheets were $1,133,000 and $946,000 as of December 31, 2005 and January 1, 2005, respectively.

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share includes potentially dilutive common shares consisting of stock options and warrants determined by the treasury stock method and dilutive convertible securities.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(1) Business and Summary of Significant Accounting Policies – (Continued)

Accounting Estimates and Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting policies consist of share-based compensation, revenue recognition, store closing and long-lived asset impairment expenses, accrued warranty costs and accrued sales returns.

In certain instances, U.S. generally accepted accounting principles allow for the selection of alternative accounting methods. One such significant accounting policy involves the selection from alternative methods of accounting for stock options.

Share-Based Compensation

The Company records compensation expense for option grants under its stock option plan if the current market value of the underlying stock at the grant date exceeds the stock option exercise price. If the Company issues options to non-employees, compensation expense is recognized based on the fair market value method. When the Company issues options to employees, two alternative methods exist for accounting for the options: the intrinsic value method and the fair value method. The Company uses the intrinsic value method of accounting for stock options, and accordingly, no compensation cost has been recognized in the consolidated financial statements for employee stock option grants or the discount feature of the Company's employee stock purchase plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and employee stock purchase plan under an alternative accounting method, the Company's net income would have been adjusted as outlined below (in thousands, except per share amounts):

	2005	2004	2003
Net income, as reported	$43,767	$31,555	$27,102
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,902)	(4,247)	(2,591)
Pro forma net income	$39,865	$27,308	$24,511

Net income per share
Basic – as reported	$1.23	$0.88	$0.83
Basic – pro forma	1.12	0.76	0.75

Diluted – as reported	$1.14	$0.80	$0.69
Diluted – pro forma	1.04	0.69	0.63

For purposes of this pro forma presentation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected stock price volatility	60%	55%	90%
Risk-free interest rate	4.0%	2.0%	2.0%
Expected life in years	5.0	3.6	3.6
Weighted-average fair value at grant date	$11.22	$10.19	$7.31

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(1) Business and Summary of Significant Accounting Policies – (Continued)

Revenue Recognition

Revenue is recognized at the time of shipment to customers for products delivered by third party carriers. Revenue is recognized at the time products are delivered to customers through our company-controlled home delivery system. In both cases, revenue is recognized net of estimated returns.

Store Closing and Asset Impairment Expenses

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company reviews store assets for possible impairment considering such factors as estimated store cash flows, lease termination provisions, and opportunities to impact future store operating results.

The test for goodwill impairment is a two-step process, and is performed at least annually. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. The carrying value of goodwill as of December 31, 2005 and January 1, 2005 was $2,850,000.

Accrued Warranty Costs

The Company provides a 20-year warranty on its adjustable-firmness beds. The customer participates over the last 18 years of the warranty period by paying a portion of the retail value of replacement parts. Estimated warranty costs are expensed at the time of sale based on historical claims incurred by the Company. Actual warranty claim costs could differ from these estimates. The Company classifies as noncurrent those estimated warranty costs expected to be paid out in greater than one year. At December 31, 2005 and January 1, 2005, the estimated warranty costs classified as noncurrent were $5,354,000 and $1,845,000, respectively.

The activity in the accrued warranty liability account is as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
2005	$3,844	$12,536	$8,731	$7,649
2004	4,262	7,839	8,257	3,844
2003	5,180	4,378	5,296	4,262

Accrued Sales Returns

Estimated sales returns are provided at the time of sale based upon historical sales returns. Returns are allowed by the Company for 30 nights following the sale.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(1) Business and Summary of Significant Accounting Policies – (Continued)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R by the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company’s pro forma disclosures have reported the cost of share-based compensation payments as having an annual impact to diluted earnings per share in the range of $0.06 to $0.11 for fiscal years 2003 through 2005.

(2) Marketable Securities

Marketable securities are summarized as follows (in thousands):

December 31, 2005	Effective Interest Rate	Amortized Cost	Fair Value
Corporate securities	2.0%	$3,442	$3,419
U.S. government agencies	2.4	19,075	18,788
Municipal securities	2.8	56,707	56,350
		$79,224	$78,557

January 1, 2005	Effective Interest Rate	Amortized Cost	Fair Value
Corporate securities	1.9%	$5,621	$5,547
U.S. government agencies	1.9	52,864	52,385
Municipal securities	2.1	18,192	18,135
		$76,677	$76,067

As of December 31, 2005, the contractual maturities were as follows (in thousands):

	Amortized Cost	Fair Value
4 – 12 Months	$24,122	$23,906
13 – 24 Months	27,282	26,961
25 – 36 Months	27,820	27,690
Total	$79,224	$78,557

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(3) Inventories

Inventories consist of the following (in thousands):
	December 31, 2005	January 3, 2004
Raw materials	$6,549	$8,498
Work in progress	226	170
Finished goods	15,207	11,813
	$21,982	$20,481

The Company’s finished goods inventory, as of December 31, 2005, was comprised of $4.2 million of finished beds, including retail display beds and deliveries in-transit to those customers who have selected to utilize home delivery services, $7.1 million of finished components that are ready for assembly for the completion of beds, and $3.9 million of retail accessories.

The Company’s finished goods inventory, as of January 1, 2005, was comprised of $4.3 million of finished beds, including retail display beds and deliveries in-transit to those customers who have selected to utilize home delivery services, $4.6 million of finished components that are ready for assembly for the completion of beds, and $2.9 million of retail accessories.

(4) Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31, 2005	January 1, 2005
Leasehold improvements	$63,536	$54,133
Office furniture and equipment	3,580	3,664
Production machinery, computer equipment and software	57,616	43,352
Less Accumulated depreciation and amortization	(70,866)	(57,238)
	$53,866	$43,911

(5) Leases

The Company rents office and manufacturing space under five operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and certain building operating expenses. The Company also rents retail space under operating leases which, in addition to the minimum lease payments, require payment of percentage rents based upon sales levels and require payment of a proportionate share of the real estate taxes and certain building operating expenses. The Company also leases delivery trucks associated with its home delivery service, which in addition to the minimum lease payments, require payment of a management fee and contain certain residual value guarantee provisions that would become due at the expiration of the operating agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The guaranteed residual value at lease expiration is approximately $3,382,000. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease is remote. Rent expense was as follows (in thousands):

	2005	2004	2003
Minimum rents	$23,619	$20,050	$17,376
Percentage rents	8,246	6,112	5,036
Total	$31,865	$26,162	$22,412
Equipment rent	$1,927	$2,056	$1,661

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(5) Leases – (Continued)

The aggregate minimum rental commitments under operating leases for subsequent years are as follows (in thousands):

2006	$24,902
2007	22,798
2008	20,378
2009	16,284
2010	12,538
Thereafter	12,143
$109,043

(6) Revolving Credit Facility

In 2003, the Company entered into an agreement with Bank of America, N.A. for a $15 million three-year senior secured revolving credit facility expiring May 2006. The interest rate on borrowings is calculated using LIBOR plus 1.5% to 2.25%. The rate that is incremental to LIBOR is determined based on the Company’s leverage ratio. The Company is subject to certain financial covenants under the agreement, principally consisting of minimum liquidity requirements, working capital and leverage ratios. The Company has remained in full compliance with the financial covenants from the origination of the agreement through December 31, 2005. The Company has had no borrowings against the credit facility.

(7) Shareholders’ Equity

Stock Options

The Board of Directors has reserved 12,300,000 shares of common stock for options that may be granted to key employees, directors or others under the Company's stock option plans. Shares available for grant at December 31, 2005, were 2,133,000.

A summary of the changes in the Company's stock option plans for each of the years in the three-year period ended December 31, 2005, is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2002 (including 2,981 shares exercisable)	5,320	$5.09
Granted	730	11.79
Exercised	(1,008)	2.98
Canceled	(53)	6.07

Outstanding at January 3, 2004 (including 3,278 shares exercisable)	4,989	6.49
Granted	593	24.27
Exercised	(1,017)	4.40
Canceled	(60)	15.05

Outstanding at January 1, 2005 (including 3,285 shares exercisable)	4,505	9.19
Granted	629	20.50
Exercised	(972)	7.18
Canceled	(115)	19.73

Outstanding at December 31, 2005 (including 2,939 shares exercisable)	4,047	11.14

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(7) Shareholders’ Equity – (Continued)

The following table summarizes information about options outstanding at December 31, 2005 (in thousands, except per share amounts):

Options Outstanding				Options Exercisable
Range of Exercise Price	Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.56 – 2.75	1,011	5.68	$1.79	1,011	$1.79
2.76 – 7.50	980	4.20	5.56	980	5.56
7.51 – 16.00	695	5.80	11.27	549	11.71
16.01 – 20.75	612	8.56	19.43	103	18.12
20.76 – 28.73	749	7.90	24.13	296	24.89
$0.56 – 28.73	4,047	6.19	11.14	2,939	7.80

Warrants

The Company has issued warrants to various holders with outstanding issuances at December 31, 2005, summarized below (in thousands, except per share amounts):

Warrant Type	Exercise Price	Warrants Outstanding	Expiration Date
2001 Senior Secured Convertible Notes Financing	$1.00	20	6/6/06
Other warrants	1.20 – 3.21	34	6/6/06 – 3/27/07
		54

Warrants have been issued to various parties in lieu of cash payments. The value of these warrants were recognized as compensation expense with an offset to shareholders' equity utilizing the Black-Scholes pricing model with assumptions reflecting the market rates at the time of warrant issuance.

Restricted and Performance Stock

The Company issues restricted and performance stock awards to certain employees in conjunction with its share-based compensation plan. The shares vest over four, five or ten years based on continued employment. Compensation expense related to stock awards is charged to earnings on a straight-line basis over the vesting period. There were 212,275 and 153,500 shares of restricted stock outstanding as of December 31, 2005 and January 1, 2005, respectively. There were 45,225 shares of performance stock outstanding as of December 31, 2005. Total compensation expense related to restricted and performance stock was $793,000, $405,000 and $75,000 for the years 2005, 2004 and 2003, respectively.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(8) Income Taxes

The (provision) benefit for income taxes consists of the following (in thousands):

	2005	2004	2003
Current:
Federal	$(23,785)	$(20,494)	$(8,749)
State	(4,564)	(2,928)	(1,576)
	(28,349)	(23,422)	(10,325)
Deferred:
Federal	1,047	3,679	(5,512)
State	306	353	(87)
	1,353	4,032	(5,599)
Income tax expense	$(26,996)	$(19,390)	$(15,924)

Effective tax rates differ from statutory federal income tax rates as follows:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.9	3.1	3.1
Other	(0.7)	(0.0)	(1.1)
	38.2%	38.1%	37.0%

The tax effects of temporary differences that give rise to deferred tax assets are as follows (in thousands):

	2005	2004
Deferred tax assets:
Current:
Warranty and returns reserves	$3,268	$2,730
Accrued compensation and benefits	2,713	2,082
Other	374	690
Long-term:
Net operating and capital loss carryforwards	797	845
Depreciation	6,010	7,075
Deferred rent and lease incentives	2,807	2,523
Warranty reserve	1,797	716
Other	289	41
Total gross deferred tax assets	18,055	16,702
Valuation allowance	(660)	(660)
Total net deferred tax assets	$17,395	$16,042

At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $26,000 which will expire in 2006. The Company also had net operating loss carryforwards for state income tax purposes of approximately $2,217,000 which will expire between 2008 and 2025.

The Company believes that it is more likely than not that it will generate sufficient taxable income to utilize its deferred tax assets, including net operating loss carryforwards, within any applicable carryover periods.

The Company has recorded a valuation allowance of $660,000 for a capital loss carryforward that likely will not be utilized within its applicable carryforward period.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(9) Net Income per Common Share

The following computations reconcile net income per share-basic with net income per share-diluted (in thousands, except per share amounts):

	2005	2004	2003

Net income	$43,767	$31,555	$27,102
Convertible debt	-	-	81
Net income plus assumed conversions	$43,767	$31,555	$27,183

Reconciliation of weighted average shares outstanding:
Basic weighted average shares outstanding	35,571	36,010	32,771
Effect of dilutive securities:
Options	1,681	2,186	2,823
Warrants	998	1,339	3,331
Restricted shares	199	148	85
Convertible debt	-	-	267
Diluted weighted average shares outstanding	38,449	39,683	39,277

Net income per share – basic	$1.23	$0.88	$0.83
Net income per share – diluted	1.14	0.80	0.69

Additional potentially dilutive securities totaling 649,000, 630,000 and 210,000 for the years 2005, 2004 and 2003 have been excluded from diluted EPS because these securities’ exercise price was greater than the average market price of the Company’s common shares.

(10) Employee Benefit Plans

Profit Sharing and 401(k) Plan

Under the Company's profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis. Each year, the Company may make a discretionary contribution equal to a percentage of the employee's contribution. During 2005, 2004 and 2003, the Company expensed $2,169,000, $1,828,000 and $1,066,000, respectively, relating to its contribution to the 401(k) plan. During 2004 and 2003 the Company issued 11,225 and 79,305 shares, respectively, for some or all of its discretionary contribution.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, employees can purchase Company common stock at a discount based on the average price of the stock on the last business day of the offering period (calendar-quarter). The Company changed the discount from 15% to 5% effective during the third quarter of 2005 and issued 82,277, 80,830 and 93,982 shares during 2005, 2004 and 2003, respectively.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(11) Commitments and Contingencies

In October 2004, a lawsuit was filed against the Company in Hennepin County District Court in the State of Minnesota by a customer alleging deceptive trade practices, fraud and breach of warranty related to the alleged propensity of the Company’s products to develop mold. The complaint sought class certification and various forms of legal and equitable relief, including but not limited to rescission and/or actual damages in an amount to be determined at trial, including interest, costs and attorney’s fees. In December 2004, the Company filed a motion to dismiss the claims in their entirety. In March 2005, the Court dismissed plaintiff’s false advertising claim and deceptive trade practice damage claim. On January 30, 2006, following reconsideration of the Company’s motion to dismiss, the Court dismissed all of plaintiff’s claims in their entirety. The plaintiff has the right to appeal the Court’s order.

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

Consumer Credit Arrangements

The Company refers customers seeking extended financing to certain third party financiers (Card Servicers). The Card Servicers, if credit is granted, establish the interest rates, fees and all other terms and conditions of the customer accounts based on their evaluation of the creditworthiness of the customers. As the receivables are owned by the Card Servicers, at no time are the receivables purchased or acquired from the Company. The Company is not liable to Card Servicers for it’s customers credit defaults. In connection with customer purchases financed under these arrangements, the Card Servicers pay the Company an amount equal to the total amount of such purchases, net of promotional related discounts. The total amounts financed and uncollected under the program by the Company were $1,610,000 and $1,697,000 included in accounts receivable, as of December 31, 2005 and January 1, 2005, respectively.

Termination of the Company's agreements with Card Servicers, any material change to the terms of agreements with Card Servicers or in the availability or terms of credit for the Company’s customers from Card Servicers, or any delay in securing replacement credit sources, could materially affect the results of the Company's operations and financial condition.

Purchase Commitments

As of December 31, 2005, the company had $61,000,000 of inventory purchase commitments with its suppliers as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for failure to purchase contracted quantities. The company does not expect potential payments under these provisions to materially affect its results of operations or financial condition.

(12) Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of actual quarterly results for 2005 and 2004 (in thousands, except per share amounts):

2005	December	September	June	March
Net sales	$187,881	$175,833	$154,520	$172,832
Gross profit	114,097	104,792	89,490	102,097
Operating income	24,625	18,135	12,181	13,648
Net income	15,817	11,446	7,862	8,642
Net income per share – diluted	0.42	0.30	0.20	0.22

2004	December	September	June	March
Net sales	$148,608	$144,348	$124,720	$139,963
Gross profit	90,744	86,982	76,914	86,034
Operating income	16,148	12,706	9,059	11,618
Net income	10,438	8,049	5,735	7,333
Net income per share – diluted	0.27	0.20	0.14	0.18

The sum of the 2004 quarterly earnings per share amounts do not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated by their report which is included in Item 8 of this report.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions “Election of Directors,” “Corporate Governance at Select Comfort” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2006 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct applicable to our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). The Code of Business Conduct is available on the Investor Relations section of our Web site at http://www.selectcomfort.com. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer and controller, we intend to disclose the same on our Web site at http://www.selectcomfort.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions “Election of Directors – Director Compensation” and “Executive Compensation” in our Proxy Statement for our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement for our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Transactions” in our Proxy Statement for our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Approval of Selection of Independent Auditors” in our Proxy Statement for our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements and Schedule

(1)	Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Supplemental Schedule

(2)	Consolidated Financial Statement Schedule

The following Report and financial statement schedule are included in this Part IV.

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits to this Report are listed in the Exhibit Index below.

We will furnish a copy of any of the exhibits referred to above at a reasonable cost to any shareholder upon receipt of a written request. Requests should be sent to: Select Comfort Corporation, 6105 Trenton Lane North, Minneapolis, Minnesota 55442; Attention: Investor Relations.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c):

1.	Select Comfort Profit Sharing and 401(K) Plan

2.	Select Comfort Executive Investment Plan

3.	Select Comfort Executive and Key Employee Incentive Plan

4.	Select Comfort Corporation 1999 Employee Stock Purchase Plan, as amended and restated

5.	Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated

6.	Select Comfort Corporation 1997 Stock Incentive Plan, as amended and restated

7.	Form of Incentive Stock Option Agreement under the 1990 and 1997 Stock Plans

8.	Form of Performance Based Stock Option Agreement under the 1990 and 1997 Stock Plans

9.	Select Comfort Corporation 2004 Stock Incentive Plan

10.	Form of Stock Option Award Agreement under the 2004 Stock Incentive Plan

11.	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan

12.	Form of Performance Stock Award Agreement under the 2004 Stock Incentive Plan

13.	Summary of Select Comfort Corporation Executive Tax and Financial Planning Program

14.	Summary of Executive Health Program

15.	Summary of Select Comfort Corporation Non-Employee Director Compensation

16.	Select Comfort Corporation Non-Employee Director Equity Plan

17.	Employment Letter from the Company to William R. McLaughlin

18.	Employment Letter from the Company to J. Douglas Collier

19.	Employment Letter from the Company to Mark A. Kimball

20.	Employment Letter from the Company to Scott F. Peterson

21.	Employment Letter from the Company to Kathryn V. Roedel

22.	Employment Letter from the Company to Wendy L. Schoppert

23.	Employment Letter from the Company to Keith C. Spurgeon

24.	Employment Letter from the Company to Michael J. Thyken

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT COMFORT CORPORATION

Dated: March 14, 2006	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ James C. Raabe
James C. Raabe
Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints William R. McLaughlin, James C. Raabe and Mark A. Kimball, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date or dates indicated.

NAME	TITLE	DATE

/s/ William R. McLaughlin	Chairman of the Board	March 14, 2006
William R. McLaughlin

/s/ Thomas J. Albani	Director	March 14, 2006
Thomas J. Albani

/s/ Christine M. Day	Director	March 14, 2006
Christine M. Day

/s/ Stephen L. Gulis, Jr.	Director	March 14, 2006
Stephen L. Gulis, Jr.

/s/ Patrick A. Hopf	Director	March 14, 2006
Patrick A. Hopf

/s/ Christopher P. Kirchen	Director	March 14, 2006
Christopher P. Kirchen

/s/ David T. Kollat	Director	March 14, 2006
David T. Kollat

/s/ Brenda J. Lauderback	Director	March 14, 2006
Brenda J. Lauderback

/s/ Michael A. Peel	Director	March 14, 2006
Michael A. Peel

/s/ Ervin R. Shames	Director	March 14, 2006
Ervin R. Shames

/s/ Jean-Michel Valette	Director	March 14, 2006
Jean-Michel Valette

SELECT COMFORT CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

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
Incorporated by reference to Exhibit 10.5 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-25121)

10.7	Lease Agreement dated as of September 19, 2002 between the Company and Blind John, LLC (as successor to Frastacky (US) Properties Limited Partnership)	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.8	Supply Agreement dated October 18, 2002 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.7 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.9	Form of Incentive Stock Option Agreement under the 1990 and 1997 Stock Plans	Incorporated by reference to Exhibit 10.16 contained in the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.10	Form of Performance Based Stock Option Agreement under the 1990 and 1997 Stock Plans	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.11	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.12	Select Comfort Corporation 1999 Employee Stock Purchase Plan, as Amended	Filed herewith

10.13	Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 (File No. 0-25121)

10.14	Select Comfort Corporation 1997 Stock Inventive Plan, as amended and restated	Incorporated by reference to Exhibit 10.8 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25121)

10.15	Employment Letter from the Company to Mark A. Kimball	Incorporated by reference to Exhibit 10.25 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

10.16	Executive and Key Employee Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)

10.17	Employment Letter from the Company to Kathryn V. Roedel	Filed herewith

10.18	Employment Letter from the Company to Wendy L. Schoppert	Filed herewith

Exhibit No.	Description	Method Of Filing

10.19	Employment Letter from the Company to William R. McLaughlin	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File No. 0-25121)

10.20	Employment Letter dated from the Company to Michael J. Thyken	Incorporated by reference to Exhibit 10.24 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)

10.21	Employment Letter from the Company to Keith C. Spurgeon	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 0-25121)

10.22	Employment Letter from the Company to J. Douglas Collier	Filed herewith

10.23	Select Comfort Executive Investment Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.24	Credit Agreement dated as of May 23, 2003 between the Company and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (File No. 0-25121)

10.25	Employment Letter from the Company to Scott F. Peterson	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 (File No. 0-25121)

10.26	Exclusive Supplier Agreement between Radisson Hotels International, Inc. and Select Comfort Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (File No. 0-25121)

10.27	Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (File No. 0-25121)

10.28	Form of Stock Option Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Filed herewith

Exhibit No.	Description	Method Of Filing

10.29	Form of Restricted Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Filed herewith

10.30	Form of Performance Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Filed herewith

10.31	Select Comfort Corporation Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed January 3, 2005 (File No. 0-25121)

10.32	Summary of Non-Employee Director Compensation	Filed herewith

10.33	Select Comfort Profit Sharing and 401(K) Plan – 2005 Restatement	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2005 (File No. 0-25121)

10.34	Non-Employee Director Equity Plan	Filed herewith

10.35	Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of December 14, 2005 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation (2)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed December 20, 2005

10.36	Summary of Executive Health Program	Filed herewith

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on signature page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
 ——————————
(1)	Confidential treatment has been granted by the Securities and Exchange Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(2)	Confidential treatment has been requested with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

 SELECT COMFORT CORPORATION AND SUBSIDIARIES
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts
2005	$685	$444	$577	$552
2004	619	404	338	685
2003	340	391	112	619

Accrued sales returns
2005	$5,038	$38,617	$38,252	$5,403
2004	3,469	37,297	35,728	5,038
2003	3,181	25,125	24,837	3,469