Form 10-Q
period 2006-04-01
SELECT COMFORT CORP
filed 2006-05-09
CIK 827187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

As of April 28, 2006, 35,855,230 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

INDEX

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

Consolidated Balance Sheets
April 1, 2006 and December 31, 2005	3

Consolidated Statements of Operations
for the Three Months ended
April 1, 2006 and April 2, 2005	4

Consolidated Statements of Cash Flows
for the Three Months ended
April 1, 2006 and April 2, 2005	5

Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	(Unaudited) April 1, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$5,838	$32,863
Marketable securities – current (note 3)	35,532	24,122
Accounts receivable, net of allowance for doubtful accounts of $504 and $552, respectively	13,437	10,109
Inventories (note 4)	22,192	21,982
Prepaid expenses	14,253	9,841
Deferred tax assets	6,912	6,139

Total current assets	98,164	105,056
Marketable securities – non-current (note 3)	63,117	55,102
Property and equipment, net	55,917	53,866
Deferred tax assets	12,639	11,256
Other assets	3,546	3,554

Total assets	$233,383	$228,834

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,471	$31,655
Consumer prepayments	15,225	14,718
Accruals:
Sales returns	5,162	5,403
Compensation and benefits	20,159	24,839
Taxes and withholding	5,350	9,624
Other	9,974	8,659

Total current liabilities	94,341	94,898

Long-term liabilities	14,180	12,589

Total liabilities	108,521	107,487

Shareholders’ equity (notes 2 and 5):
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 95,000 shares authorized, 35,772 and 35,732 shares issued and outstanding, respectively	358	357
Additional paid-in capital	48,813	57,033
Retained earnings	75,691	63,957

Total shareholders’ equity	124,862	121,347

Total liabilities and shareholders’ equity	$233,383	$228,834

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales	$212,730	$172,832
Cost of sales	83,649	70,735

Gross profit	129,081	102,097

Operating expenses:
Sales and marketing	91,502	75,025
General and administrative	19,274	13,424

Operating income	18,305	13,648
Other income:
Interest income	869	473

Income before income taxes	19,174	14,121
Income tax expense	7,440	5,479

Net income	$11,734	$8,642

Net income per share (note 5) – basic	$0.33	$0.24

Weighted average shares – basic	35,620	35,799

Net income per share (note 5) – diluted	$0.31	$0.22

Weighted average shares – diluted	37,678	39,071

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net income	$11,734	$8,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,571	3,701
Share-based compensation	1,828	64
Excess income tax benefits from stock option exercises	—	425
Changes in deferred tax assets	(2,156)	(1,493)
Changes in operating assets and liabilities:
Accounts receivable	(3,328)	(568)
Inventories	(210)	2,174
Prepaid expenses	(4,412)	(987)
Other assets	(1)	31
Accounts payable	6,816	2,962
Accrued sales returns	(241)	942
Accrued compensation and benefits	(4,680)	1,580
Accrued taxes and withholding	(4,274)	(254)
Consumer prepayments	507	(449)
Other accruals and liabilities	2,906	190

Net cash provided by operating activities	9,060	16,960

Cash flows from investing activities:
Purchases of property and equipment	(6,613)	(5,584)
Investments in marketable securities	(26,180)	(2,696)
Proceeds from maturity of marketable securities	6,755	2,450

Net cash used in investing activities	(26,038)	(5,830)

Cash flows from financing activities:
Repurchase of common stock	(18,413)	(6,911)
Proceeds from issuance of common stock	4,118	4,953
Excess income tax benefits from stock option exercises	4,248	—

Net cash used in financing activities	(10,047)	(1,958)

(Decrease) increase in cash and cash equivalents	(27,025)	9,172
Cash and cash equivalents, at beginning of period	32,863	15,066

Cash and cash equivalents, at end of period	$5,838	$24,238

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Basis of Financial Statement Presentation

The consolidated financial statements as of and for the three months ended April 1, 2006 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of April 1, 2006 and December 31, 2005 and the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for any quarterly period may not be indicative of operating results for the full year. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting policies consist of stock-based compensation, revenue recognition, store closing and long-lived asset impairment expenses, accrued warranty costs and accrued sales returns.

Other than our adoption of the accounting standard requiring the expensing of stock options (see Note 2), there were no additional new accounting pronouncements issued that are expected to have a material effect on our financial results.

2. Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, since all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant.

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended April 1, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

Current Period Impact of Adopting SFAS 123R

The following table shows the impact of adopting SFAS 123R on selected reported items (“As Reported”) as compared with previous reporting permitted by APB 25 (“Pro Forma”):

	Three Months Ended April 1, 2006
(in thousands, except per share amounts)	As Reported	Pro Forma	Increase (Decrease)
Income from operations	$18,305	$19,781	$(1,476)
Income before income taxes	19,174	20,650	(1,476)
Net income	11,734	12,808	(1,074)
Net cash provided by (used in):
Operating activities	9,060	13,308	(4,248)
Financing activities	(10,047)	(14,295)	4,248

Earnings per share:
Basic	$0.33	$0.36	$(0.03)
Diluted	0.31	0.34	(0.03)

Expense treatment under SFAS 123R increased pre-tax compensation expense by $1.5 million ($1.1 million after-tax) during the first quarter of 2006, resulting in a $0.03 reduction to earnings per share assuming dilution. We estimate the full-year impact of expensing stock options will be $0.11 per diluted share.

Prior Period Pro Forma

Results of operations for fiscal year 2005 and prior periods have not been restated to reflect recognition of stock-based compensation expense. If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share for the three months ended April 2, 2005 would have been as follows (in thousands, except per share amounts):

Three Months Ended April 2, 2005
Net income, as reported	$8,642
Stock-based compensation cost, net of tax, included in net income	39
Stock-based compensation cost, net of tax, if fair value method had been applied	(795)

Pro forma net income	$7,886

Net income per share:
Basic – as reported	$0.24
Basic – pro forma	0.22

Diluted – as reported	$0.22
Diluted – pro forma	0.20

Stock-Based Compensation Plans

The Company compensates officers, directors, and key employees with stock-based compensation under three stock plans approved by the Company’s shareholders in 1990, 1997 and 2004 and administered under the supervision of the Company’s Board of Directors. At April 1, 2006, a total of 1,472,000 shares were available for future grant under the stock plans. Stock option awards are granted at exercise prices equal to the average of the high and low prices of the Company’s stock on the date of grant. Generally, options vest proportionally on the first four or five anniversary dates of the grant and expire ten years from the grant date. Compensation expense is recognized ratably over the vesting period.

Stock option activity was as follows (in thousands, except per share amounts and years):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value*
Outstanding at December 31, 2005	4,047	$11.14
Granted	571	36.88
Exercised	(439)	8.26
Canceled	(14)	18.58

Outstanding at April 1, 2006	4,165	15.03	6.57	$105,609

Exercisable at April 1, 2006	2,848	9.07	5.35	$89,197

* Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value)

There were 571,000 options granted in the three months ended April 1, 2006, and 295,000 options granted in the three months ended April 2, 2005. For the three months ended April 1, 2006, cash received from the exercise of stock options was $4.1 million, the intrinsic value of options exercised was $12.4 million, the excess income tax benefit realized from exercise of stock options was $4.2 million and the total fair value of stock options vested during the period was $3.3 million. For the three months ended April 2, 2005, cash received from the exercise of stock options was $5.0 million, the intrinsic value of options exercised was $5.3 million, the excess income tax benefit realized from exercise of stock options was $0.4 million and the total fair value of stock options vested during the period was $3.2 million. At April 1, 2006, there was $14.2 million of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.7 years.

Determining Fair Value

We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. A description of significant assumptions used to estimate term, volatility, risk-free interest rate, and forfeiture rate follows.

Expected Term – Expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock-based awards.

Expected Volatility – Expected volatility is determined based on implied volatility of our traded options and historical volatility of our stock price.

Risk-Free Interest Rate – The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term equal to the expected term.

The table below provides numerical values used to calculate the fair value of awards granted during the first three months of 2006 and 2005:

	Three Months Ended
	April 1, 2006	April 2, 2005
Expected dividend yield	0%	0%
Expected stock price volatility	50%	60%
Risk-free interest rate	4.7%	4.0%
Expected life in years	5.7	5.0
Weighted average fair value at grant date	$19.27	$11.02

Restricted and Performance Stock

The Company issues restricted and performance stock awards to certain employees in conjunction with its share-based compensation plan. The awards cliff-vest at four, five or ten years of service based on continued employment. Compensation expense related to stock awards is charged to earnings on a straight-line basis over the vesting period. Total compensation expense related to restricted and performance stock was $352,000, and $64,000 for the three months ended April 1, 2006 and April 2, 2005, respectively. All outstanding restricted and performance stock awards were unvested at April 1, 2006 and December 31, 2005. Restricted and performance stock activity was as follows (in thousands):

	Restricted Stock	Performance Stock	Unamortized Compensation Expense
Outstanding at December 31, 2005	212	45
Granted	31	59
Canceled	(7)	—

Outstanding at April 1, 2006	236	104	$6,424

Employee Stock Purchase Plan

Employees are eligible to participate in the Company’s Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders in fiscal year 1999. Purchases are funded by payroll deductions over calendar quarter offering periods. The purchase price is 95% of the average of the high and low market price of the Company’s common stock on the last day of the offering period.

3. Marketable Securities

We invest our cash in highly liquid investment grade debt instruments issued by the US government and related agencies, municipalities and corporations with investment grade ratings.

Our investments have an original maturity of up to 36 months with a weighted-average time to maturity of 17 months as of April 1, 2006. Investments with an original maturity of less than 90 days are classified as cash equivalents. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. Investments are classified as held-to-maturity and carried at amortized cost. Marketable securities held at April 1, 2006 carried an amortized cost of $98.6 million and a fair value of $97.9 million.

4. Inventories

Inventories consist of the following (in thousands):

	April 1, 2006	December 31, 2005
Raw materials	$6,394	$6,549
Work in progress	192	226
Finished goods	15,606	15,207

	$22,192	$21,982

5. Net Income per Common Share

The following computations reconcile reported net income and net income per share basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2006	April 2, 2005
Net income	$11,734	$8,642

Reconciliation of weighted averageshares outstanding:
Basic weighted average shares outstanding	35,620	35,799
Effect of dilutive securities:
Options	1,893	1,791
Warrants	54	1,306
Restricted shares	111	175

Diluted weighted average shares outstanding	37,678	39,071

Net income per share – basic	$0.33	$0.24
Net income per share – diluted	0.31	0.22

Additional potentially dilutive securities totaling 566,000 for the three months ended April 1, 2006 and 741,000 for the three months ended April 2, 2005, have been excluded from diluted EPS because these securities’ exercise price was greater than the average market price of the Company’s common shares.

6. Litigation

We are involved in various legal actions and other disputes arising in the ordinary course of business. In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are accrued in our consolidated financial statements and the ultimate outcome of these matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projects,” “predicts,” “potential” or “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors known to us that could cause such material differences are identified and discussed in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which discussion is incorporated herein by reference. These important factors include, but are not limited to:

•	Our ability to continue to successfully execute our strategic initiatives and growth strategy;

•

Our ability to effectively manage our growth, which has and will continue to stretch our management, production capacity, manufacturing quality, distribution systems, information systems and other resources;

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

	Three Months Ended
	April 1, 2006	April 2, 2005
The percentages of our total net sales, by dollar volume, from each of our channels are summarized as follows:
Percent of sales:
Retail	78%	76%
Direct	10%	12%
E-Commerce	5%	5%
Wholesale	7%	7%

Total	100%	100%

The components of sales growth, including comparable store sales increases, are as follows:
Sales growth:
Same-store sales growth	18%	16%
New/closed stores, net	8%	8%

Retail total	26%	24%
Direct	12%	17%
E-Commerce	39%	25%
Wholesale	20%	37%

Total	23%	23%

The numbers of company-owned retail stores and independently owned and operated retail partner stores, are as follows:
Company-owned retail stores:
Beginning of period	396	370
Opened	8	5
Closed	(2)	(5)

End of period	402	370

Retail partner stores	427	109

We anticipate increasing our store count by between 40 to 45 new retail stores during 2006 with 12 new stores planned to open during the second quarter. We also plan to increase our retail partner store count during 2006 to approximately 600 to 650 as we continue to partner with major mattress retailers and expand distribution to improve consumer convenience and leverage our growing brand awareness.

Our growth plans are centered on increasing consumer awareness of our products and stores through expansion of media and promotion, increasing distribution – primarily through new retail store openings supplemented with sales through other mattress retailers, and through improvement and expansion of our product lines. Our primary market consists of the sale of products directly to consumers in the U.S. domestic market. We recently began selling in Canada through a major mattress retailer and believe that other opportunities exist longer term for sales internationally and to commercial markets.

Increases in sales, along with controlling costs, have provided significant improvement to our operating income and operating margin. The majority of operating margin improvement has been generated through leverage in selling expenses (increased sales through the existing store base) and leverage of our existing infrastructure (we generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base). However, during 2006 we expect our primary sources of leverage will be gross margin improvements resulting from price increases implemented during the last half of 2005 in excess of cost increases and improved leverage of sales and marketing expenses. Although pricing actions have been taken, continued increases in commodity and fuel costs could adversely affect our profit margins. We will continue to evaluate the impact of these higher costs and manage the effect on our results of operations through cost reduction initiatives and/or pricing actions, where appropriate. We anticipate no leverage in 2006 G&A primarily due to incentive compensation costs including the adoption of SFAS 123R.

Our target is to sustain sales growth rates of at least 15% to 20% with same-store growth between 7% and 12%, and annual earnings growth rates of at least 20% to 25%. Our annual earnings growth rate target excludes the incremental effects on compensation expense within cost of sales and operating expenses resulting from our expensing of stock options during fiscal 2006.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	April 1, 2006		April 2, 2005
Net sales	$212.7	100.0%	$172.8	100.0%
Cost of sales	83.6	39.3%	70.7	40.9%

Gross profit	129.1	60.7%	102.1	59.1%

Operating expenses:
Sales and marketing	91.5	43.0%	75.0	43.4%
General and administrative	19.3	9.1%	13.4	7.8%

Total operating expenses	110.8	52.1%	88.4	51.2%

Operating income	18.3	8.6%	13.6	7.9%
Other income, net	0.9	0.4%	0.5	0.3%

Income before income taxes	19.2	9.0%	14.1	8.2%
Income tax expense	7.4	3.5%	5.5	3.2%

Net income	$11.7	5.5%	$8.6	5.0%

Net income per share:
Basic	$ 0.33		$ 0.24
Diluted	0.31		0.22
Weighted-average number of common shares:
Basic	35.6		35.8
Diluted	37.7		39.1

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

Cost of sales

Cost of sales includes costs associated with purchasing materials, manufacturing costs and costs to deliver our products to our customers. Cost of sales also includes estimated costs to service warranty claims of customers. This estimate is based on historical trends of warranty costs. Because our warranty obligations cover an extended period of time, a revision of estimated claim rates or the projected cost of materials and freight associated with sending replacement parts to customers could have a material adverse effect on future results of operations.

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

Sales and marketing expenses

Sales and marketing expenses include advertising and media production, other marketing and selling materials such as brochures, videos, customer mailings and in-store signage, sales compensation, store occupancy costs and customer service costs. We expense all store opening and advertising costs as incurred. Future levels of advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand name, generating consumer inquiries and driving consumer traffic to our points of sale.

General and administrative expenses

General and administrative expenses include costs associated with management of functional areas, including information technology, human resources, finance, sales and marketing administration, risk management and research and development. Costs include salaries, bonus, stock option compensation expense and other benefits, information system hardware, software and maintenance, office facilities, insurance and other overhead.

Store closings and asset impairments

Store closing and asset impairment expenses include charges made against operating expenses for store-related or other capital assets that have been written off when a store is underperforming and generating negative cash flows. We evaluate our long-lived assets, including leaseholds and fixtures in existing stores, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

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

Comparison of Three Months Ended April 1, 2006 with Three Months Ended April 2, 2005

Net sales

Net sales increased 23% to $212.7 million for the three months ended April 1, 2006 from $172.8 million for the three months ended April 2, 2005, due to an 11% increase in mattress unit sales and higher average selling prices in our company-controlled channels. The average selling price per bed in our company-controlled channels was $2,176, an increase of approximately 13% over first quarter last year. The higher average selling price resulted primarily from the home delivery and mattress price increases introduced in the second and fourth quarters of 2005, respectively, and improved product mix. The increase in mattress unit sales was driven primarily by growth in same-store sales and distribution expansion.

The increase in net sales by sales channel was attributable to (i) a $34.1 million increase in sales from our retail stores, including an increase in comparable store sales of $23.6 million and an increase of $10.5 million from new stores, net of stores closed, (ii) a $0.3 million increase in direct marketing sales, (iii) a $3.1 million increase in sales through our e-commerce channel and (iv) a $2.4 million increase in sales through our wholesale channel.

Gross profit

Gross profit increased to 60.7% for the three months ended April 1, 2006 from 59.1% for the three months ended April 2, 2005, primarily due to higher average selling prices, an increase in mattress unit sales and favorable changes in product mix (i.e., larger percentage of our total net sales from our higher margin products), partially offset by increased product and delivery costs resulting from rising commodity and fuel costs, and a correction in warranty accruals to include freight costs which had not been included in prior periods. This correction did not have a material impact on current or prior periods.

Sales and marketing expenses

Sales and marketing expenses increased 22% to $91.5 million for the three months ended April 1, 2006 from $75.0 million for the three months ended April 2, 2005 and decreased as a percentage of net sales to 43.0% from 43.4%. The $16.5 million increase was primarily due to additional media investments, increased number of stores and variable costs due to higher sales. The decrease as a percentage of net sales was comprised primarily of a 0.5 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales. With additional sales growth, we expect sales and marketing expenses as a percentage of net sales to decline as we achieve greater leverage from our base sales compensation and occupancy costs while reinvesting some of these leverage benefits into higher levels of media investments.

General and administrative expenses

General and administrative (G&A) expenses increased 44% to $19.3 million for the three months ended April 1, 2006 from $13.4 million for the three months ended April 2, 2005 and increased as a percentage of net sales to 9.1% from 7.8% for the prior-year period. The dollar and percentage increases in G&A were comprised primarily of additional incentive compensation costs resulting from our improved performance, the adoption of SFAS 123R requiring the expensing of stock option compensation and increased compensation and benefits expenses related to additional headcount. We generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base, although we anticipate no leverage in 2006 principally due to increased incentive compensation expense including the impact of SFAS 123R.

Other income

Other income increased $0.4 million to $0.9 million for the three months ended April 1, 2006 from $0.5 million for the three months ended April 2, 2005. The improvement is primarily due to higher interest income resulting from higher interest rates.

Income tax expense

Income tax expense increased $1.9 million to $7.4 million for the three months ended April 1, 2006 from $5.5 million for the three months ended April 2, 2005. The effective tax rate was 38.8% in both 2006 and 2005.

Liquidity and Capital Resources

As of April 1, 2006, we had cash and marketable securities of $104.5 million, of which $41.4 million was classified as a current asset. As of December 31, 2005, cash and marketable securities totaled $112.1 million, of which $57.0 million was classified as a current asset. Net working capital totaled $3.8 million as of April 1, 2006 compared to $10.2 million as of December 31, 2005. The decrease in net working capital was due primarily to our reinvestment of cash into longer-term investments. The $7.6 million decline in cash and marketable securities was the result of generating $9.1 million of cash provided by operating activities, reduced by $6.6 million of capital expenditures and $10.0 million of cash used in financing activities (principally the $18.4 million repurchase of shares of our stock net of cash from stock option exercises and related tax benefits). We expect to generate positive cash flows from operations in the future, and do not anticipate any significant additional working capital requirements from business growth.

We generated cash from operations for the three months ended April 1, 2006 and April 2, 2005 of $9.1 million and $17.0 million, respectively. The $7.9 million year-to-year decline in cash from operations resulted primarily from increases in net operating assets and liabilities of $12.5 million, partially offset by improved operating income for the three months ended April 1, 2006.

Net cash used in investing activities was $26.0 million and $5.8 million for the three months ended April 1, 2006 and April 2, 2005, respectively. The increase in net cash used in investing activities was principally due to increased investments of excess cash in marketable securities and increased capital expenditures during the first three months of 2006. In both periods, our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. In the first three months of 2006 we opened eight retail stores, while in the first three months of 2005 we opened five stores. We anticipate increasing our retail store count by 40 to 45 during 2006. We will fund the investment in new and upgraded stores with cash on hand and cash generated from operations. We expect our new stores to be cash flow positive within the first 12 months of operations and, as a result, do not anticipate a negative effect on net cash needs.

Net cash used in financing activities increased to $10.0 million for the three months ended April 1, 2006, compared to $2.0 million for the three months ended April 2, 2005. The $8.1 million increase in cash used in financing activities resulted from a $11.5 million increase in repurchases of common stock and a decrease of $0.8 million received for exercises of stock options and warrants and for employee purchases of common stock, partially offset by the change in the classification of the excess tax benefit from stock option exercises of $4.2 million from operating to financing in accordance with SFAS 123R. We may make additional purchases of our common stock from time-to-time, subject to market conditions and at prevailing market prices, through open market purchases. Total outstanding stock repurchase authorization at April 1, 2006 was $1.6 million. We may terminate or limit the stock repurchase program at any time.

Cash generated from operations should be a sufficient source of liquidity for the short- and long- term and should provide adequate funding for capital expenditures and common stock repurchases, if any. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations.

In May 2003, we obtained a $15 million bank revolving line of credit to provide additional cash flexibility in the case of unexpected significant external or internal developments. The line of credit is a three-year senior secured revolving facility. The interest rate on borrowings is calculated using LIBOR plus 1.50% to 2.25% with the incremental rate dependent on our leverage ratio, as defined by the lender. We are subject to certain financial covenants under the agreement, principally consisting of minimum liquidity requirements, working capital and leverage ratios. We have remained and expect to remain in the foreseeable future in full compliance with the financial covenants. We currently have no borrowings outstanding under this credit agreement and are currently evaluating options to replace it.

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

Our critical accounting policies relate to revenue recognition, accrued sales returns, accrued warranty costs, stock-based compensation, and store closing and long-lived asset impairment expenses.

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

Accrued warranty costs

The estimated cost to service warranty claims of customers is included in cost of sales. This estimate is based on historical trends of warranty commitments. Because our warranty obligations cover an extended period of time, a revision of estimated claim rates or the projected cost of materials and freight associated with sending replacement parts to customers could have a material adverse effect on future results of operations.

Stock-based compensation

Effective January 1, 2006, we changed our accounting for stock options in accordance with SFAS 123R to the fair value method and now recognize stock option compensation expense in the consolidated financial statements. The valuation of stock options and resulting compensation expense is determined using the Black-Scholes-Merton single option pricing model with the most significant inputs into the model being exercise price, our estimate of expected stock price volatility and the weighted average expected life of the options. Previously, two alternative methods existed for accounting for stock options: the intrinsic value method and the fair value method. Prior to fiscal 2006, we used the intrinsic value method of accounting for stock options and accordingly, no compensation expense was recognized in the financial statements for options granted to employees, or for the discount feature of our employee stock purchase plan. This change in accounting policy has a material impact on our consolidated results of operations and earnings per share. See Notes 1 and 2 to the Consolidated Financial Statements.

Store closing and asset impairment expenses

We evaluate our long-lived assets, including leaseholds and fixtures in existing stores, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal actions and other disputes arising in the ordinary course of business. In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are accrued in our consolidated financial statements and the ultimate outcome of these matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed Annual Report on Form 10-K (Item 1A). There has been no material change in those risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b) Not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

Period	Total Number of Shares including Non-Qualified	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Availability
Fiscal January 2006	-	-	-
Fiscal February 2006	-	-	-
Fiscal March 2006	515	$35.75	515
Total	515	$35.75	515	$1,587

(1) The Finance Committee of the Board of Directors reviews, on a quarterly basis, the authority granted as well as any repurchases under this program. This authorization is currently not subject to expiration.

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

SELECT COMFORT CORPORATION

/s/ William R. McLaughlin
May 8, 2006	William R. McLaughlin
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