Form 10-Q
period 2006-07-01
SELECT COMFORT CORP
filed 2006-08-10
CIK 827187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2006

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

As of July 28, 2006, 53,712,000 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

INDEX

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

Consolidated Balance Sheets
July 1, 2006 and December 31, 2005	3

Consolidated Statements of Operations
for the Three and Six Months ended
July 1, 2006 and July 2, 2005	4

Consolidated Statements of Cash Flows
for the Three and Six Months ended
July 1, 2006 and July 2, 2005	5

Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	(Unaudited) July 1, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$—	$32,863
Marketable securities – current	38,306	24,122
Accounts receivable, net of allowance for doubtful accounts of $629 and $552, respectively	17,636	10,109
Inventories	25,182	21,982
Prepaid expenses	17,916	9,841
Deferred income taxes	6,832	6,139
Total current assets	105,872	105,056
Marketable securities – non-current	55,971	55,102
Property and equipment, net	58,595	53,866
Deferred income taxes	14,193	11,256
Other assets	3,538	3,554
Total assets	$238,169	$228,834

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,419	$31,655
Consumer prepayments	9,534	14,718
Accruals:
Sales returns	4,533	5,403
Compensation and benefits	20,904	24,839
Taxes and withholding	4,363	9,624
Other	10,436	8,659
Total current liabilities	85,189	94,898

Other long-term accrued liabilities	14,756	12,589
Total liabilities	99,945	107,487

Shareholders’ equity:
Undesignated preferred stock; 7,500 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 142,500 shares authorized, 53,922 and 53,598 shares issued and outstanding, respectively	539	536
Additional paid-in capital	51,253	56,854
Retained earnings	86,432	63,957
Total shareholders’ equity	138,224	121,347
Total liabilities and shareholders’ equity	$238,169	$228,834

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$188,641	$154,520	$401,371	$327,352
Cost of sales	73,504	65,030	157,153	135,765
Gross profit	115,137	89,490	244,218	191,587

Operating expenses:
Sales and marketing	78,638	64,048	170,140	139,073
General and administrative	20,037	13,261	39,311	26,685
Operating income	16,462	12,181	34,767	25,829
Other income:
Interest income	761	665	1,630	1,138
Income before income taxes	17,223	12,846	36,397	26,967
Income tax expense	6,482	4,984	13,922	10,463

Net income	$10,741	$7,862	$22,475	$16,504

Net income per share – basic	$0.20	$0.15	$0.42	$0.31

Weighted average shares – basic	53,405	53,722	53,418	53,711

Net income per share – diluted	$0.19	$0.13	$0.40	$0.28
Weighted average shares – diluted	56,245	58,556	56,396	58,582

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income	$22,475	$16,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,247	7,554
Share-based compensation	3,972	301
Excess income tax benefits from stock option exercises	—	1,865
Changes in deferred income taxes	(3,630)	(1,560)
Changes in operating assets and liabilities:
Accounts receivable	(7,527)	(3,063)
Inventories	(3,200)	(2,793)
Prepaid expenses and other assets	(8,077)	(4,627)
Accounts payable	3,764	2,571
Consumer prepayments	(5,184)	2,098
Accrued sales returns	(870)	(672)
Accrued compensation and benefits	(3,935)	2,572
Accrued taxes and withholding	(5,261)	(2,948)
Other accruals and liabilities	3,944	1,644
Net cash provided by operating activities	5,718	19,446

Cash flows from investing activities:
Purchases of property and equipment	(13,958)	(11,565)
Investments in marketable securities	(28,718)	(11,088)
Proceeds from maturity of marketable securities	13,665	15,125
Net cash used in investing activities	(29,011)	(7,528)

Cash flows from financing activities:
Repurchase of common stock	(23,750)	(12,384)
Proceeds from issuance of common stock	6,468	5,995
Excess income tax benefits from stock option exercises	7,712	—
Net cash used in financing activities	(9,570)	(6,389)
(Decrease) increase in cash and cash equivalents	(32,863)	5,529
Cash and cash equivalents, at beginning of period	32,863	15,066
Cash and cash equivalents, at end of period	$—	$20,595

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1. Basis of Financial Statement Presentation

The consolidated financial statements as of and for the quarter and six months ended July 1, 2006 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of July 1, 2006 and December 31, 2005 and the results of operations and cash flows for the periods presented.

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

On May 9, 2006, our Board of Directors approved a three-for-two stock split. Shareholders of record as of May 25, 2006, received one additional share for every two shares owned, with fractional shares being redeemed for cash. The additional shares were distributed on June 8, 2006. All share and per share information herein reflect this stock split.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the Interpretation on our financial statements.

Other than our adoption of the accounting standard requiring the expensing of stock options (see Note 5), there were no additional new accounting pronouncements issued that are expected to have a material effect on our financial results.

2. Marketable Securities

We invest our cash in highly liquid investment grade debt instruments issued by the U.S. government and related agencies, municipalities and corporations with investment grade ratings.

Our investments have an original maturity of up to 36 months with a weighted-average time to maturity of 16 months as of July 1, 2006. Investments with an original maturity of less than 90 days are classified as cash equivalents. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. Investments are classified as held-to-maturity and carried at amortized cost. Marketable securities held at July 1, 2006 carried an amortized cost of $98.7 million and a fair value of $97.9 million.

3. Inventories

Inventories consist of the following (in thousands):

	July 1, 2006	December 31, 2005

Raw materials	$7,998	$6,549
Work in progress	295	226
Finished goods	16,889	15,207

	$25,182	$21,982

4. Credit Agreement

In June 2006, the Company entered into a five-year Syndicated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $100 million senior unsecured revolving credit facility available to be used by the Company for general corporate purposes, including acquisitions. The Company has the ability to increase available borrowings under the credit facility by an additional amount up to $75 million.

Borrowings under the credit facility bear interest at a floating rate and may be maintained as base rate loans (tied to the prime rate or the federal funds rate plus 0.5%) or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 1.0% depending on the Company’s leverage ratio, as defined.

The Company is subject to certain financial covenants under the agreement principally consisting of maximum leverage and minimum interest coverage ratios. The Company has remained in full compliance with all covenants from the time of the agreement through July 1, 2006. The Company has had no borrowings against the credit facility.

5. Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, since all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant.

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six months ended July 1, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

Current Period Impact of Adopting SFAS 123R

The following table shows the impact of adopting SFAS 123R on selected reported items (“As Reported”) as compared with previous reporting permitted by APB 25 (“Pro Forma”):

	Three Months Ended July 1, 2006
(in thousands, except per share amounts)	As Reported	Pro Forma	Increase (Decrease)

Income from operations	$16,462	$18,162	$(1,700)
Income before income taxes	17,223	18,923	(1,700)
Net income	10,741	11,932	(1,191)
Net cash provided by (used in):
Operating activities	(3,342)	122	(3,464)
Financing activities	477	(2,987)	3,464
Earnings per share:
Basic	$0.20	$0.22	$(0.02)
Diluted	0.19	0.21	(0.02)

	Six Months Ended July 1, 2006
(in thousands, except per share amounts)	As Reported	Pro Forma	Increase (Decrease)

Income from operations	$34,767	$37,943	$(3,176)
Income before income taxes	36,397	39,573	(3,176)
Net income	22,475	24,733	(2,258)
Net cash provided by (used in):
Operating activities	5,718	13,430	(7,712)
Financing activities	(9,570)	(17,282)	7,712
Earnings per share:
Basic	$0.42	$0.46	$(0.04)
Diluted	0.40	0.44	(0.04)

Prior Period Pro Forma

Results of operations for fiscal year 2005 and prior periods have not been restated to reflect recognition of stock-based compensation expense. If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share for the quarter and six months ended July 2, 2005 would have been as follows (in thousands, except per share amounts):

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005

Net income, as reported	$7,862	$16,504
Stock-based compensation cost, net of tax, included in net income	145	184
Stock-based compensation cost, net of tax, if fair value method had been applied	(990)	(1,785)
Pro forma net income	$7,017	$14,903

Net income per share:
Basic – as reported	$0.15	$0.31
Basic – pro forma	0.13	0.28

Diluted – as reported	$0.13	$0.28
Diluted – pro forma	0.12	0.25

Stock-Based Compensation Plans

The Company compensates officers, directors, and key employees with stock-based compensation under three stock plans approved by the Company’s shareholders in 1990, 1997 and 2004 and administered under the supervision of the Company’s Board of Directors. At July 1, 2006, a total of 2,001,000 shares were available for future grant under the stock plans. Stock option awards are granted at exercise prices equal to the average of the high and low prices of the Company’s stock on the date of grant. Generally, options vest proportionally on the first four or five anniversary dates of the grant and expire ten years from the grant date. Compensation expense is recognized ratably over the vesting period.

Stock option activity was as follows (in thousands, except per share amounts and years):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value *

Outstanding at December 31, 2005	6,067	$7.42
Granted	1,086	24.60
Exercised	(1,079)	5.31
Canceled	(74)	15.23
Outstanding at July 1, 2006	6,000	10.81	6.51	$73,511

Exercisable at July 1, 2006	4,087	6.52	5.28	$67,617

* Aggregate intrinsic value includes only those options where the exercise price is below the market value

Other information pertaining to options for the periods ended July 1, 2006 and July 2, 2005 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Weighted average grant date fair value of stock options granted	$12.51	$7.57	$12.79	$7.43
Total intrinsic value (at exercise) of stock options exercised	$8,214	$3,054	$20,603	$8,351
Cash received from the exercise of stock options	$2,350	$1,042	$6,468	$5,995
Excess income tax benefit from exercise of stock options	$3,075	$1,440	$7,712	$1,865

There were 1,086,000 options granted in the six months ended July 1, 2006, and 903,000 options granted in the six months ended July 2, 2005. At July 1, 2006, there was $16.8 million of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.6 years.

Determining Fair Value

We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. A description of significant assumptions used to estimate term, volatility, and risk-free interest rate follows.

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

The table below provides the weighted average assumptions used to calculate the fair value of awards granted during the first six months of 2006 and 2005:

	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005

Expected dividend yield	0%	0%
Expected stock price volatility	50%	60%
Risk-free interest rate	4.7%	4.0%
Expected life in years	5.7	5.0

Restricted and Performance Stock

The Company issues restricted and performance stock awards to certain employees in conjunction with its share-based compensation plan. The awards cliff-vest at four, five or ten years of service based on continued employment. Compensation expense related to stock awards is charged to earnings on a straight-line basis over the vesting period. Total compensation expense related to restricted and performance stock was $796,000 and $301,000 for the six months ended July 1, 2006 and July 2, 2005, respectively. All outstanding restricted and performance stock awards were unvested at July 1, 2006 and December 31, 2005. Restricted and performance stock activity was as follows (in thousands):

	Restricted Stock	Weighted- Average Grant Date Fair Value	Performance Stock	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2005	318	$11.78	68	$18.23
Granted	85	24.54	89	24.65
Canceled	(27)	15.17	(3)	21.87
Outstanding at July 1, 2006	376	14.39	154	21.87

At July 1, 2006, there was $6.6 million of unrecognized compensation expense related to non-vested restricted and performance share awards not yet recognized, which is expected to be recognized over a weighted average period of 3.4 years.

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

6. Net Income per Common Share

The following computations reconcile reported net income and net income per share basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income	$10,741	$7,862	$22,475	$16,504

Reconciliation of weighted average shares outstanding:
Basic weighted average shares outstanding	53,405	53,722	53,418	53,711
Effect of dilutive securities:
Options	2,618	2,576	2,740	2,631
Warrants	25	1,958	51	1,959
Restricted shares	197	300	187	281
Diluted weighted average shares outstanding	56,245	58,556	56,396	58,582

Net income per share – basic	$0.20	$0.15	$0.42	$0.31
Net income per share – diluted	0.19	0.13	0.40	0.28

Additional potentially dilutive securities totaling 949,000 and 952,000 for the three and six month periods ended July 1, 2006, respectively, and 959,000 and 951,000 for the three and six month periods ended July 2, 2005, respectively, have been excluded from diluted EPS because these securities’ exercise price was greater than the average market price of the Company’s common shares.

7. Litigation

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
•

Our ability to secure adequate sources of supply, especially considering our dependence on single sources of supply for some components and our just-in-time manufacturing process, as well as potential shortages of commodities;

•

Our ability to maintain sales volumes and profit margins and effectively manage the effects of inflationary pressures caused by rising fuel and commodity costs as well as fluctuating currency rates and increasing industry regulatory requirements, all which could increase product and service costs;

•

Our dependence on third parties for certain services, including without limitation product delivery and assembly services and consumer credit options, and the vulnerability of such third parties to commodity shortages, inflationary pressures, labor negotiations, liquidity concerns or other factors;

•	The impact of litigation claims, including the potential impact of any adverse publicity;
•	The capability of our information systems to meet our growing and increasingly complex business requirements and our ability to continue to upgrade our systems without disruptions to our business;
•	Our ability to successfully identify and respond to emerging and competitive trends in the bedding industry;
•	The level of competition in the bedding industry; and
•	General economic conditions and consumer confidence.

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

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

The percentages of our total net sales, by dollar volume, from each of our channels are summarized as follows:
Percent of sales:
Retail	75%	73%	77%	75%
Direct	10%	12%	10%	12%
E-Commerce	6%	5%	5%	5%
Wholesale	9%	10%	8%	8%

Total	100%	100%	100%	100%

The components of sales growth, including comparable store sales increases, are as follows:
Sales growth:
Same-store sales growth	16%	11%	17%	14%
New/closed stores, net	9%	7%	8%	7%

Retail total	25%	18%	25%	21%
Direct	5%	24%	3%	20%
E-Commerce	41%	32%	40%	28%
Wholesale	13%	88%	16%	62%

Total	22%	24%	23%	24%

The numbers of company-owned retail stores and independently owned and operated retail partner stores, are as follows:
Company-owned retail stores:
Beginning of period	402	370	396	370
Opened	10	8	18	13
Closed	—	(9)	(2)	(14)

End of period	412	369	412	369

Retail partner stores	492	121	492	121

We anticipate increasing our store count by between 40 to 45 net new retail stores during 2006. We also plan to increase our retail partner store count during 2006 to approximately 600 to 650 as we continue to partner with major mattress retailers and expand distribution to improve consumer convenience and leverage our growing brand awareness.

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

Increases in sales, along with controlling costs, have provided significant improvement to our operating income and operating margin. Generally in recent years, the majority of operating margin improvement has been generated through leverage in selling expenses (increased sales through the existing store base) and leverage of our existing infrastructure (we generally expect future general and administrative (G&A) growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base). During 2006 we expect our primary sources of leverage will be gross margin improvements (resulting from price increases implemented during the last half of 2005 in excess of cost increases and productivity improvements in manufacturing and logistics) and improved leverage of sales and marketing expenses. Although pricing actions have been taken, continued increases in commodity and fuel costs could adversely affect our profit margins. We will continue to evaluate the impact of these higher costs and manage the effect on our results of operations through cost reduction initiatives and/or pricing actions, where appropriate. We anticipate no leverage in G&A expenses during 2006 primarily due to incentive compensation costs including the adoption of SFAS 123R. We estimate the full-year impact of expensing stock options will be $0.08 per diluted share.

Our long-term target is to sustain sales growth rates between 15% and 20% with same-store growth between 7% and 12%, and annual earnings growth rates between 20% and 25%. Our annual earnings growth rate target excludes the incremental effects on compensation expense within cost of sales and operating expenses resulting from our expensing of stock options during fiscal 2006.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005
Net sales	$188.6	100.0%	$154.5	100.0%	$401.4	100.0%	$327.4	100.0%
Cost of sales	73.5	39.0%	65.0	42.1%	157.2	39.2%	135.8	41.5%
Gross profit	115.1	61.0%	89.5	57.9%	244.2	60.8%	191.6	58.5%

Operating expenses:
Sales and marketing	78.6	41.7%	64.0	41.4%	170.1	42.4%	139.1	42.5%
General and administrative	20.0	10.6%	13.3	8.6%	39.3	9.8%	26.7	8.2%
Total operating expenses	98.6	52.3%	77.3	50.0%	209.4	52.2%	165.8	50.6%
Operating income	16.5	8.7%	12.2	7.9%	34.8	8.7%	25.8	7.9%
Other income, net	0.8	0.4%	0.7	0.4%	1.6	0.4%	1.1	0.3%
Income before income taxes	17.2	9.1%	12.9	8.3%	36.4	9.1%	27.0	8.2%
Income tax expense	6.5	3.4%	5.0	3.2%	13.9	3.5%	10.5	3.2%
Net income	$10.7	5.7%	$7.9	5.1%	$22.5	5.6%	$16.5	5.0%

Net income per share:
Basic	$ 0.20	$ 0.15	$ 0.42	$ 0.31
Diluted	0.19	0.13	0.40	0.28
Weighted-average number of common shares:
Basic	53.4	53.7	53.4	53.7
Diluted	56.2	58.6	56.4	58.6

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

General and administrative expenses

General and administrative expenses include costs associated with management of functional areas, including information technology, human resources, finance, sales and marketing administration, risk management and research and development. Costs include salaries, bonus, stock option compensation expense and other benefits, information system hardware, software and maintenance, office facilities, insurance and other overhead. General and administrative expenses do not include stock option compensation expense in 2005 and prior periods.

Store closings and asset impairments

Store closing and asset impairment expenses include charges made against operating expenses for store-related or other capital assets that have been written off when a store is generating negative cash flows. We evaluate our long-lived assets, including leaseholds and fixtures in existing stores, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

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

Comparison of Three Months Ended July 1, 2006 with Three Months Ended July 2, 2005

Net sales

Net sales increased 22% to $188.6 million for the three months ended July 1, 2006 from $154.5 million for the three months ended July 2, 2005, due to a 10% increase in mattress unit sales and higher average selling prices in our company-controlled channels. The average selling price per bed (net sales divided by units shipped) in our company-controlled channels was $2,187, an increase of approximately 12% over second quarter last year. The higher average selling price resulted primarily from the home delivery and mattress price increases introduced in the fourth quarter of 2005, and improved product mix. The increase in mattress unit sales was driven primarily by growth in same-store sales and distribution expansion.

The increase in net sales by sales channel was attributable to (i) a $28.3 million increase in sales from our retail stores, including an increase in comparable store sales of $17.3 million and an increase of $11.0 million from new stores, net of stores closed, (ii) a $0.9 million increase in direct marketing sales, (iii) a $3.0 million increase in sales through our e-commerce channel and (iv) a $1.9 million increase in sales through our wholesale channel.

Gross profit

Gross profit increased to 61.0% for the three months ended July 1, 2006 from 57.9% for the three months ended July 2, 2005, primarily due to higher average selling prices, an increase in mattress unit sales, favorable changes in product mix (i.e., larger percentage of our total net sales from our higher margin products), productivity improvements in manufacturing and logistics, partially offset by increased product and delivery costs resulting from rising commodity and fuel costs.

Sales and marketing expenses

Sales and marketing expenses increased 23% to $78.6 million for the three months ended July 1, 2006 from $64.0 million for the three months ended July 2, 2005 and increased as a percentage of net sales to 41.7% from 41.4%. The $14.6 million increase was primarily due to additional media investments, increased number of stores, costs associated with a sales conference and variable costs due to higher sales. The increase as a percentage of net sales was comprised primarily of 0.6 percentage point (ppt) increase in selling expense due to a company-wide sales conference during the second quarter of 2006 and 0.6 ppt increase in advertising production costs associated with the launch of our new advertising campaign, partially offset by 0.4 ppt leverage of media and a 0.5 ppt leverage of sales compensation over higher sales. We generally expect sales and marketing expense growth rates to be lower than the rate of net sales growth due to leveraging the fixed component of sales and marketing expenses across a higher sales base, while reinvesting some of these leverage benefits into higher levels of media investments.

General and administrative expenses

General and administrative (G&A) expenses increased 51% to $20.0 million for the three months ended July 1, 2006 from $13.3 million for the three months ended July 2, 2005 and increased as a percentage of net sales to 10.6% from 8.6% for the prior-year period. The dollar and percentage increases in G&A were comprised primarily of higher professional fees, increased compensation and benefits expenses related to additional headcount, the adoption of SFAS 123R requiring the expensing of stock option compensation and additional incentive compensation costs resulting from our improved performance. We generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base, although we anticipate no leverage in 2006 principally due to increased incentive compensation expense including the impact of SFAS 123R.

Other income

Other income increased $0.1 million to $0.8 million for the three months ended July 1, 2006 from $0.7 million for the three months ended July 2, 2005. The improvement is primarily due to higher interest income resulting from higher interest rates and higher average balances of invested cash.

Income tax expense

Income tax expense increased $1.5 million to $6.5 million for the three months ended July 1, 2006 from $5.0 million for the three months ended July 2, 2005. The effective tax rate was 37.6% in 2006 and 38.8% in 2005. The decrease in the effective tax rate was principally due to increased interest income from tax exempt securities.

Comparison of Six Months Ended July 1, 2006 with Six Months Ended July 2, 2005

Net sales

Net sales increased 23% to $401.4 million for the six months ended July 1, 2006 from $327.4 million for the six months ended July 2, 2005, due to a 10% increase in mattress unit sales and higher average selling prices in our company-controlled channels. The average selling price per bed in our company-controlled channels was $2,181, an increase of approximately 12% over the six months ended July 2, 2005. The higher average selling price resulted primarily from the home delivery and mattress price increases introduced in the fourth quarter of 2005, and improved product mix. The increase in mattress unit sales was driven primarily by growth in same-store sales and distribution expansion.

The increase in net sales by sales channel was attributable to (i) a $62.3 million increase in sales from our retail stores, including an increase in comparable store sales of $40.9 million and an increase of $21.4 million from new stores, net of stores closed, (ii) a $1.2 million increase in direct marketing sales, (iii) a $6.2 million increase in sales through our e-commerce channel and (iv) a $4.3 million increase in sales through our wholesale channel.

Gross profit

Gross profit increased to 60.8% for the six months ended July 1, 2006 from 58.5% for the six months ended

July 2, 2005, primarily due to higher average selling prices, an increase in mattress unit sales and favorable changes in product mix (i.e., larger percentage of our total net sales from our higher margin products), productivity improvements in manufacturing and logistics, partially offset by increased product and delivery costs resulting from rising commodity and fuel costs, and a correction in warranty accruals to include freight costs which had not been included in prior periods. This correction did not have a material impact on current or prior periods.

Sales and marketing expenses

Sales and marketing expenses increased 22% to $170.1 million for the six months ended July 1, 2006 from $139.1 million for the six months ended July 2, 2005 and decreased as a percentage of net sales to 42.4% from 42.5%. The $31.1 million increase was primarily due to additional media investments, increased number of stores and variable costs due to higher sales. The decrease as a percentage of net sales was comprised primarily of a 0.8 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales, partially offset by 0.3 ppt increase in selling expense due to a company-wide sales conference in 2006 and 0.4 ppt increase in advertising production costs associated with our new advertising campaign. We generally expect sales and marketing expense growth rates to be lower than the rate of net sales growth due to leveraging the fixed component of sales and marketing expenses across a higher sales base, while reinvesting some of these leverage benefits into higher levels of media investments.

General and administrative expenses

General and administrative (G&A) expenses increased 47% to $39.3 million for the six months ended July 1, 2006 from $26.7 million for the six months ended July 2, 2005 and increased as a percentage of net sales to 9.8% from 8.2% for the prior-year period. The dollar and percentage increases in G&A were comprised primarily of additional incentive compensation costs resulting from our improved performance, the adoption of SFAS 123R requiring the expensing of stock option compensation, increased compensation and benefits expenses related to additional headcount and higher professional fees. We generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base, although we anticipate no leverage in 2006 principally due to increased incentive compensation expense including the impact of SFAS 123R.

Other income

Other income increased $0.5 million to $1.6 million for the six months ended July 1, 2006 from $1.1 million for the six months ended July 2, 2005. The improvement is primarily due to higher interest income resulting from higher interest rates and higher average balances of invested cash.

Income tax expense

Income tax expense increased $3.5 million to $13.9 million for the six months ended July 1, 2006 from $10.5 million for the six months ended July 2, 2005. The effective tax rate was 38.3% and 38.8% in 2006 and 2005, respectively. The decrease in the effective tax rate was principally due to increased interest income from tax exempt securities.

Liquidity and Capital Resources

As of July 1, 2006, we had cash and marketable securities of $94.3 million, of which $38.3 million was classified as a current asset. As of December 31, 2005, cash and marketable securities totaled $112.1 million, of which $57.0 million was classified as a current asset. Net working capital totaled $20.7 million as of July 1, 2006 compared to $10.2 million as of December 31, 2005. The increase in net working capital was due primarily to increases in accounts receivable and inventories partially offset by decreased customer prepayments. The $17.8 million decline in cash and marketable securities was the result of generating $5.7 million of cash provided by operating activities, reduced by $14.0 million of capital expenditures and $9.6 million of cash used in financing activities (principally the $23.8 million repurchase of shares of our stock net of cash from stock option exercises and related tax benefits). We expect to generate positive cash flows from operations in the future, and do not anticipate any significant additional working capital requirements from organic business growth.

We generated cash from operations for the six months ended July 1, 2006 and July 2, 2005 of $5.7 million and $19.4 million, respectively. The $13.7 million year-to-year decline in cash from operations resulted primarily from increases in net operating assets and liabilities of $21.1 million, partially offset by improved operating income for the six months ended July 1, 2006. The increase in net operating assets and liabilities was principally due to an increase in prepaid expenses resulting from higher payments for estimated income taxes, an increase in accounts receivable resulting from increased wholesale sales and the timing of QVC shows, decreases in accrued compensation and benefits due to annual incentive compensation payments made during the first quarter and the decrease in customer prepayments (the timing of cash received on customer orders in advance of our fulfillment).

Net cash used in investing activities was $29.0 million and $7.5 million for the six months ended July 1, 2006 and July 2, 2005, respectively. The increase in net cash used in investing activities was principally due to increased investments of excess cash in marketable securities and increased capital expenditures during the first six months of 2006. In both periods, our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. In the first six months of 2006 we opened 18 and remodeled 15 retail stores, while in the first six months of 2005 we opened 13 and remodeled 12 retail stores. We anticipate increasing our retail store count by 40 to 45 during 2006. We will fund the investment in new and upgraded stores with cash on hand and cash generated from operations. We expect our new stores to be cash flow positive within the first 12 months of operations and, as a result, do not anticipate a negative effect on net cash needs.

Net cash used in financing activities increased to $9.6 million for the six months ended July 1, 2006, compared to $6.4 million for the six months ended July 2, 2005. The $3.2 million increase in cash used in financing activities resulted from an $11.4 million increase in repurchases of common stock, partially offset by the change in the classification of the excess tax benefit from stock option exercises of $7.7 million from operating to financing in accordance with SFAS 123R and an increase of $0.5 million received for exercises of stock options and warrants. We may make additional purchases of our common stock from time-to-time, subject to market conditions and at prevailing market prices, through open market purchases. Total outstanding stock repurchase authorization at July 1, 2006 was $144.7 million. We may terminate or limit the stock repurchase program at any time.

Cash generated from operations should be a sufficient source of liquidity for the short- and long- term and should provide adequate funding for capital expenditures and common stock repurchases, if any. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations.

In June 2006, we obtained a $100 million bank revolving line of credit to provide additional financial flexibility for the Company to pursue its long-term growth strategies. The line of credit is a five-year senior unsecured revolving facility available to be used by the Company for general corporate purposes, including acquisitions. The Company has the ability to increase available borrowings under the credit facility by an additional amount up to $75 million.

Borrowings under the credit facility bear interest at a floating rate and may be maintained as base rate loans (tied to the prime rate or the federal funds rate plus 0.5%) or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 1.0% depending on the Company’s leverage ratio, as defined. We are subject to certain financial covenants under the agreement, principally consisting of maximum leverage and minimum interest coverage ratios. We have remained, and expect to remain in the foreseeable future, in full compliance with all covenants. We currently have no borrowings outstanding under this credit agreement.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Our business, financial condition and operating results are subject to a number of risks and uncertainties, including both those that are specific to our business and others that affect all businesses operating in a global environment. Investors should carefully consider the information in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also the information under the heading “Risk Factors” in our most recent Annual Report on Form 10-K. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our company. Other factors may also exist that we cannot anticipate or that we may consider immaterial based on information currently available.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (a) – (b) Not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

Period	Total Number of Shares including Non-Qualified	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Availability
Fiscal April 2006	—	—	—
Fiscal May 2006	108	$23.40	108
Fiscal June 2006	126	$22.24	126
Total	234	$22.77	234	$144,663

(1) The Finance Committee of the Board of Directors reviews, on a quarterly basis, the authority granted as well as any repurchases under this program. The repurchase authorization expires in 2008.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 9, 2006. The following individuals were elected as Directors of the Company at the Annual Meeting to serve for terms of three years expiring at the 2009 Annual Meeting of Shareholders or until their successors are elected and qualified. All shares presented below have been adjusted for our three-for-two stock split. Shares voted in favor of these Directors and shares withheld were as follows:

Christine M. Day

Shares For	50,160,884
Shares Withheld	170,694

Stephen L. Gulis, Jr.

Shares For	50,145,411
Shares Withheld	186,167

Ervin R. Shames

Shares For	50,163,635
Shares Withheld	167,943

In addition to the Directors named above, the following Directors’ terms continued after the Annual Meeting and will expire at the Annual Meeting of Shareholders in the year indicated below:

Name	Term Expires

Thomas J. Albani	2007
David T. Kollat	2007
William R. McLaughlin	2007
Christopher P. Kirchen	2008
Brenda J. Lauderback	2008
Michael A. Peel	2008
Jean-Michel Valette	2008

Shareholders approved the material terms of the performance goals under the Select Comfort Corporation Executive and Key Employee Incentive Plan. Shares voted in favor and against the plan were as follows:

Shares For	47,615,318
Shares Against	886,664

Shareholders approved the Select Comfort Corporation Non-Employee Director Equity Plan. Shares voted in favor and against the plan were as follows:

Shares For	31,379,478
Shares Against	6,336,500

Shareholders also approved the appointment of KPMG LLP, certified public accountants, as independent auditors for the fiscal year ending December 30, 2006. Shares voted in favor and against this appointment were as follows:

Shares For	49,934,969
Shares Against	372,219

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

Exhibit Number	Description

10.1	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006.
10.2	Profit Participation Agreement by and between Opus Northwest LLC and Select Comfort Corporation dated July 26, 2006.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION

/s/ William R. McLaughlin
August 10, 2006	William R. McLaughlin
Chairman and Chief Executive Officer (principal executive officer)

/s/ James C. Raabe
James C. Raabe
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006.
10.2	Profit Participation Agreement by and between Opus Northwest LLC and Select Comfort Corporation dated July 26, 2006.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.