Form 10-Q
period 2006-09-30
SELECT COMFORT CORP
filed 2006-10-27
CIK 827187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 20, 2006, 52,672,000 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	(Unaudited) September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$26,029	$32,863
Marketable securities – current	35,994	24,122
Accounts receivable, net of allowance for doubtful accounts of $521 and $552, respectively	17,120	10,109
Inventories	26,030	21,982
Prepaid expenses	9,658	9,841
Deferred income taxes	6,641	6,139
Total current assets	121,472	105,056

Marketable securities – non-current	50,699	55,102
Property and equipment, net	58,778	53,866
Deferred income taxes	15,551	11,256
Other assets	3,533	3,554
Total assets	$250,033	$228,834

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,225	$31,655
Consumer prepayments	10,489	14,718
Accruals:
Sales returns	4,168	5,403
Compensation and benefits	24,814	24,839
Taxes and withholding	8,273	9,624
Other	10,912	8,659
Total current liabilities	105,881	94,898

Other long-term accrued liabilities	15,132	12,589
Total liabilities	121,013	107,487

Shareholders’ equity:
Undesignated preferred stock; 7,500 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 142,500 shares authorized, 52,680 and 53,598 shares issued and outstanding, respectively	527	536
Additional paid-in capital	28,120	56,854
Retained earnings	100,373	63,957
Total shareholders’ equity	129,020	121,347
Total liabilities and shareholders’ equity	$250,033	$228,834

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$208,314	$175,833	$609,685	$503,185
Cost of sales	78,610	71,041	235,763	206,806
Gross profit	129,704	104,792	373,922	296,379
Operating expenses:
Sales and marketing	87,708	72,704	257,848	211,777
General and administrative	18,327	13,791	57,638	40,476
Asset impairment charges	1,763	162	1,763	162
Operating income	21,906	18,135	56,673	43,964
Other income:
Interest income	618	405	2,248	1,543
Income before income taxes	22,524	18,540	58,921	45,507
Income tax expense	8,583	7,094	22,505	17,557
Net income	$13,941	$11,446	$36,416	$27,950

Net income per share – basic	$0.26	$0.21	$0.68	$0.52
Weighted average shares – basic	52,766	53,457	53,201	53,631

Net income per share – diluted	$0.25	$0.20	$0.65	$0.48
Weighted average shares – diluted	55,304	57,492	56,068	58,223

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	September 30, 2006	October 1, 2005

Cash flows from operating activities:
Net income	$36,416	$27,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,261	11,586
Share-based compensation	6,115	549
Loss on disposal and impairment of assets	1,806	165
Excess income tax benefits from stock option exercises	—	2,391
Changes in deferred income taxes	(4,797)	(3,010)
Changes in operating assets and liabilities:
Accounts receivable	(7,011)	(2,110)
Inventories	(4,048)	(1,542)
Prepaid expenses and other assets	178	(2,629)
Accounts payable	15,570	2,809
Consumer prepayments	(4,229)	3,920
Accrued sales returns	(1,235)	210
Accrued compensation and benefits	(25)	8,421
Accrued taxes and withholding	(1,351)	2,096
Other accruals and liabilities	4,796	5,014
Net cash provided by operating activities	56,446	55,820

Cash flows from investing activities:
Purchases of property and equipment	(20,953)	(19,860)
Investments in marketable securities	(28,369)	(22,615)
Proceeds from maturity of marketable securities	20,900	27,125
Net cash used in investing activities	(28,422)	(15,350)

Cash flows from financing activities:
Repurchase of common stock	(49,512)	(46,201)
Proceeds from issuance of common stock	7,163	6,887
Excess income tax benefits from stock option exercises	7,491	—
Net cash used in financing activities	(34,858)	(39,314)

(Decrease) increase in cash and cash equivalents	(6,834)	1,156
Cash and cash equivalents, at beginning of period	32,863	15,066
Cash and cash equivalents, at end of period	$26,029	$16,222

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for –
Income taxes	$22,175	$16,764

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1. Basis of Financial Statement Presentation

The consolidated financial statements as of and for the three and nine months ended September 30, 2006 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005 and the results of operations and cash flows for the periods presented. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for any quarterly period may not be indicative of operating results for the full year. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

On May 9, 2006, our Board of Directors approved a three-for-two stock split. Shareholders of record as of May 25, 2006, received one additional share for every two shares owned, with fractional shares being redeemed for cash. The additional shares were distributed on June 8, 2006. All share and per share information herein reflects this stock split.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting policies consist of stock-based compensation, revenue recognition, store closing and long-lived asset impairment expenses, accrued warranty costs and accrued sales returns.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. Our accounting policy is to present the taxes on a net basis. The adoption of EITF 06-3 in the first quarter of 2007 will not result in a change to our accounting policy and, accordingly, will not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation, but do not expect the Interpretation to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for our fiscal year beginning December 30, 2007, with early adoption permitted. We have not completed our evaluation, but do not expect SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 30, 2006, with early application encouraged. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

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

Our investments have an original maturity of up to 36 months with a weighted-average time to maturity of 11 months as of September 30, 2006. Investments with an original maturity of less than 90 days are classified as cash equivalents. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. Investments are classified as held-to-maturity and carried at amortized cost. Marketable securities held at September 30, 2006 carried an amortized cost of $86.7 million and a fair value of $86.3 million.

3. Inventories

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Raw materials	$7,409	$6,549
Work in progress	321	226
Finished goods	18,300	15,207
	$26,030	$21,982

4. Credit Agreement

In June 2006, we entered into a five-year Syndicated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $100 million senior unsecured revolving credit facility available to be used by us for general corporate purposes. Borrowings available under the credit facility can be increased by an additional amount up to $75 million.

Borrowings under the credit facility bear interest at a floating rate and may be maintained as base rate loans (tied to the prime rate or the federal funds rate plus 0.5%) or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 1.0% depending on our leverage ratio, as defined.

We are subject to certain financial covenants under the agreement principally consisting of maximum leverage and minimum interest coverage ratios. We have remained in full compliance with all covenants from the time of the agreement through September 30, 2006. There have been no borrowings against the credit facility.

5. Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in our Consolidated Statements of Operations, since all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant.

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

Current Period Impact of Adopting SFAS 123R

The following table shows the impact of adopting SFAS 123R on selected reported items (“As Reported”) as compared with previous reporting permitted by APB 25 (“Pro Forma”):

	Three Months Ended September 30, 2006
(in thousands, except per share amounts)	As Reported	Pro Forma	Increase (Decrease)

Operating income	$21,906	$23,639	(1,733)
Income before income taxes	22,524	24,257	(1,733)
Net income	13,941	15,137	(1,196)
Net cash provided by (used in):
Operating activities	50,730	50,509	221
Financing activities	(25,288)	(25,067)	(221)
Earnings per share:
Basic	$0.26	$0.29	$(0.03)
Diluted	0.25	0.27	(0.02)

	Nine Months Ended September 30, 2006
(in thousands, except per share amounts)	As Reported	Pro Forma	Increase (Decrease)

Operating income	$56,673	$61,582	(4,909)
Income before income taxes	58,921	63,830	(4,909)
Net income	36,416	39,875	(3,459)
Net cash provided by (used in):
Operating activities	56,448	63,939	(7,491)
Financing activities	(34,858)	(42,349)	7,491
Earnings per share:
Basic	$0.68	$0.75	$(0.07)
Diluted	0.65	0.71	(0.06)

Prior Period Pro Forma

Results of operations for fiscal year 2005 and prior periods have not been restated to reflect recognition of stock-based compensation expense. If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share for the three and nine months ended October 1, 2005 would have been as follows (in thousands, except per share amounts):

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005

Net income, as reported	$11,446	$27,950
Stock-based compensation cost, net of tax, included in net income	155	338
Stock-based compensation cost, net of tax, if fair value method had been applied	(1,039)	(2,823)
Pro forma net income	$10,562	$25,465

Net income per share:
Basic – as reported	$0.21	$0.52
Basic – pro forma	0.20	0.47

Diluted – as reported	$0.20	$0.48
Diluted – pro forma	0.18	0.44

Stock-Based Compensation Plans

The Company compensates officers, directors, and key employees with stock-based compensation under three stock plans approved by the Company’s shareholders in 1990, 1997 and 2004 and administered under the supervision of the Company’s Board of Directors. At September 30, 2006, a total of 2,002,000 shares were available for future grant under the stock plans. Stock option awards are granted at exercise prices equal to the average of the high and low prices of the Company’s stock on the date of grant. Generally, options vest proportionally over periods of three to four years from the dates of the grant and expire after ten years. Compensation expense is recognized ratably over the vesting period.

Stock option activity was as follows for the nine months ended September 30, 2006 (in thousands, except per share amounts and years):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value *

Outstanding at December 31, 2005	6,067	$7.42
Granted	1,110	24.53
Exercised	(1,134)	5.42
Canceled	(111)	16.08
Outstanding at September 30, 2006	5,932	10.84	6.08	$65,441

Exercisable at September 30, 2006	4,087	6.59	4.78	$62,449

* Aggregate intrinsic value includes only those options where the exercise price is below the market value

Other information pertaining to options for the periods ended September 30, 2006 and October 1, 2005 was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Weighted average grant date fair value of stock options granted	$10.79	$7.52	$12.76	$7.44
Total intrinsic value (at exercise) of stock options exercised	$678	$2,666	$21,281	$11,017
Cash received from the exercise of stock options	$695	$892	$7,163	$6,887
Excess income tax benefit from exercise of stock options	$(221)	$526	$7,491	$2,391

There were 1,110,000 options granted in the nine months ended September 30, 2006, and 936,000 options granted in the nine months ended October 1, 2005. At September 30, 2006, there was $15.3 million of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.4 years.

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

The table below provides the weighted average assumptions used to calculate the fair value of awards granted during 2006 and 2005:

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005

Expected dividend yield	0%	0%	0%	0%
Expected volatility	50%	60%	50%	60%
Risk-free interest rate	4.7%	4.0%	4.7%	4.0%
Expected term (in years)	5.2	5.0	5.6	4.9

Restricted and Performance Stock

The Company issues restricted and performance stock awards to certain employees in conjunction with its share-based compensation plan. The awards cliff-vest at four, five or ten years of service based on continued employment. Compensation expense related to stock awards is charged to earnings on a straight-line basis over the vesting period. Total compensation expense related to restricted and performance stock was $410,000 and $251,000 for the three months ended September 30, 2006 and October 1, 2005, respectively. Total compensation expense related to restricted and performance stock was $1,206,000 and $551,000 for the nine months ended September 30, 2006 and October 1, 2005, respectively. All outstanding restricted and performance stock awards were unvested at September 30, 2006 and December 31, 2005. Restricted and performance stock activity was as follows for the nine months ended September 30, 2006 (in thousands, except per share amounts):

	Restricted Stock	Weighted-Average Grant Date Fair Value	Performance Stock	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2005	318	$ 11.78	68	$ 18.23
Granted	104	23.64	89	24.65
Canceled	(43)	16.06	(8)	20.92
Outstanding at September 30, 2006	379	14.53	149	21.92

At September 30, 2006, there was $6.3 million of unrecognized compensation expense related to non-vested restricted and performance share awards not yet recognized, which is expected to be recognized over a weighted average period of 3.2 years.

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

6. Asset Impairment Charges

During the three months ended September 30, 2006, we determined that certain software that we had been developing would not be installed in its current configuration and would be abandoned. As a result, we recognized an impairment charge of $1,248,000. We also determined during the three months ended September 30, 2006 that certain store assets were impaired and recognized an impairment charge for the difference between fair value and net book value of $515,000.

7. Net Income per Common Share

The following computations reconcile reported net income and net income per share basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net income	$13,941	$11,446	$36,416	$27,950

Reconciliation of weighted average shares outstanding:
Basic weighted average shares outstanding	52,766	53,457	53,201	53,631
Effect of dilutive securities:
Options	2,350	2,359	2,639	2,541
Warrants	3	1,363	35	1,760
Restricted shares	185	313	193	291
Diluted weighted average shares outstanding	55,304	57,492	56,068	58,223

Net income per share – basic	$0.26	$0.21	$0.68	$0.52
Net income per share – diluted	0.25	0.20	0.65	0.48

Additional potentially dilutive securities totaling 1,068,000 for the three and nine month periods ended September 30, 2006, and 1,119,000 and 1,016,000 for the three and nine month periods ended October 1, 2005, respectively, have been excluded from diluted net income per share because these securities’ exercise price was greater than the average market price of our common shares.

8. Litigation

We are involved in various legal actions and other disputes arising in the ordinary course of business. In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are accrued in our consolidated financial statements and the ultimate outcome of these matters are not expected to have a material effect on our consolidated financial position or results of operations.

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
•

The capability of our information systems to meet our growing and increasingly complex business requirements and our ability to continue to upgrade our systems on a cost-effective basis and without disruptions to our business;

•	Our ability to successfully implement systems and manufacturing process changes designed to enable us to comply with pending federal flammability standards on a cost-effective basis;
•	Our ability to successfully identify and respond to emerging and competitive trends in the bedding industry;
•	The level of competition in the bedding industry; and
•	General economic conditions and consumer confidence.

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

We generate sales by selling our products through four complementary distribution channels. Three of these channels: retail, direct marketing and e-commerce, are company-controlled and sell directly to consumers. Our wholesale channel sells to leading home furnishings retailers, specialty bedding retailers, the QVC shopping channel and to several end users such as Radisson Hotels and Resorts®.

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

The percentages of our total net sales, by dollar volume, from each of our channels are summarized as follows:
Percent of sales:
Retail	76%	77%	76%	76%
Direct	9%	10%	10%	11%
E-Commerce	5%	5%	5%	5%
Wholesale	10%	8%	9%	8%
Total	100%	100%	100%	100%

The components of sales growth, including comparable store sales increases, are as follows:
Sales growth:
Same-store(1) sales growth	7%	15%	13%	14%
New/closed stores, net	10%	5%	9%	7%
Retail total	17%	20%	22%	21%
Direct	4%	10%	3%	17%
E-Commerce	26%	41%	35%	32%
Wholesale	49%	48%	27%	56%
Total	18%	22%	21%	23%

The numbers of company-owned retail stores and independently owned and operated retail partner stores, are as follows:
Company-owned retail stores:
Beginning of period	412	369	396	370
Opened	15	19	33	32
Closed	(2)	—	(4)	(14)
End of period	425	388	425	388

Retail partner stores	727	264	727	264

(1)	Stores enter the same-store calculation in the 13th full month of operation. Stores that have been remodeled or relocated within the same shopping center remain in the same-store base.

We anticipate increasing our store count by between 40 to 45 net new retail stores during 2006. We also plan to increase our retail partner store count during 2006 to 800 as we continue to partner with major mattress retailers and expand distribution to improve consumer convenience and leverage our growing brand awareness.

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

Increases in sales, along with controlling costs, have provided significant improvement to our operating income and operating margin. Generally in recent years, the majority of operating margin improvement has been generated through leverage in selling expenses (increased sales through the existing store base) and leverage of our existing infrastructure (we generally expect future general and administrative (G&A) growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base). During 2006 we expect our primary sources of leverage will be gross margin improvements (resulting from price increases implemented during the last half of 2005 and productivity improvements in manufacturing and logistics in excess of cost increases) and improved leverage of sales and marketing expenses. Although pricing actions have been taken, continued increases in commodity and fuel costs could adversely affect our profit margins. We will continue to evaluate the impact of these higher costs and manage the effect on our results of operations through cost reduction initiatives and/or pricing actions, where appropriate. We anticipate de-leverage in G&A expenses during 2006 primarily due to incentive compensation costs including the adoption of SFAS 123R. We estimate the full-year impact of expensing stock options will be $0.08 per diluted share.

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

	Three Months Ended				Nine Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
Net sales	$208.3	100.0%	$175.8	100.0%	$609.7	100.0%	$503.2	100.0%
Cost of sales	78.6	37.7%	71.0	40.4%	235.8	38.7%	206.8	41.1%
Gross profit	129.7	62.3%	104.8	59.6%	373.9	61.3%	296.4	58.9%
Operating expenses:
Sales and marketing	87.7	42.1%	72.7	41.3%	257.8	42.3%	211.8	42.1%
General and administrative	18.3	8.8%	13.8	7.8%	57.6	9.5%	40.5	8.0%
Asset impairment charges	1.8	0.8%	0.2	0.1%	1.8	0.3%	0.2	0.0%
Total operating expenses	107.8	51.8%	86.7	49.3%	317.2	52.0%	252.4	50.2%
Operating income	21.9	10.5%	18.1	10.3%	56.7	9.3%	44.0	8.7%
Other income, net	0.6	0.3%	0.4	0.2%	2.2	0.4%	1.5	0.3%
Income before income taxes	22.5	10.8%	18.5	10.5%	58.9	9.7%	45.5	9.0%
Income tax expense	8.6	4.1%	7.1	4.0%	22.5	3.7%	17.6	3.5%
Net income	$13.9	6.7%	$11.4	6.5%	$36.4	6.0%	$28.0	5.6%

Net income per share:
Basic	$ 0.26		$ 0.21		$ 0.68		$ 0.52
Diluted	0.25		0.20		0.65		0.48
Weighted-average number of common shares:
Basic	52.8		53.5		53.2		53.6
Diluted	55.3		57.5		56.1		58.2

Net sales

We record sales at the time product is shipped to our customer, except when beds are delivered and set up by our home delivery employees, in which case sales for products and home delivery services is recorded at the time the bed is delivered and set up in the home. Sales are recorded net of sales taxes. We reduce sales for estimated returns at the time revenue is recognized. This estimate is based on historical return rates, which have been reasonably consistent from period to period. If actual returns vary from expected rates, sales in future periods are adjusted, which could have a material adverse effect on future results of operations. Historically, we have not experienced material adjustments to the financial statements due to changes to these estimates.

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

General and administrative expenses

General and administrative expenses include costs associated with management of functional areas, including information technology, human resources, finance, sales and marketing administration, risk management and research and development. Costs include salaries, bonus, stock-based compensation expense and other benefits, information system hardware, software and maintenance, office facilities, insurance and other overhead. General and administrative expenses do not include stock option compensation expense in 2005 and prior periods.

Store closings and asset impairments

Store closing and asset impairment expenses include charges made against operating expenses for store-related or other capital assets that have been written off when a store is generating negative cash flows. We evaluate our long-lived assets, including leaseholds and fixtures in existing stores, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. See Note 6 to the Consolidated Financial Statements.

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

Comparison of Three Months Ended September 30, 2006 with Three Months Ended October 1, 2005

Net sales

Net sales increased 18% to $208.3 million for the three months ended September 30, 2006 from $175.8 million for the three months ended October 1, 2005. Sales of mattress units increased 8% overall and the average selling price per bed (mattress sales divided by mattress units) in our company-controlled channels increased 6% to $1,712, while sales of other products and services increased by 25%.

The increase in net sales by sales channel was attributable to (i) a $22.7 million increase in sales from our retail stores, including an increase in comparable-store sales of $9.3 million and an increase of $13.4 million from new stores, net of stores closed, (ii) a $0.6 million increase in direct marketing sales, (iii) a $2.3 million increase in sales through our e-commerce channel and (iv) a $6.9 million increase in sales through our wholesale channel.

Gross profit

Gross profit increased to 62.3% for the three months ended September 30, 2006 from 59.6% for the three months ended October 1, 2005, primarily due to higher average selling prices, an increase in mattress unit sales and productivity improvements in manufacturing and logistics, partially offset by increased product and delivery costs resulting from rising commodity and fuel costs.

Sales and marketing expenses

Sales and marketing expenses increased 21% to $87.7 million for the three months ended September 30, 2006 from $72.7 million for the three months ended October 1, 2005 and increased as a percentage of net sales to 42.1% from 41.3%. The $15.0 million increase was primarily due to additional media investments, increased number of stores and variable costs due to higher sales. The increase as a percentage of net sales was comprised primarily of 0.8 percentage point (ppt) increase in media, and 0.5 ppt increase in promotional expenses, partially offset by 0.9 ppt leverage of sales compensation over higher sales. We generally expect sales and marketing expense growth rates to be lower than the rate of net sales growth due to leveraging the fixed component of sales and marketing expenses across a higher sales base, while reinvesting some of these leverage benefits into higher levels of media investments.

General and administrative expenses

General and administrative (G&A) expenses increased 33% to $18.3 million for the three months ended September 30, 2006 from $13.8 million for the three months ended October 1, 2005 and increased as a percentage of net sales to 8.8% from 7.8% for the prior-year period. The dollar and percentage increases in G&A were comprised primarily of increased compensation and benefits expenses related to additional headcount, the adoption of SFAS 123R requiring the expensing of stock option compensation and higher professional fees. We generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base, although we anticipate de-leverage in 2006 principally due to increased incentive compensation expense including the impact of SFAS 123R.

Other income

Other income increased $0.2 million to $0.6 million for the three months ended September 30, 2006 from $0.4 million for the three months ended October 1, 2005. The improvement is primarily due to higher interest income resulting from higher interest rates and higher average balances of invested cash.

Income tax expense

Income tax expense increased $1.5 million to $8.6 million for the three months ended September 30, 2006 from $7.1 million for the three months ended October 1, 2005. The effective tax rate was 38.1% in 2006 and 38.3% in 2005. The decrease in the effective tax rate was principally due to increased interest income from tax exempt securities.

Comparison of Nine Months Ended September 30, 2006 with Nine Months Ended October 1, 2005

Net sales

Net sales increased 21% to $609.7 million for the nine months ended September 30, 2006 from $503.2 million for the nine months ended October 1, 2005. Sales of mattress units increased 9% overall and the average selling price per bed (mattress sales divided by mattress units) in our company-controlled channels increased 8% to $1,702, while sales of other products and services increased by 33%.

The increase in net sales by sales channel was attributable to (i) an $85.1 million increase in sales from our retail stores, including an increase in comparable store sales of $50.2 million and an increase of $34.9 million from new stores, net of stores closed, (ii) a $1.8 million increase in direct marketing sales, (iii) an $8.4 million increase in sales through our e-commerce channel and (iv) an $11.2 million increase in sales through our wholesale channel.

Gross profit

Gross profit increased to 61.3% for the nine months ended September 30, 2006 from 58.9% for the nine months ended October 1, 2005, primarily due to higher average selling prices, an increase in mattress unit sales and productivity improvements in manufacturing and logistics, partially offset by increased product and delivery costs resulting from rising commodity and fuel costs, and a correction in warranty accruals to include freight costs which had not been included in prior periods. This correction did not have a material impact on current or prior periods.

Sales and marketing expenses

Sales and marketing expenses increased 22% to $257.8 million for the nine months ended September 30, 2006 from $211.8 million for the nine months ended October 1, 2005 and increased as a percentage of net sales to 42.3% from 42.1%. The $46.1 million increase was primarily due to additional media investments, increased number of stores and variable costs due to higher sales. The increase as a percentage of net sales was comprised primarily of 0.3 ppt increase in advertising production costs associated with the launch of our new advertising campaign, 0.3 ppt increase in promotional expenses and 0.2 ppt increase in media, partially offset by 0.6 ppt leverage of sales compensation over higher sales. We generally expect sales and marketing expense growth rates to be lower than the rate of net sales growth due to leveraging the fixed component of sales and marketing expenses across a higher sales base, while reinvesting some of these leverage benefits into higher levels of media investments.

General and administrative expenses

General and administrative (G&A) expenses increased 42% to $57.6 million for the nine months ended September 30, 2006 from $40.5 million for the nine months ended October 1, 2005 and increased as a percentage of net sales to 9.5% from 8.0% for the prior-year period. The dollar and percentage increases in G&A were comprised primarily of increased compensation costs related to the adoption of SFAS 123R requiring the expensing of stock option compensation, increased compensation and benefits expenses related to additional headcount, higher professional fees and additional incentive compensation costs resulting from our performance. We generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base, although we anticipate de-leverage in 2006 principally due to increased incentive compensation expense including the impact of SFAS 123R.

Other income

Other income increased $0.7 million to $2.2 million for the nine months ended September 30, 2006 from $1.5 million for the nine months ended October 1, 2005. The improvement is primarily due to higher interest income resulting from higher interest rates and higher average balances of invested cash.

Income tax expense

Income tax expense increased $4.9 million to $22.5 million for the nine months ended September 30, 2006 from $17.6 million for the nine months ended October 1, 2005. The effective tax rate was 38.2% and 38.6% in 2006 and 2005, respectively. The decrease in the effective tax rate was principally due to increased interest income from tax exempt securities.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and marketable securities of $112.7 million, of which $62.0 million was classified as a current asset compared to $112.1 million of cash and marketable securities as of December 31, 2005, of which $57.0 million was classified as a current asset. The $0.6 million increase in cash and marketable securities was the result of generating $56.4 million of cash provided by operating activities, reduced by $21.0 million of capital expenditures and $34.9 million of cash used in financing activities (principally the $49.5 million repurchase of shares of our stock net of cash from stock option exercises and related tax benefits).

We generated cash from operations for the nine months ended September 30, 2006 of $56.4 million. Cash from operations for the nine months ended September 30, 2006 is comprised of net income of $36.4 million, plus net non-cash earnings charges of $17.4 million, and a decrease in non-cash working capital of $2.6 million, due primarily to increases in accounts payable offsetting increases in inventory and accounts receivable. Cash from operations for the comparable period of 2005 was $55.8 million, $0.6 million less than 2006. Cash from operations in 2005 is comprised of net income of $28.0 million, $8.4 million less than 2006; net non-cash earnings charges of $11.7 million, $5.7 million less than 2006 due primarily to the stock option expense under SFAS 123R adopted in 2006; and a decrease in non-cash working capital of $16.1 million primarily due to increases in accrued compensation and other current liabilities in excess of increases in current assets.

Net cash used in investing activities was $28.4 million and $15.4 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. The increase in net cash used in investing activities was principally due to a net increase in investments in marketable securities in 2006 of $7.5 million as compared to a net reduction in investments in marketable securities in 2005 of $4.5 million. In both periods, our capital expenditures were approximately equal and related primarily to new and remodeled retail stores and investments in information technology. In the first nine months of 2006 we opened 33 and remodeled 20 retail stores, while in the first nine months of 2005 we opened 32 and remodeled 16 retail stores. We anticipate increasing our retail store count by 40 to 45 during 2006. We will fund the investment in new and upgraded stores with cash on hand and cash generated from operations. We expect our new stores to be cash flow positive within the first 12 months of operations and, as a result, do not anticipate a negative effect on net cash needs.

Net cash used in financing activities was $34.9 million for the nine months ended September 30, 2006, compared to $39.3 million for the nine months ended October 1, 2005. The $4.5 million decrease in cash used in financing activities resulted from the change in the classification of the excess tax benefit from stock option exercises of $7.5 million from operating to financing in accordance with SFAS 123R, partially offset by a $3.3 million increase in repurchases of common stock. The use of cash for financing activities in both 2006 and 2005 was principally due to repurchases of our common stock of $49.5 million in 2006 and $46.2 million in 2005. We may make additional purchases of our common stock from time-to-time, subject to market conditions and at prevailing market prices, through open market purchases. Total outstanding stock repurchase authorization at September 30, 2006 was $118.9 million. We may terminate or limit the stock repurchase program at any time.

Cash and investments and cash generated from operations should be a sufficient source of liquidity for the short- and long- term and should provide adequate funding for capital expenditures and common stock repurchases, if any. In addition, our business model, which can operate with minimal working capital, does not require significant working capital to fund operations.

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

Our critical accounting policies relate to revenue recognition, accrued sales returns, accrued warranty costs, stock-based compensation, and store closing and asset impairment expenses.

Revenue recognition

We record sales at the time product is shipped to our customer, except when beds are delivered and set up by our home delivery employees, in which case sales are recorded at the time the bed is delivered and set up in the home.

Accrued sales returns

We reduce sales at the time revenue is recognized for estimated returns. This estimate is based on historical return rates, which are reasonably consistent from period to period. If actual returns vary from expected rates, sales in future periods are adjusted, which could have a material adverse effect on future results of operations.

Accrued warranty costs

The estimated cost to service warranty claims of customers is included in cost of sales. This estimate is based on historical trends of warranty claims. Because our warranty obligations cover an extended period of time, a revision of estimated claim rates or the projected cost of materials and freight associated with sending replacement parts to customers could have a material adverse effect on future results of operations.

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

Store closing and asset impairment expenses

We evaluate our long-lived assets, including leaseholds and fixtures in existing stores, based on expected cash flows through the remainder of the lease term after considering the potential impact of planned operational improvements and marketing programs. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. See Note 6 to the Consolidated Financial Statements.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal actions and other disputes arising in the ordinary course of business. In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are accrued in our consolidated financial statements and the ultimate outcome of these matters are not expected to have a material effect on our consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results are subject to a number of risks and uncertainties, including both those that are specific to our business and others that affect all businesses operating in a global environment. Investors should carefully consider the information in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also the information under the heading “Risk Factors” in our most recent Annual Report on Form 10-K. The information provided below is intended to update the information included in our most recent Annual Report on Form 10-K.

We are currently evaluating the implementation of a new foundation for our enterprise-wide information systems architecture, which may result in increased costs in the near term and which could cause distraction of key personnel or disruptions to our business.

We depend upon our management information systems for many aspects of our business. Our current information systems architecture includes some off-the-shelf programs as well as some key software that has been developed by our own programmers, which is not easily modified or integrated with other software and systems and limits the flexibility and scalability of our information systems.

We believe that the performance, flexibility, scalability and cost-effectiveness of our information systems on a long-term basis could potentially be significantly enhanced through the implementation of a new foundation for our enterprise-wide management information systems, or “ERP Systems.” We have recently engaged in discussions with leading worldwide suppliers of ERP Systems with the objective of selecting a supplier and proceeding with implementation of a new ERP System by early 2008.

The implementation of a new ERP System may result in distraction of management and key personnel, and may involve implementation costs and acceleration of depreciation of portions of our existing systems, which could adversely impact our cost structure on a short-term basis. While we intend to exercise all reasonable precautions designed to ensure a smooth transition, the implementation of a new ERP System could cause disruptions that may materially and adversely impact our business and operating results.

All beds, including ours, will be subject to new federal flammability standards and related regulations beginning in July 2007, which may result in increased product costs, may require modifications to our systems and operations to ensure compliance and may increase the risk of disruption to our business due to regulatory inspections.

The federal Consumer Product Safety Commission has adopted a new flammability standard for mattresses and related regulations to be effective nationwide in July 2007. Compliance with these requirements may result in higher materials and manufacturing costs for our products, and may require modifications to our systems and operations, which may also increase our costs. To the extent we are unable to offset increased costs through value engineering and similar initiatives underway, or through price increases, our operating margins may be adversely impacted. If we choose to increase prices to preserve operating margins, our unit sales volumes could be adversely impacted.

Compliance may also require more complicated manufacturing processes, which may reduce our manufacturing capacity and require us to expand our manufacturing capacity sooner than otherwise anticipated. We may also face increased risks of disruptions to our business caused by regulatory inspections.

The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our company. Other factors may also exist that we cannot anticipate or that we may consider immaterial based on information currently available.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
(in thousands, except per share amounts)

Fiscal Period	Total Number of Shares including Non-Qualified	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Availability
July 2006	268	$20.30	268
August 2006	652	19.14	652
September 2006	389	20.02	389
Total	1,309	19.68	1,309	$118,902

(1) The Finance Committee of the Board of Directors reviews, on a quarterly basis, the authority granted as well as any repurchases under this program. The repurchase authorization expires in 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Fifth Amendment to Lease dated August 28, 2006 between Cabot Industrial Properties L.P. and Select Comfort Direct Corporation.	Filed herewith
10.2	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006.	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)
10.3	Profit Participation Agreement by and between Opus Northwest LLC and Select Comfort Corporation dated July 26, 2006.	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION

/s/ William R. McLaughlin
October 27, 2006	William R. McLaughlin
Chairman and Chief Executive Officer (principal executive officer)

/s/ James C. Raabe
James C. Raabe
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Fifth Amendment to Lease dated August 28, 2006 between Cabot Industrial Properties L.P. and Select Comfort Direct Corporation.	Filed herewith
10.2	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006.	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)
10.3	Profit Participation Agreement by and between Opus Northwest LLC and Select Comfort Corporation dated July 26, 2006.	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed herewith