Form 10-K
period 2006-12-30
SELECT COMFORT CORP
filed 2007-02-27
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-25121

_________________________

SELECT COMFORT CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1597886
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6105 Trenton Lane North
Minneapolis, Minnesota	55442
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (763) 551-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

_________________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

YES ☒ NO ☐

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

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2006, was $1,206,168,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).

As of February 9, 2007, there were 49,971,760 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following table provides references to the location of information, required by Form 10-K, that is included in (a) the Registrant’s Annual Report to Shareholders for the year ended December 30, 2006 (the “Annual Report to Shareholders”) or (b) the Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be held on May 15, 2007 (the “Proxy Statement”), a definitive copy of which will be filed within 120 days of Registrant’s 2006 fiscal year-end. All such information set forth under the heading “Reference” below is included herein or incorporated herein by reference.

	ITEM IN FORM 10-K	REFERENCE

PART I

Item 1.	Business	Business, pages 2 – 11 of this document

Item 1A.	Risk Factors	Risk Factors, pages 12 – 22 of this document

Item 1B.	Unresolved Staff Comments	Unresolved Staff Comments, page 22 of this document

Item 2.	Properties	Properties, pages 23 – 24 of this document

Item 3.	Legal Proceedings	Legal Proceedings, page 24 of this document

Item 4.	Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders, page 24 of this document

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Common Stock, Comparative Stock Performance and Equity Compensation Plan Information, pages 25 – 27 of this document

Item 6.	Selected Financial Data	Selected Consolidated Financial Data, page 28 of this document

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 29 – 37 of this document

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	Quantitative and Qualitative Disclosure about Market Risk, page 37 of this document

Item 8.	Financial Statements and Supplementary Data	Pages 38 – 60 of this document

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, page 61 of this document

Item 9A.	Controls and Procedures	Controls and Procedures; Management’s Report on Internal Control over Financial Reporting set forth on page 61 of this document

Item 9B.	Other Information	Other Information, page 61 of this document

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Election of Directors, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement; Executive Officers of the Registrant, pages 10 – 11 of this document; Directors, Executive Officers and Corporate Governance, page 62 of this document

Item 11.	Executive Compensation	Executive Compensation in the Proxy Statement

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement

Item 13.	Certain Relationships and Related Transactions and Director Independence	Certain Relationships and Related Transactions in the Proxy Statement

Item 14.	Principal Accountant Fees and Services	Approval of Selection of Independent Registered Public Accounting Firm in the Proxy Statement

PART IV

Item 15.	Exhibits, Financial Statement Schedules	Exhibits and Financial Statement Schedules, pages 63 – 64 of this document

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

Select Comfort®, Sleep Number®, Comfort Club®, Sleep Better on Air®, The Sleep Number Bed by Select Comfort (logo)®, Select Comfort( logo with double arrow design)®, Firmness Control System™, Precision Comfort®, Corner Lock™, Intralux®, Everybody has a Sleep Number™, Knowing your Sleep Number is the Key to a Perfect Night’s Sleep™, The Sleep Number Store by Select Comfort (logo)®, You can only find your Sleep Number on a Sleep Number Bed by Select Comfort™, Select Comfort Creator of the Sleep Number Bed®, What’s Your Sleep Number? ®, Grand King®, Sleep Number SofaBed™, Personalized Warmth Collection®, GridZone®, and our stylized logos are trademarks and/or service marks of Select Comfort. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. Our fiscal year is based on a 52- or 53-week year. All years presented in this Form 10-K are 52 weeks, except for the 2003 fiscal year ended January 3, 2004, which is a 53-week year.

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

ITEM 1. BUSINESS

Our Business

Overview

Select Comfort Corporation was founded as a Minnesota-based corporation in 1987 by an entrepreneur who developed and manufactured adjustable firmness mattresses after considering other alternatives such as innerspring and water. We have evolved from a specialty, niché direct marketer to a nationwide multi-channel business with fiscal 2006 net sales of $806 million.

Our principal business is to develop, manufacture, market and support premium quality, adjustable-firmness beds and other sleep-related accessory products. We have a mission-driven culture, with passionate employees and customers. Our mission is to improve people’s lives through better sleep. Our goal is to open a consumer’s mind to take control of their sleep naturally, with a bed that adjusts with comfort and support, rather than having the consumer adjust to the bed.

In 1998, Select Comfort became a publicly-traded company listed on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” When used herein, the terms “Select Comfort,” “Company,” “we,” “us” and “our” refer to Select Comfort Corporation, including consolidated subsidiaries.

Competitive Strengths

Differentiated, Superior Product

Our proprietary Sleep Number® bed was designed through sleep research. Clinical research has shown that people who sleep on a Sleep Number bed fall asleep faster and experience deeper sleep with fewer disturbances than those sleeping on a traditional innerspring mattress. The proprietary air-chamber technology of our Sleep Number bed allows adjustable firmness of the mattress at the touch of a button, independently adjustable on either side to meet each partners’ individual preference. Our bed’s sleep surface provides better sleep quality and greater relief of back pain in comparison with traditional innerspring mattress products.

Distinctive Brand

In 2001, we created the Sleep Number brand. This branding strategy allows our advertising and consumer communication to focus on our bed’s distinguishing and proprietary feature, adjustable firmness and support for personalized comfort, as represented by the digital Sleep Number display on the bed’s hand-held remote control, with a brand message hierarchy as follows:

•	A Sleep Number represents an ideal level of mattress comfort, firmness and support;
•	Everybody has a Sleep Number™;
•	Knowing your Sleep Number is the Key to a Perfect Night’s Sleep™; and
•	You can only find your Sleep Number on a Sleep Number Bed by Select Comfort™.

Controlled Selling Environment

Over 90% of our sales are generated through our direct-to-consumer sales channels. Our nationwide chain of retail stores provides a unique mattress shopping experience and offer a relaxed environment designed to provide education on the importance of sleep and the products that best fit consumers’ needs. Controlling the selling process enables us to ensure that the unique benefits of our products are effectively communicated to consumers. Our multiple touch-points of service, including sales, delivery and post-sale service, provide several opportunities to communicate with our customers, reinforcing the sale and enabling us to understand and respond quickly to consumer trends and preferences.

Integrated Business Process

We are a vertically-integrated business from production through sales, delivery and customer service, which allows us to control quality, cost, price and presentation. The modular design of our Sleep Number bed allows a just-in-time, build-to-order system that enables our retail stores to be positioned as showrooms, requiring minimal inventory in our stores and in our plants enabling us to maximize cash flow and operate with a minimal working capital business model.

Growth Strategy

In 2005, we ranked as the 6th largest mattress manufacturer according to the June 19, 2006 edition of Furniture/Today, with a 5% market share of industry revenue and 2% market share of industry units. We ranked as the leading U.S. bedding retailer, according to the Top-25 Bedding Retailers report in the August 14, 2006 edition of Furniture/Today. Our vision is to be the leading brand in the bedding industry.

Building Brand Awareness

Our most significant growth driver has been building brand awareness. With approximately 16% unaided brand awareness in the U.S., we have significant opportunity for domestic growth through increasing awareness of the Sleep Number and Select Comfort brands.

The Sleep Number brand has been integrated into all of our sales channels and throughout our internal and external communication programs. We utilize a media mix that includes television, radio and print advertising in support of our Sleep Number marketing campaign with increasing use of Internet advertising and paid search in our media mix.

We also sell to commercial markets which increases the awareness of our brand through media exposure, trial, sales and word-of-mouth. These commercial markets include the QVC television shopping channel, the luxury motor home market and Radisson Hotels and Resorts® in the U.S., Canada and the Caribbean.

Expanding Distribution

Over the long-term, we expect to operate between 600 and 650 company-owned stores in the U.S. with annual square footage growth increasing by 7% to 10% per year. We supplement our company-controlled distribution channels with sales through a limited number of leading home furnishings and specialty bedding retailers. Our retail partner program is expected to grow to over 1,000 U.S. partner doors over a multi-year period. At that level of distribution, we expect our retail partner program to represent as much as 15% of our net sales mix.

In 2005, we expanded our distribution network outside the U.S. with a retail partner relationship in Canada. In 2006, the Canadian retail partner relationship grew to 119 doors. We believe opportunities exist to expand our products and brands throughout the world and have built a team to begin pursuing international expansion.

Accelerating Innovation

Our goal is to continue to lead the industry in innovative sleep products. We have historically introduced new features and benefits to our Sleep Number beds every two to three years, through a pipeline of research and development (“R&D”) activities. In 2006, we ramped-up our investment in R&D with the goal of accelerating new and innovative product introductions. We plan to increase our research and development investment again in 2007 by approximately 50%. The introduction of new products and features is expected to benefit our results of operations beginning in 2008.

Leveraging our Infrastructure

We believe we are well positioned to sustain long-term profitable growth. Our vertically-integrated business model provides multiple sources for efficiency and leverage. Sustaining such performance over a multi-year period is based on expected scale efficiencies (fixed cost utilization) and cost containment initiatives. We also have an ongoing focus on productivity gains through a variety of programs, including the implementation of a new enterprise resource planning system in the first half of 2008, expansion of our pilot hub and spoke network, automation of home delivery services, marketing and sales initiatives, and a Six Sigma initiative to improve product and service quality.

Our Products

Mattress Sets

We offer five different Sleep Number bed models through our company-owned channels, including the Sleep Number 3000, 4000, 5000, 7000 and 9000. Each bed model comes in standard mattress sizes, ranging from twin to king, as well as some specialty mattress sizes. Our bed models vary in features, functionality and price. As you move up the product line, the Sleep Number bed models offer enhanced features and benefits, including higher-quality fabrics and cover filling, additional cushion and padding, higher overall mattress profiles, quieter Firmness Control Systems with additional functions, and wireless remote controls as a standard feature.

The contouring support of our Sleep Number beds are optimized when used with our specially designed, proprietary foundation. This durable foundation, used in place of a box spring, is a modular design that can be disassembled and easily moved through staircases, hallways and other tight spaces.

Our mattress price points range from approximately $900 for the entry-level Sleep Number 3000 queen-size set (mattress and foundation) to $4,000 for the luxurious Sleep Number 9000 queen-size set. Our most popular model is the 5000 queen-size set and sells for approximately $1,900. These prices are subject to periodic promotional offerings.

Our unique product design allows us to ship our beds in a modular format to customers throughout the U.S. by United Parcel Service (“UPS”). For an additional fee, customers can take advantage of our home delivery service, which includes bed assembly and optional mattress removal services.

We also manufacture our Sleep Number beds for distribution through our retail partners. Our retail partner beds have different model numbers or names, but have similar features and benefits, and sell for similar prices.

Each of our Sleep Number beds come with a 30 night in-home trial and better night’s sleep guarantee, which allows customers 30 nights at home to make sure they are 100% comfortable with the bed. The customer is responsible for the return shipping costs. Independent durability testing has shown our Sleep Number beds to withstand more than 20 years of simulated use, and each of our Sleep Number beds is backed by our 20-year limited warranty.

Accessories

In addition to our mattresses and foundations, we offer a line of accessory bedding products, including specialty pillows, mattress pads, comforters, sheets, bed foundations and leg options. The specialty pillows, available in a variety of sizes, materials and firmness levels, are designed to provide personalized comfort and better quality sleep for stomach, back or side sleepers. We also market our Personal Warmth Collection™, a group of comforters and blankets designed to be twice as warm on one half of the bed as the other, accommodating varying warmth preferences among couples.

Other Products and Services

In 2003, we completed the roll-out of our Precision Comfort adjustable foundation to all of our company-owned retail stores. The adjustable foundation enables consumers to raise the head or foot of the bed, and to experience the comfort of massage, using a handheld remote control.

In 2004, we introduced the Sleep Number SofaBed line into a select number of our stores. The SofaBed is now available in 180 stores in 75 U.S. markets. The Sleep Number SofaBed features a queen-size Sleep Number mattress inside a beautifully appointed sofa surround, which is available in a variety of fabrics or leather options.

Sales Distribution

Unlike traditional bedding manufacturers, which primarily sell through third-party retailers, over 90% of our sales are through one of three company-controlled distribution channels – Retail, Direct Marketing and e-commerce. These channels enable us to control the selling process to ensure that the unique benefits of our products are effectively presented to consumers. Our direct-to-consumer business model enables us to understand and respond quickly to consumer trends and preferences.

Our retail stores accounted for 76% of our sales in 2006. Average net sales per company-owned store were $1,493,000 in 2006 versus $626,000 in 2001, with average sales per square foot of $1,244 in 2006 versus $666 in 2001. New stores are expected to average in excess of $900,000 in net sales in the first year of operations. In 2006, 81% of our stores generated net sales of over $1,000,000.

Our direct marketing call center and e-commerce Web site provide national sales coverage, including markets not yet served by one of our retail stores and accounted for 15% of our sales in 2006. In addition, these channels provide a cost-effective way to market our products, are a source of information on our products and refer customers to our stores if there is one near the customer.

Beginning in 2002, we supplemented our sales through semi-exclusive relationships with selected home furnishing retailers and specialty bedding retailers. Currently, this program includes 11 home furnishing retailers and specialty bedding retailers in the U.S. and Canada. In 2006, we aggressively expanded our retail partner program to 822 doors, up from 353 doors at the end of 2005. Each retail partner serves a unique geographic market, which enables us to increase sales and leverage our media spending to accelerate brand awareness.

Marketing and Advertising

Awareness among the broad consumer audience of our brand, product benefits and store locations has been our most significant opportunity for growth. The Sleep Number advertising campaign was introduced early in 2001 to support our retail stores in selected markets through our first comprehensive multi-media advertising campaign using prime-time TV, national cable television, infomercials, drive-time radio and newspaper advertisements. We have expanded the comprehensive local multi-media Sleep Number advertising campaign from the initial eight markets in 2001 to 37 markets in 2006. In addition, our successful radio personality endorsement advertising program now totals 145 radio personalities in approximately 126 retail store markets.

Since 2001, the Sleep Number brand positioning has been integrated into our marketing messages across all of our distribution channels, advertising vehicles and media types. We have increased our 1-800 advertising on national cable TV as an economical means of increasing brand awareness for our Sleep Number bed. Through our dedicated call center, we are able to provide the inquiring consumer more information or send a video and brochure. In 2006, our total media spending was approximately $105 million.

Owners of Sleep Number beds purchased through company-controlled channels are members of our Comfort Club, our customer loyalty program designed primarily to reward our owners for recommending our beds. Each time a referred customer purchases a bed, the referring Comfort Club member receives a $50 coupon for purchase of our products, with increasing benefits for multiple referrals. In 2006, approximately 45,000 new customers bought beds after receiving referrals from our Comfort Club members, and existing owners bought approximately 35,000 additional beds.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by GE Money Bank. Approximately 40% of our net sales during 2006 were financed by GE Money Bank or its predecessor, Mill Creek Bank. In 2005, we entered into an amended and restated agreement with GE Money Bank that extends this consumer credit arrangement through February 15, 2011, subject to earlier termination upon certain events and subject to automatic extensions. Under the terms of our agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, GE Money Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Consumers that do not qualify for credit under our agreement with GE Money Bank may apply for credit under a secondary program maintained by the company through another provider.

Operations

Manufacturing and Distribution

We have two manufacturing plants, one located in Irmo, South Carolina, and the other in Salt Lake City, Utah, which cost effectively distribute products in the U.S. and Canada. The manufacturing operations in South Carolina and Utah consist of quilting and sewing of the fabric covers for our beds and final assembly and packaging of mattresses and foundations. In addition, our electrical Firmness Control Systems are assembled in our Utah plant.

We manufacture beds on a just-in-time basis to fulfill orders rather than stocking inventory, which enables us to maintain lower levels of finished goods inventory and operate with limited regional warehousing. Orders are currently shipped from our manufacturing facilities via UPS or through our company-controlled home delivery, assembly and mattress removal service, typically within 48 hours following order receipt. Orders are usually received by the customer within five to 14 days from the date of order.

Suppliers

We obtain all of the raw materials and components used to produce our beds from outside sources. A number of components, including our proprietary air chambers, our proprietary blow-molded foundations, and various components for our Firmness Control Systems, as well as fabrics and zippers, are sourced from suppliers who serve as our sole source of supply for these components. Beginning in 2005, we initiated work on dual and alternate sourcing, successfully introducing a second source for printed circuit boards and certain foam and fiber components. We will continue working toward dual sourcing on targeted components.

Our proprietary air chambers are produced to our specifications by one Eastern European supplier, which has been our sole source of supply of air chambers since 1994. Our agreement with this supplier runs through September 2011 and is thereafter subject to automatic annual renewal unless either party gives 365 days’ notice of its intention not to renew the agreement. We expect to continue this supplier relationship for the foreseeable future.

Our proprietary blow-molded foundations are produced to our specifications by one domestic supplier under an agreement that expires in December 2009. We expect to continue this supplier relationship for the foreseeable future.

All of the suppliers that produce unique or proprietary products for us have in place either contingency or disaster recovery plans or redundant production capabilities in other locations in order to safeguard against any unforeseen disasters. We review these plans and sites on a regular basis to ensure the supplier’s ability to maintain uninterrupted supply of materials and components.

Home Delivery Service

Select Comfort’s home delivery, assembly and mattress removal service has contributed to improving the overall customer experience. Our home delivery technicians are Sleep Number bed owners who can articulate the benefits of the bed, reinforcing the sales process and ensuring satisfied customers. Approximately 60% of beds sold through our company-owned retail stores in 2006 were delivered by our full-service home delivery team.

In 2003, we expanded the availability of our company-controlled delivery, assembly and removal services to all of our retail markets. In 2006, we made investments in home delivery systems and personnel to enable continued improvement and efficiency in our home delivery service. We plan to continue those investments and improvements in 2007 to help meet our expanded sales goals.

Customer Service

We maintain an in-house customer service department staffed by customer service representatives who receive extensive training in sleep technology and all aspects of our products and operations. Our customer service representatives field customer calls and also interact with each of our retail stores to address customer questions and concerns. Our customer service team is part of our total quality process, facilitating early identification of emerging trends or issues. They coordinate with engineering and manufacturing to implement immediate solutions and provide inputs for long-term improvements to product design.

Research and Development

Our research and development team continuously seeks to improve product performance and benefits based on sleep science. Through customer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products. Since the introduction of our first bed, we have continued to improve and expand our product line, including a quieter Firmness Control System, remote controls with digital settings, more luxurious fabrics and covers, new generations of foams and foundation systems, and enhanced border walls. Our research and development expenses were $4.7 million in 2006, $2.2 million in 2005, and $1.9 million in 2004.

Information Systems

We use information technology systems to analyze and manage our business, to reduce operating costs and to enhance our customers’ experience. Our major systems include an in-store point of sale system, a retail portal system, in-bound and out-bound telecommunications systems for direct marketing and customer service, e-commerce systems, retail partner support systems, a data warehouse system and an enterprise resource planning system. These systems are comprised of both packaged applications licensed from market leaders and internally developed programs. Our production data center and e-commerce Web site are hosted at an outsourced facility that provides top-tier, fully-secured data center space. We maintain a disaster recovery plan that is tested annually.

We have recently undertaken plans to implement an integrated suite of SAP®-based applications, including enterprise resources planning, customer relationship management, supply chain management, product lifecycle management, supplier relationship management, human capital management, strategic enterprise management, business intelligence and enterprise portal systems to replace many of our current systems. We believe this SAP-based IT architecture, along with best-practices-based processes and greater utilization of off-the-shelf, packaged solutions, will provide greater flexibility and functionality for our growing and evolving business model and be less expensive to maintain over the long-term. We currently expect the SAP implementation to be completed in the first half of fiscal year 2008.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, border wall and corner piece systems, foundation systems, and features related to sofa sleepers with air mattresses, as well as other technology. We have 24 issued U.S. patents, expiring at various dates between December 2007 and June 2022, and five U.S. patent applications pending. We also hold 19 foreign patents and 10 foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products. To our knowledge, no third party has asserted a claim against us alleging that any element of our product infringes or otherwise violates any intellectual property rights of any third party.

“Select Comfort” and “Sleep Number” are trademarks registered with the U.S. Patent and Trademark Office. We have a number of other registered trademarks including our “Select Comfort” logo with the double arrow design, “Select Comfort Creator of the Sleep Number Bed,” “What’s Your Sleep Number?,” “Precision Comfort,” “The Sleep Number Bed by Select Comfort” (logo), “The Sleep Number Store by Select Comfort” (logo), “Comfort Club” and “Sleep Better on Air” and “LuxLayer.” U.S. applications are pending for a number of other marks. Several of these trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each federally registered mark is renewable indefinitely as long as the mark remains in use. We are not aware of any material claims of infringement or other challenges asserted against our right to use these marks.

Industry and Competition

The U.S. bedding manufacturing industry is a mature and stable industry. According to the 2005 Annual Report by the International Sleep Products Association (ISPA), industry wholesale shipments of mattresses and foundations were estimated to be $6.4 billion in 2005, compared to $5.8 billion in 2004. We estimate that traditional innerspring mattresses represent approximately 73% of total U.S. bedding sales.

The U.S. bedding retail industry is highly fragmented. According to the Top-25 Bedding Retailers report in the August 1, 2005 edition of Furniture/Today, the U.S. bedding retail industry was estimated to be $10.7 billion in 2004, with the top-25 retailers accounting for approximately 36% of total sales. We estimate that the U.S. bedding retail industry grew to nearly $12.0 billion in 2005 and more than $12.5 billion in 2006. Furniture/Today has ranked Select Comfort as the largest U.S. bedding retailer for six consecutive years.

Since 1984, the industry has consistently demonstrated growth on a dollar basis, with a 0.3% decline in 2001 being the only exception. Over the 5-year, 10-year and 20-year periods ended 2005, the value of U.S. wholesale bedding shipments increased at compound annual growth rates of 6.8%, 7.2% and 6.8%, respectively. We believe that industry unit growth has been primarily driven by population growth, and an increase in the number of homes (including secondary residences) and the increased size of homes. We believe growth in average wholesale prices resulted from a shift to both larger and higher quality beds, which are typically more expensive.

The bedding industry is highly competitive. Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among the four largest manufacturers of innerspring bedding with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, Simmons and Spring Air. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the bedding market. Simmons and Sealy, as well as a number of smaller manufacturers, have offered air-bed products in recent years. Tempur-Pedic International, Inc., and a number of other mattress manufacturers, offer foam mattress products.

Governmental Regulation and Environmental Matters

Our operations are subject to federal and local consumer protection and other regulations relating to the bedding industry. These regulations vary among the jurisdictions in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale, and penalties for violations. Our direct marketing and e-commerce operations are or may become subject to various adopted or proposed federal and state “do not call” and “do not mail” list requirements.

The federal Consumer Product Safety Commission and various other regulatory agencies have been considering new rules relating to fire retardancy standards for the bedding industry. Effective December 31, 2005, the State of California adopted a new fire retardancy standard applicable to bedding products sold in California for general consumer residential use. In February 2006, the Consumer Product Safety Commission announced the adoption of a federal open flame fire retardancy standard similar to the California standard, which will be effective nationwide in July 2007. We are developing product modifications to meet the new standard, which will add costs to the modified products and require more complicated manufacturing processes, potentially reducing our manufacturing capacity.

A portion of our net sales consists of refurbished products that are assembled in part from components returned to us from customers. These refurbished products must be properly labeled and marketed as refurbished products under applicable laws. Our sales of refurbished products are limited to approximately 24 states, as the balance of the states does not allow the sale of refurbished bedding products.

We are subject to national and local laws and regulations relating to occupational health and safety, pollution and environmental protection. We will also be subject to similar laws in foreign jurisdictions as we further expand distribution of our products internationally.

Our retail pricing policies and practices are subject to antitrust regulations in the U.S., Canada and other jurisdictions where we may sell our products in the future.

We believe we are in compliance in all material respects with each of these governmental regulations.

We are not aware of any national or local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect our net income or competitive position, or will result in material capital expenditures. During fiscal 2006, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Customers

No single customer accounts for 10% or more of our total sales. Therefore, the loss of any one customer would not have a material impact on our business.

Seasonality

Our business is subject to some seasonal influences, with typically lower sales in the second quarter and higher sales during the fourth quarter holiday season due to greater mall traffic.

Working Capital

Our investment to open a new store is approximately $250,000, including inventory. We target new stores to be cash flow positive within 12 months with a payback of the initial cash investment in less than 24 months. Our stores break even on a four-wall cash flow basis with approximately $600,000 of annual net sales. Our four-wall cash flow is calculated as gross profit generated from store sales less store expenses, without deduction of depreciation expenses.

The component nature of our products allows our stores to serve as product showrooms for our Sleep Number beds. This aspect of our business model allows us to maintain low inventory levels which enables us to operate with minimal working capital. We have historically generated sufficient cash flows to self-fund our growth through an accelerated cash-conversion cycle. In addition, our $100 million bank revolving line of credit is available for additional working capital needs or investment opportunities.

Employees

At December 30, 2006, we employed 3,053 persons, including 1,601 retail sales and support employees, 199 direct marketing and customer service employees, 954 manufacturing and logistics employees, and 299 management and administrative employees. Approximately 200 of our employees were employed on a part-time basis at December 30, 2006. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers of the Registrant

William R. McLaughlin, 50, joined our company in March 2000 as President and Chief Executive Officer. In May 2004, Mr. McLaughlin was also elected to the position of Chairman of our Board of Directors. From December 1988 to March 2000, Mr. McLaughlin served as an executive of PepsiCo Foods International, Inc., a snack food company and subsidiary of PepsiCo, Inc., in various capacities, including from September 1996 to March 2000 as President of Frito-Lay Europe, Middle East and Africa, and from June 1993 to June 1996 as President of Grupo Gamesa, S.A. de C.V., a cookie and flour company based in Mexico.

J. Douglas Collier, 40, joined our company as Chief Marketing Officer and Senior Vice President, Marketing in July 2005. From 2002 to June 2005, Mr. Collier held leadership positions with La-Z-Boy Incorporated, most recently as Chief Marketing Officer and Vice President, Marketing and Furniture Galleries Development. From 2000 to 2001, Mr. Collier was the Senior Vice President, Marketing and Product Management for Iomega Corporation. From 1996 to 2000, he held various positions with NIBCO, Inc., including General Manager and Director of eBusiness and Marketing. From 1992 to 1996, Mr. Collier served in several capacities for Whirlpool Corporation, including as a Product Director for Whirlpool Europe and Director of Business Development and Process Improvement for Whirlpool North America. Prior to 1992, he held several positions with GE Canada (CAMCO).

Mark A. Kimball, 48, has served as Senior Vice President, Legal, General Counsel and Secretary since August 2003. From July 2000 to August 2003, Mr. Kimball served as Senior Vice President, Human Resources and Legal, General Counsel and Secretary. From May 1999 to July 2000, Mr. Kimball served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining us, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

Ernest Park, 54, joined our company as Senior Vice President and Chief Information Officer in May 2006. From November 2000 through March 2006, he served as Senior Vice President and Chief Information Officer at Maytag Corporation. Mr. Park previously managed the global information technology function as Vice President and Chief Information Officer of a shared services organization at AlliedSignal, and later with Honeywell International, following AlliedSignal’s acquisition of Honeywell in 1999. He also served in various leadership capacities at Avnet Inc. from March 1980 through November 1996, culminating in his role as Corporate Vice President, Information Services Division.

Scott F. Peterson, 47, has served as Senior Vice President, Human Resources since August 2003. From January 2002 to August 2003, Mr. Peterson served as Senior Vice President, Human Resources, for LifeTime Fitness, a proprietor of health and fitness clubs. From March 2000 through November 2001, he served as Chief People Officer for SimonDelivers.com, an internet-based grocery sales and delivery company. From 1990 through 2000, he served in a variety of capacities with The Pillsbury Company, a food manufacturer, most recently as Vice President, Human Resources, for the Bakeries and Foodservice Division.

James C. Raabe, 46, has served as Senior Vice President and Chief Financial Officer since April 1999. From September 1997 to April 1999, Mr. Raabe served as our Controller. From May 1992 to September 1997, he served as Vice President – Finance of ValueRx, Inc., a pharmacy benefit management provider. Mr. Raabe held various positions with KPMG LLP from August 1982 to May 1992.

Kathryn V. Roedel, 46, joined our company as Senior Vice President, Global Supply Chain in April 2005. From 1983 to 2005, she held leadership positions within two divisions of General Electric Company, in Sourcing, Manufacturing, Quality and Service. From 2003 to March 2005, Ms. Roedel served as the General Manager, Global Supply Chain Strategy for GE Medical Systems. Other key positions included General Manager, Global Quality and Six Sigma; Vice President – Technical Operations and Director/Vice President – Quality Programs for GE Clinical Services, a division of GE Medical Systems.

Wendy L. Schoppert, 40, joined our company as Senior Vice President and General Manager – New Channel Development & Strategy in April 2005 and effective January 2007, became our Senior Vice President – International. From 2002 to March 2005, Ms. Schoppert led various departments within U.S. Bancorp Asset Management, most recently serving as Head of Private Asset Management and Marketing. From 1996 to 2000, she held several positions with America West Holdings Corporation, including Vice President of America West Vacations and head of the airline’s Reservations division. Prior to 1996, Ms. Schoppert held various finance-related positions at both Northwest Airlines and American Airlines.

Keith C. Spurgeon, 52, joined our company as Senior Vice President, Sales in February 2002. From September 2000 to February 2002, Mr. Spurgeon served as an independent business consultant. From 1996 to September 2000 he was Chairman of the Board and Chief Executive Officer of Zany Brainy, Inc., a retailer of educational toys and books for children. Zany Brainy filed for Chapter 11 bankruptcy protection in May 2001. He served as Vice President-Asia/Australia at Toys “R” Us, Inc. from 1991 to 1996 after holding various management positions from 1986 to 1991. Mr. Spurgeon began his career at Jewel Food Stores.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Copies of our reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room

100 F Street NE

Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s home page at http://www.sec.gov.

Our corporate Internet Web site is http://www.selectcomfort.com. Through a link to a third-party content provider, our corporate Web site provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. These documents are posted on our Web site at www.selectcomfort.com — select the “About Select Comfort” link and then the “Investor Relations” link. The information contained on our Web site or connected to our Web site is not incorporated by reference into this Form 10-K and should not be considered part of this report.

We also make available, free of charge on our Web site, the charters of the Audit Committee, Management Development and Compensation Committee, Corporate Governance and Nominating Committee and Finance Committee as well as our Code of Business Conduct (including any amendment to, or waiver from, a provision of our Code of Business Conduct) adopted by our Board. These documents are posted on our Web site — select the “Investor Relations” link and then the “Corporate Governance” link.

Copies of any of the above referenced information will also be made available, free of charge, upon written request to:

Select Comfort Corporation

Investor Relations Department

6105 Trenton Lane North

Minneapolis, MN 55442

ITEM 1A. RISK FACTORS

We may not be able to sustain growth or profitability.

Our net sales have grown in each of the last five fiscal years after two consecutive years of declining net sales. Our 22 most recent quarters have been profitable after eight consecutive quarters of losses. We may not be able to sustain growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including but not limited to:

•

Our ability to manage growth in the size and complexity of our business, which has placed, and will continue to place, significant strains on our management, operations, information systems and other resources;

•	The level of competition in the mattress industry and our ability to successfully identify and respond to emerging and competitive trends in the mattress industry;
•	The level of consumer acceptance of our products, new product offerings and brand image;
•	Our ability to continuously improve our products to offer new and enhanced consumer benefits, better quality and reduced costs;
•

The effectiveness of our marketing messages and the efficiency of our advertising expenditures and other marketing programs in building product and brand awareness, driving traffic to our points of sale and increasing sales;

•

Our ability to execute our retail store distribution strategy, including increasing sales and profitability through our existing stores, securing suitable and cost-effective locations for additional retail stores and cost-effectively closing under-performing store locations;

•	Our ability to hire, train, motivate and retain qualified retail store management and sales professionals;
•

Our ability to secure and retain wholesale accounts on a profitable basis and to profitably manage growth in wholesale distribution, including the impact on our retail stores and other company-controlled distribution channels;

•	The success of our program with Radisson Hotels and Resorts in achieving planned levels of placement of our beds with the hotels and resorts and in driving consumer awareness of our product and brand;
•	Our ability to cost-effectively expand our distribution internationally;
•

Our ability to cost-effectively implement information systems changes, product design changes, manufacturing and procurement processes and document retention processes to comply with new federal flame retardancy standards applicable to mattresses and mattress and foundation sets effective as of July 1, 2007;

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
•

The capability of our management information systems to continue to meet the requirements of our business and our ability to successfully implement our planned SAP-based enterprise-wide information technology architecture;

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

Our Sleep Number beds compete with a number of different types of mattress alternatives, including standard innerspring mattresses, foam mattresses, waterbeds, futons and other air-supported mattress products sold through a variety of channels, including home furnishings stores, specialty mattress stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. The mattress industry is characterized by a high degree of concentration among the four largest manufacturers of innerspring mattresses with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand, Serta, Simmons and Spring Air. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the mattress market. Tempur-Pedic International, Inc. and other companies compete in the mattress industry with foam mattress products. A number of mattress manufacturers, including Sealy and Simmons, as well as a number of smaller manufacturers, including low-cost foreign manufacturers, have offered air beds that compete with our products.

We believe that many of our competitors, including in particular the four largest mattress manufacturers, have greater financial, marketing and manufacturing resources and better brand name recognition than we do and sell products through broader and more established distribution channels. Our stores and other company-owned distribution channels compete with other retailers who often provide a wider selection of mattress alternatives than we offer through our channels of distribution, which may place our channels of distribution at a competitive disadvantage. These manufacturing and retailing competitors, or new entrants into the market, may compete aggressively and gain market share with existing and new mattress products, and may pursue or expand their presence in the air bed segment of the market. Some competitors may engage in aggressive advertising strategies that may include false or misleading claims about competitive products and/or our products. Any such competition could inhibit our ability to retain or increase market share, inhibit our ability to maintain or increase prices and reduce our margins, which could significantly harm our business.

Our products represent a significant departure from traditional innerspring mattresses and the failure of our products to achieve market acceptance would significantly harm our business, operating results and financial condition.

We estimate that innerspring mattress sales represent approximately 73% of all mattress sales. Our air chamber technology represents a significant departure from traditional innerspring mattresses. Because no established market for adjustable firmness mattress products existed prior to the introduction of our products in 1988, we faced the challenge of establishing the viability of this market, as well as gaining widespread acceptance of our products. The market for adjustable firmness mattresses is now evolving and our future success will depend upon both the continued growth of this market and increased consumer acceptance of our products. The failure of our products to achieve greater consumer acceptance for any reason would significantly harm our business, operating results and financial condition.

If we are unable to enhance our existing products and develop and market new products that respond to customer needs and achieve market acceptance, we may not be able to sustain our growth or profitability.

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

Our future growth and profitability will depend in large part upon the effectiveness of our marketing messages and the efficiency of our advertising expenditures and other marketing programs in generating consumer awareness and sales of our products.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures (which were approximately $105 million in 2006, $90 million in 2005, $79 million in 2004, $60 million in 2003, $40 million in 2002 and $30 million in 2001) in generating consumer awareness and sales of our products. If our marketing messages are ineffective or our advertising expenditures and other marketing programs are inefficient in creating greater awareness of our products and brand name, driving consumer traffic to our points of distribution and motivating consumers to purchase our products, our operating results and financial condition may be significantly and adversely impacted.

Our integrated marketing program depends in part on national radio personalities and spokespersons, including Paul Harvey, Rush Limbaugh and Lindsay Wagner and other nationally known personalities. The loss of these endorsements, or any reduction in the effectiveness of these endorsements, or our inability to obtain additional effective endorsements, could adversely affect our net sales and profitability.

Our future growth and profitability will depend in part upon the effectiveness and efficiency of our internet-based advertising programs and upon the prominence of our Web site URLs on internet search engine results.

We believe that consumers are increasingly using the internet as a part of their shopping experience, both to conduct pre-purchase research, particularly with respect to high end consumer durables, as well as to purchase products. Consumers will typically use one of a small number of internet search engines to research products. These search engines may provide both natural search results and purchased listings for particular key words. In some cases, it may be difficult or impossible to determine how these search engines work, particularly in the area of natural search, and therefore how to optimize placement on those search engines for our Web site URLs and other positive sites for consumers who may be searching for our products or for mattress products or retailers generally. Some of these search engines may permit competitors to bid on our trademarks to obtain high placement in search results when consumers use our trademarks to seek information regarding our products, which may cause confusion among consumers and adversely impact our sales. In addition, some of our competitors may use our trademarks and/or publish false or misleading information on the internet regarding our products or their own products, which may also cause confusion among consumers and adversely impact our sales.

As a result, our future growth and profitability will depend in part upon the effectiveness and efficiency of our on-line advertising and search optimization programs in generating consumer awareness and sales of our products, and upon our ability to prevent competitors from misusing or infringing our trademarks or publishing false or misleading information regarding our products or their own products. If we are not successful in these efforts, our business, reputation, operating results and financial condition may be significantly and adversely impacted.

In addition, if our Web site becomes unavailable for a significant period of time due to failure of our information technology systems or the Internet, our net sales could be materially and adversely affected.

Our comparable-store sales or other operating results may fluctuate significantly. An unanticipated decline in comparable-store sales or other operating results may disappoint investors and result in a decline in our stock price.

Our comparable-store sales and other operating results have fluctuated significantly in the past. For example, from 1998 through 2006, our quarterly comparable-store sales results ranged from a decrease of 9% to an increase of 38%. These past results may not be a meaningful indicator of future performance. Our comparable-store sales and other operating results may fluctuate or decline significantly in the future. Many factors affect our comparable-store sales and other operating results and may contribute to fluctuations or declines in these results in the future, including but not limited to:

•

The effectiveness of our marketing messages and the efficiency of our advertising expenditures and other marketing programs in building awareness of our products, brand and store locations, driving traffic to our store locations and increasing sales;

•	Levels of consumer acceptance of our existing products, new product offerings and brand image;
•	Consumer shopping trends, including traffic trends in shopping malls and lifestyle centers and internet shopping trends;
•	Higher levels of sales in the first year of operations as each successive class of new stores is opened;
•	Comparable-store sales performance in prior periods;
•	The continuing maturation of our store base with increasing levels of average sales per store;
•	Our ability to adequately hire, train, motivate and retain sales professionals and store-level managers;

•	The level of competitive activity;
•

The growth of our other distribution channels, including in particular the wholesale distribution of our products through home furnishings and specialty mattress retailers into markets with existing company-owned retail stores;

•	General economic conditions and consumer confidence; and
•	Global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

Future fluctuations or decreases in our comparable-store sales or other operating results could significantly harm our business, operating results and financial condition. In addition, an unanticipated decline in comparable-store sales or other operating results may disappoint securities analysts or investors and result in a decline in our stock price.

Our business is subject to seasonal influences and a substantial portion of our net sales is often realized in the last month or last few weeks of a quarter, due in part to our promotional schedule and commission structure. As our marketing expenditures are largely based on our expectations of future customer inquiries and net sales, and cannot be adjusted quickly, a failure to meet these expectations may harm our profitability.

Our business is subject to some seasonal influences, with typically lower sales in the second quarter and higher sales during the fourth quarter holiday season due to greater mall traffic. Furthermore, a substantial portion of our sales is often realized in the last month or last few weeks of a quarter, due in part to our promotional schedule and commission structure. The level of our sales and marketing expenses and new store opening costs is based, in significant part, on our expectations of future customer inquiries and net sales and cannot be adjusted quickly. If there is a shortfall in expected net sales or in the conversion rate of customer inquiries, we may be unable to adjust our spending in a timely manner and our profitability may be significantly harmed.

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

An important element of our growth strategy is to expand profitable distribution by increasing sales through our existing channels and by increasing opportunities for consumers to become aware of, and to purchase, our products through additional points of distribution, such as home furnishings retailers and specialty mattress retailers. We have only recently established a limited number of wholesale relationships with home furnishings retailers, specialty mattress retailers and the QVC shopping channel and therefore have limited wholesale experience. Our wholesale relationships may not result in the intended benefits of leveraging our advertising spending and increasing our brand awareness, sales and overall market acceptance of our products. Our wholesale distribution may also adversely impact sales through our company-controlled distribution channels. We also expect the gross margin from wholesale sales to be less than the gross margin we generate in our company-controlled channels. The success of our wholesale strategy will depend upon numerous factors, including but not limited to the following:

•	Our ability to analyze and identify suitable wholesale distribution partners and markets in which our retail presence is under-represented;
•	Our ability to negotiate favorable distribution terms with our wholesale distribution partners;

•	Our ability and the ability of our wholesale distribution partners to adequately train, motivate and retain sales professionals who are selling our products;
•	Our ability to adapt our distribution and other operational and management systems to an expanded network of points of sale;
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

Our program to place beds in Radisson Hotels and Resorts may fail to achieve planned objectives, which may harm our business and adversely impact our operating results and financial condition.

An important element of our growth strategy is to expand consumer awareness of our products and brand. In May 2004, we established a relationship with Radisson Hotels and Resorts with plans to replace a majority of the beds in Radisson Hotels and Resorts in the United States, Canada and the Caribbean with Sleep Number beds over several years. This program is designed in part to drive consumer awareness of our products and brand among the guests of Radisson Hotels and Resorts. The success of this strategy will depend upon numerous factors, including but not limited to levels of acceptance of our products among Radisson Hotels and Resorts franchisees, the execution of marketing programs in connection with this relationship, and the quality of guests’ experiences on our beds at the Radisson Hotels and Resorts. Any material failure to achieve the objectives of this program with Radisson Hotels and Resorts may significantly harm our operating results and financial condition.

We have plans to expand our distribution internationally, which presents some additional risks to our business.

To date, the vast majority of our sales have been made in the U.S. and we have sold only very minimal quantities of products in foreign jurisdictions. In late 2005, we began to distribute our products in Canada through a Canadian-based bedding retailer and we have begun to pursue plans to enable distribution of our products in some other foreign countries. Expansion of our distribution to foreign jurisdictions, and our lack of experience in international distribution, present some risks to our business, including without limitation the need to build awareness of our products and brand in new markets, the need to gain market acceptance for new products that represent a significant departure from traditional bedding products, logistical and systems complexities, different levels of protection of our intellectual property, language and cultural differences, the need to comply with additional and different regulatory requirements, foreign currency exchange risks and political instability.

Although several members of our senior management team have significant experience in international distribution of consumer goods, as a company our experience in this area is limited. We plan to invest in our international infrastructure in advance of sales in international jurisdictions which may adversely impact our overall profitability. If we are unable to achieve consumer awareness and market acceptance for our products in foreign jurisdictions, we may not be able to achieve sufficient sales and profitability in our international operations to justify the investment.

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

We have two manufacturing plants, which are located in Irmo, South Carolina and in Salt Lake City, Utah. Unlike other mattress manufacturers, we manufacture beds to fulfill orders rather than stocking finished goods inventory. Therefore, the destruction or shutting down of either of our manufacturing facilities for a significant period of time as a result of fire, explosion, act of war or terrorism, flood, hurricane, tornado, earthquake, lightning or other natural disaster could increase our costs of doing business and lead to delays in shipping our beds to customers. Such delays could result in increased returns and adversely affect future sales. Due to our make-to-order business model, these adverse consequences to our business may be greater for our company than with other mattress manufacturers.

We rely upon several key suppliers that are, in some instances, our sole source of supply. The failure of one or more of these suppliers or our other key suppliers to supply components for our products on a timely basis, or a material change in the purchase terms for our components, could significantly harm our business, operating results and financial condition.

We currently obtain all of the materials and components used to produce our beds from outside sources. A number of components, including our proprietary air chambers, our proprietary blow-molded foundations, various components for our Firmness Control Systems, as well as fabrics and zippers, are sourced from suppliers who serve as our sole source of supply for these components. We also obtain the wood foundations to support our wholesale and hospitality channels businesses and our adjustable foundations from sole sources of supply.

We have a supply agreement with the supplier of our air chambers that expires in September 2011, subject to automatic annual renewal thereafter unless either party gives 365 days’ notice of non-renewal. We have a supply agreement with the supplier of our blow-molded foundations that expires in December 2009. We have a supply agreement with the supplier of our foam that expires in June 2008 with an option to renew the agreement for one year thereafter. If our relationship with either the supplier of our air chambers or the supplier of our blow-molded foundations is terminated, we could have difficulty in replacing these sources since there are relatively few other suppliers capable of manufacturing these components.

We generally purchase many of our other components and raw materials centrally to obtain volume discounts and achieve economies of scale. We therefore obtain a large percentage of our components and raw materials from a small number of suppliers. We purchase most of our components and raw materials through purchase orders and do not have any long-term purchase agreements with, or other contractual assurances of continued supply, pricing or access from, any of our suppliers, except for air chambers, blow-molded foundations, foam, fiber and circuit boards.

If prices for our key components increase and we are unable to achieve offsetting savings through value engineering or increased productivity or we are unable to increase prices to our customers, our operating results and financial condition may be significantly harmed. The loss of one or more of our key suppliers, the failure of one or more of our key suppliers to supply components to our products on a timely basis, or a material change in the purchase terms for our components could significantly harm our business, operating results and financial condition.

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

Since our air chambers and some of our other components are manufactured outside the United States, our operations could be significantly harmed by the risks associated with foreign sourcing of materials, including but not limited to:

•	Political instability resulting in disruption of trade;
•	Existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States or increase the cost of such goods;

•	Disruptions in transportation that could be caused by a variety of factors including acts of terrorism, shipping delays, foreign or domestic dock strikes, customs inspections or other factors;
•	Any significant fluctuation in the value of the U.S. dollar against foreign currencies; and
•	Economic uncertainties, including inflation.

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

Recently there have been significant increases or volatility in the prices of certain commodities, including but not limited to fuel, oil, natural gas, rubber, cotton, plastic resin, steel and chemical ingredients used to produce foam. Increases in prices of these commodities may result in significant cost increases for our raw materials and product components, as well as increases in the cost of delivering our products to our customers. These increases in costs may require us to increase our prices, potentially adversely impacting our unit sales volumes, and may increase our costs of doing business, potentially adversely impacting our operating results and financial condition.

We depend upon UPS and other carriers to deliver some of our products to customers on a timely and cost-effective basis. Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and harm our profitability.

Historically, we have relied to a significant extent on UPS for delivery of our products to customers. For a significant portion of the third quarter of 1997, UPS was unable to deliver our products within acceptable time periods due to a labor strike, causing delays in deliveries to customers and requiring us to use alternative carriers. UPS may not be able to avert labor difficulties in the future or may otherwise experience difficulties in meeting our requirements in the future. From 2000 to 2003, we demonstrated an ability to shift a portion of our product delivery business to FedEx, as necessary. In addition, we either provide directly, or contract with a third party to provide, in-home delivery, assembly and mattress removal services, and in 2003 expanded the availability of this service to all of our retail stores across the country. Despite these alternative carriers, if UPS were to experience difficulties in meeting our requirements we may not be able to deliver products to all of our customers on a timely or cost-effective basis through any one or more of these or other alternative carriers. Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and harm our profitability.

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

Under this agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, GE Money Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts. Any increase by GE Money Bank in the minimum customer credit ratings necessary to qualify for credit could adversely impact our sales by decreasing the number of customers who can finance purchases. We are liable to GE Money Bank for charge-backs arising out of (i) breach of our warranties relating to the underlying sale transaction, (ii) defective products or (iii) our failure to comply with applicable operating procedures under the facility. We are not liable to GE Money Bank for losses arising out of our customers’ credit defaults.

We have the right to terminate the agreement in order to manage this consumer credit program internally at any time after 2008. Upon the termination of the agreement, we have the right, but not the obligation, to purchase GE Money Bank’s portfolio of customer accounts.

Approximately 40% of our net sales during 2006 were financed by GE Money Bank or its predecessor, Mill Creek Bank. Consumers that do not qualify for credit under our agreement with GE Money Bank may apply for credit under a secondary program maintained by the company through another provider.

Termination of our agreement with GE Money Bank or with our secondary provider, any material change to the terms of our agreement with either of these providers, or in the availability or terms of credit for our customers from these providers, or any delay in securing replacement credit sources, could harm our business, operating results and financial condition.

Our current management information systems may not be adequate to support our growth strategy. We have recently undertaken plans to implement an SAP-based enterprise-wide information technology architecture. We currently expect this project to be completed in the first half of 2008 and we expect to incur significant increases in expenses and capital expenditures in 2007 and the remainder of the implementation phase to complete this project. This project may take longer and may require more resources to implement than anticipated, may cause distraction of key personnel, may cause disruptions to our business, and may not ultimately provide the benefits we anticipate. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could significantly harm our business, operating results and financial condition.

We depend upon our management information systems for many aspects of our business. Our current information systems architecture includes some off-the-shelf programs as well as some key software that has been developed by our own programmers, which is not easily modified or integrated with other software and systems and limits the flexibility and scalability of our information systems. Our business will be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand our systems as we execute our growth strategy. In addition, any failure of our systems and processes to adequately protect customer information from theft or loss could materially and adversely impact our business, our reputation and our operating results.

We have recently undertaken plans to implement an integrated suite of SAP-based applications, including enterprise resources planning, customer relationship management, supply chain management, product lifecycle management, supplier relationship management, human capital management, strategic enterprise management, business intelligence and enterprise portal systems to replace many of our current systems. We believe this SAP-based IT architecture, along with best-practices-based processes and higher concentrations of off-the-shelf, packaged solutions, will provide greater flexibility and functionality for our growing and evolving business model and be less expensive to maintain over the long-term.

This project may take longer and may require more resources to implement than anticipated, may cause distraction of key personnel, may cause disruptions to our business, and may not ultimately provide the benefits we anticipate. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could significantly harm our business, operating results and financial condition.

We are subject to a wide variety of government regulations. Any failure to comply with any of these regulations could be very damaging to our business, reputation and operating results. We may be required to incur significant expenses or to modify our operations in order to ensure compliance with these regulations.

We are subject to a wide variety of government regulations relating to the bedding industry or to various aspects of our business and operations, including without limitation:

•	Regulations relating to the proper labeling of bedding merchandise and other aspects of product handling and sale;
•	State regulations related to the proper labeling and sale of bedding products produced in part from refurbished components;
•	Federal and state flammability standards applicable generally to mattresses and mattress and foundation sets, described in greater detail below;
•	Environmental regulations;

•	Consumer protection and data privacy regulations;
•	Regulations related to marketing and advertising claims;
•	Various federal and state “do not call” or “do not mail” list requirements;
•

Federal, state and foreign labor laws, including but not limited to laws relating to occupational health and safety, employee privacy, wages and hours, overtime pay, harassment and discrimination, equal opportunity, and employee leaves and benefits;

•	Antitrust regulations in the United States and other jurisdictions where we may sell our products in the future;
•	Import and export regulations;
•	Federal and state tax laws; and
•	Federal and state securities laws;

Although we believe that we are in compliance in all material respects with these regulations and have implemented a variety of measures to promote continuing compliance, regulations may change over time and we may be required to incur expenses and/or to modify our operations in order to ensure compliance with these regulations, which could harm our operating results. If we are found to be in violation of any of the foregoing laws or regulations, we could become subject to fines, penalties, damages or other sanctions, as well as potential adverse public relations, which could materially and adversely impact our business, our reputation and our operating results.

All mattresses and mattress and foundation sets, including ours, will be subject to new federal flammability standards and related regulations beginning in July 2007. Compliance with these regulations may result in increased product costs, may require modifications to our systems and operations and may increase the risk of disruptions to our business due to ongoing testing to assure compliance or regulatory inspections.

The federal Consumer Product Safety Commission has adopted a new flammability standard and related regulations to be effective nationwide in July 2007 for mattresses and mattress and foundation sets. Compliance with these requirements may result in higher materials and manufacturing costs for our products, and will require modifications to our information systems and business operations, which may also increase our costs. To the extent we are unable to offset increased costs through value engineering and similar initiatives underway, or through price increases, our operating margins may be adversely impacted. If we choose to increase prices to preserve operating margins, our unit sales volumes could be adversely impacted.

Compliance may also require more complicated manufacturing processes, which may reduce our manufacturing capacity and require us to expand our manufacturing capacity sooner than otherwise anticipated.

The new regulations require manufacturers to implement quality assurance programs to ensure compliance and encourage manufacturers to conduct random testing of products. The new regulations also require maintenance and retention of compliance documentation. These quality assurance and documentation requirements will be costly to implement and maintain. If any product testing yields results indicating that any of our products may not meet the flammability standard, or if we obtain test results or other evidence that any of our products may fail to meet the standard or that a material or process used in manufacturing could affect the test performance of our product, we may be required to temporarily cease production and distribution and/or to recall products from the field, and we may be subject to fines or penalties, any of which outcomes could substantially harm our business, reputation, operating results and financial condition. We may also face increased risks of disruptions to our business caused by regulatory inspections.

We may face exposure to product liability claims.

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products is alleged to have resulted in personal injury or property damage. In the event that any of our products proves to be defective, we may be required to recall or redesign such products. In 2004, we experienced increased returns and adverse impacts on sales as a result of media reports related to the alleged propensity of our products to develop mold. We may experience material increases in returns and material adverse impacts on sales in the event any similar media reports were to occur in the future. We maintain insurance against product liability claims, but such coverage may not continue to be available on terms acceptable to us and may not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business.

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

Concern has grown recently over the possibility of a significant or global outbreak of avian flu or a similar pandemic. A significant outbreak of avian flu, or a similar pandemic, or even a perceived threat of such an outbreak, could cause significant disruptions to our supply chain, manufacturing capability and distribution system that could adversely impact our ability to produce and deliver products, which could result in a loss of sales and an adverse impact on our results of operations and financial condition. Similarly, such events could cause significant adverse impacts on consumer confidence and consumer demand generally, which could significantly and adversely impact our sales, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Distribution Locations

We currently lease all of our existing retail store locations and expect that our policy of leasing, rather than owning stores, will continue as we expand our store base. Our store leases generally provide for an initial lease term of five to 10 years with a mutual termination option if we do not achieve certain minimum annual sales thresholds. Generally, the store leases require us to pay minimum rent plus percentage rent based on net sales in excess of certain thresholds, as well as certain operating expenses.

The following table summarizes the geographic location of our 442 company-owned stores and 822 retail partner doors as of December 30, 2006:

	Company-	Retail		Company-	Retail
	Owned	Partner		Owned	Partner
	Stores	Doors		Stores	Doors
Alabama	3	-	Montana	2	2
Alaska	-	3	Nebraska	3	4
Arizona	8	34	Nevada	4	-
Arkansas	2	-	New Hampshire	5	-
California	51	132	New Jersey	14	24
Colorado	14	1	New Mexico	2	-
Connecticut	8	26	New York	17	105
Delaware	2	-	North Carolina	12	30
Florida	29	33	North Dakota	1	7
Georgia	14	27	Ohio	16	16
Hawaii	-	6	Oklahoma	3	5
Idaho	1	-	Oregon	5	-
Illinois	18	3	Pennsylvania	20	2
Indiana	10	8	Rhode Island	1	-
Iowa	6	13	South Carolina	5	3
Kansas	5	7	South Dakota	2	10
Kentucky	4	1	Tennessee	10	13
Louisiana	4	4	Texas	34	109
Maine	2	-	Utah	4	-
Maryland	10	6	Vermont	1	-
Massachusetts	11	7	Virginia	13	1
Michigan	13	-	Washington	13	-
Minnesota	16	33	West Virginia	1	-
Mississippi	-	-	Wisconsin	10	15
Missouri	13	13	Wyoming	-	-
			Canada	-	119
			Total	442	822

Manufacturing and Headquarters

We lease approximately 122,000 square feet in Minneapolis, Minnesota that includes our corporate headquarters, our direct marketing call center, our customer service group, our research and development department, and a distribution center that accepts returns and processes warranty claims. This lease expires in 2017 and contains one five-year renewal option. We sublease approximately 18,000 square feet in Minneapolis for a home delivery distribution center and a portion of our corporate headquarters staff. This sublease expires in December 2007 with no renewal option. We also sublease approximately 29,000 square feet in Minneapolis for our information technology department and a portion of our corporate headquarters staff. This sublease expires in February 2008 and contains one two-year renewal option.

To better meet our anticipated future space needs, we entered into a lease agreement with Opus Northwest, L.L.C. (“Opus”) in July 2006, pursuant to which Opus will build our new 160,000-square-foot corporate headquarters. The new facility is expected to be completed during the second half of 2007 at which time the lease will commence and run for an initial term of 10 years with two five-year renewal options. We plan to continue to use our existing headquarters facility for our direct marketing call center, our customer service call center, our research and development department, and for processing returns and warranty claims and accessories.

We lease two manufacturing and distribution centers in Irmo, South Carolina and Salt Lake City, Utah of approximately 105,000 square feet and approximately 101,000 square feet, respectively. We lease the Irmo facility through February 2008, with a five-year renewal option thereafter, and the Salt Lake City facility through April 2009, with a five-year renewal option thereafter.

To support our program with Radisson Hotels and Resorts, we lease approximately 40,000 square feet in Omaha, Nebraska, through July 2007. This lease also has two one-year renewal options.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of business. In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are provided for in our consolidated financial statements if the liability is probable and estimable in accordance with generally accepted accounting principles. The ultimate outcome of these matters are not expected to have a material effect on our consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” As of February 9, 2007, there were approximately 187 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for the two most recent fiscal years, adjusted for a three-for-two stock split that became effective on June 8, 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2006
High	$25.25	$24.28	$28.52	$27.50
Low	16.83	17.36	20.28	17.46

Fiscal 2005
High	$19.17	$15.04	$16.49	$15.17
Low	11.55	12.28	12.12	11.06

Select Comfort has not historically paid cash dividends on its common stock and has no current plans to pay cash dividends.

Information concerning stock repurchases completed during the fourth quarter of fiscal 2006 is set forth below:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2006	72,873	$21.69	72,873
November 2006	675,000	20.80	675,000
December 2006	824,518	17.71	824,518	$88,674,000
Total	1,572,391	19.22	1,572,391

___________________________

(1)

Includes 79 shares acquired in open market transactions by the administrator of the Company’s non-qualified deferred compensation plan in order to accommodate investment elections of plan participants.

(2)

On May 15, 2006, the Company announced that the Board of Directors approved a $150 million share repurchase program. The Finance Committee of the Board of Directors reviews repurchases under this program on a quarterly basis. The repurchase authorization expires at the end of 2008. As of February 9, 2007, the total outstanding authorization was $59.4 million.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (“S&P”) 400 Specialty Stores Index and The NASDAQ Stock Market (U.S.) Index assuming a $100 investment made on December 29, 2001. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. This graph is being “furnished” and not “filed.”

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG SELECT COMFORT CORPORATION, S&P 400 SPECIALTY STORES INDEX,

AND THE NASDAQ STOCK MARKET (U.S.) INDEX

	12/29/2001	12/28/2002	1/3/2004	1/1/2005	12/31/2005	12/30/2006
Select Comfort Corporation	$100	$446	$1,217	$884	$1,347	$1,285
S&P 400 Specialty Stores Index	100	85	116	136	143	161
The NASDAQ Stock Market (U.S.) Index	100	68	102	110	113	124

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 30, 2006:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	5,540,000	$11.43	1,964,000

Equity compensation plans not approved by security holders	None	Not applicable	None

Total	5,540,000	$11.43	1,964,000

________________________

(1)

Includes the Select Comfort Corporation 1990 Omnibus Stock Option Plan, the Select Comfort Corporation 1997 Stock Incentive Plan and the Select Comfort Corporation 2004 Stock Incentive Plan, as adjusted for our 2006 stock split.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share and selected operating data, unless otherwise indicated)

The Consolidated Statements of Operations Data and Consolidated Balance Sheet Data presented below have been derived from our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included in this Annual Report.

Certain reclassifications were made to prior period consolidated statements of operations and consolidated statements of financial position data in order to conform to the current-year presentation. These reclassifications had no impact on consolidated net income or retained earnings as previously reported. For additional information regarding these reclassifications, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year
	2006 (1)	2005	2004	2003 (2)	2002	2001
Consolidated Statements of Operations Data:
Net sales	$806,038	$689,548	$557,639	$458,489	$335,795	$261,687
Gross profit	490,508	406,476	339,838	285,324	208,663	154,180
Operating expenses:
Sales and marketing	341,630	286,206	250,628	207,400	156,307	138,496
General and administrative	65,401	49,300	37,826	33,974	30,123	23,834
Research and development	4,687	2,219	1,853	1,295	936	1,086
Asset impairment charges	5,980	162	—	71	233	1,366
Operating income (loss)	72,810	68,589	49,531	42,584	21,064	(10,602)
Net income (loss)	$47,183	$43,767	$31,555	$27,102	$37,466	$(12,066)
Net income (loss) per share:
Basic	$0.89	$0.82	$0.58	$0.55	$1.02	$(0.44)
Diluted	0.85	0.76	0.53	0.46	0.72	(0.44)
Shares used in calculation of net income (loss) per share:
Basic	52,837	53,357	54,015	49,157	36,824	27,236
Diluted	55,587	57,674	59,525	58,916	51,798	27,236

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$90,175	$123,091	$101,963	$75,118	$40,824	$16,375
Working capital	5,637	10,158	23,479	53,972	27,064	(3,739)
Total assets	228,961	239,838	202,033	153,506	108,633	67,436
Long-term debt, less current maturities	—	—	—	—	2,991	17,109
Total shareholders’ equity	115,694	121,347	114,344	92,201	54,024	5,937

Selected Operating Data:
Stores open at period-end (3)	442	396	370	344	322	328
Stores opened during period	51	40	31	27	15	11
Stores closed during period	5	14	5	5	21	16
Retail partner doors	822	353	89	77	71	—
Average net sales per store (000’s) (4)	$1,493	$1,417	$1,247	$1,101	$817	$626
Percentage of stores with more than $1.0 million in net sales (4)	81%	77%	64%	49%	24%	10%
Comparable-store sales increase (decrease) (5)	7%	15%	16%	31%	27%	(4)%
Average square footage per store open during period (4)	1,200	1,121	1,032	990	972	941
Net sales per square foot (4)	$1,244	$1,264	$1,208	$1,113	$841	$666
Average store age (in months at period end)	81	79	75	70	61	51

(1)

In the first quarter of fiscal 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R and, accordingly, financial results for fiscal years prior to 2006 have not been restated. Stock-based compensation expense for fiscal 2006 was $8,325 ($5,687 net of tax). Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its employee stock options and employee stock purchase plan. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee stock option plan or employee stock purchase plan; however, compensation expense was recognized in connection with the issuance of restricted and performance shares granted. See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation. Stock-based compensation expense (pre-tax) recognized in our financial results for years prior to fiscal 2006 were $793, $405, and $76 in 2005, 2004, 2003, respectively; and none in 2002 and 2001.

(2)	Fiscal year 2003 had 53 weeks. All other fiscal years presented had 52 weeks.

(3)	Includes stores operated in leased departments within other retail stores (none in 2006 and 2005; 13 in 2004, 2003 and 2002; and 22 in 2001).

(4)	For stores open during the entire period indicated.

(5)

Stores are included in the comparable-store calculation in the 13th full month of operation. Stores that have been remodeled or relocated within the same shopping center remain in the comparable-store base. The number of comparable-stores used to calculate such data was 391, 354, 339, 316, 307 and 317 for 2006, 2005, 2004, 2003, 2002 and 2001, respectively. Our 2004 and 2003 comparable-store sales increase reflects adjustments for an additional week of sales in 2003. Without adjusting for the additional week, comparable-store sales would have been 14% for 2004 and 34% for 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others, such factors as general and industry economic trends, uncertainties arising from global events, consumer confidence, effectiveness of our advertising and promotional efforts; our ability to secure suitable retail locations, our ability to attract and retain qualified sales professionals and other key employees; consumer acceptance of our products, product quality, innovation and brand image, our ability to continue to expand and improve our product line; industry competition; warranty expenses; the outcome of pending litigation, including consumer class action litigation; our dependence on significant suppliers, and the vulnerability of any suppliers to recessionary pressures, labor negotiations, liquidity concerns or other factors; rising commodity costs; and increasing government regulations, including new flammability standards for the bedding industry. Additional information concerning these and other risks and uncertainties is contained under the caption “Risk Factors” in this Annual Report on Form 10-K.

Overview

Select Comfort is the leading developer, manufacturer and marketer of premium-quality, adjustable-firmness beds. The air-chamber technology of our proprietary Sleep Number® bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products. In addition, we market and sell accessories and other sleep related products which focus on providing personalized comfort to complement the Sleep Number bed and provide a better night’s sleep to the consumer.

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

The proportion of our total net sales, by dollar volume, from each of our channels during the last three years is summarized as follows:

	2006	2005	2004
Retail	76.2%	76.9%	78.0%
Direct	9.4%	10.8%	11.5%
E-commerce	5.6%	5.0%	4.6%
Wholesale	8.8%	7.3%	5.9%
Total	100.0%	100.0%	100.0%

The components of total sales growth, including comparable-store sales increases, are as follows:

	2006	2005	2004
	Channel increase	Channel increase	Channel increase
Retail:
Comparable-store(1) sales	7%	15%	16%
New/closed stores, net	9%	7%	8%
Retail total	16%	22%	24%

Direct	1%	16%	10%
E-commerce	31%	34%	34%
Wholesale	40%	54%	73%

Total sales growth	17%	24%	22%

(1)

Stores are included in the comparable-store calculation in the 13th full month of operation. Stores that have been remodeled or relocated within the same shopping center remains in the comparable-store base.

The number of company-operated retail stores during the last three years, and independently owned and operated retail partner stores are summarized as follows:

	2006	2005	2004
Company-owned retail stores:
Beginning of year	396	370	344
Opened	51	40	31
Closed	(5)	(14)	(5)
End of year	442	396	370

Retail partner stores	822	353	89

We anticipate opening 40 net new retail stores and to relocate or expand 30 or more stores in 2007. We expect the number of stores in our retail partner program to remain at approximately 800 in 2007.

Our growth plans are centered on increasing market-by-market awareness of our products and stores through expansion of media, increasing distribution – primarily through new retail store openings and supplemented with sales through other mattress retailers, and through improvement and expansion of our product lines. Our primary market consists of the sale of products directly to consumers in the U.S. We believe long-term opportunities exist for international sales. In December 2005, we entered the Canadian market through a retail partner with locations in major metropolitan markets.

Sales growth and a higher gross profit rate enabled us to increase operating income by 6% in 2006. Historically, the majority of our operating margin improvement has been generated through leverage in selling expenses (increased sales through the existing store base) and leverage of our existing infrastructure (general and administrative expenses). We expect any future improvements in operating margin to be derived from similar sources. Our long-term growth targets are to sustain annual sales growth rates of 15% or more and annual earnings growth rates of 20% or more. We expect a challenging economic environment in 2007 which may affect our ability to achieve these targets in 2007.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions except percentages and earnings per share amounts. Amounts may not add due to rounding differences.

	2006		2005		2004
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$806.0	100.0%	$689.5	100.0%	$557.6	100.0%
Cost of sales	315.5	39.1	283.1	41.1	217.8	39.1
Gross profit	490.5	60.9	406.5	58.9	339.8	60.9
Operating expenses:
Sales and marketing	341.6	42.4	286.2	41.5	250.6	44.9
General and administrative	65.4	8.1	49.3	7.1	37.8	6.8
Research and development	4.7	0.6	2.2	0.3	1.9	0.3
Asset impairment charges	6.0	0.7	0.2	0.0	0.0	0.0
Total operating expenses	417.7	51.8	337.9	49.0	290.3	52.1
Operating income	72.8	9.0	68.6	9.9	49.5	8.9
Interest income	3.0	0.4	2.2	0.3	1.4	0.3
Income before income taxes	75.8	9.4	70.8	10.3	50.9	9.1
Income tax expense	28.6	3.6	27.0	3.9	19.4	3.5
Net income	$47.2	5.9%	$43.8	6.3%	$31.6	5.7%

	2006		2005		2004
Net income per share:
Basic	$0.89		$0.82		$0.58
Diluted	0.85		0.76		0.53
Weighted-average number of common shares:
Basic	52.8		53.4		54.0
Diluted	55.6		57.7		59.5

Net Sales

We recognize revenue when the sales price is fixed or determinable, collectibility is reasonably assured and title passes. We reduce sales at the time revenue is recognized for estimated returns. This estimate is based on historical return rates, which are reasonably consistent from period to period, and adjusted for any current trends as appropriate. If actual returns vary from expected rates, revenue in future periods is adjusted. Historically, we have not experienced material adjustments to the financial statements due to changes to estimates of returns.

Cost of Sales

Cost of sales includes costs associated with purchasing, manufacturing, shipping, handling and delivering our products to our customers, including related occupancy and depreciation expenses. Cost of sales also includes estimated costs to service warranty claims of customers. This estimate is based on historical claim rates experienced during the warranty period and adjusted for any current trends as appropriate. Because this estimate covers an extended period of time, a revision of estimated claim rates could result in a significant adjustment of estimated future costs of fulfilling warranty commitments and could have a material adverse effect on future results of operations. We revise our estimates of warranty liabilities to reflect changes in projected claim rates and projected costs of fulfilling warranty claims. However, these estimate revisions have not historically materially affected our annual results.

Gross Profit

Our gross profit margin is dependent on a number of factors and may fluctuate from quarter to quarter. These factors include the mix of products sold, the level at which we offer promotional discounts to purchase our products, the cost of materials, delivery and manufacturing and the mix of sales between wholesale and company-controlled distribution channels. Sales of products manufactured by third parties, such as accessories and our adjustable foundation, generate lower gross margins. Similarly, sales directly to consumers through company-controlled channels typically generate higher gross margins than sales through our wholesale channels because we capture both the manufacturer’s and retailer’s margin.

Sales and Marketing Expenses

Sales and marketing expenses include advertising and media production, other marketing and selling materials such as brochures, videos, customer mailings and in-store signage, sales compensation, customer service, store occupancy costs and related depreciation expense.

Advertising expense was $105.3 million in 2006, $89.4 million in 2005, and $78.5 million in 2004. Future advertising expenditures will depend on the effectiveness and efficiency of the advertising in creating awareness of our products and brand names, generating consumer inquiries and driving consumer traffic to our points of sale. We anticipate that full-year advertising expenditures in 2007 will increase by approximately 10%.

General and Administrative Expenses

General and administrative expenses consist of costs associated with management of functional areas, including information technology, human resources, finance, sales and marketing administration, investor relations and risk management. Costs include salaries, bonus and benefits, information hardware, software and maintenance, office facilities, insurance, investor relations costs and other overhead.

Research and Development Expenses

Research and development (“R&D”) expenses includes internal labor and benefits, outside consulting services and testing equipment. R&D spending is expected to increase by up to 50% in 2007 as we accelerate our innovation, leading with a series of cost and quality enhancements for our products.

Asset Impairment Charges

Asset impairment charges relate to long-lived assets that have been written-off when the carrying amount of an asset is not expected to be recoverable from future cash flows. We evaluate our long-lived assets, including leaseholds and fixtures in existing stores, based on estimated future cash flows after considering the potential impact of planned operational improvements, marketing programs, industry economic factors and the profitability of future business strategies. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations.

Quarterly and Annual Operating Results

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in comparable-store sales, the timing, amount and effectiveness of advertising expenditures, any changes in sales return rates or warranty experience, the timing of new store openings and related expenses, net sales contributed by new stores, the timing of promotional offerings, competitive factors, rising commodity costs, any disruptions in supplies or third-party services, seasonality of retail sales, timing of QVC shows and wholesale sales, consumer confidence and general economic conditions. Furthermore, a substantial portion of net sales is often realized in the last month of a quarter, due in part to our promotional schedule and commission structure. As a result, we may be unable to adjust spending in a timely manner and our business, financial condition and operating results may be significantly impacted. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Comparison of 2006 and 2005

Net Sales

Net sales in 2006 increased 17% to $806.0 million from $689.5 million in 2005. Sales of mattress units increased 9% overall, and the average selling price per bed (mattress sales divided by mattress units) in our company-controlled channels increased 6% to $1,699, while sales of other products and services increased by 24%. The higher average selling price per bed resulted primarily from a price increase in late 2005 and a shift in the net sales mix to higher priced mattress models.

The $116.5 million increase in net sales was attributable to (i) an $84.4 million increase in net sales from our retail stores, including an increase in comparable-store sales of $36.9 million and an increase of $47.5 million from new stores, net of stores closed, (ii) a $1.1 million increase in direct marketing net sales, (iii) a $10.9 million increase in net sales from our e-commerce channel, and (iv) a $20.1 million increase in net sales from our wholesale channel.

Gross Profit

Gross profit increased to 60.9% in 2006 from 58.9% in 2005, primarily due to higher average selling prices of mattresses and productivity improvements in manufacturing and logistics which reduced the Company’s cost of sales. This was partially offset by an increase in the percentage of net sales from lower margin channels which reduced the gross profit rate by 0.4 percentage points (ppt) and a correction in warranty liabilities to include freight costs which had not been included in prior periods. This correction was immaterial to current and prior periods.

Sales and Marketing Expenses

Sales and marketing expenses in 2006 increased 19% to $341.6 million from $286.2 million in 2005 and increased as a percentage of net sales to 42.4% from 41.5% for the comparable prior-year period. The $55.4 million increase was primarily due to additional media investments, increased number of stores and markets served, and an increase in variable costs due to higher sales. The 0.9 ppt increase as a percentage of net sales was primarily due to a 0.7 ppt of net sales increase in financing, promotion and other marketing costs. We generally expect sales and marketing expense growth rates to be lower than the rate of net sales growth due to leveraging the fixed component of sales and marketing expenses across a higher sales base, while reinvesting some of these leverage benefits into higher levels of media investments.

General and Administrative Expenses

General and administrative (G&A) expenses increased 33% to $65.4 million in 2006 from $49.3 million in 2005 and increased as a percentage of net sales to 8.1% from 7.1% for the comparable prior-year period. The dollar and percentage increases in G&A were primarily due to increased compensation costs related to the adoption of SFAS 123R which required the expensing of $5.5 million (0.7 ppt) of stock option compensation, increased compensation and benefits expenses related to additional headcount of $4.9 million, higher professional fees of $2.9 million, and additional depreciation and maintenance expense from information technology infrastructure investments of $2.5 million, partially offset by lower incentive compensation costs of $2.5 million resulting from our all-employee incentive compensation program. We generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base.

Research and Development

Research and development expenses increased $2.5 million to $4.7 million in 2006 from $2.2 million in 2005 and increased as a percentage of net sales to 0.6% from 0.3% for the comparable prior-year period. The significant dollar and percentage increases in R&D expenses in fiscal year 2006 was due to our strategic decision to accelerate our investment in new product innovation.

Asset Impairment Charges

Asset impairment charges increased to $6.0 million in 2006 from $0.2 million in 2005. The charges in 2006 relate primarily to the $5.4 million write-off of software projects abandoned in connection with our decision to implement a new SAP® enterprise resource planning system. In addition, the charges in 2006 include $0.6 million associated with store asset impairments.

Interest Income

Interest income increased $0.8 million to $3.0 million in 2006 from $2.2 million in 2005. The increase in interest income resulted from higher interest rates on invested balances.

Income Tax Expense

Income tax expense increased $1.6 million to $28.6 in 2006 from $27.0 in 2005 principally due to the increase in pre-tax income. The effective tax rates were 37.8% in 2006 and 38.1% in 2005. The decrease in the effective tax rate was principally due to increased interest income from tax-exempt securities.

Comparison of 2005 and 2004

Net Sales

Net sales in 2005 increased 24% to $689.5 million from $557.6 million in 2004. Sales of mattress units increased 19% overall, and the average selling price per bed (mattress sales divided by mattress units) in our company-controlled channels increased 5% to $1,597, while sales of other products and services increased by 28%. The higher average selling price resulted primarily from a price increase introduced at the beginning of 2005 and improvements in product mix. The increase in mattress unit sales was driven primarily by growth in same-store sales and distribution expansion.

The increase in net sales by sales channel was attributable to (i) a $94.9 million increase in net sales from our retail stores, including an increase in comparable-store sales of $64.9 million and an increase of $30.0 million from new stores, net of stores closed, (ii) a $10.4 million increase in direct marketing net sales, (iii) an $8.9 million increase in net sales from our e-commerce channel, and (iv) a $17.7 million increase in net sales from our wholesale channel.

Gross Profit

Gross profit decreased to 58.9% in 2005 from 60.9% in 2004, primarily due to changes in channel mix (i.e., increased percentage of total net sales from lower margin channels), higher warranty expense, and increased product and delivery costs resulting from rising commodity and fuel costs, offset partially by sales price increases and favorable sales return rates.

Sales and Marketing Expenses

Sales and marketing expenses in 2005 increased 12% to $286.2 million from $250.6 million in 2004 and decreased as a percentage of net sales to 41.5% from 44.9% for the comparable prior-year period. The $35.6 million increase was primarily due to additional media investments, increased number of stores and increased variable costs due to higher sales. The decrease as a percentage of net sales was comprised primarily of a 1.1 ppt increase in leverage of media investments, 0.6 ppt of other marketing leverage and a 1.7 ppt leverage of fixed costs (occupancy, base sales compensation and certain marketing expenses) over higher sales.

General and Administrative Expenses

General and administrative (G&A) expenses in 2005 increased 30% to $49.3 million from $37.8 million in 2004 and increased as a percentage of net sales to 7.1% from 6.8% for the comparable prior-year period. The dollar increase in G&A was primarily due to increased incentive compensation expense of $6.5 million resulting from our all-employee incentive compensation program, increased compensation and benefits expenses related to additional headcount of $3.4 million, increased professional fees of $2.7 million, and $1.0 million in additional depreciation and maintenance expense from information technology infrastructure investments.

Research and Development

Research and development expenses increased $0.3 million to $2.2 million in 2005 from $1.9 million in 2004.

Interest Income

Interest income increased $0.8 million to $2.2 million in 2005 from $1.4 million in 2004. The increase in interest income resulted from higher average balances of invested cash and higher interest rates.

Income Tax Expense

Income tax expense increased $7.6 million to $27.0 in 2005 from $19.4 in 2004 principally due to higher pre-tax income. The effective tax rate was 38.1% in both 2005 and 2004.

Liquidity and Capital Resources

As of December 30, 2006, we had cash, cash equivalents and marketable securities of $90.2 million, of which $46.6 million was classified as a current asset compared to $123.1 million of cash, cash equivalents and marketable securities as of December 31, 2005, of which $68.0 million was classified as a current asset. The $32.9 million decrease in cash, cash equivalents and marketable securities was the result of $59.4 million of cash provided by operating activities, reduced by $31.1 million of capital expenditures and $61.2 million of cash used in financing activities (which included $77.2 million of repurchases of our common stock, net of cash from stock option exercises and related tax benefits).

We generated cash from operations of $59.4 million in 2006. Cash from operations for 2006 is comprised of net income of $47.2 million, plus adjustments to reconcile net income to cash provided by operating activities of $17.7 million, and a decrease in cash from changes in assets and liabilities of $5.5 million, due primarily to increases in accounts receivable and inventory combined with decreases in customer prepayments and accrued compensation and benefits, partially offset by increases in accounts payable. Cash from operations for 2005 was $87.5 million, $28.1 million more than 2006. Cash from operations in 2005 is comprised of net income of $43.8 million, $3.4 million less than 2006; adjustments to reconcile net income to cash provided by operating activities of $15.4 million, $2.3 million less than 2006 due primarily to increases in asset impairment charges taken in 2006; and an increase in cash from changes in assets and liabilities of $28.4 million primarily due to increases in accrued compensation and other current liabilities in excess of changes in current assets.

Net cash used in investing activities was $33.2 million and $28.4 million in 2006 and 2005, respectively. The increase in net cash used in investing activities was principally due to a $5.2 million increase in capital expenditures. In both periods, our capital expenditures were primarily related to new and remodeled retail stores and investments in information technology. In 2006, we opened 51 new stores and remodeled 28 retail stores, while in 2005 we opened 40 new stores and remodeled 11 retail stores. We anticipate increasing our retail store count by 40 net new retail stores during 2007, and relocating or expanding 30 or more stores in 2007. We will fund planned capital expenditures with cash on hand and cash generated from operations. We expect our new stores to be cash flow positive within the first 12 months of operations and, as a result, do not anticipate a negative effect on net cash needs. Our 2007 capital expenditures are expected to be approximately $50 million, compared to $31.1 million in 2006. The increase in capital expenditures is due to our expected implementation of SAP in the first half of fiscal year 2008 and leasehold improvement costs necessary to furnish our new corporate headquarters that we plan to move into in the fall of 2007.

Net cash used in financing activities was $61.2 million in 2006, compared to $40.5 million in 2005. The $20.7 million increase in cash used in financing activities resulted from a $27.5 million increase in repurchases of our common stock, offset by the change in the classification of the excess tax benefits from stock option exercises of $8.6 million from operating to financing in accordance with adoption of SFAS 123R in 2006. The use of cash for financing activities in both 2006 and 2005 was principally due to repurchases of our common stock of $77.2 million in 2006 and $49.7 million in 2005. We may make additional purchases of our common stock, subject to market conditions and at prevailing market prices, through open market purchases. The total outstanding stock repurchase authorization at February 9, 2007 was $59.4 million. We may terminate or limit the stock repurchase program at any time.

Cash generated from operations should be a sufficient source of liquidity for the short- and long-term and should provide adequate funding for capital expenditures. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations and organic growth. In 2006, we obtained a $100 million bank revolving line of credit for general corporate purposes including the funding of any short-term cash needs or investment opportunities. This line of credit is a five-year senior unsecured revolving facility expiring June 2011. Borrowings under the credit facility bear interest at a floating rate and may be maintained as base rate loans (tied to the prime rate or the federal funds rate plus 0.5%) or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 1.0% depending on our leverage ratio, as defined. We are subject to certain financial covenants under the agreement, principally consisting of interest coverage and leverage ratios. We have remained and expect to remain in full compliance with the financial covenants. Although the Company had no borrowings against the credit facility as of December 30, 2006, we expect to incur borrowings during 2007 as we continue to repurchase our common stock at a rate that on a short-term basis may exceed the maturities of our held-to-maturity marketable securities portfolio.

Other than operating leases, we do not have any off-balance-sheet financing. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 5, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Contractual Obligations

The following table presents information regarding our contractual obligations by fiscal year (in thousands):

	Payments Due by Period
	Total	< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years

Operating leases	$155,304	$28,429	$53,927	$38,019	$34,929
Inventory purchase commitments	325,000	122,000	153,000	50,000	—
Total	$480,304	$150,429	$206,927	$88,019	$34,929

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

Our critical accounting policies relate to revenue recognition, sales returns, warranty liabilities, asset impairment charges and stock-based compensation.

Revenue Recognition

We recognize revenue when the sales price is fixed or determinable, collectibility is reasonably assured and title passes. Amounts billed to customers for delivery and set up are included in net sales.

Sales Returns

We reduce sales at the time revenue is recognized for estimated returns. This estimate is based on historical return rates, which are reasonably consistent from period to period. If actual returns vary from expected rates, revenue in future periods is adjusted, which could have a material adverse effect on future results of operations.

Warranty Liabilities

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

Asset Impairment Charges

We evaluate our long-lived assets for impairment based on estimated future cash flows after considering the potential impact of planned operational improvements, marketing programs, industry economic factors and the profitability of future business strategies. Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations. If the carrying amount of an asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

Stock-Based Compensation

Effective January 1, 2006, we changed our accounting for stock options in accordance with SFAS 123R to the fair value method and now recognize stock option compensation expense in the consolidated financial statements. The valuation of stock options and resulting compensation expense is determined using the Black-Scholes-Merton option-pricing model with the most significant inputs into the model being exercise price, our estimate of expected stock price volatility and the weighted average expected life of the options. Previously, two alternative methods existed for accounting for stock options: the intrinsic value method and the fair value method. Prior to fiscal 2006, we used the intrinsic value method of accounting for stock options and accordingly, no compensation expense was recognized in the financial statements for options granted to employees, or for the discount feature of our employee stock purchase plan. This change in accounting policy had a material impact on our consolidated results of operations and earnings per share.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard’s (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which supersedes Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application of changes in accounting principles to prior period financial statements as of the earliest date practicable. This statement also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 were effective for the Company in fiscal year 2006. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for the Company beginning in fiscal year 2007. The Company is evaluating the impact of the adoption of FIN 48, but does not expect FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements are required to be separately disclosed, by level, within the fair value hierarchy. SFAS 157 is effective for the Company beginning in fiscal 2008. The Company is currently evaluating the impact of SFAS 157, but does not expect its adoption to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 were effective for the Company’s fiscal year ending December 30, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

Changes in the overall level of interest rates affect income generated from our short- and long-term investments in cash, cash equivalents and marketable securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $0.9 million based on our short- and long-term investments as of December 30, 2006. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Select Comfort Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Select Comfort Corporation maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Select Comfort Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Select Comfort Corporation maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Select Comfort Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Select Comfort Corporation and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2006 and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

Minneapolis, Minnesota

February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Select Comfort Corporation:

We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Select Comfort Corporation and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Notes 1 and 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Select Comfort Corporation’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Minneapolis, Minnesota

February 26, 2007

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 30, 2006 and December 31, 2005

(in thousands, except per share amounts)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$8,819	$43,867
Marketable securities – current	37,748	24,122
Accounts receivable, net of allowance for doubtful accounts of $529 and $552, respectively	12,164	6,234
Inventories	24,120	21,982
Prepaid expenses	10,227	9,841
Deferred income taxes	5,785	6,139
Other current assets	4,305	3,875
Total current assets	103,168	116,060

Marketable securities – non-current	43,608	55,102
Property and equipment, net	59,384	53,866
Deferred income taxes	19,275	11,256
Other assets	3,526	3,554
Total assets	$228,961	$239,838

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,061	$42,659
Customer prepayments	9,552	14,718
Accruals:
Sales returns	3,907	5,403
Compensation and benefits	20,057	24,839
Taxes and withholding	5,053	9,624
Other current liabilities	12,901	8,659
Total current liabilities	97,531	105,902

Warranty liabilities	7,769	5,354
Other long-term liabilities	7,967	7,235
Total liabilities	113,267	118,491

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 51,544 and 53,598 shares issued and outstanding, respectively	515	536
Additional paid-in capital	4,039	56,854
Retained earnings	111,140	63,957
Total shareholders’ equity	115,694	121,347
Total liabilities and shareholders’ equity	$228,961	$239,838

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 30, 2006, December 31, 2005 and January 1, 2005

(in thousands, except per share amounts)

	2006	2005	2004

Net sales	$806,038	$689,548	$557,639
Cost of sales	315,530	283,072	217,801
Gross profit	490,508	406,476	339,838

Operating expenses:
Sales and marketing	341,630	286,206	250,628
General and administrative	65,401	49,300	37,826
Research and development	4,687	2,219	1,853
Asset impairment charges	5,980	162	—
Total operating expenses	417,698	337,887	290,307
Operating income	72,810	68,589	49,531

Interest income	3,018	2,174	1,414
Income before income taxes	75,828	70,763	50,945
Income tax expense	28,645	26,996	19,390
Net income	$47,183	$43,767	$31,555

Basic net income per share:
Net income per share – basic	$0.89	$0.82	$0.58
Weighted-average common shares – basic	52,837	53,357	54,015
Diluted net income per share:
Net income per share – diluted	$0.85	$0.76	$0.53
Weighted-average common shares – diluted	55,587	57,674	59,525

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years ended December 30, 2006, December 31, 2005 and January 1, 2005

(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at January 3, 2004	53,655	$537	$103,029	$(11,365)	$92,201
Exercise of common stock options	1,525	15	4,428	—	4,443
Exercise of common stock warrants	53	1	4	—	5
Tax benefit from equity compensation	—	—	4,641	—	4,641
Repurchases of common stock	(1,707)	(17)	(20,836)	—	(20,853)
Issuances of common stock	216	2	2,350	—	2,352
Net income	—	—	—	31,555	31,555
Balance at January 1, 2005	53,742	538	93,616	20,190	114,344
Exercise of common stock options	1,458	15	6,967	—	6,982
Exercise of common stock warrants	1,772	18	(9)	—	9
Tax benefit from equity compensation	—	—	3,758	—	3,758
Repurchases of common stock	(3,653)	(37)	(49,690)	—	(49,727)
Issuances of common stock	279	2	2,212	—	2,214
Net income	—	—	—	43,767	43,767
Balance at December 31, 2005	53,598	536	56,854	63,957	121,347
Exercise of common stock options	1,544	15	7,495	—	7,510
Exercise of common stock warrants	75	1	—	—	1
Tax benefit from equity compensation	—	—	9,769	—	9,769
Stock-based compensation	—	—	8,325	—	8,325
Repurchases of common stock	(3,889)	(39)	(79,700)	—	(79,739)
Issuances of common stock	216	2	1,296	—	1,298
Net income	—	—	—	47,183	47,183
Balance at December 30, 2006	51,544	$515	$4,039	$111,140	$115,694

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 30, 2006, December 31, 2005 and January 1, 2005

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$47,183	$43,767	$31,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,684	15,747	13,643
Stock-based compensation	8,325	793	405
Disposals and impairments of assets	5,912	172	11
Excess tax benefits from stock-based compensation	(8,565)	—	—
Changes in deferred income taxes	(7,665)	(1,353)	(4,032)
Change in operating assets and liabilities:
Accounts receivable	(5,930)	(397)	(1,042)
Inventories	(2,138)	(1,501)	(6,371)
Prepaid expenses and other assets	(823)	(3,506)	(2,492)
Accounts payable	6,091	5,388	9,765
Customer prepayments	(5,166)	5,350	3,398
Accrued sales returns	(1,496)	365	1,569
Accrued compensation and benefits	(4,782)	10,926	(3,390)
Accrued taxes and withholding	5,198	6,990	7,372
Warranty liabilities	2,574	3,805	(418)
Other accruals and liabilities	974	952	2,509
Net cash provided by operating activities	59,376	87,498	52,482
Cash flows from investing activities:
Purchases of property and equipment	(31,079)	(25,840)	(21,399)
Investments in marketable securities	(28,072)	(39,172)	(72,540)
Proceeds from maturity of marketable securities	25,940	36,625	46,256
Net cash used in investing activities	(33,211)	(28,387)	(47,683)
Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(1,388)	784	10,220
Repurchases of common stock	(77,199)	(49,727)	(20,853)
Proceeds from issuance of common stock	8,809	8,413	6,395
Excess tax benefits from stock-based compensation	8,565	—	—
Net cash used in financing activities	(61,213)	(40,530)	(4,238)
(Decrease) increase in cash and cash equivalents	(35,048)	18,581	561
Cash and cash equivalents, at beginning of year	43,867	25,286	24,725
Cash and cash equivalents, at end of year	$8,819	$43,867	$25,286

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes	$30,628	$22,563	$16,842

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Business and Summary of Significant Accounting Policies

Business

Select Comfort Corporation and its wholly-owned subsidiaries (the Company) develops, manufactures and markets premium quality, adjustable-firmness beds and related bedding accessories in the United States and Canada. The Company sells through four distribution channels: Retail, Direct, E-commerce and Wholesale. The percentage of the Company’s total net sales from each of our channels during the last three years is as follows:

	2006	2005	2004
Retail	76.2%	76.9%	78.0%
Direct	9.4%	10.8%	11.5%
E-commerce	5.6%	5.0%	4.6%
Wholesale	8.8%	7.3%	5.9%
Total	100.0%	100.0%	100.0%

Financial Statement Presentation

The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends are as follows: fiscal year 2006 ended December 30, 2006, fiscal year 2005 ended December 31, 2005 and fiscal year 2004 ended January 1, 2005. Fiscal years 2006, 2005 and 2004 each had 52 weeks.

On May 9, 2006, our Board of Directors approved a three-for-two stock split. Shareholders of record as of May 25, 2006 received one additional share for every two shares owned, with fractional shares being redeemed for cash. The additional shares were distributed on June 8, 2006. All share and per share information herein reflects this stock split.

Principles of Consolidation

The consolidated financial statements include the accounts of Select Comfort Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Outstanding checks in excess of funds on deposit (book overdrafts) totaled $9,616,000 and $11,004,000 at December 30, 2006, and December 31, 2005, respectively. Book overdrafts are included in accounts payable in our consolidated balance sheets and in financing activities in our consolidated statements of cash flows.

Marketable Securities

Marketable Securities include highly liquid investment grade debt instruments issued by the U.S. government and related agencies, municipalities and corporations, and commercial paper issued by companies with investment grade ratings.

These investments have an original maturity of up to 36 months. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. Investments are classified as held-to-maturity based on our intent and ability to hold to maturity, and carried at amortized cost.

Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(1)	Business and Summary of Significant Accounting Policies – (Continued)

Property and Equipment

Property and equipment, carried at cost, are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the contractual term of the lease, with consideration of lease renewal option if renewal appears probable. Estimated useful lives of the Company’s property and equipment by major asset category are as follows:

Leasehold improvements	5 to 10 years
Office furniture and equipment	5 to 7 years
Production machinery, computer equipment and software	3 to 7 years

Other Assets

Other assets include security deposits, patents, trademarks and goodwill. Patents and trademarks are amortized using the straight-line method over periods ranging from 10 to 17 years.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of their short-term maturity.

Research and Development Costs

Costs incurred in connection with research and development are charged to expense as incurred.

Operating Leases

Rent expense is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. The Company records any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in other accrued liabilities or other long-term liabilities, as appropriate. The lease term for purposes of the calculation is the earlier of the lease commencement date or the date the Company takes possession of the property. Leasehold improvements that are funded by landlord incentives or allowances under an operating lease are recorded as deferred rent and amortized as reductions to rent expense over the lease term.

Pre-opening Costs

Costs associated with the start up and promotion of new store openings are expensed as incurred.

Advertising Costs

The Company incurs advertising costs associated with print and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $105,329,000, $89,413,000, and $78,532,000 in 2006, 2005 and 2004, respectively. Advertising costs deferred and included in prepaid expenses in the Company’s consolidated balance sheets were $555,000 and $1,133,000 as of December 30, 2006 and December 31, 2005, respectively.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(1)	Business and Summary of Significant Accounting Policies – (Continued)

Insurance

The Company is self-insured for certain losses related to health and workers’ compensation claims, although it does obtain third-party insurance coverage to limit exposure to these claims. The Company estimates its self-insured liabilities using a number of factors including historical claims experience and an analysis of incurred but not reported claims. The Company’s self-insurance liability was $3,385,000 and $3,308,000, at December 30, 2006 and December 31, 2005, respectively, and is included in other current liabilities in our consolidated balance sheets.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows,” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity compensates employees through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award, or to their eligible retirement date, if earlier.

SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption. Total cash flows remain unchanged from those reported under previous accounting rules. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method. Results of operations for prior annual periods have not been restated to reflect recognition of stock-based compensation expense.

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for its employee stock options and employee stock purchase plan. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee stock option plan or employee stock purchase plan; however, compensation expense was recognized in connection with the issuance of restricted share grants. See Note 7 to the Consolidated Financial Statements for additional information on stock-based compensation.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for any portion of deferred tax assets that are not considered more likely than not to be realized.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes potentially dilutive common shares consisting of stock options, restricted stock and warrants using the treasury stock method.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(1)	Business and Summary of Significant Accounting Policies – (Continued)

Accounting Estimates and Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Critical accounting policies consist of revenue recognition, sales returns, warranty liabilities, asset impairment charges and stock-based compensation.

Revenue Recognition

Revenue is recognized when the sales price is fixed or determinable, collectibility is reasonably assured and title passes. Amounts billed to customers for delivery and set up are included in net sales. Revenue is reported net of estimated sales returns and excludes sales taxes.

Sales Returns

Returns are accepted by the Company up to 30 nights following the sale. The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

Warranty Liabilities

The Company provides a 20-year limited warranty on its adjustable-firmness beds. The customer participates over the last 18 years of the warranty period by paying a portion of the retail value of replacement parts. Estimated warranty costs are expensed at the time of sale based on historical claims incurred by the Company and are adjusted for any current trends as appropriate. Actual warranty claim costs could differ from these estimates. The Company classifies as noncurrent those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
2006	$7,649	$13,521	$10,947	$10,223
2005	3,844	12,536	8,731	7,649
2004	4,262	7,839	8,257	3,844

The increases in warranty liabilities reflects higher sales volume, increased claim rates and a correction in warranty accruals in 2006 to include freight costs which had not been included in prior periods. This correction was immaterial to current and prior periods.

Asset Impairment Charges

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset plus net proceeds expected from disposition of the asset (if any). When an impairment loss is recognized, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. The Company reviews store assets for potential impairment based on historical cash flows, lease termination provisions and expected future store operating results.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(1)	Business and Summary of Significant Accounting Policies – (Continued)

The test for goodwill impairment is a two-step process, and is performed at least annually. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined utilizing widely accepted valuation techniques, including discounted cash flows. The carrying value of goodwill as of December 30, 2006 and December 31, 2005 was $2,850,000.

Stock-Based Compensation

Effective January 1, 2006, the Company changed its accounting for stock options in accordance with SFAS 123R to the fair value method and now recognizes stock option compensation expense in the consolidated financial statements. The valuation of stock options and resulting compensation expense is determined using the Black-Scholes-Merton option-pricing model with the most significant inputs into the model being exercise price, our estimate of expected stock price volatility and the weighted average expected life of the options. Previously, two alternative methods existed for accounting for stock options: the intrinsic value method and the fair value method. Prior to fiscal 2006, we used the intrinsic value method of accounting for stock options and accordingly, no compensation expense was recognized in the financial statements for options granted to employees, or for the discount feature of our employee stock purchase plan. This change in accounting policy had a material impact on our consolidated results of operations and net income per share.

Sources of Supply

The Company currently obtains materials and components used to produce its beds from outside sources. As a result, the Company is dependent upon suppliers that in some instances, are the Company’s sole source of supply. The Company is continuing its efforts to dual-source key components. The failure of one or more of the Company’s suppliers to provide it with materials or components on a timely basis could significantly impact our consolidated results of operations and net income per share.

Reclassifications

At the end of fiscal 2006, the Company reclassified certain prior-year amounts to conform to the current-year presentation. The significant reclassifications were as follows:

•

Certain sales incentives and customer advertising allowances were reclassified as reductions of net sales (previously recorded as sales and marketing expenses). The impact of these reclassifications were a decrease to net sales of $1,518,000 in 2005.

•

Incentive compensation expenses were reclassified as increases to cost of sales or sales and marketing expense (previously recorded as general and administrative expenses). The impact of these reclassifications were increases to cost of sales of $2,482,000 and $836,000 in 2005 and 2004, respectively; and increases to sales and marketing expenses of $441,000 in 2005 and decreases to sales and marketing expenses of $237,000 in 2004.

•

Consumer and clinical research expenses were reclassified as increases to sales and marketing expense (previously recorded as general and administrative expenses). The impact of these reclassifications were increases to sales and marketing expenses of $1,230,000 and $940,000 in 2005 and 2004, respectively.

•

Book overdrafts of $11,004,000 were reclassified from cash to accounts payable on the December 31, 2005 consolidated statement of financial position. As a result of the change in balance sheet classification, $784,000 and $10,220,000 in 2005 and 2004, respectively, were reclassified from cash and cash equivalents to cash flows from financing activities.

These reclassifications were considered immaterial and had no effect on previously reported net income, retained earnings or operating cash flows.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(1)	Business and Summary of Significant Accounting Policies – (Continued)

New Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard’s (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which supersedes Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application of changes in accounting principles to prior period financial statements as of the earliest date practicable. This statement also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 were effective for the Company in fiscal year 2006. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for the Company beginning in fiscal year 2007. The Company is evaluating the impact of the adoption of FIN 48, but does not expect FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under this statement, fair value measurements are required to be separately disclosed, by level, within the fair value hierarchy. SFAS 157 is effective for the Company beginning in fiscal 2008. The Company is currently evaluating the impact of SFAS 157, but does not expect its adoption to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 were effective for the Company’s fiscal year ending December 30, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(2)	Marketable Securities

Marketable securities are summarized as follows (in thousands):

December 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$5,998	$—	$(23)	$5,975
Municipal securities	75,358	—	(279)	75,079
	$81,356	$—	$(302)	$81,054

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$3,442	$—	$(23)	$3,419
U.S. government agencies	19,075	—	(287)	18,788
Municipal securities	56,707	1	(358)	56,350
	$79,224	$1	$(668)	$78,557

As of December 30, 2006, the contractual maturities were as follows (in thousands):

	Amortized Cost	Fair Value
0 – 12 Months	$37,748	$37,645
13 – 24 Months	34,422	34,237
25 – 36 Months	9,186	9,172
Total	$81,356	$81,054

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(3)	Inventories

Inventories consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Raw materials	$6,576	$6,549
Work in progress	111	226
Finished goods	17,433	15,207
	$24,120	$21,982

The Company’s finished goods inventory, as of December 30, 2006, was comprised of $8,241,000 of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $4,141,000 of finished components that were ready for assembly for the completion of beds, and $5,051,000 of retail accessories.

The Company’s finished goods inventory, as of December 31, 2005, was comprised of $4,183,000 of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $7,148,000 of finished components that were ready for assembly for the completion of beds, and $3,876,000 of retail accessories.

(4)	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Leasehold improvements	$77,209	$63,536
Office furniture and equipment	3,693	3,580
Production machinery, computer equipment and software	64,814	57,616
Less: Accumulated depreciation and amortization	(86,332)	(70,866)
	$59,384	$53,866

During fiscal years 2006 and 2005, the Company recorded asset impairment charges of $5,980,000 and $162,000, respectively. The Company’s 2006 asset impairment charges were comprised of $5,371,000 resulting from the abandonment of software it had been developing and $609,000 resulting from the difference between the fair value and net book value of impaired store assets. During 2006, the Company abandoned certain internal use software it had been developing and committed to a plan to implement SAP® as its new enterprise resource planning system with an expected implementation in the first half of 2008. The Company’s 2005 asset impairment charges of $162,000 were related to impaired store assets.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(5)	Leases

The Company rents office and manufacturing space under seven operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and certain building operating expenses. The Company also rents retail space under operating leases which, in addition to the minimum lease payments, require payment of contingent rents based upon sales levels and require payment of a proportionate share of the real estate taxes and certain building operating expenses.

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales levels, are contingent rents and are excluded from minimum lease payments and included in the determination of total rent expense when it is probable the expense has been incurred and the amount is reasonably estimable. Future payments for real estate taxes and certain building operating expenses for which the Company is obligated are not included in minimum lease payments.

The Company also leases delivery trucks associated with its home delivery service, which in addition to the minimum lease payments, require payment of a management fee and contain certain residual value guarantee provisions that would become due at the expiration of the operating agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The guaranteed residual value at lease expiration is approximately $1,269,000. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease is remote. Rent expense was as follows (in thousands):

	2006	2005	2004
Minimum rents	$27,579	$23,619	$20,050
Contingent rents	9,443	8,246	6,112
Total	$37,022	$31,865	$26,162
Equipment rents	$1,042	$1,927	$2,056

The aggregate minimum rental commitments under operating leases for subsequent years are as follows (in thousands):

2007	$28,429
2008	28,740
2009	25,187
2010	21,804
2011	16,215
Thereafter	34,929
$155,304

(6)	Credit Agreement

In June 2006, the Company entered into a five-year Syndicated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $100 million senior unsecured revolving credit facility available to be used by the Company for general corporate purposes. Borrowings available under the credit facility can be increased by an additional amount up to $75 million.

Borrowings under the credit facility bear interest at a floating rate and may be maintained as base rate loans (tied to the prime rate or the federal funds rate plus 0.5%) or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 1.0% depending on our leverage ratio, as defined. The Company is subject to certain financial covenants under the agreement principally consisting of maximum leverage and minimum interest coverage ratios. The Company was in full compliance with all covenants as of December 30, 2006. The Company had no borrowings against the credit facility as of December 30, 2006.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(7)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, since all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

Current Period Impact of Adopting SFAS 123R

The following table shows the impact of adopting SFAS 123R on selected reported items (“As Reported”) as compared with previous reporting permitted by APB 25 (“Pro Forma”):

	Year Ended December 30, 2006
(in thousands, except per share amounts)	As Reported	Pro Forma	Increase (Decrease)

Operating income	$72,810	$79,422	$(6,612)
Income before income taxes	75,828	82,440	(6,612)
Net income	47,183	51,806	(4,623)
Net cash provided by (used in):
Operating activities	59,376	67,941	(8,565)
Financing activities	(61,213)	(69,778)	8,565
Net income per share:
Basic	$0.89	$0.98	$(0.09)
Diluted	0.85	0.93	(0.08)

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(7)	Stock-Based Compensation – (Continued)

Prior Period Pro Forma

Results of operations for fiscal year 2005 and prior periods have not been restated to reflect recognition of stock-based compensation expense. If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS 123, the Company’s net income and net income per share for the years ended December 31, 2005 and January 1, 2005 would have been as follows (in thousands, except per share amounts):

	2005	2004

Net income, as reported	$43,767	$31,555
Stock-based compensation cost, net of tax, included in net income	490	251
Stock-based compensation cost, net of tax, if fair value method had been applied	(4,392)	(4,498)
Net income, pro forma	$39,865	$27,308

Net income per share:
Basic – as reported	$0.82	$0.58
Basic – pro forma	0.75	0.51

Diluted – as reported	$0.76	$0.53
Diluted – pro forma	0.69	0.46

Stock-Based Compensation Plans

The Company compensates officers, directors and key employees with stock-based compensation under three stock plans approved by the Company’s shareholders in 1990, 1997 and 2004 and administered under the supervision of the Company’s Board of Directors. At December 30, 2006, a total of 1,964,000 shares were available for future grant under the stock plans. Stock option awards are granted at exercise prices equal to the average of the high and low prices of the Company’s stock on the date of grant. Generally, options vest proportionally over periods of three to four years from the dates of the grant and expire after ten years. Compensation expense is recognized ratably over the vesting period.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(7)	Stock-Based Compensation – (Continued)

A summary of the Company’s stock option activity for each of the years in the three-year period ended December 30, 2006, is as follows (in thousands, except per share amounts):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value *
Outstanding at January 3, 2004	7,506	$4.34
Granted	890	16.18
Exercised	(1,526)	2.93
Canceled	(119)	10.19

Outstanding at January 1, 2005	6,751	6.12
Granted	954	13.68
Exercised	(1,459)	4.79
Canceled	(179)	13.32

Outstanding at December 31, 2005	6,067	7.42
Granted	1,143	24.44
Exercised	(1,544)	4.87
Canceled	(127)	16.48

Outstanding at December 30, 2006	5,539	$11.43	6.13	$33,952

Exercisable at December 30, 2006	3,689	$6.98	4.86	$39,051

* Aggregate intrinsic value includes only those options where the exercise price is equal to or greater than the share price on the date of grant.

The following table summarizes information about options outstanding at December 30, 2006 (in thousands, except per share amounts):

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 0.36 – $ 2.45	914	4.72	$ 1.51	914	$ 1.51
2.46 – 4.55	1,009	3.32	3.87	1,009	3.87
4.56 – 12.70	1,114	5.25	8.82	1,008	8.45
12.71 – 16.60	1,320	7.54	14.99	687	15.54
16.61 – 26.95	1,182	8.88	24.05	71	17.81
	5,539	6.13	11.43	3,689	6.98

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(7)	Stock-Based Compensation – (Continued)

Other information pertaining to options for the years ended December 30, 2006, December 31, 2005, and January 1, 2005 is as follows (in thousands, except per share amounts):

	2006	2005	2004

Weighted-average grant date fair value of stock options granted	$12.69	$7.46	$6.79
Total intrinsic value (at exercise) of stock options exercised	$28,507	$14,020	$20,254
Cash received from the exercise of stock options	$8,809	$8,413	$6,395
Stock-based compensation expense recognized in the consolidated statements of operations	$8,325	$793	$405
Excess income tax benefits from exercise of stock options	$8,565	$3,758	$4,641

At December 30, 2006, there was $13.9 million of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 3.3 years.

Determining Fair Value

We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach. A description of significant assumptions used to estimate term, volatility and risk-free interest rate follows:

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

The assumptions used to calculate the fair value of awards granted during 2006, 2005, and 2004 using the Black-Scholes-Merton option-pricing model were as follows:

	2006	2005	2004

Expected dividend yield	0%	0%	0%
Expected volatility	50%	60%	55%
Risk-free interest rate	4.7%	4.0%	2.0%
Expected term (in years)	5.6	5.0	3.6

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(7)	Stock-Based Compensation – (Continued)

Restricted and Performance Stock

The Company issues restricted and performance stock awards to certain employees in conjunction with its share-based compensation plan. The awards cliff-vest at four, five or ten years of service based on continued employment. Compensation expense related to stock awards is determined on the grant-date based on the publicly quoted fair market value of the Company’s common stock and is charged to earnings on a straight-line basis over the vesting period. Performance stock may be earned and become vested in a specific percentage depending upon the extent to which the target performance is met as of the last day of the performance cycle. Total compensation expense related to restricted and performance stock was $1,713,000, $794,000, and $405,000 for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively. All outstanding restricted and performance stock awards were unvested at December 30, 2006, December 31, 2005, and January 1, 2005. Restricted and performance stock activity was as follows for the years ended December 30, 2006, December 31, 2005, and January 1, 2005 (in thousands, except per share amounts):

	Restricted Stock	Weighted-Average Grant Date Fair Value	Performance Stock	Weighted- Average Grant Date Fair Value

Outstanding at January 3, 2004	153	$6.23	—	$—
Granted	77	16.57	—	—
Canceled	—	—	—	—

Outstanding at January 1, 2005	230	9.70	—	—
Granted	142	13.48	69	18.15
Canceled	(54)	7.28	(1)	13.49

Outstanding at December 31, 2005	318	11.78	68	18.23
Granted	128	23.46	89	24.65
Canceled	(51)	16.89	(9)	20.86

Outstanding at December 30, 2006	395	$14.90	148	$21.93

At December 30, 2006, there was $6.1 million of unrecognized compensation expense related to non-vested restricted and performance share awards, which is expected to be recognized over a weighted-average period of 3.0 years.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(8)	Income Taxes

The (provision) benefit for income taxes consists of the following (in thousands):

	2006	2005	2004
Current:
Federal	$(30,572)	$(23,785)	$(20,494)
State	(5,738)	(4,564)	(2,928)
	(36,310)	(28,349)	(23,422)
Deferred:
Federal	6,387	1,047	3,679
State	1,278	306	353
	7,665	1,353	4,032
Income tax expense	$(28,645)	$(26,996)	$(19,390)

Effective tax rates differ from statutory federal income tax rates as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	3.9	3.1
Other	(1.0)	(0.8)	(0.0)
	37.8%	38.1%	38.1%

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2006	2005
Deferred tax assets:
Current:
Warranty and returns liabilities	$2,481	$3,268
Accrued compensation and benefits	2,965	2,713
Other	339	374
Long-term:
Net operating and capital loss carryforwards	61	797
Depreciation	10,159	6,010
Deferred rent and lease incentives	3,107	2,807
Warranty reserve	3,030	1,797
Other	2,918	289
Total gross deferred tax assets	25,060	18,055
Valuation allowance	—	(660)
Total net deferred tax assets	$25,060	$17,395

At December 30, 2006, the Company had net operating loss carryforwards for state income tax purposes of $1,153,000 which will expire between 2014 and 2025.

The Company believes that it is more likely than not that it will generate sufficient taxable income to utilize its deferred tax assets, including net operating loss carryforwards, within any applicable carryover periods.

The Company’s $660,000 valuation allowance at December 31, 2005 related to a capital loss carryforward that expired unutilized during 2006.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(9) Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	2006	2005	2004

Net income	$47,183	$43,767	$31,555

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	52,837	53,357	54,015
Effect of dilutive securities:
Options	2,529	2,521	3,279
Warrants	28	1,497	2,009
Restricted shares	193	299	222
Diluted weighted-average shares outstanding	55,587	57,674	59,525

Net income per share – basic	$0.89	$0.82	$0.58
Net income per share – diluted	0.85	0.76	0.53

Additional potentially dilutive securities totaling 1,077,000, 974,000 and 945,000 for the years 2006, 2005 and 2004 have been excluded from diluted EPS because these securities’ exercise prices were greater than the average market price of the Company’s common shares.

(10) Employee Benefit Plans

Profit Sharing and 401(k) Plan

Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, the Company may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2006, 2005 and 2004, the Company’s contributions, net of forfeitures, were $2,546,000, $2,169,000, and $1,828,000, respectively. During 2004, the Company issued 16,838 shares for a portion of its discretionary contribution.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan which permits employees to purchase Company common stock at a discount based on the average price of the stock on the last business day of the offering period (calendar quarter basis). Purchases are funded by employee payroll deductions during the offering period. The Company reduced the discount from 15% to 5% effective beginning with the third quarter of 2005. Employees purchased 60,464 shares in 2006, 123,416 shares in 2005 and 121,244 shares in 2004 under this plan.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(11)	Commitments and Contingencies

The Company is involved in various legal proceedings arising in the ordinary course of business. In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are provided for in the consolidated financial statements if the liability is probable and estimable in accordance with generally accepted accounting principles. The ultimate outcome of these matters are not expected to have a material effect on the consolidated results of operations or financial position.

Consumer Credit Arrangements

The Company refers customers seeking extended financing to certain third party financiers (Card Servicers). The Card Servicers, if credit is granted, establish the interest rates, fees, and all other terms and conditions of the customer accounts based on their evaluation of the creditworthiness of the customers. As the receivables are owned by the Card Servicers, at no time are the receivables purchased or acquired from the Company. The Company is not liable to Card Servicers for its customers credit defaults. In connection with customer purchases financed under these arrangements, the Card Servicers pay the Company an amount equal to the total amount of such purchases, net of promotional related discounts. The amounts financed and uncollected from Card Servicers under the program were included in accounts receivable and totaled $2,563,000 and $1,610,000 as of December 30, 2006 and December 31, 2005, respectively.

Termination of the Company’s agreements with Card Servicers, any material change to the terms of agreements with Card Servicers or in the availability or terms of credit for the Company’s customers from Card Servicers, or any delay in securing replacement credit sources, could materially affect the results of the Company’s operations and financial condition.

Purchase Commitments

As of December 30, 2006, the Company had $325,000,000 of inventory purchase commitments with its suppliers as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for failure to purchase contracted quantities. The Company does not expect potential payments under these provisions to materially affect its results of operations or financial condition.

(12)	Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of actual quarterly results for 2006 and 2005 (in thousands, except per share amounts):

2006	December	September	June	March
Net sales	$198,013	$207,661	$188,086	$212,278
Gross profit	120,683	128,661	113,642	127,522
Operating income	16,137	21,906	16,462	18,305
Net income	10,767	13,941	10,741	11,734
Net income per share – diluted	0.20	0.25	0.19	0.21

2005	December	September	June	March
Net sales	$187,497	$175,570	$154,144	$172,337
Gross profit	112,960	103,856	88,538	101,122
Operating income	24,625	18,135	12,181	13,648
Net income	15,817	11,446	7,862	8,642
Net income per share – diluted	0.28	0.20	0.13	0.15

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

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 30, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated by their report which is included in Item 8 of this report.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance at Select Comfort” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2007 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions “Election of Directors – Director Compensation” and “Executive Compensation” in our Proxy Statement for our 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement for our 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the caption “Certain Transactions” in our Proxy Statement for our 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Approval of Selection of Independent Auditors” in our Proxy Statement for our 2007 Annual Meeting of Shareholders is incorporated herein by reference.

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

We will furnish a copy of any of the exhibits referred to above at a reasonable cost to any shareholder upon receipt of a written request. Requests should be sent to: Select Comfort Corporation, Investor Relations Department, 6105 Trenton Lane North, Minneapolis, Minnesota 55442.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c):

1.	Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated

2.	Select Comfort Corporation 1997 Stock Incentive Plan, as amended and restated

3.	Form of Incentive Stock Option Agreement under the 1990 and 1997 Stock Plans

4.	Form of Performance Based Stock Option Agreement under the 1990 and 1997 Stock Plans

5.	Select Comfort Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)

6.	Form of Stock Option Award Agreement under the 2004 Stock Incentive Plan

7.	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan

8.	Form of Performance Stock Award Agreement under the 2004 Stock Incentive Plan

9.	Form of Stock Option Award Agreement (Subject to Performance Adjustment) under the 2004 Stock Incentive Plan

10.	Select Comfort Corporation 1999 Employee Stock Purchase Plan, as amended and restated

11.	Select Comfort Profit Sharing and 401(K) Plan – 2007 Restatement

12.	Select Comfort Executive Investment Plan

13.	Select Comfort Executive and Key Employee Incentive Plan

14.	Employment Letter from the Company to William R. McLaughlin dated March 3, 2000

15.	Employment Letter from the Company to William R. McLaughlin dated March 2, 2006

16.	Employment Letter from the Company to J. Douglas Collier dated June 7, 2005

17.	Employment Letter from the Company to Mark A. Kimball dated April 22, 1999

18.	Employment Letter from the Company to Ernie Park dated May 9, 2006

19.	Employment Letter from the Company to Scott F. Peterson dated July 23, 2003

20.	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005

21.	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005

22.	Employment Letter from the Company to Keith C. Spurgeon dated February 1, 2002

23.	Summary of Executive Health Program

24.	Summary of Executive Tax and Financial Planning Program

25.	Select Comfort Corporation Executive Severance Pay Plan

26.	Summary of Non-Employee Director Compensation

27.	Amended and Restated Select Comfort Corporation Non-Employee Director Equity Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: February 27, 2007	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ James C. Raabe
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

NAME	TITLE	DATE

/s/ William R. McLaughlin	Chairman of the Board	February 27, 2007
William R. McLaughlin

/s/ Thomas J. Albani	Director	February 26, 2007
Thomas J. Albani

/s/ Christine M. Day	Director	February 24, 2007
Christine M. Day

/s/ Stephen L. Gulis, Jr.	Director	February 22, 2007
Stephen L. Gulis, Jr.

/s/ Christopher P. Kirchen	Director	February 22, 2007
Christopher P. Kirchen

/s/ David T. Kollat	Director	February 23, 2007
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 22, 2007
Brenda J. Lauderback

/s/ Michael A. Peel	Director	February 23, 2007
Michael A. Peel

/s/ Ervin R. Shames	Director	February 23, 2007
Ervin R. Shames

/s/ Jean-Michel Valette	Director	February 22, 2007
Jean-Michel Valette

SELECT COMFORT CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 30, 2006

Exhibit No.	Description	Method Of Filing

3.1	Third Restated Articles of Incorporation of the Company, as amended	Incorporated by reference to Exhibit 3.1 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

3.2	Articles of Amendment to Third Restated Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 contained in Select Comfort’s Current Report on Form 8-K filed May 16, 2006 (File No. 0-25121)

3.3	Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.2 contained in the Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.1	Net Lease Agreement dated December 3, 1993 between the Company and Opus Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.2	Amendment of Lease dated August 10, 1994 between the Company and Opus Corporation	Incorporated by reference to Exhibit 10.2 contained in the Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.3	Second Amendment to Lease dated May 10, 1995 between the Company and Rushmore Plaza Partners Limited Partnership (successor to Opus Corporation)	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.4	Letter Agreement dated as of October 5, 1995 between the Company and Rushmore Plaza Partners Limited Partnership	Incorporated by reference to Exhibit 10.4 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.5

Third Amendment of Lease, Assignment and Assumption of Lease and Consent dated as of January 1, 1996 among the Company, Rushmore Plaza Partners Limited Partnership and Select Comfort Direct Corporation

Incorporated by reference to Exhibit 10.5 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-25121)

10.7	Fifth Amendment to Lease dated August 28, 2006 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.8	Lease Agreement dated as of September 19, 2002 between the Company and Blind John, LLC (as successor to Frastacky (US) Properties Limited Partnership)	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.9	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.10	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)

10.11	Profit Participation Agreement by and between Opus Northwest LLC and Select Comfort Corporation dated July 26, 2006	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Quarterly report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)

10.12	Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 (File No. 0-25121)

10.13	Select Comfort Corporation 1997 Stock Inventive Plan, as amended and restated	Incorporated by reference to Exhibit 10.8 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25121)

10.14	Form of Incentive Stock Option Agreement under the 1990 and 1997 Stock Plans	Incorporated by reference to Exhibit 10.16 contained in the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.15	Form of Performance Based Stock Option Agreement under the 1990 and 1997 Stock Plans	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.16	Select Comfort Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)	Filed herewith

10.17	Form of Stock Option Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.18	Form of Restricted Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.19	Form of Performance Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.20	Form of Stock Option Award Agreement (Subject to Performance Adjustment) under the Select Comfort Corporation 2004 Stock Incentive Plan	Filed herewith

10.21	Select Comfort Corporation 1999 Employee Stock Purchase Plan, as Amended	Incorporated by reference to Exhibit 10.12 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.22	Select Comfort Profit Sharing and 401(K) Plan – 2007 Restatement	Filed herewith

10.23	Select Comfort Executive Investment Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.24	Select Comfort Executive and Key Employee Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)

10.25	Employment Letter from the Company to William R. McLaughlin dated March 3, 2000	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File No. 0-25121)

10.26	Employment Letter from the Company to William R. McLaughlin dated March 2, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed March 6, 2006 (File No. 0-25121)

10.27	Employment Letter from the Company to J. Douglas Collier dated June 7, 2005	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.28	Employment Letter from the Company to Mark A. Kimball dated April 22, 1999	Incorporated by reference to Exhibit 10.25 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

10.29	Employment Letter from the Company to Ernie Park dated May 9, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed May 15, 2006 (File No. 0-25121)

10.30	Employment Letter from the Company to Scott F. Peterson dated July 23, 2003	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 (File No. 0-25121)

10.31	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.32	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005	Incorporated by reference to Exhibit 10.18 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.33	Employment Letter from the Company to Keith C. Spurgeon dated February 1, 2002	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 0-25121)

10.34	Summary of Executive Health Program	Incorporated by reference to Exhibit 10.36 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.35	Summary of Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed January 3, 2005 (File No. 0-25121)

10.36	Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed February 26, 2007 (File No. 0-25121)

10.37	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.32 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.38	Amended and Restated Select Comfort Corporation Non-Employee Director Equity Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed May 1, 2006 (File No. 0-25121)

10.39	Supply Agreement dated October 3, 2006 between the Company and Supplier (1)	Filed herewith

10.40	Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of December 14, 2005 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation (2)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed December 20, 2005 (File No. 0-25121)

10.41	Exclusive Supplier Agreement between Radisson Hotels International, Inc. and Select Comfort Corporation (2)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (File No. 0-25121)

10.42

Credit Agreement dated as of June 9, 2006 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed June 14, 2006 (File No. 0-25121)

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

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts
2006	$552	$676	$699	$529
2005	685	444	577	552
2004	619	404	338	685

Accrued sales returns (1)
2006	$5,403	$42,508	$44,004	$3,907
2005	5,038	38,617	38,252	5,403
2004	3,469	37,297	35,728	5,038

____________________

(1)	The decrease in accrued sales returns in fiscal 2006 compared to fiscal 2005 was principally due to a change in contractual terms with a wholesale customer.