Form 10-Q
period 2007-03-31
SELECT COMFORT CORP
filed 2007-05-09
CIK 827187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 27, 2007, 49,297,000 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	(unaudited) March 31, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$15,476	$8,819
Marketable debt securities – current	20,568	37,748
Accounts receivable, net of allowance for doubtful accounts of $533 and $529, respectively	14,544	12,164
Inventories	25,035	24,120
Prepaid expenses	11,803	10,227
Deferred income taxes	6,273	5,785
Other current assets	3,201	4,305
Total current assets	96,900	103,168
Marketable debt securities – non-current	30,763	43,608
Property and equipment, net	60,976	59,384
Deferred income taxes	18,786	19,275
Other assets	3,522	3,526
Total assets	$210,947	$228,961

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$57,008	$46,061
Customer prepayments	10,205	9,552
Accruals:
Sales returns	4,779	3,907
Compensation and benefits	17,679	20,057
Taxes and withholding	8,797	5,053
Other current liabilities	9,589	12,901
Total current liabilities	108,057	97,531

Warranty liabilities	7,475	7,769
Other long-term liabilities	7,986	7,967
Total liabilities	123,518	113,267

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 49,551 and 51,544 shares issued and outstanding, respectively	496	515
Additional paid-in capital	—	4,039
Retained earnings	87,162	111,140
Accumulated other comprehensive loss	(229)	—
Total shareholders’ equity	87,429	115,694
Total liabilities and shareholders’ equity	$210,497	$228,961

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	April 1, 2006

Net sales	$216,509	$212,278
Cost of sales	82,341	84,756
Gross profit	134,168	127,522

Operating expenses:
Sales and marketing	98,138	91,755
General and administrative	17,619	16,732
Research and development	1,584	730
Total operating expenses	117,341	109,217
Operating income	16,827	18,305
Interest income, net	394	869
Income before income taxes	17,221	19,174
Income tax expense	6,544	7,440
Net income	$10,677	$11,734

Net income per share – basic	$0.21	$0.22
Weighted average shares – basic	49,713	53,430

Net income per share – diluted	$0.21	$0.21
Weighted average shares – diluted	51,798	56,517

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	March 31, 2007	April 1, 2006

Cash flows from operating activities:
Net income	$10,677	$11,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,813	4,571
Stock-based compensation	2,072	1,828
Excess tax benefits from stock-based compensation	(756)	(3,632)
Changes in deferred income taxes	1	(2,156)
Changes in operating assets and liabilities:
Accounts receivable	(2,380)	(4,126)
Inventories	(915)	(210)
Prepaid expenses and other assets	(478)	(3,615)
Accounts payable	10,016	6,816
Customer prepayments	653	507
Accrued sales returns	872	(241)
Accrued compensation and benefits	(2,378)	(4,680)
Accrued taxes and withholding	4,587	(26)
Warranty liabilities	(386)	2,469
Other accruals and liabilities	(873)	437
Net cash provided by operating activities	27,525	9,676

Cash flows from investing activities:
Purchases of property and equipment	(8,395)	(6,613)
Investments in marketable debt securities	—	(26,180)
Proceeds from sales and maturity of marketable debt securities	29,796	6,755
Net cash provided by (used in) investing activities	21,401	(26,038)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(370)	35
Repurchases of common stock	(43,825)	(18,413)
Proceeds from issuance of common stock	1,170	4,118
Excess tax benefits from stock-based compensation	756	3,632
Net cash used in financing activities	(42,269)	(10,628)

Increase (decrease) in cash and cash equivalents	6,657	(26,990)
Cash and cash equivalents, at beginning of period	8,819	43,867
Cash and cash equivalents, at end of period	$15,476	$16,877

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1.   Basis of Financial Statement Presentation

The consolidated financial statements as of and for the three months ended March 31, 2007 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and December 30, 2006 and the results of operations and cash flows for the periods presented. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Operating results for any quarterly period may not be indicative of operating results for the full-year. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

2.   Marketable Debt Securities

Through December 30, 2006, we classified our marketable debt securities as “held-to-maturity” in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We historically valued our marketable debt securities at amortized cost based upon our intent and ability to hold these securities to maturity.

On March 23, 2007, all marketable debt securities carried at an amortized cost of $67.8 million with an unrealized net loss of $250,000 were transferred from “held-to-maturity” classification to “available-for-sale” classification. Investments classified as “available-for-sale” are carried at fair market value. The classification change was made to increase liquidity and fund our common stock repurchase program. Based on the change in classification, we reduced both the carrying value of our marketable debt securities and shareholders’ equity (accumulated other comprehensive loss) by $250,000 on the date the securities were transferred to “available-for-sale” classification.

During the first quarter of fiscal 2007 and subsequent to the classification change, marketable debt securities with a cost of $16.2 million were sold and a realized loss of $5,000 was recognized. At March 31, 2007, $229,000 of unrealized net losses related to our marketable debt securities were included in accumulated other comprehensive loss on our consolidated balance sheet.

Available-for-sale securities are reported at fair value with net unrealized gains or losses reported, net-of-tax, within shareholders’ equity. If a decline in fair value of a marketable debt security is deemed by management to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the impairment is included in the determination of income. Realized gains and losses are recorded based on the specific identification method and average cost method, as appropriate, based upon the investment type.

Marketable debt securities are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2007

Municipal securities	$51,560	$—	$(229)	$51,331

December 30, 2006

U.S. government agencies	$5,998		$(23)	$5,975
Municipal securities	75,358		(279)	75,079
	$81,356	$—	$(302)	$81,054

As of March 31, 2007, the contractual maturities were as follows (in thousands):

	Amortized Cost	Fair Value

0 – 12 Months	$20,568	$20,568
12 – 24 Months	30,992	30,763
	$51,560	$51,331

3.   Inventories

Inventories consist of the following (in thousands):

	March 31, 2007	December 30, 2006

Raw materials	$6,380	$6,576
Work in progress	163	111
Finished goods	18,492	17,433
	$25,035	$24,120

4.   Repurchases of Common Stock

We repurchased and retired 2,359,000 and 772,000 shares at a cost of $42.8 million and $18.4 million, during the three months ended March 31, 2007 and April 1, 2006, respectively (based on trade date). On April 20, 2007, our Board of Directors authorized the repurchase of up to an additional $250 million of our common stock, bringing the total availability under our share repurchase program to $290 million. There is no expiration date governing the period over which we can repurchase shares.

5.   Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors. Stock-based compensation awards are generally granted annually during the first quarter. We have awarded stock options, employee stock purchase plan shares, performance shares and restricted stock under these plans. At March 31, 2007, a total of 1,449,000 shares were available for future grant under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized proportionally over the vesting period of each grant, which is generally four years. Stock-based compensation expense for the three months ended March 31, 2007 and April 1, 2006 was $2,072,000 and $1,828,000, respectively.

6.   Interest Income, Net

Net interest income consists of the following (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006

Interest income	$618	$869
Interest expense	(224)	—
Interest income, net	$394	$869

7.   Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to shareholders’ equity. Our comprehensive income reflects net income and unrealized losses on available-for-sale marketable debt securities. Comprehensive income was $10,448,000 and $11,734,000 for the three months ended March 31, 2007 and April 1, 2006, respectively.

8.   Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2007	April 1, 2006

Net income	$10,677	$11,734

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	49,713	53,430
Effect of dilutive securities:
Options	1,879	2,839
Warrants	1	81
Restricted shares	205	167
Diluted weighted-average shares outstanding	51,798	56,517

Net income per share – basic	$0.21	$0.22
Net income per share – diluted	0.21	0.21

Additional potentially dilutive securities of approximately 1,442,000 and 849,000 for the three month periods ended March 31, 2007 and April 1, 2006, respectively, have been excluded from diluted net income per share because these securities’ exercise prices were greater than the average market price of our common shares.

9.   Income Taxes

Effective December 31, 2006, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. In May 2007, the FASB issued Staff Position FIN No. 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 and FSP FIN 48-1 did not materially affect our consolidated financial statements and, as a result, we did not record any cumulative effect adjustment upon adoption.

As of the date of adoption, the total amount of unrecognized tax benefits for uncertain tax positions was approximately $252,000. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $252,000. We do not expect the unrecognized tax benefits to change materially within the next 12 months.

We classify interest and penalties on tax uncertainties as a component of income tax expense in our consolidated statements of operations. The total amount of interest and penalties recorded in liabilities as of the date of adoption were not significant. In addition, the total amount of interest and penalties recorded in our consolidated statements of operations during the three months ended March 31, 2007 and April 1, 2006 were not significant.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2003. The Internal Revenue Service is currently examining our 2004 U.S. consolidated federal income tax return. This examination is anticipated to be completed during fiscal 2007. We are no longer subject to state income tax examinations for years prior to 2002. No states are currently examining any of our state income tax returns.

10.   Accounting Standards Issued and Not Yet Implemented

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for our 2008 fiscal year beginning December 30, 2007, with early adoption permitted. We are currently evaluating the potential impact of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS 159 is effective for our 2008 fiscal year beginning December 30, 2007. We are currently evaluating the potential impact of adopting SFAS 159 on our consolidated financial statements.

11.   Commitments and Contingencies

We are involved in various legal proceedings arising in the ordinary course of business. In the opinion of management, any material losses that may occur from any currently pending matters are adequately covered by insurance or are provided for in the consolidated financial statements if the liability is probable and estimable in accordance with generally accepted accounting principles. The ultimate outcomes of these matters are not expected to have a material effect on our consolidated results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six sections:

•	Risk Factors
•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance-Sheet Arrangements and Contractual Obligations
•	Significant Accounting Policies

Risk Factors

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projects,” “predicts,” “potential” or “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors known to us that could cause such material differences are identified and discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which discussion is incorporated herein by reference. These important factors include, but are not limited to:

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

•

Our ability to execute our company-owned retail store distribution strategy, including increasing sales and profitability through our existing stores, securing suitable and cost-effective locations for additional retail stores and cost-effectively closing under-performing store locations;

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

•	Our ability to cost-effectively offer consumer credit options through third-party credit providers;
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

Business Overview

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

Strategy and Key Fiscal 2007 Initiatives

Our vision is to be the leading brand in the bedding industry, while improving people’s lives through better sleep. We have established long-term financial growth targets of 15% annual net sales growth or higher and annual earnings growth of 20% or higher.

As further outlined in our fiscal 2006 Form 10-K, we are executing against a defined growth strategy which focuses on the following key components:

•	Building brand awareness to increase consumers’ knowledge of the unique benefits of our products;
•	Expanding distribution with a long-term goal of operating between 600 and 650 company-owned stores in the U.S. and growth in our retail partner program;
•	Accelerating product innovation to lead the industry in innovative sleep products; and
•	Leveraging our infrastructure in order to facilitate long-term profitable growth.

We have also identified four key initiatives for fiscal 2007 which are intended to benefit our business performance in the current fiscal year and beyond. These initiatives include:

•	Increasing planned marketing support behind new creative and media plans by approximately 10% for the year;
•	Increasing our store base by approximately 10%, while holding retail partner doors in-line with prior year and working to ensure incremental market growth;
•	Developing product innovation capability and a pipeline for further competitive advantage and incremental sales opportunity late in fiscal 2007 and into fiscal 2008; and
•	Enhancing infrastructure for productivity and capacity, including delivery logistics, information technology systems and physical office space.

Outlook

We continue to project fiscal 2007 net sales of between $900 million and $925 million, and full-year earnings per diluted share of between $1.02 and $1.09. This guidance anticipates net sales growth of between 12% and 15%, and earnings growth of 20% or higher. We expect second quarter 2007 earnings to be below one year-ago, reflecting a continuation of near-term sales trends and investments in long-term growth initiatives. In addition, we expect our second quarter gross profit rate will be approximately 3 percent of net sales below the first quarter of fiscal 2007 rate of 62.0%, primarily due to the launch of our fire retardant product across our core mattress line and the seasonality of our business. Our outlook anticipates an improvement during the second half of fiscal 2007 as comparisons to our prior year results ease. Our full-year guidance also anticipates that our growth initiatives will begin to have a meaningful effect on our results in the third quarter. If the macro-economic environment further deteriorates, or if the benefits from our growth initiatives take longer than expected, the lower end of our sales and earnings ranges could be pressured.

We anticipate increasing our retail store count by 40 net new retail stores, and relocating or expanding 30 or more stores in 2007. Our 2007 capital expenditures are expected to be approximately $50 million, compared to $31.1 million in 2006. The increase in capital expenditures is due to our expected implementation of SAP in the first half of fiscal year 2008 and leasehold improvement costs necessary to furnish our new corporate headquarters that we plan to move into in the fall of 2007.

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

Highlights

Key financial highlights for the three months ended March 31, 2007 were as follows:

•

Earnings per diluted share of $0.21 remained unchanged compared to the first quarter of the prior fiscal year. Net income totaled $10.7 million compared to $11.7 million in the prior fiscal year. Earnings per share benefited from a lower share count, reflecting our ongoing common stock repurchase program.

•

Net sales increased 2% to $216.5 million, compared with $212.3 million in the first quarter of fiscal 2006, driven by the addition of 45 net new company-owned retail stores in the past 12 months and strong performance in our e-commerce and wholesale distribution channels, partially offset by an 11% comparable-store sales decline for our company-owned retail stores.

•

Our gross profit rate for the first quarter of fiscal 2007 increased to 62.0% of net sales, compared to 60.1% of net sales for the prior year’s first quarter. The gross profit rate increase was driven by improvements in sourcing, manufacturing productivity and reduced warranty costs, partially offset by an increased percentage of sales from lower gross margin channels and lower margin products.

•

Sales and marketing expenses increased to 45.3% of net sales in the first quarter of fiscal 2007, compared to 43.2% of net sales in the first quarter of fiscal 2006. The rate increase was driven by a higher number of stores and markets served and the deleveraging impact of an 11% comparable-store sales decline.

•

General and administrative expenses increased to 8.1% of net sales in the first quarter of fiscal 2007, compared with 7.9% of net sales for the prior year’s first quarter. The rate increase was primarily due to additional headcount to support ongoing business growth, partially offset by lower incentive-based compensation expense.

•	Cash from operating activities totaled $27.5 million in the first quarter of fiscal 2007, compared with $9.7 million in the prior year’s first fiscal quarter.

•	During the first quarter of fiscal 2007, we repurchased $42.8 million of common stock or 2.4 million shares (based on trade date).

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	March 31, 2007		April 1, 2006
Net sales	$216.5	100.0%	$212.3	100.0%
Cost of sales	82.3	38.0%	84.8	39.9%
Gross profit	134.2	62.0%	127.5	60.1%

Operating expenses:
Sales and marketing	98.1	45.3%	91.8	43.2%
General and administrative	17.6	8.1%	16.7	7.9%
Research and development	1.6	0.7%	0.7	0.3%
Total operating expenses	117.3	54.2%	109.2	51.4%
Operating income	16.8	7.8%	18.3	8.6%
Interest income, net	0.4	0.2%	0.9	0.4%
Income before income taxes	17.2	8.0%	19.2	9.0%
Income tax expense	6.5	3.0%	7.4	3.5%
Net income	$10.7	4.9%	$11.7	5.5%

Net income per share:
Basic	$ 0.21		$ 0.22
Diluted	$ 0.21		$ 0.21
Weighted-average number of common shares:
Basic	49.7		53.4
Diluted	51.8		56.5

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Percent of sales:
Retail	76.1%	78.3%
Direct	8.7%	10.0%
E-commerce	6.6%	5.3%
Wholesale	8.6%	6.4%
Total	100.0%	100.0%

The components of total sales growth, including comparable-store sales changes, were as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Sales growth rates:
Comparable-store sales	(11)%	18%
Net new stores	10%	8%
Retail total	(1)%	26%
Direct	(11)%	1%
E-commerce	27%	39%
Wholesale	37%	22%
Total sales growth	2%	23%

The number of company-operated retail stores and independently owned and operated retail partner doors was as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Company-owned retail stores:
Beginning of period	442	396
Opened	7	8
Closed	(2)	(2)
End of period	447	402

Retail partner doors	841	494

Comparison of Three Months Ended March 31, 2007 with Three Months Ended April 1, 2006

Net sales

Net sales increased 2% to $216.5 million for the three months ended March 31, 2007 compared with $212.3 million for the three months ended April 1, 2006. The sales increase was driven by the addition of 45 net new company-owned retail stores in the past 12 months and strong performance in our e-commerce and wholesale distribution channels, partially offset by an 11% comparable-store sales decline in our company-owned retail stores. Sales of mattress units increased 4% compared to the prior year’s first quarter primarily due to distribution expansion. The average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels and the related sales of other product and services were both essentially flat compared to the first quarter of the prior year.

The $4.2 million net sales increase compared with the prior year was comprised of the following: (i) a $5.0 million increase in wholesale sales, (ii) a $3.0 million increase in e-commerce sales, partially offset by, (iii) a $1.4 million decrease in sales from our retail stores, comprised of a $17.8 million decrease from comparable-stores and a $16.4 million increase from new stores, net of stores closed and (iv) a $2.4 million decrease in direct marketing sales.

Gross profit

The gross profit rate increased to 62.0% of net sales for the three months ended March 31, 2007 as compared with 60.1% for the three months ended April 1, 2006. The gross profit rate benefited from improvements in sourcing, manufacturing productivity and the company’s ongoing implementation of a hub-and-spoke logistics network which reduced our cost of sales. The first quarter gross profit rate also benefited from the absence of a warranty accrual correction (to include freight costs) which occurred in the first quarter of the prior fiscal year. These items were partially offset by an increase in the percentage of net sales from lower gross margin channels which reduced the gross profit rate by approximately 0.6 percentage points and a shift in product mix to lower margin products which reduced the gross profit rate by approximately 0.5 percentage points.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2007 increased 7% to $98.1 million compared with $91.8 million in the prior year’s first quarter and increased as a percentage of net sales to 45.3% from 43.2%. The $6.3 million increase was primarily due to a higher number of stores and markets served, and an increased use of promotional financing offers in lieu of other promotional offers. The 2.1 percentage point sales and marketing expense rate increase was primarily due to the deleveraging impact of an 11% comparable-store sales decline for our company-owned retail stores which resulted in sales and marketing expenses growing at a faster rate than first quarter of fiscal 2007 net sales. Total media spending was essentially even with the prior year’s first quarter and declined slightly as a percentage of net sales.

General and administrative expenses

General and administrative (G&A) expenses increased 5% to $17.6 million for the three months ended March 31, 2007 compared with $16.7 million for the three months ended April 1, 2006 and increased as a percentage of net sales to 8.1% from 7.9% for the prior-year period. The dollar and percentage increases in G&A were primarily due to a $2.5 million increase in compensation and benefit costs as additional headcount were added to support the ongoing growth of the business, partially offset by a $1.4 million reduction in incentive compensation costs. We generally expect future G&A growth rates to be lower than the rate of sales growth due to leveraging the fixed component of G&A expenses across a higher sales base.

Research and development expenses

Research and development expenses increased to $1.6 million for the first quarter of fiscal 2007 compared with $0.7 million in the prior year’s first quarter, and increased as a percentage of net sales to 0.7% from 0.3% for the comparable prior-year period. The significant dollar and percentage of net sales increases in R&D expenses were the result of our strategic decision to accelerate our investment in new product innovation.

Interest income, net

Net interest income decreased by $0.5 million to $0.4 million for the three months ended March 31, 2007 compared with $0.9 million for the three months ended April 1, 2006. The decrease in net interest income was due to interest expense on short-term borrowings used to fund common stock repurchases during the first quarter of fiscal 2007 and lower average cash and investment balances compared with the prior year’s first quarter.

Income tax expense

Income tax expense decreased $0.9 million to $6.5 million for the three months ended March 31, 2007 compared with $7.4 million for the three months ended April 1, 2006. The effective tax rate was 38.0% for the first quarter of fiscal 2007 and 38.8% for the prior year’s first quarter. The effective tax rate in the first quarter of fiscal 2007 was consistent with the full-year fiscal 2006 effective tax rate of 37.8%.

Liquidity and Capital Resources

As of March 31, 2007, we had cash, cash equivalents and marketable securities of $66.8 million, of which $36.0 million was classified as a current asset, compared to $90.2 million of cash, cash equivalents and marketable debt securities as of December 30, 2006, of which $46.6 million was classified as a current asset. The $23.4 million decrease in cash, cash equivalents and marketable debt securities was primarily due to $43.8 million of common stock repurchases and $8.4 million of capital expenditures, partially offset by $27.5 million of cash provided by operating activities.

Cash provided by operating activities for the three months ended March 31, 2007 and April 1, 2006 was $27.5 million and $9.7 million, respectively. The $17.8 million year-over-year increase in cash from operations was comprised of a $7.5 million increase in adjustments to reconcile net income to cash provided by operating activities, $11.4 million due to increased cash from changes in operating assets and liabilities, partially offset by a $1.1 million decline in net income. The year-over-year increase in adjustments to reconcile net income to cash provided by operating activities was the result of higher depreciation and amortization compared to the prior year, and the reduced impact from deferred income taxes and excess tax benefits from stock based-compensation. The increased cash from changes in operating assets and liabilities was primarily due to increases in accounts payable and accrued taxes and withholding, a lower increase in accounts receivable and prepaid expenses, a reduced use of cash related to accrued compensation and benefit liabilities, partially offset by a lower increase in warranty liabilities.

Net cash provided by investing activities was $21.4 million for the three months ended March 31, 2007 compared with net cash used in investing activities of $26.0 million for the three months ended April 1, 2006. The $47.4 million increase in net cash provided by investing activities was principally due to $29.8 million of proceeds from the sales and maturity of marketable debt securities in the current year’s first quarter, compared to $19.4 million of net investment in marketable debt securities for the first three months of fiscal 2006. During the first quarter of fiscal 2007, we invested $8.4 million in property and equipment, compared to $6.6 million in the same period one year ago. In both periods, our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. In the first three months of 2007 we opened seven retail stores, while in the first three months of 2006 we opened eight stores.

Net cash used in financing activities increased to $42.3 million for the three months ended March 31, 2007, compared to $10.6 million for the three months ended April 1, 2006. The $31.6 million increase in cash used in financing activities resulted from a $25.4 million year-over-year increase in common stock repurchases, $2.9 million in reduced proceeds from the issuance of common stock related to stock options and employee purchases, and $2.9 million reduction in tax benefits from stock-based compensation. We may make additional purchases of our common stock from time-to-time, subject to market conditions and at prevailing market prices, through open market purchases. On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250 million of its common stock, providing a total of $290 million of repurchase authority. We may terminate or limit the stock repurchase program at any time.

Cash generated from operations should be a sufficient source of liquidity for the short- and long-term and should provide adequate funding for capital expenditures. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations and organic growth. In 2006, we obtained a $100 million bank revolving line of credit for general corporate purposes including the funding of any short-term cash needs or investment opportunities. This line of credit is a five-year senior unsecured revolving facility expiring June 2011. Borrowings under the credit facility bear interest at a floating rate and may be maintained as base rate loans (tied to the prime rate or the federal funds rate plus 0.5%) or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 1.0% depending on our leverage ratio, as defined. We are subject to certain financial covenants under the agreement, principally consisting of interest coverage and leverage ratios. We have remained and expect to remain in full compliance with the financial covenants. Although we had no borrowings against the credit facility as of March 31, 2007, we may incur borrowings during 2007 as we continue to repurchase our common stock at a rate that may exceed our available cash balances.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of March 31, 2007, we are not involved in any unconsolidated special purpose entity transactions.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2006. See our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for additional information regarding our contractual obligations.

Significant Accounting Policies

We describe our significant accounting policies in Note 1, Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. There were no significant changes in our accounting policies since the end of fiscal 2006 other than the change in our marketable debt securities classification as described in Note 2 of the Notes to our Consolidated Financial Statements.

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

Changes in the overall level of interest rates affect income generated from our short- and long-term investments in cash, cash equivalents and marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $0.7 million based on our short- and long-term investments as of March 31, 2007. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of business. In the opinion of management, any material losses that may occur from any currently pending matters are adequately covered by insurance or are provided for in the consolidated financial statements if the liability is probable and estimable in accordance with generally accepted accounting principles. The ultimate outcomes of these matters are not expected to have a material effect on our consolidated results of operations or financial position.

ITEM 1A.   RISK FACTORS

Our business, financial condition and operating results are subject to a number of risks and uncertainties, including both those that are specific to our business and others that affect all businesses operating in a global environment. Investors should carefully consider the information in this report under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also the information under the heading, “Risk Factors” in our most recent Annual Report on Form 10-K. There has been no material change in those risk factors since the date of our Annual Report on Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
(in thousands, except per share amounts)

Fiscal Period	Total Number of Shares including Non-Qualified	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Availability
January 2007	1,054	$17.75	1,054
February 2007	565	18.71	565
March 2007	740	18.27	740
Total	2,359	18.14	2,359	$45,875

(1) The Finance Committee of the Board of Directors reviews, on a quarterly basis, the authority granted as well as any repurchases under this program. On April 20, 2007, our Board authorized the repurchase of up to an additional $250 million of our common stock, providing a total of $290 million of availability.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Separation Agreement between the Company and Keith C. Spurgeon as of April 12, 2007	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: May 9, 2007	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ James C. Raabe
James C. Raabe
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Separation Agreement between the Company and Keith C. Spurgeon as of April 12, 2007	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith