Form 10-Q
period 2007-06-30
SELECT COMFORT CORP
filed 2007-08-08
CIK 827187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

Commission File Number: 0-25121

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

As of July 27, 2007, 45,354,000 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited – in thousands, except per share amounts)

	June 30, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$9,830	$8,819
Marketable debt securities – current	1,301	37,748
Accounts receivable, net of allowance for doubtful accounts of $795 and $529, respectively	12,170	12,164
Inventories	26,252	24,120
Prepaid expenses	16,573	10,227
Deferred income taxes	6,021	5,785
Other current assets	2,612	4,305
Total current assets	74,759	103,168

Marketable debt securities – non-current	1,575	43,608
Property and equipment, net	65,890	59,384
Deferred income taxes	20,476	19,275
Other assets	3,518	3,526
Total assets	$166,218	$228,961

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving credit facility	$10,000	$—
Accounts payable	51,124	46,061
Customer prepayments	9,590	9,552
Accruals:
Sales returns	4,246	3,907
Compensation and benefits	15,741	20,057
Taxes and withholding	4,146	5,053
Other current liabilities	11,483	12,901
Total current liabilities	106,330	97,531

Warranty liabilities	7,040	7,769
Other long-term liabilities	8,528	7,967
Total liabilities	121,898	113,267

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 46,825 and 51,544 shares issued and outstanding, respectively	468	515
Additional paid-in capital	—	4,039
Retained earnings	43,889	111,140
Accumulated other comprehensive loss	(37)	—
Total shareholders’ equity	44,320	115,694
Total liabilities and shareholders’ equity	$166,218	$228,961

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$178,991	$188,086	$395,500	$400,364
Cost of sales	69,464	74,444	151,805	159,200
Gross profit	109,527	113,642	243,695	241,164

Operating expenses:
Sales and marketing	86,756	78,627	184,894	170,382
General and administrative	16,611	17,518	34,230	34,250
Research and development	1,357	1,035	2,941	1,765
Total operating expenses	104,724	97,180	222,065	206,397
Operating income	4,803	16,462	21,630	34,767
Interest income, net	36	761	430	1,630
Income before income taxes	4,839	17,223	22,060	36,397
Income tax expense	1,927	6,482	8,471	13,922
Net income	$2,912	$10,741	$13,589	$22,475

Net income per share – basic	$0.06	$0.20	$0.28	$0.42
Weighted average shares – basic	47,980	53,405	48,848	53,418

Net income per share – diluted	$0.06	$0.19	$0.27	$0.40
Weighted average shares – diluted	49,858	56,245	50,833	56,396

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$13,589	$22,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,753	9,241
Stock-based compensation	4,067	3,972
Excess tax benefits from stock-based compensation	(1,284)	(6,336)
Changes in deferred income taxes	(1,437)	(3,630)
Other non-cash items affecting net income	300	6
Changes in operating assets and liabilities:
Accounts receivable	(6)	(8,161)
Inventories	(2,132)	(3,200)
Prepaid expenses and other assets	(3,037)	269
Accounts payable	3,835	3,764
Customer prepayments	38	(5,184)
Accrued sales returns	339	(870)
Accrued compensation and benefits	(4,316)	(3,935)
Accrued taxes and withholding	(907)	(5,261)
Warranty liabilities	(959)	3,401
Other accruals and liabilities	(959)	543
Net cash provided by operating activities	19,884	7,094

Cash flows from investing activities:
Purchases of property and equipment	(19,285)	(13,958)
Investments in marketable debt securities	—	(28,718)
Proceeds from sales and maturity of marketable debt securities	78,188	13,665
Net cash provided by (used in) investing activities	58,903	(29,011)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	9,927	(110)
Repurchases of common stock	(92,662)	(23,750)
Proceeds from issuance of common stock	3,675	6,468
Excess tax benefits from stock-based compensation	1,284	6,336
Net cash used in financing activities	(77,776)	(11,056)

Increase (decrease) in cash and cash equivalents	1,011	(32,973)
Cash and cash equivalents, at beginning of period	8,819	43,867
Cash and cash equivalents, at end of period	$9,830	$10,894

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1.   Basis of Financial Statement Presentation

The consolidated financial statements as of and for the three and six months ended June 30, 2007 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2007 and December 30, 2006 and the results of operations and cash flows for the periods presented. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Operating results for any quarterly period may not be indicative of operating results for the full-year. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

During the three and six months ended June 30, 2007, marketable debt securities with a cost of $46.5 million and $62.8 million, respectively, were sold at a realized loss of $250,000 and $255,000, respectively. At June 30, 2007, $37,000 of unrealized net losses related to our marketable debt securities were included in accumulated other comprehensive loss on our consolidated balance sheet.

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

Marketable debt securities are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2007

Municipal securities	$2,913	$—	$(37)	$2,876

December 30, 2006

U.S. government agencies	$5,998		$(23)	$5,975
Municipal securities	75,358		(279)	75,079
Total marketable debt securities	$81,356	$—	$(302)	$81,054

As of June 30, 2007, the contractual maturities were as follows (in thousands):

	Amortized Cost	Fair Value

0 – 12 Months	$1,300	$1,301
12 – 24 Months	1,613	1,575
Total marketable debt securities	$2,913	$2,876

3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2007	December 30, 2006

Raw materials	$6,382	$6,576
Work in progress	211	111
Finished goods	19,659	17,433
Inventories	$26,252	$24,120

4.   Credit Agreement

In June 2006, the Company entered into a five-year Syndicated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $100 million senior unsecured revolving credit facility available to be used by the Company for general corporate purposes. Borrowings available under the credit facility can be increased by an additional amount up to $75 million.

Borrowings under the credit facility bear interest at a floating rate and may be maintained as base rate loans (tied to the prime rate or the federal funds rate plus 0.5%) or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 1.0% depending on our leverage ratio, as defined. The Company is subject to certain financial covenants under the agreement principally consisting of maximum leverage and minimum interest coverage ratios. The Company was in full compliance with all covenants as of June 30, 2007. The Company had borrowings of $10 million outstanding against the credit facility as of June 30, 2007 and no outstanding borrowings as of December 30, 2006.

5.   Repurchases of Common Stock

We repurchased and retired 2,998,000 and 5,357,000 shares through open market purchases at a cost of $51.5 million and $94.3 million (based on trade dates), respectively, during the three and six months ended June 30, 2007. During the three and six months ended July 1, 2006, we repurchased and retired 234,000 and 1,007,000 shares through open market purchases at a cost of $5.3 million and $23.8 million (based on trade dates), respectively. As of June 30, 2007, the total availability under our share repurchase program was $244 million. There is no expiration date governing the period over which we can repurchase shares.

6.   Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors. Stock-based compensation awards are generally granted annually during the first quarter. We have awarded stock options, employee stock purchase plan shares, performance shares and restricted stock under these plans. At June 30, 2007, a total of 1,517,000 shares were available for future grant under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized ratably over the vesting period of each grant, which is generally four years. Stock-based compensation expense for the three and six months ended June 30, 2007 was $1,995,000 and $4,067,000, respectively, and for the three and six months ended July 1, 2006 was $2,144,000 and $3,972,000, respectively.

7.   Interest Income, Net

Net interest income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Interest income	$338	$761	$961	$1,630
Interest expense	(120)	—	(344)	—
Capitalized interest expense	68	—	68	—
Realized loss on sales of marketable debt securities	(250)	—	(255)	—
Interest income, net	$36	$761	$430	$1,630

8.   Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to shareholders’ equity. Our comprehensive income reflects net income and unrealized losses on available-for-sale marketable debt securities. Comprehensive income was $3,104,000 and $13,552,000 for the three and six months ended June 30, 2007, respectively, and was $10,741,000 and $22,475,000 for the three and six months ended July 1, 2006, respectively.

9.   Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$2,912	$10,741	$13,589	$22,475

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	47,980	53,405	48,848	53,418
Effect of dilutive securities:
Options	1,649	2,618	1,761	2,740
Warrants	—	25	—	51
Restricted shares	229	197	224	187
Diluted weighted-average shares outstanding	49,858	56,245	50,833	56,396

Net income per share – basic	$0.06	$0.20	$0.28	$0.42
Net income per share – diluted	$0.06	$0.19	$0.27	$0.40

Additional potentially dilutive securities of approximately 1,495,000 and 1,442,000 for the three and six month periods ended June 30, 2007, respectively, and approximately 949,000 and 952,000 for the three and six month periods ended July 1, 2006, respectively, have been excluded from diluted net income per share because these securities’ exercise prices were greater than the average market price of our common shares.

10.   Income Taxes

Effective December 31, 2006, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 and related interpretations define when benefits of tax positions in the financial statements are recognized and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The adoption of FIN 48 and related interpretations did not materially affect our consolidated financial statements and, as a result, we did not record any cumulative effect adjustment upon adoption.

As of the date of adoption, the total amount of unrecognized tax benefits for uncertain tax positions was approximately $252,000. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $252,000. The unrecognized tax benefits have not changed materially since the date of adoption and are not expected to change materially within the next 12 months.

We classify interest and penalties on tax uncertainties as a component of income tax expense in our consolidated statements of operations. The total amount of interest and penalties recorded in liabilities as of the date of adoption were not significant. In addition, the total amount of interest and penalties recorded in our consolidated statements of operations during the three and six months ended June 30, 2007 and July 1, 2006 were not significant.

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

11.   Accounting Standards Issued and Not Yet Implemented

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

12.   Commitments and Contingencies

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
•

Our ability to cost-effectively maintain information systems, product designs, manufacturing and procurement processes and document retention processes to comply with federal flame retardancy standards applicable to mattresses, and mattress and foundation sets;

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

We generate revenue by selling our products through four complementary distribution channels. Three of these channels: retail, direct marketing and e-commerce, are company-controlled and sell directly to consumers. Our wholesale channel sells to and through leading home furnishings retailers, specialty bedding retailers, the QVC shopping channel and to several end users such as Radisson Hotels and Resorts®.

New Product Launch

We have recently upgraded our entire line of bed models which we believe represent the highest-quality, most technologically advanced beds we have ever produced. Our top-end 7000 and 9000 models were re-launched in mid-June. The new versions of our 3000, 4000 and 5000 models were introduced to all of our stores in late-July. All of our new models emphasize enhanced comfort-layer materials, and several feature advancements in temperature regulation.

Vision and Strategy

Our vision is to be the leading brand in the bedding industry, while improving people’s lives through better sleep. We have established long-term financial growth targets of 15% annual net sales growth or higher and annual earnings growth of 20% or higher.

As further outlined in our fiscal 2006 Form 10-K, we are executing against a defined growth strategy which focuses on the following key components:

•	Building brand awareness to increase consumers’ knowledge of the unique benefits of our products;
•	Expanding distribution through our company-owned stores and through our retail partner program, with a long-term goal of operating between 600 and 650 company-owned stores;
•	Accelerating product innovation to lead the industry in innovative sleep products; and
•	Leveraging our infrastructure in order to facilitate long-term profitable growth.

Outlook

On July 25, 2007, we announced results for the second quarter of fiscal 2007 and reiterated our revised full-year fiscal 2007 net sales and earnings outlook. This outlook included projected fiscal 2007 net sales of between $840 million and $860 million, and full-year earnings per diluted share of between $0.87 and $0.93. This guidance anticipates full-year net sales growth of between 4% and 7%, and full-year diluted earnings per share growth of between 2% and 9%. The guidance equates to projected net sales growth for the last six months of fiscal 2007 of between 10% and 15% and diluted earnings per share growth of between 33% and 47% compared with the last six months of the prior fiscal year. Our anticipated performance improvement for the last six months of fiscal 2007 is expected to be driven by new product introductions, improved execution of our sales and marketing strategies, and more consistent investment in media. In addition, we face easing comparable-store sales (fiscal 2006 third and fourth quarter comparable-store sales changes were 7% and -9% respectively) and easing macroeconomic comparisons for the last six months of 2007. If the benefits from our growth initiatives take longer than expected, or if the macroeconomic environment further deteriorates, the lower end of our sales and earnings ranges could be pressured.

We anticipate increasing our retail store count by 40 net new retail stores, and relocating or expanding 30 or more stores in 2007. Our 2007 capital expenditures are expected to be approximately $50 million, compared to $31.1 million in 2006. The increase in capital expenditures is due to our expected implementation of SAP in the first half of fiscal year 2008, and leasehold improvements and furniture costs necessary to furnish our new corporate headquarters that we plan to move into in the fall of 2007.

Quarterly and Annual Results

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, the timing, amount and effectiveness of advertising expenditures, any changes in sales return rates or warranty experience, the timing of new store openings and related expenses, net sales contributed by new stores, the timing of promotional offerings, competitive factors, changes in commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail sales, timing of QVC shows and wholesale sales, consumer confidence and general economic conditions. Furthermore, a substantial portion of our net sales is often realized in the last month of a quarter, due in part to our promotional schedule and commission structure. As a result, we may be unable to adjust spending in a timely manner, and our business, financial condition and operating results may be significantly harmed. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Key financial highlights for the three months ended June 30, 2007 were as follows:

•	Net income totaled $2.9 million, or $0.06 per diluted share, compared to $10.7 million or $0.19 per diluted share, for the same period one year ago.

•

Net sales decreased 5% to $179.0 million, compared with $188.1 million for the same period one year ago, due to a 14% comparable-store sales decline for our company-owned retail stores and a decrease in direct channel sales, partially offset by sales from 48 net new company-owned retail stores opened in the past 12 months and sales growth in our e-commerce and wholesale distribution channels.

•

Our gross profit rate for the second quarter of fiscal 2007 increased to 61.2% of net sales, compared to 60.4% of net sales for the same period last year. The gross profit rate increase was driven by reduced warranty costs compared with the prior year, continued efficiency gains in manufacturing and logistics, and a reduced product discount rate, partially offset by an increased percentage of sales from lower gross margin channels and products.

•

Sales and marketing expenses increased to 48.5% of net sales for the second quarter of fiscal 2007, compared to 41.8% of net sales for the same period one year ago. The rate increase was driven by a higher number of stores, an increase in media spending and the deleveraging impact of a 14% comparable-store sales decrease.

•

General and administrative expenses were 9.3% of net sales for the second quarter of fiscal 2007 which was consistent with the rate in the same period one year ago. Additional headcount to support ongoing growth of the business was offset by lower incentive-based compensation expense.

•	Cash from operating activities totaled $19.9 million for the first six months of fiscal 2007, compared with $7.1 million for the same period one year ago.

•

During the second quarter of fiscal 2007, we repurchased $51.5 million of common stock or 3.0 million shares (based on trade dates) and have repurchased $94.3 million or 5.4 million shares for the first six months of fiscal 2007. Second quarter and year-to-date earnings per diluted share included $0.01 and $0.03 of benefit, respectively, due to a lower share count.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
Net sales	$179.0	100.0%	$188.1	100.0%	$395.5	100.0%	$400.4	100.0%
Cost of sales	69.5	38.8%	74.4	39.6%	151.8	38.4%	159.2	39.8%
Gross profit	109.5	61.2%	113.6	60.4%	243.7	61.6%	241.2	60.2%
Operating expenses:
Sales and marketing	86.8	48.5%	78.6	41.8%	184.9	46.7%	170.4	42.6%
General and administrative	16.6	9.3%	17.5	9.3%	34.2	8.7%	34.3	8.6%
Research and development	1.4	0.8%	1.0	0.6%	2.9	0.7%	1.8	0.4%
Total operating expenses	104.7	58.5%	97.2	51.7%	222.1	56.1%	206.4	51.6%
Operating income	4.8	2.7%	16.5	8.8%	21.6	5.5%	34.8	8.7%
Interest income, net	0.0	0.0%	0.8	0.4%	0.4	0.1%	1.6	0.4%
Income before income taxes	4.8	2.7%	17.2	9.2%	22.1	5.6%	36.4	9.1%
Income tax expense	1.9	1.1%	6.5	3.4%	8.5	2.1%	13.9	3.5%
Net income	$2.9	1.6%	$10.7	5.7%	$13.6	3.4%	$22.5	5.6%

Net income per share:
Basic	$ 0.06		$ 0.20		$ 0.28		$ 0.42
Diluted	$ 0.06		$ 0.19		$ 0.27		$ 0.40
Weighted-average number of common shares:
Basic	48.0		53.4		48.8		53.4
Diluted	49.9		56.2		50.8		56.4

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Percent of sales:
Retail	74.1%	75.1%	75.2%	76.8%
Direct	8.5%	10.5%	8.6%	10.2%
E-commerce	7.1%	5.6%	6.8%	5.5%
Wholesale	10.3%	8.8%	9.4%	7.5%
Total	100.0%	100.0%	100.0%	100.0%

The components of total sales growth, including comparable-store sales changes, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Sales growth rates:
Comparable-store sales	(14)%	16%	(12)%	17%
Net new stores	8%	9%	9%	8%
Retail total	(6)%	25%	(3)%	25%
Direct	(23)%	5%	(17)%	3%
E-commerce	20%	41%	24%	40%
Wholesale	12%	12%	23%	16%
Total sales growth	(5)%	22%	(1)%	23%

The numbers of company-owned retail stores and independently owned and operated retail partner stores was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Company-owned retail stores:
Beginning of period	447	402	442	396
Opened	16	10	23	18
Closed	(3)	—	(5)	(2)
End of period	460	412	460	412

Retail partner doors	752	608	752	608

Comparison of Three Months Ended June 30, 2007 with Three Months Ended July 1, 2006

Net sales

Net sales decreased 5% to $179.0 million for the three months ended June 30, 2007 compared with $188.1 million for the same period one year ago. The sales decrease was due to a 14% comparable-store sales decline in our company-owned retail stores and a decrease in direct channel sales, partially offset by sales from 48 net new company-owned retail stores opened in the past 12 months and sales growth in our e-commerce and wholesale distribution channels. Sales of mattress units decreased 4% overall compared to the same period one year ago, and the average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels was flat at $1,688, while sales of other product and services decreased by 2%.

The $9.1 million net sales decrease compared with the same period one year ago was comprised of the following: (i) an $8.7 million decrease in sales from our retail stores, comprised of a $19.8 million decrease from comparable-stores and an $11.1 million increase from new stores, net of stores closed and (ii) a $4.5 million decrease in direct marketing sales, partially offset by, (iii) a $2.1 million increase in e-commerce sales and (iv) a $2.0 million increase in wholesale sales.

Gross profit

The gross profit rate increased to 61.2% of net sales for the three months ended June 30, 2007 as compared with 60.4% for the same period one year ago. The gross profit rate benefited from a reduction in warranty costs per unit driven by lower defect rates and reduced costs per claim. The gross profit rate also benefited from improvements in sourcing, manufacturing productivity and our ongoing implementation of a hub-and-spoke logistics network which reduced our cost of sales. Increased use of promotional financing offers (which increased sales and marketing expenses) in lieu of product discounts, also contributed to the second quarter gross profit rate increase. These items were partially offset by an increase in the percentage of net sales from lower gross margin channels which reduced the gross profit rate by approximately 0.3 percentage points (ppt) and a shift in product mix to lower margin products which reduced the gross profit rate by approximately 0.2 ppt.

During the second quarter we completed the necessary modifications to our product line in order to comply with the new open flame fire retardancy (FR) standards which became effective for all products manufactured after July 1, 2007. These modifications added costs to our products and require more complicated manufacturing processes. During the second quarter we adopted a phased-in approach to converting our entire product line to the new FR standards. Approximately 42% of our second quarter mattress shipments were FR compliant. The use of FR compliant materials in manufacturing will now be a permanent part of our cost structure.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2007 increased 10% to $86.8 million, or 48.5% of net sales, compared with $78.6 million, or 41.8% of net sales, for the same period one year ago. The $8.2 million increase was primarily due to a higher number of stores, an increased use of promotional financing offers, and increased media spending. The 6.7 ppt sales and marketing expense rate increase was primarily due to the deleveraging impact of a 5% net sales decline and the $8.2 million expense increase compared with the same period one year ago. Total media spending increased 12% compared with the same period one year ago and was 2.1 ppt higher on a rate basis, including increased media spending related to our “You Can Cure Tired” marketing campaign, which has not met our expectations.

General and administrative expenses

General and administrative (G&A) expenses decreased 5% to $16.6 million for the three months ended June 30, 2007 compared with $17.5 million for the same period one year ago and remained flat as a percentage of net sales. The $0.9 million decrease in G&A expenses was comprised of a $2.2 million reduction in incentive-based compensation costs, partially offset by a $1.3 million increase in compensation and benefit costs as additional headcount were added to support the ongoing growth of the business.

Research and development expenses

Research and development (R&D) expenses increased to $1.4 million for the second quarter of fiscal 2007 compared with $1.0 million for the same period one year ago, and increased as a percentage of net sales to 0.8% from 0.6% for the comparable prior-year period. The $0.4 million increase in R&D expenses was the result of continued investment in new product innovation.

Interest income, net

Net interest income decreased $0.8 million for the three months ended June 30, 2007 compared with the same period one year ago. The decrease in net interest income was driven by lower average cash and investment balances compared with the same period one year ago, a $0.3 million increase in net realized losses on the sales of marketable debt securities, and increased interest expense under our revolving line of credit.

Income tax expense

Income tax expense decreased $4.6 million to $1.9 million for the three months ended June 30, 2007 compared with $6.5 million for the same period one year ago. The effective tax rate was 39.8% for the second quarter of fiscal 2007 and 37.6% for the same period one year ago. The second quarter of fiscal 2007 effective tax rate includes the impact of increasing our year-to-date effective tax rate to 38.4%, compared to the first quarter’s effective tax rate of 38.1%.

Comparison of Six Months Ended June 30, 2007 with Six Months Ended July 1, 2006

Net sales

Net sales for the first six months of fiscal 2007 decreased 1% to $395.5 million compared with $400.4 million for the same period one year ago. The sales decrease was driven by a 12% comparable-store sales decline in our company-owned retail stores and a decrease in direct channel sales, partially offset by sales from 48 net new company-owned retail stores opened in the past 12 months and sales growth in our e-commerce and wholesale distribution channels. Sales of mattress units were consistent with the prior year, while the total company average selling price declined 1%, primarily due to a higher percentage of wholesale sales as compared to the prior year. The average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels was essentially flat at $1,696, while sales of other product and services in our company-controlled channels decreased by 1%.

The $4.9 million net sales decrease compared with the prior year was comprised of the following: (i) a $10.1 million decrease in sales from our retail stores, comprised of a $37.6 million decrease from comparable-stores and a $27.5 million increase from new stores, net of stores closed and (ii) a $7.0 million decrease in direct marketing sales, partially offset by, (iii) a $7.0 million increase in wholesale sales and (iv) a $5.2 million increase in e-commerce sales.

Gross profit

The gross profit rate increased to 61.6% of net sales for the first six months of fiscal 2007 compared with 60.2% for the same period one year ago. The gross profit rate benefited from improvements in sourcing, manufacturing productivity and our ongoing implementation of a hub-and-spoke logistics network which reduced our cost of sales. The gross profit rate also benefited from the absence of a warranty accrual correction (to include freight costs) which occurred in the first six months of the prior fiscal year and ongoing reductions in warranty costs per unit. A shift in our promotional strategy to a greater use of promotional financing offers also contributed to the gross profit rate increase. These items were partially offset by an increase in the percentage of net sales from lower gross margin channels which reduced the gross profit rate by approximately 0.5 ppt and a shift in product mix to lower margin products which reduced the gross profit rate by approximately 0.3 ppt.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2007 increased to $184.9 million, or 46.7% of net sales, compared with $170.4 million, or 42.6% of net sales, for the same period one year ago. The $14.5 million expense increase was primarily due to operating costs associated with 48 net new stores opened in the past 12 months, an increased use of promotional financing offers and increased media spending. The 4.1 ppt sales and marketing expense rate increase was primarily due to the deleveraging impact of a 1% net sales decline and the $14.5 million expense increase compared with the same period one year ago. Total media spending increased 6% compared with the same period one year ago and was 1.0 ppt higher on a rate basis.

General and administrative expenses

General and administrative expenses were essentially flat at $34.2 million for the six months ended June 30, 2007 compared with $34.3 million for the same period one year ago and increased 0.1 ppt on a rate basis. G&A expenses were favorably impacted by a $3.6 million reduction in incentive-based compensation costs, partially offset by increased compensation and benefit costs as additional headcount were added to support ongoing business growth.

Research and development expenses

Research and development expenses increased 67% to $2.9 million for the first six months of fiscal 2007 compared with $1.8 million for the same period one year ago, and increased as a percentage of net sales to 0.7% from 0.4%. The dollar and percentage of net sales increases in R&D expenses were the result of continued investment in new product innovation.

Interest income, net

Net interest income decreased to $0.4 million for the six months ended June 30, 2007 compared with $1.6 million for the same period one year ago. The $1.2 million decrease in net interest income was driven by lower average cash and investment balances compared with the same period one year ago, increased interest expense under our revolving line of credit and a $0.3 million increase in net realized losses on the sales of marketable debt securities.

Income tax expense

Income tax expense decreased $5.5 million to $8.5 million for the six months ended June 30, 2007 compared with $13.9 million for the same period one year ago. The effective tax rate was 38.4% and 38.3% in 2007 and 2006, respectively. The 0.1 ppt increase in the effective tax rate was principally due to decreased interest income from tax exempt securities.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable debt securities as of June 30, 2007 and December 30, 2006 ($ in millions):

	June 30, 2007	December 30, 2006
Cash and cash equivalents	$9.8	$8.8
Marketable debt securities – current	1.3	37.7
Marketable debt securities – non-current	1.6	43.6
Total cash, cash equivalents and marketable debt securities	$12.7	$90.2

The following table summarizes our cash flows for the six months ended June 30, 2007 and July 1, 2006 ($ in millions):

	Six Months Ended
	June 30, 2007	July 1, 2006
Total cash provided by (used in):
Operating activities	$19.9	$7.1
Investing activities	58.9	(29.0)
Financing activities	(77.8)	(11.1)
Increase (decrease) in cash and cash equivalents	$1.0	$(33.0)

As of June 30, 2007, we had cash, cash equivalents and marketable debt securities of $12.7 million compared to $90.2 million as of December 30, 2006. The $77.5 million decrease in cash, cash equivalents and marketable debt securities was primarily due to $92.7 million of common stock repurchases (based on settlement dates) and $19.3 million of capital expenditures, partially offset by $19.9 million of cash provided by operating activities.

Cash provided by operating activities for the six months ended June 30, 2007 and July 1, 2006 was $19.9 million and $7.1 million, respectively. The $12.8 million year-over-year increase in cash from operations was comprised of a $11.1 million increase in adjustments to reconcile net income to cash provided by operating activities, $10.5 million due to increased cash from changes in operating assets and liabilities, partially offset by an $8.9 million decline in net income. The year-over-year increase in adjustments to reconcile net income to cash provided by operating activities was the result of higher depreciation and amortization compared with the same period one year ago, and the reduced impact from deferred income taxes and excess tax benefits from stock based-compensation. The increased cash from changes in operating assets and liabilities was primarily due to a lower increase in accounts receivable (prior year had a greater impact from increased wholesale sales and timing of QVC shows), an increase in customer prepayments (timing of cash received on customer orders in advance of fulfillment), and a reduced use of cash related to accrued taxes and withholding (reduced payments related to prior year income tax liabilities), partially offset by a lower increase in warranty liabilities (reduced warranty costs per unit compared with the prior year) and an increase in prepaid expenses and other assets (timing of estimated income tax payments).

Net cash provided by investing activities was $58.9 million for the six months ended June 30, 2007 compared with net cash used in investing activities of $29.0 million for the same period one year ago. The $87.9 million increase in net cash provided by investing activities was principally due to $78.2 million of proceeds from the sales and maturity of marketable debt securities in the first six months of fiscal 2007, compared to $13.7 million for the same period one year ago. For the first six months of fiscal 2007, we invested $19.3 million in property and equipment, compared to $14.0 million for the same period one year ago. In both periods, our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. For the first six months of 2007 we opened 23 new retail stores, while in the first six months of 2006 we opened 18 new retail stores.

Net cash used in financing activities increased to $77.8 million for the six months ended June 30, 2007, compared to $11.1 million for the same period one year ago. The $66.7 million increase in cash used in financing activities resulted from a $68.9 million year-over-year increase in common stock repurchases, $2.8 million in reduced proceeds from the issuance of common stock related to stock options and employee purchases, and a $5.1 million reduction in tax benefits from stock-based compensation, partially offset by $10.0 million of current-year borrowings under our revolving credit facility to fund stock repurchases. We may make additional purchases of our common stock from time-to-time, subject to market conditions and at prevailing market prices, through open market purchases. On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250 million of its common stock, providing a total of $290 million of repurchase authority. As of July 27, 2007, we had a total outstanding stock repurchase authorization remaining of $219 million. We may terminate or limit the stock repurchase program at any time.

Cash generated from operations and existing credit facilities should be a sufficient source of liquidity for the short- and long-term and should provide adequate funding for capital expenditures. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations and organic growth. In 2006, we obtained a $100 million bank revolving line of credit for general corporate purposes including the funding of any short-term cash needs or investment opportunities. This line of credit is a five-year senior unsecured revolving facility expiring June 2011. Borrowings under the credit facility bear interest at a floating rate and may be maintained as base rate loans (tied to the prime rate or the federal funds rate plus 0.5%) or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 1.0% depending on our leverage ratio, as defined. We are subject to certain financial covenants under the agreement, principally consisting of interest coverage and leverage ratios. We have remained and expect to remain in full compliance with the financial covenants. As of June 30, 2007 we had $10.0 million outstanding under the revolving line of credit. We may incur additional borrowings during 2007 to repurchase our common stock at a rate that may exceed our available cash balances.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of June 30, 2007, we are not involved in any unconsolidated special purpose entity transactions.

There has been no material change in our contractual obligations since the end of fiscal 2006 other than the $10 million of borrowings outstanding against our credit facility as of June 30, 2007 as described in Note 4, Credit Agreement, of the Notes to our Consolidated Financial Statements. See our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for additional information regarding our contractual obligations.

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

Changes in the overall level of interest rates affect income generated from our short- and long-term investments in cash, cash equivalents and marketable debt securities, as well as interest expense incurred from borrowings under our revolving credit facility. If overall interest rates were one percentage point different than current rates, the impact on our annual interest income and annual interest expense would be immaterial based on our short- and long-term investments and borrowings under our revolving credit facility as of June 30, 2007. We do not manage our investment or debt interest-rate volatility risk through the use of derivative instruments.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis, and as needed.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change in internal control over financial reporting during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Our business, financial condition and operating results are subject to a number of risks and uncertainties, including both those that are specific to our business and others that affect all businesses operating in a global environment. Investors should carefully consider the information in this report under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also the information under the heading, “Risk Factors” in our most recent Annual Report on Form 10-K. The risk factors discussed in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional risk factors that are not presently known to us or that we currently consider to be immaterial to our operations. There has been no material change in those risk factors since the date of our Annual Report on Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
(in thousands, except per share amounts)

Fiscal Period	Total Number of Shares including Non-Qualified	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Availability

April 2007	350	$17.68	350
May 2007	862	17.79	862
June 2007	1,786	16.78	1,786
Total	2,998	17.18	2,998	$244,378

(1) The Finance Committee of the Board of Directors reviews, on a quarterly basis, the authority granted as well as any repurchases under this program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 15, 2007. The following individuals were elected as Directors of the Company at the Annual Meeting to serve for terms of three years expiring at the 2010 Annual Meeting of Shareholders or until their successors are elected and qualified. Shares voted in favor of these Directors and shares withheld were as follows:

Thomas J. Albani

Shares For	45,351,674
Shares Withheld	1,092,264

David T. Kollat

Shares For	45,413,048
Shares Withheld	1,030,890

William R. McLaughlin

Shares For	45,464,015
Shares Withheld	979,924

In addition to the Directors named above, the following Directors’ terms continued after the Annual Meeting and will expire at the Annual Meeting of Shareholders in the year indicated below:

Name	Term Expires

Christopher P. Kirchen	2008
Brenda J. Lauderback	2008
Michael A. Peel	2008
Jean-Michel Valette	2008
Christine M. Day	2009
Stephen L. Gulis, Jr.	2009
Ervin R. Shames	2009

Shareholders also approved the appointment of KPMG LLP, certified public accountants, as our independent auditors for the fiscal year ending December 29, 2007. Shares voted in favor and against this appointment were as follows:

Shares For	45,670,300
Shares Against	674,443

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Amended and Restated Exclusive Supplier Agreement between Radisson Hotels International, Inc. and Select Comfort Corporation	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: August 8, 2007	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ James C. Raabe
James C. Raabe
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Amended and Restated Exclusive Supplier Agreement between Radisson Hotels International, Inc. and Select Comfort Corporation	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith