Form 10-Q
period 2007-09-29
SELECT COMFORT CORP
filed 2007-11-07
CIK 827187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2007

Commission File Number: 0-25121

____________________

SELECT COMFORT CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1597886 (I.R.S. Employer Identification No.)

9800 59th Avenue North Minneapolis, Minnesota (Address of principal executive offices)	55442 (Zip Code)

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
YES ☐    NO ☒

As of October 26, 2007, 44,676,000 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	(unaudited) September 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$8,522	$8,819
Marketable debt securities – current	—	37,748
Accounts receivable, net of allowance for doubtful accounts of $1,025 and $529, respectively	16,625	12,164
Inventories	29,983	24,120
Prepaid expenses	8,948	10,227
Deferred income taxes	6,236	5,785
Other current assets	3,363	4,305
Total current assets	73,677	103,168
Marketable debt securities – non-current	—	43,608
Property and equipment, net	70,545	59,384
Deferred income taxes	22,086	19,275
Other assets	5,433	3,526
Total assets	$171,741	$228,961

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving credit facility	$21,900	$—
Accounts payable	65,200	46,061
Customer prepayments	10,414	9,552
Accruals:
Sales returns	4,063	3,907
Compensation and benefits	16,048	20,057
Taxes and withholding	8,911	5,053
Other current liabilities	8,108	12,901
Total current liabilities	134,644	97,531

Warranty liabilities	7,250	7,769
Other long-term liabilities	9,021	7,967
Total liabilities	150,915	113,267

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 44,653 and 51,544 shares issued and outstanding, respectively	447	515
Additional paid-in capital	—	4,039
Retained earnings	20,379	111,140
Total shareholders’ equity	20,826	115,694
Total liabilities and shareholders’ equity	$171,741	$228,961

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$213,070	$207,661	$608,570	$608,025
Cost of sales	81,892	79,000	233,697	238,200
Gross profit	131,178	128,661	374,873	369,825

Operating expenses:
Sales and marketing	95,741	87,725	280,635	258,107
General and administrative	14,872	16,125	49,102	50,375
Research and development	1,290	1,142	4,231	2,907
Asset impairment charges	198	1,763	198	1,763
Total operating expenses	112,101	106,755	334,166	313,152
Operating income	19,077	21,906	40,707	56,673
Interest (expense) income, net	(261)	618	169	2,248
Income before income taxes	18,816	22,524	40,876	58,921
Income tax expense	6,953	8,583	15,424	22,505
Net income	$11,863	$13,941	$25,452	$36,416

Net income per share – basic	$0.27	$0.26	$0.54	$0.68
Weighted average shares – basic	44,447	52,766	47,381	53,201

Net income per share – diluted	$0.26	$0.25	$0.52	$0.65
Weighted average shares – diluted	46,137	55,304	49,264	56,068

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited – in thousands)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 30, 2006	51,544	$515	$4,039	$111,140	$115,694
Exercise of common stock options	532	6	3,393	—	3,399
Tax benefit from stock-based compensation	—	—	1,754	—	1,754
Stock-based compensation	—	—	5,560	—	5,560
Repurchases of common stock	(7,617)	(76)	(15,623)	(116,213)	(131,912)
Issuances of common stock	194	2	877	—	879
Net income	—	—	—	25,452	25,452
Balance at September 29, 2007	44,653	$447	$—	$20,379	$20,826

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$25,452	$36,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,869	14,267
Stock-based compensation	5,560	6,115
Disposals and impairments of assets	391	1,806
Excess tax benefits from stock-based compensation	(1,389)	(6,526)
Changes in deferred income taxes	(3,262)	(4,797)
Other non-cash items affecting net income	270	(6)
Changes in operating assets and liabilities:
Accounts receivable	(4,461)	(6,615)
Inventories	(5,863)	(4,048)
Prepaid expenses and other assets	286	(218)
Accounts payable	18,174	15,570
Customer prepayments	862	(4,229)
Accrued sales returns	156	(1,235)
Accrued compensation and benefits	(3,996)	(25)
Accrued taxes and withholding	5,612	6,140
Warranty liabilities	(682)	3,389
Other accruals and liabilities	265	1,407
Net cash provided by operating activities	56,244	57,411

Cash flows from investing activities:
Purchases of property and equipment	(30,393)	(20,953)
Investments in marketable debt securities	—	(28,369)
Proceeds from sales and maturity of marketable debt securities	81,086	20,900
Net cash provided by (used in) investing activities	50,693	(28,422)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	21,564	(10,681)
Repurchases of common stock	(134,452)	(49,512)
Proceeds from issuance of common stock	4,265	7,163
Excess tax benefits from stock-based compensation	1,389	6,526
Net cash used in financing activities	(107,234)	(46,504)

Decrease in cash and cash equivalents	(297)	(17,515)
Cash and cash equivalents, at beginning of period	8,819	43,867
Cash and cash equivalents, at end of period	$8,522	$26,352

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.   Basis of Financial Statement Presentation

The condensed consolidated financial statements as of and for the three and nine months ended September 29, 2007 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 29, 2007 and December 30, 2006 and the results of operations and cash flows for the periods presented. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Operating results for any quarterly period may not be indicative of operating results for the full-year. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

During the three and nine months ended September 29, 2007, marketable debt securities with a cost of $1.6 million and $64.4 million, respectively, were sold at a realized loss of $15,000 and $270,000, respectively. Marketable debt securities are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 29, 2007
Total marketable debt securities	$—	$—	$—	$—

December 30, 2006
U.S. government agencies	$5,998	—	$(23)	$5,975
Municipal securities	75,358	—	(279)	75,079
Total marketable debt securities	$81,356	$—	$(302)	$81,054

3.   Inventories

Inventories consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Raw materials	$7,872	$6,576
Work in progress	188	111
Finished goods	21,923	17,433
Inventories	$29,983	$24,120

4.   Credit Agreement

In June 2006, we entered into a five-year Syndicated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a $100 million senior unsecured revolving credit facility available to be used for general corporate purposes. Borrowings available under the credit facility can be increased by an additional amount up to $75 million.

Borrowings under the credit facility bear interest at a floating rate and may be maintained as base rate loans (tied to the greater of the prime rate or the federal funds rate plus 0.5%) or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 0.8% depending on our leverage ratio, as defined. The Company is subject to certain financial covenants under the agreement principally consisting of maximum leverage and minimum interest coverage ratios. The Company was in compliance with all covenants as of September 29, 2007. The Company had borrowings of $21.9 million outstanding against the credit facility as of September 29, 2007 and no outstanding borrowings as of December 30, 2006.

5.   Repurchases of Common Stock

We repurchased and retired 2,259,000 and 7,617,000 shares through open market purchases at a cost of $37.6 million and $131.9 million (based on trade dates), respectively, during the three and nine months ended September 29, 2007. During the three and nine months ended September 30, 2006, we repurchased and retired 1,310,000 and 2,316,000 shares through open market purchases at a cost of $25.8 million and $49.5 million (based on trade dates), respectively. As of September 29, 2007, the remaining authorization under our share repurchase program was $207 million. There is no expiration date governing the period over which we can repurchase shares.

6.   Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors. Stock-based compensation awards are generally granted annually during the first quarter. We have awarded stock options, performance shares and restricted stock under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized ratably over the vesting period of each grant, which is generally four years. Stock-based compensation expense for the three and nine months ended September 29, 2007 was $1,493,000 and $5,560,000, respectively, and for the three and nine months ended September 30, 2006 was $2,143,000 and $6,115,000, respectively.

7.   Asset Impairment Charges

During the three months ended September 29, 2007, we determined that certain store assets at two underperforming stores were impaired and recognized an impairment charge for the difference between fair value and net book value of $198,000. During the three months ended September 30, 2006, we recorded asset impairment charges of $1,763,000, including $1,248,000 related to the abandonment of software and $515,000 for certain store assets at underperforming stores.

8.   Interest (Expense) Income, Net

Net interest (expense) income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Interest income	$94	$618	$1,055	$2,248
Interest expense	(449)	—	(793)	—
Capitalized interest expense	109	—	177	—
Realized loss on sales of marketable debt securities	(15)	—	(270)	—
Interest (expense) income, net	$(261)	$618	$169	$2,248

9.   Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$11,863	$13,941	$25,452	$36,416

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	44,447	52,766	47,381	53,201
Effect of dilutive securities:
Options	1,443	2,350	1,614	2,639
Warrants	—	3	—	35
Restricted shares	247	185	269	193
Diluted weighted-average shares outstanding	46,137	55,304	49,264	56,068

Net income per share – basic	$0.27	$0.26	$0.54	$0.68
Net income per share – diluted	$0.26	$0.25	$0.52	$0.65

Additional potentially dilutive securities of approximately 1,991,000 and 1,668,000 for the three and nine month periods ended September 29, 2007, respectively, and approximately 1,068,000 for both the three and nine month periods ended September 30, 2006, respectively, have been excluded from diluted net income per share because these securities’ exercise prices were greater than the average market price of our common shares.

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

We classify interest and penalties on tax uncertainties as a component of income tax expense in our consolidated statements of operations. The total amount of interest and penalties recorded in liabilities as of the date of adoption were not significant. In addition, the total amount of interest and penalties recorded in our consolidated statements of operations during the three and nine months ended September 29, 2007 and September 30, 2006 were not significant.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2004. We are no longer subject to state income tax examinations for years prior to 2003.

11.   Accounting Standards Issued and Not Yet Implemented

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for our 2008 fiscal year beginning December 30, 2007, with early adoption permitted. We are currently evaluating the potential impact of adopting SFAS 157, but do not expect its adoption to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS 159 is effective for our 2008 fiscal year beginning December 30, 2007. We are currently evaluating the potential impact of adopting SFAS 159, but do not expect its adoption to have a material impact on our consolidated financial statements.

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

Risk Factors

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included herein. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projects,” “predicts,” “potential” or “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors known to us that could cause such material differences are identified and discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which discussion is incorporated herein by reference. These important factors include, but are not limited to:

•

Our Ability to Manage Growth -- growth in the size and complexity of our business has placed, and will continue to place, significant strains on our management, operations, information systems and other resources;

•	Competition -- the level of competition in the mattress industry and our ability to successfully identify and respond to emerging and competitive trends in the mattress industry;
•	Consumer Acceptance -- the level of consumer acceptance of our products, new product offerings and brand image;
•	Need for Continuous Product Improvement -- our ability to continuously improve our products to offer new and enhanced consumer benefits, better quality and reduced costs;
•

Marketing Effectiveness and Efficiency -- the effectiveness of our marketing messages and the efficiency of our advertising expenditures and other marketing programs in building product and brand awareness, driving traffic to our points of sale and increasing sales;

•

Execution of our Distribution Strategy -- our ability to execute our company-owned retail store distribution strategy, including increasing sales and profitability through our existing stores, securing suitable and cost-effective locations for additional retail stores and cost-effectively closing under-performing store locations;

•	Retention of Senior Leadership and other Key Executives -- our ability to retain senior leadership and other key employees in the wake of recent business performance that has not met our expectations;
•

Our Ability to Manage Wholesale Accounts -- our ability to profitably manage growth in wholesale distribution, including the impact on our retail stores and other company-controlled distribution channels;

•	International Growth -- our ability to cost-effectively execute plans to expand our distribution internationally;
•

Impact of Federal Flame Retardancy Standards -- new federal flame retardancy standards for mattress products effective since mid-2007 have added significant costs of compliance to our business and any alleged or actual failure to comply with the new requirements could significantly disrupt our business;

•

Sources of Supply -- our ability to secure adequate sources of supply at a reasonable cost, especially considering our single sources of supply for some components and just-in-time manufacturing processes, as well as potential shortages of commodities;

•

Inflationary Pressures -- rising fuel and commodity costs as well as fluctuating currency rates and increasing industry regulatory requirements may significantly increase our cost of goods and may adversely impact our profit margins or may adversely impact our sales volumes if we choose to increase prices;

•

Consumer Credit -- our sales volumes or profit margins could be adversely impacted if access to consumer credit is restricted or if we are unable to cost-effectively offer consumer credit options through third-party credit providers;

•

Management Information Systems. -- our current management information systems may not adequately meet the requirements of our evolving business and our business could be materially and adversely impacted if we are unable to successfully implement our planned SAP-based enterprise-wide information technology architecture;

•

General Economic Conditions and Consumer Confidence -- adverse trends in general economic conditions, including the housing market and consumer confidence, could adversely impact the growth of our business; and

•	Global Events -- such as terrorist attacks or a pandemic outbreak, or the threat of such events, could adversely impact our financial condition or results of operations.

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

New Product Launch

During the current fiscal year we upgraded our entire line of bed models which we believe represent the highest-quality, most technologically advanced beds we have ever produced. Our top-end 7000 and 9000 models were re-launched in mid-June. The new versions of our 3000, 4000 and 5000 models were introduced to all of our stores in late-July. All of our new models emphasize enhanced comfort-layer materials, and selected models also feature advancements in temperature regulation.

Vision and Strategy

Our vision is to be the leading brand in the bedding industry, while improving people’s lives through better sleep.

We are executing against a defined growth strategy which focuses on the following key components:

•	Building brand awareness to increase consumers’ knowledge of the unique benefits of our products;
•	Expanding distribution, primarily through our company-owned stores, with a long-term goal of operating between 600 and 650 company-owned stores in the U.S.;
•	Accelerating product innovation to lead the industry in innovative sleep products; and
•	Leveraging our infrastructure in order to facilitate long-term profitable growth.

Outlook

On October 24, 2007, we announced results for the third quarter of fiscal 2007 and also lowered our fiscal 2007 full-year net sales and earnings outlook. The revised fiscal 2007 outlook includes net sales of between $820 million and $830 million and earnings of between $0.75 and $0.81 per diluted share. The revised outlook equates to fourth quarter of fiscal 2007 net sales growth of between 7% and 12% and diluted earnings per share growth of between 15% and 45% compared with the same period one year ago. The previous outlook included projected fiscal 2007 net sales of between $840 million and $860 million, and earnings per diluted share of between $0.87 and $0.93. The revised outlook assumes an improved comparable store sales change compared to the third quarter of fiscal 2007 and increased media spending compared to the same period one year ago.

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

Highlights

Key financial highlights for the three months ended September 29, 2007 were as follows:

•	Net income totaled $11.9 million, or $0.26 per diluted share, compared to $13.9 million or $0.25 per diluted share, for the same period one year ago.

•

Net sales increased 3% to $213.1 million, compared with $207.7 million for the same period one year ago, primarily due to sales from 46 net new company-owned retail stores opened in the past 12 months, partially offset by a 6% comparable-store sales decline for our company-owned retail stores.

•

Our gross profit rate for the third quarter of fiscal 2007 decreased to 61.6% of net sales, compared to 62.0% of net sales for the same period last year. The gross profit rate decrease was due to a sales mix shift to lower margin products, increased manufacturing costs associated with the full roll-out of fire retardant products and increased material costs for our new bed line, partially offset by continued efficiency gains in manufacturing and logistics.

•

Sales and marketing expenses increased to 44.9% of net sales for the third quarter of fiscal 2007, compared to 42.2% of net sales for the same period one year ago. The rate increase was driven by a higher number of stores and the deleveraging impact of a 6% comparable-store sales decrease.

•

General and administrative expenses were 7.0% of net sales for the third quarter of fiscal 2007 compared with 7.8% of net sales for the same period one year ago. The rate decline was primarily due to lower incentive-based compensation expense.

•	Cash from operating activities totaled $56.2 million for the first nine months of fiscal 2007, compared with $57.4 million for the same period one year ago.

•

During the third quarter of fiscal 2007, we repurchased $37.6 million of common stock or 2.3 million shares (based on trade dates) and have repurchased $131.9 million or 7.6 million shares for the first nine months of fiscal 2007.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
Net sales	$213.1	100.0%	$207.7	100.0%	$608.6	100.0%	$608.0	100.0%
Cost of sales	81.9	38.4%	79.0	38.0%	233.7	38.4%	238.2	39.2%
Gross profit	131.2	61.6%	128.7	62.0%	374.9	61.6%	369.8	60.8%

Operating expenses:
Sales and marketing	95.7	44.9%	87.7	42.2%	280.6	46.1%	258.1	42.5%
General and administrative	14.9	7.0%	16.1	7.8%	49.1	8.1%	50.4	8.3%
Research and development	1.3	0.6%	1.1	0.5%	4.2	0.7%	2.9	0.5%
Asset impairment charges	0.2	0.1%	1.8	0.8%	0.2	0.0%	1.8	0.3%
Total operating expenses	112.1	52.6%	106.8	51.4%	334.2	54.9%	313.2	51.5%
Operating income	19.1	9.0%	21.9	10.5%	40.7	6.7%	56.7	9.3%
Interest (expense) income, net	(0.3)	(0.1%)	0.6	0.3%	0.2	0.0%	2.2	0.4%
Income before income taxes	18.8	8.8%	22.5	10.8%	40.9	6.7%	58.9	9.7%
Income tax expense	7.0	3.3%	8.6	4.1%	15.4	2.5%	22.5	3.7%
Net income	$11.9	5.6%	$13.9	6.7%	$25.5	4.2%	$36.4	6.0%

Net income per share:
Basic	$0.27	$0.26	$0.54	$0.68
Diluted	$0.26	$0.25	$0.52	$0.65
Weighted-average number of common shares:
Basic	44.4	52.8	47.4	53.2
Diluted	46.1	55.3	49.3	56.1

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Percent of sales:
Retail	76.6%	76.2%	75.7%	76.6%
Direct	7.2%	8.7%	8.1%	9.7%
E-commerce	6.7%	5.3%	6.8%	5.4%
Wholesale	9.5%	9.8%	9.4%	8.3%
Total	100.0%	100.0%	100.0%	100.0%

The components of total sales growth, including comparable-store sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Sales growth rates:
Comparable stores	(6%)	7%	(10%)	13%
Net new stores	9%	10%	9%	9%
Retail total	3%	17%	(1%)	22%
Direct	(15%)	4%	(16%)	3%
E-commerce	30%	26%	26%	35%
Wholesale	(1%)	47%	14%	27%
Total sales growth	3%	18%	0%	21%

The numbers of company-owned retail stores and independently owned and operated retail partner stores was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Company-owned retail stores:
Beginning of period	460	412	442	396
Opened	14	15	37	33
Closed	(3)	(2)	(8)	(4)
End of period	471	425	471	425

Retail partner doors	770	727	770	727

Comparison of Three Months Ended September 29, 2007 with Three Months Ended September 30, 2006

Net sales

Net sales increased 3% to $213.1 million for the three months ended September 29, 2007 compared with $207.7 million for the same period one year ago. The sales increase was driven by sales from 46 net new company-owned retail stores opened in the past 12 months and sales growth in our e-commerce channel, partially offset by a 6% comparable-store sales decline in our company-owned retail stores, and a sales decrease in our direct channel. Sales of mattress units increased 1% overall compared to the same period one year ago, and the average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels increased 1% to $1,726, while sales of other products and services increased by 8%.

The $5.4 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $5.0 million increase in sales from our retail stores, comprised of a $14.9 million increase from new stores, net of stores closed and a $9.9 million decrease from comparable-stores and (ii) a $3.3 million increase in e-commerce sales, partially offset by, (iii) a $2.8 million decrease in direct marketing sales and (iv) a $0.1 million decrease in wholesale sales.

Gross profit

The gross profit rate decreased to 61.6% of net sales for the three months ended September 29, 2007 as compared with 62.0% for the same period one year ago. A sales mix shift to lower margin products reduced the gross profit rate by approximately 0.4 percentage points (ppt). In addition, the third quarter of fiscal 2007 gross profit percentage included the full burden of costs for compliance with the new open flame fire retardancy standards and increased production costs associated with our new line of beds. These incremental costs were partially offset by improvements in sourcing, manufacturing productivity and our ongoing implementation of a hub-and-spoke logistics network. Finally, increased use of promotional financing offers (which increased sales and marketing expenses) in lieu of product discounts, benefited the third quarter gross profit rate by 0.2 ppt.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 29, 2007 increased 9% to $95.7 million, or 44.9% of net sales, compared with $87.7 million, or 42.2% of net sales, for the same period one year ago. The $8.0 million increase was primarily due to a higher number of stores and an increased use of promotional financing offers. The 2.7 ppt sales and marketing expense rate increase was principally due to the deleveraging impact of a 6% comparable store sales decline and the $8.0 million expense increase compared with the same period one year ago. Total media spending decreased 3% compared with the same period one year ago and was 0.7 ppt lower on a rate basis.

General and administrative expenses

General and administrative (G&A) expenses decreased 8% to $14.9 million for the three months ended September 29, 2007 compared with $16.1 million for the same period one year ago and decreased 0.8 ppt on a rate basis. The $1.3 million decrease in G&A expenses was comprised of a $1.9 million reduction in incentive-based compensation costs, partially offset by a $0.4 million increase in occupancy costs and a $0.2 million increase in other G&A expenses.

Research and development expenses

Research and development (R&D) expenses increased to $1.3 million for the third quarter of fiscal 2007 compared with $1.1 million for the same period one year ago, and increased as a percentage of net sales to 0.6% from 0.5% for the comparable prior-year period. The increase in R&D expenses was the result of continued investment in new product innovation.

Asset impairment charges

Asset impairment charges decreased to $0.2 million for the three months ended September 29, 2007, compared with $1.8 million for the same period one year ago. The fiscal 2007 third quarter asset impairment charges related to assets at two underperforming stores. The fiscal 2006 third quarter asset impairment charges included $1.2 million for abandoned software and $0.5 million related to assets at underperforming stores.

Interest (expense) income, net

Net interest expense was $0.3 million for the three months ended September 29, 2007 compared to net interest income of $0.6 million for the same period one year ago. The change was primarily due to interest expense from borrowings under our revolving line of credit to fund fiscal 2007 common stock repurchases and lower average cash and investment balances compared with the same period one year ago.

Income tax expense

Income tax expense decreased to $7.0 million for the three months ended September 29, 2007 compared with $8.6 million for the same period one year ago. The effective tax rate was 37.0% for the third quarter of fiscal 2007 and 38.1% for the same period one year ago. The third quarter of fiscal 2007 tax rate included $0.2 million of discrete tax adjustments related to the resolution of certain federal and state income tax matters.

Comparison of Nine Months Ended September 29, 2007 with Nine Months Ended September 30, 2006

Net sales

Net sales for the first nine months of fiscal 2007 increased to $608.6 million compared with $608.0 million for the same period one year ago. The increase was due to sales from 46 net new company-owned retail stores opened in the past 12 months and sales growth in our e-commerce and wholesale distribution channels, partially offset by a 10% comparable-store sales decline in our company-owned retail stores and a decrease in direct channel sales. Sales of mattress units and the total company average selling price were both consistent with the prior year. The average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels was essentially flat at $1,706, while sales of other products and services in our company-controlled channels increased by 2%.

The $0.5 million net sales increase compared with the prior year was comprised of the following: (i) a $8.5 million increase in e-commerce sales and (ii) a $6.8 million increase in wholesale sales, partially offset by, (iii) a $9.7 million decrease in direct marketing sales and (iv) a $5.1 million decrease in sales from our retail stores, comprised of a $47.6 million decrease from comparable-stores and a $42.5 million increase from new stores, net of stores closed.

Gross profit

The gross profit rate increased to 61.6% of net sales for the first nine months of fiscal 2007 compared with 60.8% for the same period one year ago. The gross profit rate benefited from improvements in sourcing, manufacturing productivity and our ongoing implementation of a hub-and-spoke logistics network which reduced our cost of sales. The gross profit rate also benefited from the absence of a warranty accrual correction (to include freight costs) which occurred in the first nine months of the prior fiscal year and ongoing reductions in warranty costs per unit. A shift in our promotional strategy to a greater use of financing offers (which increased sales and marketing expenses) also contributed to the gross profit rate increase.

These items were partially offset by increased costs to comply with the new open flame fire retardancy standards which became effective for all products manufactured after July 1, 2007 and increased production costs associated with our new line of beds. In addition, the gross profit rate was negatively impacted by an increase in the percentage of net sales from lower gross margin distribution channels which reduced the gross profit rate by approximately 0.3 ppt and a sales mix shift to lower margin products which reduced the gross profit rate by approximately 0.4 ppt.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 29, 2007 increased to $280.6 million, or 46.1% of net sales, compared with $258.1 million, or 42.5% of net sales, for the same period one year ago. The $22.5 million expense increase was primarily due to operating costs associated with 46 net new stores opened in the past 12 months, an increased use of promotional financing offers and increased media spending. The 3.6 ppt sales and marketing expense rate increase was primarily due to the deleveraging impact of a 10% comparable-store sales decline and the $22.5 million expense increase compared with the same period one year ago. Total media spending increased 3% compared with the same period one year ago and was 0.4 ppt higher on a rate basis.

General and administrative expenses

General and administrative expenses decreased $1.3 million to $49.1 million for the nine months ended September 29, 2007, compared with $50.4 million for the same period one year ago and decreased 0.2 ppt on a rate basis. G&A expenses were favorably impacted by a $5.4 million reduction in incentive-based compensation costs compared to the same period one year ago, partially offset by increased compensation and benefit costs as additional headcount were added to support business growth initiatives.

Research and development expenses

Research and development expenses increased to $4.2 million for the first nine months of fiscal 2007 compared with $2.9 million for the same period one year ago, and increased as a percentage of net sales to 0.7% from 0.5%. The dollar and percentage of net sales increases in R&D expenses were the result of continued investment in new product innovation.

Asset impairment charges

Asset impairment charges decreased to $0.2 million for the nine months ended September 29, 2007, compared with $1.8 million for the same period one year ago. The fiscal 2007 asset impairment charges related to assets at two underperforming stores. The fiscal 2006 asset impairment charges included $1.2 million for abandoned software and $0.5 million related to assets at underperforming stores.

Interest income, net

Net interest income decreased to $0.2 million for the nine months ended September 29, 2007 compared with $2.2 million for the same period one year ago. The $2.1 million decrease in net interest income was driven by lower average cash and investment balances compared with the same period one year ago, increased interest expense from borrowings under our revolving line of credit to fund fiscal 2007 common stock repurchases and $0.3 million of net realized losses on the sales of marketable debt securities.

Income tax expense

Income tax expense decreased to $15.4 million for the nine months ended September 29, 2007 compared with $22.5 million for the same period one year ago. The effective tax rate was 37.7% and 38.2% in 2007 and 2006, respectively. The lower effective tax rate for the first nine months of fiscal 2007 was primarily due to $0.2 million of discrete tax adjustments recognized in the third quarter of fiscal 2007 related to the resolution of certain federal and state income tax matters.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable debt securities as of September 29, 2007 and December 30, 2006 ($ in millions):

	September 29, 2007	December 30, 2006
Cash and cash equivalents	$8.5	$8.8
Marketable debt securities – current	—	37.7
Marketable debt securities – non-current	—	43.6
Total cash, cash equivalents and marketable debt securities	$8.5	$90.2

As of September 29, 2007, we had cash, cash equivalents and marketable debt securities of $8.5 million compared to $90.2 million as of December 30, 2006. The $81.7 million decrease in cash, cash equivalents and marketable debt securities was primarily due to $134.5 million of common stock repurchases (based on settlement dates) and $30.4 million of capital expenditures, partially offset by $56.2 million of cash provided by operating activities and a $21.6 million net increase in short-term borrowings.

The following table summarizes our cash flows for the nine months ended September 29, 2007 and September 30, 2006 ($ in millions):

	Nine Months Ended
	September 29, 2007	December 30, 2006
Total cash provided by (used in):
Operating activities	$56.2	$57.4
Investing activities	50.7	(28.4)
Financing activities	(107.2)	(46.5)
Decrease in cash and cash equivalents	$(0.3)	$(17.5)

Cash provided by operating activities for the nine months ended September 29, 2007 and September 30, 2006 was $56.2 million and $57.4 million, respectively. The $1.2 million year-over-year decrease in cash from operations was comprised of an $11.0 million decline in net income, partially offset by a $9.6 million increase in adjustments to reconcile net income to cash provided by operating activities and a $0.2 million increase in cash from changes in operating assets and liabilities. The year-over-year increase in adjustments to reconcile net income to cash provided by operating activities was the result of higher depreciation and amortization compared with the same period one year ago, and the reduced impact of deferred income taxes and excess tax benefits from stock-based compensation. The increase in cash from changes in operating assets and liabilities was due to a lower increase in accounts receivable (prior year had a greater impact from increased wholesale sales) and an increase in customer prepayments (timing of cash received on customer orders in advance of fulfillment), partially offset by a greater increase in inventories (seasonal increase in accessory products), a lower increase in warranty liabilities (reduced warranty costs per unit compared with the prior year) and a greater reduction in accrued compensation and benefits (lower incentive-based compensation expense in the current year).

Net cash provided by investing activities was $50.7 million for the nine months ended September 29, 2007 compared with net cash used in investing activities of $28.4 million for the same period one year ago. The $79.1 million increase in net cash provided by investing activities was principally due to $81.1 million of proceeds from the sales and maturity of marketable debt securities in the first nine months of fiscal 2007, compared to $20.9 million for the same period one year ago. During the first nine months of fiscal 2007, we invested $30.4 million in property and equipment, compared to $21.0 million for the same period one year ago. In both periods, our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. The year-over-year increase in capital expenditures was primarily due to additional costs related to our implementation of a new technology platform (SAP). For the first nine months of 2007 we opened 37 new retail stores, while in the first nine months of 2006 we opened 33 new retail stores.

Net cash used in financing activities increased to $107.2 million for the nine months ended September 29, 2007, compared to $46.5 million for the same period one year ago. The $60.7 million increase in cash used in financing activities resulted from a $84.9 million year-over-year increase in common stock repurchases, a $5.1 million reduction in tax benefits from stock-based compensation, and a $2.9 million reduction in proceeds from the issuance of common stock related to stock options and employee purchases, partially offset by a net increase in short-term borrowings during the current-year to fund stock repurchases compared to a net reduction in short-term borrowings for the same period one year ago.

On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250 million of its common stock, providing a total of $290 million of repurchase authority. For the first nine months of fiscal 2007 we repurchased 7.6 million shares of common stock at a total cost of $134.5 million (based on settlement dates). In the third quarter, we curtailed our share repurchases following the tightening of credit markets and the continued deterioration in the general economic environment. We decided that the most prudent course of action at this time is to minimize debt on our balance sheet. We will continue to reassess our repurchase strategy and expect to reinitiate our repurchase activity as circumstances improve. As of October 26, 2007, the remaining authorization under our stock repurchase program was $207 million. We may terminate or limit the stock repurchase program at any time.

Cash generated from operations and existing credit facilities should be a sufficient source of liquidity for the short- and long-term and should provide adequate funding for capital expenditures. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations and organic growth. In 2006, we obtained a $100 million bank revolving line of credit for general corporate purposes including the funding of any short-term cash needs or investment opportunities. This line of credit is a five-year senior unsecured revolving facility expiring June 2011. Borrowings under the credit facility bear interest at a floating rate and may be maintained as base rate loans (tied to the greater of the prime rate or the federal funds rate plus 0.5%) or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 0.8% depending on our leverage ratio, as defined in our credit agreement. We are subject to certain financial covenants under the agreement, principally consisting of interest coverage and leverage ratios. We have remained and expect to remain in full compliance with the financial covenants. As of September 29, 2007, we had $21.9 million in borrowings outstanding under the revolving line of credit.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of September 29, 2007, we are not involved in any unconsolidated special purpose entity transactions.

There has been no material change in our contractual obligations since the end of fiscal 2006 other than the $21.9 million of borrowings outstanding against our credit facility as of September 29, 2007 as described in Note 4, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements. See our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for additional information regarding our contractual obligations.

Significant Accounting Policies

We describe our significant accounting policies in Note 1, Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. There were no significant changes in our accounting policies since the end of fiscal 2006 other than the change in our marketable debt securities classification as described in Note 2 of the Notes to our Condensed Consolidated Financial Statements, herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 29, 2007, our short-term debt was comprised primarily of borrowings under our revolving line of credit. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

Borrowings under our revolving credit facility are currently not subject to material interest rate risk. The credit facility’s interest rate may be reset due to fluctuations in a market-based index, such as the prime rate, federal funds rate or LIBOR. A hypothetical 100 basis point change in the interest rate of outstanding borrowings under our credit facility as of September 29, 2007 would change our annual consolidated pre-tax income by $0.2 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 29, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 29, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change in internal control over financial reporting during the fiscal quarter ended September 29, 2007, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

Fiscal Period	Total Number of Shares including Non-Qualified	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Availability
July 2007	1,494	$16.75	1,494
August 2007	765	$16.45	765
September 2007	—	—	—
Total	2,259	$16.65	2,259	$206,762

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

SELECT COMFORT CORPORATION
(Registrant)

Dated: November 7, 2007	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ James C. Raabe
James C. Raabe
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith