Form 10-K
period 2007-12-29
SELECT COMFORT CORP
filed 2008-02-26
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File No. 0-25121

_________________________

SELECT COMFORT CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1597886
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9800 59th Avenue North
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

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2007, was $732,000,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).

As of January 26, 2008, there were 44,622,344 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following table provides references to the location of information, required by Form 10-K, that is included in (a) the Registrant’s Annual Report to Shareholders for the year ended December 29, 2007 (the “Annual Report to Shareholders”) or (b) the Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be held on May 14, 2008 (the “Proxy Statement”), a definitive copy of which will be filed within 120 days of Registrant’s 2007 fiscal year-end. All such information set forth under the heading “Reference”  below is included herein or incorporated herein by reference.

	ITEM IN FORM 10-K	REFERENCE

PART I

Item 1.	Business	Business, pages 2 – 11 of this document

Item 1A.	Risk Factors	Risk Factors, pages 12 – 21 of this document

Item 1B.	Unresolved Staff Comments	Unresolved Staff Comments, page 21 of this document

Item 2.	Properties	Properties, page 22 of this document

Item 3.	Legal Proceedings	Legal Proceedings, page 23 of this document

Item 4.	Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders, page 23 of this document

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Common Stock, Comparative Stock Performance and Equity Compensation Plan Information, pages 24-26 of this document

Item 6.	Selected Financial Data	Selected Consolidated Financial Data, page 27 of this document

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 28-39 of this document

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	Quantitative and Qualitative Disclosure about Market Risk, page 39 of this document

Item 8.	Financial Statements and Supplementary Data	Pages 40-61 of this document

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, page 62 of this document

Item 9A.	Controls and Procedures	Controls and Procedures; Management’s Report on Internal Control over Financial Reporting set forth on page 62 of this document

Item 9B.	Other Information	Other Information, page 62 of this document

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Election of Directors, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement; Executive Officers of the Registrant, page 10 of this document; Directors, Executive Officers and Corporate Governance, page 63 of this document

Item 11.	Executive Compensation	Executive Compensation in the Proxy Statement

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Stock Ownership of Management and Certain Beneficial Owners in the Proxy Statement

Item 13.	Certain Relationships and Related Transactions, and Director Independence	Corporate Governance in the Proxy Statement

Item 14.	Principal Accounting Fees and Services	Approval of Selection of Independent Registered Public Accounting Firm in the Proxy Statement

PART IV

Item 15.	Exhibits, Financial Statement Schedules	Exhibits and Financial Statement Schedules, pages 64-65 of this document

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

Select Comfort®, Sleep Number®, Comfort Club®, Sleep Better on Air®, The Sleep Number Bed by Select Comfort (logo)®, Select Comfort (logo with double arrow design)®, Firmness Control System™, Precision Comfort®, Corner Lock™, Intralux®, The Sleep Number Store by Select Comfort (logo)®, You can only find your Sleep Number® setting on a Sleep Number Bed by Select Comfort™, Select Comfort Creator of the Sleep Number Bed®, What’s Your Sleep Number® setting?, Grand King®, Sleep Number SofaBed™, Personalized Warmth Collection®, GridZone®, and our stylized logos are trademarks and/or service marks of Select Comfort. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. Our fiscal year is based on a 52- or 53-week year. All years presented in this Form 10-K are 52 weeks, except for the 2003 fiscal year ended January 3, 2004, which is a 53-week year. Our fiscal year ended January 3, 2009 will have 53 weeks.

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

ITEM 1. BUSINESS

Our Business

Overview

Select Comfort Corporation was founded as a Minnesota-based corporation in 1987 by an entrepreneur who developed and manufactured adjustable firmness mattresses after considering other alternatives such as innerspring and water mattresses. Select Comfort has evolved from a specialty, niche direct marketer, to a nationwide multi-channel business with fiscal 2007 net sales of $799 million.

Our principal business is to develop, manufacture, market and distribute premium quality, adjustable-firmness beds and other sleep-related accessory products. The air-chamber technology of our proprietary Sleep Number bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products. In addition, we market and sell accessories and other sleep related products which focus on providing personalized comfort to complement the Sleep Number bed and provide a better night’s sleep to the consumer. We have a mission-driven culture focused on serving the needs of our customers. Our mission is to improve people’s lives through better sleep. Our goal is to educate our consumers on the importance of a better night’s sleep and the unique benefits of our products.

In 1998, Select Comfort became a publicly-traded company and is listed on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” When used herein, the terms “Select Comfort,” “Company,” “we,” “us” and “our” refer to Select Comfort Corporation, including consolidated subsidiaries.

Competitive Strengths

Differentiated, Superior Product

The unique benefits of our proprietary Sleep Number bed have been validated through clinical sleep research. Clinical sleep research has shown that people who sleep on a Sleep Number bed generally fall asleep faster and experience deeper sleep with fewer disturbances than those sleeping on a traditional innerspring mattress. The proprietary air-chamber technology of our Sleep Number bed allows adjustable firmness of the mattress at the touch of a button. Our dual chamber technology (two independent air chambers) allows consumers to adjust the firmness on both sides of the bed to meet each person’s individual preference. Our clinical research has shown that our bed’s sleep surface generally provides better sleep quality and greater relief of back pain in comparison with traditional innerspring mattress products.

Distinctive Brand

In 2001, we created the Sleep Number brand. This branding strategy allows our marketing communications to focus on our bed’s distinguishing and proprietary features – adjustable firmness and support for personalized comfort. This is represented by the digital Sleep Number display on the bed’s hand-held remote control, with a brand message hierarchy as follows:

•	A Sleep Number® setting represents an ideal level of mattress comfort, firmness and support; and

•	You can only find your Sleep Number® setting on a Sleep Number Bed by Select Comfort™.

Controlled Selling Environment

Over 90% of our sales are generated through our company-controlled distribution channels – Retail, Direct Marketing and E-Commerce. Our nationwide chain of retail stores provides a unique mattress shopping experience and offers a relaxed environment designed to provide education on the importance of sleep and the products that best fit consumers’ needs. Controlling the selling process enables us to ensure that the unique benefits of our products are effectively communicated to consumers. Our multiple touch-points of service, including sales, delivery and post-sale service, provide several opportunities to communicate with our customers, reinforcing the sale and enabling us to understand and respond quickly to consumer trends and preferences.

Integrated Business Process

We are a vertically-integrated business from production through sales and delivery of our products, which allows us to control quality, cost, price and presentation. The modular design of our Sleep Number bed allows a just-in-time, build-to-order production process which requires minimal inventory in our stores and manufacturing plants, resulting in reduced working capital levels. This just-in-time production process also allows our stores to serve primarily as showrooms, without requiring significant product storage capacity.

Growth Strategy

For 2006, we ranked as the 5th largest mattress manufacturer according to the June 18, 2007 edition of Furniture/Today, with a 6% market share of industry revenue and 2% market share of industry units. We ranked as the leading U.S. bedding retailer, according to the Top-25 Bedding Retailers report in the August 13, 2007 edition of Furniture/Today. Our vision is to be a leading brand in the bedding industry.

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

We also sell to commercial partners which increases awareness of our brand through media exposure, trial sales and word-of-mouth. These commercial partners include the QVC television shopping channel, the luxury motor home market and Radisson Hotels and Resorts® in the U.S., Canada and the Caribbean.

Expanding Distribution

Over the long-term, we expect to operate over 600 company-owned stores in the U.S. with annual square footage growth increasing by 5% to 7% per year. We supplement our company-controlled distribution channels with sales through a limited number of leading home furnishings and specialty bedding retailers.

In 2005, we expanded our distribution network outside the U.S. with a retail partner relationship in Canada. In 2007, the Canadian retail partner relationship grew to 127 doors. During 2007, we formed a strategic alliance with two Australian-based companies to manufacture and distribute Sleep Number beds and accessories in Australia and New Zealand.

Accelerating Innovation

Our goal is to continue to lead the industry in innovative sleep products. We have historically introduced new features and benefits to our Sleep Number beds every two to three years, through a pipeline of research and development (“R&D”) activities. During 2007, we upgraded our entire line of bed models. We believe the new line represents the highest-quality, most technologically advanced beds we have ever produced. Our top-end 7000 and 9000 models were re-launched in June 2007. The new versions of our 3000, 4000 and 5000 models were introduced to all of our stores in July 2007. All of our new models emphasize enhanced comfort-layer materials, and several feature advancements in temperature balancing technology. Our 2008 innovation plans include the launch of two new mattress models which will fill in key price points in our product line-up and provide easier step-up opportunities for our sales professionals.

Leveraging our Infrastructure

Our vertically-integrated business model provides multiple sources for efficiency and leverage. Sustaining such performance over a multi-year period is based on expected scale efficiencies (fixed cost utilization) and cost containment initiatives. We also have an ongoing focus on productivity gains through a variety of programs, including the implementation of a new enterprise resource planning system in the second half of 2008, optimization of our new hub and spoke network, value engineering, marketing and sales initiatives, and a Six Sigma initiative to improve product and service quality.

Our Products

Mattress Sets

At the end of 2007, we offered five different Sleep Number bed models through our U.S. company-owned channels, including the Sleep Number 3000, 4000, 5000, 7000 and 9000. Each bed model comes in standard mattress sizes, ranging from twin to king, as well as some specialty mattress sizes. Our bed models vary in features, functionality and price. As you move up the product line, the Sleep Number bed models offer enhanced features and benefits, including higher-quality fabrics, additional cushion and padding, higher overall mattress profiles, quieter Firmness Control Systems with additional functions, temperature balancing fabrics, and wireless remote controls as a standard feature.

The contouring support of our Sleep Number beds are optimized when used with our specially designed, proprietary foundation. This durable foundation, used in place of a box spring, is a modular design that can be disassembled and easily moved through staircases, hallways and other tight spaces.

Our U.S. mattress price points range from approximately $1,000 for the entry-level Sleep Number 3000 queen-size set (mattress and foundation) to $4,000 for the luxurious Sleep Number 9000 queen-size set. Our most popular model is the 5000 queen-size set which sells for approximately $2,000. These prices are subject to promotional offerings.

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

Each of our Sleep Number beds (not including our Precision Comfort adjustable foundation) comes with a 30 night in-home trial and better night’s sleep guarantee, which allows customers 30 nights at home to make sure they are completely satisfied with the bed. The customer is responsible for the return shipping costs. Independent durability testing has shown our Sleep Number beds can withstand more than 20 years of simulated use, and each of our Sleep Number beds is backed by our 20-year limited warranty.

Accessories

In addition to our mattresses and foundations, we offer a line of accessory bedding products, including specialty pillows, mattress pads, comforters, sheets, bed foundations and leg options. The specialty pillows, available in a variety of sizes, materials and firmness levels, are designed to provide personalized comfort and better quality sleep for stomach, back or side sleepers. We also market our Personal Warmth Collection™, a group of comforters and blankets designed to be warmer on one half of the bed than the other, accommodating varying warmth preferences among couples.

Other Products and Services

In 2003, we completed the roll-out of our Precision Comfort adjustable foundation to all of our company-owned retail stores. The adjustable foundation enables consumers to raise the head or foot of the bed, and to experience the comfort of massage, using a handheld remote control.

In 2004, we introduced the Sleep Number SofaBed line into a select number of our stores in selected U.S. markets. The Sleep Number SofaBed features a queen-size Sleep Number mattress inside a sofa surround, which is available in a variety of fabrics or leather options.

Sales Distribution

Unlike traditional bedding manufacturers, which primarily sell through third-party retailers, over 90% of our net sales are through one of three company-controlled distribution channels – Retail, Direct Marketing and E-Commerce. These channels enable us to control the selling process to ensure that the unique benefits of our products are effectively presented to consumers. Our direct-to-consumer business model enables us to understand and respond quickly to consumer trends and preferences.

Our retail stores accounted for 75% of our net sales in 2007. Average net sales per company-owned store were $1,318,000 in 2007 versus $626,000 in 2001, with average sales per square foot of $1,024 in 2007 versus $666 in 2001. New stores are expected to average in excess of $1,000,000 in net sales in the first year of operations. In 2007, 73% of our stores generated net sales of over $1,000,000.

Our direct marketing call center and E-Commerce Web site provide national sales coverage, including markets not yet served by one of our retail stores, and accounted for 15% of our net sales in 2007. In addition, these channels provide a cost-effective way to market our products, are a source of information on our products and refer customers to our stores if there is one near the customer.

Beginning in 2002, we supplemented our sales through semi-exclusive relationships with selected home furnishing retailers and specialty bedding retailers. At the end of 2007, our retail program included 10 retail partners in the U.S. and Canada with a total of 891 doors, up from 353 doors at the end of 2005. Each retail partner serves a unique geographic market, which enables us to increase sales and leverage our media spending to accelerate brand awareness.

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

Since 2001, the Sleep Number brand positioning has been integrated into our marketing messages across all of our distribution channels, advertising vehicles and media types. We look to our direct response advertising on national cable TV as an economical means to generate leads for our stores. Through our dedicated call center, we are able to provide the inquiring consumer more information or send a video and brochure. Our total media spending was approximately $110 million in 2007, $105 million in 2006, and $89 million in 2005.

Owners of Sleep Number beds purchased through company-controlled channels are members of our Comfort Club, our customer loyalty program designed primarily to increase referrals and repeat purchases. Each time a referred customer purchases a bed, the referring Comfort Club member receives a $50 coupon for purchase of our products, with increasing benefits for multiple referrals. In 2007, approximately 36,000 new customers bought beds after receiving referrals from our Comfort Club members, and existing owners bought approximately 32,000 additional beds.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by GE Money Bank. Approximately 44% of our net sales during 2007 were financed by GE Money Bank. In 2005, we entered into an amended and restated agreement with GE Money Bank that extends this consumer credit arrangement through February 15, 2011, subject to earlier termination upon certain events and subject to automatic extensions. Under the terms of our agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, GE Money Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Consumers that do not qualify for credit under our agreement with GE Money Bank may apply for credit under a secondary program maintained by the company through another provider.

Operations

Manufacturing and Distribution

We have two manufacturing plants, one located in Irmo, South Carolina, and the other in Salt Lake City, Utah, which distribute products in the U.S. and Canada. The manufacturing operations in South Carolina and Utah consist of quilting and sewing of the fabric covers for our beds and final assembly and packaging of mattresses and foundations. In addition, our electrical Firmness Control Systems are assembled in our Utah plant.

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

We obtain all of the raw materials and components used to produce our beds from outside sources. A number of components, including our proprietary air chambers, our proprietary blow-molded foundations, and various components for our Firmness Control Systems, as well as fabrics and zippers, are sourced from suppliers who currently serve as our sole source of supply for these components. Beginning in 2005, we initiated work on dual and alternate sourcing, successfully introducing a second source for printed circuit boards and certain foam and fiber components. We will continue working toward dual sourcing on targeted components. However, we believe we can obtain these raw materials and components from other sources of supply in the ordinary course of business, if necessary.

Our proprietary air chambers are produced to our specifications by a sole source Eastern European supplier, which has been our sole source of supply of air chambers since 1994. Our agreement with this supplier runs through September 2011 and is thereafter subject to automatic annual renewal unless either party gives 365 days’ notice of its intention not to renew the agreement. We expect to continue this supplier relationship for the foreseeable future.

Our proprietary blow-molded foundations are produced to our specifications by a single domestic supplier under an agreement that expires in December 2010. We expect to continue this supplier relationship for the foreseeable future.

All of the suppliers that produce unique or proprietary products for us have in place either contingency or disaster recovery plans or redundant production capabilities in other locations in order to safeguard against any unforeseen disasters. We review these plans and sites on a regular basis to ensure the supplier’s ability to maintain uninterrupted supply of materials and components.

Home Delivery Service

Select Comfort’s home delivery, assembly and mattress removal service has contributed to improving the overall customer experience. Our home delivery technicians are Sleep Number bed owners who can articulate the benefits of the bed, reinforcing the sales process and ensuring satisfied customers. Approximately 60% of beds sold through our company-owned retail stores in 2007 were delivered by our full-service home delivery team.

In 2003, we expanded the availability of our company-controlled delivery, assembly and removal services to all of our retail markets. In 2007, we continued improving our home delivery efficiency and service by consolidating over 100 individually managed cross-dock distribution locations into a new Hub and Spoke network organized around 13 regional hubs. Twelve of 13 hubs were operational as of December 2007.

Customer Service

We maintain an in-house customer service department staffed by customer service representatives who receive extensive training in sleep technology and all aspects of our products and operations. Our customer service representatives field customer calls and also interact with each of our retail stores to address customer questions and concerns. Our customer service team is part of our total quality process, facilitating early identification of emerging trends or issues. They coordinate with engineering and manufacturing to segment these issues, implement immediate solutions and provide inputs for long-term improvements to product and service design.

Research and Development

Our research and development team continuously seeks to improve product performance and benefits based on sleep science. Through customer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products. Since the introduction of our first bed, we have continued to improve and expand our product line, including new bed models, a quieter Firmness Control System, remote controls with digital settings, more luxurious fabrics and covers, new generations of foams and foundation systems. Our research and development expenses were $5.7 million in 2007, $4.7 million in 2006, and $2.2 million in 2005.

Information Systems

We use information technology systems to operate, analyze and manage our business, to reduce operating costs and to enhance our customers’ experience. Our major systems include an in-store point of sale system, a retail portal system, in-bound and out-bound telecommunications systems for direct marketing and customer service, E-Commerce systems, retail partner support systems, a data warehouse system and an enterprise resource planning system. These systems are comprised of both packaged applications licensed from various software vendors and internally developed programs. Our production data center and E-Commerce Web site have recently been relocated to our new state-of-the-art corporate headquarters with redundant environmental systems. We maintain a disaster recovery plan that is tested annually.

During the second half of fiscal 2008, we plan on implementing an integrated suite of SAP®-based applications, including enterprise resources planning, retail store, customer relationship management, human capital management, strategic enterprise management, business intelligence and enterprise portal systems to replace most of our current systems. We believe this SAP® -based IT architecture, along with best-practices-based processes and greater utilization of off-the-shelf, highly integrated packaged solutions with minimal customization and enhancement, will provide greater flexibility and functionality for our growing and evolving business model and be less expensive to maintain over the long-term.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, border wall and corner piece systems, foundation systems, and features related to sofa sleepers with air mattresses, as well as other technology. We have 24 issued U.S. patents, expiring at various dates between March 2009 and June 2022, and five U.S. patent applications pending. We also hold 31 foreign patents and 9 foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products. To our knowledge, no third party has asserted a claim against us alleging that any element of our product infringes or otherwise violates any intellectual property rights of any third party.

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

Industry and Competition

The U.S. bedding manufacturing industry is a mature and stable industry. According to the 2006 Annual Report by the International Sleep Products Association (ISPA), industry wholesale shipments of mattresses and foundations were estimated to be $6.8 billion in 2006, a 5% increase compared to $6.5 billion in 2005. We estimate that traditional innerspring mattresses represent approximately 77% of total U.S. bedding sales. Furniture/Today, a furniture industry trade publication, has ranked Select Comfort as the largest U.S. bedding retailer for seven consecutive years, most recently in its August 13, 2007 issue.

According to the 2006 Annual Report by ISPA, since 1984 the industry has consistently demonstrated growth on a dollar basis, with a 0.3% decline in 2001 being the only exception. Over the 5-year, 10-year and 20-year periods ended 2006, the value of U.S. wholesale bedding shipments increased at compound annual growth rates of 8.1%, 7.3% and 6.5%, respectively. We believe that industry unit growth has been primarily driven by population growth, and an increase in the number of homes

(including secondary residences) and the increased size of homes. We believe growth in average wholesale prices resulted from a shift to both larger and higher quality beds, which are typically more expensive.

The bedding industry is highly fragmented and very competitive. Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among the three largest manufacturers of innerspring bedding with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, and Simmons. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the bedding market. Simmons and Sealy, as well as a number of smaller manufacturers, have offered air-bed products in recent years. Tempur-Pedic International, Inc., and a number of other mattress manufacturers, offer foam mattress products.

Governmental Regulation and Environmental Matters

Our operations are subject to federal and state consumer protection and other regulations relating to the bedding industry. These regulations vary among the jurisdictions in which we do business, but generally impose requirements as to the proper labeling of bedding merchandise.

A portion of our net sales consists of refurbished products that are assembled in part from components returned to us from customers. These refurbished products must be properly labeled and marketed as refurbished products under applicable laws. Our sales of refurbished products are limited to approximately 24 states, as other states do not allow the sale of refurbished bedding products.

The bedding industry is subject to federal fire retardancy standards developed by the U.S. Consumer Product Safety Commission, which became effective nationwide in July 2007. Compliance with these requirements has increased the cost and complexity of manufacturing our products, potentially reducing our manufacturing capacity. These regulations also result in higher product development costs as new products must undergo rigorous flammability testing.

Our direct marketing and E-Commerce operations are or may become subject to various adopted or proposed federal and state “do not call” and “do not mail” list requirements, limiting our ability to market our products directly to consumers over the telephone, by e-mail or by regular mail.

We are subject to emerging federal, state and foreign data privacy regulations related to the safeguarding of sensitive customer and employee data, which may limit our ability to maintain or use consumer or customer information in our business.

We are subject to federal, state and foreign labor laws, including but not limited to laws relating to occupational health and safety, employee privacy, wages and hours, overtime pay, harassment and discrimination, equal opportunity, and employee leaves and benefits.

We are subject to federal and state laws and regulations relating to pollution and environmental protection. We will also be subject to similar laws in foreign jurisdictions as we further expand distribution of our products internationally.

Our retail pricing policies and practices are subject to antitrust regulations in the U.S., Canada, Australia, New Zealand and other jurisdictions where we may sell our products in the future.

We believe we are in compliance in all material respects with each of these governmental regulations.

We are not aware of any national or local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net income or competitive position, or will result in material capital expenditures. During fiscal 2007, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Customers

No single customer accounts for 10% or more of our net sales, and the loss of any one customer would not have a material impact on our business.

Seasonality

Our business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales in the second quarter and increased sales during selected holiday or promotional periods.

Working Capital

Our investment to open a new store is approximately $250,000, including inventory. We target new stores to be cash flow positive within 12 months with a payback of the initial cash investment in less than 24 months. Our stores break even on a four-wall cash flow basis with approximately $600,000 of annual net sales. Our four-wall cash flow is calculated as gross profit generated from store sales less store expenses, without deduction of depreciation expenses or indirect marketing expenses.

The component nature of our products allows our stores to serve as product showrooms for our Sleep Number beds. This aspect of our business model allows us to maintain low inventory levels which enables us to operate with minimal working capital. We have historically generated sufficient cash flows to self-fund our growth through an accelerated cash-conversion cycle. In addition, our $100 million bank revolving line of credit is available for additional working capital needs or investment opportunities. However, we may elect to seek additional sources of capital to fund growth initiatives, or if a prolonged or more severe economic downturn impacts our ability to meet our financial covenants.

Employees

At December 29, 2007, we employed 3,247 persons, including 1,691 retail sales and support employees, 214 direct marketing and customer service employees, 1,007 manufacturing and logistics employees, and 335 management and administrative employees. Approximately 190 of our employees were employed on a part-time basis at December 29, 2007. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers of the Registrant

William R. McLaughlin, 51, joined our company in March 2000 as President and Chief Executive Officer. Mr. McLaughlin also served as Chairman of our Board of Directors from May 2004 to February 2008. From December 1988 to March 2000, Mr. McLaughlin served as an executive of PepsiCo Foods International, Inc., a snack food company and subsidiary of PepsiCo, Inc., in various capacities, including from September 1996 to March 2000 as President of Frito-Lay Europe, Middle East and Africa, and from June 1993 to June 1996 as President of Grupo Gamesa, S.A. de C.V., a cookie and flour company based in Mexico.

Catherine B. Hall, 46, joined Select Comfort as Senior Vice President and Chief Marketing Officer in November 2007. From 2005 to 2007, she served as Vice President, Marketing Programs and Advertising for Midas International, a provider of automotive services. From 2004 to 2005, Ms. Hall served as Midas International’s Director, Marketing Programs and Advertising. From 2001 to 2004, Ms. Hall served as Senior Vice President and Group Account Director for BBDO Chicago, an advertising agency. From 2000 to 2001, Ms. Hall was a Group Account Director at Agency.com, an internet strategy and web development firm. From 1987 to 2000, Ms. Hall held successive positions with Leo Burnett Company, a marketing communications company, most recently as Vice President, Account Director.

Shelly R. Ibach, 48, joined Select Comfort as Senior Vice President, U.S. Sales - Company Owned Channels in April 2007. From 1982 to 2007, she held various leadership positions within Macy’s North, formerly Marshall Field’s Department Stores - Target Corporation. From 2004 to 2007, Ms. Ibach served as Senior Vice President and General Merchandise Manager for the Home division, within Macy’s North. Other key positions included Vice President - Divisional Merchandise Manager, Director of Planning and Regional Director of Stores.

Mark A. Kimball, 49, has served as Senior Vice President, Legal, General Counsel and Secretary since August 2003. From July 2000 to August 2003, Mr. Kimball served as Senior Vice President, Human Resources and Legal, General Counsel and Secretary. From May 1999 to July 2000, Mr. Kimball served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining us, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

Ernest Park, 55, joined our company as Senior Vice President and Chief Information Officer in May 2006. From November 2000 through March 2006, he served as Senior Vice President and Chief Information Officer at Maytag Corporation. Mr. Park previously managed the global information technology function as Vice President and Chief Information Officer of a shared services organization at AlliedSignal, and later with Honeywell International, following AlliedSignal’s acquisition of Honeywell in 1999. He also served in various leadership capacities at Avnet Inc. from March 1980 through November 1996, culminating in his role as Corporate Vice President, Information Services Division. Mr. Park announced his plans to leave the company effective as of February 29, 2008.

Scott F. Peterson, 48, has served as Senior Vice President, Human Resources since August 2003. From January 2002 to August 2003, Mr. Peterson served as Senior Vice President, Human Resources, for LifeTime Fitness, a proprietor of health and fitness clubs. From March 2000 through November 2001, he served as Chief People Officer for SimonDelivers.com, an internet-based grocery sales and delivery company. From 1990 through 2000, he served in a variety of capacities with The Pillsbury Company, a food manufacturer, most recently as Vice President, Human Resources, for the Bakeries and Foodservice Division.

James C. Raabe, 47, has served as Senior Vice President and Chief Financial Officer since April 1999. From September 1997 to April 1999, Mr. Raabe served as our Controller. From May 1992 to September 1997, he served as Vice President – Finance of ValueRx, Inc., a pharmacy benefit management provider. Mr. Raabe held various positions with KPMG LLP from August 1982 to May 1992.

Kathryn V. Roedel, 47, joined our company as Senior Vice President, Global Supply Chain in April 2005. From 1983 to 2005, she held leadership positions within two divisions of General Electric Company, in Sourcing, Manufacturing, Quality and Service. From 2003 to March 2005, Ms. Roedel served as the General Manager, Global Supply Chain Strategy for GE Medical Systems. Other key positions included General Manager, Global Quality and Six Sigma; Vice President – Technical Operations and Director/Vice President – Quality Programs for GE Clinical Services, a division of GE Medical Systems.

Wendy L. Schoppert, 41, joined our company as Senior Vice President and General Manager – New Channel Development & Strategy in April 2005 and effective January 2007, became our Senior Vice President – International. From 2002 to March 2005, Ms. Schoppert led various departments within U.S. Bancorp Asset Management, most recently serving as Head of Private Asset Management and Marketing. From 1996 to 2000, she held several positions with America West Holdings Corporation, including Vice President of America West Vacations and head of the airline’s Reservations division. Prior to 1996, Ms. Schoppert held various finance-related positions at both Northwest Airlines and American Airlines. In February 2008, Ms. Schoppert also assumed the responsibilities of Chief Information Officer for the company.

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

Copies of any of the above referenced information will also be made available, free of charge, upon written request to:

Select Comfort Corporation

Investor Relations Department

9800 59th Avenue North

Minneapolis, MN 55442

ITEM 1A. RISK FACTORS

Our future growth and profitability will depend on a number of factors.

After more than five consecutive years of growth in both sales and profitability through fiscal 2006, our sales and profitability declined in 2007 versus the prior year. We may not be able to regain growth in sales or growth in profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including but not limited to:

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

•

Execution of Our Retail Distribution Strategy -- our ability to execute our retail store distribution strategy, including increasing sales and profitability through our existing stores, securing suitable and cost-effective locations for additional retail stores and cost-effectively closing under-performing store locations;

•	International Growth -- our ability to cost-effectively execute plans to expand our distribution internationally;

•	Consumer Credit – the availability of consumer credit and our ability to provide cost-effective consumer credit options;

•

Sources of Supply -- our ability to secure adequate sources of supply at reasonable cost, especially considering our single sources of supply for some components and just-in-time manufacturing processes, as well as potential shortages of commodities;

•

Inflationary Pressures -- rising fuel and commodity costs, as well as fluctuating currency rates and increasing industry regulatory requirements, which may increase our cost of goods and may adversely impact our profitability or our ability to maintain sales volumes to the extent that we choose to increase prices;

•

Impact of Federal Flame Retardancy Standards -- new federal flame retardancy standards for mattress products effective since mid-2007, which have added compliance costs to our business and have added risks of non-compliance, which could disrupt our business;

•

Management Information Systems -- our current management information systems, which may not adequately meet the requirements of our evolving business, and our ability to successfully implement our planned SAP®-based enterprise-wide information technology architecture;

•

Retention of Senior Leadership and other Key Employees -- our ability to retain senior leadership and other key employees, including qualified retail store management and sales professionals, in the wake of recent business performance that has not met our expectations;

•

General Economic Conditions and Consumer Confidence -- adverse trends in general economic conditions, including in particular the housing market, retail trends and consumer confidence, and the possibility of an economic recession; and

•	Global Events -- global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

We may not be successful in executing our growth strategy or in regaining growth in sales or growth in profitability. Failure to successfully execute any material part of our strategic plan or growth strategy could harm our sales, profitability and financial condition.

Our future growth and profitability will depend in large part upon the effectiveness of our marketing messages and the efficiency of our advertising expenditures and other marketing programs in generating consumer awareness and sales of our products.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures (which were approximately $110 million in 2007, $105 million in 2006, $89 million in 2005, $79 million in 2004, and $60 million in 2003) in generating consumer awareness and sales of our products. In recent periods, including in particular 2007, our marketing messages have not been as effective as in prior periods. If our marketing messages are ineffective or our advertising expenditures and other marketing programs are inefficient in creating awareness of our products and brand name, driving consumer traffic to our points of distribution and motivating consumers to purchase our products, our sales, profitability and financial condition may be adversely impacted.

Our integrated marketing program depends in part on national radio personalities and spokespersons, including Paul Harvey, Rush Limbaugh and Lindsay Wagner and other nationally known personalities. The loss of these endorsements, or any reduction in the effectiveness of these endorsements, or our inability to obtain additional effective endorsements, could adversely affect our sales, profitability and financial condition.

Our future growth and profitability will depend in part upon the effectiveness and efficiency of our internet-based advertising programs and upon the prominence of our Web site URLs on internet search engine results.

We believe that consumers are increasingly using the internet as a part of their shopping experience, both to conduct pre-purchase research, particularly with respect to high end consumer durables, as well as to purchase products. Consumers will typically use one of a small number of internet search engines to research products. These search engines may provide both natural search results and purchased listings for particular key words. In some cases, it may be difficult or impossible to determine how these search engines work, particularly in the area of natural search, and therefore how to optimize placement on those search engines for our Web site URLs and other positive sites for consumers who may be searching for our products or for mattress products or retailers generally. Some of these search engines may permit competitors to bid on our trademarks to obtain high placement in search results when consumers use our trademarks to seek information regarding our products, which may cause confusion among consumers and adversely impact our sales. Some of our competitors may use our trademarks and/or publish false or misleading information on the internet regarding our products or their own products, which may also cause confusion among consumers and adversely impact our sales. In addition, consumers or others may post negative information regarding our products or our company on internet sites or blogs, which could adversely impact our sales.

As a result, our future growth and profitability will depend in part upon the effectiveness and efficiency of our on-line advertising and search optimization programs in generating consumer awareness and sales of our products, and upon our ability to prevent competitors from misusing or infringing our trademarks or publishing false or misleading information regarding our products or their own products. If we are not successful in these efforts, our business, reputation, sales, profitability and financial condition may be adversely impacted.

In addition, if our Web site becomes unavailable for a significant period of time due to failure of our information technology systems or the Internet, our sales, profitability and financial condition could be adversely affected.

Our products represent a significant departure from traditional innerspring mattresses and the failure of our products to achieve market acceptance would harm our sales, profitability and financial condition.

We estimate that innerspring mattress sales represent approximately 77% or more of all mattress sales. Our air chamber technology represents a significant departure from traditional innerspring mattresses. Because no established market for adjustable firmness mattress products existed prior to the introduction of our products in 1988, we faced the challenge of establishing the viability of this market, as well as gaining widespread acceptance of our products. The market for adjustable firmness mattresses is now evolving and our future success will depend upon both the continued growth of this market and increased consumer acceptance of our products. The failure of our products to achieve greater consumer acceptance for any reason would harm our sales, profitability and financial condition.

If we are unable to enhance our existing products and develop and market new products that respond to customer needs and achieve market acceptance, we may not be able to regain growth in sales or growth in profitability.

One of our growth strategies is to continue to lead our industry in product innovation and sleep expertise by enhancing existing products and by developing and marketing new products that deliver personalized comfort and better sleep. We may not be successful in developing or marketing enhanced or new products that will receive acceptance in the marketplace. Further, the resulting level of sales from any of our enhanced or new products may not justify the costs associated with the development and marketing. Any failure to continue to develop and market enhanced or new products in a cost-effective manner could harm our ability to regain growth in sales or growth in profitability.

The mattress industry is highly competitive. Our business could be harmed by existing competitive pressures or from one or more new entrants into the market.

Our Sleep Number beds compete with a number of different types of mattress alternatives, including standard innerspring mattresses, foam mattresses, waterbeds, futons and other air-supported mattress products sold through a variety of channels, including home furnishings stores, specialty mattress stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. The mattress industry is characterized by a high degree of concentration among the three largest manufacturers of innerspring mattresses with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand, Serta and Simmons. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the mattress market. Tempur-Pedic International, Inc. and other companies compete in the mattress industry with foam mattress products. A number of mattress manufacturers, including Sealy and Simmons, as well as a number of smaller manufacturers, including low-cost foreign manufacturers, have offered air beds that compete with our products.

We believe that many of our competitors, including in particular the three largest innerspring mattress manufacturers and Tempur-Pedic, have greater financial, marketing and manufacturing resources and better brand name recognition than we do and sell products through broader and more established distribution channels. Our stores and other company-controlled distribution channels compete with other retailers who often provide a wider selection of mattress alternatives than we offer through our channels of distribution, which may place our channels of distribution at a competitive disadvantage. These manufacturing and retailing competitors, or new entrants into the market, may compete aggressively and gain market share with existing and new mattress products, and may pursue or expand their presence in the air bed segment of the market. Some competitors may engage in aggressive advertising strategies that may include false or misleading claims about competitive products and/or our products. Any such competition could inhibit our ability to retain or increase market share, inhibit our ability to maintain or increase prices and reduce our margins, which could harm our sales, profitability and financial condition.

Our future growth and profitability will depend in large part upon our ability to execute our retail store distribution strategy, including increasing sales and profitability through our existing company-controlled stores, which carry significant fixed costs. If we are unable to regain growth in sales through our company-controlled stores, we may be required to incur significant costs to close underperforming stores, which could harm our profitability and financial condition.

Our company-controlled retail store distribution channel is our largest distribution channel and represents our largest opportunity for growth in sales and profitability. After several years of consistent growth in comparable-store sales results through fiscal 2006, in 2007 we experienced a decline of 11% in our comparable stores sales versus 2006. Our comparable-store sales and other operating results may fluctuate or decline significantly in the future. Many factors affect our comparable-store sales and other operating results and may contribute to fluctuations or declines in these results in the future, including but not limited to:

•	The effectiveness of our marketing messages and the efficiency of our advertising expenditures;

•	Consumer acceptance of our existing products, new product offerings and brand image;

•	Consumer shopping trends, including mall traffic and internet shopping trends;

•	Our ability to successfully hire, train, motivate and retain store-level sales professionals and managers;

•	The level and effectiveness of competitive activity;

•	The availability of cost-effective consumer credit options through our third-party providers;

•

The growth of our other distribution channels, including in particular the wholesale distribution of our products through mattress retailers into markets with existing company-controlled retail stores;

•	General economic conditions, including in particular the housing market, retail trends and consumer confidence; and

•	Global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

Future fluctuations or decreases in our comparable-store sales or other operating results could harm our sales, profitability and financial condition. We may also be required to incur significant costs to close underperforming stores if we are unable to regain growth in sales through our company-controlled stores. In addition, failure to regain growth in comparable-store sales or other operating results may disappoint securities analysts or investors and result in a decline in our stock price.

We may seek to obtain additional capital, which could adversely impact our profitability and financial condition, or which could be dilutive to our shareholders.

As of December 29, 2007, we had cash, cash equivalents and marketable debt securities of $7.3 million and $37.9 million in outstanding borrowings against our $100 million line of credit. We currently expect cash generated from operations and our existing credit facility provide sufficient liquidity for our operating and capital needs. However, a severe or prolonged downturn in macroeconomic factors or in our operating results may affect our ability to maintain compliance with financial covenants under our credit facility, potentially impacting our cost of borrowings and the availability of funds under the credit facility. In such an event, we may need to seek additional capital through the issuance of debt or equity securities. Alternatively, we may elect to seek additional capital through the issuance of debt or equity securities to fund strategic growth initiatives, or in anticipation of a deeper, more prolonged downturn in our business, whether due to macroeconomic factors or otherwise. The issuance of any additional debt could adversely impact our profitability and financial condition. The issuance of additional equity securities could be dilutive to our existing shareholders.

We are highly dependent on discretionary consumer spending. Adverse trends in general economic conditions, including in particular the housing market, retail shopping patterns and consumer confidence, and the possibility of an economic recession, may adversely affect our sales, profitability and financial condition.

The success of our business models depends to a significant extent upon discretionary consumer spending, which is subject to a number of factors, including without limitation general economic conditions, consumer confidence, the housing market, employment levels, business conditions, interest rates, availability of credit, inflation and taxation. Adverse trends in any of these economic indicators may adversely affect our sales, profitability and financial condition. Also, because a high percentage of our net sales are made on credit, any adverse impact on the availability of consumer credit or any increase in interest rates may adversely affect our sales, profitability and financial condition. We are also dependent upon the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for our retail stores. Any decrease in mall traffic could adversely affect our sales, profitability and financial condition.

We have established wholesale relationships with a limited number of mattress retailers and with the QVC shopping channel. These relationships may not yield the benefits we expect and may adversely impact sales through our company-controlled distribution channels. The loss of a significant wholesale account or the loss of distribution through QVC could adversely impact our sales, profitability and financial condition.

An important element of our growth strategy has been expansion of profitable distribution through our existing company-controlled distribution channels and by increasing opportunities for consumers to become aware of, and to purchase, our products through additional points of distribution. We have only recently established wholesale relationships with a limited number of mattress retailers and with the QVC shopping channel and therefore have limited wholesale experience. Our wholesale relationships may not result in the intended benefits of leveraging our advertising spending and increasing our brand awareness, sales and overall market acceptance of our products. Our wholesale distribution may also adversely impact sales through our company-controlled distribution channels. The gross margin from wholesale sales is also less than the gross margin we generate in our company-controlled channels. The loss of a significant wholesale account or the loss of distribution through QVC could adversely impact our sales, profitability and financial condition.

Our business is subject to seasonal influences and a substantial portion of our net sales is often realized in the last month or last few weeks of a quarter, due in part to our promotional schedule and commission structure. As our marketing expenditures are largely based on our expectations of future customer inquiries and net sales, and cannot be adjusted quickly, a failure to meet these expectations may harm our profitability and financial condition.

Our business is subject to some seasonal influences, with typically lower sales in the second quarter, and increased sales during selected holiday or promotional periods. Furthermore, a substantial portion of our sales is often realized in the last month or last few weeks of a quarter, due in part to our promotional schedule and commission structure. The level of our sales and marketing expenses and new store opening costs is based, in significant part, on our expectations of future customer inquiries and net sales and cannot be adjusted quickly. If there is a shortfall in expected net sales or in the conversion rate of customer inquiries, we may be unable to adjust our spending in a timely manner and our sales, profitability and financial condition may be harmed.

Significant and unexpected return rates under our 30-night trial period and warranty claims under our 20-year limited warranty on our beds, in excess of our returns and warranty reserves, could harm our sales, profitability and financial condition.

Part of our marketing and advertising strategy focuses on providing a 30-night trial in which customers may return their beds and obtain a refund of the purchase price if they are not fully satisfied with our product. Return rates may not remain within acceptable levels. An unexpected increase in return rates could harm our sales, profitability and financial condition. We also provide our customers with a 20-year limited warranty on our beds. We may receive significant and unexpected claims under these warranty obligations that could exceed our warranty reserves. Warranty claims in excess of our warranty reserves could harm our profitability and financial condition.

We have plans to expand our distribution internationally, which presents some additional risks to our business.

To date, the vast majority of our sales have been made in the U.S. and we have sold only very minimal quantities of products in foreign jurisdictions. In late 2005 we began to distribute our products in Canada through an independent retailer. In late 2007 we entered into relationships with an Australian-based manufacturer and an Australian-based retailer to begin distribution of Sleep Number beds in Australia and New Zealand. We plan to pursue distribution of our products in some other foreign countries in the near future. Expansion of our distribution to foreign jurisdictions, and our lack of experience in international distribution, present some risks to our business, including without limitation the need to build awareness of our products and brand in new markets, the need to gain market acceptance for new products that represent a significant departure from traditional bedding products, logistical and systems complexities, different levels of protection of our intellectual property, language and cultural differences, the need to comply with additional and different regulatory requirements, foreign currency exchange risks and political instability.

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

We utilize “just-in-time” manufacturing processes with minimal levels of raw materials, work in process and finished goods inventories, which could leave us vulnerable to shortages of supply of key components. Any such shortage could result in our inability to satisfy consumer demand for our products in a timely manner and lost sales, which could harm our sales, profitability and financial condition.

We generally assemble our products after we receive orders from customers utilizing “just-in-time” manufacturing processes. Lead times for ordered components may vary significantly and depend upon a variety of factors, such as the location of the supplier, the complexity in manufacturing the component and general demand for the component. Some of our components, including our air chambers, have relatively longer lead times. We generally maintain minimal levels of raw materials, work in process and finished goods inventories, except for our air chambers, of which we generally carry approximately six weeks of inventory. As a result, an unexpected shortage of supply of key components used to manufacture our products, or an unexpected and significant increase in the demand for our products, could lead to inadequate inventory and delays in shipping our beds to customers. Any such delays could result in lost sales, which could harm our profitability and financial condition.

Damage to either of our manufacturing facilities could increase our costs of doing business or lead to delays in shipping our beds, which could result in increased returns and adversely affect future sales.

We have two manufacturing plants, which are located in Irmo, South Carolina and in Salt Lake City, Utah. Unlike other mattress manufacturers, we generally manufacture beds to fulfill orders rather than stocking finished goods inventory. Therefore, the destruction or shutting down of either of our manufacturing facilities for a significant period of time as a result of fire, explosion, act of war or terrorism, flood, hurricane, tornado, earthquake, lightning or other natural disaster could increase our costs of doing business and lead to delays in shipping our beds to customers. Such delays could result in increased returns and adversely affect future sales, which could harm our profitability and financial condition. Due to our make-to-order business model, these adverse consequences to our business may be greater for our company than with other mattress manufacturers.

We rely upon several key suppliers that are, in some instances, the only source of supply currently used by the company for particular materials or components. The failure of one or more of these suppliers or our other key suppliers to supply materials or components for our products on a timely basis, or a material change in the purchase terms for the materials or components, could harm our sales, profitability and financial condition.

We currently obtain all of the materials and components used to produce our beds from outside sources. In several cases, including our proprietary air chambers, our proprietary blow-molded foundations, the wood foundations sold to our wholesale and hospitality channels, our adjustable foundations, various components for our Firmness Control Systems, as well as fabrics and zippers, we have chosen to obtain these materials and components from suppliers who serve as the only source of supply used by the company at this time. While we believe that these materials and components, or suitable replacements, could be obtained from other sources of supply, in the event that any of the company’s current suppliers became unable to supply the relevant materials or components for any reason, and alternatives were not readily available from other sources of supply, our sales, profitability and financial condition could be harmed. If our relationship with either the supplier of our air chambers or the supplier of our blow-molded foundations is terminated, we could have difficulty in replacing these sources since there are relatively few other suppliers capable of manufacturing these components.

We purchase some of our materials and components through purchase orders and do not have long-term purchase agreements with, or other contractual assurances of continued supply, pricing or access from, our suppliers, except for the suppliers of our air chambers, blow-molded foundations, foam, circuit boards and various components used for our covers, including fiber, fabrics, thread and tick. If prices for our key materials or components increase and we are unable to achieve offsetting savings through value engineering or increased productivity or we are unable to increase prices to our customers, our profitability and financial condition may be harmed. The loss of one or more of our key suppliers, the failure of one or more of our key suppliers to supply materials or components on a timely basis, or a material change in the purchase terms for our components could harm our sales, profitability and financial condition.

Increases in commodity prices, component costs and/or delivery costs could harm our sales, profitability and financial condition.

Recently there have been significant increases or volatility in the prices of certain commodities, including but not limited to fuel, oil, natural gas, rubber, cotton, plastic resin, steel and chemical ingredients used to produce foam. Increases in prices of these commodities may result in significant cost increases for our raw materials and product components, as well as increases in the cost of delivering our products to our customers. To the extent we are unable to offset any such increased costs through value engineering and similar initiatives underway, or through price increases, our profitability and financial condition may be adversely impacted. If we choose to increase prices to offset the increased costs, our unit sales volumes could be adversely impacted.

The foreign manufacturing of our air chambers and some of our other components involves risks that could increase our costs, lead to inadequate inventory levels or delays in shipping beds to our customers, which could harm our sales, profitability and financial condition.

Since our air chambers and some of our other components are manufactured outside the United States, our operations could be harmed by the risks associated with foreign sourcing of materials, including but not limited to:

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

These factors could increase our costs of doing business with foreign suppliers, lead to inadequate inventory levels or delays in shipping beds to our customers, which could harm our sales, profitability and financial condition. If any of these or other factors were to render the conduct of any of our foreign suppliers’ businesses more difficult or impractical, we may have difficulty sourcing key components of our products, which could adversely affect our sales, profitability and financial condition.

We depend upon UPS and other carriers to deliver some of our products to customers on a timely and cost-effective basis. Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and harm our sales, profitability and financial condition.

Historically, we have relied to a significant extent on UPS for delivery of our products to customers. For a significant portion of the third quarter of 1997, UPS was unable to deliver our products within acceptable time periods due to a labor strike, causing delays in deliveries to customers and requiring us to use alternative carriers. UPS may not be able to avert labor difficulties in the future or may otherwise experience difficulties in meeting our requirements in the future. From 2000 to 2003, we demonstrated an ability to shift a portion of our product delivery business to FedEx, as necessary. In addition, we either provide directly, or contract with a third party to provide, in-home delivery, assembly and mattress removal services, and in 2003 expanded the availability of this service to all of our retail stores across the country. Despite these alternative carriers, if UPS were to experience difficulties in meeting our requirements we may not be able to deliver products to all of our customers on a timely or cost-effective basis through any one or more of these or other alternative carriers. Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and harm our sales, profitability and financial condition.

More than one-third of our net sales are financed by a third party. The termination of our agreement with this third party, any material change to the terms of our agreement with this third party or in the availability or terms of credit offered to our customers by this third party, or any delay in securing replacement credit sources, could harm our sales, profitability and financial condition.

In December 2005 we entered into an amended and restated agreement under which GE Money Bank offers our qualified customers a revolving credit arrangement to finance purchases from us. This agreement extends through February 15, 2011, subject to earlier termination upon certain events and subject to automatic extensions.

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

Approximately 44% of our net sales during 2007 were financed by GE Money Bank. Consumers that do not qualify for credit under our agreement with GE Money Bank may apply for credit under a secondary program maintained by the company through another provider.

Termination of our agreement with GE Money Bank or with our secondary provider, any material change to the terms of our agreement with either of these providers, or in the availability or terms of credit for our customers from these providers, or any delay in securing replacement credit sources, could harm our sales, profitability and financial condition.

Our current management information systems may not be adequate to support our growth strategy. We have recently undertaken plans to implement an SAP®-based enterprise-wide information technology architecture. We currently expect this project to be completed in the second half of 2008 and we expect to incur significant increases in expenses and capital expenditures to complete this project. This project may take longer and may require more resources to implement than anticipated, may cause distraction of key personnel, may cause disruptions to our business, and may not ultimately provide the benefits we anticipate. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could harm our sales, profitability and financial condition.

We depend upon our management information systems for many aspects of our business. Our current information systems architecture includes some off-the-shelf programs as well as some key software that has been developed by our own programmers, which is not easily modified or integrated with other software and systems and limits the flexibility and scalability of our information systems. Our business will be adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand our systems as we execute our growth strategy. In addition, any failure of our systems and processes to adequately protect customer information from theft or loss could adversely impact our business, reputation, sales, profitability and financial condition.

We have recently undertaken plans to implement an integrated suite of SAP®-based applications including enterprise resources planning, retail store, customer relationship management, human capital management, strategic enterprise management, business intelligence and enterprise portal systems to replace most of our current systems. We believe this SAP®-based IT architecture, along with best-practices-based processes and higher concentrations of off-the-shelf, packaged solutions, will provide greater flexibility and functionality for our growing and evolving business model and be less expensive to maintain over the long-term.

This project may take longer and may require more resources to implement than anticipated, may cause distraction of key personnel, may cause disruptions to our business, and may not ultimately provide the benefits we anticipate. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could harm our sales, profitability and financial condition.

We are subject to a wide variety of government regulations. Any failure to comply with any of these regulations could harm our business, reputation, sales, profitability and financial condition. We may be required to incur significant expenses or to modify our operations in order to ensure compliance with these regulations.

We are subject to a wide variety of government regulations relating to the bedding industry or to various aspects of our business and operations, including without limitation:

•	Regulations relating to the proper labeling of bedding merchandise and other aspects of product handling and sale;

•	State regulations related to the proper labeling and sale of bedding products produced in part from refurbished components;

•	Federal and state flammability standards applicable generally to mattresses and mattress and foundation sets;

•	Environmental regulations;

•	Consumer protection and data privacy regulations;

•	Regulations related to marketing and advertising claims;

•	Various federal and state “do not call” or “do not mail” list requirements;

•

Federal, state and foreign labor laws, including but not limited to laws relating to occupational health and safety, employee privacy, wages and hours, overtime pay, harassment and discrimination, equal opportunity, and employee leaves and benefits;

•	Antitrust regulations in the United States and other jurisdictions where we may sell our products in the future;

•	Import and export regulations;

•	Federal and state tax laws; and

•	Federal and state securities laws.

Although we believe that we are in compliance in all material respects with these regulations and have implemented a variety of measures to promote continuing compliance, regulations may change over time and we may be required to incur expenses and/or to modify our operations in order to ensure compliance with these regulations, which could harm our profitability and financial condition. If we are found to be in violation of any of the foregoing laws or regulations, we could become subject to fines, penalties, damages or other sanctions, as well as potential adverse public relations, which could adversely impact our business, reputation, sales, profitability and financial condition.

All mattresses and mattress and foundation sets, including ours, became subject to new federal flammability standards and related regulations in July 2007. Compliance with these regulations has increased our product costs, has required modifications to our systems and operations and may increase the risk of disruptions to our business due to ongoing testing to assure compliance or regulatory inspections.

The federal Consumer Product Safety Commission adopted a new flammability standard and related regulations which became effective nationwide in July 2007 for mattresses and mattress and foundation sets. Compliance with these requirements has resulted in higher materials and manufacturing costs for our products, and has required modifications to our information systems and business operations, further increasing our costs. To the extent we are unable to offset increased costs through value engineering and similar initiatives, or through price increases, our profitability may be adversely impacted. If we choose to increase prices to offset the increased costs, our unit sales volumes could be adversely impacted.

Compliance also requires more complicated manufacturing processes, which may reduce our manufacturing capacity and may require us to expand our manufacturing capacity sooner than otherwise anticipated.

The new regulations require manufacturers to implement quality assurance programs and encourage manufacturers to conduct random testing of products. The new regulations also require maintenance and retention of compliance documentation. These quality assurance and documentation requirements are costly to implement and maintain. If any product testing yields results indicating that any of our products may not meet the flammability standard, or if we obtain test results or other evidence that any of our products may fail to meet the standard or that a material or process used in manufacturing could affect the test performance of our product, we may be required to temporarily cease production and distribution and/or to recall products from the field, and we may be subject to fines or penalties, any of which outcomes could harm our business, reputation, sales, profitability and financial condition. We may also face increased risks of disruptions to our business caused by regulatory inspections.

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

We own various U.S. and foreign patents and patent applications related to certain elements of the design and function of our beds and related products. We also own several registered and unregistered trademarks and trademark applications, including in particular our Select Comfort and Sleep Number trademarks, which we believe have significant value and are important to the marketing of our products to customers. In addition to patents and trademarks, we rely upon copyrights, trade secrets and other intellectual property rights and we have implemented several measures to protect our intellectual property and confidential information contained in our products, such as entering into assignment of invention and nondisclosure agreements with certain of our employees. Our ability to compete effectively with other companies depends, to a significant extent, upon our ability to maintain the proprietary nature of our owned intellectual property and confidential information. Our intellectual property rights may not provide substantial protection against infringement or piracy and may be circumvented by our competitors. Our protective measures may not protect our intellectual property rights or confidential information or prevent our competitors from developing and marketing products that are similar to or competitive with our beds or other products. In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States. If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology or trademarks in connection with competitive products, which could adversely affect our sales, profitability and financial condition.

Intellectual property litigation, which could result in substantial costs to us and the diversion of significant time and effort by our executive management, may be necessary to enforce our patents and trademarks and to protect our trade secrets and proprietary technology. We may not have the financial resources necessary to enforce or defend our intellectual property rights.

We are not aware of any material intellectual property infringement or invalidity claims that may be asserted against us, however, it is possible that third parties, including competitors, may successfully assert such claims. The cost of defending such claims, or any resulting liability, or any failure to obtain necessary licenses on reasonable terms, may adversely impact our sales, profitability and financial condition.

The loss of the services of any members of our executive management team could adversely impact our ability to execute our business strategy and growth initiatives and could harm our business.

We are currently dependent upon the continued services, ability and experience of our executive management team, particularly William R. McLaughlin, our Chief Executive Officer. The loss of the services of Mr. McLaughlin or any other member of our executive management team could have an adverse effect on our ability to execute our business strategy and growth initiatives and on our sales, profitability and financial condition. We do not maintain any key person life insurance on any members of our executive management team. Our future growth and success will also depend upon our ability to attract, retain and motivate other qualified personnel.

Additional terrorist attacks in the United States or against U.S. targets or actual or threats of war or the escalation of current hostilities involving the United States or its allies could adversely impact our sales, profitability, financial condition or stock price in unpredictable ways.

Additional terrorist attacks in the United States or against U.S. targets, or threats of war or the escalation of current hostilities involving the United States or its allies, or military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations, including, but not limited to, causing delays or losses in the delivery of merchandise to us and decreased sales of our products. These events could cause an increase in oil or other commodity prices, which could adversely affect our materials or transportation costs, including delivery of our products to customers. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets. These events also could cause an economic recession in the United States or abroad. Any of these occurrences could have an adverse impact on our sales, profitability and financial condition, and may result in volatility of our stock price.

An outbreak of Avian Flu or a pandemic, or the threat of a pandemic, may adversely impact our ability to produce and deliver our products or may adversely impact consumer demand.

Concern has grown recently over the possibility of a significant or global outbreak of avian flu or a similar pandemic. A significant outbreak of avian flu, or a similar pandemic, or even a perceived threat of such an outbreak, could cause significant disruptions to our supply chain, manufacturing capability and distribution system that could adversely impact our ability to produce and deliver products, which could result in a loss of sales and adversely impact on our profitability and financial condition. Similarly, such events could adversely impact consumer confidence and consumer demand generally, which could adversely impact our sales, profitability and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Distribution Locations

We currently lease all of our existing retail store locations and expect that our policy of leasing, rather than owning stores, will continue as we expand our store base. Our store leases generally provide for an initial lease term of five to seven years with a mutual termination option if we do not achieve certain minimum annual sales thresholds. Generally, the store leases require us to pay minimum rent plus percentage rent based on net sales in excess of certain thresholds, as well as certain operating expenses.

The following table summarizes the geographic location of our 478 company-owned stores and 891 retail partner doors as of December 29, 2007:

	Company-	Retail		Company-	Retail
	Owned	Partner		Owned	Partner
	Stores	Doors		Stores	Doors
Alabama	5	-	Montana	3	2
Alaska	-	3	Nebraska	3	4
Arizona	10	39	Nevada	4	17
Arkansas	4	-	New Hampshire	4	-
California	54	149	New Jersey	14	-
Colorado	15	1	New Mexico	2	-
Connecticut	7	16	New York	17	-
Delaware	2	-	North Carolina	13	36
Florida	32	50	North Dakota	2	7
Georgia	14	36	Ohio	18	21
Hawaii	-	8	Oklahoma	3	4
Idaho	1	-	Oregon	5	28
Illinois	23	3	Pennsylvania	21	2
Indiana	12	12	Rhode Island	1	-
Iowa	6	14	South Carolina	6	5
Kansas	5	7	South Dakota	2	10
Kentucky	4	1	Tennessee	11	15
Louisiana	5	5	Texas	38	152
Maine	2	-	Utah	4	-
Maryland	13	6	Vermont	1	-
Massachusetts	11	7	Virginia	13	1
Michigan	14	-	Washington	13	40
Minnesota	16	34	West Virginia	1	-
Mississippi	2	-	Wisconsin	10	15
Missouri	12	14	Wyoming	-	-
			Canada	-	127
			Total	478	891

Manufacturing and Headquarters

We entered into a lease agreement with a developer in July 2006, pursuant to which the developer built our new 159,000-square-foot corporate headquarters in Minneapolis, Minnesota. The new facility was completed during the second half of 2007. The lease commenced in November and runs through 2017 with two five-year renewal options.

We also lease approximately 122,000 square feet in Minneapolis, Minnesota that includes our direct marketing call center, our customer service group, our research and development department, and a distribution center that accepts returns and processes warranty claims. This lease expires in 2017 and contains one five-year renewal option.

We lease two manufacturing and distribution centers in Irmo, South Carolina and Salt Lake City, Utah of approximately 105,000 square feet and approximately 101,000 square feet, respectively. We lease the Irmo facility through February 2013, and the Salt Lake City facility through April 2009, with a five-year renewal option thereafter.

To support our accessories business and our program with Radisson Hotels and Resorts, we lease approximately 40,000 square feet in Omaha, Nebraska, through July 2008. This lease also has a one-year renewal option.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Beyond those matters for which we have recorded a liability, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our results of operations or financial position. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” As of January 26, 2008, there were 171 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for the two most recent fiscal years, adjusted for a three-for-two stock split that became effective on June 8, 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2007
High	$14.75	$18.00	$19.03	$20.17
Low	6.11	13.90	15.94	16.77

Fiscal 2006
High	$25.25	$24.28	$28.52	$27.50
Low	16.83	17.36	20.28	17.46

Select Comfort has not historically paid cash dividends on its common stock and has no current plans to pay cash dividends.

Information concerning stock repurchases completed during the fourth quarter of fiscal 2007 is set forth below:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2007	—	—	—
November 2007	—	—	—
December 2007	—	—	—	$206,762,000
Total	—	—	—

___________________________

(1)

On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250 million of its common stock. The Finance Committee of the Board of Directors reviews repurchases under this program on a quarterly basis. There is no expiration date governing the period over which we can repurchase shares. As of January 26, 2008, the total outstanding authorization was $206.8 million. We may terminate or limit the stock repurchase program at any time.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (“S&P”) 400 Specialty Stores Index and The NASDAQ Stock Market (U.S.) Index assuming a $100 investment made on December 28, 2002. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. This graph is being “furnished” and not “filed.”

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG SELECT COMFORT CORPORATION, S&P 400 SPECIALTY STORES INDEX,

AND THE NASDAQ STOCK MARKET (U.S.) INDEX

	12/28/2002	1/3/2004	1/1/2005	12/31/2005	12/30/2006	12/29/2007
Select Comfort Corporation	$100	$273	$198	$302	$288	$119
S&P 400 Specialty Stores Index	100	136	160	168	189	157
The NASDAQ Stock Market (U.S.) Index	100	150	163	167	184	202

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 29, 2007:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,274,000	$12.40	1,570,000

Equity compensation plans not approved by security holders	None	Not applicable	None

Total	5,274,000	$12.40	1,570,000

________________________

(1)

Includes the Select Comfort Corporation 1990 Omnibus Stock Option Plan, the Select Comfort Corporation 1997 Stock Incentive Plan and the Select Comfort Corporation 2004 Stock Incentive Plan, as adjusted for our 2006 stock split.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share and selected operating data, unless otherwise indicated)

The Consolidated Statements of Operations Data and Consolidated Balance Sheet Data presented below have been derived from our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

	Year
	2007	2006(1)	2005	2004	2003(2)	2002
Consolidated Statements of Operations Data:
Net sales	$799,242	$806,038	$689,548	$557,639	$458,489	$335,795
Gross profit	486,415	490,508	406,476	339,838	285,324	208,663
Operating expenses:
Sales and marketing	372,467	341,630	286,206	250,628	207,400	156,307
General and administrative	64,351	65,401	49,300	37,826	33,974	30,123
Research and development	5,682	4,687	2,219	1,853	1,295	936
Asset impairment charges	409	5,980	162	—	71	233
Operating income	43,506	72,810	68,589	49,531	42,584	21,064
Net income	$27,620	$47,183	$43,767	$31,555	$27,102	$37,466
Net income per share:
Basic	$0.59	$0.89	$0.82	$0.58	$0.55	$1.02
Diluted	0.57	0.85	0.76	0.53	0.46	0.72
Shares used in calculation of net income per share:
Basic	46,536	52,837	53,357	54,015	49,157	36,824
Diluted	48,292	55,587	57,674	59,525	58,916	51,798

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities	$7,279	$90,175	$123,091	$101,963	$75,118	$40,824
Working capital	(70,000)	5,637	10,158	23,479	53,972	27,064
Total assets	190,489	228,961	239,838	202,033	153,506	108,633
Long-term debt, less current maturities	—	—	—	—	—	2,991
Total shareholders’ equity	24,126	115,694	121,347	114,344	92,201	54,024

Selected Operating Data:
Stores open at period-end(3)	478	442	396	370	344	322
Stores opened during period	45	51	40	31	27	15
Stores closed during period	9	5	14	5	5	21
Retail partner doors	891	822	353	89	77	71
Average net sales per store (000’s)(4)	$1,318	$1,493	$1,417	$1,247	$1,101	$817
Percentage of stores with more than $1.0 million in net sales(4)	73%	81%	77%	64%	49%	24%
Comparable-store sales (decrease) increase(5)	(11%)	7%	15%	16%	31%	27%
Average square footage per store open during period(4)	1,315	1,200	1,121	1,032	990	972
Net sales per square foot(4)	$1,024	$1,244	$1,264	$1,208	$1,113	$841
Average store age (in months at period end)	84	81	79	75	70	61

(1)

In the first quarter of fiscal 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method and, accordingly, financial results for fiscal years prior to 2006 have not been restated. Stock-based compensation expense for fiscal 2007 and 2006 was $6,252 and $8,325, respectively. Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our employee stock options and employee stock purchase plan. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under our employee stock option plan or employee stock purchase plan; however, compensation expense was recognized in connection with the issuance of restricted and performance shares granted. See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation. Stock-based compensation expense (pre-tax) recognized in our financial results for years prior to fiscal 2006 were $793, $405, and $76 in 2005, 2004, and 2003, respectively; and none in 2002.

(2)	Fiscal year 2003 had 53 weeks. All other fiscal years presented had 52 weeks.

(3)	Includes stores operated in leased departments within other retail stores (none in 2007, 2006 and 2005; and 13 in 2004, 2003 and 2002).

(4)	For stores open during the entire period indicated.

(5)

Stores are included in the comparable-store calculation in the 13th full month of operation. Stores that have been remodeled or relocated within the same shopping center remain in the comparable-store base. The number of comparable-stores used to calculate such data was 432, 391, 354, 339, 316 and 307 for 2007, 2006, 2005, 2004, 2003 and 2002, respectively. Our 2004 and 2003 comparable-store sales increase reflects adjustments for an additional week of sales in 2003. Without adjusting for the additional week, comparable-store sales would have been 14% for 2004 and 34% for 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others, such factors as uncertainties arising from general and industry economic trends, global events, consumer confidence, and the effectiveness of our marketing messages and efficiency of our advertising and promotional efforts; our ability to attract and retain qualified sales professionals and other key employees; consumer acceptance of our products, product quality, innovation and brand image; our ability to continue to expand and improve our product line; industry competition; warranty expenses; our dependence on significant suppliers, and the vulnerability of any suppliers to recessionary pressures, labor negotiations, liquidity concerns or other factors; our dependence on the availability of consumer credit; rising commodity costs; increasing government regulations, including new flammability standards for the bedding industry and the ability to successfully implement our planned SAP®-based applications. Additional information concerning these and other risks and uncertainties is contained under the caption “Risk Factors” in this Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Outlook
•	Off-Balance-Sheet Arrangements and Contractual Obligations
•	Critical Accounting Policies and Estimates
•	Recent Accounting Pronouncements

Overview

Business Overview

Select Comfort is the leading developer, manufacturer and marketer of premium-quality, adjustable-firmness beds. The air-chamber technology of our proprietary Sleep Number bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products. In addition, we market and sell accessories and other sleep related products which focus on providing personalized comfort to complement the Sleep Number bed and provide a better night’s sleep for consumers.

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

Vision and Strategy

Our vision is to be a leading brand in the bedding industry, while improving people’s lives through better sleep.

We are executing against a defined growth strategy which focuses on the following key components:

•	Building brand awareness and increasing store traffic through effective marketing programs;
•	Prudently managing our business in the current economic environment through disciplined controls over costs and cash;
•	Expanding distribution, primarily through our company-owned stores, with a long-term goal of operating over 600 company-owned stores in the U.S.;
•	Accelerating product innovation to lead the industry in innovative sleep products; and
•	Leveraging our infrastructure in order to facilitate long-term profitable growth.

Results of Operations

Fiscal 2007 Summary

Financial highlights for the fiscal year ended December 29, 2007 were as follows:

•	Net income totaled $27.6 million, or $0.57 per diluted share, compared with $47.2 million or $0.85 per diluted share in 2006.

•

Net sales decreased 1% to $799.2 million, compared with $806.0 million for the prior year, primarily due to an 11% comparable-store sales decline in our company-owned retail stores, partially offset by 36 net new company-owned retail stores opened in the past 12 months.

•

Our 2007 gross profit rate of 60.9% was consistent with the prior year. Increased manufacturing costs to comply with the new fire retardant product regulations and increased material costs for our new bed line, were offset by continued efficiency gains in manufacturing and logistics.

•

Sales and marketing expenses increased to 46.6% of net sales in 2007, compared with 42.4% of net sales for the prior year. The rate increase was driven by the deleveraging impact of an 11% comparable-store sales decrease.

•	General and administrative expenses declined $1.0 million compared with the prior year and remained consistent as a percentage of net sales.

•	Cash provided by operating activities in 2007 totaled $44.0 million, compared with $59.4 million for the prior year.

•	During 2007, we repurchased $131.9 million or 7.6 million shares of common stock (based on trade dates) compared with $79.7 million or 3.9 million shares in 2006.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions except percentages and earnings per share amounts. Amounts may not add due to rounding differences.

	2007		2006		2005
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$799.2	100.0%	$806.0	100.0%	$689.5	100.0%
Cost of sales	312.8	39.1	315.5	39.1	283.1	41.1
Gross profit	486.4	60.9	490.5	60.9	406.5	58.9
Operating expenses:
Sales and marketing	372.5	46.6	341.6	42.4	286.2	41.5
General and administrative	64.4	8.1	65.4	8.1	49.3	7.1
Research and development	5.7	0.7	4.7	0.6	2.2	0.3
Asset impairment charges	0.4	0.1	6.0	0.7	0.2	0.0
Total operating expenses	442.9	55.4	417.7	51.8	337.9	49.0
Operating income	43.5	5.4	72.8	9.0	68.6	9.9
Other (expense) income, net	—	—	3.0	0.4	2.2	0.3
Income before income taxes	43.5	5.4	75.8	9.4	70.8	10.3
Income tax expense	15.8	2.0	28.6	3.6	27.0	3.9
Net income	$27.6	3.5%	$47.2	5.9%	$43.8	6.3%

	2007		2006		2005
Net income per share:
Basic	$0.59		$0.89		$0.82
Diluted	0.57		0.85		0.76
Weighted-average number of common shares:
Basic	46.5		52.8		53.4
Diluted	48.3		55.6		57.7

The proportion of our total net sales, by dollar volume, from each of our channels during the last three years was as follows:

	2007	2006	2005
Retail	75.4%	76.2%	76.9%
Direct	8.0%	9.4%	10.8%
E-Commerce	6.8%	5.6%	5.0%
Wholesale	9.8%	8.8%	7.3%
Total	100.0%	100.0%	100.0%

The components of total sales change, including comparable-store sales changes, were as follows:

	2007	2006	2005
	Channel increase/ (decrease)	Channel increase	Channel increase
Comparable stores(1)	(11%)	7%	15%
Net new stores	9%	9%	7%
Retail total	(2%)	16%	22%
Direct	(16%)	1%	16%
E-Commerce	20%	31%	34%
Wholesale	11%	40%	54%
Total sales change	(1%)	17%	24%

(1)

Stores are included in the comparable-store calculation in the 13th full month of operation. Stores that have been remodeled or relocated within the same shopping center remain in the comparable-store base.

The number of company-operated retail stores during the last three years, and independently owned and operated retail partner stores, was as follows:

	2007	2006	2005
Company-owned retail stores:
Beginning of year	442	396	370
Opened	45	51	40
Closed	(9)	(5)	(14)
End of year	478	442	396

Retail partner stores	891	822	353

Comparison of 2007 and 2006

Net Sales

Net sales in 2007 decreased 1% to $799.2 million, compared with $806.0 million in 2006. The sales decrease was due to an 11% comparable-store sales decline in our company-owned retail stores and a decrease in direct channel sales, partially offset by sales from 36 net new company-owned retail stores opened in the past 12 months and sales growth in our E-Commerce and wholesale distribution channels. Total sales of mattress units decreased 1% compared to 2006, and the average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels was essentially flat at $1,694, while sales of other product and services increased by 2%.

The $6.8 million net sales decrease compared with 2006 was comprised of the following: (i) a $12.2 million decrease in direct marketing sales and (ii) an $11.6 million net decrease in sales from our company-owned retail stores, comprised of a $66.3 million decrease from comparable-stores and a $54.7 million increase from new stores, net of stores closed, partially offset by, (iii) a $9.0 million increase in E-Commerce sales and (iv) an $8.0 million increase in wholesale sales.

Gross Profit

The gross profit rate of 60.9% in 2007 was consistent with the prior year. The gross profit rate benefited from improvements in sourcing, manufacturing productivity and our ongoing implementation of a hub-and-spoke logistics network which reduced our cost of sales. The gross profit rate also benefited from a reduction in warranty costs per unit.

These items were offset by increased costs to comply with the new open flame fire retardancy standards which became effective for all products manufactured after July 1, 2007 and increased production costs associated with our new line of beds. In addition, the gross profit rate was negatively impacted by a sales mix shift to lower margin products which reduced the gross profit rate by approximately 0.4 percentage points (“ppt”).

Sales and Marketing Expenses

Sales and marketing expenses in 2007 increased to $372.5 million, or 46.6% of net sales, compared with $341.6 million, or 42.4% of net sales in 2006. The $30.9 million expense increase was primarily due to operating costs associated with 36 net new stores opened in the past 12 months, an increased use of promotional financing offers and increased media spending. The 4.2 ppt sales and marketing expense rate increase was primarily due to the deleveraging impact of an 11% comparable-store sales decline and the $30.9 million expense increase compared with the prior year. Total media spending increased 4% compared with 2006 and was 0.7 ppt higher on a rate basis.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased $1.0 million to $64.4 million in 2007, compared with $65.4 million in 2006, and remained consistent with the prior year on a rate basis. G&A expenses were favorably impacted by a $3.7 million reduction in incentive-based compensation costs compared to the prior year, partially offset by an increase in other expenses of $2.7 million, including increased information technology expenses and occupancy costs.

Research and Development

Research and development (“R&D”) expenses increased to $5.7 million in 2007 compared with $4.7 million in 2006, and increased as a percentage of net sales to 0.7% from 0.6%. The dollar and percentage of net sales increases in R&D expenses were the result of continued investment in new product innovation and increased development costs to comply with the new open flame fire retardancy standards.

Asset Impairment Charges

Asset impairment charges decreased to $0.4 million in 2007, compared with $6.0 million in 2006. The 2007 asset impairment charges primarily related to assets at underperforming stores. The 2006 asset impairment charges included $5.4 million for abandoned software in connection with our decision to implement a new SAP® enterprise resource planning system, and $0.6 million related to assets at underperforming stores.

Other (Expense) Income, Net

Other expense was flat in 2007, compared with $3.0 million of other income in 2006. The $3.0 million decrease was driven by lower average cash and investment balances compared with 2006 which resulted in reduced interest income, increased interest expense from borrowings under our revolving line of credit to fund 2007 common stock repurchases and $0.3 million of net realized losses on the sales of marketable debt securities.

Income Tax Expense

Income tax expense decreased to $15.8 million in 2007, compared with $28.6 million in 2006. The effective tax rate was 36.5% and 37.8% in 2007 and 2006, respectively. The lower effective tax rate in 2007 was primarily due to research and development income tax credits recognized in 2007 based on federal tax law changes, and increased tax benefit related to manufacturing deductions.

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

Gross Profit

Gross profit increased to 60.9% in 2006 from 58.9% in 2005, primarily due to higher average selling prices of mattresses and productivity improvements in manufacturing and logistics which reduced our cost of sales. This was partially offset by an increase in the percentage of net sales from lower margin channels which reduced the gross profit rate by 0.4 ppt and a correction in warranty liabilities to include freight costs which had not been included in prior periods. This correction was immaterial to current and prior periods.

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

General and Administrative Expenses

General and administrative expenses increased 33% to $65.4 million in 2006 from $49.3 million in 2005 and increased as a percentage of net sales to 8.1% from 7.1% for the comparable prior-year period. The dollar and percentage increases in G&A were primarily due to increased compensation costs related to the adoption of SFAS No. 123R which required the expensing of $5.5 million (0.7 ppt) of stock option compensation, increased compensation and benefits expenses related to additional headcount of $4.9 million, higher professional fees of $2.9 million, and additional depreciation and maintenance expense from information technology infrastructure investments of $2.5 million, partially offset by lower incentive compensation costs of $2.5 million resulting from our all-employee incentive compensation program.

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

Other (Expense) Income, Net

Other income increased $0.8 million to $3.0 million in 2006 from $2.2 million in 2005. The increase in other income was primarily due to increased interest income resulting from higher interest rates on invested balances.

Income Tax Expense

Income tax expense increased $1.6 million to $28.6 million in 2006 from $27.0 million in 2005 principally due to the increase in pre-tax income. The effective tax rates were 37.8% in 2006 and 38.1% in 2005. The decrease in the effective tax rate was principally due to increased interest income from tax-exempt securities.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable debt securities as of December 29, 2007, and December 30, 2006 ($ in millions):

	December 29, 2007	December 30, 2006
Cash and cash equivalents	$7.3	$8.8
Marketable debt securities – current	—	37.7
Marketable debt securities – non-current	—	43.6
Total cash, cash equivalents and marketable debt securities	$7.3	$90.2

As of December 29, 2007, we had cash, cash equivalents and marketable debt securities of $7.3 million compared to $90.2 million as of December 30, 2006. The $82.9 million decrease in cash, cash equivalents and marketable debt securities was primarily due to $134.5 million of common stock repurchases (based on settlement dates) and $43.5 million of capital expenditures, partially offset by $44.0 million of cash provided by operating activities and a $45.2 million net increase in short-term borrowings.

The following table summarizes our cash flows for the fiscal year ended December 29, 2007, and December 30, 2006 ($ in millions):

	Fiscal Year Ended
	December 29, 2007	December 30, 2006
Total cash provided by (used in):
Operating activities	$44.0	$59.4
Investing activities	37.6	(33.2)
Financing activities	(83.1)	(61.2)
Decrease in cash and cash equivalents	$(1.5)	$(35.0)

Cash provided by operating activities for the fiscal year ended December 29, 2007 and December 30, 2006 was $44.0 million and $59.4 million, respectively. The $15.4 million year-over-year decrease in cash from operations was comprised of a $19.6 million decline in net income and a $1.2 million decrease in cash from changes in operating assets and liabilities, partially offset by a $5.4 million increase in adjustments to reconcile net income to cash provided by operating activities. The year-over-year increase in adjustments to reconcile net income to cash provided by operating activities was primarily due to higher depreciation and amortization compared with 2006, and the reduced impact of excess tax benefits from stock-based compensation, partially offset by reduced asset impairments. The decrease in cash from changes in operating assets and liabilities was primarily due to a greater increase in inventories (increased accessories and component inventories), reduced benefit related to accrued taxes and withholding (timing of tax payments), and a current year decrease in warranty liabilities (reduced warranty costs per unit compared with the prior year), partially offset by a greater increase in accounts payable (timing of payments and extended terms) and a lower reduction in customer prepayments (timing of cash received on customer orders in advance of fulfillment).

Net cash provided by investing activities was $37.6 million for 2007, compared with net cash used in investing activities of $33.2 million in 2006. The $70.8 million increase in net cash provided by investing activities was principally due to $81.1 million of proceeds from the sales and maturity of marketable debt securities in 2007. We invested $43.5 million in property and equipment in 2007, compared with $31.1 million in 2006. In both periods, our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. The year-over-year increase in capital expenditures was primarily due to additional costs related to our planned implementation of an integrated suite of SAP®-based applications in 2008. In 2007 we opened 45 new retail stores, while in 2006 we opened 51 new retail stores.

Net cash used in financing activities increased to $83.1 million in 2007, compared with $61.2 million in 2006. The $21.9 million increase in cash used in financing activities resulted from a $57.3 million year-over-year increase in common stock repurchases, a $7.1 million reduction in tax benefits from stock-based compensation, and a $4.2 million reduction in proceeds from the issuance of common stock related to stock options and employee stock purchases, partially offset by a $45.2 million net increase in short-term borrowings during the current-year to fund stock repurchases compared to a $1.4 million net reduction in short-term borrowings in 2006.

On April 20, 2007, our Board of Directors authorized us to repurchase up to an additional $250 million of our common stock. During 2007, we repurchased 7.6 million shares of common stock at a total cost of $134.5 million (based on settlement dates). In the third quarter of 2007, we curtailed our share repurchases following the tightening of credit markets and the continued deterioration in the general economic environment. We believe that returning to a debt-free balance sheet and maintaining the greatest level of flexibility to pursue actions that drive the long-term growth of the business are the best use of capital and the most prudent course of action at this time. As of December 29, 2007, the remaining authorization under our stock repurchase program was $207 million. There is no expiration date governing the period over which we can repurchase shares.

Cash generated from operations and existing credit facilities are expected to be a sufficient source of liquidity for the short- and long-term and should provide adequate funding for capital expenditures. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations and organic growth. However, we may elect to seek additional sources of capital to fund growth initiatives, or if a prolonged or more severe economic downturn impacts our ability to meet our financial covenants.

In 2006, we obtained a $100 million bank revolving line of credit for general corporate purposes including the funding of any short-term cash needs or investment opportunities. This line of credit is a five-year senior unsecured revolving facility expiring June 2011. Effective February 1, 2008, we amended the Credit Agreement. Borrowings under the amended credit facility bear interest at a floating rate and may be maintained as base rate loans tied to the greater of the prime rate or the federal funds rate plus 0.6%, or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 0.6% depending on our leverage ratio, as defined in our credit agreement. We are subject to certain financial covenants under the agreement, principally consisting of interest coverage and leverage ratios. At December 29, 2007, we were not in compliance with the minimum interest coverage ratio covenant requirement and obtained a waiver of the covenant from the lender. Effective February 1, 2008, we amended the Credit Agreement to revise the permissible minimum interest coverage ratio. As of December 29, 2007, we had $37.9 million in borrowings outstanding under the revolving line of credit.

Outlook

We do not plan to provide specific earnings guidance for 2008. However, we have outlined our key business drivers and trends, which we believe will assist investors and analysts in understanding and analyzing our business.

We are planning for no improvement in macro-economic conditions during 2008. Programs that we expect to partially offset the impact of negative market trends include the introduction of two new products, new store openings, a new media campaign, and the benefits of our new store design. We believe we can improve on execution, and anticipate we will receive the benefits of these programs in the second half of 2008.

2008 sales assumptions include the anticipated opening of 30 new stores and closing of 15 or more stores. Additionally, the company plans to remodel 50 stores. 2008 sales are projected to benefit from a price increase on select products that took effect in January 2008, higher contributions from international operations, and a 53rd week. Overall we expect negative sales growth in the first half of 2008, partially offset by positive growth in the second half of the year.

We project our gross margin rate to be flat to slightly lower in 2008 as compared to 2007. Rising commodity costs are projected to be largely offset by our pricing actions, but we anticipate that our product mix could remain weighted towards entry level models until the economy improves.

Sales and marketing expenses are projected to be somewhat higher in 2008. We plan to manage our marketing investment as a variable cost to sales, leaving marketing and media expenses flat to slightly lower than 2007. Store costs are projected to increase as we add stores during 2008 and recognize the full-year expense impact of stores added during 2007.

We expect general and administrative expenses to be slightly higher than 2007. While core personnel costs are being held essentially flat to 2007, we have restructured our bonus program with a payout based on both company and personal performance. The restructured bonus program allows eligible employees the opportunity to earn a bonus in this challenging economic environment. This program is expected to add approximately $6 million to 2008 G&A.

We expect an effective tax rate of approximately 38 percent for the year and a share count of approximately 46 million shares. Capital expenditures are projected to be approximately $32 million versus $43.5 million in 2007, with efforts focused on reducing working capital, primarily through inventory reduction. Included in our capital expenditures forecast for the year – in addition to new stores and store remodels – is $8 million for our SAP® implementation. This SAP® implementation is expected to reduce operating costs and improve our data analysis capabilities.

Off-Balance Sheet Arrangements and Contractual Obligations

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

Contractual Obligations

The following table presents information regarding our contractual obligations by fiscal year (in thousands):

	Payments Due by Period(1)
	Total	< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years

Short-term debt obligations	$37,890	$37,890	$—	$—	$—
Operating leases	180,041	36,152	62,802	44,322	36,765
Purchase commitments	305,200	119,900	150,800	34,500	—
Total	$523,131	$193,942	$213,602	$78,822	$36,765

(1)   Our unrecognized tax benefit liability of $97 thousand has not been included in the Contractual Obligations table as we are not able to determine a reasonable estimate of timing of the cash settlement with the respective taxing authorities.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, sales, expenses and the related disclosure. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes the accounting policies discussed below are the most critical because they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and estimates and related disclosures with the Audit Committee of our Board.

Our critical accounting policies and estimates relate to asset impairment charges, stock-based compensation, self-insured liabilities, warranty liabilities and revenue recognition.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Asset Impairment Charges

Long-lived assets other than goodwill and other intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluate our long-lived assets for impairment based on estimated future cash flows after considering the potential impact of planned operational improvements, marketing programs, industry economic factors and the profitability of future business strategies.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset plus net proceeds expected from disposition of the asset (if any). When we recognize an impairment loss, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques.

Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. We review store assets for potential impairment based on historical cash flows, lease termination provisions and expected future store operating results.

If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

Asset impairment charges totaled $409,000, $5,980,000, and $162,000, respectively, for 2007, 2006 and 2005.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to identify events or changes in circumstances indicating the carrying value of assets may not be recoverable, estimate future cash flows, estimate asset fair values, and select a discount rate that reflects the risk inherent in future cash flows.

Expected cash flows may not be realized, which could cause long-lived assets to become impaired in future periods and could have a material adverse effect on future results of operations.

We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the identification process, estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock-Based Compensation

We have a stock-based compensation plan, which includes non-qualified stock options and nonvested share awards, and an employee stock purchase plan. See Note 1,  Business and Summary of Significant Accounting Policies , and Note 7, Shareholders’ Equity, to the Notes to Consolidated Financial Statements, included in Item 8,  Financial Statements and Supplementary Data , of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

We determine the fair value of our non-qualified stock option awards and the resulting compensation expense at the date of grant using the Black-Scholes-Merton option-pricing model. The most significant inputs into the Black-Scholes-Merton model are exercise price, our estimate of expected stock price volatility and the expected term of the options. Previously, two alternative methods existed for accounting for stock options: the intrinsic value method and the fair value method. Prior to fiscal 2006, we used the intrinsic value method of accounting for stock options and under that standard, no compensation expense was recognized in the financial statements for options granted to employees, or for the discount feature of our employee stock purchase plan.

We determine the fair value of our performance-based nonvested share awards at the date of grant using generally accepted valuation techniques and the closing market price of our stock.

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, future employee forfeiture rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate or future earnings adjustments.

Performance-based nonvested share awards require management to make assumptions regarding the likelihood of achieving personal performance goals.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Also, if the actual forfeiture rates are not consistent with the assumptions used, it could result in future earnings adjustments.

A 10% change in our stock-based compensation expense for the year ended December 29, 2007, would have affected net income by approximately $393,000 in 2007.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Self-Insured Liabilities

We are self-insured for certain losses related to health and workers’ compensation claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by third-party administrators.

Periodically, management reviews its assumptions and the valuations provided by third-party administrators to determine the adequacy of our self-insured liabilities.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date.

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities at December 29, 2007, would have affected net income by approximately $301,000 in 2007.

Warranty Liabilities

The estimated cost to service warranty claims of customers is included in cost of sales. This estimate is based on historical trends of warranty claims.

We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.

Our warranty liability contains uncertainties because our warranty obligations cover an extended period of time. A revision of estimated claim rates or the projected cost of materials and freight associated with sending replacement parts to customers could have a material adverse effect on future results of operations.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our warranty liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our warranty liability at December 29, 2007, would have affected net income by approximately $598,000 in 2007.

Revenue Recognition

Revenue is recognized when the sales price is fixed or determinable, collectibility is reasonably assured and title passes. Amounts billed to customers for delivery and set up are included in net sales. Revenue is reported net of estimated sales returns and excludes sales taxes.

We accrue for sales returns at the time revenue is recognized and charge actual returns against the liability when they are received. Our general return policy is to allow returns for up to 30 nights following a sale. We estimate future projected returns based on historical return rates.

Our estimates of sales returns contains uncertainties as actual returns may vary from expected rates, resulting in adjustments to net sales in future periods. These adjustments could have a material adverse effect on future results of operations.

We have not made any material changes in the accounting methodology used to establish our sales returns allowance during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our sales returns allowance. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our sales returns allowance at December 29, 2007, would have affected net income by approximately $236,000 in 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. However, on December 14, 2007, the FASB issued FASB Staff Position (“FSP”) FAS 157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. We will adopt SFAS No. 157, as it relates to our financial assets and liabilities for our 2008 fiscal year beginning December 30, 2007. We have evaluated the new statement, as it relates to our financial assets and liabilities and have determined that it will not have a material impact on our consolidated financial statements. We do not expect the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in net income at each subsequent reporting date. SFAS No. 159 is effective for our 2008 fiscal year beginning December 30, 2007. We have evaluated the new statement and have determined that it will not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 29, 2007, our short-term debt was comprised primarily of borrowings under our revolving line of credit. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

Borrowings under our revolving credit facility are currently not subject to material interest rate risk. The credit facility’s interest rate may be reset due to fluctuations in a market-based index, such as the prime rate, federal funds rate or LIBOR. A hypothetical 100 basis point change in the interest rate on outstanding borrowings under our credit facility as of December 29, 2007 would change our annual consolidated pre-tax income by $0.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Select Comfort Corporation:

We have audited Select Comfort Corporation and subsidiaries’ internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Select Comfort Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Select Comfort Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Select Comfort Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

Minneapolis, Minnesota

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Select Comfort Corporation:

We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as listed in the accompanying index. These consolidated financial statements and financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Select Comfort Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Notes 1 and 9 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Select Comfort Corporation and subsidiaries’ internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota

February 26, 2008

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 29, 2007 and December 30, 2006

(in thousands, except per share amounts)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$7,279	$8,819
Marketable debt securities – current	—	37,748
Accounts receivable, net of allowance for doubtful accounts of $876 and $529, respectively	18,902	12,164
Inventories	32,517	24,120
Prepaid expenses	9,816	10,227
Deferred income taxes	6,796	5,785
Other current assets	3,833	4,305
Total current assets	79,143	103,168

Marketable debt securities – non-current	—	43,608
Property and equipment, net	80,409	59,384
Deferred income taxes	25,543	19,275
Other assets	5,394	3,526
Total assets	$190,489	$228,961

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving credit facility	$37,890	$—
Accounts payable	69,775	46,061
Customer prepayments	8,327	9,552
Accruals:
Sales returns	3,751	3,907
Compensation and benefits	14,865	20,057
Taxes and withholding	4,812	5,053
Other current liabilities	9,723	12,901
Total current liabilities	149,143	97,531

Warranty liabilities	6,747	7,769
Other long-term liabilities	10,473	7,967
Total liabilities	166,363	113,267

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 44,597 and 51,544 shares issued and outstanding, respectively	446	515
Additional paid-in capital	—	4,039
Retained earnings	23,680	111,140
Total shareholders’ equity	24,126	115,694
Total liabilities and shareholders’ equity	$190,489	$228,961

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 29, 2007, December 30, 2006 and December 31, 2005

(in thousands, except per share amounts)

	2007	2006	2005

Net sales	$799,242	$806,038	$689,548
Cost of sales	312,827	315,530	283,072
Gross profit	486,415	490,508	406,476

Operating expenses:
Sales and marketing	372,467	341,630	286,206
General and administrative	64,351	65,401	49,300
Research and development	5,682	4,687	2,219
Asset impairment charges	409	5,980	162
Total operating expenses	442,909	417,698	337,887
Operating income	43,506	72,810	68,589
Other (expense) income, net	(40)	3,018	2,174
Income before income taxes	43,466	75,828	70,763
Income tax expense	15,846	28,645	26,996
Net income	$27,620	$47,183	$43,767

Basic net income per share:
Net income per share – basic	$0.59	$0.89	$0.82
Weighted-average common shares – basic	46,536	52,837	53,357
Diluted net income per share:
Net income per share – diluted	$0.57	$0.85	$0.76
Weighted-average common shares – diluted	48,292	55,587	57,674

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years ended December 29, 2007, December 30, 2006 and December 31. 2005

(in thousands)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at January 1, 2005	53,742	$538	$93,616	$20,190	$114,344
Exercise of common stock options	1,458	15	6,967	—	6,982
Exercise of common stock warrants	1,772	18	(9)	—	9
Tax benefit from equity compensation	—	—	3,758	—	3,758
Repurchases of common stock	(3,653)	(37)	(49,690)	—	(49,727)
Issuances of common stock	279	2	2,212	—	2,214
Net income	—	—	—	43,767	43,767
Balance at December 31, 2005	53,598	536	56,854	63,957	121,347
Exercise of common stock options	1,544	15	7,495	—	7,510
Exercise of common stock warrants	75	1	—	—	1
Tax benefit from equity compensation	—	—	9,769	—	9,769
Stock-based compensation	—	—	8,325	—	8,325
Repurchases of common stock	(3,889)	(39)	(79,700)	—	(79,739)
Issuances of common stock	216	2	1,296	—	1,298
Net income	—	—	—	47,183	47,183
Balance at December 30, 2006	51,544	515	4,039	111,140	115,694
Exercise of common stock options	566	6	3,483	—	3,489
Tax benefit from equity compensation	—	—	1,887	—	1,887
Stock-based compensation	—	—	6,252	—	6,252
Repurchases of common stock	(7,617)	(76)	(16,756)	(115,080)	(131,912)
Issuances of common stock	104	1	1,095	—	1,096
Net income	—	—	—	27,620	27,620
Balance at December 29, 2007	44,597	$446	$—	$23,680	$24,126

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 29, 2007, December 30, 2006 and December 31. 2005

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$27,620	$47,183	$43,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,791	19,752	15,747
Stock-based compensation	6,252	8,325	793
Disposals and impairments of assets	596	5,912	172
Excess tax benefits from stock-based compensation	(1,497)	(8,565)	—
Changes in deferred income taxes	(7,280)	(7,665)	(1,353)
Other, net	270	(68)	—
Change in operating assets and liabilities:
Accounts receivable	(6,738)	(5,930)	(397)
Inventories	(8,397)	(2,138)	(1,501)
Prepaid expenses and other assets	(1,020)	(823)	(3,506)
Accounts payable	12,201	6,091	5,388
Customer prepayments	(1,225)	(5,166)	5,350
Accrued sales returns	(156)	(1,496)	365
Accrued compensation and benefits	(5,179)	(4,782)	10,926
Accrued taxes and withholding	1,646	5,198	6,990
Warranty liabilities	(719)	2,574	3,805
Other accruals and liabilities	2,866	974	952
Net cash provided by operating activities	44,031	59,376	87,498
Cash flows from investing activities:
Purchases of property and equipment	(43,514)	(31,079)	(25,840)
Investments in marketable debt securities	—	(28,072)	(39,172)
Proceeds from sales and maturity of marketable debt securities	81,086	25,940	36,625
Net cash provided by (used in) investing activities	37,572	(33,211)	(28,387)
Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	45,240	(1,388)	784
Repurchases of common stock	(134,452)	(77,199)	(49,727)
Proceeds from issuance of common stock	4,572	8,809	8,413
Excess tax benefits from stock-based compensation	1,497	8,565	—
Net cash used in financing activities	(83,143)	(61,213)	(40,530)
(Decrease) increase in cash and cash equivalents	(1,540)	(35,048)	18,581
Cash and cash equivalents, at beginning of year	8,819	43,867	25,286
Cash and cash equivalents, at end of year	$7,279	$8,819	$43,867

Supplemental Disclosure of Cash Flow Information
Income Taxes Paid	$20,622	$30,628	$22,563
Interest Paid	$1,095	$—	$—

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Business and Summary of Significant Accounting Policies

Business

Select Comfort Corporation and our wholly-owned subsidiaries (“Select Comfort” or the “Company”) develops, manufactures and markets premium quality, adjustable-firmness beds and related bedding accessories in the United States. In addition, we also sell to wholesale customers in Canada, Australia and New Zealand. We sell through four distribution channels: Retail, Direct, E-Commerce and Wholesale. The percentage of our total net sales from each of our channels during the last three years was as follows:

	2007	2006	2005
Retail	75.4%	76.2%	76.9%
Direct	8.0%	9.4%	10.8%
E-Commerce	6.8%	5.6%	5.0%
Wholesale	9.8%	8.8%	7.3%
Total	100.0%	100.0%	100.0%

Financial Statement Presentation

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends are as follows: fiscal 2007 ended December 29, 2007; fiscal year 2006 ended December 30, 2006; and fiscal year 2005 ended December 31, 2005. Fiscal years 2007, 2006 and 2005 each had 52 weeks. Fiscal 2008 will have 53 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of Select Comfort Corporation and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Outstanding checks in excess of funds on deposit (“book overdrafts”) totaled $17.0 million and $9.6 million at December 29, 2007, and December 30, 2006, respectively. Book overdrafts are included in accounts payable in our consolidated balance sheets and in financing activities in our consolidated statements of cash flows.

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of receivables from banks for customer credit and debit cards, and wholesale receivables. The allowance is recognized in an amount equal to anticipated future write-offs. We estimate future write-offs based on delinquencies, aging trends, industry risk trends and our historical experience.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Marketable Debt Securities

Marketable Debt Securities include highly liquid investment grade debt instruments issued by the U.S. government and related agencies and municipalities.

These investments have an original maturity of up to 36 months. Investments with an original maturity of greater than 90 days are classified as marketable debt securities. Marketable debt securities with a remaining maturity of greater than one year are classified as long-term.

Through December 30, 2006, we classified our marketable debt securities as “held-to-maturity” in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We historically valued our marketable debt securities at amortized cost based upon our intent and ability to hold these securities to maturity. On March 23, 2007, all marketable debt securities were transferred from “held-to-maturity” classification to “available-for-sale” classification. Investments classified as “available-for-sale” are carried at fair market value. The classification change was made to increase liquidity and fund our common stock repurchase program.

Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment

Property and equipment, carried at cost, is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Estimated useful lives of our property and equipment by major asset category are as follows:

Leasehold improvements	5 to 10 years
Office furniture and equipment	5 to 7 years
Production machinery, computer equipment and software	3 to 7 years

Asset Impairment Charges

We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset plus net proceeds expected from disposition of the asset (if any). When we recognize an impairment loss, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. We review store assets for potential impairment based on historical cash flows, lease termination provisions and expected future store operating results.

The test for goodwill impairment is a two-step process, and is performed at least annually. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined utilizing widely accepted valuation techniques, including discounted cash flows. During the fourth quarter of 2007, we completed our annual impairment testing of goodwill, using the valuation techniques as described above, and determined there was no impairment. The carrying value of goodwill at both December 29, 2007, and December 30, 2006, was $2.9 million.

Other Assets

Other assets include deposits, patents, trademarks and goodwill. Patents and trademarks are amortized using the straight-line method over periods ranging from 10 to 17 years.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Warranty Liabilities

We provide a 20-year limited warranty on our adjustable-firmness beds. The customer participates over the last 18 years of the warranty period by paying a portion of the retail value of replacement parts. Estimated warranty costs are expensed at the time of sale based on historical claims incurred by us and are adjusted for any current trends as appropriate. Actual warranty claim costs could differ from these estimates. We classify as noncurrent those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
2007	$10,223	$10,373	$11,093	$9,503
2006	7,649	13,521	10,947	10,223
2005	3,844	12,536	8,731	7,649

The increases in warranty liabilities from 2005 to 2006 reflects higher sales volume, increased claim rates and a correction in warranty accruals in 2006 to include freight costs which had not been included in prior periods. This correction had an immaterial impact on 2006 and prior period financial results.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under our revolving credit facility, and other current assets and liabilities approximate fair value because of their short-term maturity.

Revenue Recognition

Revenue is recognized when the sales price is fixed or determinable, collectibility is reasonably assured and title passes. Amounts billed to customers for delivery and set up are included in net sales. Revenue is reported net of estimated sales returns and excludes sales taxes.

We accept sales returns up to 30 nights following the sale. The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Cost of Sales, Sales and Marketing, General and Administrative (“G&A”) and Research & Development (“R&D”) Expenses

The following tables summarize the primary costs classified in each major expense category (the classification of which may vary within our industry):

Cost of Sales	Sales & Marketing

•     Costs associated with purchasing, manufacturing, shipping, handling and delivering our products to our stores and customers;

•     Physical inventory losses, scrap and obsolescence;

•     Related occupancy and depreciation expenses; and

•     Estimated costs to service warranty claims of customers.

•     Advertising and media production;

•     Marketing and selling materials such as brochures, videos, customer mailings and in-store signage;

•     Payroll and benefits for sales and customer service staff;

•     Store occupancy costs;

•     Store depreciation expense; and

•     Promotional financing costs.

G&A	R&D(1)

•     Payroll and benefit costs for corporate employees, including information technology, legal, human resources, finance, sales and marketing administration, investor relations and risk management;

•     Occupancy costs of corporate facilities;

•     Depreciation related to corporate assets;

•     Information hardware, software and maintenance;

•     Insurance;

•     Investor relations costs; and

•     Other overhead costs.

•     Internal labor and benefits related to research and development activities;

•     Outside consulting services related to research and development activities; and

•     Testing equipment related to research and development activities.

(1)  Costs incurred in connection with R&D are charged to expense as incurred.

Operating Leases

We rent office and manufacturing space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and certain building operating expenses. We also rent retail space under operating leases which, in addition to the minimum lease payments, may require payment of contingent rents based upon sales levels and payment of a proportionate share of the real estate taxes and certain building operating expenses.

Rent expense is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in other current liabilities or other long-term liabilities, as appropriate. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. At December 29, 2007, and December 30, 2006, deferred rent included in other current liabilities in our consolidated balance sheets was $174,000 and $0, respectively, and deferred rent included in other long-term liabilities in our consolidated balance sheets was $4.7 million and $3.9 million, respectively.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Leasehold improvements that are funded by landlord incentives or allowances under an operating lease are recorded as deferred rent, in other current liabilities or other long-term liabilities, as appropriate and amortized as reductions to rent expense over the lease term.

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales levels, are contingent rents and are excluded from minimum lease payments and included in the determination of total rent expense when it is probable the expense has been incurred and the amount is reasonably estimable. Future payments for real estate taxes and certain building operating expenses for which we are obligated are not included in minimum lease payments.

We also lease delivery trucks associated with our home delivery service, which in addition to the minimum lease payments, require payment of a management fee and contain certain residual value guarantee provisions that would become due at the expiration of the operating agreement if the fair value of the leased vehicles is less than the guaranteed residual value. The guaranteed residual value at lease expiration is $684,000. Historically, we have not been required to pay amounts related to these guaranties. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease is remote and thus, we have not recognized a liability.

Pre-opening Costs

Costs associated with the start up and promotion of new store openings are expensed as incurred.

Advertising Costs

We incur advertising costs associated with print and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $109.9 million, $105.3 million and $89.4 million, in 2007, 2006 and 2005, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheets were $1.3 million and $555,000 as of December 29, 2007, and December 30, 2006, respectively.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we do obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and an analysis of incurred but not reported claims. Our self-insurance liability was $4.8 million and $3.4 million, at December 29, 2007, and December 30, 2006, respectively, and is included in other current liabilities in our consolidated balance sheets.

Stock-Based Compensation

At the beginning of 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified prospective transition method. SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity compensates employees through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award, or to their eligible retirement date, if earlier. We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options and resulting compensation expense. The most significant inputs into the Black-Scholes-Merton option-pricing model are exercise price, our estimate of expected stock price volatility and the weighted average expected life of the options.

SFAS No. 123R requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption. Total cash flows remain unchanged from those reported in periods prior to adoption.

We followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options and employee stock purchase plan (“ESPP”) prior to the adoption of SFAS No. 123R. No compensation expense was recognized

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

for share purchase rights granted in connection with the issuance of stock options under our employee stock option plan or employee stock purchase plan; however, compensation expense was recognized in connection with the issuance of restricted share grants. See Note 7, Shareholders’ Equity, for additional information on stock-based compensation.

Results of operations for 2005 have not been restated to reflect recognition of stock-based compensation expense. If compensation expense for employee stock-based compensation had been determined based on the fair value at the grant dates consistent with the methods provided in SFAS No. 123, our net income and net income per share for the year ended December 31, 2005 would have been as follows (in thousands, except per share amounts):

2005

Net income, as reported	$43,767
Stock-based compensation cost, net of tax, included in net income	490
Stock-based compensation cost, net of tax, if fair value method had been applied	(4,392)
Net income, pro forma	$39,865

Net income per share:
Basic – as reported	$0.82
Basic – pro forma	0.75

Diluted – as reported	$0.76
Diluted – pro forma	0.69

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for any portion of deferred tax assets that are not considered more likely than not to be realized.

Effective December 31, 2006, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 and related interpretations define when benefits of tax positions in the financial statements are recognized and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The adoption of FIN No. 48 and related interpretations did not materially affect our consolidated financial statements and, as a result, we did not record any cumulative effect adjustment upon adoption.

We classify interest and penalties on tax uncertainties as a component of income tax expense in our consolidated statements of operations. The total amount of interest and penalties recorded in liabilities as of the date of adoption of FIN No. 48 was immaterial.

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

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Sources of Supply

We currently obtain materials and components used to produce our beds from outside sources. As a result, we are dependent upon suppliers that in some instances, are our sole source of supply. We are continuing our efforts to dual-source key components. The failure of one or more of our suppliers to provide us with materials or components on a timely basis could significantly impact our consolidated results of operations and net income per share. We believe we can obtain these raw materials and components from other sources of supply in the ordinary course of business, if necessary.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. However, on December 14, 2007, the FASB issued FASB Staff Position (“FSP”) FAS 157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. We will adopt SFAS No. 157, as it relates to our financial assets and liabilities for our 2008 fiscal year beginning December 30, 2007. We have evaluated the new statement, as it relates to our financial assets and liabilities and have determined that it will not have a material impact on our consolidated financial statements. We do not expect the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in net income at each subsequent reporting date. SFAS No. 159 is effective for our 2008 fiscal year beginning December 30, 2007. We have evaluated the new statement and have determined that it will not have a material impact on our consolidated financial statements.

(2)	Marketable Debt Securities

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

During 2007, marketable debt securities with a cost of $64.4 million were sold at a realized loss of $270,000. Realized gains and losses are included in other (expense) income, net in the consolidated statements of operations.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Marketable debt securities are summarized as follows (in thousands):

December 29, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Total marketable debt securities	$—	$—	$—	$—

December 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$5,998	$—	$(23)	$5,975
Municipal securities	75,358	—	(279)	75,079
Total marketable debt securities	$81,356	$—	$(302)	$81,054

(3)	Inventories

Inventories consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Raw materials	$10,685	$6,576
Work in progress	225	111
Finished goods	21,607	17,433
	$32,517	$24,120

Our finished goods inventory, as of December 29, 2007, was comprised of $5.9 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $10.0 million of finished components that were ready for assembly for the completion of beds, and $5.7 million of retail accessories.

Our finished goods inventory, as of December 30, 2006, was comprised of $5.9 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $6.5 million of finished components that were ready for assembly for the completion of beds, and $5.0 million of retail accessories.

(4)	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Land	$1,999	$—
Leasehold improvements	94,451	77,209
Office furniture and equipment	5,109	3,693
Production machinery, computer equipment and software	81,770	64,814
Less: Accumulated depreciation and amortization	(102,920)	(86,332)
	$80,409	$59,384

During 2007, 2006 and 2005, we recorded asset impairment charges of $409,000, $6.0 million and $162,000, respectively. During 2007, we determined that certain store assets at underperforming stores were impaired and recognized impairment charges for the difference between fair value and carrying amount. Our 2006 asset impairment charges were comprised of $5.4 million resulting from the abandonment of software we had been developing and $609,000 resulting from the difference between the fair value and carrying amount of impaired store assets. During 2006, we abandoned certain internal use software we had been developing and committed to a plan to implement SAP®-based applications with an expected

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

implementation in the second half of 2008. Our 2005 asset impairment charges of $162,000 were related to impaired store assets.

(5)	Leases

Rent expense was as follows (in thousands):

	2007	2006	2005
Facility Rents:
Minimum rents	$32,663	$27,579	$23,619
Contingent rents	7,564	9,443	8,246
Total	$40,227	$37,022	$31,865
Equipment rents	$2,753	$2,484	$2,873

The aggregate minimum rental commitments under operating leases for subsequent years are as follows (in thousands):

2008	$36,152
2009	33,118
2010	29,684
2011	24,524
2012	19,798
Thereafter	36,765
$180,041

(6)	Credit Agreement

In June 2006, we entered into a five-year Syndicated Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”). The Credit Agreement provides for a $100.0 million senior unsecured revolving credit facility available to be used by us for general corporate purposes. Borrowings available under the credit facility can be increased by an additional amount up to $75.0 million. The Credit Agreement terminates in 2011.

At December 29, 2007, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate or the federal funds rate plus 0.4%) or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 0.4% depending on our leverage ratio, as defined. We also pay certain facility and agent fees. We are subject to certain financial covenants under the agreement principally consisting of maximum leverage and minimum interest coverage ratios. At December 29, 2007, we were not in compliance with the minimum interest coverage ratio requirements and have obtained a waiver of the debt covenant from the Lenders. Effective February 1, 2008, we amended the Credit Agreement. See Note 12, Subsequent Events.

We had borrowings of $37.9 million outstanding under the credit facility as of December 29, 2007, and no outstanding borrowings as of December 30, 2006. As of December 29, 2007, the interest rate on borrowings outstanding under the credit agreement was 5.2%. The amounts outstanding under letters of credit reduce the amount available under this facility. At December 29, 2007, and December 30, 2006, $62.1 million and $100.0 million, respectively, were available under this facility.

(7)	Shareholders’ Equity

Stock-Based Compensation Plans

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors (“Board”). At December 29, 2007, a total of 1,570,000 shares were available for future grant under the 2004 stock plan. Stock option awards are granted at exercise prices equal to the closing price of our stock on the date of grant. Generally, options vest proportionally

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

over periods of three to four years from the dates of the grant and expire after ten years. Compensation expense is recognized ratably over the vesting period.

Stock Options

A summary of our stock option activity for the year ended December 29, 2007, is as follows (in thousands, except per share amounts):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)

Outstanding at December 30, 2006	5,539	$11.43	6.13	$33,952
Granted	533	18.16
Exercised	(566)	6.16
Canceled/Forfeited	(232)	17.66
Outstanding at December 29, 2007	5,274	$12.40	5.61	$7,749

Exercisable at December 29, 2007	3,646	$8.80	4.37	$7,749

(1)  Aggregate intrinsic value includes only those options where the exercise price is equal to or greater than the share price on the date of grant.

Other information pertaining to options for the years ended December 29, 2007; December 30, 2006; and December 31, 2005 is as follows (in thousands, except per share amounts):

	2007	2006	2005

Weighted-average grant date fair value of stock options granted	$8.94	$12.69	$7.46
Total intrinsic value (at exercise) of stock options exercised	$6,637	$28,507	$14,020
Cash received from the exercise of stock options	$3,489	$8,809	$8,413
Stock-based compensation expense recognized in the consolidated statements of operations	$4,528	$6,612	$—
Excess income tax benefits from exercise of stock options	$1,497	$8,565	$3,758

At December 29, 2007, there was $10.2 million of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 2.6 years.

Determining Fair Value

We estimated the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach. A description of significant assumptions used to estimate the expected volatility, risk-free interest rate and expected term was as follows:

Expected Volatility – Expected volatility was determined based on implied volatility of our traded options and historical volatility of our stock price.

Risk-Free Interest Rate – The risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term equal to the expected term.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Expected Term – Expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock-based awards.

The assumptions used to calculate the fair value of awards granted during 2007, 2006, and 2005 using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions(1)	2007	2006	2005

Expected dividend yield	0%	0%	0%
Expected volatility	50%	50%	60%
Risk-free interest rate	4.7%	4.7%	4.0%
Expected term (in years)	5.2	5.6	5.0
(1) Forfeitures are estimated using historical experience and projected employee turnover.

Restricted and Performance Stock

We issue restricted and performance stock awards to certain employees in conjunction with our share-based compensation plan. The awards cliff-vest at four, five or ten years of service based on continued employment (“time based”). Compensation expense related to time based stock awards is determined on the grant-date based on the publicly quoted fair market value of our common stock and is charged to earnings on a straight-line basis over the vesting period. Performance stock may be earned and become vested in a specific percentage depending upon the extent to which the target performance is met as of the last day of the performance cycle (“performance based”). Total compensation expense related to time based restricted and performance based stock awards was $1.7 million, $1.7 million and $794,000, for the years ended December 29, 2007; December 30, 2006; and December 31, 2005, respectively. All outstanding restricted and performance stock awards were unvested at December 29, 2007; December 30, 2006; and December 31, 2005. Restricted and performance stock activity was as follows for the year ended December 29, 2007 (in thousands, except per share amounts):

	Restricted Stock	Weighted-Average Grant Date Fair Value	Performance Stock	Weighted- Average Grant Date Fair Value

Outstanding at December 30, 2006	395	$14.90	148	$21.93
Granted	140	18.00	104	19.66
Canceled/Forfeited	(107)	15.16	(100)	20.31

Outstanding at December 29, 2007	428	$15.84	152	$21.44

At December 29, 2007, there was $5.2 million of unrecognized compensation expense related to non-vested restricted and performance share awards, which is expected to be recognized over a weighted-average period of 2.5 years.

Repurchases of Common Stock

On April 20, 2007, our Board authorized the repurchase of up to an additional $250.0 million of our common stock. During 2007, we repurchased and retired 7,617,000 shares through open market purchases at a cost of $131.9 million (based on trade dates), respectively. During 2006, we repurchased and retired 3,889,000 shares through open market purchases at a cost of $79.7 million (based on trade dates). As of December 29, 2007, the remaining authorization under our share repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares.

The cost of stock repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	2007	2006	2005

Net income	$27,620	$47,183	$43,767

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	46,536	52,837	53,357
Effect of dilutive securities:
Options	1,455	2,529	2,521
Warrants	—	28	1,497
Restricted shares	301	193	299
Diluted weighted-average shares outstanding	48,292	55,587	57,674

Net income per share – basic	$0.59	$0.89	$0.82
Net income per share – diluted	0.57	0.85	0.76

Additional potentially dilutive stock options totaling 2,441,000, 1,077,000 and 974,000 for the years 2007, 2006 and 2005 have been excluded from diluted EPS because these securities’ exercise prices were greater than the average market price of our common shares.

(8)	Other (Expense) Income, Net

Other (expense) income consisted of the following (in thousands):

	2007	2006	2005
Interest income	$1,079	$3,018	$2,174
Interest expense	(1,163)	—	—
Capitalized interest expense	314	—	—
Realized loss on sales of marketable debt securities	(270)	—	—
Other (expense) income, net	$(40)	$3,018	$2,174

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(9)	Income Taxes

The (provision) benefit for income taxes consisted of the following (in thousands):

	2007	2006	2005
Current:
Federal	$(19,454)	$(30,572)	$(23,785)
State	(3,672)	(5,738)	(4,564)
	(23,126)	(36,310)	(28,349)
Deferred:
Federal	6,348	6,387	1,047
State	932	1,278	306
	7,280	7,665	1,353
Income tax expense	$(15,846)	$(28,645)	$(26,996)

Effective tax rates differ from statutory federal income tax rates as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	3.8	3.9
Other	(2.6)	(1.0)	(0.8)
	36.5%	37.8%	38.1%

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2007	2006
Deferred tax assets:
Current:
Compensation and benefits	$3,399	$2,965
Warranty and returns liabilities	2,332	2,481
Other	1,085	339
Long-term:
Property and equipment	13,502	10,159
Stock-based compensation	3,610	2,020
Deferred rent and lease incentives	3,261	3,107
Warranty liability	2,824	3,030
Net operating and capital loss carryforwards	101	61
Other	2,320	898
Total gross deferred tax assets	32,434	25,060
Valuation allowance	(94)	—
Total net deferred tax assets	$32,340	$25,060

We believe that it is more likely than not that we will generate sufficient taxable income to utilize our deferred tax assets, including net operating loss carryforwards, within any applicable carryover periods.

The $94,000 valuation allowance at December 29, 2007, related to a capital loss carryforward that will expire in 2012 if not utilized.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

At December 29, 2007, and December 31, 2006 (the FIN No. 48 date of adoption), the total amounts of unrecognized tax benefits for uncertain tax positions were $97,000 and $252,000, respectively, that if recognized, would impact the effective tax rate. The unrecognized tax benefits have not changed materially since the date of adoption and are not expected to change materially within the next 12 months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2007 was as follows (in thousands):

	Federal And State Tax	Accrued Interest And Penalties	Gross Unrecognized Income Tax Benefits
Balance December 31, 2006	$228	$24	$252
Increases related to prior-year tax positions	—	8	8
Decreases related to prior-year tax positions	(24)	—	(24)
Lapse of statute of limitations	(107)	(32)	(139)
Balance December 29, 2007	$97	$—	$97

In 2007, 2006 and 2005, we included $8,000, $10,000 and $8,000, respectively, of penalties and interest in income tax expense.

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2004. We are no longer subject to state income tax examinations for years prior to 2003.

(10) Employee Benefit Plans

Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2007, 2006 and 2005, our contributions, net of forfeitures, were $2.8 million, $2.5 million and $2.2 million, respectively.

Employee Stock Purchase Plan

We have an employee stock purchase plan which permits employees to purchase our common stock at a discount based on the average price of the stock on the last business day of the offering period (calendar quarter basis). Purchases are funded by employee payroll deductions during the offering period. We reduced the discount from 15% to 5% effective beginning with the third quarter of 2005. Employees purchased 68,670 shares in 2007, 60,464 shares in 2006, and 123,416 shares in 2005 under this plan. At December 29, 2007, and December 30, 2006, ESPP participants had accumulated $192,000 and $272,000, respectively, to purchase our common stock.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(11)	Commitments and Contingencies

We are involved in various legal proceedings arising in the ordinary course of business. In the opinion of management, any losses that may occur from these matters are adequately covered by insurance or are provided for in the consolidated financial statements if the liability is probable and estimable in accordance with generally accepted accounting principles. The ultimate outcome of these matters are not expected to have a material effect on our consolidated results of operations or financial position. We expense legal costs for these matters as incurred.

Consumer Credit Arrangements

We refer customers seeking extended financing to certain third party financiers (Card Servicers). The Card Servicers, if credit is granted, establish the interest rates, fees, and all other terms and conditions of the customer accounts based on their evaluation of the creditworthiness of the customers. As the receivables are owned by the Card Servicers, at no time are the receivables purchased or acquired from us. We are not liable to Card Servicers for our customers credit defaults. In connection with customer purchases financed under these arrangements, the Card Servicers pay us an amount equal to the total amount of such purchases, net of promotional related discounts. The amounts financed and uncollected from Card Servicers under the program were included in accounts receivable and totaled $1.6 million and $2.6 million as of December 29, 2007, and December 30, 2006, respectively.

Termination of our agreements with Card Servicers, any material change to the terms of agreements with Card Servicers or in the availability or terms of credit for our customers from Card Servicers, or any delay in securing replacement credit sources, could materially affect our consolidated results of operations or financial position.

At December 29, 2007, we were not in compliance with our private label credit card program minimum interest coverage ratio. Effective February 1, 2008, we amended the Amended and Restated Private Label Consumer Credit Program Agreement to revise the minimum coverage ratio. See Note 12, Subsequent Events.

Commitments

As of December 29, 2007, we had $305.2 million of inventory purchase commitments with our suppliers as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not expect potential payments under these provisions to materially affect our consolidated results of operations or financial position.

At December 29, 2007, we had entered into lease commitments for future retail store locations. These lease commitments provide for minimum rentals ranging from 5 to 7 years, which if consummated based on current cost estimates, will approximate $1.0 million annually over the initial lease terms. These minimum rentals have been included in the future minimum lease payments in Note 5, Leases.

(12)	Subsequent Events

Effective February 1, 2008, we amended the Credit Agreement to revise the permissible minimum interest coverage ratio. See Note 6, Credit Agreement, for additional information regarding our Credit Agreement.

Effective February 1, 2008, we amended the Amended and Restated Private Label Consumer Credit Card Program Agreement dated December 14, 2005, to revise the minimum interest coverage ratio. See Note 11, Commitments and Contingencies, for additional information regarding our consumer credit arrangements.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(13)	Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of actual quarterly results for 2007 and 2006 (in thousands, except per share amounts):

2007	Fourth	Third	Second	First
Net sales	$190,672	$213,070	$178,991	$216,509
Gross profit	111,542	131,178	109,527	134,168
Operating income	2,799	19,077	4,803	16,827
Net income	2,168	11,863	2,912	10,677
Net income per share – diluted	0.05	0.26	0.06	0.21

2006	Fourth	Third	Second	First
Net sales	$198,013	$207,661	$188,086	$212,278
Gross profit	120,683	128,661	113,642	127,522
Operating income	16,137	21,906	16,462	18,305
Net income	10,767	13,941	10,741	11,734
Net income per share – diluted	0.20	0.25	0.19	0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 29, 2007.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K and the information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance” in our Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Approval of Selection of Independent Auditors” in our Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated herein by reference.

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

We will furnish a copy of any of the exhibits referred to above at a reasonable cost to any shareholder upon receipt of a written request. Requests should be sent to: Select Comfort Corporation, Investor Relations Department, 9800 59th Avenue North, Minneapolis, Minnesota 55442.

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

6.	Form of Stock Option Award Agreement under the 2004 Stock Incentive Plan

7.	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan

8.	Form of Performance Stock Award Agreement under the 2004 Stock Incentive Plan

9.	Form of Stock Option Award Agreement (Subject to Performance Adjustment) under the 2004 Stock Incentive Plan

10.	Select Comfort Corporation 1999 Employee Stock Purchase Plan, as amended and restated

11.	Select Comfort Profit Sharing and 401(K) Plan – 2007 Restatement

12.	Select Comfort Executive Investment Plan

13.	Select Comfort Executive and Key Employee Incentive Plan

14.	Employment Letter from the Company to William R. McLaughlin dated March 3, 2000

15.	Employment Letter from the Company to William R. McLaughlin dated March 2, 2006

16.	Employment Letter from the Company to Ernie Park dated May 9, 2006

17.	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005

18.	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005

19	Employment Letter from the Company to Keith C. Spurgeon dated February 1, 2002

20.	Separation Agreement between the Company and Keith C. Spurgeon dated April 12, 2007

21.	Summary of Executive Health Program

22.	Summary of Executive Tax and Financial Planning Program

23.	Select Comfort Corporation Executive Severance Pay Plan

24.	Summary of Non-Employee Director Compensation

25.	Amended and Restated Select Comfort Corporation Non-Employee Director Equity Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: February 26, 2008	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer (principal executive officer)

	By:	/s/ James C. Raabe
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

NAME	TITLE	DATE

/s/ Ervin R. Shames	Chairman of the Board	February 21, 2008
Ervin R. Shames

/s/ William R. McLaughlin	Director	February 26, 2008
William R. McLaughlin

/s/ Thomas J. Albani	Director	February 21, 2008
Thomas J. Albani

/s/ Christine M. Day	Director	February 21, 2008
Christine M. Day

/s/ Stephen L. Gulis, Jr.	Director	February 20, 2008
Stephen L. Gulis, Jr.

/s/ Christopher P. Kirchen	Director	February 20, 2008
Christopher P. Kirchen

/s/ David T. Kollat	Director	February 21, 2008
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 21, 2008
Brenda J. Lauderback

/s/ Kristen L. Manos	Director	February 21, 2008
Kristen L. Manos

/s/ Michael A. Peel	Director	February 19, 2008
Michael A. Peel

/s/ Jean-Michel Valette	Director	February 20, 2008
Jean-Michel Valette

SELECT COMFORT CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 29, 2007

Exhibit No.	Description	Method Of Filing

3.1	Third Restated Articles of Incorporation of the Company, as amended	Incorporated by reference to Exhibit 3.1 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

3.2	Articles of Amendment to Third Restated Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 contained in Select Comfort’s Current Report on Form 8-K filed May 16, 2006 (File No. 0-25121)

3.3	Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 contained in Select Comfort’s Current Report on Form 8-K filed May 21, 2007 (File No. 0-25121)

10.1	Net Lease Agreement dated December 3, 1993 between the Company and Opus Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.2	Amendment of Lease dated August 10, 1994 between the Company and Opus Corporation	Incorporated by reference to Exhibit 10.2 contained in the Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.3	Second Amendment to Lease dated May 10, 1995 between the Company and Rushmore Plaza Partners Limited Partnership (successor to Opus Corporation)	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.4	Letter Agreement dated as of October 5, 1995 between the Company and Rushmore Plaza Partners Limited Partnership	Incorporated by reference to Exhibit 10.4 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.5

Third Amendment of Lease, Assignment and Assumption of Lease and Consent dated as of January 1, 1996 among the Company, Rushmore Plaza Partners Limited Partnership and Select Comfort Direct Corporation

Incorporated by reference to Exhibit 10.5 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-25121)

10.7	Fifth Amendment to Lease dated August 28, 2006 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.8	Lease Agreement dated as of September 19, 2002 between the Company and Blind John, LLC (as successor to Frastacky (US) Properties Limited Partnership)	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.9	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.10	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)

10.11	Profit Participation Agreement by and between Opus Northwest LLC and Select Comfort Corporation dated July 26, 2006	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Quarterly report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)

10.12	Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 (File No. 0-25121)

10.13	Select Comfort Corporation 1997 Stock Inventive Plan, as amended and restated	Incorporated by reference to Exhibit 10.8 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25121)

10.14	Form of Incentive Stock Option Agreement under the 1990 and 1997 Stock Plans	Incorporated by reference to Exhibit 10.16 contained in the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.15	Form of Performance Based Stock Option Agreement under the 1990 and 1997 Stock Plans	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.16	Select Comfort Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)	Incorporated by reference to Exhibit 10.16 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.17	Form of Stock Option Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.18	Form of Restricted Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.19	Form of Performance Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.20	Form of Stock Option Award Agreement (Subject to Performance Adjustment) under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.21	Select Comfort Corporation 1999 Employee Stock Purchase Plan, as Amended	Incorporated by reference to Exhibit 10.12 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.22	Select Comfort Profit Sharing and 401(K) Plan – 2007 Restatement	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.23	Select Comfort Executive Investment Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.24	Select Comfort Executive and Key Employee Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)

10.25	Employment Letter from the Company to William R. McLaughlin dated March 3, 2000	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File No. 0-25121)

10.26	Employment Letter from the Company to William R. McLaughlin dated March 2, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed March 6, 2006 (File No. 0-25121)

10.27	Employment Letter from the Company to Ernie Park dated May 9, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed May 15, 2006 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.28	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.29	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005	Incorporated by reference to Exhibit 10.18 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.30	Employment Letter from the Company to Keith C. Spurgeon dated February 1, 2002	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (File No. 0-25121)

10.31	Separation Agreement between the Company and Keith C. Spurgeon dated April 12, 2007	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-25121)

10.32	Summary of Executive Health Program	Incorporated by reference to Exhibit 10.36 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.33	Summary of Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed January 3, 2005 (File No. 0-25121)

10.34	Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed February 26, 2007 (File No. 0-25121)

10.35	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.32 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.36	Amended and Restated Select Comfort Corporation Non-Employee Director Equity Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed May 1, 2006 (File No. 0-25121)

10.37	Supply Agreement dated October 3, 2006 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.39 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.38	Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of December 14, 2005 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed December 20, 2005 (File No. 0-25121)

10.39

First Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of April 23, 2007 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed April 27, 2007 (File No. 0-25121)

10.40

Second Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of February 1, 2008 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation

Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Current Report on Form 8-K filed February 7, 2008 (File No. 0-25121)

10.41	Amended and Restated Exclusive Supplier Agreement between Radisson Hotels International, Inc. and Select Comfort Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-25121)

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

10.42

Amendment No. 1 to Credit Agreement dated as of June 28, 2007 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed February 7, 2008 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.43

Amendment No. 2 to Credit Agreement dated as of February 1, 2008 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed February 7, 2008 (File No. 0-25121)

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

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts
2007	$529	$1,035	$688	$876
2006	552	676	699	529
2005	685	444	577	552

Accrued sales returns (1)
2007	$3,907	$43,716	$43,872	$3,751
2006	5,403	42,508	44,004	3,907
2005	5,038	38,617	38,252	5,403

____________________

(1)	The decrease in accrued sales returns in fiscal 2006 compared to fiscal 2005 was principally due to a change in contractual terms with a wholesale customer.