Form 10-Q
period 2008-03-29
SELECT COMFORT CORP
filed 2008-05-08
CIK 827187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2008

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
YES ☐    NO ☒

As of April 25, 2008, 44,894,600 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

PART I:   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	(unaudited) March 29, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$6,203	$7,279
Accounts receivable, net of allowance for doubtful accounts of $1,126 and $876, respectively	7,488	18,902
Inventories	25,655	32,517
Prepaid expenses	11,065	9,816
Deferred income taxes	6,552	6,796
Other current assets	2,868	3,833
Total current assets	59,831	79,143
Property and equipment, net	83,811	80,409
Deferred income taxes	27,445	25,543
Other assets	3,749	5,394
Total assets	$174,836	$190,489

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving credit facility	$43,475	$37,890
Accounts payable	52,575	69,775
Customer prepayments	9,299	8,327
Accruals:
Sales returns	3,456	3,751
Compensation and benefits	17,459	14,865
Taxes and withholding	3,921	4,812
Other current liabilities	7,953	9,723
Total current liabilities	138,138	149,143

Non-current liabilities:
Warranty liabilities	6,705	6,747
Capital lease obligations	410	—
Other long-term liabilities	11,583	10,473
Total non-current liabilities	18,698	17,220
Total liabilities	156,836	166,363

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 44,834 and 44,597 shares issued and outstanding, respectively	448	446
Additional paid-in capital	1,005	—
Retained earnings	16,547	23,680
Total shareholders’ equity	18,000	24,126
Total liabilities and shareholders’ equity	$174,836	$190,489

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	$168,165	$216,509
Cost of sales	71,239	82,341
Gross profit	96,926	134,168

Operating expenses:
Sales and marketing	90,600	98,138
General and administrative	16,161	17,619
Research and development	874	1,584
Asset impairment charges	333	—
Total operating expenses	107,968	117,341
Operating (loss) income	(11,042)	16,827
Other (expense) income, net	(246)	394
(Loss) income before income taxes	(11,288)	17,221
Income tax (benefit) expense	(4,155)	6,544
Net (loss) income	$(7,133)	$10,677

Net (loss) income per share – basic	$(0.16)	$0.21
Weighted average shares – basic	44,058	49,713

Net (loss) income per share – diluted	$(0.16)	$0.21
Weighted average shares – diluted	44,058	51,798

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited – in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 29, 2007	44,597	$446	$—	$23,680	$24,126
Exercise of common stock options	19	—	34	—	34
Tax benefit from stock-based compensation	—	—	3	—	3
Stock-based compensation	—	—	813	—	813
Issuances of common stock	218	2	155	—	157
Net loss	—	—	—	(7,133)	(7,133)
Balance at March 29, 2008	44,834	$448	$1,005	$16,547	$18,000

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net (loss) income	$(7,133)	$10,677
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,858	6,803
Stock-based compensation	813	2,072
Excess tax benefits from stock-based compensation	(2)	(756)
Disposals and impairments of assets	339	10
Changes in deferred income taxes	(1,658)	1
Changes in operating assets and liabilities:
Accounts receivable	11,414	(2,380)
Inventories	6,862	(915)
Prepaid expenses and other assets	1,352	(478)
Accounts payable	(4,777)	10,016
Customer prepayments	972	653
Accrued sales returns	(295)	872
Accrued compensation and benefits	2,607	(2,378)
Accrued taxes and withholding	(888)	4,587
Warranty liabilities	(59)	(386)
Other accruals and liabilities	(796)	(873)
Net cash provided by operating activities	14,609	27,525

Cash flows from investing activities:
Purchases of property and equipment	(10,274)	(8,395)
Proceeds from sales and maturity of marketable debt securities	—	29,796
Net cash (used in) provided by investing activities	(10,274)	21,401

Cash flows from financing activities:
Net decrease in short-term borrowings	(5,591)	(370)
Repurchases of common stock	—	(43,825)
Proceeds from issuance of common stock	178	1,170
Excess tax benefits from stock-based compensation	2	756
Net cash used in financing activities	(5,411)	(42,269)

(Decrease) increase in cash and cash equivalents	(1,076)	6,657
Cash and cash equivalents, at beginning of period	7,279	8,819
Cash and cash equivalents, at end of period	$6,203	$15,476

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.   Basis of Financial Statement Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended March 29, 2008 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 29, 2008, and December 29, 2007 and the results of operations and cash flows for the periods presented. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Operating results for any quarterly period may not be indicative of operating results for the full-year.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Future results could be materially affected if actual results differ from these estimates and assumptions. Critical accounting policies consist of asset impairment charges, stock-based compensation, self-insured liabilities, warranty liabilities and revenue recognition.

New Accounting Pronouncements

We adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” on December 30, 2007, the beginning of our 2008 fiscal year. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. Accordingly, our adoption related only to financial assets and liabilities. At December 30, 2007, and March 29, 2008, we had no financial assets or liabilities which required a fair value measurement on a recurring basis.

We adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” on December 30, 2007, the beginning of our 2008 fiscal year. SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected are reported as a cumulative adjustment to beginning retained earnings. We did not elect the Fair Value Option. If we had elected the Fair Value Option for certain financial assets and liabilities, we would report unrealized gains and losses due to changes in their fair value in net income at each subsequent reporting date. The adoption of this statement had no impact on our consolidated financial statements.

2.   Marketable Debt Securities

Through December 30, 2006, we classified our marketable debt securities as “held-to-maturity” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We historically valued our marketable debt securities at amortized cost based upon our intent and ability to hold these securities to maturity.

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

We did not hold any marketable debt securities at March 29, 2008, or December 29, 2007.

3.   Inventories

Inventories consisted of the following (in thousands):

	March 29, 2008	December 29, 2007
Raw materials	$7,498	$10,685
Work in progress	176	225
Finished goods	17,981	21,607
Inventories	$25,655	$32,517

4.   Debt

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

At March 29, 2008, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate or the federal funds rate plus 0.6%) or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 0.6% depending on our leverage ratio, as defined. We also pay certain facility and agent fees. We are subject to certain financial covenants under the agreement principally consisting of maximum leverage and minimum interest coverage ratios.

We had outstanding borrowings of $43.5 million and $37.9 million, under the credit facility as of March 29, 2008, and December 29, 2007, respectively. As of March 29, 2008, and December 29, 2007, interest rates on borrowings outstanding under the Credit Agreement were 3.6% and 5.2%, respectively. Amounts outstanding under letters of credit reduce the amount available under this facility. At March 29, 2008, and December 29, 2007, $54.5 million and $62.1 million, respectively, were available under this credit facility.

Effective February 1, 2008, the Credit Agreement related to our revolving credit facility was amended to revise the permissible minimum interest coverage ratio and, as of the end of the first quarter of fiscal 2008, we were in full compliance with all financial covenants. We currently believe, however, that we may fall out of compliance with certain of the financial covenants under the Credit Agreement at the end of the second quarter of fiscal 2008 or thereafter. We are currently working with our lenders to amend the Credit Agreement to provide greater flexibility and to reduce the risk of future noncompliance with the financial covenants. While we believe we can negotiate an acceptable amendment, there can be no assurance that we will be successful in obtaining a satisfactory amendment of the Credit Agreement that will provide sufficient flexibility under the financial covenants. In addition, any amendment of the Credit Agreement may significantly increase the cost of credit provided under the credit facility and related expenses, which may adversely impact our profitability. Failure to obtain an amendment of the Credit Agreement could have a material adverse effect on our liquidity and on our ability to conduct our business.

Whether or not we are successful in obtaining an amendment of the Credit Agreement, we may need to or may choose to seek additional capital through the issuance of debt or equity securities. The issuance of any additional debt securities could materially and adversely impact our profitability and financial condition. The issuance of additional equity securities could be substantially dilutive to our existing shareholders.

Our agreement under which GE Money Bank offers to our qualified customers a revolving credit arrangement to finance purchases from us (the “GE Agreement”) contains the same financial covenants that are in the Credit Agreement as now in effect. If we were to fall out of compliance with the covenants in the GE Agreement, GE Money Bank could request that we provide collateral in the form of a letter of credit, which would further constrain our liquidity. We are currently working with GE Money Bank to amend the GE Agreement to provide greater flexibility and to reduce the risk of future noncompliance with the financial covenants, consistent with the amendments being discussed under the Credit Agreement. There can be no assurance, however, that we will be successful in obtaining a satisfactory amendment of the GE Agreement. If it becomes necessary to provide a letter of credit under the GE Agreement and we are unable to supply a satisfactory letter of credit, GE Money Bank could take action to terminate the GE Agreement. Termination of the GE Agreement, or any material change to the terms of the GE Agreement, or in the availability or terms of credit for our customers under the GE Agreement, or any delay in securing replacement credit sources, could have a material adverse effect on our sales, profitability and financial condition.

Capital Lease

During the first quarter of fiscal 2008, we entered into a capital lease totaling $562,000 for certain computer equipment. At March 29, 2008, $152,000 was included in other current liabilities and $410,000 was included in capital lease obligations in our consolidated balance sheet.

5.   Repurchases of Common Stock

On April 20, 2007, our Board of Directors authorized the repurchase of up to an additional $250.0 million. We did not repurchase any shares during the three months ended March 29, 2008. We repurchased and retired 2,359,000 shares through open market purchases at a cost of $42.8 million (based on trade dates), respectively, during the three months ended March 31, 2007. As of March 29, 2008, the remaining authorization under our share repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares.

6.   Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors. Stock-based compensation awards are generally granted annually during the first quarter. We have awarded stock options, performance shares and restricted stock under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized ratably over the vesting period of each grant, which is generally four years. Stock-based compensation expense for the three months ended March 29, 2008, and March 31, 2007, was $813,000 and $2.1 million, respectively. The year-over-year decline in stock-based compensation expense was primarily due to an increase in our estimated forfeiture rates resulting from recent workforce reductions.

7.   Asset Impairment Charges

During the three months ended March 29, 2008, we determined that certain store assets at two underperforming stores were impaired and recognized an impairment charge of $333,000 for the difference between the fair value and the carrying amount. We did not record any asset impairment charges during the three months ended March 31, 2007.

8.   Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Interest income	$88	$623
Interest expense	(516)	(224)
Capitalized interest expense	182	—
Realized loss on sales of marketable debt securities	—	(5)
Other (expense) income, net	$(246)	$394

9.   Net (Loss) Income per Common Share

The following computations reconcile net (loss) income per share – basic with net (loss) income per share – diluted (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net (loss) income	$(7,133)	$10,677

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	44,058	49,713
Effect of dilutive securities:
Options	—	1,879
Warrants	—	1
Restricted shares	—	205

Diluted weighted-average shares outstanding	44,058	51,798

Net (loss) income per share – basic	$(0.16)	$0.21
Net (loss) income per share – diluted	$(0.16)	$0.21

For the three months ended March 29, 2008, and March 31, 2007, respectively, we excluded potentially dilutive stock options totaling 3.9 million and 1.4 million from diluted net (loss) income per share because these securities’ exercise prices were greater than the average market price of our common shares. In addition, for the three months ended March 29, 2008, we excluded 312,000 shares of restricted stock and 561,000 stock options from diluted net (loss) income per share as their inclusion would have had an anti-dilutive effect on our net loss per diluted share.

10.   Commitments and Contingencies

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

11.   Subsequent Event – Legal Proceedings

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserts various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and seeks class certification. The complaint alleges that products sold by us prior to 2006 had a unique propensity to develop mold, alleges that the plaintiff suffered adverse health effects, and seeks various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. As of May 8, 2008, no accrual had been established as we believe that the complaint is without merit and intend to vigorously defend the claims.

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

Risk Factors

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included herein. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projects,” “predicts,” “potential” or “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors known to us that could cause such material differences are identified and discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which discussion is incorporated herein by reference. These important factors include, but are not limited to:

•

Marketing Effectiveness and Efficiency – the effectiveness of our marketing messages and the efficiency of our advertising expenditures and other marketing programs in building product and brand awareness, driving traffic to our points of sale and increasing sales;

•	Consumer Acceptance – the level of consumer acceptance of our products, new product offerings and brand image;

•	Liquidity and Capital Resources – our ability to obtain sufficient liquidity and capital resources to fund our operations and the increasing cost of credit;

•	Need for Continuous Product Improvement – our ability to continuously improve our products to offer new and enhanced consumer benefits, better quality and reduced costs;

•	Competition – the level of competition in the mattress industry and our ability to successfully identify and respond to emerging and competitive trends in the mattress industry;

•

Execution of Our Retail Distribution Strategy – our ability to execute our retail store distribution strategy, including increasing sales and profitability through our existing stores, securing suitable and cost-effective locations for additional retail stores and cost-effectively closing under-performing store locations;

•	International Growth – our ability to cost-effectively execute plans to expand our distribution internationally;

•	Consumer Credit – the availability of consumer credit and our ability to provide cost-effective consumer credit options;

•

Sources of Supply – our ability to secure adequate sources of supply at reasonable cost, especially considering our single sources of supply for some components and just-in-time manufacturing processes, as well as potential shortages of commodities;

•

Inflationary Pressures – rising fuel and commodity costs, as well as fluctuating currency rates and increasing industry regulatory requirements, which may increase our cost of goods and may adversely impact our profitability or our ability to maintain sales volumes to the extent that we choose to increase prices;

•

Impact of Federal Flame Retardancy Standards – new federal flame retardancy standards for mattress products effective since mid-2007, which have added compliance costs to our business and have added risks of non-compliance, which could disrupt our business;

•

Management Information Systems – our current management information systems, which may not adequately meet the requirements of our evolving business, and our ability to successfully implement our planned SAP®-based enterprise-wide information technology architecture;

•

Retention of Senior Leadership and other Key Employees – our ability to retain senior leadership and other key employees, including qualified retail store management and sales professionals, in the wake of recent business performance that has not met our expectations;

•

General Economic Conditions and Consumer Confidence – adverse trends in general economic conditions, including in particular the housing market, retail trends and consumer confidence, and the possibility of an economic recession; and

•	Global Events – global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

We are executing against a defined strategy which focuses on the following key components:

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

Highlights

Key financial highlights for the three months ended March 29, 2008 were as follows:

•	Net loss totaled $7.1 million, or $0.16 per diluted share, compared with net income of $10.7 million or $0.21 per diluted share, for the same period one year ago.

•

Net sales decreased 22% to $168.2 million, compared with $216.5 million for the same period one year ago, primarily due to a 25% comparable-store sales decline for our company-owned retail stores, partially offset by 34 net new company-owned retail stores opened in the past 12 months.

•

Our gross profit rate decreased to 57.6% of net sales, compared with 62.0% of net sales for the same period last year. The gross profit rate decrease was primarily due to higher commodity costs, increased material costs for compliance with new fire retardancy standards and for our new bed line launched last year, the deleveraging impact of a 22% sales decrease, and a sales mix shift to lower margin products.

•

Sales and marketing expenses increased to 53.9% of net sales, compared with 45.3% of net sales for the same period one year ago. The rate increase was primarily due to the deleveraging impact of a 25% comparable-store sales decrease.

•	General and administrative expenses declined $1.4 million compared with the prior year, but increased to 9.6% of net sales compared with 8.1% of net sales for the same period one year ago.

•	Cash from operating activities totaled $14.6 million, compared with $27.5 million for the same period one year ago.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	March 29, 2008			March 31, 2007
Net sales	$168.2	100.0%		$216.5	100.0%
Cost of sales	71.2	42.4%		82.3	38.0%
Gross profit	96.9	57.6%		134.2	62.0%

Operating expenses:
Sales and marketing	90.6	53.9%		98.1	45.3%
General and administrative	16.2	9.6%		17.6	8.1%
Research and development	0.9	0.5%		1.6	0.7%
Asset impairment charges	0.3	0.2%		—	0.0%
Total operating expenses	108.0	64.2%		117.3	54.2%
Operating (loss) income	(11.0)	(6.6%	)	16.8	7.8%
Other (expense) income, net	(0.2)	(0.1%	)	0.4	0.2%

(Loss) income before income taxes	(11.3)	(6.7%	)	17.2	8.0%
Income tax (benefit) expense	(4.2)	(2.5%	)	6.5	3.0%
Net (loss) income	$(7.1)	(4.2%	)	$10.7	4.9%

Net (loss) income per share:
Basic	$ (0.16)			$ 0.21
Diluted	$ (0.16)			$ 0.21
Weighted-average number of common shares:
Basic	44.1			49.7
Diluted	44.1			51.8

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Percent of sales:
Retail	78.7%	76.1%
Direct	7.5%	8.7%
E-Commerce	6.9%	6.6%
Wholesale	6.9%	8.6%
Total	100.0%	100.0%

The components of total sales growth, including comparable-store sales changes, were as follows:

	Three Months Ended
	March 29, 2008		March 31, 2007
Sales growth rates:
Comparable-store sales	(25%	)	(11%	)
Net new stores	5%		10%
Retail total	(20%	)	(1%	)
Direct	(32%	)	(11%	)
E-Commerce	(19%	)	27%
Wholesale	(37%	)	37%
Total sales growth	(22%	)	2%

The number of company-operated retail stores and independently owned and operated retail partner doors was as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007

Company-owned retail stores:
Beginning of period	478	442
Opened	7	7
Closed	(4)	(2)
End of period	481	447

Retail partner doors	774	841

Comparison of Three Months Ended March 29, 2008 with Three Months Ended March 31, 2007

Net sales

Net sales decreased 22% to $168.2 million for the three months ended March 29, 2008, compared with $216.5 million for the same period one year ago. The sales decrease was due to a 25% comparable-store sales decline in our company-owned retail stores and a decrease in wholesale, direct and E-Commerce channel sales, partially offset by sales from 34 net new company-owned retail stores opened in the past 12 months. Total sales of mattress units decreased 25% compared to the same period one year ago, and the average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels decreased 4% to $1,630, while sales of other products and services decreased by 9%.

The $48.3 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $32.6 million net decrease in sales from our company-owned retail stores, comprised of a $40.0 million decrease from comparable-stores and a $7.4 million increase from new stores, net of stores closed; (ii) a $6.9 million decrease in wholesale sales; (iii) a $6.1 million decrease in direct marketing sales; and (iv) a $2.7 million decrease in E-Commerce sales.

Gross profit

The gross profit rate decreased to 57.6% of net sales for the three months ended March 29, 2008, compared with 62.0% for the same period one year ago. Approximately 3.2 percentage points (“ppt”) of the gross profit rate decline was driven by higher commodity costs, increased production costs for our new line of beds and fire-retardant products launched last year, and the deleveraging impact of a 22% sales decrease which resulted in the under utilization of production lines until late in the quarter. A sales mix shift to lower margin products reduced the gross profit rate by approximately 1.1 ppt. Increased use of promotional discount offers and higher warranty expenses reduced the first quarter gross profit rate by 0.7 ppt and 0.6 ppt, respectively, compared to the same period one year ago. These items were partially offset by an increase in the percentage of net sales from higher gross margin channels which increased the gross profit rate by approximately 1.2 ppt compared with the same period one year ago.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 29, 2008 decreased 8% to $90.6 million, or 53.9% of net sales, compared with $98.1 million, or 45.3% of net sales, for the same period one year ago. The $7.5 million decrease was primarily due to a $7.4 million reduction in media spending compared with the same period one-year ago, reduced promotional financing offers, and lower percentage rents due to the net sales decline, partially offset by operating costs associated with 34 net new stores opened in the past twelve months. The 8.6 ppt sales and marketing expense rate increase was principally due to the deleveraging impact of a 25% comparable-store sales decline, partially offset by a $7.5 million expense decrease compared with the same period one year ago. The 23% reduction in media spending compared with the same period one year ago resulted from our decision to delay media investments until the launch of our new marketing campaign late in the quarter.

General and administrative expenses

General and administrative (“G&A”) expenses decreased 8% to $16.2 million for the three months ended March 29, 2008, compared with $17.6 million for the same period one year ago. The $1.4 million decrease in G&A expenses was primarily due to a workforce reduction, including reduced stock-based compensation expense, partially offset by $1.2 million in current-year severance related costs. The year-over-year decline in stock-based compensation expense was primarily due to an increase in our estimated forfeiture rates resulting from recent workforce reductions.

Research and development expenses

Research and development (“R&D”) expenses decreased to $0.9 million for the first quarter of fiscal 2008 compared with $1.6 million for the same period one year ago, and decreased as a percentage of net sales to 0.5% from 0.7% for the comparable prior-year period. The prior year’s first quarter included additional R&D expenses related to the development of new fire retardant products and an upgrade of our entire line of bed models.

Asset impairment charges

During the three months ended March 29, 2008, we determined that certain store assets at two underperforming stores were impaired and recognized an impairment charge of $0.3 million for the difference between the fair value and the carrying amount. There were no asset impairment charges for the same period one year ago.

Other (expense) income, net

Other expense was $0.2 million for the three months ended March 29, 2008, compared with $0.4 million of other income for the same period one year ago. The $0.6 million decrease was driven by lower average cash and investment balances compared with the same period one year ago, which resulted in reduced interest income and increased interest expense from borrowings under our revolving line of credit.

Income tax (benefit) expense

Income tax benefit was $4.2 million for the three months ended March 29, 2008, compared with income tax expense of $6.5 million for the same period one year ago. The effective tax rate was 36.8% for the first quarter of fiscal 2008 and 38.0% for the same period one year ago. The effective tax rate in fiscal 2008 was impacted by a reduced state income tax benefit.

Liquidity and Capital Resources

As of March 29, 2008, we had cash and cash equivalents of $6.2 million compared with $7.3 million as of December 29, 2007. The $1.1 million decrease in cash and cash equivalents was primarily due to $10.3 million of capital expenditures and a $5.6 million decrease in short-term borrowings, partially offset by $14.6 million of cash provided by operating activities.

The following table summarizes our cash flows for the three months ended March 29, 2008, and March 31, 2007 ($ in millions):

	Three Months Ended
	March 29, 2008	March 31, 2007
Total cash provided by (used in):
Operating activities	$14.6	$27.5
Investing activities	(10.3)	21.4
Financing activities	(5.4)	(42.3)
Decrease in cash and cash equivalents	$(1.1)	$6.7

Cash provided by operating activities for the three months ended March 29, 2008, and March 31, 2007 was $14.6 million and $27.5 million, respectively. The $12.9 million year-over-year decrease in cash from operating activities was comprised of a $17.8 million decline in net (loss) income and a $2.8 million decrease in adjustments to reconcile net (loss) income to cash provided by operating activities, partially offset by a $7.7 million increase in cash from changes in operating assets and liabilities. The year-over-year decrease in adjustments to reconcile net (loss) income to cash provided by operating activities was the result of lower depreciation and amortization, reduced stock-based compensation expense compared with the same period one year ago, and a net current-year increase in deferred tax assets. The increase in cash from changes in operating assets and liabilities was due to a current-year decrease in accounts receivable (timing of wholesale sales and receipts), a current-year decrease in inventories, and a current year increase in accrued compensation and benefits (prior-year’s first quarter reduction included payment of fiscal 2006 bonus), partially offset by a current-year decrease in accounts payable (timing of payments and reduced inventory levels), and reduced accrued taxes and withholding (decline in pre-tax net (loss) income compared with same period one year ago).

Net cash used in investing activities was $10.3 million for the three months ended March 29, 2008 compared with net cash provided by investing activities of $21.4 million for the same period one year ago. The $31.7 million decrease in net cash (used in) provided by investing activities was principally due to zero proceeds from the sales and maturities of marketable debt securities for the first three months of fiscal 2008, compared with $29.8 million of proceeds from the sales and maturities of marketable debt securities for the same period one year ago, as we liquidated our marketable securities in fiscal 2007 to fund common stock repurchases. During the first three months of fiscal 2008, we invested $10.3 million in property and equipment, compared to $8.4 million for the same period one year ago. In both periods, our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. The year-over-year increase in capital expenditures was primarily due to additional costs related to our implementation of SAP. We opened seven new retail stores during the first three months of fiscal 2007 and fiscal 2008.

Net cash used in financing activities was $5.4 million for the three months ended March 29, 2008, compared with $42.3 million for the same period one year ago. The $36.9 million decrease in cash used in financing activities resulted from $43.8 million of common stock repurchases for the first three months of fiscal 2007 compared with no repurchases for the current year, partially offset by a $1.0 million reduction in proceeds from the issuance of common stock related to stock options and employee purchases, and a $5.6 million decrease in short-term borrowings during the current-year compared to a net $0.4 million reduction in short-term borrowings for the same period one year ago. Book overdrafts are included in the net change in short-term borrowings.

On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250 million of its common stock. In the third quarter of fiscal 2007, we curtailed our share repurchases following the tightening of credit markets and the continued deterioration in the general economic environment. We believe that returning to a debt-free balance sheet and maintaining the greatest level of flexibility to pursue actions that drive the long-term growth of the business are the best use of capital and the most prudent course of action at this time. As of March 29, 2008, the remaining authorization under our stock repurchase program was $207 million. There is no expiration date governing the period over which we can repurchase shares.

In 2006, we obtained a $100 million bank revolving credit facility for general corporate purposes including the funding of any short-term cash needs or investment opportunities. This credit facility is a five-year senior unsecured revolving facility expiring June 2011. Effective February 1, 2008, we amended the Credit Agreement. Borrowings under the amended credit facility bear interest at a floating rate and may be maintained as base rate loans tied to the greater of the prime rate or the federal funds rate plus 0.6%, or as Eurocurrency rate loans tied to LIBOR, plus a margin up to 0.6% depending on our leverage ratio, as defined in our Credit Agreement. We are subject to certain financial covenants under the Credit Agreement, principally consisting of interest coverage and leverage ratios. We had borrowings of $43.5 million and $37.9 million, outstanding under the credit facility as of March 29, 2008, and December 29, 2007, respectively.

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

Effective February 1, 2008, the Credit Agreement related to our revolving credit facility was amended to revise the permissible minimum interest coverage ratio and, as of the end of the first quarter of fiscal 2008, we were in full compliance with all financial covenants. We currently believe, however, that we may fall out of compliance with certain of the financial covenants under the Credit Agreement at the end of the second quarter of fiscal 2008 or thereafter. We are currently working with our lenders to amend the Credit Agreement to provide greater flexibility and to reduce the risk of future noncompliance with the financial covenants. While we believe we can negotiate an acceptable amendment, there can be no assurance that we will be successful in obtaining a satisfactory amendment of the Credit Agreement that will provide sufficient flexibility under the financial covenants. In addition, any amendment of the Credit Agreement may significantly increase the cost of credit provided under the credit facility and related expenses, which may adversely impact our profitability. Failure to obtain an amendment of the Credit Agreement could have a material adverse effect on our liquidity and on our ability to conduct our business.

Whether or not we are successful in obtaining an amendment of the Credit Agreement, we may need to or may choose to seek additional capital through the issuance of debt or equity securities. The issuance of any additional debt securities could materially and adversely impact our profitability and financial condition. The issuance of additional equity securities could be substantially dilutive to our existing shareholders.

Our agreement under which GE Money Bank offers to our qualified customers a revolving credit arrangement to finance purchases from us (the “GE Agreement”) contains the same financial covenants that are in the Credit Agreement as now in effect. If we were to fall out of compliance with the covenants in the GE Agreement, GE Money Bank could request that we provide collateral in the form of a letter of credit, which would further constrain our liquidity. We are currently working with GE Money Bank to amend the GE Agreement to provide greater flexibility and to reduce the risk of future noncompliance with the financial covenants, consistent with the amendments being discussed under the Credit Agreement. There can be no assurance, however, that we will be successful in obtaining a satisfactory amendment of the GE Agreement. If it becomes necessary to provide a letter of credit under the GE Agreement and we are unable to supply a satisfactory letter of credit, GE Money Bank could take action to terminate the GE Agreement. Termination of the GE Agreement, or any material change to the terms of the GE Agreement, or in the availability or terms of credit for our customers under the GE Agreement, or any delay in securing replacement credit sources, could have a material adverse effect on our sales, profitability and financial condition.

Outlook

We do not plan to provide specific earnings guidance for fiscal 2008. However, summarized below are key business drivers and trends, which we believe will assist investors and analysts in understanding and analyzing our business.

We anticipate that macro-economic pressures will continue throughout the current fiscal year. We expect net losses to continue for the second fiscal quarter of this year, the seasonal low point for sales, with earnings improving in the second half of the current fiscal year as seasonally higher sales periods return and the benefits of cost reduction initiatives and media spending begin to take effect. Results for fiscal 2008 will benefit from a fifty-third week in the fourth quarter.

We anticipate that inflationary costs from oil and foreign currency exchange will be offset in part by higher selling prices on select products. Gross profit rates are expected to improve slightly for the balance of the current fiscal year. We anticipate that overall spending on media, selling and marketing will be in-line with 2007 over the balance of the current fiscal year. We also expect general and administrative expenses to be slightly lower than in fiscal 2007.

We are forecasting fiscal 2008 capital expenditures of approximately $30.0 million for new stores, store remodels, SAP implementation, and certain manufacturing and logistics investments, compared to $43.5 million in fiscal 2007. We expect to operate approximately 485 retail locations at the end of fiscal 2008.

Finally, we will continue to pursue initiatives that could improve sales and profitability. These initiatives include analyzing our existing manufacturing, distribution and retail operations. As a result, in future periods, we may incur restructuring expenses or asset impairment charges.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of March 29, 2008, we are not involved in any unconsolidated special purpose entity transactions.

There has been no material change in our contractual obligations since the end of fiscal 2007 other than increasing borrowings under our revolving credit facility from $37.9 million as of December 29, 2007 to $43.5 million as of March 29, 2008. See Note 4, Debt, of the Notes to our Condensed Consolidated Financial Statements. See our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information regarding our contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. There were no significant changes in our accounting policies since the end of fiscal 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 29, 2008, our short-term debt was comprised primarily of borrowings under our revolving line of credit. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

Borrowings under our revolving credit facility are currently not subject to material interest rate risk. The credit facility’s interest rate may be reset due to fluctuations in a market-based index, such as the prime rate, federal funds rate or LIBOR. A hypothetical 100 basis point change in the interest rate of outstanding borrowings under our credit facility as of March 29, 2008 would change our annual consolidated pre-tax income or loss by $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis, and as needed.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934), at March 29, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 29, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change in internal control over financial reporting during the fiscal quarter ended March 29, 2008, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserts various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and seeks class certification. The complaint alleges that products sold by us prior to 2006 had a unique propensity to develop mold, alleges that the plaintiff suffered adverse health effects, and seeks various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We believe that the complaint is without merit and intend to vigorously defend the claims.

We are involved from time to time in various other legal proceedings arising in the ordinary course of our business, including primarily commercial, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to these other matters, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these other matters to have a material effect on our results of operations or financial position. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations or financial position.

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

We face a risk of non-compliance with certain financial covenants in our Credit Agreement and related credit arrangements and may need to obtain additional capital through the issuance of debt or equity securities.

Effective February 1, 2008, the Credit Agreement related to our revolving credit facility was amended to revise the permissible minimum interest coverage ratio and, as of the end of the first quarter of fiscal 2008, we were in full compliance with all financial covenants. We currently believe, however, that we may fall out of compliance with certain of the financial covenants under the Credit Agreement at the end of the second quarter of fiscal 2008 or thereafter. We are currently working with our lenders to amend the Credit Agreement to provide greater flexibility and to reduce the risk of future noncompliance with the financial covenants. While we believe we can negotiate an acceptable amendment, there can be no assurance that we will be successful in obtaining a satisfactory amendment of the Credit Agreement that will provide sufficient flexibility under the financial covenants. In addition, any amendment of the Credit Agreement may significantly increase the cost of credit provided under the credit facility and related expenses, which may adversely impact our profitability. Failure to obtain an amendment of the Credit Agreement could have a material adverse effect on our liquidity and on our ability to conduct our business.

Whether or not we are successful in obtaining an amendment of the Credit Agreement, we may need to or may choose to seek additional capital through the issuance of debt or equity securities. The issuance of any additional debt securities could materially and adversely impact our profitability and financial condition. The issuance of additional equity securities could be substantially dilutive to our existing shareholders.

Our agreement under which GE Money Bank offers to our qualified customers a revolving credit arrangement to finance purchases from us (the “GE Agreement”) contains the same financial covenants that are in the Credit Agreement as now in effect. If we were to fall out of compliance with the covenants in the GE Agreement, GE Money Bank could request that we provide collateral in the form of a letter of credit, which would further constrain our liquidity. We are currently working with GE Money Bank to amend the GE Agreement to provide greater flexibility and to reduce the risk of future noncompliance with the financial covenants, consistent with the amendments being discussed under the Credit Agreement. There can be no assurance, however, that we will be successful in obtaining a satisfactory amendment of the GE Agreement. If it becomes necessary to provide a letter of credit under the GE Agreement and we are unable to supply a satisfactory letter of credit, GE Money Bank could take action to terminate the GE Agreement. Termination of the GE Agreement, or any material change to the terms of the GE Agreement, or in the availability or terms of credit for our customers under the GE Agreement, or any delay in securing replacement credit sources, could have a material adverse effect on our sales, profitability and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2008	—	NA	—
February 2008	—	NA	—
March 2008	—	NA	—
Total	—	NA	—	$206,762

 (1) On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250 million of its common stock. The Finance Committee of the Board of Directors reviews repurchases under this program on a quarterly basis. There is no expiration date governing the period over which we can repurchase shares. We may terminate or limit the stock repurchase program at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Amendment No. 2 to Credit Agreement, dated as of February 1, 2008	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Current Report on Form 8-K filed February 7, 2008
10.2	Second Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of February 1, 2008	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Current Report on Form 8-K filed February 7, 2008
10.3	Letter Agreement between William R. McLaughlin and Select Comfort Corporation dated as of February 21, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed February 21, 2008
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: May 8, 2008	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer (principal executive officer)

	By:	/s/ James C. Raabe
James C. Raabe
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Amendment No. 2 to Credit Agreement, dated as of February 1, 2008	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Current Report on Form 8-K filed February 7, 2008
10.2	Second Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement, dated as of February 1, 2008	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Current Report on Form 8-K filed February 7, 2008
10.3	Letter Agreement between William R. McLaughlin and Select Comfort Corporation dated as of February 21, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed February 21, 2008
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith