Form 10-Q
period 2008-06-28
SELECT COMFORT CORP
filed 2008-08-01
CIK 827187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

As of July 25, 2008, 44,933,800 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

PART I:   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	(unaudited) June 28, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$6,802	$7,279
Accounts receivable, net of allowance for doubtful accounts of $857 and $876, respectively	5,566	18,902
Inventories	20,276	32,517
Prepaid expenses	16,894	9,816
Deferred income taxes	6,015	6,796
Other current assets	2,759	3,833
Total current assets	58,312	79,143
Property and equipment, net	87,094	80,409
Deferred income taxes	28,690	25,543
Other assets	3,741	5,394
Total assets	$177,837	$190,489

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving credit facility	$57,600	$37,890
Accounts payable	50,944	69,775
Customer prepayments	9,154	8,327
Accruals:
Sales returns	2,881	3,751
Compensation and benefits	15,442	14,865
Taxes and withholding	3,271	4,812
Other current liabilities	6,930	9,723
Total current liabilities	146,222	149,143

Non-current liabilities:
Warranty liabilities	6,192	6,747
Capital lease obligations	376	—
Other long-term liabilities	12,106	10,473
Total non-current liabilities	18,674	17,220
Total liabilities	164,896	166,363

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 44,929 and 44,597 shares issued and outstanding, respectively	449	446
Additional paid-in capital	2,536	—
Retained earnings	9,956	23,680
Total shareholders’ equity	12,941	24,126
Total liabilities and shareholders’ equity	$177,837	$190,489

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$152,055	$178,991	$320,220	$395,500
Cost of sales	61,411	69,464	132,650	151,805
Gross profit	90,644	109,527	187,570	243,695

Operating expenses:
Sales and marketing	85,427	86,756	176,027	184,894
General and administrative	14,101	16,611	30,262	34,230
Research and development	643	1,357	1,517	2,941
Asset impairment charges	724	—	1,057	—
Total operating expenses	100,895	104,724	208,863	222,065
Operating (loss) income	(10,251)	4,803	(21,293)	21,630
Other (expense) income, net	(633)	36	(879)	430
(Loss) income before income taxes	(10,884)	4,839	(22,172)	22,060
Income tax (benefit) expense	(4,293)	1,927	(8,448)	8,471
Net (loss) income	$(6,591)	$2,912	(13,724)	$13,589

Net (loss) income per share – basic	(0.15)	$0.06	(0.31)	$0.28
Weighted-average shares – basic	44,138	47,980	44,098	48,848

Net (loss) income per share – diluted	(0.15)	$0.06	(0.31)	$0.27
Weighted-average shares – diluted	44,138	49,858	44,098	50,833

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited – in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 29, 2007	44,597	$446	$—	$23,680	$24,126
Exercise of common stock options	49	—	84	—	84
Tax benefit from stock-based compensation	—	—	23	—	23
Stock-based compensation	—	—	2,126	—	2,126
Issuances of common stock	283	3	303	—	306
Net loss	—	—	—	(13,724)	(13,724)
Balance at June 28, 2008	44,929	$449	$2,536	$9,956	$12,941

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net (loss) income	$(13,724)	$13,589
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,933	12,753
Stock-based compensation	2,126	4,067
Excess tax benefits from stock-based compensation	(15)	(1,284)
Disposals and impairments of assets	1,062	45
Changes in deferred income taxes	(2,366)	(1,437)
Other, net	—	255
Changes in operating assets and liabilities:
Accounts receivable	13,336	(6)
Inventories	12,241	(2,132)
Prepaid expenses and other assets	(3,088)	(3,037)
Accounts payable	(8,268)	3,835
Customer prepayments	827	38
Accrued sales returns	(870)	339
Accrued compensation and benefits	589	(4,316)
Accrued taxes and withholding	(1,518)	(907)
Warranty liabilities	(782)	(959)
Other accruals and liabilities	(1,048)	(959)
Net cash provided by operating activities	10,435	19,884

Cash flows from investing activities:
Purchases of property and equipment	(20,886)	(19,285)
Proceeds from sales and maturity of marketable debt securities	—	78,188
Net cash (used in) provided by investing activities	(20,886)	58,903

Cash flows from financing activities:
Net increase in short-term borrowings	10,982	9,927
Repurchases of common stock	—	(92,662)
Proceeds from issuance of common stock	377	3,675
Excess tax benefits from stock-based compensation	15	1,284
Issuance costs related to debt	(1,400)	—
Net cash provided by (used in) financing activities	9,974	(77,776)

(Decrease) increase in cash and cash equivalents	(477)	1,011
Cash and cash equivalents, at beginning of period	7,279	8,819
Cash and cash equivalents, at end of period	$6,802	$9,830

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Basis of Financial Statement Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended June 28, 2008 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of June 28, 2008, and December 29, 2007 and the results of operations and cash flows for the periods presented. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

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

New Accounting Pronouncements

We adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” on December 30, 2007, the beginning of our 2008 fiscal year. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. However, on February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. Accordingly, our adoption related only to financial assets and liabilities. At December 30, 2007, and June 28, 2008, we had no financial assets or liabilities which required a fair value measurement on a recurring basis.

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

On March 23, 2007, all marketable debt securities, carried at an amortized cost of $67.8 million with an unrealized net loss of $250,000, were transferred from “held-to-maturity” classification to “available-for-sale” classification. Investments classified as “available-for-sale” are carried at fair market value. The classification change was made to increase liquidity and fund our common stock repurchase program. Based on the change in classification, we reduced both the carrying value of our marketable debt securities and shareholders’ equity (accumulated other comprehensive loss) by $250,000 on the date the securities were transferred to “available-for-sale” classification.

During the three and six months ended June 30, 2007, and subsequent to the classification change, marketable debt securities with a cost of $46.5 million and $62.8 million, respectively, were sold at a realized loss of $250,000 and $255,000, respectively. At June 30, 2007, $37,000 of unrealized net losses related to our marketable debt securities were included in accumulated other comprehensive loss on our consolidated balance sheet.

We did not hold any marketable debt securities at June 28, 2008, or December 29, 2007.

3.  Inventories

Inventories consisted of the following (in thousands):

	June 28, 2008	December 29, 2007
Raw materials	$4,866	$10,685
Work in progress	90	225
Finished goods	15,320	21,607
Inventories	$20,276	$32,517

4.  Debt

Credit Agreement

In June 2006, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”). The Credit Agreement, as amended to date, provides a revolving credit facility in an initial aggregate amount of $100 million to be used for general corporate purposes (however certain liquidity requirements described below effectively limit our borrowings plus outstanding letters of credit to $95 million for the period of May 30, 2008 through August 31, 2008, which amount decreases periodically thereafter to $80 million as of July 1, 2009). The Credit Agreement terminates in June 2010.

Effective February 1, 2008, the Credit Agreement was amended to reduce the minimum interest coverage ratio. Effective May 30, 2008, the Credit Agreement was further amended to allow greater flexibility under the existing financial covenants, provide additional financial covenants and monthly measurement of financial covenants, modify the credit limit and maturity date, increase the cost of borrowing, provide the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries, and impose additional restrictions and covenants with respect to our operations.

At June 28, 2008, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 2.00% or the federal funds rate plus 3.00%) or as Eurocurrency rate loans (tied to LIBOR, plus a margin up to 3.0% depending on our leverage ratio, as defined). We also pay certain facility and agent fees. We are subject to certain financial covenants under the agreement consisting of maximum leverage ratio, liquidity requirements, minimum interest coverage ratios, minimum EBITDA and capital expenditure limits. Minimum liquidity is defined as the amount available under the credit facility less outstanding letters of credit. The minimum liquidity requirements are $5 million as of May 30, 2008, $10 million as of September 1, 2008, $15 million as of December 1, 2008 and $20 million as of July 1, 2009.

We had outstanding borrowings of $57.6 million and $37.9 million, under the credit facility as of June 28, 2008, and December 29, 2007, respectively. As of June 28, 2008, and December 29, 2007, interest rates on borrowings outstanding under the Credit Agreement were 5.6% and 5.2%, respectively. Amounts outstanding under letters of credit reduce the amount available under this facility. At June 28, 2008, and December 29, 2007, $31.2 million and $62.1 million, respectively, were available under this credit facility.

As of the end of the second quarter of fiscal 2008, we were in compliance with all of the financial covenants under the Credit Agreement. While we believe we will remain in compliance with the financial covenants, there can be no assurance that we will remain in compliance through the remainder of fiscal 2008, or thereafter.

Our agreement under which GE Money Bank offers to our qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”) contains certain financial covenants, including maximum leverage ratio and minimum interest coverage. As our recent results placed us outside of these financial covenants, we were required under the terms of the GE Agreement to provide GE Money Bank a letter of credit as collateral security.

Capital Lease

During the first quarter of fiscal 2008, we entered into a capital lease totaling $562,000 for certain computer equipment. At June 28, 2008, $116,000 was included in other current liabilities and $376,000 was included in capital lease obligations in our consolidated balance sheet.

5.  Repurchases of Common Stock

On April 20, 2007, our Board of Directors authorized the repurchase of up to an additional $250.0 million, bringing the total availability under our share repurchase program to $290.0 million. We did not repurchase any shares during the three or six months ended June 28, 2008. We repurchased and retired 2,998,000 and 5,357,000 shares through open market purchases at a cost of $51.5 million and $94.3 million (based on trade dates), respectively, during the three and six months ended June 30, 2007. As of June 28, 2008, the remaining authorization under our share repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares.

6.  Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors. Stock-based compensation awards are generally granted annually during the first quarter. We have awarded stock options, performance shares and restricted stock under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized ratably over the vesting period of each grant, which is generally four years. Stock-based compensation expense for the three and six months ended June 28, 2008 was $1.3 million and $2.1 million, respectively, and for the three and six months ended June 30, 2007 was $2.0 million and $4.1 million, respectively.

7.  Asset Impairment Charges

During the three months ended June 28, 2008, we determined that certain store assets at four underperforming stores were impaired and recognized impairment charges of $724,000 for the difference between the fair value and the carrying amounts of the stores’ long-lived assets. We estimate fair values based on the cash-flows expected to be generated by the assets. During the three months ended March 29, 2008, we recognized impairment charges of $333,000 for two underperforming stores. We did not record any asset impairment charges during the three or six months ended June 30, 2007.

8.  Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Interest income	$1	$338	$89	$961
Interest expense	(732)	(120)	(1,248)	(344)
Write-off unamortized debt cost	(131)	—	(131)	—
Capitalized interest expense	229	68	411	68
Realized loss on sales of marketable debt securities	—	(250)	—	(255)
Other (expense) income, net	$(633)	$36	$(879)	$430

9.  Income Taxes

Historically, we apply an estimated annual income tax rate to our year-to-date “(loss) income before income taxes” to compute our quarterly tax provision. For the three and six months ended June 28, 2008, we applied the actual year-to-date tax rate to compute our tax provision based on FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods, ” resulting in an effective tax rate of 39.4% and 38.1%, respectively.

10.  Net (Loss) Income per Common Share

The following computations reconcile net (loss) income per share – basic with net (loss) income per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net (loss) income	$(6,591)	$2,912	$(13,724)	$13,589

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	44,138	47,980	44,098	48,848
Effect of dilutive securities:
Options	—	1,649	—	1,761
Restricted shares	—	229	—	224

Diluted weighted-average shares outstanding	44,138	49,858	44,098	50,833

Net (loss) income per share – basic	$(0.15)	$0.06	$(0.31)	$0.28
Net (loss) income per share – diluted	$(0.15)	$0.06	$(0.31)	$0.27

We excluded potentially dilutive stock options totaling 4,842,000 and 4,089,000 for the three and six months ended June 28, 2008, respectively, and 1,495,000 and 1,442,000 for the three and six months ended June 30, 2007, respectively, from diluted net (loss) income per share because these securities’ exercise prices were greater than the average market price of our common shares. In addition, for the three and six months ended June 28, 2008, we excluded 408,000 and 388,000 shares of restricted stock, respectively, and 236,000 and 368,000 stock options, respectively, from diluted net (loss) income per share as their inclusion would have had an anti-dilutive effect on our net loss per diluted share.

11.  Commitments and Contingencies

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserts various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and seeks class certification. The complaint alleges that products sold by us prior to 2006 had a unique propensity to develop mold, alleges that the plaintiff suffered adverse health effects, and seeks various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. As of June 28, 2008, no accrual had been established as we believe that the complaint is without merit and intend to vigorously defend the claims.

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

•

Liquidity and Capital Resources – our ability to obtain and maintain sufficient liquidity and capital resources to fund our operations and the increasing cost of credit, including our ability to remain in compliance with financial covenants under our revolving credit facility during periods of volatile and uncertain sales trends, and the potential need to seek additional capital through the issuance of debt or equity securities to fund our operations or to invest in growth or profit-enhancement opportunities;

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

Highlights

Key financial highlights for the three months ended June 28, 2008 were as follows:

•	Net loss totaled $6.6 million, or $0.15 per diluted share, compared with net income of $2.9 million or $0.06 per diluted share, for the same period one year ago.

•

Net sales decreased 15% to $152.1 million, compared with $179.0 million for the same period one year ago, primarily due to a 20% comparable-store sales decline for our company-owned retail stores, partially offset by 18 net new company-owned retail stores opened in the past 12 months.

•

Our gross profit rate decreased to 59.6% of net sales, compared with 61.2% of net sales for the same period last year. The gross profit rate decrease was primarily due to higher commodity and logistics costs including the impact of higher fuel prices, increased material costs for compliance with new fire retardancy standards and for our new bed line launched last year, and the deleveraging impact of the 15% sales decrease.

•

Sales and marketing expenses decreased 2% to $85.4 million, or 56.2% of net sales, compared with $86.8 million, or 48.5% of net sales, for the same period one year ago. The rate increase was primarily due to the deleveraging impact of the 15% sales decrease.

•	General and administrative expenses declined $2.5 million compared with the prior year, and remained consistent at 9.3% of net sales.

•	Cash from operating activities totaled $10.4 million for the first six months of 2008, compared with $19.9 million for the same period one year ago.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended					Six Months Ended
	June 28, 2008			June 30, 2007		June 28, 2008			June 30, 2007
Net sales	$152.1	100.0%		$179.0	100.0%	$320.2	100.0%		$395.5	100.0%
Cost of sales	61.4	40.4%		69.5	38.8%	132.7	41.4%		151.8	38.4%
Gross profit	90.6	59.6%		109.5	61.2%	187.6	58.6%		243.7	61.6%

Operating expenses:
Sales and marketing	85.4	56.2%		86.8	48.5%	176.0	55.0%		184.9	46.7%
General and administrative	14.1	9.3%		16.6	9.3%	30.3	9.5%		34.2	8.7%
Research and development	0.6	0.4%		1.4	0.8%	1.5	0.5%		2.9	0.7%
Asset impairment charges	0.7	0.5%		—	—	1.1	0.3%		—	—
Total operating expenses	100.9	66.4%		104.7	58.5%	208.9	65.2%		222.1	56.1%
Operating (loss) income	(10.3)	(6.7%	)	4.8	2.7%	(21.3)	(6.6%	)	21.6	5.5%
Other (expense) income, net	(0.6)	(0.4%	)	0.0	0.0%	(0.9)	(0.3%	)	0.4	0.1%

(Loss) income before income taxes	(10.9)	(7.2%	)	4.8	2.7%	(22.2)	(6.9%	)	22.1	5.6%
Income tax (benefit) expense	(4.3)	(2.8%	)	1.9	1.1%	(8.4)	(2.6%	)	8.5	2.1%
Net (loss) income	$(6.6)	(4.3%	)	$2.9	1.6%	$(13.7)	(4.3%	)	$13.6	3.4%

Net (loss) income per share:
Basic	$ (0.15)			$ 0.06		$ (0.31)			$ 0.28
Diluted	$ (0.15)			$ 0.06		$ (0.31)			$ 0.27
Weighted-average number of common shares:
Basic	44.1			48.0		44.1			48.8
Diluted	44.1			49.9		44.1			50.8

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Percent of sales:
Retail	74.5%	74.1%	76.7%	75.2%
Direct	8.7%	8.5%	8.1%	8.6%
E-Commerce	6.1%	7.1%	6.5%	6.8%
Wholesale	10.7%	10.3%	8.7%	9.4%
Total	100.0%	100.0%	100.0%	100.0%

The components of total sales growth, including comparable-store sales changes, were as follows:

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
Sales growth rates:
Comparable-store sales	(20%	)	(14%	)	(23%	)	(12%	)
Net new stores	5%		8%		6%		9%
Retail total	(15%	)	(6%	)	(17%	)	(3%	)
Direct	(13%	)	(23%	)	(24%	)	(17%	)
E-Commerce	(27%	)	20%		(23%	)	24%
Wholesale	(12%	)	12%		(25%	)	23%
Total sales growth	(15%	)	(5%	)	(19%	)	(1%	)

The numbers of company-owned retail stores and independently owned and operated retail partner stores was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Company-owned retail stores:
Beginning of period	481	447	478	442
Opened	6	16	13	23
Closed	(9)	(3)	(13)	(5)
End of period	478	460	478	460

Retail partner doors	778	752	778	752

Comparison of Three Months Ended June 28, 2008 with Three Months Ended June 30, 2007

Net sales

Net sales decreased 15% to $152.1 million for the three months ended June 28, 2008, compared with $179.0 million for the same period one year ago. The sales decrease was due to a 20% comparable-store sales decline in our company-owned retail stores and a decrease in E-Commerce, wholesale and direct channel sales, partially offset by sales from 18 net new company-owned retail stores opened in the past 12 months. Total sales of mattress units decreased 21% compared to the same period one year ago, and the average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels increased 8% to $1,831, while sales of other products and services decreased by 14%.

The $26.9 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $19.3 million net decrease in sales from our company-owned retail stores, comprised of a $26.4 million decrease from comparable-stores and a $7.1 million increase from new stores, net of stores closed; (ii) a $3.4 million decrease in E-Commerce sales; (iii) a $2.2 million decrease in wholesale sales; and (iv) a $2.0 million decrease in direct channel sales.

Gross profit

The gross profit rate decreased to 59.6% of net sales for the three months ended June 28, 2008, compared with 61.2% for the same period one year ago. A majority of the gross profit rate decline was driven by higher commodity and logistics costs including the impact of higher fuel prices, increased production costs for our new line of beds and fire-retardant products launched last year, and the deleveraging impact of the 15% sales decrease. In addition, a sales mix shift to lower margin products reduced the gross profit rate by approximately 0.4 percentage points (“ppt”). The gross profit rate included 1.0 ppt of benefit from reduced promotional discounts compared with the same period one year ago.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 28, 2008 decreased 2% to $85.4 million, or 56.2% of net sales, compared with $86.8 million, or 48.5% of net sales, for the same period one year ago. The $1.3 million decrease was primarily due to reduced financing expenses, and lower percentage rents and variable store compensation due to the net sales decline, partially offset by operating costs associated with 18 net new stores opened in the past 12 months. The 7.7 ppt sales and marketing expense rate increase was principally due to the deleveraging impact of the 15% sales decline, partially offset by a $1.3 million expense decrease compared with the same period one year ago. Total media spending decreased 1% compared with the prior year but was 2.4 ppt higher on a rate basis.

General and administrative expenses

General and administrative (“G&A”) expenses decreased 15% to $14.1 million for the three months ended June 28, 2008, compared with $16.6 million for the same period one year ago. The $2.5 million decrease in G&A expenses was primarily due to reduced compensation and benefit costs resulting from workforce reductions, and decreased consulting fees.

Research and development expenses

Research and development (“R&D”) expenses decreased to $0.6 million for the second quarter of fiscal 2008 compared with $1.4 million for the same period one year ago, and decreased as a percentage of net sales to 0.4% from 0.8% for the comparable prior-year period. The prior year’s second quarter included additional R&D expenses related to the development of new fire retardant products and an upgrade of our entire line of bed models.

Asset impairment charges

During the three months ended June 28, 2008, we determined that certain store assets at four underperforming stores were impaired and recognized an impairment charge of $0.7 million for the difference between the fair value and the carrying amounts. There were no asset impairment charges for the same period one year ago.

Other (expense) income, net

Other expense was $0.6 million for the three months ended June 28, 2008, compared with $36,000 of other income for the same period one year ago. The $0.7 million decrease was driven by lower average cash and investment balances compared with the same period one year ago, which resulted in reduced interest income, and increased interest expense from borrowings under our revolving line of credit. The three months ended June 28, 2008 also included $0.1 million of expense for the write-off of unamortized debt costs.

Income tax (benefit) expense

Income tax benefit was $4.3 million for the three months ended June 28, 2008, compared with income tax expense of $1.9 million for the same period one year ago. The effective tax rate was 39.4% for the second quarter of fiscal 2008 and 39.8% for the same period one year ago. For the three months ended June 28, 2008, we applied the actual year-to-date tax rate to compute our tax provision.

Comparison of Six Months Ended June 28, 2008 with Six Months Ended June 30, 2007

Net sales

Net sales for the first six months of fiscal 2008 decreased 19% to $320.2 million compared with $395.5 million for the same period one year ago. The sales decrease was driven by a 23% comparable-store sales decline in our company-owned retail stores and a decrease in wholesale, direct and E-Commerce channel sales, partially offset by sales from 18 net new company-owned retail stores opened in the past 12 months. Total sales of mattress units decreased 23% compared to the same period one year ago, and the average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels increased 1% to $1,718, while sales of other products and services decreased by 11%.

The $75.3 million net sales decrease compared with the prior year was comprised of the following: (i) a $51.9 million decrease in sales from our retail stores, comprised of a $66.4 million decrease from comparable-stores and a $14.5 million increase from new stores, net of stores closed; (ii) a $9.1 million decrease in wholesale sales; (iii) a $8.1 million decrease in direct channel sales; and (iv) a $6.2 million decrease in E-Commerce sales.

Gross profit

The gross profit rate decreased to 58.6% of net sales for the first six months of fiscal 2008 compared with 61.6% of net sales for the same period one year ago. A majority of the gross profit rate decline was driven by higher commodity and logistics costs including the impact of higher fuel prices, increased production costs for our new line of beds and fire-retardant products launched last year, and the deleveraging impact of the 19% sales decrease. In addition, a sales mix shift to lower margin products and increased warranty costs reduced the gross profit rate by approximately 0.8 ppt and 0.5 ppt, respectively, compared to the same period one year ago. These items were partially offset by an increase in the percentage of net sales from our retail distribution channel which increased the gross profit rate by approximately 0.5 ppt.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 28, 2008 decreased to $176.0, or 55.0% of net sales, compared with $184.9 million, or 46.7% of net sales, for the same period one year ago. The $8.9 million decrease was primarily due to a $7.5 million reduction in media spending compared with the same period one-year ago, reduced financing expenses, and lower percentage rents and variable store compensation due to the net sales decline, partially offset by operating costs associated with 18 net new stores opened in the past 12 months. The 8.3 ppt sales and marketing expense rate increase was principally due to the deleveraging impact of the 19% sales decline, partially offset by an $8.9 million expense decrease compared with the same period one year ago. Total media spending decreased 13% compared with the same period one year ago primarily due to the decision to delay media investments until the launch of our new marketing campaign late in the first quarter of this year.

General and administrative expenses

General and administrative expenses decreased to $30.3 million for the six months ended June 28, 2008 compared with $34.2 million for the same period one year ago, but increased 0.8 ppt on a rate basis. The $4.0 million decrease in G&A expenses was primarily due to workforce reductions, reduced stock-based compensation expense, and decreased consulting fees. The year-over-year decline in stock-based compensation expense was primarily due to an increase in our estimated forfeiture rates resulting from the workforce reductions.

Research and development expenses

Research and development expenses decreased to $1.5 million for the first six months of fiscal 2008 compared with $2.9 million for the same period one year ago, and decreased as a percentage of net sales to 0.5% from 0.7%. The prior year’s first six months included additional R&D expenses related to the development of new fire retardant products and an upgrade of our entire line of bed models.

Asset impairment charges

During the six months ended June 28, 2008, we determined that certain store assets at six underperforming stores were impaired and recognized impairment charges of $1.1 million for the difference between the fair value and the carrying amounts. There were no asset impairment charges for the same period one year ago.

Other (expense) income, net

Other expense was $0.9 million for the six months ended June 28, 2008 compared with other income of $0.4 million for the same period one year ago. The $1.3 million decrease was driven by lower average cash and investment balances compared with the same period one year ago and increased interest expense from borrowings under our revolving line of credit.

Income tax (benefit) expense

Income tax benefit was $8.4 million for the six months ended June 28, 2008 compared with $8.5 million of income tax expense for the same period one year ago. The effective tax rate was 38.1% and 38.4% in 2008 and 2007, respectively.

Liquidity and Capital Resources

As of June 28, 2008, we had cash and cash equivalents of $6.8 million compared with $7.3 million as of December 29, 2007. The $0.5 million decrease in cash and cash equivalents was primarily due to $20.9 million of capital expenditures, partially offset by $10.4 million of cash provided by operating activities and an $11.0 million net increase in short-term borrowings.

The following table summarizes our cash flows for the six months ended June 28, 2008, and June 30, 2007 ($ in millions):

	Six Months Ended
	June 28, 2008	June 30, 2007
Total cash provided by (used in):
Operating activities	$10.4	$19.9
Investing activities	(20.9)	58.9
Financing activities	10.0	(77.8)
Decrease in cash and cash equivalents	$(0.5)	$1.0

Cash provided by operating activities for the six months ended June 28, 2008, and June 30, 2007 was $10.4 million and $19.9 million, respectively. The $9.4 million year-over-year decrease in cash from operating activities was comprised of a $27.3 million decline in net (loss) income and a $1.6 million decrease in adjustments to reconcile net (loss) income to cash provided by operating activities, partially offset by a $19.5 million increase in cash from changes in operating assets and liabilities. The year-over-year decrease in adjustments to reconcile net (loss) income to cash provided by operating activities was the result of reduced stock-based compensation expense and lower depreciation and amortization, compared with the same period one year ago, and a net current-year increase in deferred tax assets. The increase in cash from changes in operating assets and liabilities was due to a current-year decrease in accounts receivable (lower current-year wholesale volume and timing of wholesale receipts), a current-year decrease in inventories, and a current year increase in accrued compensation and benefits (prior-year’s first quarter reduction included payment of fiscal 2006 bonus), partially offset by a current-year decrease in accounts payable (timing of payments, reduced business volume and reduced inventory levels).

Net cash used in investing activities was $20.9 million for the six months ended June 28, 2008 compared with net cash provided by investing activities of $58.9 million for the same period one year ago. The $79.8 million decrease in net cash (used in) provided by investing activities was principally due to no proceeds from the sales and maturity of marketable debt securities for the first six months of fiscal 2008, compared with $78.2 million of proceeds from the sales and maturity of marketable debt securities for the same period one year ago, as we liquidated our marketable securities in fiscal 2007 to fund common stock repurchases. During the first six months of fiscal 2008, we invested $20.9 million in property and equipment, compared to $19.3 million for the same period one year ago. In both periods, our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. The year-over-year increase in capital expenditures was primarily due to additional expenditures related to our implementation of SAP. For the first six months of fiscal 2008 we opened 13 new retail stores, compared with 23 new retail stores opened during the same period one year ago.

Net cash provided by financing activities was $10.0 million for the six months ended June 28, 2008, compared with net cash used in financing activities of $77.8 million for the same period one year ago. The $87.8 million increase in cash provided by (used in) financing activities resulted from $92.7 million of common stock repurchases for the first six months of fiscal 2007 compared with no repurchases for the current year, and increased short-term borrowings under our revolving line of credit, partially offset by a $3.3 million reduction in proceeds from the issuance of common stock related to stock option exercises and employee purchases, a $1.3 million reduction in tax benefits from stock-based compensation and a $1.4 million increase in debt issuance costs related to our amended credit agreement. Book overdrafts are included in the net change in short-term borrowings.

On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250 million of its common stock, bringing the total availability under our share repurchase program to $290 million. In the third quarter of fiscal 2007, we curtailed our share repurchases following the tightening of credit markets and the continued deterioration in the general economic environment. We believe that returning to a debt-free balance sheet and maintaining the greatest level of flexibility to pursue actions that drive the long-term growth of the business are the best use of capital and the most prudent course of action at this time. As of June 28, 2008, the remaining authorization under our share repurchase program was $207 million. There is no expiration date governing the period over which we can repurchase shares.

In June 2006, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”). The Credit Agreement, as amended to date, provides a revolving credit facility in an initial aggregate amount of $100 million to be used for general corporate purposes (however certain liquidity requirements described below effectively limit our borrowings plus outstanding letters of credit to $95 million for the period of May 30, 2008 through August 31, 2008, which amount decreases periodically thereafter to $80 million as of July 1, 2009). The Credit Agreement terminates in June 2010.

Effective February 1, 2008, the Credit Agreement was amended to reduce the minimum interest coverage ratio. Effective May 30, 2008, the Credit Agreement was further amended to allow greater flexibility under the existing financial covenants, provide additional financial covenants and monthly measurement of financial covenants, modify the credit limit and maturity date, increase the cost of borrowing, provide the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries, and impose additional restrictions and covenants with respect to our operations.

At June 28, 2008, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 2.00% or the federal funds rate plus 3.00%) or as Eurocurrency rate loans (tied to LIBOR, plus a margin up to 3.0% depending on our leverage ratio, as defined). We also pay certain facility and agent fees. We are subject to certain financial covenants under the agreement consisting of maximum leverage ratio, liquidity requirements, minimum interest coverage ratios, minimum EBITDA and capital expenditure limits. Minimum liquidity is defined as the amount available under the credit facility less outstanding letters of credit. The minimum liquidity requirements are $5 million as of May 30, 2008, $10 million as of September 1, 2008, $15 million as of December 1, 2008 and $20 million as of July 1, 2009.

We had outstanding borrowings of $57.6 million and $37.9 million, under the credit facility as of June 28, 2008, and December 29, 2007, respectively. As of June 28, 2008, and December 29, 2007, interest rates on borrowings outstanding under the Credit Agreement were 5.6% and 5.2%, respectively. Amounts outstanding under letters of credit reduce the amount available under this facility. At June 28, 2008, and December 29, 2007, $31.2 million and $62.1 million, respectively, were available under this credit facility.

As of the end of the second quarter of fiscal 2008, we were in compliance with all of the financial covenants under the Credit Agreement. While we believe we will remain in compliance with the financial covenants, there can be no assurance that we will remain in compliance through the remainder of fiscal 2008, or thereafter.

Our agreement under which GE Money Bank offers to our qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”) contains certain financial covenants, including maximum leverage ratio and minimum interest coverage. As our recent results placed us outside of these financial covenants, we were required under the terms of the GE Agreement to provide GE Money Bank a letter of credit as collateral security.

Cash generated from operations and existing credit facilities are expected to be a sufficient source of liquidity for the short- and long-term and should provide adequate funding for capital expenditures. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations and organic growth. However, we may elect to seek additional sources of capital to fund growth or profit-enhancement initiatives, or we may be required to seek additional sources of capital to fund our operations if continued volatility or a downturn in our business performance impacts our ability to meet our financial covenants.

Outlook

We have not provided specific earnings guidance for fiscal 2008. However, summarized below are key business drivers and trends, which we believe will assist investors and analysts in understanding and analyzing our business.

We anticipate that macro-economic pressures will continue for the remainder of the fiscal year. We expect to return to profitability in the second half of fiscal 2008 as a result of seasonally higher sales in the last six months of the fiscal year and the benefits of cost reduction initiatives. We project a gross profit rate of approximately 60% for the remainder of fiscal 2008. We anticipate that inflationary costs from rising oil prices and foreign currency exchange will be offset in part by higher selling prices on select products. We are planning that overall spending on media, selling and marketing will be in-line with 2007 levels over the balance of the current fiscal year. We also expect general and administrative expenses to be slightly lower than in fiscal 2007.

We project positive operating cash flows for the remainder of fiscal 2008. We are forecasting fiscal 2008 capital expenditures of approximately $30 million for new stores, store remodels, SAP implementation, and certain manufacturing and logistics investments, compared to $43.5 million in fiscal 2007. We plan to close 12 additional stores before the end of fiscal 2008, bringing the total number of anticipated stores closing for the year to 25 stores. We intend to close the 12 additional stores at the end of their contractual lease terms and do not expect the costs associated with these store closings to be significant. We expect to operate approximately 477 retail locations at the end of fiscal 2008.

We will continue to pursue initiatives that could improve sales and profitability. These initiatives include refinement of our new marketing campaign, implementation of a new accessories program that is expected to increase sales, and the launch of a new bed model in the third quarter of fiscal 2008.

Finally, we will continue to analyze our existing manufacturing, distribution and retail operations to optimize our business performance. As a result, in future periods, we may incur restructuring expenses or asset impairment charges.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of June 28, 2008, we are not involved in any unconsolidated special purpose entity transactions.

There has been no material change in our contractual obligations since the end of fiscal 2007 other than increasing borrowings under our revolving credit facility from $37.9 million as of December 29, 2007 to $57.6 million as of June 28, 2008. See Note 4, Debt, of the Notes to our Condensed Consolidated Financial Statements. See our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information regarding our contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 28, 2008, our short-term debt was comprised primarily of borrowings under our revolving line of credit. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

Borrowings under our revolving credit facility are currently not subject to material interest rate risk. The credit facility’s interest rate may be reset due to fluctuations in a market-based index, such as the prime rate, federal funds rate or LIBOR. A hypothetical 100 basis point change in the interest rate of outstanding borrowings under our credit facility as of June 28, 2008 would change our annual consolidated pre-tax income or loss by $0.6 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934), at June 28, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 28, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change in internal control over financial reporting during the fiscal quarter ended June 28, 2008, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Effective May 30, 2008, the Credit Agreement related to our revolving credit facility was amended to provide greater flexibility under the existing financial covenants, to include additional financial covenants and monthly measurement of financial covenants, to modify the credit limit and maturity date, to increase the cost of borrowing, to provide the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries, and to impose additional restrictions and covenants with respect to our operations. As of the end of the second quarter of fiscal 2008, we were in full compliance with all financial covenants and we currently expect to remain in compliance with these financial covenants. Volatile and uncertain sales trends in the current macroeconomic environment, however, may make it difficult to maintain compliance with these financial covenants. If we experience a more prolonged or more severe economic downturn, or our business performance does not meet our expectations, we face a risk of non-compliance with these financial covenants. Failure to remain in compliance with the financial covenants could severely constrain our operating flexibility and our ability to fund our business operations.

Whether or not we remain in compliance with the financial covenants under the Credit Agreement, we may need to or may choose to seek additional capital through the issuance of debt or equity securities. The issuance of any additional debt securities could materially and adversely impact our profitability and financial condition. The issuance of additional equity securities could be substantially dilutive to our existing shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2008	—	NA	—
May 2008	—	NA	—
June 2008	—	NA	—
Total	—	NA	—	$206,762

(1)  On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250 million of its common stock, bringing the total availability under our share repurchase program to $290 million. The Finance Committee of the Board of Directors reviews repurchases under this program on a quarterly basis. There is no expiration date governing the period over which we can repurchase shares. We may terminate or limit the stock repurchase program at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 14, 2008. The following individuals were elected as Directors of the Company at the Annual Meeting to serve for terms of three years expiring at the 2011 Annual Meeting of Shareholders or until their successors are elected and qualified. Shares voted in favor of these Directors and shares withheld were as follows:

Christopher P. Kirchen

Shares For	37,205,410
Shares Withheld	2,323,684

Brenda J. Lauderback

Shares For	37,994,600
Shares Withheld	1,534,494

Michael A. Peel

Shares For	37,976,556
Shares Withheld	1,552,538

Jean-Michel Valette

Shares For	37,973,926
Shares Withheld	1,555,168

In addition to the Directors named above, the following Directors’ terms continued after the Annual Meeting and will expire at the Annual Meeting of Shareholders in the year indicated below:

Name	Term Expires
Christine M. Day	2009
Stephen L. Guilis, Jr.	2009
Kristen L. Manos	2009
Ervin R. Shames	2009
Thomas J. Albani	2010
David T. Kollat	2010
William R. McLaughlin	2010

Shareholders also approved the appointment of KPMG LLP, certified public accountants, as our independent auditors for the fiscal year ending January 3, 2009. Shares voted in favor of this appointment, against this appointment and abstaining were as follows:

Shares For	39,242,550
Shares Against	239,613
Shares Abstain	46,931

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Amendment No. 3 to Credit Agreement dated as of May 30, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed June 2, 2008
10.2	Amended and Restated Non-Statutory Stock Option Agreement between Select Comfort Corporation and William R. McLaughlin dated as of April 22, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed April 22, 2008
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: August 1, 2008	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer (principal executive officer)

	By:	/s/ James C. Raabe
James C. Raabe
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Amendment No. 3 to Credit Agreement dated as of May 30, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed June 2, 2008
10.2	Amended and Restated Non-Statutory Stock Option Agreement between Select Comfort Corporation and William R. McLaughlin dated as of April 22, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed April 22, 2008
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith