Form 10-Q
period 2008-09-27
SELECT COMFORT CORP
filed 2008-10-29
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 27, 2008

Commission File Number: 0-25121

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
YES ☐    NO ☒

As of September 27, 2008, 45,003,300 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) September 27, 2008	December 29, 2007

Assets
Current assets:
Cash and cash equivalents	$6,205	$7,279
Accounts receivable, net of allowance for doubtful accounts of $737 and $876, respectively	7,680	18,902
Inventories	19,961	32,517
Prepaid expenses	18,487	9,816
Deferred income taxes	6,254	6,796
Other current assets	1,488	3,833

Total current assets	60,075	79,143
Property and equipment, net	86,760	80,409
Deferred income taxes	27,062	25,543
Other assets	6,179	5,394

Total assets	$180,076	$190,489

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving credit facility	$60,000	$37,890
Accounts payable	43,620	69,775
Customer prepayments	9,236	8,327
Accruals:
Sales returns	3,304	3,751
Compensation and benefits	15,345	14,865
Taxes and withholding	4,473	4,812
Other current liabilities	8,727	9,723

Total current liabilities	144,705	149,143

Non-current liabilities:
Warranty liabilities	5,436	6,747
Capital lease obligations	579	—
Other long-term liabilities	14,062	10,473

Total non-current liabilities	20,077	17,220

Total liabilities	164,782	166,363

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 45,003 and 44,597 shares issued and outstanding, respectively	450	446
Additional paid-in capital	3,905	—
Retained earnings	10,939	23,680

Total shareholders’ equity	15,294	24,126

Total liabilities and shareholders’ equity	$180,076	$190,489

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited – in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$157,231	$213,070	$477,451	$608,570
Cost of sales	59,475	81,892	192,125	233,697

Gross profit	97,756	131,178	285,326	374,873

Operating expenses:
Sales and marketing	82,047	95,741	258,074	280,635
General and administrative	11,618	14,872	41,880	49,102
Research and development	562	1,290	2,079	4,231
Asset impairment charges	1,477	198	2,534	198

Total operating expenses	95,704	112,101	304,567	334,166

Operating income (loss)	2,052	19,077	(19,241)	40,707
Other (expense) income, net	(1,117)	(261)	(1,996)	169

Income (loss) before income taxes	935	18,816	(21,237)	40,876
Income tax (benefit) expense	(48)	6,953	(8,496)	15,424

Net income (loss)	$983	$11,863	(12,741)	$25,452

Net income (loss) per share – basic	$0.02	$0.27	$(0.29)	$0.54

Weighted-average shares – basic	44,232	44,447	44,143	47,381

Net income (loss) per share – diluted	$0.02	$0.26	$(0.29)	$0.52

Weighted-average shares – diluted	44,651	46,137	44,143	49,264

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited – in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings

	Shares	Amount			Total

Balance at December 29, 2007	44,597	$446	$—	$23,680	$24,126
Exercise of common stock options	61	1	92	—	93
Tax benefit from stock-based compensation	—	—	26	—	26
Stock-based compensation	—	—	3,337	—	3,337
Issuances of common stock	345	3	450	—	453
Net loss	—	—	—	(12,741)	(12,741)

Balance at September 27, 2008	45,003	$450	$3,905	$10,939	$15,294

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended

	September 27, 2008	September 29, 2007

Cash flows from operating activities:
Net (loss) income	$(12,741)	$25,452
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,183	18,869
Stock-based compensation	3,337	5,560
Excess tax benefits from stock-based compensation	(17)	(1,389)
Disposals and impairments of assets	2,508	391
Changes in deferred income taxes	(977)	(3,262)
Other, net	—	270
Changes in operating assets and liabilities:
Accounts receivable	11,222	(4,461)
Inventories	12,556	(5,863)
Prepaid expenses and other assets	(5,972)	286
Accounts payable	(16,612)	18,174
Customer prepayments	909	862
Accrued sales returns	(447)	156
Accrued compensation and benefits	492	(3,996)
Accrued taxes and withholding	(313)	5,612
Warranty liabilities	(1,847)	(682)
Other accruals and liabilities	2,884	265

Net cash provided by operating activities	12,165	56,244

Cash flows from investing activities:
Purchases of property and equipment	(28,141)	(30,393)
Proceeds from sales and maturity of marketable debt securities	—	81,086

Net cash (used in) provided by investing activities	(28,141)	50,693

Cash flows from financing activities:
Net increase in short-term borrowings	15,823	21,564
Repurchases of common stock	—	(134,452)
Proceeds from issuance of common stock	534	4,265
Excess tax benefits from stock-based compensation	17	1,389
Issuance costs related to debt	(1,472)	—

Net cash provided by (used in) financing activities	14,902	(107,234)

Decrease in cash and cash equivalents	(1,074)	(297)
Cash and cash equivalents, at beginning of period	7,279	8,819

Cash and cash equivalents, at end of period	$6,205	$8,522

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Financial Statement Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended September 27, 2008 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of September 27, 2008, and December 29, 2007 and the results of operations and cash flows for the periods presented. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

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

New Accounting Pronouncements

We adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” on December 30, 2007, the beginning of our 2008 fiscal year. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. However, on February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. Accordingly, our adoption related only to financial assets and liabilities. At December 30, 2007, and September 27, 2008, we had no financial assets or liabilities which required a fair value measurement on a recurring basis.

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

During the three and nine months ended September 29, 2007, and subsequent to the classification change, marketable debt securities with a cost of $1.6 million and $64.4 million, respectively, were sold at a realized loss of $15,000 and $270,000, respectively.

We did not hold any marketable debt securities at September 27, 2008, or December 29, 2007.

3. Inventories

Inventories consisted of the following (in thousands):

	September 27, 2008	December 29, 2007

Raw materials	$4,209	$10,685
Work in progress	108	225
Finished goods	15,644	21,607

Inventories	$19,961	$32,517

4. Debt

Credit Agreement

In June 2006, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”). The Credit Agreement, as amended to date, provides a revolving credit facility in an initial aggregate amount of $100 million to be used for general corporate purposes (however certain liquidity requirements described below effectively limit our borrowings plus outstanding letters of credit to $90 million as of September 27, 2008, which amount decreases periodically thereafter to $80 million as of July 1, 2009). The Credit Agreement terminates in June 2010.

The Credit Agreement was amended on February 1, 2008 and on May 30, 2008 to allow greater flexibility under the existing financial covenants, provide additional financial covenants and monthly measurement of financial covenants, modify the credit limit and maturity date, increase the cost of borrowing, provide the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries, and impose additional restrictions and covenants with respect to our operations.

At September 27, 2008, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 2.00% or the federal funds rate plus 3.00%) or as Eurocurrency rate loans (tied to LIBOR, plus a margin up to 3.0% depending on our leverage ratio, as defined). We also pay certain facility and agent fees. We are subject to certain financial covenants under the agreement consisting of maximum leverage ratio, liquidity requirements, minimum interest coverage ratios, minimum EBITDA and capital expenditure limits. Minimum liquidity is defined as the amount available under the credit facility less outstanding letters of credit. The minimum liquidity requirements are $10 million as of September 1, 2008, $15 million as of December 1, 2008 and $20 million as of July 1, 2009.

We had outstanding borrowings of $60.0 million and $37.9 million, under the credit facility as of September 27, 2008, and December 29, 2007, respectively. As of September 27, 2008, and December 29, 2007, interest rates on borrowings outstanding under the Credit Agreement were 5.6% and 5.2%, respectively. At September 27, 2008, and December 29, 2007, $23.6 million and $62.1 million, respectively, were available under this credit facility.

As of the end of the third quarter of fiscal 2008, we were in full compliance with all financial covenants. With the increased uncertainty in the current macroeconomic environment, however, we believe that we may fall out of compliance with these financial covenants, either during the fourth quarter of 2008 or early in 2009. Failure to remain in compliance with the financial covenants could severely constrain our operating flexibility and our ability to fund our business operations.

In light of these increased uncertainties, we are considering options to enhance our financial flexibility and fund our operations including, additional actions to reduce our cost structure and improve profitability, the need to raise equity or debt capital, or the need to amend the financial covenants under our debt agreement. Any amendment of the Credit Agreement may significantly increase the cost of credit provided under the credit facility and related expenses, which may adversely impact our profitability. Whether or not we obtain an amendment of the Credit Agreement, we may need to or choose to seek additional capital through the issuance of debt or equity securities. The issuance of any additional debt securities could materially and adversely impact our profitability and financial condition. The issuance of additional equity securities could be substantially dilutive to our existing shareholders.

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

Capital Lease

During the three and nine months ended September 27, 2008, we entered into capital leases totaling $370,000 and $932,000, respectively, for certain computer equipment. At September 27, 2008, $245,000 was included in other current liabilities and $579,000 was included in capital lease obligations in our consolidated balance sheet.

5. Repurchases of Common Stock

On April 20, 2007, our Board of Directors authorized the repurchase of up to an additional $250.0 million of our common stock, bringing the total availability under our share repurchase program to $290.0 million. We did not repurchase any shares during the three or nine months ended September 27, 2008. We repurchased and retired 2,259,000 and 7,617,000 shares through open market purchases at a cost of $37.6 million and $131.9 million (based on trade dates), respectively, during the three and nine months ended September 29, 2007. As of September 27, 2008, the remaining authorization under our share repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares.

6. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors. Stock-based compensation awards are generally granted annually during the first quarter. We have awarded stock options, performance shares and restricted stock under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized ratably over the vesting period of each grant, which is generally four years. Stock-based compensation expense for the three and nine months ended September 27, 2008 was $1.2 million and $3.3 million, respectively, and for the three and nine months ended September 29, 2007 was $1.5 million and $5.6 million, respectively.

7. Asset Impairment Charges

During the three and nine months ended September 27, 2008, we recognized impairment charges of $1.5 million and $2.5 million, respectively. During 2008, we reviewed all of our stores for impairment and determined that certain store assets at underperforming stores were impaired. We recognized impairment charges for the difference between the fair value and the carrying amounts of the related long-lived assets. We estimate fair values based on the cash-flows expected to be generated by the assets. During the three months ended September 29, 2007, we determined that certain store assets at underperforming stores were impaired and recognized impairment charges of $0.2 million for the difference between fair value and the carrying amounts of the related long-lived assets.

Asset impairment charges is one of our critical accounting estimates and requires management to make estimates about future events including sales growth rates, cash flows and asset fair values. In addition, our impairment calculations assume the ongoing availability of consumer credit and our ability to provide cost-effective consumer credit options. However, the recent tightening of credit standards, for our customers who seek extended financing from our third party financiers, was considered in our estimates. Predicting future events is inherently an imprecise activity. If actual results are not consistent with the estimates and assumptions used in our asset impairment calculations, we may incur additional impairment charges in the near term.

8. Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended

	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Interest income	$—	$94	$89	$1,055
Interest expense	(1,302)	(449)	(2,550)	(793)
Write-off unamortized debt cost	—	—	(131)	—
Capitalized interest expense	185	109	596	177
Realized loss on sales of marketable debt securities	—	(15)	—	(270)

Other (expense) income, net	$(1,117)	$(261)	$(1,996)	$169

9. Income Taxes

During the third quarter of fiscal 2008, we recognized $0.6 million of discrete tax benefit adjustments related to research and development tax credits for prior years based on the recognition guidance outlined in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The third quarter of fiscal 2007 income tax expense included $0.2 million of discrete tax benefit adjustments related to the resolution of certain federal and state income tax matters.

10. Net Income (Loss) per Common Share

The following computations reconcile net income (loss) per share – basic with net income (loss) per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net income (loss)	$983	$11,863	$(12,741)	$25,452

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	44,232	44,447	44,143	47,381
Effect of dilutive securities:
Options	114	1,443	—	1,614
Restricted shares	305	247	—	269

Diluted weighted-average shares outstanding	44,651	46,137	44,143	49,264

Net income (loss) per share – basic	$0.02	$0.27	$(0.29)	$0.54
Net income (loss) per share – diluted	$0.02	$0.26	$(0.29)	$0.52

We excluded potentially dilutive stock options totaling 4,776,000 and 5,025,000 for the three and nine months ended September 27, 2008, respectively, and 1,991,000 and 1,668,000 for the three and nine months ended September 29, 2007, respectively, from diluted net income (loss) per share because these securities’ exercise prices were greater than the average market price of our common shares. In addition, for the nine months ended September 27, 2008, we excluded 400,000 shares of restricted stock, and 282,000 stock options, from diluted net income (loss) per share as their inclusion would have had an anti-dilutive effect on our net loss per diluted share.

11. Commitments and Contingencies

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in state court in California by one of our customers. The complaint asserts various claims related to products liability and misrepresentation and seeks class certification. The complaint alleges that products sold by us prior to 2006 had a unique propensity to develop mold, alleges that the plaintiff suffered adverse health effects, and seeks various forms of legal and equitable relief. We removed the case to the U.S. District Court for the Northern District of California. On September 30, 2008, the Court granted our motion to dismiss and strike the purported class action claims, and allowed the plaintiff leave to amend the complaint. As of September 27, 2008, no accrual had been established as we believe the claims are without merit and we intend to vigorously defend the litigation.

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

•

Consumer Credit – the availability of consumer credit, tighter consumer credit standards from the providers of credit to our customers and our ability to provide cost-effective consumer credit options;

•

Sources of Supply – our ability to secure adequate sources of supply at reasonable cost, especially considering our single sources of supply for some components and just-in-time manufacturing processes, as well as potential shortages of commodities;

•

Inflationary Pressures – rising fuel and commodity costs, fluctuating currency rates, increasing industry regulatory requirements and the impact of lower sales volume on a fixed cost structure may increase our cost of goods and may adversely impact our profitability or our ability to maintain sales volumes to the extent that we choose to increase prices;

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

•

General Economic Conditions and Consumer Confidence – adverse trends in general economic conditions, including in particular the housing market, retail trends and consumer confidence, consumer credit quality and the possibility of an economic recession; and

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

New Product Launches

During the third quarter of fiscal 2008, we launched the Sleep Number Memory Foam® bed which combines memory foam conforming comfort with the ability to adjust firmness and provide personalized comfort. Also during the third quarter, we introduced the Sleep Number personalized pillow, which gives consumers the ability to personalize the outer comfort, inner support and pillow protector materials in their bed pillow.

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

Highlights

Key financial highlights for the three months ended September 27, 2008 were as follows:

•	Net income totaled $1.0 million, or $0.02 per diluted share, compared with $11.9 million or $0.26 per diluted share, for the same period one year ago.

•	Net sales decreased 26% to $157.2 million, compared with $213.1 million for the same period one year ago, primarily due to a 27% comparable-store sales decline for our company-owned retail stores.

•

Our gross profit rate increased to 62.2% of net sales, compared with 61.6% of net sales for the same period last year. The gross profit rate increase was primarily due to product price increases for our company-owned sales channels and a sales mix shift to higher margin products, partially offset by the deleveraging impact of the 26% sales decrease and higher commodity and logistics costs.

•

Sales and marketing expenses decreased 14% to $82.0 million, or 52.2% of net sales, compared with $95.7 million, or 44.9% of net sales, for the same period one year ago. The rate increase was primarily due to the deleveraging impact of the 26% sales decrease.

•	General and administrative expenses declined $3.3 million compared with the prior year, but increased slightly to 7.4% of net sales.

•	Cash from operating activities totaled $12.2 million for the first nine months of 2008, compared with $56.2 million for the same period one year ago.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended						Nine Months Ended

	September 27, 2008			September 29, 2007			September 27, 2008			September 29, 2007

Net sales	$157.2	100.0%		$213.1	100.0%		$477.5	100.0%		$608.6	100.0%
Cost of sales	59.5	37.8%		81.9	38.4%		192.1	40.2%		233.7	38.4%

Gross profit	97.8	62.2%		131.2	61.6%		285.3	59.8%		374.9	61.6%

Operating expenses:
Sales and marketing	82.0	52.2%		95.7	44.9%		258.1	54.1%		280.6	46.1%
General and administrative	11.6	7.4%		14.9	7.0%		41.9	8.8%		49.1	8.1%
Research and development	0.6	0.4%		1.3	0.6%		2.1	0.4%		4.2	0.7%
Asset impairment charges	1.5	0.9%		0.2	0.1%		2.5	0.5%		0.2	0.0%

Total operating expenses	95.7	60.9%		112.1	52.6%		304.6	63.8%		334.2	54.9%

Operating income (loss)	2.1	1.3%		19.1	9.0%		(19.2)	(4.0%	)	40.7	6.7%
Other (expense) income, net	(1.1)	(0.7%	)	(0.3)	(0.1%	)	(2.0)	(0.4%	)	0.2	0.0%

Income (loss) before income taxes	0.9	0.6%		18.8	8.8%		(21.2)	(4.4%	)	40.9	6.7%
Income tax (benefit) expense	(0.1)	0.0%		7.0	3.3%		(8.5)	(1.8%	)	15.4	2.5%

Net income (loss)	$1.0	0.6%		$11.9	5.6%		$(12.7)	(2.7%	)	$25.5	4.2%

Net income (loss) per share:
Basic	$ 0.02			$ 0.27			$ (0.29)			$ 0.54
Diluted	$ 0.02			$ 0.26			$ (0.29)			$ 0.52
Weighted-average number of common shares:
Basic	44.2			44.4			44.1			47.4
Diluted	44.7			46.1			44.1			49.3

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended

	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Percent of net sales:
Retail	78.9%	76.6%	77.4%	75.7%
Direct	7.7%	7.2%	8.0%	8.1%
E-Commerce	5.3%	6.7%	6.1%	6.8%
Wholesale	8.1%	9.5%	8.5%	9.4%

Total	100.0%	100.0%	100.0%	100.0%

The components of total net sales growth, including comparable-store sales changes, were as follows:

	Three Months Ended				Nine Months Ended

	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007

Net sales growth rates:
Comparable stores	(27%	)	(6%	)	(24%	)	(10%	)
Net new stores	3%		9%		4%		9%

Retail total	(24%	)	3%		(20%	)	(1%	)
Direct	(20%	)	(15%	)	(23%	)	(16%	)
E-Commerce	(42%	)	30%		(29%	)	26%
Wholesale	(37%	)	(1%	)	(29%	)	14%

Total net sales growth	(26%	)	3%		(22%	)	0%

The numbers of company-owned retail stores and independently owned and operated retail partner stores was as follows:

	Three Months Ended		Nine Months Ended

	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Company-owned retail stores:
Beginning of period	478	460	478	442
Opened	5	14	18	37
Closed	(8)	(3)	(21)	(8)

End of period	475	471	475	471

Retail partner doors	794	770	794	770

Comparison of Three Months Ended September 27, 2008 with Three Months Ended September 29, 2007

Net sales
Net sales decreased 26% to $157.2 million for the three months ended September 27, 2008, compared with $213.1 million for the same period one year ago. The sales decrease was due to a 27% comparable-store sales decline in our company-owned retail stores and a decrease in wholesale, E-Commerce and direct channel sales, partially offset by sales from four net new company-owned retail stores opened in the past 12 months. Total sales of mattress units decreased 36% compared to the same period one year ago, and the average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels increased 11% to $1,917, while sales of other products and services decreased by 23%.

The $55.8 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $39.3 million net decrease in sales from our company-owned retail stores, comprised of a $42.2 million decrease from comparable-stores and a $2.9 million increase from new stores, net of stores closed; (ii) a $7.4 million decrease in wholesale sales; (iii) a $6.0 million decrease in E-Commerce sales; and (iv) a $3.1 million decrease in direct channel sales.

Gross profit
The gross profit rate increased to 62.2% of net sales for the three months ended September 27, 2008, compared with 61.6% for the same period one year ago. A majority of the gross profit rate increase was due to various pricing initiatives implemented in our company-owned sales channels which favorably impacted average selling prices and added approximately 1.0 percentage point (“ppt”) to our third quarter gross profit rate compared to the same period last year. In addition, a sales mix shift to higher margin products and an increase in the percentage of net sales from higher gross margin channels increased the gross profit rate by approximately 0.4 ppt and 0.3 ppt, respectively, compared to the same period one year ago. These items were partially offset by the deleveraging impact of the 26% net sales decrease, higher commodity costs and increased logistics costs, including the impact of higher fuel prices.

Sales and marketing expenses
Sales and marketing expenses for the three months ended September 27, 2008 decreased 14% to $82.0 million, or 52.2% of net sales, compared with $95.7 million, or 44.9% of net sales, for the same period one year ago. The $13.7 million decrease was primarily due to the following: (i) a 14% reduction in media spending compared to the same period one year ago; (ii) reduced variable selling expenses due to the net sales decline including lower financing costs, percentage rents and variable store compensation; partially offset by (iii) operating costs associated with new stores opened in the past 12 months. The 7.3 ppt sales and marketing expense rate increase was principally due to the deleveraging impact of the 26% sales decline, partially offset by a $13.7 million expense decrease compared with the same period one year ago.

General and administrative expenses
General and administrative (“G&A”) expenses decreased 22% to $11.6 million for the three months ended September 27, 2008, compared with $14.9 million for the same period one year ago. The $3.3 million decrease in G&A expenses was primarily due to reduced compensation and benefit costs resulting from workforce reductions, and discretionary spending cuts.

Research and development expenses
Research and development (“R&D”) expenses decreased to $0.6 million for the third quarter of fiscal 2008 compared with $1.3 million for the same period one year ago, and decreased as a percentage of net sales to 0.4% from 0.6% for the comparable prior-year period.

Asset impairment charges
During the three months ended September 27, 2008, we recognized impairment charges of $1.5 million. During 2008, we reviewed all of our stores for impairment and determined that certain store assets at underperforming stores were impaired. We recognized impairment charges for the difference between the fair value and the carrying amounts of the related long-lived assets. We estimate fair values based on the cash-flows expected to be generated by the assets. During the three months ended September 29, 2007, we determined that certain store assets at underperforming stores were impaired and recognized impairment charges of $0.2 million for the difference between fair value and the carrying amounts of the related long-lived assets.

Other (expense) income, net
Other expense was $1.1 million for the three months ended September 27, 2008, compared with $0.3 million of expense for the same period one year ago. The $0.9 million increase in other expense was driven by increased interest expense from borrowings under our revolving line of credit due to higher average debt balances and increased interest rates compared to the same period one year ago.

Income tax (benefit) expense
Income tax benefit was $0.1 million for the three months ended September 27, 2008, compared with $7.0 million of income tax expense for the same period one year ago. The effective tax rate was (5.1)% for the third quarter of fiscal 2008 and 37.0% for the same period one year ago. During the three months ended September 27, 2008, we recognized $0.6 million of discrete tax benefit adjustments related to research and development tax credits for prior years based on the recognition guidance outlined in FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes.

Comparison of Nine Months Ended September 27, 2008 with Nine Months Ended September 29, 2007

Net sales
Net sales for the first nine months of fiscal 2008 decreased 22% to $477.5 million compared with $608.6 million for the same period one year ago. The sales decrease was driven by a 24% comparable-store sales decline in our company-owned retail stores and a decrease in wholesale, E-Commerce and direct channel sales, partially offset by sales from four net new company-owned retail stores opened in the past 12 months. Total sales of mattress units decreased 28% compared to the same period one year ago, and the average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels increased 4% to $1,779, while sales of other products and services decreased by 16%.

The $131.1 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $91.2 million net decrease in sales from our company-owned retail stores, comprised of a $109.6 million decrease from comparable-stores and a $18.4 million increase from new stores, net of stores closed; (ii) a $16.5 million decrease in wholesale sales; (iii) a $12.2 million decrease in E-Commerce sales; and (iv) an $11.2 million decrease in direct channel sales.

Gross profit
The gross profit rate decreased to 59.8% of net sales for the first nine months of fiscal 2008 compared with 61.6% of net sales for the same period one year ago. A majority of the gross profit rate decline was driven by higher commodity and logistics costs including the impact of higher fuel prices, increased production costs for our new line of beds and fire-retardant products launched last year, and the deleveraging impact of the 22% net sales decrease. In addition, a sales mix shift to lower margin products and increased warranty costs each reduced the gross profit rate by approximately 0.2 ppt, compared to the same period one year ago. These items were partially offset by an increase in the percentage of net sales from our retail distribution channel which increased the gross profit rate by approximately 0.3 ppt. Pricing initiatives implemented in our company-owned sales channels also favorably impacted our gross profit rate as compared to the same period one year ago.

Sales and marketing expenses
Sales and marketing expenses for the nine months ended September 27, 2008 decreased to $258.1 million, or 54.1% of net sales, compared with $280.6 million, or 46.1% of net sales, for the same period one year ago. The $22.6 million decrease was primarily due to the following: (i) an $11.4 million or 14% reduction in media spending compared with the same period one-year ago; (ii) reduced variable selling expenses due to the net sales decline including lower financing costs, percentage rents and variable store compensation; partially offset by (iii) operating costs associated with new stores opened in the past 12 months. The 8.0 ppt sales and marketing expense rate increase was principally due to the deleveraging impact of the 22% net sales decline, partially offset by a $22.6 million expense decrease compared with the same period one year ago.

General and administrative expenses
General and administrative expenses decreased to $41.9 million for the nine months ended September 27, 2008 compared with $49.1 million for the same period one year ago, but increased 0.7 ppt on a rate basis. The $7.2 million decrease in G&A expenses was primarily due to workforce reductions, reduced stock-based compensation expense, lower depreciation expense, decreased consulting fees and other discretionary spending reductions. The year-over-year decline in stock-based compensation expense was primarily due to an increase in our estimated forfeiture rates resulting from the workforce reductions.

Research and development expenses
Research and development expenses decreased to $2.1 million for the first nine months of fiscal 2008 compared with $4.2 million for the same period one year ago, and decreased as a percentage of net sales to 0.4% from 0.7%. The prior year’s first nine months included additional R&D expenses related to the development of new fire retardant products and an upgrade of our entire line of bed models.

Asset impairment charges
During the nine months ended September 27, 2008, we recognized impairment charges of $2.5 million. During 2008, we reviewed all of our stores for impairment and determined that certain store assets at underperforming stores were impaired. We recognized impairment charges for the difference between the fair value and the carrying amounts of the related long-lived assets. We estimate fair values based on the cash-flows expected to be generated by the assets. During the nine months ended September 29, 2007, we determined that certain store assets at underperforming stores were impaired and recognized impairment charges of $0.2 million for the difference between fair value and the carrying amounts of the related long-lived assets.

Other (expense) income, net
Other expense was $2.0 million for the nine months ended September 27, 2008 compared with other income of $0.2 million for the same period one year ago. The $2.2 million decrease was driven by increased interest expense from borrowings under our revolving line of credit due to higher average debt balances and increased interest rates, and lower average cash and investment balances compared to the same period one year ago.

Income tax (benefit) expense
Income tax benefit was $8.5 million for the nine months ended September 27, 2008 compared with $15.4 million of income tax expense for the same period one year ago. The effective tax rate was (40.0)% and 37.7% in 2008 and 2007, respectively. During the nine months ended September 27, 2008, we recognized $0.6 million of discrete benefit tax adjustments related to research and development tax credits for prior years based on the recognition guidance under FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes. Income tax expense, for the nine months ended September 29, 2007, included $0.2 million of discrete tax benefit adjustments related to the resolution of certain federal and state income tax matters.

Liquidity and Capital Resources

As of September 27, 2008, we had cash and cash equivalents of $6.2 million compared with $7.3 million as of December 29, 2007. The $1.1 million decrease in cash and cash equivalents was primarily due to $28.1 million of capital expenditures, partially offset by $12.2 million of cash provided by operating activities and a $15.8 million net increase in short-term borrowings.

The following table summarizes our cash flows for the nine months ended September 27, 2008, and September 29, 2007 ($ in millions):

	Nine Months Ended

	September 27, 2008	September 29, 2007

Total cash provided by (used in):
Operating activities	$12.2	$56.2
Investing activities	(28.1)	50.7
Financing activities	14.9	(107.2)

Decrease in cash and cash equivalents	$(1.1)	$(0.3)

Cash provided by operating activities for the nine months ended September 27, 2008, and September 29, 2007 was $12.2 million and $56.2 million, respectively. The $44.1 million year-over-year decrease in cash from operating activities was comprised of a $38.2 million decline in net (loss) income and a $7.5 million decrease in cash from changes in operating assets and liabilities, partially offset by a $1.6 million increase in adjustments to reconcile net (loss) income to cash provided by operating activities. The year-over-year decrease in cash from changes in operating assets and liabilities was due to a current-year decrease in accounts payable (timing of payments, reduced business volume and reduced inventory levels), a decrease in accrued taxes and withholding (year-to-date pre-tax loss in current fiscal year), partially offset by a decrease in accounts receivable (lower current-year wholesale volume and timing of wholesale receipts), a current-year decrease in inventories, and a current year increase in accrued compensation and benefits (prior-year’s reduction included payment of fiscal 2006 bonus in the first quarter of fiscal 2007).

Net cash used in investing activities was $28.1 million for the nine months ended September 27, 2008 compared with net cash provided by investing activities of $50.7 million for the same period one year ago. The $78.8 million decrease in net cash (used in) provided by investing activities was principally due to no proceeds from the sales and maturity of marketable debt securities for the first nine months of fiscal 2008, compared with $81.1 million of proceeds from the sales and maturity of marketable debt securities for the same period one year ago, as we liquidated our marketable securities in fiscal 2007 to fund common stock repurchases. During the first nine months of fiscal 2008, we invested $28.1 million in property and equipment, compared to $30.4 million for the same period one year ago. In both periods, our capital expenditures related primarily to new and remodeled retail stores and investments in information technology. For the first nine months of fiscal 2008 we opened 18 new retail stores, compared with 37 new retail stores opened during the same period one year ago.

Net cash provided by financing activities was $14.9 million for the nine months ended September 27, 2008, compared with net cash used in financing activities of $107.2 million for the same period one year ago. The $122.1 million increase in cash provided by (used in) financing activities resulted from $134.5 million of common stock repurchases for the first nine months of fiscal 2007 compared with no repurchases for the current fiscal year, and increased short-term borrowings under our revolving line of credit, partially offset by a $3.7 million reduction in proceeds from the issuance of common stock related to stock option exercises and employee purchases, a $1.4 million reduction in tax benefits from stock-based compensation and a $1.5 million increase in debt issuance costs related to our amended credit agreement. Book overdrafts are included in the net change in short-term borrowings.

On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250 million of its common stock, bringing the total availability under our share repurchase program to $290 million. In the third quarter of fiscal 2007, we curtailed our share repurchases following the tightening of credit markets and the continued deterioration in the general economic environment. As of September 27, 2008, the remaining authorization under our share repurchase program was $207 million. There is no expiration date governing the period over which we can repurchase shares.

In June 2006, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”). The Credit Agreement, as amended to date, provides a revolving credit facility in an initial aggregate amount of $100 million to be used for general corporate purposes (however certain liquidity requirements described below effectively limit our borrowings plus outstanding letters of credit to $90 million at September 27, 2008, which amount decreases periodically thereafter to $80 million as of July 1, 2009). The Credit Agreement terminates in June 2010.

The Credit Agreement was amended on February 1, 2008 and on May 30, 2008 to allow greater flexibility under the existing financial covenants, provide additional financial covenants and monthly measurement of financial covenants, modify the credit limit and maturity date, increase the cost of borrowing, provide the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries, and impose additional restrictions and covenants with respect to our operations.

At September 27, 2008, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 2.00% or the federal funds rate plus 3.00%) or as Eurocurrency rate loans (tied to LIBOR, plus a margin up to 3.0% depending on our leverage ratio, as defined). We also pay certain facility and agent fees. We are subject to certain financial covenants under the agreement consisting of maximum leverage ratio, liquidity requirements, minimum interest coverage ratios, minimum EBITDA and capital expenditure limits. Minimum liquidity is defined as the amount available under the credit facility less outstanding letters of credit. The minimum liquidity requirements are $10 million as of September 1, 2008, $15 million as of December 1, 2008 and $20 million as of July 1, 2009.

We had outstanding borrowings of $60.0 million and $37.9 million, under the credit facility as of September 27, 2008, and December 29, 2007, respectively. As of September 27, 2008, and December 29, 2007, interest rates on borrowings outstanding under the Credit Agreement were 5.6% and 5.2%, respectively. At September 27, 2008, and December 29, 2007, $23.6 million and $62.1 million, respectively, were available under this credit facility.

As of the end of the third quarter of fiscal 2008, we were in full compliance with all financial covenants. With the increased uncertainty in the current macroeconomic environment, however, we believe that we may fall out of compliance with these financial covenants, either during the fourth quarter of 2008 or early in 2009. Failure to remain in compliance with the financial covenants could severely constrain our operating flexibility and our ability to fund our business operations.

In light of these increased uncertainties, we are considering options to enhance our financial flexibility and fund our operations including, additional actions to reduce our cost structure and improve profitability, the need to raise equity or debt capital, or the need to amend the financial covenants under our debt agreement. Any amendment of the Credit Agreement may significantly increase the cost of credit provided under the credit facility and related expenses, which may adversely impact our profitability. Whether or not we obtain an amendment of the Credit Agreement, we may need to or choose to seek additional capital through the issuance of debt or equity securities. The issuance of any additional debt securities could materially and adversely impact our profitability and financial condition. The issuance of additional equity securities could be substantially dilutive to our existing shareholders.

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

We anticipate that macro-economic pressures will increase in the fourth quarter of fiscal 2008. We expect the difficult economic conditions to persist through 2009 and consumer buying to continue to weaken. Maintaining our gross profit rate at the fiscal 2008 third quarter rate of 62.2% will be a challenge due to deleverage resulting from anticipated lower unit volumes. However, we project our gross profit rate will remain above 60% during the fourth quarter as we focus on reducing our fixed costs. Results for fiscal 2008 will benefit from a fifty-third week in the fourth quarter.

The company will focus on several key areas in the fourth quarter and into 2009 to mitigate the impact of the challenging economic environment, which include:

•

Product cost and pricing – We plan to reduce product costs and create price flexibility within the product line to better enable us to respond to increased price sensitivity of consumers in the current environment.

•

Infrastructure costs – We will close five stores during the fourth quarter of 2008, bringing the anticipated number of store closing for the year to 26 stores. In 2009, we plan to be more aggressive in reducing our store base. We expect to reduce our store count by up to 20 stores during the first quarter of fiscal 2009 through the expiration of store leases and lease exit clauses of underperforming stores. We will continue to align general and administrative costs with projected sales trends while preserving core strategic capabilities.

•

Media and marketing – We will continue to work toward improving the effectiveness and efficiency of both sales and marketing. Media spend will be lower in fourth quarter, and will remain flexible in 2009 based on sales trends.

•

Cash – We will remain focused on preserving cash. We anticipate that operating cash flows for 2008 will be positive. We will reduce capital expenditures in 2009 as commitments for store openings and our SAP project are fulfilled.

Finally, we will continue to analyze our existing manufacturing, distribution and retail operations to optimize our business performance. As a result, in future periods, we may incur restructuring expenses or asset impairment charges.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of September 27, 2008, we are not involved in any unconsolidated special purpose entity transactions.

There has been no material change in our contractual obligations since the end of fiscal 2007 other than increasing borrowings under our revolving credit facility from $37.9 million as of December 29, 2007 to $60.0 million as of September 27, 2008. See Note 4, Debt, of the Notes to our Condensed Consolidated Financial Statements. See our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information regarding our contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 27, 2008, our short-term debt was comprised primarily of borrowings under our revolving line of credit. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

Borrowings under our revolving credit facility are currently not subject to material interest rate risk. The credit facility’s interest rate may be reset due to fluctuations in a market-based index, such as the prime rate, federal funds rate or LIBOR. A hypothetical 100 basis point change in the interest rate of outstanding borrowings under our credit facility as of September 27, 2008 would change our annual consolidated pre-tax income or loss by $0.6 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934), at September 27, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 27, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change in internal control over financial reporting during the fiscal quarter ended September 27, 2008, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in state court in California by one of our customers. The complaint asserts various claims related to products liability and misrepresentation and seeks class certification. The complaint alleges that products sold by us prior to 2006 had a unique propensity to develop mold, alleges that the plaintiff suffered adverse health effects, and seeks various forms of legal and equitable relief. We removed the case to the U.S. District Court for the Northern District of California. On September 30, 2008, the Court granted our motion to dismiss and strike the purported class action claims, and allowed the plaintiff leave to amend the complaint.

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

We face a risk of non-compliance with certain financial covenants in our Credit Agreement. We may need to seek an amendment of the Credit Agreement and may need to obtain additional capital through the issuance of debt or equity securities in order to remain in compliance and to fund our operations.

Effective May 30, 2008, the Credit Agreement related to our revolving credit facility was amended to provide greater flexibility under the existing financial covenants, to include additional financial covenants and monthly measurement of financial covenants, to modify the credit limit and maturity date, to increase the cost of borrowing, to provide the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries, and to impose additional restrictions and covenants with respect to our operations. As of the end of the third quarter of fiscal 2008, we were in full compliance with all financial covenants. With the increased uncertainty in the current macroeconomic environment, however, we believe that we may fall out of compliance with these financial covenants, either during the fourth quarter of 2008 or early in 2009. Failure to remain in compliance with the financial covenants could severely constrain our operating flexibility and our ability to fund our business operations.

In light of these increased uncertainties, we are considering options to enhance our financial flexibility and fund our operations including, additional actions to reduce our cost structure and improve profitability, the need to raise equity or debt capital, or the need to amend the financial covenants under our debt agreement. Any amendment of the Credit Agreement may significantly increase the cost of credit provided under the credit facility and related expenses, which may adversely impact our profitability. Whether or not we obtain an amendment of the Credit Agreement, we may need to or choose to seek additional capital through the issuance of debt or equity securities. The issuance of any additional debt securities could materially and adversely impact our profitability and financial condition. The issuance of additional equity securities could be substantially dilutive to our existing shareholders.

Failure to satisfy NASDAQ Global Select Market listing requirements may result in our common stock being removed from listing on the NASDAQ Global Select Market.

Our common stock is currently listed on the NASDAQ Global Select Market under the symbol “SCSS.” For continued inclusion on the NASDAQ Global Select Market, we must generally maintain, among other requirements, either (a) shareholders’ equity of at least $10 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $5 million; or (b) market capitalization of at least $50 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $15 million. NASDAQ has recently suspended enforcement, through January 16, 2009, of the rules requiring a minimum closing bid price and a minimum market value of public float. After January 16, 2009, however, if we fail to meet the minimum closing bid price or the minimum market value standards described above for at least 30 consecutive trading days, our common stock could be at risk of being removed from listing on the NASDAQ Global Select Market. If our common stock were removed from listing on the NASDAQ Global Select Market, our common stock may be transferred to the NASDAQ Capital Market if we satisfy the listing criteria for the NASDAQ Capital Market, or trading of our common stock may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our common stock. Removal of our common stock from listing on the NASDAQ Global Select Market may also make it more difficult for us to raise capital through the sale of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 2008	—	NA	—
August 2008	—	NA	—
September 2008	—	NA	—

Total	—	NA	—	$206,762

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                              Not applicable

ITEM 5. OTHER INFORMATION

                              Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan dated as of August 21, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed August 27, 2008

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: October 29, 2008	By:	/s/ William R. McLaughlin

William R. McLaughlin
Chief Executive Officer
(principal executive officer)

	By:	/s/ James C. Raabe

James C. Raabe
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan dated as of August 21, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed August 27, 2008

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith