Form 10-K
period 2009-01-03
SELECT COMFORT CORP
filed 2009-03-19
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2009

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
YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 28, 2008, was $68,500,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).

As of January 31, 2009, there were 45,300,669 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

          Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. Our fiscal year is based on a 52- or 53-week year. All years presented in this Form 10-K are 52 weeks, except for the 2008 fiscal year ended January 3, 2009 and the 2003 fiscal year ended January 3, 2004, which are 53-week years.

i

ii

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

ITEM 1. BUSINESS

Our Business

Overview

Select Comfort Corporation was founded as a Minnesota-based corporation in 1987 by an entrepreneur who developed and manufactured adjustable firmness mattresses after considering other alternatives such as innerspring and water mattresses. Select Comfort has evolved from a specialty, niche direct marketer, to a nationwide multi-channel business with fiscal 2008 net sales of $609 million.

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

Competitive Strengths

Differentiated, Superior Product

The unique benefits of our proprietary Sleep Number bed have been validated through clinical sleep research. Clinical sleep research has shown that people who sleep on a Sleep Number bed generally fall asleep faster, experience deeper sleep with fewer disturbances and experience greater relief from back pain than those sleeping on a traditional innerspring mattress. The proprietary air-chamber technology of our Sleep Number bed allows adjustable firmness of the mattress at the touch of a button. Our dual chamber technology (two independent air chambers) allows consumers to adjust the firmness on either side of the bed to meet each person’s individual preference.

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

Vision and Strategy

For 2007, we ranked as the 5th largest mattress manufacturer according to the June 16, 2008 edition of Furniture/Today, with a 6% market share of industry revenue and 2% market share of industry units. We ranked as the leading U.S. bedding retailer, according to the Top-25 Bedding Retailers report in the August 11, 2008 edition of Furniture/Today. Our vision is to be a leading brand in the bedding industry.

We are executing against a defined strategy which focuses on the following key components:

•	Building brand awareness and increasing store traffic through effective marketing programs;

•	Prudently managing our business in the current economic environment through disciplined controls over costs and cash;

•	Accelerating product innovation to lead the industry in innovative sleep products; and

•	Leveraging our infrastructure in order to facilitate long-term profitability.

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

We also sell to commercial partners which increases awareness of our brand through media exposure, product sales and word-of-mouth. These commercial partners include the QVC television shopping channel, the luxury motor home market, selected mattress retailers and Radisson Hotels and Resorts® in the U.S., Canada and the Caribbean.

As of January 3, 2009 we operated 471 company-owned stores in the U.S. In the current economic environment, we are evaluating and reducing our store base, and expect to end 2009 with no more than 420 stores. We may further reduce our store base in 2009 and 2010. We do not expect to expand our store base until we begin generating comparable-store sales growth on a consistent basis. We supplement our company-controlled distribution channels with sales through a limited number of leading home furnishings and specialty bedding retailers.

In 2005, we expanded our distribution network outside the U.S. with a retail partner relationship in Canada. In 2008, the Canadian retail partner relationship grew to 134 doors. During 2007, we formed a strategic alliance with two Australian-based companies to manufacture and distribute Sleep Number beds and accessories in Australia and New Zealand. Our international distribution network was not a significant part of our total distribution network and we do not plan to expand our international distribution during 2009.

Prudently Managing Our Business

We generated positive net income for six consecutive years from 2002 through 2007. Our 2008 operating results were significantly affected by the industry-wide decrease in consumer spending and we realized a net loss of $70.2 million, including $34.6 million of pre-tax asset impairment charges and a $26.8 million pre-tax charge for a deferred tax valuation allowance.

We have taken significant actions to improve our operating results and maintain our liquidity in the current challenging macro-economic environment, including: corporate workforce reductions, reduced capital spending, executing plans to close stores, supply chain cost reduction initiatives, reduced media spending, reductions in fixed and discretionary marketing and selling expenses, and ceasing all activities associated with the implementation of SAP®-based information technology applications. We are also introducing lower product price points and initiating an enhanced promotional strategy designed to stabilize sales. Additionally, we are exploring a range of strategic and financing alternatives to enhance our financial flexibility and improve our liquidity.

Accelerating Innovation

Our goal is to lead the industry in innovative sleep products. We have historically introduced new features and benefits to our Sleep Number beds every two to three years, through a pipeline of research and development (“R&D”) activities. During 2007, we refreshed our entire line of bed models and will do so again in 2009. Our new models emphasize enhanced comfort-layer materials, and several feature advancements in temperature balancing technology. We believe the new line represents the highest-quality, most technologically advanced beds we have ever produced.

Our 2008 innovations included: (i) the launch of the Sleep Number memory foam bed which combines memory foam conforming comfort with the ability to adjust firmness and provide personalized comfort, and (ii) the Sleep Number p6 bed that has enhanced layers of softness and breathable fabrics. The two new mattress models fill-in key price points in our product line-up.

Leveraging our Infrastructure

Our vertically-integrated business model provides multiple sources for efficiency and leverage. Our goal of sustaining improved performance over a multi-year period is based on achieving scale efficiencies (fixed cost utilization) and cost containment initiatives. We also have an ongoing focus on productivity gains through a variety of programs, including the optimization of our hub and spoke network, value engineering, marketing and sales initiatives, and a Six Sigma initiative to improve product and service quality.

Our Products

Mattresses

We offer Sleep Number beds in three series to help consumers choose the bed that is best for them.

•	The Sleep Number bed Classic Series is the classic design with personal adjustability at an affordable price. The series includes the Sleep Number c2, c3 and c4 beds.

•	The Sleep Number bed Performance Series includes our most popular beds, featuring enhanced performance, comfort and a great value. The series includes the Sleep Number p5, p6 and p7 beds.

•

The Sleep Number bed Innovation Series is the premier experience in personalized comfort combined with leading-edge innovations in sleep technology. The series includes the Sleep Number i8, i9 and i10 beds.

The Sleep Number bed series are available through our U.S. company-owned distribution channels. Each bed series comes in standard mattress sizes, ranging from twin to king, as well as some specialty mattress sizes. Our bed series vary in features, functionality and price. As you move up the line, the Sleep Number bed series offer enhanced features and benefits, including higher-quality fabrics, additional cushion and padding, higher overall mattress profiles, quieter Firmness Control Systems with additional functions, temperature balancing fabrics, and wireless remote controls as a standard feature.

The contouring support of our Sleep Number beds is optimized when used with our specially designed, proprietary foundation. This durable foundation, used in place of a box spring, is a modular design that can be disassembled and easily moved through staircases, hallways and other tight spaces.

Our U.S. mattress price points range from approximately $699 for the entry-level c2 queen-size mattress to $3,999 for the luxurious Sleep Number i10 queen-size mattress. Our most popular model is the p5 queen-size mattress which sells for approximately $1,699. Actual prices are frequently lower than those quoted due to promotional offerings.

Our unique product design allows us to ship our beds in a modular format to customers throughout the U.S. by United Parcel Service (“UPS”). For an additional fee, customers can take advantage of our home delivery service, which includes bed assembly and optional mattress removal services.

We also manufacture our Sleep Number beds for distribution through our retail partners. Our retail partner beds have different model names, but have similar features and benefits, and sell for similar prices.

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

Accessories and Other Products

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

Our retail stores accounted for 78% of our net sales in 2008. Average net sales per company-owned store were $984,000 in 2008 versus $1,318,000 in 2007 and $626,000 in 2001, with average sales per square foot of $703 in 2008 versus $1,024 in 2007 and $666 in 2001. In 2008, 45% of our stores generated net sales of over $1,000,000.

Our direct marketing call center and E-Commerce Web site provide national sales coverage, including markets not yet served by one of our retail stores, and accounted for 14% of our net sales in 2008. In addition, these channels provide a cost-effective way to market our products, are a source of information on our products and refer customers to our stores if there is one near the customer.

Beginning in 2002, we supplemented our sales through semi-exclusive relationships with selected home furnishing retailers and specialty bedding retailers. At the end of 2008, our retail program included six retail partners in the U.S. and Canada with a total of 801 doors. Each retail partner serves a unique geographic market, which enables us to increase sales and leverage our media spending to accelerate brand awareness.

In late 2007, we began distribution in Australia and New Zealand through relationships with an Australian-based manufacturer and an Australian-based retailer. Our total net sales attributable to foreign countries were $5.4 million in 2008, $5.0 million in 2007 and $3.4 million in 2006.

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

Since 2001, the Sleep Number brand positioning has been integrated into our marketing messages across all of our distribution channels, advertising vehicles and media types. We look to our direct response advertising on national cable TV as an economical means to generate leads for our stores. Through our dedicated call center, we are able to provide the inquiring consumer more information or send a video and brochure. Our total media spending was approximately $92 million in 2008, $110 million in 2007 and $105 million in 2006.

Owners of Sleep Number beds purchased through company-controlled channels are members of our Comfort Club, our customer loyalty program designed primarily to increase referrals and repeat purchases. Each time a referred customer purchases a bed, the referring Comfort Club member receives a $50 coupon for purchase of our products, with increasing benefits for multiple referrals. In 2008, approximately 26,000 new customers bought beds after receiving referrals from our Comfort Club members, and existing owners bought approximately 30,000 additional beds.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by GE Money Bank. Approximately 37% of our net sales during 2008 were financed by GE Money Bank. In 2005, we entered into an amended and restated agreement with GE Money Bank that extends this consumer credit arrangement through February 15, 2011, subject to earlier termination upon certain events and subject to automatic extensions. Under the terms of our agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. In connection with all purchases financed under these arrangements, GE Money Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Consumers that do not qualify for credit under our agreement with GE Money Bank may apply for credit under a secondary program maintained by the company through another provider.

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

We manufacture beds on a just-in-time basis to fulfill orders rather than stocking inventory, which enables us to maintain lower levels of finished goods inventory and operate with limited regional warehousing. Orders are shipped, typically within 48 hours following order receipt, from our manufacturing facilities via UPS or through our company-controlled home delivery, assembly and mattress removal service. Orders are usually received by the customer within five to 14 days from the date of order.

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

Our proprietary blow-molded foundations are produced to our specifications by a single domestic supplier under an agreement that expires in December 2012. We expect to continue this supplier relationship for the foreseeable future.

All of the suppliers that produce unique or proprietary products for us have in place either contingency or disaster recovery plans or redundant production capabilities in other locations in order to safeguard against any unforeseen disasters. We review these plans and sites on a regular basis to ensure the supplier’s ability to maintain an uninterrupted supply of materials and components.

Home Delivery Service

Select Comfort’s home delivery, assembly and mattress removal service has contributed to improving the overall customer experience. Our home delivery technicians typically are Sleep Number bed owners who can articulate the benefits of the bed, reinforcing the sales process and ensuring satisfied customers. Approximately 53% of beds sold through our company-owned retail stores in 2008 were delivered by our full-service home delivery team.

In 2003, we expanded the availability of our company-controlled delivery, assembly and removal services to all of our retail markets. In 2007, we continued improving our home delivery efficiency and service by consolidating over 100 individually managed cross-dock distribution locations into a Hub and Spoke network organized around 13 regional hubs.

Customer Service

We maintain an in-house customer service department staffed by customer service representatives who receive extensive training in sleep technology and all aspects of our products and operations. Our customer service representatives field customer calls and also interact with each of our retail stores to address customer questions and concerns. Our customer service team is part of our total quality process, facilitating early identification of emerging trends or issues. They coordinate with engineering, sourcing, manufacturing, and our Six Sigma team to segment these issues, implement immediate solutions and provide inputs for long-term improvements to product and service design.

Research and Development

Our research and development team continuously seeks to improve product performance and benefits based on sleep science. Through customer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products. Since the introduction of our first bed, we have continued to improve and expand our product line, including new bed models, a quieter Firmness Control System, wireless remote controls, more luxurious fabrics and covers, and new generations of foams and foundation systems. Our research and development expenses were $3.4 million in 2008, $5.7 million in 2007 and $4.7 million in 2006.

Information Systems

We use information technology systems to operate, analyze and manage our business, to reduce operating costs and to enhance our customers’ experience. Our major systems include an in-store point of sale system, a retail portal system, in-bound and out-bound telecommunications systems for direct marketing and customer service, E-Commerce systems, a data warehouse system and an enterprise resource planning system. These systems are comprised of both packaged applications licensed from various software vendors and internally developed programs. Our production data center and E-Commerce Web site is located in our new state-of-the-art corporate headquarters with redundant environmental systems. We maintain a disaster recovery plan that is tested regularly.

During the fourth quarter of fiscal 2008, we abandoned our plan to implement an integrated suite of SAP®-based applications in 2009. Our plan in the short-term is to maintain our existing information systems capabilities to effectively operate, analyze and manage our business.

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

Industry and Competition

The U.S. bedding manufacturing industry is a mature and generally stable industry. According to the International Sleep Products Association (ISPA), since 1984 the industry has consistently demonstrated growth on a dollar basis, with a 0.3% decline in 2001 and 11.9% decline in 2008 being the only exceptions. According to ISPA, industry wholesale shipments of mattresses and foundations were estimated to be $6.1 billion in 2008, an 11.9% decline compared to $6.9 billion in 2007. We estimate that traditional innerspring mattresses represent approximately 75% of total U.S. bedding sales. Furniture/Today, a furniture industry trade publication, has ranked Select Comfort as the largest U.S. bedding retailer for seven consecutive years, most recently in its August 11, 2008 issue.

Over the 5-year, 10-year and 20-year periods ended 2008, the value of U.S. wholesale bedding shipments increased at compound annual growth rates of 3.2%, 4.2% and 5.0%, respectively. We believe that industry unit growth has been primarily driven by population growth, and an increase in the number of homes (including secondary residences) and the increased size of homes. We believe growth in average wholesale prices resulted from a shift to both larger and higher quality beds, which are typically more expensive.

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

A portion of our net sales consists of refurbished products that are assembled in part from components returned to us from customers. These refurbished products must be properly labeled and marketed as refurbished products under applicable laws. Our sales of refurbished products are limited to approximately 24 states, as other states do not allow the sale of refurbished bedding products or have more stringent requirements that we choose not to follow.

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

The Consumer Product Safety Commission has also adopted, effective as of February 2009, new safety standards applicable to children’s products generally, including some mattress products. Compliance with these standards may increase the cost of manufacturing some of our products.

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

We are not aware of any national or local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net income or competitive position, or will result in material capital expenditures. During fiscal 2008, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Customers

No single customer accounts for 10% or more of our net sales. The loss of distribution through QVC, however, could adversely impact our sales, profitability and financial condition.

Seasonality

Our business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales in the second quarter and increased sales during selected holiday or promotional periods.

Working Capital

The component nature of our products allows our stores to serve as product showrooms for our Sleep Number beds. This aspect of our business model allows us to maintain low inventory levels which enables us to operate with minimal working capital. We have historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. However, the 2008 decline in our operating performance has significantly affected our ongoing liquidity. As of January 3, 2009, we had outstanding borrowings of $79.2 million, plus $5.9 million under letters of credit, with an additional $5.0 million available under our $90 million credit facility. Pursuant to a series of amendments of our Credit Agreement, the Lenders have deferred to March 31, 2009 a reduction in the amount available under our line of credit from $90 million to $85 million that was previously scheduled to become effective as of December 1, 2008. Also pursuant to these amendments, the Lenders have waived compliance, through the close of business on March 30, 2009, with certain financial covenants under the

Credit Agreement applicable to fiscal periods ending on or about December 31, 2008, January 31, 2009 and February 28, 2009. Upon expiration of our most recent amendment on March 31, 2009, we will not be in compliance with certain financial covenants under the Credit Agreement. If we are unable to continue to obtain amendments from the Lenders that waive compliance with these financial covenants, the Lenders could place us in default under the terms of the Credit Agreement. In early March 2009, we received a federal income tax refund of approximately $23.0 million. Pursuant to the terms of the Credit Agreement, these funds have been placed in a cash collateral account with the Lenders. We are in discussions with the Lenders regarding the potential use or application of these funds to address our near-term liquidity needs.

We have been exploring a range of strategic and financing alternatives to enhance our financial flexibility. If we are unable to obtain additional capital, we may not be able to fund our operating needs and we could face a risk of default under our Credit Agreement.

Employees

At January 3, 2009, we employed 2,571 persons, including 1,509 retail sales and support employees, 190 direct marketing and customer service employees, 633 manufacturing and logistics employees, and 239 management and administrative employees. Approximately 158 of our employees were employed on a part-time basis at January 3, 2009. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers of the Registrant

William R. McLaughlin, 52, joined our company in March 2000 as President and Chief Executive Officer. Mr. McLaughlin also served as Chairman of our Board of Directors from May 2004 to February 2008. From December 1988 to March 2000, Mr. McLaughlin served as an executive of PepsiCo Foods International, Inc., a snack food company and subsidiary of PepsiCo, Inc., in various capacities, including from September 1996 to March 2000 as President of Frito-Lay Europe, Middle East and Africa, and from June 1993 to June 1996 as President of Grupo Gamesa, S.A. de C.V., a cookie and flour company based in Mexico.

Shelly R. Ibach, 49, has served as Executive Vice President, U.S. Sales since October 2008. Ms. Ibach joined Select Comfort as Senior Vice President, U.S. Sales - Company Owned Channels in April 2007. From 1982 to 2007, she held various leadership positions within Macy’s North, formerly Marshall Field’s Department Stores - Target Corporation. From 2004 to 2007, Ms. Ibach served as Senior Vice President and General Merchandise Manager for the Home division, within Macy’s North. Other key positions included Vice President - Divisional Merchandise Manager, Director of Planning and Regional Director of Stores.

Mark A. Kimball, 50, has served as Senior Vice President, Legal, General Counsel and Secretary since August 2003. From July 2000 to August 2003, Mr. Kimball served as Senior Vice President, Human Resources and Legal, General Counsel and Secretary. From May 1999 to July 2000, Mr. Kimball served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining us, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

James C. Raabe, 49, has served as Senior Vice President and Chief Financial Officer since April 1999. From September 1997 to April 1999, Mr. Raabe served as our Controller. From May 1992 to September 1997, he served as Vice President – Finance of ValueRx, Inc., a pharmacy benefit management provider. Mr. Raabe held various positions with KPMG LLP from August 1982 to May 1992.

Karen R. Richard, 38, has served as VP, Chief Human Resource & Strategy Officer for Select Comfort Corporation since December 2008. From January 2006 through July 2008, Ms. Richard served as Vice President, Human Resources and prior to that she served as Vice President, Finance supporting Select Comfort’s Consumer Channels and Marketing. Ms. Richard also held a variety of positions in the company’s finance department after joining Select Comfort in May of 1996. From 1993 to 1996, Ms. Richard held various accounting positions with TCF Mortgage Corporation, an affiliate of TCF Financial Corporation.

Kathryn V. Roedel, 48, has served as Executive Vice President, Product Development and Operations since October 2008. Ms. Roedel joined our Company as Senior Vice President, Global Supply Chain in April 2005. From 1983 to 2005, she held leadership positions within two divisions of General Electric Company, in Sourcing, Manufacturing, Quality and Service. From 2003 to March 2005, Ms. Roedel served as the General Manager, Global Supply Chain Strategy for GE Medical Systems. Other key positions included General Manager, Global Quality and Six Sigma; Vice President – Technical Operations and Director/Vice President – Quality Programs for GE Clinical Services, a division of GE Medical Systems.

Wendy L. Schoppert, 42, joined our company as Senior Vice President and General Manager – New Channel Development & Strategy in April 2005 and effective January 2007, became our Senior Vice President – International. In March 2008, Ms. Schoppert also assumed the responsibilities of Chief Information Officer for the company. From 2002 to March 2005,

Ms. Schoppert led various departments within U.S. Bancorp Asset Management, most recently serving as Head of Private Asset Management and Marketing. From 1996 to 2000, she held several positions with America West Holdings Corporation, including Vice President of America West Vacations and head of the airline’s Reservations division. Prior to 1996, Ms. Schoppert held various finance-related positions at both Northwest Airlines and American Airlines.

Tim Werner, 45, has served as Vice President and Chief Marketing Officer since March 2009. From October 2008 through February 2009 he served as Vice President, Marketing. Mr. Werner served as Vice President, Direct and E-Commerce from October 2007 to September 2008 and as Vice President, Retail Partners developing our Wholesale business from October 2002 to July 2006. Mr. Werner also held a variety of positions in our Direct channel business after joining us in May 1996. From 1986 to 1996, Mr. Werner held marketing positions with L.L. Bean, Inc. and Fingerhut Corporation.

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

Copies of any of the above referenced information will also be made available, free of charge, upon written request to:

Select Comfort Corporation
Investor Relations Department
9800 59th Avenue North
Minneapolis, MN 55442

ITEM 1A. RISK FACTORS

Liquidity and Capital Resources and Our Ability to Continue as a Going Concern. We may not have adequate liquidity and capital resources to fund our operating needs and continue as a going concern. We are seeking to raise additional capital through the issuance of debt or equity securities or a combination thereof, which may adversely impact our profitability and may be substantially dilutive to our existing shareholders. If we are unable to obtain additional capital, we may not be able to fund our operating needs, we would face a risk of default under our Credit Agreement and we may not be able to continue as a going concern. Our uncertain financial position may also disrupt relationships with our suppliers and adversely impact our sales.

As of January 3, 2009, we had cash and cash equivalents of $13.1 million and $79.2 million in outstanding borrowings, plus $5.9 million under letters of credit, against our $90 million line of credit. Cash generated from operations and remaining funds available under our existing credit facility may not provide sufficient liquidity for our operating and capital needs. Pursuant to a series of amendments of our Credit Agreement, the Lenders have deferred to March 31, 2009 a reduction in the amount available under our line of credit from $90 million to $85 million that was previously scheduled to become effective as of December 1, 2008. Also pursuant to these amendments, the Lenders have waived compliance, through the close of business on March 30, 2009, with certain financial covenants under the Credit Agreement applicable to fiscal periods ending on or about December 31, 2008, January 31, 2009 and February 28, 2009. In early March 2009, we received a federal income tax refund of approximately $23.0 million. Pursuant to the terms of the Credit Agreement, these funds have been placed in a cash collateral account with the Lenders. We are in discussions with the Lenders regarding the potential use or application of these funds to address our near-term liquidity needs.

Our independent public accounting firm has issued an opinion on our consolidated financial statements stating that the consolidated financial statements have been prepared assuming we will continue as a going concern. The opinion further states that our losses from operations and inability to generate sufficient cash flow to meet obligations and sustain operations raise substantial doubt about our ability to continue as a going concern. This opinion, as well as our uncertain financial position, may disrupt relationships with our suppliers, which may prevent us from obtaining necessary components, supplies or services on acceptable terms or at all, and may adversely impact consumer confidence in our ability to honor our warranty obligations, which may adversely impact our sales, profitability and financial condition.

We are seeking to raise additional capital through the issuance of debt or equity securities and to restructure the credit facility under the Credit Agreement in order to provide adequate financial flexibility and liquidity to fund our operations and to avoid default under the Credit Agreement. The issuance of any additional debt securities or the restructuring of our credit facility could materially and adversely impact our profitability through higher interest costs and other fees. The issuance of additional equity securities could be substantially dilutive to our existing shareholders.

If we are unable to obtain additional capital, we may not be able to finance our operating needs and the Lenders under the Credit Agreement may not continue to defer the reduction in availability under the line of credit or continue to waive compliance with prior or future financial covenants, which may result in a default under the Credit Agreement. A default under the Credit Agreement would enable the Lenders to seek immediate payment in full of any amounts outstanding under the credit facility and to exercise various remedies as secured creditors, which may severely or completely constrain our ability to continue to operate our business as a going concern and may require us to seek protection from creditors through bankruptcy proceedings.

Uncertainty of Future Growth and Profitability. Our future growth and profitability will depend on a number of factors.

After more than five consecutive years of growth in both sales and profitability through fiscal 2006, our sales and profitability declined in 2008 and 2007 versus the prior years. We may not be able to regain growth in sales or improvement in profitability on a quarterly or annual basis in future periods. Our future growth and profitability will be impacted by or dependent upon a number of factors, including but not limited to:

•

Liquidity and Capital Resources -- our ability to obtain and maintain adequate liquidity and capital resources to fund our operating and capital needs, including our ability to remain in compliance with the financial covenants and other requirements under our credit agreement;

•

General Economic Conditions and Consumer Confidence -- adverse trends in general economic conditions, including in particular adverse trends in the housing market, retail shopping patterns, consumer confidence and credit markets, the uncertainty of the depth and duration of the current economic recession and the uncertainty of the timing and strength of any economic recovery;

•

Marketing Effectiveness and Efficiency -- the effectiveness of our marketing messages and the efficiency of our advertising expenditures and other marketing programs in building product and brand awareness, driving traffic to our points of sale and increasing sales;

•	Consumer Acceptance -- the level of consumer acceptance of our products, new product offerings and brand image;

•

Consumer Credit -- the availability of consumer credit and our ability to provide cost-effective consumer credit options, particularly in light of the current challenges in the consumer credit market; in the event that one or both of our providers of consumer credit determine to impose more stringent credit requirements or terms, our sales could be adversely impacted;

•

Execution of Our Retail Distribution Strategy -- our ability to execute our retail store distribution strategy in the current economic environment, including increasing sales and profitability through our existing stores and cost-effectively closing under-performing store locations;

•

Sources of Materials and Services -- our ability to secure adequate sources of necessary materials and services at reasonable cost, especially considering our uncertain financial position, our single sources of supply for some components and services, our just-in-time manufacturing processes, potential shortages of commodities, and the macroeconomic environment, which may place financial pressures on our suppliers;

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

•

Impact of Federal Flammability Standards -- new federal flammability standards for mattress products effective since mid-2007, which have added compliance and product costs to our business and have added risks of non-compliance, which could disrupt our business;

•

Impact of Federal Safety Standards -- new federal safety standards for children’s products, including some mattress products, effective in February 2009, which may add compliance and product costs to our business and have added risks of non-compliance, which could disrupt our business;

•

Management Information Systems -- the adequacy of our current management information systems, and our ability to maintain and enhance our management information systems, to meet the evolving requirements of our business and regulatory standards, including evolving payment card industry and federal and state regulatory standards applicable to data privacy and security;

•

Retention of Senior Leadership and other Key Employees -- our ability to retain senior leadership and other key employees, including qualified retail store management and sales professionals, in the wake of recent business performance that has not met our expectations;

•	International Growth -- our ability to cost-effectively manage and expand our distribution in Canada, Australia and New Zealand; and

•	Global Events -- global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

We may not be successful in executing our growth strategy or in regaining growth in sales or improvement in profitability. Failure to successfully execute any material part of our strategic plan or growth strategy could harm our sales, profitability and financial condition.

Dependence on General Economic Conditions and Consumer Spending. We are highly dependent on discretionary consumer spending. Adverse trends in general economic conditions, including in particular the housing market, retail shopping patterns, consumer confidence, credit markets and employment levels, may continue to adversely affect our sales, profitability and financial condition.

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

Effectiveness and Efficiency of Marketing and Advertising. Our future growth and profitability will depend in large part upon the effectiveness of our marketing messages and the efficiency of our advertising expenditures and other marketing programs in generating consumer awareness and sales of our products.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures (which were approximately $92 million in 2008, $110 million in 2007, $105 million in 2006, $89 million in 2005, and $79 million in 2004) in generating consumer awareness and sales of our products. In recent periods, including in particular 2007 and 2008, our marketing messages have not been as effective as in prior periods. If our marketing messages are ineffective or our advertising expenditures and other marketing programs are inefficient in creating awareness of our products and brand name, driving consumer traffic to our points of distribution and motivating consumers to purchase our products, our sales, profitability and financial condition may be adversely impacted.

We plan to significantly reduce our advertising expenditures in 2009 in comparison with prior periods, which may adversely impact our sales, profitability and financial condition.

Our integrated marketing program depends in part on national radio personalities and spokespersons and other nationally known personalities. The loss of these endorsements, or any reduction in the effectiveness of these endorsements, or our inability to obtain additional effective endorsements, could adversely affect our sales, profitability and financial condition.

Dependence on Internet Marketing Programs. Our future growth and profitability will depend in part upon the effectiveness and efficiency of our internet-based advertising programs and upon the prominence of our Web site URLs on internet search engine results.

We believe that consumers are increasingly using the internet as a part of their shopping experience, both to conduct pre-purchase research, particularly with respect to high-end consumer durables, as well as to purchase products. Consumers will typically use one of a small number of internet search engines to research products. These search engines may provide both natural search results and purchased listings for particular key words. In some cases, it may be difficult or impossible to determine how these search engines work, particularly in the area of natural search, and therefore how to optimize placement on those search engines for our Web site URLs and other positive sites for consumers who may be searching for our products or for mattress products or retailers generally. Some of these search engines may permit competitors to bid on our trademarks to obtain high placement in search results when consumers use our trademarks to seek information regarding our products, which may cause confusion among consumers and adversely impact our sales. Some of our competitors may use our trademarks and/or publish false or misleading information on the internet regarding our products or their own products, which may also cause confusion among consumers and adversely impact our sales. In addition, consumers or others may post negative information regarding our products or our company on internet sites or blogs, which could adversely impact our sales.

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

Uncertainty of Consumer Acceptance. Our products represent a significant departure from traditional innerspring mattresses and the failure of our products to achieve market acceptance would harm our sales, profitability and financial condition.

We estimate that innerspring mattress sales represent approximately 75% or more of all mattress sales. Our air chamber technology represents a significant departure from traditional innerspring mattresses. Because no established market for adjustable firmness mattress products existed prior to the introduction of our products in 1988, we faced the challenge of establishing the viability of this market, as well as gaining widespread acceptance of our products. The market for adjustable firmness mattresses is now evolving and our future success will depend upon both the continued growth of this market and increased consumer acceptance of our products. The failure of our products to achieve greater consumer acceptance for any reason would harm our sales, profitability and financial condition.

Dependence on Availability of Consumer Credit. More than one-third of our net sales are financed under a consumer credit program provided by a third party. The termination of this consumer credit program, any material change to the terms of this consumer credit program or in the availability or terms of credit offered to our customers under this consumer credit program, or any delay in securing replacement credit sources, could harm our sales, profitability and financial condition.

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

Our agreement with GE Money bank contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As our recent results placed us outside of these financial covenants, we were required under the terms of the agreement to provide GE money Bank with a $2.7 million letter of credit as collateral security.

Approximately 37% of our net sales during 2008 were financed by GE Money Bank. Consumers that do not qualify for credit under our agreement with GE Money Bank may apply for credit under a secondary program maintained by the company through another provider.

Termination of our agreement with GE Money Bank or with our secondary provider, any material change to the terms of our agreement with either of these providers, or in the availability or terms of credit for our customers from these providers, or any delay in securing replacement credit sources, could harm our sales, profitability and financial condition.

Risks of Retail Store Distribution Strategy. Our future growth and profitability will depend in large part upon our ability to execute our retail store distribution strategy, including increasing sales and profitability through our existing company-controlled stores, which carry significant fixed costs, and cost-effectively closing under-performing stores. If we are unable to regain growth in sales through our company-controlled stores, we may be required to incur significant costs to close underperforming stores, which could harm our profitability and financial condition.

Our company-controlled retail store distribution channel is our largest distribution channel and represents our largest opportunity for growth in sales and improvement in profitability. After several years of consistent growth in comparable store sales results through fiscal 2006, in 2007 we experienced a decline of 11% in our comparable stores sales versus 2006, and in 2008 we experienced a further decline of 25% in our comparable store sales versus 2007. After achieving profitability in the third quarter of 2008, our comparable store sales results declined by 29% in the fourth quarter of 2008 in comparison to fourth quarter of 2007. Our comparable-store sales and other operating results may fluctuate or decline significantly in the future. Many factors affect our comparable-store sales and other operating results and may contribute to fluctuations or declines in these results in the future, including but not limited to:

•	The effectiveness of our marketing messages and the efficiency of our advertising expenditures;

•	Consumer acceptance of our existing products, new product offerings and brand image;

•	Consumer shopping trends, including mall traffic and internet shopping trends, and the increasing availability of retail shopping venues other than traditional retail malls;

•	Our ability to successfully hire, train, motivate and retain store-level sales professionals and managers;

•	The level and effectiveness of competitive activity;

•	The availability of cost-effective consumer credit options through our third-party providers;

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

Future fluctuations or decreases in our comparable-store sales or other operating results could harm our sales, profitability and financial condition. We may also be required to incur significant costs to close underperforming stores if we are unable to regain growth in sales in under-performing stores. In addition, failure to regain growth in comparable-store sales or other operating results may disappoint securities analysts or investors and result in a decline in our stock price.

Risks of Wholesale Distribution Strategy. We have established wholesale relationships with a limited number of mattress retailers and with the QVC shopping channel. These relationships may not yield the benefits we expect and may adversely impact sales through our company-controlled distribution channels. The loss of a significant wholesale account or the loss of distribution through QVC could adversely impact our sales, profitability and financial condition.

An important element of our growth strategy has been expansion of profitable distribution through our existing company-controlled distribution channels and increasing opportunities for consumers to become aware of, and to purchase, our products through additional points of distribution. We have only limited experience with a small number of mattress retailers and with the QVC shopping channel, and these wholesale relationships may not yield the intended benefits of leveraging our advertising spending and increasing our brand awareness, sales and overall market acceptance of our products. Our wholesale distribution may also adversely impact sales through our company-controlled distribution channels. The gross margin from wholesale sales is also less than the gross margin we generate in our company-controlled channels. The loss of distribution through QVC could adversely impact our sales, profitability and financial condition.

Dependence on Key Suppliers. We rely upon several key suppliers that are, in some instances, the only source of supply currently used by the company for particular materials or components. The failure of one or more of these suppliers or our other key suppliers to supply materials or components for our products on a timely basis, or a material change in the purchase terms for the materials or components, could harm our sales, profitability and financial condition.

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

Our uncertain financial position may also disrupt relationships with our suppliers, which may prevent us from obtaining necessary components, supplies or services on acceptable terms or at all.

Inflationary Pressures. Increases in commodity prices, component costs and/or delivery costs could harm our sales, profitability and financial condition.

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

Risks of Just-In-Time Manufacturing Processes. We utilize “just-in-time” manufacturing processes with minimal levels of raw materials, work in process and finished goods inventories, which could leave us vulnerable to shortages of supply of key components. Any such shortage could result in our inability to satisfy consumer demand for our products in a timely manner and lost sales, which could harm our sales, profitability and financial condition.

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

Risks of Foreign Sourcing of Materials. The foreign manufacturing of our air chambers and some of our other components involves risks that could increase our costs, lead to inadequate inventory levels or delays in shipping beds to our customers, which could harm our sales, profitability and financial condition.

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

Dependence on UPS and Other Carriers. We depend upon UPS and other carriers to deliver some of our products to customers on a timely and cost-effective basis. Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose sales. Any increase in freight charges could increase our costs of doing business and harm our sales, profitability and financial condition.

Historically, we have relied to a significant extent on UPS for delivery of our products to customers. For a significant portion of the third quarter of 1997, UPS was unable to deliver our products within acceptable time periods due to a labor strike, causing delays in deliveries to customers and requiring us to use alternative carriers. UPS may not be able to avert labor difficulties in the future or may otherwise experience difficulties in meeting our requirements in the future. From 2000 to 2003, we demonstrated an ability to shift a portion of our product delivery business to FedEx, as necessary. In addition, we either provide directly, or contract with a third party to provide, in-home delivery, assembly and mattress removal services, and in 2003 expanded the availability of this service to all of our retail stores across the country. Despite these alternative carriers, if UPS were to experience difficulties in meeting our requirements, we may not be able to deliver products to all of our customers on a timely or cost-effective basis through any alternative carriers. Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose sales. Any increase in freight charges could increase our costs of doing business and harm our sales, profitability and financial condition.

Risk of Damage to our Manufacturing Facilities. Damage to either of our manufacturing facilities could increase our costs of doing business or lead to delays in shipping our beds, which could result in increased returns and adversely affect future sales.

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

Competition. The mattress industry is highly competitive. Our business could be harmed by existing competitive pressures or from one or more new entrants into the market.

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

Need for Continuous Product Improvement. If we are unable to enhance our existing products and develop and market new products that respond to customer needs and achieve market acceptance, we may not be able to regain growth in sales or improvement in profitability.

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

Adequacy of Management Information Systems. In December 2008, we abandoned plans to implement an SAP®-based enterprise-wide information technology architecture. As a result, we are currently enhancing our existing management information systems to support our existing and anticipated business needs and to comply with evolving payment card industry and state and federal regulatory standards applicable to data privacy and security. This project may take longer and may require more resources to implement than anticipated, may cause distraction of key personnel, and may cause disruptions to our business. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could harm our sales, profitability and financial condition.

We depend upon our management information systems for many aspects of our business. Our current information systems architecture includes some off-the-shelf programs as well as some key software that has been developed by our own programmers, which is not easily modified or integrated with other software and systems and limits the flexibility and scalability of our information systems. Our business will be adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand our systems to meet business and regulatory requirements. In addition, any failure of our systems and processes to adequately protect customer information from theft or loss could adversely impact our business, reputation, sales, profitability and financial condition.

Risks of Compliance with Governmental Regulations. We are subject to a wide variety of government regulations. Any failure to comply with any of these regulations could harm our business, reputation, sales, profitability and financial condition. We may be required to incur significant expenses or to modify our operations in order to ensure compliance with these regulations.

We are subject to a wide variety of government regulations relating to the bedding industry or to various aspects of our business and operations, including without limitation:

•	Regulations relating to the proper labeling of bedding merchandise and other aspects of product handling and sale;

•	State regulations related to the proper labeling and sale of bedding products produced in part from refurbished components;

•	Federal and state flammability standards applicable generally to mattresses and mattress and foundation sets;

•	Federal safety standards applicable to children’s products generally, including some mattresses products;

•	Environmental and product safety regulations;

•	Consumer protection and data privacy regulations;

•	Regulations related to marketing and advertising claims;

•	Various federal and state “do not call” or “do not mail” list requirements;

•

Federal, state and foreign labor laws, including but not limited to laws relating to occupational health and safety, employee privacy, wages and hours, overtime pay, harassment and discrimination, equal opportunity, and employee leaves and benefits;

•	Antitrust regulations in the United States and foreign jurisdictions where we distribute our products;

•	Import and export regulations;

•	Federal and state tax laws; and

•	Federal and state securities laws.

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

Risks of Compliance with Flammability Standards. All mattresses and mattress and foundation sets, including ours, became subject to new federal flammability standards and related regulations in July 2007. Compliance with these regulations has increased our product costs, has required modifications to our systems and operations and may increase the risk of disruptions to our business due to ongoing testing to assure compliance or due to regulatory inspections.

The federal Consumer Product Safety Commission adopted new flammability standards and related regulations which became effective nationwide in July 2007 for mattresses and mattress and foundation sets. Compliance with these requirements has resulted in higher materials and manufacturing costs for our products, and has required modifications to our information systems and business operations, further increasing our costs. To the extent we are unable to offset increased costs through value engineering and similar initiatives, or through price increases, our profitability may be adversely impacted. If we choose to increase prices to offset the increased costs, our unit sales volumes could be adversely impacted.

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

Risks of Compliance with Safety Standards. All children’s products, including some mattresses, are subject to new consumer product safety standards. Compliance with these regulations may increase our product costs and may require modifications to our systems and operations.

The Consumer Product Safety Improvement Act (CPSIA) establishes new lead and phthalates content standards for certain children’s products, including some mattresses. Portions of the CPSIA, including compliance with the component content standards are effective February 10, 2009. The Consumer Product Safety Commission has stayed the enforcement of the testing and certification requirements for the component testing and certification until February 10, 2010. Compliance with these regulations may increase our product costs and may require modifications to our systems and operations.

Risks of Seasonal Influences. Our business is subject to seasonal influences and a substantial portion of our net sales is often realized in the last month or last few weeks of a quarter, due in part to our promotional schedule and commission structure. As our marketing expenditures are largely based on our expectations of future customer inquiries and net sales, and cannot be adjusted quickly, a failure to meet these expectations may harm our profitability and financial condition.

Our business is subject to some seasonal influences, with typically lower sales in the second quarter, and increased sales during selected holiday or promotional periods. Furthermore, a substantial portion of our sales is often realized in the last month or last few weeks of a quarter, due in part to our promotional schedule and commission structure. The level of our marketing and advertising expenses is based, in significant part, on our expectations of future customer inquiries and net sales and cannot be adjusted quickly. If there is a shortfall in expected net sales or in the conversion rate of customer inquiries, we may be unable to adjust our spending in a timely manner and our sales, profitability and financial condition may be harmed.

Product Returns and Warranty Claims. Significant and unexpected return rates under our 30-night trial period, or significant and unexpected warranty claims under our 20-year limited warranty, could harm our sales, profitability and financial condition.

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

Exposure to Product Liability Claims. We may face exposure to product liability claims.

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products is alleged to have resulted in personal injury or property damage. In the event that any of our products proves to be defective, we may be required to recall or redesign such products. In 2004 and in 2008, we experienced increased returns and adverse impacts on sales, as well as product liability litigation, as a result of media reports related to the alleged propensity of our products to develop mold. We may experience material increases in returns and material adverse impacts on sales or additional litigation in the event any similar media reports were to occur in the future. We maintain insurance against product liability claims, but such coverage may not continue to be available on terms acceptable to us and may not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business.

Protection of Our Intellectual Property. If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products.

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

Dependence on Management and Other Key Employees. The loss of the services of any members of our executive management team could adversely impact our ability to execute our business strategy and growth initiatives and could harm our business.

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

NASDAQ Listing Requirements. Failure to satisfy NASDAQ Global Select Market listing requirements may result in our common stock being removed from listing on the NASDAQ Global Select Market.

Our common stock is currently listed on the NASDAQ Global Select Market under the symbol “SCSS.” For continued inclusion on the NASDAQ Global Select Market, we must generally maintain, among other requirements, either (a) shareholders’ equity of at least $10 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $5 million; or (b) market capitalization of at least $50 million, a minimum closing bid price of $1.00 per share and a market value of our public float of at least $15 million. We currently do not meet these minimum closing bid price and market capitalization requirements. NASDAQ has recently suspended enforcement, through April 20, 2009, of the rules requiring a minimum closing bid price and a minimum market value of public float. After April 20, 2009, however, if we fail to meet the minimum closing bid price or the minimum market value standards described above for at least 30 consecutive trading days, our common stock could be at risk of being removed from listing on the NASDAQ Global Select Market. If our common stock were removed from listing on the NASDAQ Global Select Market, our common stock may be transferred to the NASDAQ Capital Market if we satisfy the listing criteria for the NASDAQ Capital Market, or trading of our common stock may be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock, which may make it more difficult for shareholders to dispose of, or to obtain accurate quotations for the price of, our common stock. Removal of our common stock from listing on the NASDAQ Global Select Market may also make it more difficult for us to raise capital through the sale of our securities.

Risks of International Distribution. Through relationships with other parties, we distribute products in Canada and Australia, which presents some additional risks to our business.

To date, the vast majority of our sales have been made in the U.S. and we have sold only very minimal quantities of products in foreign jurisdictions. In late 2005 we began to distribute our products in Canada through an independent retailer. In late 2007 we entered into relationships with an Australian-based manufacturer and an Australian-based retailer to begin distribution of Sleep Number beds in Australia and New Zealand. Our lack of experience in international distribution presents some risks to our business, including without limitation the need to build awareness of our products and brand in new markets, the need to gain market acceptance for new products that represent a significant departure from traditional bedding products, logistical and systems complexities, different levels of protection of our intellectual property, language and cultural differences, the need to comply with additional and different regulatory requirements, foreign currency exchange risks and political instability.

Although several members of our senior management team have significant experience in international distribution of consumer goods, as a company our experience in this area is limited. The current economic environment and its impact on our business has limited our ability to invest in our international infrastructure, which may adversely impact the sales and profitability of our international operations, as well as the timing of additional international expansion. If we are unable to achieve consumer awareness and market acceptance for our products in foreign jurisdictions, we may not be able to achieve sufficient sales and profitability in our international operations to justify the investment.

Risks of Terrorist Attacks. Additional terrorist attacks in the United States or against U.S. targets, or acts of war or threats of war or the escalation of current hostilities involving the United States or its allies could adversely impact our sales, profitability, financial condition or stock price in unpredictable ways.

Additional terrorist attacks in the United States or against U.S. targets, or acts of war or threats of war or the escalation of current hostilities involving the United States or its allies, or military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may adversely impact our operations, including, but not limited to, causing delays or losses in the delivery of merchandise to us and decreased sales of our products. These events could cause an increase in oil or other commodity prices, which could adversely affect our materials or transportation costs, including the costs of delivery of our products to customers. More generally, any of these events could adversely impact consumer confidence and spending or result in increased volatility in the U.S. and worldwide financial markets. These events also could cause, or deepen and prolong, an economic recession in the United States or abroad. Any of these occurrences could have an adverse impact on our sales, profitability and financial condition, and may result in volatility of our stock price.

Risks of Pandemic. An outbreak of Avian Flu or a pandemic, or the threat of a pandemic, may adversely impact our ability to produce and deliver our products or may adversely impact consumer demand.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Distribution Locations

We currently lease all of our existing retail store locations and expect that our policy of leasing, rather than owning stores will continue. Our store leases generally provide for an initial lease term of five to seven years with a mutual termination option if we do not achieve certain minimum annual sales thresholds. Generally, the store leases require us to pay minimum rent plus percentage rent based on net sales in excess of certain thresholds, as well as certain operating expenses.

The following table summarizes the geographic location of our 471 company-owned stores and 801 retail partner doors as of January 3, 2009:

	Company- Owned Stores	Retail Partner Doors		Company Owned Stores	Retail Partner Doors
Alabama	5	-	Montana	3	-
Alaska	-	3	Nebraska	3	-
Arizona	12	41	Nevada	4	25
Arkansas	4	-	New Hampshire	5	-
California	48	148	New Jersey	14	-
Colorado	16	-	New Mexico	2	-
Connecticut	6	-	New York	15	-
Delaware	2	-	North Carolina	13	31
Florida	33	56	North Dakota	2	-
Georgia	17	38	Ohio	20	17
Hawaii	-	6	Oklahoma	3	6
Idaho	1	-	Oregon	4	25
Illinois	22	-	Pennsylvania	19	-
Indiana	13	13	Rhode Island	1	-
Iowa	6	-	South Carolina	6	7
Kansas	5	4	South Dakota	2	-
Kentucky	4	2	Tennessee	9	14
Louisiana	5	5	Texas	39	166
Maine	2	-	Utah	4	-
Maryland	12	-	Vermont	1	-
Massachusetts	8	-	Virginia	13	-
Michigan	14	-	Washington	13	49
Minnesota	15	-	West Virginia	1	-
Mississippi	2	2	Wisconsin	10	-
Missouri	13	9	Wyoming	-	-
			Canada	-	134
			Total	471	801

Manufacturing and Headquarters

We lease our 159,000-square-foot corporate headquarters in Minneapolis, Minnesota. The lease commenced in November 2007 and runs through 2017 with two five-year renewal options.

We also lease approximately 122,000 square feet in Minneapolis, Minnesota that includes our direct marketing call center, our customer service group, our research and development department, and a distribution center that accepts returns and processes warranty claims. This lease expires in 2017 and contains one five-year renewal option.

We lease two manufacturing and distribution centers in Irmo, South Carolina and Salt Lake City, Utah of approximately 105,000 square feet and approximately 101,000 square feet, respectively. We lease the Irmo facility through February 2013, and the Salt Lake City facility through April 2010, with a five-year renewal option thereafter.

To support our accessories business and our program with Radisson Hotels and Resorts, we lease approximately 40,000 square feet in Omaha, Nebraska, through July 2009. We plan to close this facility in 2009 and relocate its operations to our Minneapolis distribution center.

ITEM 3. LEGAL PROCEEDINGS

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California. On September 30, 2008, the Court granted our motion to dismiss and strike the purported class action claims, and allowed the plaintiff leave to amend the complaint. On October 30, 2008, the plaintiff filed an amended complaint alleging facts similar to those asserted in the initial complaint and asserting additional claims, including antitrust and RICO claims. We have filed a motion to dismiss the amended complaint on the same basis that the Court dismissed the original complaint, and our motion remains pending before the Court. As of January 3, 2009, no accrual had been established as we believe that the complaint is without merit and we intend to vigorously defend the claims.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” As of February 28, 2009, there were approximately 799 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for the two most recent fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2008
High	$1.96	$2.83	$3.97	$8.32
Low	0.19	1.16	1.47	3.10

Fiscal 2007
High	$14.75	$18.00	$19.03	$20.17
Low	6.11	13.90	15.94	16.77

Select Comfort has not historically paid cash dividends on its common stock and is restricted from paying dividends under its credit agreement.

Information concerning stock repurchases completed during the fourth quarter of fiscal 2008 is set forth below:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2008 through October 25, 2008	—	—	—
October 26, 2008 through November 29, 2008	—	—	—
November 30, 2008 through January 3, 2009	—	—	—	$206,762,000
Total	—	—	—

(1)

On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250.0 million of its common stock, bringing the total availability under our share repurchase program to $290.0 million. The Finance Committee of the Board of Directors reviews repurchases under this program on a quarterly basis. There is no expiration date governing the period over which we can repurchase shares. As of January 31, 2009, the total outstanding authorization was $206.8 million. We may terminate or limit the stock repurchase program at any time. We currently have no plans to repurchase shares under this authorization.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (“S&P”) 400 Specialty Stores Index and The NASDAQ Stock Market (U.S.) Index assuming a $100 investment made on January 3, 2004. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SELECT COMFORT CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX

	1/3/2004	1/1/2005	12/31/2005	12/30/2006	12/29/2007	1/3/2009
Select Comfort Corporation	$100	$73	$111	$106	$43	$2
S&P 400 Specialty Stores Index	100	117	123	139	115	69
The NASDAQ Stock Market (U.S.) Index	100	108	111	122	134	79

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of January 3, 2009:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,074,000	$10.67	1,435,000

Equity compensation plans not approved by security holders	None	Not applicable	None

Total	5,074,000	$10.67	1,435,000

(1)	Includes the Select Comfort Corporation 1990 Omnibus Stock Option Plan, the Select Comfort Corporation 1997 Stock Incentive Plan and the Select Comfort Corporation 2004 Stock Incentive Plan.

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

	Year
	2008(2)	2007	2006(1)	2005	2004	2003(2)
Consolidated Statements of Operations Data:
Net sales	$608,524	$799,242	$806,038	$689,548	$557,639	$458,489
Gross profit	358,572	486,415	490,508	406,476	339,838	285,324
Operating expenses:
Sales and marketing	332,068	372,467	341,630	286,206	250,628	207,400
General and administrative	57,994	64,351	65,401	49,300	37,826	33,974
Research and development	3,374	5,682	4,687	2,219	1,853	1,295
Asset impairment charges	34,594	409	5,980	162	—	71
Operating (loss) income	(69,458)	43,506	72,810	68,589	49,531	42,584
Net (loss) income	$(70,177)	$27,620	$47,183	$43,767	$31,555	$27,102
Net (loss) income per share:
Basic	$(1.59)	$0.59	$0.89	$0.82	$0.58	$0.55
Diluted	(1.59)	0.57	0.85	0.76	0.53	0.46
Shares used in calculation of net income per share:
Basic	44,186	46,536	52,837	53,357	54,015	49,157
Diluted	44,186	48,292	55,587	57,674	59,525	58,916

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities	$13,057	$7,279	$90,175	$123,091	$101,963	$75,118
Working capital	(90,534)	(70,000)	5,637	10,158	23,479	53,972
Total assets	135,413	190,489	228,961	239,838	202,033	153,506
Borrowings under revolving credit facility	79,150	37,890	—	—	—	—
Capital lease obligations (non-current)	621	—	—	—	—	—
Total shareholders’ (deficit) equity	(41,630)	24,126	115,694	121,347	114,344	92,201

Selected Operating Data:
Stores open at period-end(3)	471	478	442	396	370	344
Stores opened during period	19	45	51	40	31	27
Stores closed during period	26	9	5	14	5	5
Retail partner doors	801	891	822	353	89	77
Average net sales per store (000’s)(4)	$984	$1,318	$1,493	$1,417	$1,247	$1,101
Percentage of stores with more than $1.0 million in net sales(4)	45%	73%	81%	77%	64%	49%
Comparable-store sales (decrease) increase(5)	(25%)	(11%)	7%	15%	16%	31%
Average square footage per store open during period(4)	1,410	1,315	1,200	1,121	1,032	990
Net sales per square foot(4)	$703	$1,024	$1,244	$1,264	$1,208	$1,113
Average store age (in months at period end)	91	84	81	79	75	70

(1)

In the first quarter of fiscal 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method and, accordingly, financial results for fiscal years prior to 2006 have not been restated. Stock-based compensation expense for fiscal 2008, 2007 and 2006 was $3,702, $6,252 and $8,325, respectively. Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our employee stock options and employee stock purchase plan. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under our employee stock option plan or employee stock purchase plan; however, compensation expense was recognized in connection with the issuance of restricted and performance shares granted. See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation. Stock-based compensation expense (pre-tax) recognized in our financial results for years prior to fiscal 2006 was $793, $405, and $76 in 2005, 2004 and 2003, respectively.

(2)	Fiscal years 2008 and 2003 had 53 weeks. All other fiscal years presented had 52 weeks.

(3)	Includes stores operated in leased departments within other retail stores (none in 2008, 2007, 2006 and 2005; and 13 in 2004 and 2003).

(4)	For stores open during the entire period indicated.

(5)

Stores are included in the comparable-store calculation in the 13th full month of operation. Stores that have been remodeled or relocated within the same shopping center remain in the comparable-store base. The number of comparable-stores used to calculate such data was 452, 432, 391, 354, 339, and 316 for 2008, 2007, 2006, 2005, 2004 and 2003, respectively. Our 2008 comparable-store sales decrease reflects adjustments for an additional week of sales. Without adjusting for the additional week, comparable-stores sales would have decreased (25%) for 2008. Our 2004 and 2003 comparable-store sales increase reflects adjustments for an additional week of sales in 2003. Without adjusting for the additional week, comparable-store sales would have been 14% for 2004 and 34% for 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others:

•	Our current lack of adequate liquidity and capital resources and our ability to continue as a going concern;

•	Current general and industry economic trends;

•	Consumer confidence;

•	The effectiveness of our marketing messages;

•	The efficiency of our advertising and promotional efforts;

•	Consumer acceptance of our products, product quality, innovation and brand image;

•	Availability of attractive and cost-effective consumer credit options;

•	Execution of our retail distribution strategy, including our ability to cost-effectively close under-performing store locations;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole source suppliers;

•	The vulnerability of key suppliers to recessionary pressures, labor negotiations, liquidity concerns or other factors;

•	Rising commodity costs and other inflationary pressures;

•	Industry competition;

•	Our ability to continue to improve our product line;

•	Warranty expenses;

•	Pending and potentially unforeseen litigation;

•	Increasing government regulations, including new flammability standards for the bedding industry and new safety standards for consumer products;

•	The adequacy of our management information systems to meet the evolving needs of our business and evolving regulatory standards applicable to data privacy and security;

•	Our ability to attract and retain senior leadership and other key employees, including qualified sales professionals; and

•	Global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

Vision and Strategy

Our vision is to be a leading brand in the bedding industry, while improving people’s lives through better sleep.

We are executing against a defined strategy which focuses on the following key components:

•	Building brand awareness and increasing store traffic through effective marketing programs;
•	Managing our business in the current economic environment through disciplined controls over costs and cash;
•	Accelerating product innovation to lead the industry in innovative sleep products; and
•	Leveraging our infrastructure in order to facilitate long-term profitability.

Results of Operations

Fiscal 2008 Summary

Financial highlights for the fiscal year ended January 3, 2009 were as follows:

•

Net loss totaled $70.2 million, or $(1.59) per diluted share, compared with net income of $27.6 million, or $0.57 per diluted share in 2007. The 2008 net loss includes non-cash charges for asset impairments totaling $34.6 million and establishment of a $26.8 million valuation allowance for deferred taxes.

•	Net sales decreased 24% to $608.5 million, compared with $799.2 million for the prior year, primarily due to a 25% comparable-store sales decline in our company-owned retail stores.

•

Our 2008 gross profit rate decreased to 58.9% compared with 60.9% for the prior year. The gross profit rate decrease was primarily due to higher commodity and logistics costs including the impact of higher fuel prices, increased material costs for compliance with new fire retardancy standards and for our new bed line launched last year, and the deleveraging impact of the 24% net sales decrease.

•

Sales and marketing expenses decreased by $40.4 million, but increased to 54.6% of net sales in 2008, compared with 46.6% of net sales for the prior fiscal year. The rate increase was driven by the deleveraging impact of the 24% net sales decrease.

•	General and administrative expenses declined $6.4 million compared with the prior year primarily due to workforce reductions and other cost reduction initiatives.

•	Cash provided by operating activities in 2008 totaled $3.0 million, compared with $44.0 million for the prior year.

•

During 2008, borrowings under our revolving credit facility increased from $37.9 million at December 29, 2007 to $79.2 million at January 3, 2009. We have taken significant actions designed to stabilize sales, reduce our cost structure and improve profitability. We also have been exploring a range of strategic and financing alternatives to enhance our financial flexibility and maintain our liquidity. If we are unable to obtain additional capital, we may not be able to fund our operating needs and we could face a risk of default under our credit agreement.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions except percentages and earnings per share amounts. Amounts may not add due to rounding differences.

	2008		2007		2006
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$608.5	100.0%	$799.2	100.0%	$806.0	100.0%
Cost of sales	250.0	41.1	312.8	39.1	315.5	39.1
Gross profit	358.6	58.9	486.4	60.9	490.5	60.9
Operating expenses:
Sales and marketing	332.1	54.6	372.5	46.6	341.6	42.4
General and administrative	58.0	9.5	64.4	8.1	65.4	8.1
Research and development	3.4	0.6	5.7	0.7	4.7	0.6
Asset impairment charges	34.6	5.7	0.4	0.1	6.0	0.7
Total operating expenses	428.0	70.3	442.9	55.4	417.7	51.8
Operating (loss) income	(69.5)	(11.4)	43.5	5.4	72.8	9.0
Other (expense) income, net	(3.3)	(0.5)	—	—	3.0	0.4
(Loss) income before income taxes	(72.7)	(12.0)	43.5	5.4	75.8	9.4
Income tax (benefit) expense	(2.6)	(0.4)	15.8	2.0	28.6	3.6
Net (loss) income	$(70.2)	(11.5%)	$27.6	3.5%	$47.2	5.9%

	2008		2007		2006
Net (loss) income per share:
Basic	$(1.59)		$0.59		$0.89
Diluted	(1.59)		0.57		0.85
Weighted-average number of common shares:
Basic	44.2		46.5		52.8
Diluted	44.2		48.3		55.6

The proportion of our total net sales, by dollar volume, from each of our channels during the last three years was as follows:

	2008	2007	2006
Retail	78.2%	75.4%	76.2%
Direct	7.7%	8.0%	9.4%
E-Commerce	6.1%	6.8%	5.6%
Wholesale	8.0%	9.8%	8.8%
Total	100.0%	100.0%	100.0%

The components of total net sales change, including comparable-store net sales changes, were as follows:

	2008	2007	2006
	Channel increase/ (decrease)	Channel increase/ (decrease)	Channel increase
Comparable stores(1)	(25%)	(11%)	7%
Net new stores	4%	9%	9%
Retail total	(21%)	(2%)	16%
Direct	(26%)	(16%)	1%
E-Commerce	(32%)	20%	31%
Wholesale	(38%)	11%	40%
Total net sales change	(24%)	(1%)	17%

(1)

Stores are included in the comparable-store calculation in the 13th full month of operation. Stores that have been remodeled or relocated within the same shopping center remain in the comparable-store base. Fiscal 2008 included 53 weeks, as compared to 52 weeks in fiscal 2007. Comparable-store sales have been adjusted and reported as if both years had the same number of weeks.

The number of company-owned retail stores during the last three years, and independently owned and operated retail partner stores, was as follows:

	2008	2007	2006
Company-owned retail stores:
Beginning of year	478	442	396
Opened	19	45	51
Closed	(26)	(9)	(5)
End of year	471	478	442

Retail partner stores	801	891	822

Comparison of 2008 and 2007

Net Sales

Net sales in 2008 decreased 24% to $608.5 million, compared with $799.2 million in 2007. The sales decrease was due to a 25% comparable-store sales decline in our company-owned retail stores and decreases in wholesale, E-Commerce and direct channel sales, partially offset by sales from new company-owned retail stores opened in the past 12 months net of stores closed. Total sales of mattress units decreased 30% compared to 2007, while the average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels increased 4% to $1,764, while sales of other product and services decreased by 17%.

The $190.7 million net sales decrease compared with 2007 was comprised of the following: (i) a $127.1 million net decrease in sales from our company-owned retail stores, comprised of a $149.2 million decrease from comparable-stores and a $22.1 million increase from new stores, net of stores closed; (ii) a $29.5 million decrease in wholesale sales; (iii) a $17.6 million decrease in E-Commerce sales and (iv) a $16.5 million decrease in direct marketing sales.

Gross Profit

The gross profit rate decreased to 58.9% in 2008 compared with 60.9% in 2007. The majority of the gross profit rate decline was driven by higher commodity and logistics costs including the impact of higher fuel prices, increased production costs for our new line of beds and fire-retardant products launched last year, and the deleveraging impact of the 24% net sales decrease. In addition, a sales mix shift to lower margin products reduced the gross profit rate by approximately 0.4 percentage points (“ppt”), compared to the same period one year ago. These items were partially offset by an increase in the percentage of net sales from our retail distribution channel which increased the gross profit rate by approximately 0.5 ppt. Pricing initiatives implemented in our company-owned sales channels also favorably impacted our gross profit rate as compared to the prior year.

Sales and Marketing Expenses

Sales and marketing expenses in 2008 decreased to $332.1 million, or 54.6% of net sales, compared with $372.5 million, or 46.6% of net sales in 2007. The $40.4 million decrease was primarily due to the following: (i) a $17.9 million or 16% reduction in media spending compared with the same period one-year ago and (ii) reduced variable selling expenses due to the net sales decline including lower financing costs, percentage rents and variable store compensation. The 8.0 ppt sales and marketing expense rate increase was principally due to the deleveraging impact of the 24% net sales decline, partially offset by the $40.4 million expense decrease compared with the same period one year ago.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased $6.4 million to $58.0 million in 2008, compared with $64.4 million in 2007, but increased to 9.5% of net sales, compared with 8.1% in the prior year. The $6.4 million decrease in G&A expenses was primarily due to workforce reductions, reduced stock-based compensation expense, lower depreciation expense and other discretionary spending reductions. The year-over-year decline in stock-based compensation expense was primarily due to an increase in our estimated forfeiture rates resulting from the workforce reductions.

Research and Development

Research and development (“R&D”) expenses decreased to $3.4 million in 2008 compared with $5.7 million in 2007, and decreased as a percentage of net sales to 0.6% from 0.7%. Fiscal 2007 included additional R&D expenses related to the development of new fire retardant products and an upgrade of our entire line of bed models.

Asset Impairment Charges

Asset impairment charges increased to $34.6 million in 2008, compared with $0.4 million in 2007. During the fourth quarter of fiscal 2008, we elected to abandon our plan to implement an integrated suite of SAP®-based applications and recognized asset impairment charges totaling $27.6 million. During 2008, on a quarterly basis, we reviewed all of our stores for impairment and determined that certain store assets at underperforming stores were impaired. We recognized impairment charges totaling $7.0 million for the difference between the fair value and the carrying amounts of the related long-lived assets. The increase in store asset impairment charges compared to the prior year was due primarily to the deterioration of consumer spending and the more difficult economic environment. We estimate fair values based on the cash-flows expected to be generated by the assets.

During 2007, we determined that certain store assets at underperforming stores were impaired and recognized impairment charges of $0.4 million for the difference between fair value and the carrying amounts of the related long-lived assets.

Other (Expense) Income, Net

Other expense increased to $3.3 million compared with $40,000 in 2007. The $3.2 million increase in other expense was driven by increased interest expense from borrowings under our revolving line of credit due to higher average debt balances and increased interest rates, and lower average cash and investment balances compared to the same period one year ago.

Income Tax (Benefit) Expense

Income tax benefit in 2008 was $2.6 million compared with income tax expense of $15.8 million in 2007. The effective tax rate was (3.5%) and 36.5% in 2008 and 2007, respectively. The change in the effective income tax rate is primarily due to the establishment of a $26.8 million valuation allowance against our deferred tax assets that we recorded in the fourth quarter of fiscal 2008. The remainder of the change in the effective tax rate resulted from the absence of a manufacturing deduction that we realized in 2007 and a higher state income tax rate in 2008, partially offset by a $0.6 million discrete tax benefit adjustment recognized in 2008 related to research and development tax credits for prior years based on the recognition guidance under FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes.

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

Sales and Marketing Expenses

Sales and marketing expenses in 2007 increased to $372.5 million, or 46.6% of net sales, compared with $341.6 million, or 42.4% of net sales in 2006. The $30.9 million expense increase was primarily due to operating costs associated with 36 net new stores opened in the past 12 months, an increased use of promotional financing offers and increased media spending. The 4.2 ppt. sales and marketing expense rate increase was primarily due to the deleveraging impact of an 11% comparable-store sales decline and the $30.9 million expense increase compared with the prior year. Total media spending increased 4% compared with 2006 and was 0.7 ppt. higher on a rate basis.

General and Administrative Expenses

General and administrative expenses decreased $1.0 million to $64.4 million in 2007, compared with $65.4 million in 2006, and remained consistent with the prior year on a rate basis. G&A expenses were favorably impacted by a $3.7 million reduction in incentive-based compensation costs compared to the prior year, partially offset by an increase in other expenses of $2.7 million, including increased information technology expenses and occupancy costs.

Research and Development

Research and development expenses increased to $5.7 million in 2007 compared with $4.7 million in 2006, and increased as a percentage of net sales to 0.7% from 0.6%. The dollar and percentage of net sales increases in R&D expenses were the result of continued investment in new product innovation and increased development costs to comply with the new open flame fire retardancy standards.

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

Liquidity and Capital Resources

As of January 3, 2009, we had cash and cash equivalents of $13.1 million compared with $7.3 million as of December 29, 2007. The $5.8 million increase in cash and cash equivalents was primarily due to $3.0 million of cash provided by operating activities and a $35.8 million net increase in short-term borrowings partially offset by $32.2 million of capital expenditures.

The following table summarizes our cash flows for the fiscal year ended January 3, 2009, and December 29, 2007 ($ in millions):

	Fiscal Year Ended
	January 3, 2009	December 29, 2007
Total cash provided by (used in):
Operating activities	$3.0	$44.0
Investing activities	(32.2)	37.6
Financing activities	35.0	(83.1)
Increase (decrease) in cash and cash equivalents	$5.8	$(1.5)

Cash provided by operating activities for the fiscal year ended January 3, 2009 and December 29, 2007 was $3.0 million and $44.0 million, respectively. The $41.1 million year-over-year decrease in cash from operating activities was comprised of a $97.8 million decline in net (loss) income and a $5.7 million decrease in cash from changes in operating assets and liabilities, partially offset by a $62.4 million increase in adjustments to reconcile net (loss) income to cash provided by operating activities, which was primarily due to the $34.0 million increase in disposals and impairments of assets and a $26.8 million deferred tax asset valuation allowance recorded in 2008. The year-over-year decrease in cash from changes in operating assets and liabilities was primarily due to a decrease in accounts payable (reduced inventory levels and reduced business volumes, partially offset by extended vendor payment terms) and an increase in income taxes receivables (tax benefit from pre-tax loss in current fiscal year), partially offset by a current-year decrease in inventories (inventories align with reduced sales volume), a current-year decrease in accounts receivable (lower 2008 sales volume), a current-year decrease in prepaid expenses and other assets, and a reduced current-year decrease in accrued compensation and benefits (prior-year’s reduction included payment of fiscal 2006 annual incentive compensation in the first quarter of fiscal 2007).

Net cash used in investing activities was $32.2 million for 2008, compared with net cash provided by investing activities of $37.6 million for the same period one year ago. The $69.8 million decrease in net cash (used in) provided by investing activities was principally due to no proceeds from the sales and maturity of marketable debt securities for 2008, compared with $81.1 million of proceeds from the sales and maturity of marketable debt securities for the same period one year ago, as we liquidated our marketable debt securities in fiscal 2007 to fund common stock repurchases. During 2008, we invested $32.2 million in property and equipment, compared to $43.5 million for the same period one year ago. In both periods, our capital expenditures related primarily to new and remodeled retail stores, and investments in information technology. During 2008 we opened 19 new retail stores, compared with 45 new retail stores opened during the same period one year ago.

Net cash provided by financing activities was $35.0 million for 2008, compared with net cash used in financing activities of $83.1 million for the same period one year ago. The $118.2 million increase in cash provided by (used in) financing activities resulted from $134.5 million of common stock repurchases during 2007 compared with no repurchases for the fiscal 2008, partially offset by a $9.4 million net decrease in short-term borrowings compared with the prior year, a $3.9 million reduction in proceeds from the issuance of common stock related to stock option exercises and employee purchases, a $1.5 million reduction in tax benefits from stock-based compensation and a $1.5 million increase in debt issuance costs related to our amended credit agreement. Book overdrafts are included in the net change in short-term borrowings.

On April 20, 2007, our Board of Directors authorized us to repurchase up to an additional $250 million of our common stock, bringing the total availability under our share repurchase program to $290 million. In the third quarter of 2007, we curtailed our share repurchases following the tightening of credit markets and the continued deterioration in the general economic environment. During 2008 we did not purchase any shares of common stock compared with the purchase of 7.6 million shares of common stock at a total cost of $134.5 million (based on settlement dates) in 2007. As of January 3, 2009, the remaining authorization under our stock repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares. We currently have no plans to repurchase our common stock.

In June 2006, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”). The Credit Agreement, as amended to date, provides a revolving credit facility in an aggregate amount of $90 million to be used for general corporate purposes (scheduled reductions in availability described below limit our borrowings plus outstanding letters of credit to $85 million as of March 31, 2009 and to $80 million as of July 1, 2009). The Credit Agreement terminates in June 2010.

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

We had outstanding borrowings of $79.2 million and $37.9 million, under the credit facility as of January 3, 2009, and December 29, 2007, respectively. We also had outstanding letters of credit of $5.9 million and zero as of January 3, 2009, and December 29, 2007, respectively. Outstanding letters of credit reduce the amounts available under the credit facility. At January 3, 2009, and December 29, 2007, $5.0 million and $62.1 million, respectively, were available under this credit facility. In early March 2009, we received a federal income tax refund of approximately $23.0 million. Pursuant to the terms of the Credit Agreement, these funds have been placed in a cash collateral account with the Lenders. We are in discussions with the Lenders regarding the potential use or application of these funds to address our near-term liquidity needs.

At January 3, 2009, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 4.00% or the federal funds rate plus 5.00%) or as Eurocurrency rate loans (tied to LIBOR, plus a margin up to 5.0% depending on our leverage ratio, as defined). We also pay certain facility and agent fees. As of January 3, 2009, and December 29, 2007, interest rates on borrowings outstanding under the Credit Agreement were 6.0% and 5.2%, respectively. We are subject to certain financial covenants under the agreement, including a maximum leverage ratio, a minimum interest coverage ratio, minimum EBITDA requirements and capital expenditure limits.

As of January 3, 2009, pursuant to an amendment of the Credit Agreement, the Lenders had waived compliance, through the close of business on January 15, 2009, with the Credit Agreement’s financial covenants as of the end of fiscal year 2008. Pursuant to an amendment of the Credit Agreement entered into as of February 28, 2009, the Lenders waived compliance, through the close of business on March 30, 2009, with (a) the minimum interest coverage ratio covenant of the Credit Agreement for the fiscal periods ending on or about December 31, 2008, January 31, 2009 and February 28, 2009, and (b) the minimum EBITDA covenant of the Credit Agreement for the fiscal period ending on or about December 31, 2008. Upon expiration of our most recent amendment on March 31, 2009, we will not be in compliance with certain financial covenants under the Credit Agreement. If we are unable to continue to obtain amendments from the Lenders that waive compliance with these financial covenants, the Lenders could place us in default under the terms of the Credit Agreement.

We have taken significant actions to improve our operating results and maintain our liquidity in the current challenging macro-economic environment, including corporate workforce reductions, reduced capital spending, executing plans to close stores, supply chain cost reduction initiatives, reduced media spending, reductions in fixed and discretionary marketing and selling expenses, and ceasing all activities associated with the implementation of SAP®-based information technology applications. We recently introduced lower product price points and initiated an enhanced promotional strategy designed to stabilize sales. We have worked with our vendors to extend our payment terms and maintain positive working relationships. In addition, we are considering options to enhance our financial flexibility and fund our operations, including: additional actions to reduce our cost structure and improve profitability, the need to raise equity or debt capital, or the need to amend the financial covenants under our Credit Agreement. Any amendment of the Credit Agreement may significantly increase the cost of credit provided under the credit facility and related expenses, which may adversely impact our profitability. Whether or not we obtain an amendment of the Credit Agreement, we may need to or choose to seek additional capital through the issuance of debt or equity securities. The issuance of any additional debt securities could materially and adversely impact our profitability and financial condition. The issuance of additional equity securities could be substantially dilutive to our existing shareholders.

If we are unable to obtain additional capital, we may not be able to fund our operating needs and we could face a risk of default under our Credit Agreement. A default under the Credit Agreement would enable the Lenders to seek immediate payment in full of any amounts outstanding under the credit facility and to exercise various remedies as secured creditors, which may severely or completely constrain our ability to continue to operate our business as a going concern and may require us to seek protection from creditors through bankruptcy proceedings. Our uncertain financial position may also disrupt relationships with our suppliers. These conditions raise substantial doubt about our ability to continue as a going concern.

Our agreement under which GE Money Bank offers to our qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”) contains certain financial covenants, including maximum leverage ratio and minimum interest coverage. As our recent results placed us outside of these financial covenants, we were required under the terms of the GE Agreement to provide GE Money Bank with a $2.7 million letter of credit as collateral security.

Outlook

We do not plan to provide specific earnings guidance for 2009. However, we have outlined our key business drivers and trends, which we believe will assist investors and analysts in understanding and analyzing our business.

We expect that macro-economic trends and consumer confidence will remain weak throughout 2009, and that our sales will decline commensurate with our peer group. As a result of the significant actions taken to reduce costs, we expect to achieve positive free cash flow and moderately improved profitability in the first quarter and full year 2009, (exclusive of the impact of asset impairments and other special charges incurred in 2008).

Sales assumptions for 2009 include the anticipated opening of 2 new stores and closing of 55 or more stores.

The company has taken actions to reduce 2009 fixed and discretionary costs by more than $80 million in addition to cost reduction and margin improvement actions in 2008 that aggregated to more than $40 million in fiscal 2008. Cost reductions in 2009 included the following:

•

Product redesign and supply chain restructuring that we believe will reduce product costs by $16 million. We project our gross margin rate to be at or slightly lower than 2008 as product cost reductions will be offset by an increase in promotional activities.

•

We plan to reduce media expenditures by approximately $30 million and reduce other fixed and discretionary sales and marketing costs by approximately $20 million. Planned store closures will reduce costs by approximately $10 million. Sales and marketing expenses are anticipated to decline by more than 200 basis points in 2009 on lower sales volume. We plan to manage our media investment as a variable cost to sales.

•

We expect general and administrative expenses to be approximately $48 million in 2009, reflecting reductions in workforce and fixed G&A of approximately $10 million and before consideration of any incentive compensation expense that would be recorded if we exceed our earnings targets.

•	Capital expenditures are expected to be reduced by $25 million or more in 2009.

Finally, we will continue to analyze our existing manufacturing, distribution and retail operations to optimize our business performance. As a result, in future periods, we may incur restructuring expenses or asset impairment charges.

Off-Balance Sheet Arrangements and Contractual Obligations

Other than our operating leases and $5.9 million of outstanding letters of credit, we do not have any off-balance-sheet financing. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 4, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Contractual Obligations

The following table presents information regarding our contractual obligations by fiscal year (in thousands):

	Payments Due by Period(1)
	Total	< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years

Short-term debt obligations	$79,150	$79,150	$—	$—	$—
Operating leases	157,889	34,540	58,931	39,401	25,017
Capital leases	845	302	543	—	—
Purchase commitments	159,200	64,200	95,000	—	—
Total	$397,084	$178,192	$154,474	$39,401	$25,017

(1) Our unrecognized tax benefits of $155,000 have not been included in the Contractual Obligations table as we are not able to determine a reasonable estimate of timing of the cash settlement with the respective taxing authorities.

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

Our critical accounting policies and estimates relate to asset impairment charges, stock-based compensation, deferred income taxes, self-insured liabilities, warranty liabilities and revenue recognition.

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

Asset impairment charges totaled $34,594,000, $409,000 and $5,980,000, respectively, for 2008, 2007 and 2006.

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

We believe that our estimates and assumptions used to calculate long-lived asset impairment charges were reasonable and reflect the current economic environment. However, it is reasonably possible that a prolonged economic slowdown or further deterioration of consumer spending may expose us to future impairment charges that could be material.

Alternatively, if consumer spending increases at a higher rate than we anticipated, impaired stores (which continue to operate) could generate higher than expected future cash flows and operating profits.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock-Based Compensation

We have a stock-based compensation plan, which includes non-qualified stock options and nonvested share awards, and an employee stock purchase plan. See Note 1, Business and Summary of Significant Accounting Policies, and Note 7, Shareholders’ Equity, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

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

A 10% change in our stock-based compensation expense for the year ended January 3, 2009, would have affected net income by approximately $220,000 in 2008.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Deferred Income Taxes

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

Realization of deferred tax assets is dependent on generating sufficient taxable income within the carryback or carryforward periods provided for in the tax law of each applicable tax jurisdiction.

We establish a valuation allowance for any portion of deferred tax assets that are not considered more likely than not to be realized. Our evaluation includes a review of the future reversal of existing taxable temporary differences, future taxable income, taxable income available in carryback periods and tax planning strategies.

Our net deferred tax assets, prior to the valuation allowance, totaled $34.2 million and $32.4 million, respectively, for 2008 and 2007.

Our deferred tax valuation allowance contains uncertainties because it requires management to consider all available evidence, both positive and negative, including past operating results and apply judgment on our ability to generate future taxable income sufficient to realize our deferred tax assets.

From 2002 through 2007, we generated income before income taxes on average of $50.6 million. Our 2008 operating results were significantly affected by the industry-wide decrease in consumer spending and we realized a loss before income taxes of $72.7 million, including $34.6 million of asset impairment charges.

Determining that a valuation allowance is not required is difficult to overcome when there is negative evidence which is objective and verifiable, including our significant net loss in the current year. In addition, while our long-term outlook is positive, we expect macro-economic trends and consumer confidence to remain weak throughout 2009, further pressuring our operating results. Thus, we concluded that our ability to rely on our long-term outlook in generating future taxable income was limited due to uncertainty created by our 2008 loss and the weak 2009 macro-economic outlook.

Based on the significant change in the economic environment in the fourth quarter of 2008 and the discussion above, we recorded a $26.8 million charge for deferred tax assets that could not be realized through taxable income earned in available carryback periods. The $26.8 million charge establishes a valuation allowance against deferred tax assets that are not considered more likely than not to be realized.

We have not made any material changes in our deferred tax assessment methodology during the past three fiscal years.

If and when our operating performance improves on a sustained basis, our conclusion regarding the need for a $26.8 million deferred tax valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in future periods.

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

A 10% change in our self-insured liabilities at January 3, 2009, would have affected net income by approximately $284,000 in 2008.

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

A 10% change in our warranty liability at January 3, 2009, would have affected net income by approximately $478,000 in 2008.

Revenue Recognition

Revenue is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes. Amounts billed to customers for delivery and set up are included in net sales. Revenue is reported net of estimated sales returns and excludes sales taxes.

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

A 10% change in our sales returns allowance at January 3, 2009, would have affected net income by approximately $163,000 in 2008.

Recent Accounting Pronouncements

In February 2008, the FASB issued Financial Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 (“FSP 157-2”) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 4, 2009. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At January 3, 2009, our short-term debt was comprised primarily of borrowings under our revolving line of credit. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

Borrowings under our revolving credit facility are currently not subject to material interest rate risk. The credit facility’s interest rate may be reset due to fluctuations in a market-based index, such as the prime rate, federal funds rate or LIBOR. A hypothetical 100 basis point change in the interest rate on outstanding borrowings under our credit facility as of January 3, 2009 would change our annual consolidated pre-tax income by $0.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Select Comfort Corporation:

We have audited Select Comfort Corporation’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Select Comfort Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Select Comfort Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Select Comfort Corporation and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the fiscal years in the three-year period ended January 3, 2009, and our report dated March 19, 2009 expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements included an explanatory paragraph related to the existence of substantial doubt as to the Company’s ability to continue as a going concern.

Minneapolis, Minnesota
March 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Select Comfort Corporation:

We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries (the Company) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the fiscal years in the three-year period ended January 3, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Select Comfort Corporation and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations and inability to generate sufficient cash flow to meet obligations and sustain operations raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS 157, Fair Value Measurements, and SFAS 159, The Fair Value Option for Financial Assets and Liabilities, on December 30, 2007 and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Select Comfort Corporation and subsidiaries’ internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 19, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota
March 19, 2009

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
January 3, 2009 and December 29, 2007
(in thousands, except per share amounts)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$13,057	$7,279
Accounts receivable, net of allowance for doubtful accounts of $713 and $876, respectively	4,939	18,902
Inventories	18,675	32,517
Income taxes receivable	25,900	—
Prepaid expenses	4,109	9,816
Deferred income taxes	1,323	6,796
Other current assets	1,150	3,833
Total current assets	69,153	79,143

Property and equipment, net	53,274	80,409
Deferred income taxes	5,941	25,543
Other assets	7,045	5,394
Total assets	$135,413	$190,489

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Borrowings under revolving credit facility	$79,150	$37,890
Accounts payable	40,274	69,775
Customer prepayments	11,480	8,327
Accruals:
Sales returns	2,744	3,751
Compensation and benefits	14,575	14,865
Taxes and withholding	2,938	4,812
Other current liabilities	8,526	9,723
Total current liabilities	159,687	149,143

Warranty liabilities	5,956	6,747
Capital lease obligations	621	—
Other long-term liabilities	10,779	10,473
Total non-current liabilities	17,356	17,220
Total liabilities	177,043	166,363

Shareholders’ (deficit) equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 44,962 and 44,597 shares issued and outstanding, respectively	450	446
Additional paid-in capital	4,417	—
(Accumulated deficit) retained earnings	(46,497)	23,680
Total shareholders’ (deficit) equity	(41,630)	24,126
Total liabilities and shareholders’ (deficit) equity	$135,413	$190,489

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share amounts)

	2008	2007	2006

Net sales	$608,524	$799,242	$806,038
Cost of sales	249,952	312,827	315,530
Gross profit	358,572	486,415	490,508

Operating expenses:
Sales and marketing	332,068	372,467	341,630
General and administrative	57,994	64,351	65,401
Research and development	3,374	5,682	4,687
Asset impairment charges	34,594	409	5,980
Total operating expenses	428,030	442,909	417,698
Operating (loss) income	(69,458)	43,506	72,810
Other (expense) income, net	(3,285)	(40)	3,018
(Loss) income before income taxes	(72,743)	43,466	75,828
Income tax (benefit) expense	(2,566)	15,846	28,645
Net (loss) income	$(70,177)	$27,620	$47,183

Basic net (loss) income per share:
Net (loss) income per share – basic	$(1.59)	$0.59	$0.89
Weighted-average common shares – basic	44,186	46,536	52,837
Diluted net (loss) income per share:
Net (loss) income per share – diluted	$(1.59)	$0.57	$0.85
Weighted-average common shares – diluted	44,186	48,292	55,587

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ (Deficit) Equity
Years ended January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands)

		Amount	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total

	Common Stock
	Shares

Balance at December 31, 2005	53,598	536	56,854	63,957	121,347
Exercise of common stock options	1,544	15	7,495	—	7,510
Exercise of common stock warrants	75	1	—	—	1
Tax benefit from stock-based compensation	—	—	9,769	—	9,769
Stock-based compensation	—	—	8,325	—	8,325
Repurchases of common stock	(3,889)	(39)	(79,700)	—	(79,739)
Issuances of common stock	216	2	1,296	—	1,298
Net income	—	—	—	47,183	47,183
Balance at December 30, 2006	51,544	515	4,039	111,140	115,694
Exercise of common stock options	566	6	3,483	—	3,489
Tax benefit from stock-based compensation	—	—	1,887	—	1,887
Stock-based compensation	—	—	6,252	—	6,252
Repurchases of common stock	(7,617)	(76)	(16,756)	(115,080)	(131,912)
Issuances of common stock	104	1	1,095	—	1,096
Net income	—	—	—	27,620	27,620
Balance at December 29, 2007	44,597	$446	$—	$23,680	$24,126
Exercise of common stock options	61	1	92	—	93
Tax benefit from stock-based compensation	—	—	28	—	28
Stock-based compensation	—	—	3,702	—	3,702
Issuances of common stock	304	3	595	—	598
Net loss	—	—	—	(70,177)	(70,177)
Balance at January 3, 2009	44,962	$450	$4,417	$(46,497)	$(41,630)

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(70,177)	$27,620	$47,183
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,186	24,791	19,752
Stock-based compensation	3,702	6,252	8,325
Disposals and impairments of assets	34,577	596	5,912
Excess tax benefits from stock-based compensation	(19)	(1,497)	(8,565)
Changes in deferred income taxes	25,075	(7,280)	(7,665)
Other, net	—	270	(68)
Change in operating assets and liabilities:
Accounts receivable	13,963	(6,738)	(5,930)
Inventories	13,842	(8,397)	(2,138)
Income taxes receivable	(25,900)	—	—
Prepaid expenses and other assets	7,627	(1,020)	(823)
Accounts payable	(20,047)	12,201	6,091
Customer prepayments	3,153	(1,225)	(5,166)
Accrued sales returns	(1,007)	(156)	(1,496)
Accrued compensation and benefits	(250)	(5,179)	(4,782)
Accrued taxes and withholding	(1,846)	1,646	5,198
Warranty liabilities	(1,454)	(719)	2,574
Other accruals and liabilities	(452)	2,866	974
Net cash provided by operating activities	2,973	44,031	59,376
Cash flows from investing activities:
Purchases of property and equipment	(32,202)	(43,514)	(31,079)
Investments in marketable debt securities	—	—	(28,072)
Proceeds from sales and maturity of marketable debt securities	—	81,086	25,940
Net cash (used in) provided by investing activities	(32,202)	37,572	(33,211)
Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	35,809	45,240	(1,388)
Repurchases of common stock	—	(134,452)	(77,199)
Proceeds from issuance of common stock	651	4,572	8,809
Debt issuance costs	(1,472)	—	—
Excess tax benefits from stock-based compensation	19	1,497	8,565
Net cash provided by (used in) financing activities	35,007	(83,143)	(61,213)
Increase (decrease) in cash and cash equivalents	5,778	(1,540)	(35,048)
Cash and cash equivalents, at beginning of year	7,279	8,819	43,867
Cash and cash equivalents, at end of year	$13,057	$7,279	$8,819

Supplemental Disclosure of Cash Flow Information
Income taxes (refunded) paid	$(1,313)	$20,622	$30,628
Interest paid	$3,636	$1,095	$—
Capital lease obligations incurred	$1,032	$—	$—
Purchases of property and equipment included in accounts payable	$770	$4,960	$2,098

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(1) Business and Summary of Significant Accounting Policies

Business

Select Comfort Corporation and our wholly-owned subsidiaries (“Select Comfort” or the “Company”) develops, manufactures and markets premium quality, adjustable-firmness beds and related bedding accessories in the United States. In addition, we also sell to wholesale customers in Canada and Australia. We sell through four distribution channels: Retail, Direct, E-Commerce and Wholesale. The percentage of our total net sales from each of our channels during the last three years was as follows:

	2008	2007	2006
Retail	78.2%	75.4%	76.2%
Direct	7.7%	8.0%	9.4%
E-Commerce	6.1%	6.8%	5.6%
Wholesale	8.0%	9.8%	8.8%
Total	100.0%	100.0%	100.0%

Basis of Presentation, Liquidity and Going Concern

The consolidated financial statements include the accounts of Select Comfort Corporation and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In 2008, following several years of generating positive net income, we realized a net loss of $70.2 million, including $34.6 million of asset impairment charges and a $26.8 million charge for the establishment of a deferred tax valuation allowance. Our 2008 operating results were significantly affected by an industry-wide decrease in consumer spending. While we generated $3.0 million of operating cash flows in 2008, the decline in our operating performance and the acceleration of the decline of consumer demand in the fourth quarter of 2008 has affected our liquidity.

As of January 3, 2009, we had outstanding borrowings of $79.2 million, plus $5.9 million under letters of credit, with an additional $5.0 million available under our $90 million credit facility. Pursuant to a series of amendments of our Credit Agreement, the Lenders have deferred to March 31, 2009 a reduction in the amount available under our line of credit from $90 million to $85 million that was previously scheduled to become effective as of December 1, 2008. Also pursuant to these amendments, the Lenders have waived compliance, through the close of business on March 30, 2009, with certain financial covenants under the Credit Agreement applicable to fiscal periods ending on or about December 31, 2008, January 31, 2009 and February 28, 2009. In early March 2009, we received a federal income tax refund of approximately $23.0 million. Pursuant to the terms of the Credit Agreement, these funds have been placed in a cash collateral account with the Lenders. Upon expiration of our most recent amendment on March 30, 2009, we will not be in compliance with certain financial covenants under the credit agreement. If we are unable to continue to obtain amendments from the Lenders that waive compliance with these financial covenants, the Lenders could place us in default under terms of our credit agreement. Even if we obtain amendments to our credit agreement, our business may require additional capital in order to fund our operating needs. A default under the Credit Agreement would enable the Lenders to seek immediate payment in full of any amounts outstanding under the credit facility and to exercise various remedies as secured creditors, which may severely or completely constrain our ability to continue to operate our business and may require us to seek protection from creditors through bankruptcy proceedings. Our uncertain financial position may also disrupt relationships with our suppliers.

We expect macro-economic trends and consumer confidence to remain weak throughout 2009. We have taken significant actions designed to return the company to profitability and generate positive cash flows to fund our business, including: corporate workforce reductions, reduced capital spending, development of plans to close stores, supply chain cost reduction initiatives, reduced media spending, reductions in fixed and discretionary marketing and selling expenses, and ceasing all activities associated with the implementation of SAP®-based information technology applications. We recently introduced lower product price points and initiated an enhanced promotional strategy designed to stabilize sales. However, further expense reductions may be necessary should our 2009 net sales decline at a steeper rate than we currently expect. In addition to actions to align our cost structure with expected sales declines, we have been exploring a range of strategic and financing alternatives to enhance our financial flexibility.

Our ability to continue as a going concern is dependent on various factors, including: macro economic trends, the successful execution of our cost reduction plans, successful negotiation with the Lenders and successful efforts to raise additional capital. Some of these factors are not entirely within our control. These conditions raise substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The consolidated financial statement do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends are as follows: fiscal 2008 ended January 3, 2009; fiscal 2007 ended December 29, 2007; and fiscal year 2006 ended December 30, 2006. Fiscal 2008 had 53 weeks. Fiscal years 2007 and 2006 each had 52 weeks.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Illiquid credit markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Our critical accounting policies consist of asset impairment charges, stock-based compensation, deferred income taxes, self-insured liabilities, warranty liabilities and revenue recognition.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Outstanding checks in excess of funds on deposit (“book overdrafts”) totaled $11.7 million and $17.0 million at January 3, 2009, and December 29, 2007, respectively. Book overdrafts are included in accounts payable in our consolidated balance sheets and in financing activities in our consolidated statements of cash flows.

The majority of payments due from third-parties for credit card and debit card transactions are processed within one to three business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due for these transactions that are classified as cash and cash equivalents totaled $2.1 million and $4.9 million at January 3, 2009, and December 29, 2007, respectively.

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of wholesale receivables and receivables from third-party financiers for customer credit card purchases. The allowance is recognized in an amount equal to anticipated future write-offs. We estimate future write-offs based on delinquencies, aging trends, industry risk trends and our historical experience.

Marketable Debt Securities

Marketable debt securities included highly liquid investment grade debt instruments with original maturities of greater than 90 days issued by the U.S. government and related agencies and municipalities. We did not hold any marketable debt securities at January 3, 2009, or December 29, 2007.

Investments held had an original maturity of up to 36 months. Marketable debt securities with a remaining maturity of greater than one year were classified as non-current.

Through December 30, 2006, we classified our marketable debt securities as “held-to-maturity” in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We historically valued our marketable debt securities at amortized cost

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

based upon our intent and ability to hold these securities to maturity. On March 23, 2007, marketable debt securities of $67.8 million with an unrealized net loss of $0.3 million were transferred from “held-to-maturity” classification to “available-for-sale” classification. Investments classified as “available-for-sale” are carried at fair market value. The classification change was made to increase liquidity and fund our common stock repurchase program.

During 2007, marketable debt securities with a cost of $64.4 million were sold at a realized loss of $0.3 million. Realized gains and losses are included in other (expense) income, net in our consolidated statements of operations.

Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment

Property and equipment, carried at cost, is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Property under capital lease is comprised of manufacturing equipment, and computer equipment used in our retail operations and corporate support areas. Estimated useful lives of our property and equipment by major asset category are as follows:

Leasehold improvements	5 to 10 years
Office furniture and equipment	5 to 7 years
Production machinery, computer equipment and software	3 to 7 years
Property under capital lease	3 to 4 years

Other Assets

Other assets include deposits, patents, trademarks and goodwill. Patents and trademarks are amortized using the straight-line method over periods ranging from 10 to 17 years. The carrying value of goodwill at both January 3, 2009, and December 29, 2007, was $2.9 million.

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

The test for goodwill impairment is a two-step process, and is performed at least annually. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. During the fourth quarter of 2008, we completed our annual impairment testing of goodwill, using the valuation techniques as described above, and determined there was no impairment.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Warranty Liabilities

We provide a 20-year limited warranty on our adjustable-firmness beds. The customer participates over the last 18 years of the warranty period by paying a portion of the retail value of replacement parts. Estimated warranty costs are expensed at the time of sale based on historical claims rates incurred by us and are adjusted for any current trends as appropriate. Actual warranty claim costs could differ from these estimates. We classify as noncurrent those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
2008	$9,503	$8,083	$9,537	$8,049
2007	10,223	10,373	11,093	9,503
2006	7,649	13,521	10,947	10,223

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under our revolving credit facility, and other current assets and liabilities approximate fair value because of their short-term maturity.

We adopted the provisions of SFAS No. 157, “Fair Value Measurements” on December 30, 2007, the beginning of our 2008 fiscal year. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. Accordingly, our adoption related only to financial assets and liabilities. At January 3, 2009, and December 29, 2007, we had no financial assets or liabilities which required a fair value measurement on a recurring basis. The adoption of this statement had no impact on our consolidated financial statements.

We adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” on December 30, 2007, the beginning of our 2008 fiscal year. SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected are reported as a cumulative adjustment to beginning retained earnings. We did not elect the Fair Value Option as we had no financial assets or liabilities that qualified for this treatment. In the future, if we elect the Fair Value Option for certain financial assets and liabilities, we would report unrealized gains and losses due to changes in their fair value in net income at each subsequent reporting date. The adoption of this statement had no impact on our consolidated financial statements.

Revenue Recognition

Revenue is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes. Amounts billed to customers for delivery and set up are included in net sales. Revenue is reported net of estimated sales returns and excludes sales taxes.

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

Sales & Marketing
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

R&D(1)
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

Rent expense is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in other current liabilities or other long-term liabilities, as appropriate. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. At January 3, 2009, and December 29, 2007, deferred rent included in other current liabilities in our consolidated balance sheets was $1.3 million and $0.2 million, respectively, and deferred rent included in other long-term liabilities in our consolidated balance sheets was $4.3 million and $4.7 million, respectively.

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

We also lease delivery trucks associated with our home delivery service, which in addition to the minimum lease payments, require payment of a management fee and contain certain residual value guarantee provisions that would become due at the expiration of the operating agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of January 3, 2009, the maximum guaranteed residual value at lease expiration was $0.6 million. Historically, payments related to these guarantees have been insignificant. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease is remote and thus, we have not recognized a liability.

Pre-opening Costs

Costs associated with the start up and promotion of new store openings are expensed as incurred.

Advertising Costs

We incur advertising costs associated with print and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $92.0 million, $109.9 million and $105.3 million, in 2008, 2007 and 2006, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheets were $0.7 million and $1.3 million as of January 3, 2009, and December 29, 2007, respectively.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we do obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $4.8 million at January 3, 2009 and December 29, 2007, and is included in other current liabilities in our consolidated balance sheets.

Stock-Based Compensation

We record stock-based compensation expense based on the provisions of SFAS No. 123R, “Share-Based Payment” based on the award’s fair value at the date of grant and the awards that are expected to vest. We recognize stock-based compensation expense over the period during which an employee is required to provide services in exchange for the award, or to their eligible retirement date, if earlier. We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options and resulting compensation expense. The most significant inputs into the Black-Scholes-Merton option-pricing model are exercise price, our estimate of expected stock price volatility and the weighted-average expected life of the options. We include as part of cash flows from financing activities the benefit of tax deductions in excess of recognized compensation expense as prescribed in SFAS No. 123R. We adopted SFAS No. 123R at the beginning of 2006 using the modified prospective transition method.

See Note 6, Shareholders’ Equity, for additional information on stock-based compensation.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for any portion of deferred tax assets that are not considered more likely than not to be realized. We evaluate all available positive and negative

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

evidence, including the existence of cumulative year losses and our forecast of future taxable income, to assess the need for a valuation allowance on our deferred tax assets.

We recognize the benefits of tax positions based on the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 and related interpretations define when benefits of tax positions in the financial statements are recognized and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We adopted FIN No. 48 effective December 31, 2006. The adoption of FIN No. 48 and related interpretations did not materially affect our consolidated financial statements and, as a result, we did not record any cumulative effect adjustment upon adoption.

We classify interest and penalties on tax uncertainties as a component of income tax expense in our consolidated statements of operations.

(Loss) Income Per Share

Basic (loss) income per share excludes dilution and is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share includes potentially dilutive common shares consisting of stock options, restricted stock and warrants using the treasury stock method. In 2008, we excluded shares of restricted stock and stock options from our computation of diluted net loss per share, as their inclusion would have had an anti-dilutive effect (i.e., resulted in lower loss per share).

Sources of Supply

We currently obtain materials and components used to produce our beds from outside sources. As a result, we are dependent upon suppliers that in some instances, are our sole source of supply. We are continuing our efforts to dual-source key components. The failure of one or more of our suppliers to provide us with materials or components on a timely basis could significantly impact our consolidated results of operations and net (loss) income per share. We believe we can obtain these raw materials and components from other sources of supply in the ordinary course of business, if necessary.

New Accounting Pronouncements

In February 2008, the FASB issued Financial Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 (“FSP 157-2”) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 4, 2009. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(2) Inventories

Inventories consist of the following (in thousands):

	January 3, 2009	December 29, 2007
Raw materials	$4,280	$10,685
Work in progress	99	225
Finished goods	14,296	21,607
	$18,675	$32,517

Our finished goods inventory, as of January 3, 2009, was comprised of $5.6 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $2.7 million of finished components that were ready for assembly for the completion of beds, and $6.0 million of retail accessories.

Our finished goods inventory, as of December 29, 2007, was comprised of $5.9 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $10.0 million of finished components that were ready for assembly for the completion of beds, and $5.7 million of retail accessories.

(3) Property and Equipment

Property and equipment consist of the following (in thousands):

	January 3, 2009	December 29, 2007
Land	$1,999	$1,999
Leasehold improvements	90,720	94,451
Office furniture and equipment	3,997	5,109
Production machinery, computer equipment and software	68,130	81,770
Property under capital lease	1,163	—
Less: Accumulated depreciation and amortization	(112,735)	(102,920)
	$53,274	$80,409

During 2008, 2007 and 2006, we recorded asset impairment charges of $34.6 million, $0.4 million and $6.0 million, respectively. During the fourth quarter of fiscal 2008, we elected to abandon our plan to implement an integrated suite of SAP®-based applications in 2009 and recognized asset impairment charges totaling $27.6 million. In addition, during 2008 and 2007, we reviewed all of our stores for impairment and determined that certain store assets at underperforming stores were impaired. We recognized impairment charges of $7.0 million and $0.4 million, respectively, for the difference between the fair value and the carrying amounts of the related long-lived assets.

Our 2006 asset impairment charges were comprised of $5.4 million resulting from the abandonment of software we had been developing and $0.6 million resulting from the difference between the fair value and carrying amount of the related long-lived assets.

Asset impairment charges is one of our critical accounting estimates and requires management to make estimates about future events including sales growth rates, cash flows and asset fair values. We estimate fair values based on probability-weighted discounted cash flows, quoted market prices or other valuation techniques. Our 2008 quarterly store asset impairment charges reflected the deterioration of consumer spending and the more difficult economic environment as the year progressed. Our impairment calculations assume the ongoing availability of consumer credit and our ability to provide cost-effective consumer credit options. However, the recent tightening of credit standards, for our customers who seek extended financing from our third party financiers, was considered in our estimates. Predicting future events is inherently an imprecise activity. If actual results are not consistent with the estimates and assumptions used in our asset impairment calculations, we may incur additional impairment charges in the near term.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(4) Leases

Operating Leases

Rent expense was as follows (in thousands):

	2008	2007	2006
Facility Rents:
Minimum rents	$38,157	$32,663	$27,579
Contingent rents	1,962	7,564	9,443
Total	$40,119	$40,227	$37,022
Equipment rents	$3,412	$2,753	$2,484

Capital Leases

During 2008, we entered into capital leases totaling $1.0 million, respectively, for certain computer and manufacturing equipment. At January 3, 2009, $0.3 million was included in other current liabilities and $0.5 million was included in other long-term liabilities in our consolidated balance sheet.

The aggregate minimum rental commitments under operating leases and future maturities of capital leases for subsequent years are as follows (in thousands):

	Operating	Capital
2009	$34,540	$302
2010	32,216	320
2011	26,715	223
2012	21,982	—
2013	17,419	—
Thereafter	25,017	—
	$157,889	$845

(5) Debt

Credit Agreement

In June 2006, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”). The Credit Agreement, as amended to date, provides a revolving credit facility in an aggregate amount of $90 million to be used for general corporate purposes, which amount decreases to $85 million as of March 31, 2009 and to $80 million as of July 1, 2009. The Credit Agreement terminates in June 2010.

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

We had outstanding borrowings of $79.2 million and $37.9 million, under the credit facility as of January 3, 2009, and December 29, 2007, respectively. We also had outstanding letters of credit of $5.9 million and zero as of January 3, 2009, and December 29, 2007, respectively. Outstanding letters of credit reduce the amounts available under the credit facility. At January 3, 2009, and December 29, 2007, $5.0 million and $62.1 million, respectively, were available under this credit facility. In early March 2009, we received a federal income tax refund of approximately $23.0 million. Pursuant to the terms of

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

the Credit Agreement, these funds have been placed in a cash collateral account with the Lenders. We are in discussions with the Lenders regarding the potential use or application of these funds to address our near-term liquidity needs.

At January 3, 2009, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 4.00% or the federal funds rate plus 5.00%) or as Eurocurrency rate loans (tied to LIBOR, plus a margin up to 5.0% depending on our leverage ratio, as defined). We also pay certain facility and agent fees. As of January 3, 2009, and December 29, 2007, interest rates on borrowings outstanding under the Credit Agreement were 6.0% and 5.2%, respectively. We are subject to certain financial covenants under the agreement, including a maximum leverage ratio, a minimum interest coverage ratio, minimum EBITDA requirements, and capital expenditure limits.

Pursuant to a series of amendments of the Credit Agreement, the Lenders have deferred to March 31, 2009 a reduction in the amount available under our line of credit from $90 million to $85 million that was previously scheduled to become effective as of December 1, 2008. Also pursuant to these amendments, the Lenders have waived compliance, through the close of business on March 30, 2009, with: (a) the minimum interest coverage ratio covenant of the Credit Agreement for the fiscal periods ending on or about December 31, 2008, January 31, 2009 and February 28, 2009, and (b) the minimum EBITDA covenant of the Credit Agreement for the fiscal period ending on or about December 31, 2008. Upon expiration of our most recent amendment on March 31, 2009, we will not be in compliance with certain financial covenants under the Credit Agreement. If we are unable to continue to obtain amendments from the Lenders that waive compliance with these financial covenants, our bank syndicate could place us in default under the terms of the Credit Agreement. A default under the Credit Agreement would enable the Lenders to seek immediate payment, severely constraining our operating flexibility and our ability to fund our business. Any further amendment of the Credit Agreement may significantly increase the cost of credit provided under the credit facility and related expenses, which may adversely impact our profitability.

In light of these increased uncertainties, we are considering options to enhance our financial flexibility and fund our operations, including the need to raise equity or debt capital. The issuance of any additional debt securities could materially and adversely impact our profitability and financial condition. The issuance of additional equity securities could be substantially dilutive to our existing shareholders.

At January 3, 2009, we had $1.1 million in deferred financing fees related to the Credit Agreement. If the Lenders have the right to demand payment before the Credit Agreement terminates, we would expense any remaining unamortized deferred financing fees.

(6) Shareholders’ Equity

Stock-Based Compensation Plans

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors (“Board”). At January 3, 2009, a total of 1,435,000 shares were available for future grant under the 2004 stock plan. Stock option awards are granted at exercise prices equal to the closing price of our stock on the date of grant. Generally, options vest proportionally over periods of three to four years from the dates of the grant and expire after ten years. Compensation expense is recognized ratably over the vesting period.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Stock Options

A summary of our stock option activity for the year ended January 3, 2009, is as follows (in thousands, except per share amounts):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)

Outstanding at December 29, 2007	5,274	$12.40	5.6	$7,749
Granted	797	3.43
Exercised	(62)	1.50
Canceled/Forfeited	(935)	14.93
Outstanding at January 3, 2009	5,074	$10.67	4.9	$—

Exercisable at January 3, 2009	3,537	$9.20	3.6	$—

(1)

Aggregate intrinsic value includes only those options where the exercise price is equal to or greater than the share price on the date of grant. As of January 3, 2009, the intrinsic value of all outstanding stock options was zero.

Other information pertaining to options for the years ended January 3, 2009; December 29, 2007; and December 30, 2006 is as follows (in thousands, except per share amounts):

	2008	2007	2006

Weighted-average grant date fair value of stock options granted	$1.65	$8.94	$12.69
Total intrinsic value (at exercise) of stock options exercised	$115	$6,637	$28,507
Cash received from the exercise of stock options	$92	$3,489	$8,809
Stock-based compensation expense recognized in the consolidated statements of operations	$2,916	$4,528	$6,612
Excess income tax benefits from exercise of stock options	$19	$1,497	$8,565

At January 3, 2009, there was $6.4 million of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 4.9 years.

Determining Fair Value

We estimated the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach. Forfeitures are estimated using historical experience and projected employee turnover. A description of significant assumptions used to estimate the expected volatility, risk-free interest rate and expected term was as follows:

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

The assumptions used to calculate the fair value of awards granted during 2008, 2007 and 2006 using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2008	2007	2006

Expected dividend yield	0%	0%	0%
Expected volatility	52%	50%	50%
Risk-free interest rate	2.5%	4.7%	4.7%
Expected term (in years)	5.3	5.2	5.6

Restricted and Performance Stock

We issue restricted and performance stock awards to certain employees in conjunction with our share-based compensation plan. The awards generally cliff-vest from three to five years based on continued employment (“time based”). Compensation expense related to time-based stock awards is determined on the grant-date based on the publicly quoted fair market value of our common stock and is charged to earnings on a straight-line basis over the vesting period. Performance stock may be earned and become vested in a specific percentage depending upon the extent to which the target performance is met as of the last day of the performance cycle (“performance based”). Total compensation expense related to time-based restricted and performance-based stock awards was $0.8 million, $1.7 million and $1.7 million, for the years ended January 3, 2009; December 29, 2007; and December 30, 2006, respectively. There were 38,000 restricted and performance stock awards vested at January 3, 2009. All outstanding restricted and performance stock awards were unvested at December 29, 2007, and December 30, 2006. Restricted and performance stock activity was as follows for the year ended January 3, 2009 (in thousands, except per share amounts):

	Restricted Stock	Weighted- Average Grant Date Fair Value	Performance Stock	Weighted- Average Grant Date Fair Value

Outstanding at December 29, 2007	428	$15.84	152	$21.44
Granted	137	4.05	173	3.73
Canceled/Forfeited	(205)	12.63	(74)	10.26

Outstanding at January 3, 2009	360	$13.20	251	$12.36

At January 3, 2009, there was $2.5 million of unrecognized compensation expense related to non-vested restricted and performance share awards, which is expected to be recognized over a weighted-average period of 2.0 years.

Repurchases of Common Stock

On April 20, 2007, our Board authorized the repurchase of up to an additional $250.0 million of our common stock, bringing the total availability under our share repurchase program to $290.0 million. During 2008, we did not repurchase any shares of common stock. During 2007, we repurchased and retired 7,617,000 shares through open market purchases at a cost of $131.9 million (based on trade dates), respectively. During 2006, we repurchased and retired 3,889,000 shares through open market purchases at a cost of $79.7 million (based on trade dates). As of January 3, 2009, the remaining authorization under our share repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares. We currently have no plans to repurchase our stock under this authorization.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

The cost of stock repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to (accumulated deficit) retained earnings.

Net (Loss) Income per Common Share

The following computations reconcile net (loss) income per share – basic with net (loss) income per share – diluted (in thousands, except per share amounts):

	2008	2007	2006

Net (loss) income	$(70,177)	$27,620	$47,183

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	44,186	46,536	52,837
Effect of dilutive securities:
Options	—	1,455	2,529
Warrants	—	—	28
Restricted shares	—	301	193
Diluted weighted-average shares outstanding	44,186	48,292	55,587

Net (loss) income per share – basic	$(1.59)	$0.59	$0.89
Net (loss) income per share – diluted	(1.59)	0.57	0.85

Additional potentially dilutive stock options totaling 5,124,000, 2,441,000 and 1,077,000 for the years 2008, 2007 and 2006, respectively, have been excluded from diluted EPS because these securities’ exercise prices were greater than the average market price of our common shares. In addition, we excluded 444,000 shares of restricted stock and 212,000 stock options from our computation of diluted net loss per share for 2008, as their inclusion would have had an anti-dilutive effect (i.e., resulted in a lower loss per share).

(7) Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in thousands):

	2008	2007	2006
Interest income	$90	$1,079	$3,018
Interest expense	(4,434)	(1,163)	—
Write-off unamortized debt cost	(131)	—	—
Capitalized interest expense	1,190	314	—
Realized loss on sales of marketable debt securities	—	(270)	—
Other (expense) income, net	$(3,285)	$(40)	$3,018

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(8) Income Taxes

The (benefit) expense for income taxes consisted of the following (in thousands):

	2008	2007	2006
Current:
Federal	$(26,910)	$19,454	$30,572
State	(732)	3,672	5,738
	(27,642)	23,126	36,310
Deferred:
Federal	26,853	(6,348)	(6,387)
State	(1,777)	(932)	(1,278)
	25,076	(7,280)	(7,665)
Income tax (benefit) expense	$(2,566)	$15,846	$28,645

Effective tax rates differ from statutory federal income tax rates as follows:

	2008	2007	2006
Statutory federal income tax rate	(35.0%)	35.0%	35.0%
Valuation allowance	36.9	—	—
State income taxes, net of federal benefit	(4.5)	4.1	3.8
Other	(0.9)	(2.6)	(1.0)
	(3.5%)	36.5%	37.8%

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal or state income tax examinations for years prior to 2004.

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2008	2007
Deferred tax assets:
Current:
Compensation and benefits	$2,689	$3,399
Warranty and returns liabilities	1,935	2,332
Deferred rent and lease incentives	984	471
Other	609	614
Long-term:
Property and equipment	12,161	13,502
Stock-based compensation	6,835	5,443
Deferred rent and lease incentives	3,324	3,261
Warranty liability	2,008	2,824
Net operating loss, capital loss and tax credit carryforwards	2,933	101
Other	719	487
Total gross deferred tax assets	34,197	32,434
Valuation allowance	(26,933)	(94)
Total net deferred tax assets	$7,264	$32,340

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

At January 3, 2009, we had net operating loss carryforwards for state income tax purposes of $71.1 million which will expire between 2011 and 2028.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we evaluate our deferred income taxes quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of recent losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

We had a $26.9 million and $94,000 tax valuation allowance at January 3, 2009, and December 29, 2007, respectively. Due to our net loss in 2008, our expectations that macro-economic trends and consumer confidence will remain weak throughout 2009, and uncertainty regarding future taxable income; we determined that it was more likely than not that a portion of our deferred tax assets would not be realized. In the fourth quarter of 2008, we established a $26.8 million valuation allowance against deferred tax assets that could not be realized through taxable income earned in available carryback periods. If and when our operating performance improves on a sustained basis, our conclusion regarding the need for the $26.8 million deferred tax valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in future periods. We also have a $94,000 valuation allowance at January 3, 2009, and December 29, 2007, related to a capital loss carryforward that will expire in 2012 if not utilized.

Unrecognized Tax Benefits

At January 3, 2009, and December 29, 2007, the total amounts of unrecognized tax benefits for uncertain tax positions were $155,000 and $97,000, respectively, that if recognized, would impact the effective tax rate. The amount of unrecognized tax benefits are not expected to change materially within the next 12 months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2007 and 2008 was as follows (in thousands):

	Federal And State Tax	Accrued Interest And Penalties	Gross Unrecognized Income Tax Benefits
Balance December 31, 2006	$228	$24	$252
Increases related to prior-year tax positions	—	8	8
Decreases related to prior-year tax positions	(24)	—	(24)
Lapse of statute of limitations	(107)	(32)	(139)
Balance December 29, 2007	$97	$—	$97
Decreases related to prior-year tax positions	(50)	—	(50)
Increases related to prior-year tax positions	105	3	108
Balance January 3, 2009	$152	$3	$155

In 2008, 2007 and 2006, we included $3,000, $8,000 and $10,000, respectively, of penalties and interest in income tax (benefit) expense.

(9) Employee Benefit Plans

Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. Beginning in the fourth quarter of fiscal 2008, due to the challenging business environment, we

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

discontinued our discretionary 401(k) contribution. During 2008, 2007 and 2006, our contributions, net of forfeitures, were $1.9 million, $2.8 million and $2.5 million, respectively.

Employee Stock Purchase Plan

We had an employee stock purchase plan (“ESPP”) which permitted employees to purchase our common stock at a 5% discount based on the average price of the stock on the last business day of the offering period (calendar quarter basis). Purchases were funded by employee payroll deductions during the offering period. Employees purchased 236,847 shares in 2008, 68,670 shares in 2007 and 60,464 shares in 2006 under this plan. At January 3, 2009, and December 29, 2007, ESPP participants had accumulated $132,000 and $192,000, respectively, to purchase our common stock. We discontinued our ESPP plan at the beginning of 2009.

(10) Commitments and Contingencies

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California. On September 30, 2008, the Court granted our motion to dismiss and strike the purported class action claims, and allowed the plaintiff leave to amend the complaint. On October 30, 2008, the plaintiff filed an amended complaint alleging facts similar to those asserted in the initial complaint and asserting additional claims, including antitrust and RICO claims. We have filed a motion to dismiss the amended complaint on the same basis that the Court dismissed the original complaint, and our motion remains pending before the Court. As of January 3, 2009, no accrual had been established as we believe that the complaint is without merit and we intend to vigorously defend the claims.

We are involved from time to time in various other legal proceedings arising in the ordinary course of our business, including primarily commercial, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to these other matters, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these other matters to have a material effect on our consolidated results of operations or financial position. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations or financial position. We expense legal costs as incurred.

Consumer Credit Arrangements

We refer customers seeking extended financing to certain third party financiers (“Card Servicers”). The Card Servicers, if credit is granted, establish the interest rates, fees, and all other terms and conditions of the customer’s account based on their evaluation of the creditworthiness of the customers. As the receivables are owned by the Card Servicers, at no time are the receivables purchased or acquired from us. We are not liable to Card Servicers for our customers’ credit defaults. In connection with customer purchases financed under these arrangements, the Card Servicers pay us an amount equal to the total amount of such purchases, net of promotional related discounts. The amounts financed and uncollected from Card Servicers under the program were included in accounts receivable and totaled $1.0 million and $2.3 million as of January 3, 2009, and December 29, 2007, respectively.

Termination of our agreements with Card Servicers, any material change to the terms of agreements with Card Servicers or in the availability or terms of credit for our customers from Card Servicers, or any delay in securing replacement credit sources, could materially affect our consolidated results of operations or financial position.

Our agreement under which GE Money Bank offers to our qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”) contains certain financial covenants, including maximum leverage ratio and minimum interest coverage. As our recent results placed us outside of these financial covenants, we were required under the terms of the GE Agreement to provide GE Money Bank with a $2.7 million letter of credit as collateral security.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Commitments

As of January 3, 2009, we had $159.2 million of inventory purchase commitments with our suppliers as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not expect potential payments under these provisions to materially affect our consolidated results of operations or financial position.

(11) Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of actual quarterly results for 2008 and 2007 (in thousands, except per share amounts):

2008	Fourth	Third	Second	First
Net sales	$131,073	$157,231	$152,055	$168,165
Gross profit	73,246	97,756	90,644	96,926
Operating (loss) income	(50,217)	2,052	(10,251)	(11,042)
Net (loss) income	(57,436)	983	(6,591)	(7,133)
Net (loss) income per share – diluted	(1.30)	0.02	(0.15)	(0.16)

2007	Fourth	Third	Second	First
Net sales	$190,672	$213,070	$178,991	$216,509
Gross profit	111,542	131,178	109,527	134,168
Operating income	2,799	19,077	4,803	16,827
Net income	2,168	11,863	2,912	10,677
Net income per share – diluted	0.05	0.26	0.06	0.21

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

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of January 3, 2009.

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K and the information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance” in our Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Approval of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated herein by reference.

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

6.	Form of Nonstatutory Stock Option Award Agreement under the 2004 Stock Incentive Plan

7.	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan

8.	Form of Performance Stock Award Agreement under the 2004 Stock Incentive Plan

9.	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the 2004 Stock Incentive Plan

10.	Select Comfort Profit Sharing and 401(K) Plan – 2007 Restatement

11.	Select Comfort Executive Investment Plan, as Amended and Restated October 29, 2008

12.	Select Comfort Executive and Key Employee Incentive Plan

13.	Employment Letter from the Company to William R. McLaughlin dated March 3, 2000

14.	Employment Letter from the Company to William R. McLaughlin dated March 2, 2006

15.	Letter Agreement between William R. McLaughlin and Select Comfort Corporation dated as of February 21, 2008

16.	Amended and Restated Non-Statutory Stock Option Agreement between Select Comfort Corporation and William R. McLaughlin dated as of April 22, 2008

17.	Separation Agreement between the Company and Catherine B. Hall dated October 22, 2008

18.	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005

19.	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005

20.	Employment Letter from the Company to Mark A. Kimball dated April 22, 1999

21.	Summary of Executive Health Program

22.	Summary of Executive Tax and Financial Planning Program

23.	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan

24.	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan

25.	Summary of Non-Employee Director Compensation

26.	Amended and Restated Select Comfort Corporation Non-Employee Director Equity Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: March 19, 2009	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer
(principal executive officer)

	By:	/s/ James C. Raabe
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

NAME	TITLE	DATE

/s/ Ervin R. Shames	Chairman of the Board	March 16, 2009
Ervin R. Shames

/s/ William R. McLaughlin	Director	March 19, 2009
William R. McLaughlin

/s/ Thomas J. Albani	Director	March 13, 2009
Thomas J. Albani

/s/ Christine M. Day	Director	March 19, 2009
Christine M. Day

/s/ Stephen L. Gulis, Jr.	Director	March 13, 2009
Stephen L. Gulis, Jr.

/s/ Christopher P. Kirchen	Director	March 10, 2009
Christopher P. Kirchen

/s/ David T. Kollat	Director	March 12, 2009
David T. Kollat

/s/ Brenda J. Lauderback	Director	March 13, 2009
Brenda J. Lauderback

/s/ Michael A. Peel	Director	March 11, 2009
Michael A. Peel

/s/ Jean-Michel Valette	Director	March 17, 2009
Jean-Michel Valette

SELECT COMFORT CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 3, 2009

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

Incorporated by reference to Exhibit 10.5 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-25121)

10.7	Fifth Amendment to Lease dated August 28, 2006 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.8	Lease Agreement dated as of September 19, 2002 between the Company and Blind John, LLC (as successor to Frastacky (US) Properties Limited Partnership)	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.9	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.10	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)

10.11	Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 (File No. 0-25121)

10.12	Select Comfort Corporation 1997 Stock Incentive Plan, as amended and restated	Incorporated by reference to Exhibit 10.8 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25121)

10.13	Form of Incentive Stock Option Agreement under the 1990 and 1997 Stock Plans	Incorporated by reference to Exhibit 10.16 contained in the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.14	Form of Performance Based Stock Option Agreement under the 1990 and 1997 Stock Plans	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.15	Select Comfort Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)	Incorporated by reference to Exhibit 10.16 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.16	Form of Nonstatutory Stock Option Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.17	Form of Restricted Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.18	Form of Performance Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.19	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.20	Select Comfort Profit Sharing and 401(K) Plan – 2007 Restatement	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.21	Select Comfort Executive Investment Plan, as Amended and Restated October 29, 2008	Filed herewith.

10.22	Select Comfort Executive and Key Employee Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)

10.23	Employment Letter from the Company to William R. McLaughlin dated March 3, 2000	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File No. 0-25121)

10.24	Employment Letter from the Company to William R. McLaughlin dated March 2, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed March 6, 2006 (File No. 0-25121)

10.25	Letter Agreement between William R. McLaughlin and Select Comfort Corporation dated as of February 21, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed February 27, 2008 (File No. 0-25121)

10.26	Amended and Restated Non-Statutory Stock Option Agreement between Select Comfort Corporation and William R. McLaughlin dated as of April 22, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed April 24, 2008 (File No. 0-25121)

10.27	Separation Agreement between the Company and Catherine B. Hall dated October 22, 2008	Filed herewith.

Exhibit No.	Description	Method Of Filing

10.28	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.29	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005	Incorporated by reference to Exhibit 10.18 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.30	Employment Letter from the Company to Mark A. Kimball dated April 22, 1999	Incorporated by reference to Exhibit 10.25 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

10.31	Summary of Executive Health Program	Incorporated by reference to Exhibit 10.36 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.32	Summary of Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed January 3, 2005 (File No. 0-25121)

10.33	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan, dated as of August 21, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed August 21, 2008 (File No. 0-25121)

10.34	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Filed herewith

10.35	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.32 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.36	Amended and Restated Select Comfort Corporation Non-Employee Director Equity Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed May 1, 2006 (File No. 0-25121)

10.37	Supply Agreement dated October 3, 2006 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.39 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.38	Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of December 14, 2005 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed December 20, 2005 (File No. 0-25121)

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

10.43

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

10.44

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

10.45

Amendment No. 3 to Credit Agreement dated as of May 30, 2008 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed June 2, 2008 (File No. 0-25121)

10.46

Amendment No. 4 to Credit Agreement dated as of December 2, 2008 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed December 8, 2008 (File No. 0-25121)

10.47

Amendment No. 5 to Credit Agreement dated as of January 2, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed January 8, 2009 (File No. 0-25121)

10.48

Amendment No. 6 to Credit Agreement dated as of January 15, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed January 22, 2009 (File No. 0-25121)

10.49

Amendment No. 7 to Credit Agreement dated as of January 31, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed February 5, 2009 (File No. 0-25121)

10.50

Amendment No. 8 to Credit Agreement dated as of February 28, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed March 2, 2009 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on signature page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)

Confidential treatment has been granted by the Securities and Exchange Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts
2008	$876	$814	$977	713
2007	529	1,035	688	$876
2006	552	676	699	529

Accrued sales returns
2008	$3,751	$34,410	$35,417	$2,744
2007	3,907	43,716	43,872	3,751
2006	5,403	42,508	44,004	3,907