Form 10-K/A
period 2009-01-03
SELECT COMFORT CORP
filed 2009-05-04
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 28, 2008, was $68,500,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).

As of March 19, 2009, there were 45,246,235 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Select Comfort Corporation, a Minnesota corporation, for the year ended January 3, 2009, which was filed with the Securities and Exchange Commission on March 19, 2009, is being filed solely for the limited purpose of amending Items 10, 11, 12, 13 and 14 to reflect the inclusion of the information required by the Form 10-K.  The Form 10-K contemplated the incorporation of such information from a proxy statement to be filed by us within 120 days following our year ended January 3, 2009.  We are including the information required by Items 10, 11, 12, 13 and 14 of the Form 10-K through this amendment as contemplated by instruction G(3) to the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Except as contained herein, this amendment does not modify or update disclosures contained in the Form 10-K. This amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the date of the Form 10-K.

i

As used in this Form 10-K/A, the terms “we,” “us,” “our,” the “company” and “Select Comfort” mean Select Comfort Corporation and its subsidiaries and the term “common stock” means our common stock, par value $0.01 per share.

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

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of March 17, 2009, that has been furnished to us by each director and each person who has been nominated by the Board to serve as a director of our company.

Name of Nominee	Age	Principal Occupation	Director Since

Nominees for election this year to three-year terms expiring in 2012:

Christine M. Day(1)(2)	47	Chief Executive Officer, lululemon athletica inc.; Former President of Asia Pacific Group, Starbucks Coffee International.	2004

Stephen L. Gulis, Jr.(1)(3)	51	Former Executive Vice President and Chief Financial Officer, Wolverine World Wide, Inc.; Also a director of Independent Bank Corporation.	2005

Ervin R. Shames*	68	Chairman of the Board (non-executive) of Select Comfort Corporation; Former Chief Executive Officer of Borden, Inc. and Stride Rite Corporation; Also a director of Choice Hotels International, Inc. and Online Resources Corporation.	1996

Directors not standing for election this year whose terms expire in 2010:

Thomas J. Albani(3)	66	Former President and Chief Executive Officer of Electrolux Corporation; Also a director of Barnes Group Inc.	1994

David T. Kollat(2)(4)	70	President of 22 Inc.; Former Executive Vice President of Marketing for The Limited and former President of Victoria’s Secret Catalogue; Also a director of Big Lots, Inc., Limited Brands, Inc. and Wolverine World Wide, Inc.	1994

William R. McLaughlin	52	President and Chief Executive Officer of Select Comfort Corporation.	2000

Directors not standing for election this year whose terms expire in 2011:

Christopher P. Kirchen(1)(3)	66	Managing General Partner and co-founder of BEV Capital, a venture capital firm.	1991

Name of Nominee	Age	Principal Occupation	Director Since

Brenda J. Lauderback(4)	58	Former President of the Retail and Wholesale Group for Nine West Group, Inc.; Also a director of Big Lots, Inc., Denny’s Corporation, Irwin Financial Corporation and Wolverine World Wide, Inc.	2004

Michael A. Peel(2)(4)	59	Vice President for Human Resources and Administration of Yale University; Former Executive Vice President, Human Resources and Administrative Services, General Mills, Inc.	2003

Jean-Michel Valette(1)(3)	48	Chairman of the Board of Directors, Peet’s Coffee and Tea, Inc.; Also a director of The Boston Beer Company.	1994

(1)	Member of the Audit Committee
(2)	Member of the Management Development and Compensation Committee
(3)	Member of the Finance Committee
(4)	Member of the Corporate Governance and Nominating Committee
*	In his capacity as non-executive Chairman of the Board, Mr. Shames may attend and vote at any Committee meeting.

Additional Information about Nominees and Other Directors

Christine M. Day was appointed to our Board of Directors in November 2004.  Since June 2008, Ms. Day has served as Chief Executive Officer of lululemon athletica inc., an athletic apparel company.  Prior to assuming this role, Ms. Day served as Executive Vice President, Retail Operations from January to April 2008, and as President, Chief Operating Officer and CEO designate from April to June 2008 for lululemon.  From July 2004 until February 2007, Ms. Day served as President of Asia Pacific Group, Starbucks Coffee International.  Prior to holding this position, she served as Senior Vice President, Starbucks Coffee International.  From 1987 to 2003, Ms. Day served in various other management capacities for Starbucks, including Senior Vice President, North American Finance and Administration; Senior Vice President, North American Strategic Business Systems; and Vice President of Sales and Operations for Starbucks foodservice and licensed concepts division.

Stephen L. Gulis, Jr., was appointed to our Board of Directors in July 2005.  From April 1996 to October 2007, Mr. Gulis was the Executive Vice President, CFO and Treasurer of Wolverine World Wide, Inc., a global marketer of branded footwear, apparel and accessories (WWW).  From October 2007 until his retirement in July of 2008, he served as Executive Vice President and President of Global Operations for WWW.  From 1988 to 1996, Mr. Gulis served in various other management capacities with WWW, including CFO, Vice President of Finance, and Vice President Finance and Administration of the Hush Puppies Company.  Prior to joining WWW, he served six years on the audit staff of Deloitte & Touche.  Mr. Gulis also serves as a director of Independent Bank Corporation.

Ervin R. Shames has served as a member of our Board of Directors since April 1996 and was elected Chairman of the Board in February 2008.  Mr. Shames previously served as Chairman of our Board of Directors from April 1996 to April 1999.  From May 2004 until February 2008, Mr. Shames assumed the role of Lead Director under our Corporate Governance Principles.  Since January 1995, Mr. Shames has served as an independent management consultant to consumer goods and services companies, advising on management and marketing strategy.  From 1996 until 2008, he was a Lecturer at the University of Virginia’s Darden Graduate School of Business.  From December 1993 to January 1995, he served as the Chief Executive Officer of Borden, Inc. and was President and Chief Operating Officer of Borden, Inc. from July 1993 until December 1993.  From June 1990 to June 1992, he was the Chief Executive Officer of Stride Rite Corporation and from June 1992 to July 1993 he was Stride Rite’s Chairman and Chief Executive Officer.  From 1967 to 1989, Mr. Shames was employed by General Foods/Altria Companies in varying capacities including the presidencies of General Foods International, General Foods USA and Kraft USA.  Mr. Shames also serves as a director of Choice Hotels International, Inc., Online Resources Corporation and several privately held companies.

Thomas J. Albani has served as a member of our Board of Directors since February 1994.  Mr. Albani served as President and Chief Executive Officer of Electrolux Corporation, a manufacturer of premium floor care machines, from June 1991 to May 1998.  From September 1984 to April 1989, he was employed by Allegheny International Inc., a home appliance manufacturing company, in a number of positions, most recently as Executive Vice President and Chief Operating Officer.  Mr. Albani also serves as a director of Barnes Group Inc. and Doskocil Manufacturing Company, Inc.

David T. Kollat has served as a member of our Board of Directors since February 1994.  Dr. Kollat has served as President and Chairman of 22 Inc., a research and consulting company for retailers and consumer goods manufacturers, since 1987.  From 1976 until 1987, he served in various management capacities for Limited Brands, a women’s apparel retailer, including Executive Vice President of Marketing and President of Victoria’s Secret Catalogue.  Dr. Kollat also serves as a director of Big Lots, Inc., Limited Brands, Inc. and Wolverine World Wide, Inc.

William R. McLaughlin joined our company in March 2000 as President and Chief Executive Officer and as a member of our Board of Directors.  From May 2004 through February 2008, Mr. McLaughlin also served as Chairman of our Board of Directors.  From December 1988 to March 2000, Mr. McLaughlin served as an executive of PepsiCo Foods International, Inc., a snack food company and subsidiary of PepsiCo, Inc., in various management capacities, including from September 1996 to March 2000 as President of Frito-Lay Europe, Middle East and Africa, and from June 1993 to June 1996 as President of Grupo Gamesa, S.A. de C.V., a cookie and flour company based in Mexico.

Christopher P. Kirchen has served as a member of our Board of Directors since December 1991.  Mr. Kirchen is currently Managing General Partner of BEV Capital, a venture capital firm that he co-founded in March 1997.  From 1986 to December 2002, he was a General Partner of Consumer Venture Partners, a venture capital firm that was an investor in our company.  Mr. Kirchen also serves as a director of several privately held companies.

Brenda J. Lauderback was appointed to our Board of Directors in February 2004.  Ms. Lauderback served as President of the Retail and Wholesale Group for the Nine West Group, Inc., a designer and marketer of women’s footwear and accessories, from May 1995 until January 1998.  Ms. Lauderback also serves as a director of Big Lots, Inc., Denny’s Corporation, Irwin Financial Corporation and Wolverine World Wide, Inc.

Michael A. Peel has served as a member of our Board of Directors since February 2003.  In October 2008, Mr. Peel was appointed Vice President for Human Resources and Administration of Yale University.  From 1991 to 2008, Mr. Peel served in various management capacities for General Mills, Inc., a manufacturer and marketer of packaged consumer foods, including most recently as Executive Vice President, Human Resources and Administrative Services.  From 1977 to 1991, Mr. Peel served in various management capacities for PepsiCo, Inc., including as Senior Vice President, Human Resources for PepsiCo Worldwide Foods from 1987 to 1991.

Jean-Michel Valette has served as a member of our Board of Directors since October 1994.  Mr. Valette has been an independent adviser to branded consumer companies since May 2000.  Since January 2004 he has served as Chairman of the Board of Directors of Peet’s Coffee and Tea, Inc.  Mr. Valette also served as non-executive Chairman of the Robert Mondavi Winery from April 2005 to October 2006 and was its President and Managing Director from October 2004 to April 2005.  From August 1998 to May 2000, Mr. Valette was President and Chief Executive Officer of Franciscan Estates, Inc., a premium wine company.  He was a Managing Director of Hambrecht & Quist LLC, an investment banking firm, from October 1994 to August 1998 and served as a Senior Analyst at Hambrecht & Quist LLC from November 1992 to October 1994.  Mr. Valette also serves as a director of The Boston Beer Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Executive officers, directors and greater than 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based upon a review of the copies of such reports furnished to us during the 2008 fiscal year ended January 3, 2009 and written representations by such persons, all reports were filed on a timely basis, except that Form 4’s reporting shares acquired pursuant to our Non-Employee Director Equity Plan on February 21, 2008, by Stephen L. Gulis, Jr., Director, Kristen L. Manos, former Director, and Michael A. Peel, Director, were not filed on a timely basis but were subsequently filed on March 7, 2008.

Code of Conduct

We have developed and circulated to all of our employees a Code of Business Conduct addressing legal and ethical issues that may be encountered by our employees in the conduct of our business.  Among other things, the Code of Business Conduct requires that our employees comply with applicable laws, engage in ethical and safe conduct in our work environment, avoid conflicts of interests, conduct our business with integrity and high ethical standards, and safeguard our company’s assets.  A copy of the Code of Conduct is included in the investor relations section of our Web site at http://www.selectcomfort.com/investors.  We intend to disclose any amendments to and any waivers from a provision of our Code of Business Conduct on our Web site.  The information contained in or connected to our Web site is not incorporated by reference into or considered a part of this Annual Report on Form 10-K.

Employees are required to report any conduct that they believe in good faith violates our Code of Business Conduct.  The Code of Business Conduct also sets forth procedures under which employees or others may report through our management team and, ultimately, directly to our Audit Committee (confidentially and anonymously, if so desired) any questions or concerns regarding accounting, internal accounting controls or auditing matters.

All of our employees are required to periodically certify their commitment to abide by our Code of Business Conduct.  We also provide training in key areas covered by the Code of Business Conduct to help our employees to comply with their obligations.

Changes to Nomination Process

We have made no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, as described in our most recent proxy statement.

Audit Committee

Our Board of Directors has a standing audit committee, which has the composition and responsibilities described below:

Each current member of our Audit Committee qualifies as “independent” for purposes of membership on audit committees pursuant to the Marketplace Rules of the NASDAQ Stock Market and the rules and regulations of the SEC and is “financially literate” as required by the Marketplace Rules of the NASDAQ Stock Market.  Our Audit Committee currently consists of Stephen L. Gulis, Jr. (Chair), Christine M. Day, Christopher P. Kirchen and Jean-Michel Valette.  The Audit Committee provides assistance to the Board in satisfying its fiduciary responsibilities relating to accounting, auditing, operating and reporting practices of our company.  The Audit Committee is responsible for providing independent, objective oversight with respect to our company’s accounting and financial reporting functions, internal and external audit functions, and systems of internal controls regarding financial matters and legal, ethical and regulatory compliance.

The Board of Directors has determined that two members of the Audit Committee, Stephen L. Gulis, Jr. and Jean-Michel Valette, meet the definition of “audit committee financial expert” under rules and regulations of the SEC and meet the qualifications of “financial sophistication” under the Marketplace Rules of the NASDAQ Stock Market.  These designations related to our Audit Committee members’ experience and understanding with respect to certain accounting and auditing matters are disclosure requirements of the SEC and the NASDAQ Stock Market and do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of our audit committee or of our board of directors.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes the key principles and approaches used to determine the compensation of the named executive officers listed in the Summary Compensation Table.  All compensation paid to the named executive officers is determined by the Management Development & Compensation Committee of the Board of Directors (the “Committee”), which is composed solely of independent non-employee Directors who meet regularly each fiscal year.  The Committee has retained Towers Perrin as its outside compensation consultant.  More information on Towers Perrin’s role in advising the Committee on executive compensation matters is provided later in this report.

Select Comfort’s long-term goal is to consistently grow sales and earnings faster than its industry peers and to out-perform a broader peer group of specialty retailers.  Select Comfort’s compensation programs are generally more performance oriented, and typically have a greater proportion of total compensation at risk, than those of comparable companies.  Only base salary and certain benefit programs do not vary, upward or downward, with annual financial performance.  As a result, total compensation for named executive officers and other senior leaders varies from the bottom quartile of the market (when performance is below expectations) to the top quartile of the market (when performance exceeds that of peer group companies).

Select Comfort’s performance in 2008 was disappointing and below both internal and external expectations.  Both executive compensation for 2008, and Committee actions taken following year-end, reflect this below target performance and the strong “pay for performance” design of the company’s executive compensation programs:

•                  Base Salaries have generally been frozen and annual merit increases have been deferred until performance momentum is restored.  Early in 2008, our CEO offered to forgo his base salary for the balance of 2008 until the restoration of consistent comparable store sales growth.  Two of our named executive officers received base salary increases in mid-2008, primarily in recognition of increased responsibilities and to obtain better alignment with market.

•                  Annual Cash Incentive Compensation, which typically accounts for more than 20% of total compensation for named executive officers, was completely eliminated for 2008.  In accordance with the plan design established at the beginning of the year, no bonuses were warranted due to the year-to-year decline in Net Operating Profit.

•                  Long-Term Equity-Based Incentive Compensation is also strongly tied to annual company performance.  In accordance with terms established at the beginning of 2008, annual stock and stock option awards, which typically account for approximately 40% of total compensation for named executive officers, were reduced below target levels due to below target company performance.

The general absence of base salary merit increases, the elimination of any annual cash incentive payouts, and the reduction in stock and stock option awards to below target levels will, in combination, result in total compensation in the bottom quartile of the market (vs. our peer group) for the named executive officers and other company management.

While Select Comfort believes it is highly important that executive compensation be closely aligned with corporate performance, it also recognizes that it must pay competitively to retain the highly talented people it has attracted to the company.  Accordingly, select special stock awards were made in late 2007 and early 2008 to top performers, particularly those newer leaders with limited stock holdings, to reinforce their importance to the business and increase their incentive and motivation.

The Summary Compensation Table included on page 21 of this Annual Report on Form 10-K was prepared in adherence to SEC guidelines (including expenses related to stock grants for a number of prior years) and therefore only partially reflects the year-to-year decline in total compensation resulting from below target performance in 2008.  The base salaries reflect (i) our CEO’s offer to forego base salary for the vast majority of the year; (ii) an increase for Ms. Roedel primarily in recognition of increased responsibilities (and her promotion to Executive Vice President) and an adjustment to market; and (ii) an increase for Ms. Schoppert primarily in recognition of increased responsibilities.  All base salaries also reflect an additional week in fiscal year 2008.  The equity award values reflected in the table are generally consistent with 2007, or declining in the case of our CEO, and reflect in part amounts expensed in 2008 with respect to grants made in years prior to 2007.  The “Non-Equity Incentive Plan Compensation” column reflects zero bonus payouts for both 2008 and 2007.

The Board of Directors and management of Select Comfort are highly committed to restoring the outstanding growth and financial performance that characterized the company from 2001 through 2006.  Aggressive actions have been taken to improve company performance, to weather the challenging current environment, and to better position Select Comfort to fully realize its outstanding future potential.  As part of these actions, Chief Executive Officer Bill McLaughlin requested in early 2008 that his base salary for 2008 be discontinued until growth in comparable store sales was restored.

The following discussion provides (1) an overview of the Management Development and Compensation Committee of our Board of Directors, (2) a discussion of the philosophy and objectives behind our compensation programs for senior management, and (3) a discussion of each material element of these compensation programs and the process used to determine the amounts of these elements.

Overview of the Management Development and Compensation Committee

The Management Development and Compensation Committee of the Board of Directors (the “Committee”) is comprised entirely of independent, non-employee directors.  The primary purpose of the Committee is to discharge the responsibilities of our Board relating to executive compensation and development of current and future leadership resources.  The responsibilities of the Committee include:

•                  Establishment of compensation strategies, processes, and programs for the Chief Executive Officer and other executive officers designed to motivate and reward superior company performance.

•                  Leadership of the Board of Directors’ annual process to evaluate the performance of the Chief Executive Officer.

•                  Review and approval of all compensation elements for the Chief Executive Officer and other executive officers including base salaries, annual cash incentive awards, equity-based awards, benefits, and perquisites.

•                  Oversight of the annual cash incentive plan, long-term equity-based incentive plans, employee stock purchase plan, and major employee benefit programs.

•                  Review of management development progress, organizational strategy, succession planning for key leadership positions, and overall talent depth to assure that talent formation processes are consistent with the company’s aggressive growth goals.

The Committee has the authority under its charter to retain and consult with independent advisors to assist the Committee in fulfilling these responsibilities and duties.  To maintain the independence of these advisors, the charter also provides that the use by the company of any of these advisors for work other than that expressly commissioned by the Committee must be approved in advance by the Committee.  For each of the last several years, the Committee has engaged Towers Perrin, a global human resources consulting firm, as its independent compensation consultant.

The Committee usually meets four to six times per year in person or by telephone conference as needed.  The Chairman of the Committee works with members of our senior management team and with the Committee’s independent compensation consultant to determine the agenda for each meeting.  Following the development of the agenda, members of senior management and our human resources department, sometimes with the assistance of the Committee’s independent compensation consultant, prepare materials for each meeting of the Committee.  These materials are reviewed with the Chair of the Committee in advance of distribution to the entire Committee.

Our Chief Executive Officer, other members of our management team and the Committee’s independent compensation consultant may be invited to attend all or a portion of a Committee meeting, depending on the nature of the agenda.  The Committee also typically meets in executive session without any members of management present.

Neither our Chief Executive Officer nor any other member of management votes on any matters before the Committee.  The Committee, however, solicits the views of our Chief Executive Officer on compensation matters generally, and particularly with respect to the compensation of members of the senior management team reporting to the Chief Executive Officer.  The Committee also solicits the views of other members of senior management and our human resources department with respect to key compensation elements and broad-based employee benefit plans.

Compensation Philosophy and Objectives

Our compensation philosophy and objectives may be summarized as follows:

•                  Competitive Compensation.  As a growth-oriented company, we need to attract, retain and motivate executives and key employees with the capability to enable us to achieve significantly greater scale.

•                  Performance-Based Compensation.  We favor variable compensation tied to company results over fixed compensation.  We target base salary compensation at the market median, with the opportunity to earn total compensation above the market median when company performance is competitively superior.

•                  Reward both Company-Wide and Individual Achievement.  In determining short-term and long-term incentive awards, emphasis is placed on company performance.  However, significant differentiation can occur with respect to merit increases in base salaries, annual cash incentive compensation and in long-term equity awards based on individual performance and potential.

•                  Emphasize Stock Ownership.  We believe that employee stock ownership is a valuable tool to align the interests of employees with those of shareholders.  The company has established specific stock ownership objectives for company officers as well as for members of the Board of Directors.  The company has historically provided a variety of means for broader stock ownership by employees at all levels, including through our long-term incentive plans, our 401(k) savings plan and our employee stock purchase plan.

Compensation Program Elements

Our compensation program for senior management currently consists of (1) base salary, (2) annual cash incentive compensation, (3) long-term equity-based incentive compensation, (4) severance compensation upon termination of employment without cause, (5) broad-based benefits plans available to other employees generally, and (6) limited perquisites.  In addition, we have stock ownership requirements for senior management, described further below.  We do not have employment agreements that provide for continued employment for any period of time.

The Committee annually reviews the company’s total compensation program for the Chief Executive Officer and for each of the company’s Senior Vice Presidents.  The independent compensation consultant provides the Committee with relevant market data and trends to consider as the Committee makes compensation decisions relative to the company’s executive officers.

In making compensation decisions relative to the entire senior management team, the Committee reviews data from multiple broad-based survey sources provided by the independent compensation consultant, including Towers Perrin’s 2007 Compensation Data Bank - General Executive Report and Retail/Wholesale Executive Report; Watson Wyatt’s 2007/2008 Industry Report on Top Management Compensation; and William M. Mercer’s 2007 Benchmark Database Executive Survey Report.  The Committee compares each element of total compensation against a market estimate derived by the independent compensation consultant from this survey data, which is adjusted by regression analysis to account for company size, as well as against tabular data from these surveys arranged by company size.

The Committee also compares each element of compensation for the CEO and CFO to a peer group of publicly traded companies.  This peer group, the composition of which is reviewed annually, consists of comparable retail, manufacturing, and consumer brand companies, with which we compete for talent and for shareholder investments.  For each of the last three fiscal years, this peer group has included:

• Arctic Cat Inc.	• La-Z-Boy Incorporated
• Bed Bath & Beyond Inc.	• Leggett & Platt, Incorporated
• The Bombay Company, Inc.	• Nautilus, Inc.
• Cache, Inc.	• Pier 1 Imports, Inc.
• Callaway Golf Company	• Polaris Industries Inc.
• Chico’s FAS, Inc.	• Restoration Hardware, Inc.
• Christopher & Banks Corporation	• Sealy Corporation
• Coach, Inc.	• Sharper Image Corporation
• Cost Plus, Inc.	• Starbucks Corporation
• Donaldson Company, Inc.	• Tempur-Pedic International Inc.
• Dorel Industries Inc.	• Tennant Company
• Ethan Allen Interiors Inc.	• The Toro Company

• Furniture Brands International, Inc.	• Williams-Sonoma, Inc.
• Haverty Furniture Companies, Inc.

Because of the wide range in size among the companies in the peer group, with our annual revenues at approximately the 25th percentile of the peer group, regression analysis is used to adjust the compensation data for differences in company revenues.  The adjusted data is used as the basis of comparison of CEO and CFO compensation between our company and the companies in the peer group.

With the assistance of the independent compensation consultant, the Committee values the total compensation of the executive officers in two ways, including the “targeted opportunity” and the current actual pay.  The targeted opportunity includes current base salary, targeted annual incentive compensation, and targeted annual stock equity award values.  The current actual pay includes current base salary, the most recent actual bonus payout and most recent equity awards valued on the basis of the average stock price over the preceding six months.  The competitive position of the compensation for the executive officers is considered from both of these perspectives.

Base Salary.  Base salaries for our executive officers are reviewed annually, shortly after the end of each fiscal year.  The Committee seeks to position base salaries at the median of the general industry survey data, as adjusted by regression analysis to account for company size.

In addition to the broad industry market data and comparisons with the peer group noted above, the Committee considers other factors in arriving at or adjusting each executive officer’s base salary, including: (1) each executive officer’s scope of responsibilities; (2) each executive officer’s qualifications, skills and experience; (3) internal pay equity among senior executives; and (4) individual job performance, including both impact on current financial results and contributions to building longer-term competitive advantage and shareholder value.  Annual increases in base salary are primarily driven by the Committee’s evaluation of individual performance.

The Summary Compensation Table included on page 21 of this Annual Report on Form 10-K reflects (i) William R. McLaughlin’s offer in early 2008 to forego base salary for the remainder of the year unless consistent comparable store sales growth was restored, (ii) an increase of 8.8% for Kathryn V. Roedel, driven by an increase in her responsibilities, her promotion to Executive Vice President, and external market and internal equity considerations, and (iii) an increase of 4.6% for Wendy L. Schoppert, driven by an increase in her responsibilities and retention considerations.  All base salaries also reflect an additional week in fiscal year 2008.

Based on the continuing challenges in stabilizing sales and profitability levels reflected the company’s performance in 2008, and in recognition of the company’s efforts to control costs and preserve cash, the Committee accepted management’s proposal to defer all merit increases to base salaries for executive officers until such time as performance momentum is restored.  The Committee intends to revisit base salaries for senior executives later in fiscal year 2009 for consistency with the company’s overall compensation objectives.

Annual Cash Incentive Compensation.  Annual cash incentive compensation for executive officers and other employees is provided under our Executive and Key Employee Incentive Plan (the “Annual Incentive Plan”).  The Annual Incentive Plan is designed to drive company-wide performance for the relevant fiscal year at or above the company’s stated long-term growth and profitability objectives.  Consistent with the company’s performance-based compensation philosophy, the Board seeks to set its company-wide financial performance objectives so as to achieve above-median performance relative to the company’s peer group.  The Committee then seeks to set annual cash incentive targets so that achievement of above-median performance will result in above-median total cash compensation.

At the beginning of each fiscal year, the Committee determines the three principal elements of the Annual Incentive Plan for the coming fiscal year:  (1) the performance goals, (2) the target bonus levels, and (3) the split between company-wide performance goals and individual performance goals (if any).  Actual bonus payments are increased above the target bonus levels for results that exceed the performance goals and are decreased below the target bonus levels (and may be reduced to zero) for results that do not fully meet the goals, with the amount of the increase or decrease based on a schedule determined by the Committee.

•                  Performance Goals.  The Committee determines both the type and the specific targets of the performance goals for each fiscal year.  The Annual Incentive Plan limits the types of performance goals to sales growth or volume, net operating profit before tax, cash flow, earnings per share, return on capital employed, and/or return on assets.  Since the adoption of the current Annual Incentive Plan in 2001, the Committee has selected annual Net Operating Profit (“NOP”) as the primary company performance measure based on its belief that this single goal provides a balanced focus on both revenue growth and improved profitability.  In some years, the Committee has added a secondary performance goal aligned with a key strategy or initiative for the year, including unit sales growth in 2006 and revenue growth in 2007.  For 2009, the Committee has added operating free cash flow as a secondary performance goal.

•                  Target Bonus Levels.  The target bonus level for the CEO has been set at 75% of base salary for each year since 2002.  The target bonus level for Senior Vice Presidents has been set at 55% of base salary for each year since 2003.  In 2008, two executives were promoted to Executive Vice President, and the Committee established a bonus target of 60% of base salary for this level.  These target bonus levels were initially benchmarked against high growth companies of the same size and larger, using the broad-based survey data and peer group of publicly traded companies identified earlier in this Compensation Discussion and Analysis, and these target bonus levels are reviewed annually against these benchmarks.  As noted above, these target bonus levels, when combined with the performance goals established by the Committee, are designed to deliver above-median total cash compensation for above-median performance relative to the company’s peer group.

•                  Split between Company-Wide Goals and Individual Goals.  The Annual Incentive Plan specifies that, for senior executive officers, at least 75% of the target award must be based on objective, company-wide performance goals and not more than 25% of the target award may be based on objective individual performance goals.  From the inception of the Annual Incentive Plan in 2001 through 2007, the Committee had based target awards payable to senior executives entirely on objective, company-wide performance goals.  For 2008, the Committee determined to base 25% of the target award for senior management on individual performance objectives in order to better recognize and reward outstanding individual performance.  Payment of the individual portion was also dependent on achievement of a minimum company-wide NOP target.  For 2009, the target bonus award for executive officers will again be based entirely on objective, company-wide performance goals in order to focus all employees on the urgency of company-wide objectives.

The actual incentive payouts for the past several fiscal years (2006 through 2008), as well as the design of the incentive program for 2009, demonstrate how these incentive mechanics actually function and the strong relationship between company performance and incentive payments:

For 2006, the Committee established an NOP performance goal of $80.4 million (+17% vs. 2005) for payment of bonuses at target level.  The company achieved $75.1 million in NOP (as adjusted by the

Committee to account for two extraordinary items not anticipated at the beginning of the year) or a gain of 9.5% year-to-year on a comparable basis.  This NOP performance was below plan and resulted in a below target incentive payout of 83% of target.

For 2007, the Committee established an NOP performance goal of $90.1 million (+20% vs. comparable 2006 performance) for payment of bonuses at target level.  The incentive plan also had a 15% “kicker” if net sales hit a stretch objective of $1 billion (and NOP was at least 10% of net sales).  As the company’s NOP performance of $43.5 million was significantly below plan, in accordance with the incentive schedule established at the beginning of the year, the Committee determined that no incentive payout was appropriate for 2007.

For 2008, because of the economic uncertainty that prevailed as we entered the year, particularly for specialty retailers, the Committee thought it important to modify the incentive program design.  To assure motivation and incentive for top performers, the Committee determined that 2008 annual incentives would be based 75% on company NOP performance and 25% on individual performance versus goals.  The Committee established an NOP performance goal of $34.7 million (-20% vs. comparable 2007 performance) for payment of bonuses at target level, and determined that no payout would occur on the company performance portion if this NOP threshold target was not met.  The slope of any incentive payouts above the NOP target for the year was relatively flat (0.39% to 2.5% per each 1% of NOP growth) until NOP exceeds prior year by 10%, when the incentive leverage increased to 5% per each incremental 1% of NOP growth.  The individual performance portion was payable only in the event of achievement of positive NOP after payment of any bonus, and in all cases, any incentive earned would have been fully funded by the NOP results upon which the incentive was based.

To further assure 2008 pay and performance were properly aligned, the Committee reserved the discretion to increase or decrease the 75% company performance portion of the incentive by up to 20%.  This incentive provision was added due to the difficulty in assessing how conservative or aggressive 2008 NOP goals were, given the continuing deterioration of the economy.  Use of this discretionary authority was to be based on the company’s relative performance versus industry competitors and on sales and profit growth trends generated during the year.

As the company did not achieve positive NOP performance in 2008, in accordance with the incentive plan terms established at the beginning of the year, the Committee determined that no incentive payout was appropriate for 2008.

For 2009, as the macroeconomic environment has remained volatile and uncertain, and the company is further challenged by near-term liquidity requirements, the Committee has again refined key elements of the annual incentive plan design.  To focus all employees on the company’s core operating strategies, annual incentive plan payments will be based entirely on objective, company-wide performance goals.  The Committee has again chosen NOP as the primary performance goal, with bonus payments being earned only for exceeding the company’s planned NOP goals.  As liquidity and cash flow are key objectives for the company in the current economic environment, the Committee has added operating free cash flow as a secondary performance goal.

In order to focus all employees on near-term, critical business objectives, incentive payments will be based on quarterly performance versus targets derived from the company’s annual operating plan.  Due to continuing difficulty in assessing how conservative or aggressive the annual NOP goals may be given the current economic uncertainty, the Committee will review the targets on a quarterly basis to assure that pay and performance are properly aligned.  Quarterly payments will be earned only for exceeding the company’s planned NOP targets and will be made only if there remains adequate liquidity to fund the company’s operating needs.  In order to provide a strong continuing incentive, if a quarterly target is missed, but the full year target is achieved, the full year bonus payment will be earned.  In recognition of the cash needs of the business, bonus payments will be capped at 125% of target levels, and will only be paid out at such time as the Committee determines that we will have adequate liquidity and capital resources to meet the operating needs of the business.

In order to enable compensation paid under our Annual Incentive Plan to qualify for an exemption from limits on deductibility of compensation in excess of $1 million under Internal Revenue Code section 162(m) and related regulations, we have chosen to submit the material terms of the performance goals under the Annual Incentive Plan to our shareholders for approval every five years.  Our shareholders initially approved the material terms of these performance goals in 2001 and approved them again in 2006.

Long-Term Equity-Based Incentive Compensation.  The company makes long-term incentive compensation grants to its executive officers and other employees to align their interests with those of shareholders, as well as to provide total compensation which is competitive in the marketplaces in which the company competes for top talent.  As the company offers no pension plan, this pay component is an important enabler of retirement security for executives and other employees who have dedicated a significant portion of their working career to our business.

Executive officers and other key employees are eligible for equity-based grants upon joining the company and thereafter on an annual basis.  The annual long-term equity-based awards are typically granted in late February or early March of each year, following the completion of our annual audit and release of our earnings for the prior fiscal year, and coinciding with our annual performance review process.

We have historically provided four different types of equity awards to our executive officers:

•                  Stock Option Awards provide the right to purchase a specific number of shares at a fixed price equal to the fair market value of the shares on the date of grant, with these rights typically vesting in annual increments of 25% of the number of options granted on each of the first four anniversaries of the date of grant (subject to earlier vesting upon a change in control), provided the employee continues in service with the company;

•                  Performance Stock Option Awards are stock option grants in which the number of shares is subject to upward or downward adjustment based on performance versus company objectives for the year of the grant;

•                  Restricted Stock Awards are full share grants that become fully vested and owned by the employee free of restrictions at the end of a number of years (typically four years) from the date of grant (subject to earlier vesting upon a change in control), provided the employee continues in service with the company; and

•                  Performance Restricted Stock Awards are restricted stock awards in which the number of shares granted is subject to upward or downward adjustment based on performance versus company objectives in the year of the grant.

Up until 2005, Stock Option Awards and Restricted Stock Awards were the only forms of long-term equity-based compensation utilized by the company.  Executives and other stock program participants would annually receive Stock Option Awards.  In addition, certain executives and other key employees were selected to receive special Restricted Stock Awards for recognition and retention reasons.  Starting in 2005, the company began to grant Performance Restricted Stock Awards in addition to Stock Option Awards, with the mix of annual awards for executive officers targeted at 75% Stock Option Awards and

25% Performance Restricted Stock Awards.  Since 2007, our annual equity awards to executive officers have generally been in the form of performance-based awards, with the mix for executive officers targeted at 75% Performance Stock Option Awards and 25% Performance Restricted Stock Awards.  In 2008, some participant choice was introduced, whereby executive officers could choose between either a 50%/50% or 75%/25% mix by value of Performance Stock Option Awards to Performance Restricted Stock Awards.

In determining the economic value of long term equity-based incentive compensation to be granted to each stock plan participant, the following four criteria are considered:

•                  Organizational Performance, including historical total shareholder returns (both one- and five-year perspectives), net sales and earnings growth relative to internal targets and external peer comparisons, and strategic accomplishments.

•                  Individual Performance, including levels of responsibility and impact on both our current results and our long-term competitive position.  Our equity-based incentive grants have generally been the vehicle to provide differentiation in rewards for individual performance.  These long-term incentive grants are also designed to support important long-term retention considerations.

•                  Market Survey Information including current market position (both individually and in the aggregate), intended market competitive position, and market trends.

•                  Prior Awards, including both the number of stock options and restricted shares awarded and the accumulated value to evaluate the “holding power” of unvested equity when considering employee retention exposure.

Performance Stock Awards granted in 2007 were subject to increase by up to 50% of the number of shares subject to the grant based on achieving 125% or more of the company’s net operating profit objective for 2007, and were subject to decrease by up to 75% of the number of shares subject to the grant based on achieving 65% or less of the company’s net operating profit objective for 2007.  Based on the company’s performance in 2007, all Performance Stock Awards granted in 2007 were reduced by 75% of the number of shares subject to the grant.

For 2008, due to the volatility and uncertainty in prevailing business and economic conditions, and the resulting challenges in assessing the degree of difficulty in achieving 2008 NOP goals, the Committee determined to narrow the range of upward or downward adjustment to 25%, in accordance with the following matrix:

Actual 2008 Net Operating Profit as a Percentage of Bonus Payout Target	Award Multiplier
>125%	1.25X
>115% to 125%	1.10X
>85% to 115%	1.00X
>75% to 85%	0.90X
≤75%	0.75X

In accordance with this schedule, and the other plan provisions, the number of shares included in the Performance Stock Option Awards and Performance Restricted Stock Awards granted to plan participants in the beginning of 2008 were reduced by 25% based on actual NOP performance in 2008.  These grant amounts for executive officers are summarized in the Grant of Plan-Based Awards Table included on page 23 of this Annual Report on Form 10-K and were in each case reduced to the threshold amounts reflected in the table.

For the March 2008 award, plan participants were offered a choice in the weighting between Performance Stock Option Awards (being more “variable” in value) and Performance Restricted Stock Awards (being more “fixed” in value).  Senior officers, including named executive officers, were eligible to elect to receive the economic value of their 2008 grant in either a 50%/50% or 75%/25% mix by value of Performance Stock Option Awards to Performance Restricted Stock Awards.  Each of the named executive officers chose the more variable value weighting of 75%/25%.

The amounts of these awards for named executive officers, after being reduced for the performance adjustment described above, were as follows:

•                  James C. Raabe (26,438 Performance Stock Options and 4,406 Performance Restricted Stock shares);

•                  Catherine B. Hall (29,813 Performance Stock Options and 4,969 Performance Restricted Stock shares);

•                  Kathryn V. Roedel (37,688 Performance Stock Options and 6,281 Performance Restricted Stock shares);

•                  Wendy L. Schoppert (33,750 Performance Stock Options and 5,625 Performance Stock shares); and

•                  Mark A. Kimball (29,813 Performance Stock Options and 4,969 Performance Restricted Stock shares).

The foregoing Performance Stock Options vest at the rate of 25% per year over a period of four years from the date of grant, and the foregoing Performance Restricted Stock shares vest at the end of four years from the date of grant, in each case subject to continuing employment with the company and subject to earlier vesting upon a change in control of the company, pursuant to the terms of the company’s stock option plans.

Also in 2008, a small group of key employees were singled out for special stock grants based on their future contribution potential as part of the company’s long-term retention strategy.  These special stock grants are subject to a three-year vesting schedule and were not subject to performance adjustment.  Named officers receiving special stock grants were:

•                  James C. Raabe (7,500 Stock Options and 1,250 Restricted Stock shares);

•                  Catherine B. Hall (22,500 Stock Options and 3,750 Restricted Stock shares);

•                  Kathryn V. Roedel (30,000 Stock Options and 5,000 Restricted Stock shares);

•                  Wendy L. Schoppert (30,000 Stock Options and 5,000 Restricted Stock shares); and

•                  Mark A. Kimball (7,500 Stock Options and 1,250 Restricted Stock shares).

Our Chief Executive Officer, William R. McLaughlin, has been eligible for limited equity-based awards in recent years as a result of the multi-year Stock Option Award he received in March 2006, in return for his commitment to continue in his position as CEO for at least five more years.  This special one time grant of 562,500 shares represented five times Mr. McLaughlin’s normal annual Stock Option Award.  The Board made this special grant in recognition of Mr. McLaughlin’s exceptional performance in the years preceding the award and to assure continuity at the top of the company so as to perpetuate the distinctive growth the company was achieving.  As originally granted, these options would have vested 100% on a “cliff” basis in March of 2011.  In April 2008, in conjunction with other restructuring actions taken to improve future company performance, Mr. McLaughlin proposed to change the cliff-vesting date of these options to December of 2015 (requiring Mr. McLaughlin to work longer to earn the same economic value from this stock grant and lowering the company’s annual compensation costs), and this proposal was accepted by the Committee.

While the bulk of Mr. McLaughlin’s annual equity incentive award was foregone due to this multi-year Stock Option Award, he has remained eligible for Performance Restricted Stock Awards.  With respect to 2007, Mr. McLaughlin was eligible to receive 37,500 Performance Restricted Stock shares, which was reduced by 75% to 9,375 shares based on 2007 performance.  In the 2008 grant cycle, Mr. McLaughlin also received 37,500 Performance Restricted Stock shares, which was reduced by 25% to 28,125 shares based on 2008 performance, consistent with the performance matrix discussed above.

Severance Compensation.  In February of 2007, the Committee adopted the Select Comfort Corporation Executive Severance Pay Plan (the “Severance Plan”).  The Severance Plan establishes severance benefits payable to the CEO and other executive officers upon termination of their employment by the company without cause.  Under the Severance Plan, upon termination of employment by the company without cause, the CEO would be entitled to a base amount of severance pay equal to (a) two times the sum of (i) annual base salary and (ii) annual target bonus, plus (b) a pro rata target bonus for the year of termination.  Each of the other named executive officers, upon termination of employment by the company without cause, would be entitled to a base amount of severance pay equal to (a) one times the sum of (i) annual base salary and (ii) annual target bonus, plus (b) a pro rata target bonus for the year of termination.

In addition to the base severance compensation described above, the Severance Plan provides for reimbursement of the cost of “COBRA” medical and dental continuation coverage, less the amount paid by an active full-time employee for the same level of coverage, until the earlier of:  (i) the end of the period of time reflected in the base severance compensation (i.e., two years for CEO and one year for the other named executive officers); (ii) the end of the participant’s eligibility for COBRA continuation coverage; or (iii) the date the participant becomes eligible to participate in another group medical plan or dental plan, as the case may be.

Though not specified in the Severance Plan and not an obligation of the company, the company’s practice is to support a terminated executive’s efforts to obtain future employment by contracting with a professional outplacement firm at competitive rates to provide individual consultation services during the severance period.

Severance benefits are only payable following the eligible employee’s termination of employment by the company without cause.  No severance payment would be triggered solely by a change-in-control of the company.  The Severance Plan does provide, however, that during a 24-month period following a change-in-control of the company, the company may not terminate the Severance Plan and may not reduce the severance benefits payable to participants who are employed by the company immediately prior to the change-in-control.

The Severance Plan was adopted in order to establish consistent severance benefits for senior executives and to establish a plan that would comply with anticipated new regulations under Internal Revenue Code

Section 409A applicable to deferred compensation.  Prior to the adoption of the Severance Plan, some but not all of our senior executives were entitled to severance benefits pursuant to their offer letters negotiated at the time of hire.  The Severance Plan provides more uniform benefits across the senior management team and benefits that are generally similar to the benefits payable under individual offer letters.  No participant would receive less under the Severance Plan than he or she would be entitled to under his or her individual offer letter, and any such payment under an individual offer letter would be deducted from the amount payable under the Severance Plan.

In developing the Severance Plan and determining the benefits payable under the Severance Plan, the Committee considered broad-based benchmark data received from the independent compensation consultant relative to typical severance benefits and concluded that the benefits payable under the Severance Plan are generally at or below the broad-based benchmark data.

Our stock option plans provide for acceleration of vesting of equity awards upon a change-in-control of the company as defined in the plans, which is a common provision for publicly traded companies.  This provision enables executives to protect their equity position in the event a change-in-control results in significant change in direction of the company.

Benefits and Perquisites.  Our executive officers generally receive the same menu of benefits as are available to other full-time employees, including but not limited to the following:

•                  401(k) Plan.  All of our full-time employees age 21 and older are eligible to participate in our 401(k) savings plan.  The 401(k) plan includes company stock as an investment option, providing another opportunity for our senior executives and other employees to build stock ownership in our company.  The company has historically provided a guaranteed match of 100% of the first 2% contributed by employees and 50% of the next 4% contributed by employees.  The company match portion is subject to vesting at the rate of 25% per year over the first four years of the participant’s employment.  In the fourth quarter of fiscal 2008, in order to reduce costs and preserve cash, the company match feature of the 401(k) plan was suspended indefinitely.

•                  Non-Qualified Deferred Compensation Plan.  Our director-level and above employees may defer a portion of their compensation under a non-qualified deferred compensation plan that offers a range of investment options similar to those available under our 401(k) plan.  The company does not contribute any compensation to this plan.

As the company provides no pension plan, we believe the 401(k) plan and the non-qualified deferred compensation plan are important elements in retirement planning for executives and other employees.

We generally avoid special executive perquisites.  We do offer two executive benefits to senior management that are designed to address specific corporate purposes:

•                  Annual Physical Exam.  Members of our senior management team are required to periodically undergo a comprehensive physical examination.  The company offers several options to complete this requirement, which generally range in cost from $1,600 to $6,000.  These costs, after insurance coverage, are paid by the company and constitute taxable wages to the executive that are not “grossed up” for tax purposes.  This benefit is designed to promote preventive care, enhance the health and wellness of senior management and to catch potential health issues at an early stage.

•                  Tax and Financial Planning.  Members of our senior management team are eligible for reimbursement of expenses for tax and financial planning services up to $7,500 per year for the CEO and up to $4,000 per year for senior vice presidents.  Amounts reimbursed under this benefit represent taxable wages that are not “grossed up” for tax purposes.  This benefit is designed to enhance executive management of compensation, to avoid distraction of members of the senior management team and to promote tax compliance.

Chief Executive Officer Compensation and Performance

The compensation for William R. McLaughlin, our President and Chief Executive Officer, consists of an annual base salary, annual cash incentive compensation and long-term equity-based incentive compensation.  The Committee determines the level for each of these compensation elements using methods consistent with those used for the company’s other senior executives, including the assessment of Mr. McLaughlin’s performance and review of competitive benchmark data.  The Committee evaluates Mr. McLaughlin’s performance by soliciting input from all members of the Board as well as other members of the senior management team.  The Board also assesses Mr. McLaughlin’s performance against objectives incorporating key operational and strategic factors, including growth, profitability, product innovation, advancement of strategic initiatives, organizational development and investor relations.  The CEO performance feedback from all independent Board members is consolidated into a detailed written performance review which is the basis of a full Board discussion in Executive Session led by the Chair of the Committee.  The Board’s assessment of Mr. McLaughlin’s performance is a major consideration in determining any compensation adjustments which are appropriate for the coming year.

In February 2008, the Committee accepted Mr. McLaughlin’s proposal to forego his base salary through the remainder of 2008 to personally share in the significant cost reduction actions being taken throughout the organization.  As a result, Mr. McLaughlin received no base salary for most of fiscal year 2008.

While Mr. McLaughlin’s current total compensation is considerably below the peer group median, and has decreased considerably during the past several years, the Committee believes it to be consistent with the overall company performance in what has been an extremely challenging time for the company and entire mattress industry.

Stock Ownership Guidelines

Under stock ownership guidelines established by the Board, within five years of joining the company, the CEO is expected to achieve and maintain stock ownership equal to six times the CEO’s base salary and each of the other executive officers is expected to achieve and maintain stock ownership equal to three times the executive officer’s base salary.  For purposes of these guidelines, stock ownership includes the fair market value of (1) all shares of common stock owned (without regard to restrictions on transfer) and (2) vested stock options after taxes at an estimated effective tax rate of 40%.  The fair market value of stock options shall mean the then-current market price less the exercise price.

Any executive officer who has not achieved the foregoing ownership objective is not permitted to sell, during any period of 12 consecutive months, more than 25% of the number of shares owned (including vested stock options) at the beginning of such 12-month period.  Exceptions to these restrictions on sale of shares may be granted by the Board in its sole discretion for good cause shown by any executive officer.

Tax and Accounting Implications

Deductibility of Executive Compensation.  Section 162(m) of the Internal Revenue Code requires that we meet specific criteria, including stockholder approval of certain stock and incentive plans, in order to deduct, for federal income tax purposes, compensation over $1 million per individual paid to our Chief Executive Officer and each of our four other most highly compensated executives.  Our equity-based incentive plans and our annual cash bonus plan are designed to permit the grant and payment of equity or cash incentive awards that are fully deductible as performance-based compensation under the Internal Revenue Code.  In reviewing and adopting other executive compensation programs, the Committee plans to continue to consider the impact of Section 162(m) limitations in light of the materiality of the deductibility of potential benefits and the impact of such limitations on other compensation objectives.  Because the Committee seeks to maintain flexibility in accomplishing our company’s compensation goals, however, it has not adopted a policy that all compensation must be fully deductible.

Accounting for Stock-Based Compensation.  In 2006, the company began accounting for stock-based compensation payments in accordance with the requirements of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”).  SFAS 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value.

Compensation Committee Report

The Management Development and Compensation Committee of the Board of Directors has reviewed and discussed the preceding Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Management Development and Compensation Committee

Michael A. Peel, Chair

Christine M. Day

David T. Kollat

The foregoing Compensation Committee Report shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.  Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has at any time served as an officer or been otherwise employed by us.  None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any other entity that has executive officers who have served on our Board of Directors or Compensation Committee.

Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the named executive officers for the 2008 fiscal year ended January 3, 2009 (and for the 2006 and 2007 fiscal years for those who were also named executive officers in 2006 and/or 2007).  The details of our named executive officers’ compensation are discussed in detail in the Compensation Discussion and Analysis beginning on page 7.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non- Equity Incentive Plan Compensa- tion(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William R. McLaughlin(3) President and CEO	2008	$106,154	—	$506,611	$1,066,048	—	—	$15,977	$1,694,790
	2007	$687,692	—	$479,826	$1,716,207	—	—	$17,820	$2,901,545
	2006	$657,308	—	$402,316	$1,691,515	$409,174	—	$21,057	$3,181,370

James C. Raabe(4) SVP and CFO	2008	$300,673	—	$108,257	$199,574	—	—	$11,213	$619,717
	2007	$298,269	—	$102,252	$205,217	—	—	$9,025	$614,763
	2006	$268,077	—	$89,853	$179,088	$122,377	—	$16,483	$675,878

Catherine B. Hall(5) SVP and CMO	2008	$188,091	—	$(1,678)	$65,475	—	—	$621,567	$873,455

Kathryn V. Roedel(6) EVP, Product Development and Operations	2008	$303,077	—	$70,126	$331,563	—	—	$7,377	$712,143
	2007	$278,462	—	$58,839	$315,490	—	—	$37,977	$690,768
	2006	$259,231	—	$48,496	$267,114	$118,339	—	$165,279	$858,459

Wendy L. Schoppert(7) SVP, Int’l and CIO	2008	$262,596	—	$66,526	$309,448	—	—	$7,360	$645,930
	2007	$251,077	—	$55,962	$289,758	—	—	$10,151	$606,948

Mark A. Kimball(8) SVP, Legal, General Counsel and Secretary	2008	$280,288	—	$77,973	$169,166	—	—	$7,454	$534,881

(1)      Reflects amounts recognized in 2006, 2007 and 2008 for financial statement reporting purposes in accordance with SFAS 123R (excluding estimates for forfeitures) related to stock awards (in column (e)) and option awards (in column (f)) and may include amounts for awards granted in 2008 or in prior years.  Assumptions used in the calculation of these amounts are described in Note 6 of the Notes to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009.  Additionally, as described in greater detail in the Compensation Discussion and Analysis under the heading “Long-Term Equity-Based Incentive Compensation” and in the “Grant of Plan-Based Awards” table below, the stock awards and option awards are adjusted between a threshold and maximum based on company performance in the year of grant.

(2)      Represents annual incentive compensation earned under the Select Comfort Corporation Executive and Key Employee Incentive Plan.  There was no payout under the Select Comfort Corporation Executive and Key Employee Incentive Plan for fiscal years 2007 and 2008.

(3)      Effective February 21, 2008, Mr. McLaughlin offered to forego his annual base salary for the balance of 2008 until the company achieved growth in same store sales of at least 1% for not less than four consecutive weeks.  All other compensation includes the costs of (i) the executive’s participation in the company’s annual sales incentive trip in the amount of $6,626 (including tax reimbursement of $1,433); (ii) reimbursement for personal financial planning and tax advice; and (iii) company contribution to the executive’s 401(k) account.

(4)      All other compensation includes the costs of (i) reimbursement for personal financial planning and tax advice; (ii) company sponsored physical exam; and (iii) company contribution to the executive’s 401(k) account.

(5)      All other compensation includes the costs of (i) reimbursement of relocation expenses in the amount of $255,291 (including tax reimbursement of $89,352); (ii) severance in the amount of $356,646; (iii) COBRA reimbursement in the amount of $2,403 through the end of fiscal year 2008; and (iv) company contribution to the executive’s 401(k) account.  Ms. Hall ceased to be employed with the company effective October 10, 2008.  All of Ms. Hall’s stock awards and option awards were forfeited as of that date.

(6)      All other compensation includes the costs of company contribution to the executive’s 401(k) account.

(7)      All other compensation includes the costs of (i) reimbursement for personal financial planning and tax advice; and (ii) company contribution to the executive’s 401(k) account.

(8)      All other compensation includes the costs of company contribution to the executive’s 401(k) account.

Grant of Plan-Based Awards

The following table summarizes grants of equity and non-equity plan-based awards to each of the named executive officers during the 2008 fiscal year ended January 3, 2009.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)	(n)	(o)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Option Grants(3)			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Under-	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name	Grant Date	Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- old (#)	Target (#)	Maxi- mum (#)	Thresh- old (#)	Target (#)	Maxi- mum (#)	of Stock or Units (#)(4)	lying Options (#)(5)	Option Awards ($/Sh)	Option Awards ($)(6)
William R. McLaughlin		$420,469	$517,500	$718,032
	3/31/08				28,125	37,500	46,875							$135,000

James C. Raabe		$131,828	$162,250	$225,122
	3/7/08				4,406	5,875	7,344				1,250			$26,790
	3/7/08							26,438	35,250	44,063		7,500	$3.76	$78,669

Catherine B. Hall (7)		$84,053	$103,450	$143,537
	3/7/08				4,969	6,625	8,281				3,750			$39,010
	3/7/08							29,813	39,750	49,688		22,500	$3.76	$114,552

Kathryn V.Roedel		$138,188	$170,077	$235,982
	3/7/08				6,281	8,375	10,469				5,000			$50,290
	3/7/08							37,688	50,250	62,813		30,000	$3.76	$147,676

Wendy L. Schoppert		$115,070	$141,625	$196,505
	3/7/08				5,625	7,500	9,375				5,000			$47,000
	3/7/08							33,750	45,000	56,250		30,000	$3.76	$138,015

Mark A. Kimball		$122,891	$151,250	$209,859
	3/7/08				4,969	6,625	8,281				1,250			$29,610
	3/7/08							29,813	39,750	49,688		7,500	$3.76	$86,949

(1)      This represents the annual cash incentive opportunity for 2008 under the Select Comfort Corporation Executive and Key Employee Incentive Plan.  The actual amounts paid out under this plan for 2008 are reported in column (g) of the Summary Compensation Table.  The threshold reflects the amount that would be payable under the plan if the minimum performance level is achieved for both company-wide and individual performance goals.  If the minimum performance level for payment of the threshold amount is not achieved, then no bonus would be payable under the plan.

(2)      These awards represent performance stock awards described in greater detail in the Compensation Discussion and Analysis under the heading, “Long-Term Equity-Based Incentive Compensation.”  The target number of shares is adjusted between the threshold and the maximum based on company performance in the year of grant.  The adjusted amount of the award then fully vests after four years from the grant date.  In the event of a change in control, the adjusted amount of the award would become immediately fully vested.  If any dividends are paid on our common stock, the holders of the performance stock awards would receive dividends at the same rate as paid to other shareholders if and when the performance stock award becomes fully vested.

(3)      These awards represent performance stock options described in greater detail in the Compensation Discussion and Analysis under the heading, “Long-Term Equity-Based Incentive Compensation.”  The target number of shares is adjusted between the threshold and the maximum based on company performance in the year of grant.  These stock options have an exercise price equal to the closing trading prices of the company’s common stock on the grant date.  The options become exercisable at the rate of 25% each year beginning on the first anniversary of the grant date.  These options remain exercisable for up to 10 years from the grant date, subject to earlier termination upon certain events related to termination of employment.  These options become immediately exercisable in full upon a change in control of the company.

(4)      These awards represent stock awards described in greater detail in the Compensation Discussion and Analysis under the heading, “Long-Term Equity-Based Incentive Compensation.”  The amount of the award fully vests after three years from the grant date.  In the event of a change in control, the award would become immediately fully vested.  If any dividends are paid on our common stock, the holders of the performance stock awards would receive dividends at the same rate as paid to other shareholders if and when the performance stock award becomes fully vested.

(5)      These awards represent stock options described in greater detail in the Compensation Discussion and Analysis under the heading, “Long-Term Equity-Based Incentive Compensation.”  These stock options have an exercise price equal to the closing trading prices of the company’s common stock on the grant date.  The options become exercisable at the rate of 33% each year beginning on the first anniversary of the grant date.  These options remain exercisable for up to 10 years from the grant date, subject to earlier termination upon certain events related to termination of employment.  These options become immediately exercisable in full upon a change in control of the company.

(6)      The grant date fair value of the performance stock awards is equal to the fair market value per share of common stock on the date of grant assuming the targeted performance is achieved.  We estimate the grant date fair value of stock options using the Black-Scholes-Merton option-pricing model and a single option award approach.  A description of significant assumptions used to estimate term, volatility and risk-free interest rate follows:

Expected Term — Expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock-based awards.

Expected Volatility — Expected volatility is determined based on implied volatility of our traded options and historical volatility of our stock price.

Risk-Free Interest Rate — The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term equal to the expected term.

The weighted-average assumptions used to calculate the fair value of awards granted during 2008 using the Black-Scholes-Merton option-pricing model were as follows: (i) expected term — 5.3 years; (ii) expected volatility — 52%; (iii) risk-free interest rate — 2.5%; and (iv) expected dividend yield — 0%.

(7)      Ms. Hall ceased to be employed with the company effective October 10, 2008.  All of Ms. Hall’s stock awards and option awards were forfeited as of that date.  The amounts above reflect what would have been payable had she remained employed with the company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the total outstanding equity awards for each of the named executive officers as of January 3, 2009.

	Option Awards						Stock Awards
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William R. McLaughlin	773,100	—		—	$3.94	3/22/2010	—		—	—	—
	30,000	—		—	$0.67	6/8/2011	—		—	—	—
	361,538	—		—	$1.82	1/30/2012	—		—	—	—
	58,427	—		—	$6.03	2/24/2013	—		—	—	—
	112,500	—		—	$16.57	2/12/2014	—		—	—	—
	—	—		—	—	—	37,500	(1)	$9,750	—	—
	84,375	28,125	(2)	—	$13.49		—		—	—	—
	—	—		—	—	—	18,750	(3)	$4,875	—	—
	—	562,500	(4)	—	$24.65	3/2/2016	—		—	—	—
	—	—		—	—	—	37,500	(5)	$9,750	—	—
	—	—		—	—	—	9,375	(8)	$2,438	—	—
	—	—		—	—	—	37,500	(9)	$9,750	—	—

James C. Raabe	30,000	—		—	$10.25	5/4/2009	—		—	—	—
	11,251	—		—	$4.98	7/28/2009	—		—	—	—
	4,586	—		—	$3.73	11/1/2009	—		—	—	—
	3,501	—		—	$2.92	2/2/2010	—		—	—	—
	18,750	—		—	$3.21	2/9/2010	—		—	—	—
	12,000	—		—	$0.67	4/17/2011	—		—	—	—
	48,830	—		—	$0.67	6/8/2011	—		—	—	—
	27,084	—		—	$1.82	1/30/2012	—		—	—	—
	37,501	—		—	$6.03	2/24/2013	—		—	—	—
	30,001	—		—	$16.57	2/12/2014	—		—	—	—
	—	—		—	—	—	7,500	(1)	$1,950	—	—
	28,125	9,375	(2)	—	$13.49		—		—	—	—
	—	—		—	—	—	7,500	(3)	$1,950	—	—
	15,000	15,000	(6)	—	$24.65		—		—	—	—
	—	—		—	—	—	6,000	(5)	$1,560	—	—
	1,875	5,625	(7)	—	$19.97		—		—	—	—
	—	—		—	—	—	1,500	(8)	$390	—	—
	—	42,750	(10)	—	$3.76	3/7/2018	—		—	—	—
	—	—		—	—	—	7,125	(11)	$1,853	—	—

Catherine B. Hall(16)	—	—		—	—	—	—		—	—	—

Kathryn V. Roedel	84,375	28,125	(12)	—	$13.54		—		—	—	—
	—	—		—	—	—	7,500	(13)	$1,950	—	—
	11,250	11,250	(6)	—	$24.65		—		—	—	—
	—	—		—	—	—	4,500	(5)	$1,170	—	—
	1,750	5,250	(7)	—	$19.97		—		—	—	—
	—	—		—	—	—	1,375	(8)	$358	—	—
	—	80,250		—	$3.76	3/7/2018	—		—	—	—
	—	—		—	—	—	13,375	(11)	$3,478	—	—

	Option Awards						Stock Awards
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Wendy L. Schoppert	84,375	28,125	(14)	—	$12.56	4/18/2015	—		—	—	—
	—	—		—	—	—	7,500	(15)	$1,950	—	—
	11,250	11,250	(6)	—	$24.65	3/2/2016	—		—	—	—
	—	—		—	—	—	4,500	(5)	$1,170	—	—
	1,250	3,750	(7)	—	$19.97	2/22/17	—		—	—	—
	—	—		—	—	—	1,125	(8)	$293	—	—
	—	75,000	(10)	—	$3.76	3/7/2018	—		—	—	—
	—	—		—	—	—	12,500	(11)	$3,250	—	—

Mark A. Kimball	120,000	—		—	$10.25	5/4/2009	—		—	—	—
	37,500	—		—	$4.98	7/28/2009	—		—	—	—
	24,000	—		—	$2.92	2/2/2010	—		—	—	—
	30,001	—		—	$3.21	2/9/2010	—		—	—	—
	35,831	—		—	$1.82	1/30/2012	—		—	—	—
	33,751	—		—	$6.03	2/24/2013	—		—	—	—
	30,001	—		—	$16.57	2/12/2014	—		—	—	—
	22,500	7,500	(2)	—	$13.49	2/24/2015	—		—	—	—
	—	—		—	—	—	7,500	(3)	$1,950	—	—
	12,750	12,750	(6)	—	$24.65	3/2/2016	—		—	—	—
	—	—		—	—	—	5,250	(5)	$1,365	—	—
	1,562	4,688	(7)	—	$19.97	2/22/2017	—		—	—	—
	—	—		—	—	—	1,250	(8)	$325	—	—
	—	47,250	(10)	—	$3.76	3/7/2018	—		—	—	—
	—	—		—	—	—	7,875	(11)	$2,048	—	—

(1)      This restricted stock award was granted on February 12, 2004 and vests 100% on February 12, 2009, subject to continuing employment.

(2)      These stock options were granted on February 24, 2005 and vest 25% each year on each of the first four anniversaries of the date of grant, subject to continuing employment.

(3)      This performance stock award was granted on February 24, 2005 and vests 100% on February 24, 2009, subject to continuing employment.

(4)      This stock option award was granted on March 2, 2006 and vests 100% on December 2, 2015, subject to continuing employment.

(5)      These performance stock awards were granted on March 2, 2006 and vests 100% on March 2, 2010, subject to continuing employment.

(6)      These stock options were granted on March 2, 2006 and vest 25% each year on each of the first four anniversaries of the date of grant, subject to continuing employment.

(7)      These performance stock options were granted on February 22, 2007 and vest 25% each year on each of the first four anniversaries of the date of grant, subject to continuing employment.

(8)      These performance stock awards were granted on February 22, 2007 and vest 100% on February 22, 2011, subject to continuing employment.

(9)      This performance stock award was granted on March 31, 2008 and vests 100% on March 31, 2012, subject to continuing employment.

(10)    These stock options were granted on March 7, 2008.  A portion is subject to performance and vests 25% each year on each of the first four anniversaries of the date of grant, subject to continuing employment.  The remaining portion, not subject to performance, vests 33% each year on each of the first three anniversaries of the date of grant, subject to continuing employment.

(11)    These restricted stock awards were granted on March 7, 2008.  A portion of the award is subject to performance and vests 100% on March 7, 2012, subject to continuing employment.  The remaining portion, not subject to performance, vests 100% on March 7, 2011, subject to continuing employment.

(12)    This stock option was granted on April 4, 2005 and vests 25% each year on each of the first four anniversaries of the date of grant, subject to continuing employment.

(13)    This restricted stock award was granted on April 4, 2005 and vests 100% on April 4, 2009, subject to continuing employment.

(14)    This stock option was granted on April 18, 2005 and vests 25% each year on each of the first four anniversaries of the date of grant, subject to continuing employment.

(15)    This restricted stock award was granted on April 18, 2005 and vests 100% on April 18, 2009, subject to continuing employment.

(16)    Ms. Hall ceased to be employed with the company effective October 10, 2008.  All of Ms. Hall’s stock awards and option awards were forfeited as of that date.

Option Exercises and Stock Vested

During the 2008 fiscal year ended January 3, 2009, no stock options were exercised by any of the named executive officers and no restricted stock awards vested for any of the named executive officers.

Nonqualified Deferred Compensation

The following table summarizes the aggregate earnings and balances for each of the named executive officers under the Select Comfort Executive Investment Plan, the company’s non-qualified deferred compensation plan (described in greater detail below), for the 2008 fiscal year ended January 3, 2009.

(a)	(b)	(c)	(d)	(e)	(f)
Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year(1) ($)	Aggregate Earnings in Last Fiscal Year(1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End(1) ($)
William R. McLaughlin	—	—	$(132,375)	—	$278,640	(2)
James C. Raabe	—	—	—	—	—
Catherine B. Hall	—	—	—	—	—
Kathryn V. Roedel	—	—	$2,999	—	$82,338	(3)
Wendy L. Schoppert	—	—	—	—	—
Mark A. Kimball	—	—	—	—	—

(1)           Among the named executive officers, only Mr. McLaughlin and Ms. Roedel had account balances under the plan as of January 3, 2009.  Neither Mr. McLaughlin nor Ms. Roedel elected to make additional contributions (salary or bonus deferrals) to the plan in fiscal year 2008.

(2)           Amount reported represents Mr. McLaughlin’s account balance under the under the plan.  The balance was incurred prior to fiscal year 2006 and is not included in the Summary Compensation Table.

(3)           Amount reported represents Ms. Roedel’s deferral of a portion of her 2006 bonus (that was paid in 2007) under the plan.  The full amount is included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for Ms. Roedel for fiscal year 2006.

Director level and above employees are eligible to participate in the Select Comfort Executive Investment Plan, which allows eligible employees to defer up to 50% of base salary and up to 100% of bonus compensation on a pre-tax basis.  The employee contributions may be made to a “savings account” or a “fixed period account.”  In addition to contributions made by eligible employees, the company may elect to make discretionary employer contributions under this plan to a “retirement account.”  The company has not elected to make any discretionary company contributions to this plan.

A participant’s account balance under the plan is credited with earnings credits which are based on deemed investment in a variety of funds made available by the plan administrator and which are currently similar to the investment fund options available under the company’s 401(k) plan.  The participant selects the funds into which the account balance is deemed to be invested and these allocations may be changed by the participant at any time.

Savings and retirement account balances under the Select Comfort Executive Investment Plan are paid out no earlier than the beginning of the year following the year of the participant’s retirement or termination of employment.  Payment of the fixed period account balance depends on the date (or dates) of distribution elected by the participant at the time he or she made the election to defer salary or bonus to a fixed period account.  Prior to termination of employment (or the fixed payment date), a participant may be allowed to access funds in his or her account in the event of certain unforeseeable hardships.  Distributions to the participant may be made in a lump sum payment or in annual installment payments.

The participant’s account balance (if any) upon his or her date of death is paid in a lump sum to the participant’s beneficiary or beneficiaries under the plan.

Employment Letter Agreements and Potential Payments upon Termination or Change in Control

William R. McLaughlin.  We have entered into a letter agreement with William R. McLaughlin pursuant to which he serves as our Chief Executive Officer.  Under the terms of this letter agreement, upon involuntary termination of Mr. McLaughlin’s employment by the Board or constructive dismissal, Mr. McLaughlin is entitled to one year’s salary as severance compensation.  Also under the terms of this letter agreement, upon an involuntary termination or constructive dismissal of Mr. McLaughlin’s employment following a change in control, Mr. McLaughlin would be entitled to two years’ salary as severance compensation and his unvested stock options would become fully vested.  Any such severance compensation would be subject to the delivery to the company of a standard release of claims.

Kathryn V. Roedel.  We have entered into a letter agreement with Kathryn V. Roedel pursuant to which she serves as Senior Vice President, Global Supply Chain.  Under this letter agreement, upon the involuntary termination of Ms. Roedel’s employment following a change in control, or upon a termination without cause, Ms. Roedel is entitled to one year’s salary as severance compensation, and the unvested portion of her initial stock option grant would become immediately vested.  In addition, if such termination occurs more than half-way through a fiscal year, Ms. Roedel would be entitled to receive a pro rata portion of any bonus payment that is ultimately earned for such fiscal year, payable at the time such bonus payments are paid to other eligible employees.  Any such severance compensation would be subject to the delivery to the company of a standard release of claims.

Wendy L. Schoppert.  We have entered into a letter agreement with Wendy L. Schoppert pursuant to which she serves as Senior Vice President, International and Chief Information Officer.  Under this letter agreement, upon the involuntary termination of Ms. Schoppert’s employment following a change in control, or upon a termination without cause, Ms. Schoppert is entitled to one year’s salary as severance compensation, and the unvested portion of her initial stock option grant would become immediately vested.  In addition, if such termination occurs more than half-way through a fiscal year, Ms. Schoppert would be entitled to receive a pro rata portion of any bonus payment that is ultimately earned for such fiscal year, payable at the time such bonus payments are paid to other eligible employees.  Any such severance compensation would be subject to the delivery to the company of a standard release of claims.

Ernest Park.  We entered into a letter agreement with Ernest Park pursuant to which he served as Senior Vice President and Chief Information Officer until February 2008.  Under this letter agreement, Mr. Park would have been entitled to certain severance benefits upon the involuntary termination of his employment following a change in control, or upon a termination of his employment without cause.  As Mr. Park voluntarily terminated his employment with the company in February of 2008, no severance benefits of any kind became payable to Mr. Park.

Catherine B. Hall.  Ms. Hall’s employment with the company ceased as of October 10, 2008.  The company and Ms. Hall entered into a separation agreement pursuant to which the company agreed to pay Ms. Hall the severance compensation payable under the terms of the Severance Plan described below (one year’s salary plus target bonus plus pro rata target bonus for the year of termination of employment).

Effective as of February 22, 2007, our Board of Directors adopted the Select Comfort Corporation Executive Severance Pay Plan (the “Severance Plan”), establishing severance benefits payable to the CEO and other executive officers upon termination of their employment by the company without cause.  Prior to the adoption of the Severance Plan, some but not all of the senior executives were entitled to severance benefits pursuant to employment offer letters negotiated at the time of hire.  The Severance Plan was adopted in order to (i) provide consistent severance benefits for the company’s senior executives and (ii) establish a plan that would comply with anticipated new regulations under Internal Revenue Code Section 409A applicable to deferred compensation.

Compensation would only be payable under the Severance Plan upon termination of employment without “cause,” as defined in the plan, and in the event of constructive dismissal under certain specifically defined circumstances.  No compensation would be payable under the Severance Plan upon (i) termination of employment for cause, (ii) termination of employment due to the resignation, retirement or death of the employee, or (iii) a change in control of the company.

Benefits under the Severance Plan are conditioned upon execution and delivery to the company of a general release of claims and return of any company property.  In addition, any severance compensation remaining to be paid would be terminated in the event the release described above is declared invalid or is revoked or attempted to be revoked, or in the event of a violation by the employee of a non-compete or confidentiality agreement with the company.  Each of the named executive officers has signed a non-compete agreement extending for one year following termination of employment and a confidentiality agreement of indefinite duration.

For the CEO, the base severance compensation is equal to (a) two times the sum of (i) annual base salary and (ii) annual target bonus, plus (b) a pro rata target bonus for the year of termination.  For each of the other named executive officers, the base severance compensation is equal to (a) one times the sum of (i) annual base salary and (ii) annual target bonus, plus (b) a pro rata target bonus for the year of termination.  The base severance compensation would be paid in a lump sum within a reasonable time following the employee’s termination of employment and in no event later than March 1 of the year following the year during which the termination of employment occurs.

In addition to the base severance compensation, the Severance Plan provides for reimbursement of the cost of “COBRA” medical and dental continuation coverage, less the amount paid by an active full-time employee for the same level of coverage, until the earlier of:  (i) the end of the period of time reflected in the base severance compensation (i.e., two years for CEO, one year for Senior Vice Presidents); (ii) the end of the participant’s eligibility for COBRA continuation coverage; or (iii) the date the participant becomes eligible to participate in another group medical plan or dental plan, as the case may be.  These benefits would be paid within a reasonable time following the employee’s monthly payment of the COBRA premium.

As a result, assuming termination of employment as of the last day of our most recently completed fiscal year (January 3, 2009), the following amounts would have been payable in the event of the termination of the applicable employee without cause or upon a constructive dismissal:

Executive Officer	Base Severance Compensation	Total COBRA Continuation Payments
William R. McLaughlin	$2,932,500	$15,349
James C. Raabe	$619,500	$9,791
Catherine B. Hall(1)	$356,646	$7,372
Kathryn V. Roedel	$704,000	$9,726
Wendy L. Schoppert	$556,500	$9,607
Mark A. Kimball	$577,500	$9,748

(1)           Ms. Hall’s employment with the company terminated in October 10, 2008, and the amounts reflected in the table above are the amounts actually payable in connection with her termination.  In addition to the amounts reflected above, Ms. Hall received reimbursement of relocation expenses in the amount of $255,291 (including tax reimbursement of $89,352).

In addition to the foregoing, upon the termination of employment without cause or upon a constructive dismissal as of January 3, 2009, pursuant to the terms of their respective employment offer letters, Kathryn V. Roedel and Wendy L. Schoppert would have become entitled to acceleration of the vesting of stock options from their initial stock options granted at the time of commencement of their employment.  As the exercise price of all of these stock options exceeded the market value as of January 3, 2009, this provision would not have resulted in any additional realizable value for any of these employees as of such date.

Under our company’s 1990 Omnibus Stock Option Plan (the “1990 Plan”), 1997 Stock Incentive Plan (the “1997 Plan”) and 2004 Stock Incentive Plan (the “2004 Plan”), if a “change in control” of our company occurs, then, unless the Compensation Committee decides otherwise either at the time of grant of an incentive award or at any time thereafter, all outstanding stock options will become immediately exercisable in full and will remain exercisable for the remainder of their terms, regardless of whether the participant to whom such options have been granted remains in the employ or service of our company or any subsidiary.

In addition, under the 1997 Plan and the 2004 Plan, if a “change in control” of our company occurs, then, unless the Compensation Committee decides otherwise either at the time of grant of an incentive award or at any time thereafter:

•                  All outstanding stock appreciation rights will become immediately exercisable in full and will remain exercisable for the remainder of their terms, regardless of whether the participant to whom such stock appreciation rights have been granted remains in the employ or service of our company or any subsidiary;

•                  All outstanding restricted stock awards will become immediately fully vested and non-forfeitable; and

•                  All outstanding performance units, stock bonuses and performance stock awards will vest and/or continue to vest in the manner determined by the Compensation Committee and set forth in the agreement evidencing such performance units or stock bonuses.

There are presently no outstanding stock appreciation rights, performance units or stock bonuses.

In the event of a change in control, the Compensation Committee may pay cash for all or a portion of the outstanding options.  The amount of cash the participants would receive will equal (a) the fair market value of such shares immediately prior to the change in control minus (b) the exercise price per share and any required tax withholding.  The acceleration of the exercisability of options under the 1990 and 1997 Plans may be limited, however, if the acceleration would be subject to an excise tax imposed upon “excess parachute payments.”

Under the 1990 Plan, the 1997 Plan and the 2004 Plan, a “change in control” will include any of the following:

•                  The sale, lease, exchange or other transfer of all or substantially all of the assets of our company to a corporation not controlled by our company;

•                  The approval by our shareholders of a plan or proposal for the liquidation or dissolution of our company;

•                  Any change in control that is required by the Securities and Exchange Commission to be reported;

•                  Any person who was not a shareholder of our company on the effective date of the Plan becomes the beneficial owner of 50% or more of the voting power of our company’s outstanding common stock; or

•                  The “continuity” directors (directors as of the effective date of the Plan and their future nominees) ceasing to constitute a majority of the Board of Directors.

The foregoing provisions applicable to changes in control under our equity-based stock incentive plans apply equally to all employees holding incentive awards under these plans.

Director Compensation

The following table summarizes the total compensation paid or earned by each of the non-employee members of our Board of Directors for the 2008 fiscal year ended January 3, 2009.

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas J. Albani	$25,000		—	$36,657	—	—	—	$61,657
Christine M. Day	$30,000	(1)	—	$36,657	—	—	—	$66,657
Stephen L. Gulis, Jr.	$35,000	(1)	—	$36,657	—	—	—	$71,657
Christopher P. Kirchen	$30,000		—	$36,657	—	—	—	$66,657
David T. Kollat	$25,000		—	$36,657	—	—	—	$61,657
Brenda J. Lauderback	$28,750		—	$36,657	—	—	—	$65,407
Kristen L. Manos(2)	$21,250	(1)	—	$54,958	—	—	—	$76,208
Michael A. Peel	$30,000	(1)	—	$36,657	—	—	—	$66,657
Ervin R. Shames	$90,417		—	$36,657	—	—	—	$127,074
Jean-Michel Valette	$35,000		—	$36,657	—	—	—	$71,657

(1)      Each of these directors elected to receive all director’s fees in the form of common stock under the company’s Non-Employee Director Equity Plan (the “Plan”) and to defer receipt of such shares.  The number of shares paid is determined by dividing the amount of the director’s fees to be deferred by the fair market value per share of our common stock on the date the fees otherwise would have been payable in cash.  The number of shares to be received by each of these directors in lieu of cash compensation for fiscal 2008 are as follows:  Mr. Gulis, 45,864 shares and

Mr. Peel, 39,312 shares.  Ms. Manos received 7,794 shares in 2008 and 565 shares in 2007 all of which were distributed upon her retirement from the Board of Directors in November of 2008.

Pursuant to Ms. Day’s Plan election form, the Company distributed 567 shares to Ms. Day in February 2008.  Ms. Day no longer holds shares in the Plan.

(2)      Ms. Manos resigned from our Board of Directors in November of 2008.

(3)      Reflects amounts recognized in 2008 for financial statement reporting purposes in accordance with SFAS 123R (excluding estimates for forfeitures) related to stock option awards and may include amounts for awards granted in 2008 or in prior years.  Assumptions used in the calculation of these amounts are described in Note 6 of the Notes to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009.  As of January 3, 2009, each director had the following number of stock options outstanding:  Thomas J. Albani, 55,250;  Christine M. Day, 40,250;  Stephen L. Gulis, Jr., 40,250;  Christopher P. Kirchen, 104,000;  David T. Kollat, 119,000;  Brenda J. Lauderback, 62,750;  Kristen L. Manos, 13,458;  Michael A. Peel, 81,500;  Ervin R. Shames, 149,000; and Jean-Michel Valette, 74,000.

Director Compensation

Annual Retainer.  All of our non-employee directors receive an annual cash retainer of $25,000, each committee chair receives additional compensation of $5,000 per year and each member of the Audit Committee receives additional compensation of $5,000 per year.  The non-executive Chairman of the Board receives an additional retainer of $100,000 per year.

Under the Select Comfort Corporation Non-Employee Director Equity Plan adopted by the Board of Directors in November 2005 and approved by our shareholders at the 2006 Annual Meeting, non-employee directors were entitled to elect to receive all or a portion of their annual cash retainer in the form of shares of the company’s common stock and to defer receipt of such shares.  To the extent directors elected to participate in this plan, the shares to be issued were valued at fair market value as of the date the cash retainer otherwise would have been paid and the directors received no discount.  This plan was terminated as of the end of fiscal year 2008.

Meeting Fees.  In March of 2009, the Committee approved the payment of meeting fees for Board and Committee meetings beyond the normal number of regular or typical meetings for the Board and each Committee in a fiscal year.  Pursuant to this approval, non-employee directors (other than the Chairman of the Board) are entitled to (i) Board meeting fees of $1,000 per in-person meeting and $500 per telephonic meeting after a minimum of four Board meetings for the fiscal year, and (ii) Committee meeting fees of $750 per in-person Committee meeting and $500 per telephonic Committee meeting after a minimum of eight Audit Committee meetings and after a minimum of four meetings of each other Committee for the fiscal year.

Stock Options.  Each non-employee director is eligible to receive, as of the date that the director first begins to serve on the Board, an initial grant of options to purchase up to 10,000 shares of our common stock (or such lesser number of shares as may be determined by the Management Development and Compensation Committee from time to time).  These initial options become exercisable one year after the date of grant, so long as the director remains a director of our company.  In addition, each of our non-employee directors is eligible for an annual grant, coincident with the annual meeting of shareholders, of options to purchase up to 10,000 shares of our common stock (or such lesser number of shares as may be determined by the Management Development and Compensation Committee from time to time).   These annual options become exercisable one year after the date of grant, so long as the director remains a director of our company.  All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to 10 years, subject to continuous service on our Board of Directors.

Reimbursement of Expenses.  All of our directors are reimbursed for travel expenses for attending meetings of our Board or any Board committee and for attending director continuing education programs.

No Director Compensation for Employee Directors.  Any director who is also an employee of our company does not receive additional compensation for service as a director.

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

STOCK OWNERSHIP OF MANAGEMENT AND

CERTAIN BENEFICIAL OWNERS

The following table shows the beneficial ownership of Select Comfort common stock as of March 19, 2009 (unless another date is indicated) by (a) each director and each executive officer named in the Summary Compensation Table on page 21 of this Annual Report on Form 10-K, (b) all directors and executive officers as a group and (c) each person known by us to be the beneficial owner of more than 5% of Select Comfort common stock.

	Shares of Common Stock Beneficially Owned(1)(2)
Name	Amount	Percent of Class
Thomas J. Albani	280,392	*
Christine M. Day	52,635	*
Stephen L. Gulis, Jr.	41,375	*
Catherine B. Hall(3)	—	*
Mark A. Kimball(4)	466,954	*
Christopher P. Kirchen	473,835	1.0%
David T. Kollat	217,392	*
Brenda J. Lauderback	66,500	*
William R. McLaughlin(5)	1,842,792	3.9%
Michael A. Peel	81,500	*
James C. Raabe(6)	398,725	*
Kathryn V. Roedel(7)	176,953	*
Wendy L. Schoppert(8)	174,062	*
Ervin R. Shames(9)	341,251	*
Jean-Michel Valette	246,214	*
All directors and executive officers as a group (18 persons)(10)	4,955,179	9.9%
Adage Capital Partners GP, L.L.C.(11)	6,565,000	14.5%
Clinton Group, Inc.(12)	4,415,738	9.8%
Sterling Capital Management LLC(13)	4,223,107	9.3%
Royce & Associates, LLC(14)	2,427,700	5.4%

* Less than 1% of the outstanding shares.

(1)       Includes shares held by the following persons in securities brokerage accounts, which in certain circumstances under the terms of the standard brokerage account form may involve a pledge of such shares as collateral:  Mr. Albani (225,142 shares); Ms. Day (12,385 shares); Mr. Gulis (1,125 shares); Mr. Kimball (27,500 shares); Mr. Kirchen (330,309 shares); Mr. Kollat (101,392 shares); Ms. Lauderback (3,750 shares); Mr. McLaughlin (267,318 shares); Mr. Raabe (70,614 shares); Shames Trust (192,251 shares) and Mr. Valette (175,214 shares).

(2)       The shares shown include the following shares that directors and executive officers have the right to acquire within 60 days through the exercise of stock options or warrants:  Thomas J. Albani, 55,250 shares; Christine M. Day, 40,250 shares; Stephen L. Gulis, Jr., 40,250 shares; Catherine B. Hall, 0 shares; Mark A. Kimball, 373,287 shares; Christopher P. Kirchen, 101,000 shares; David T. Kollat, 116,000 shares; Brenda J. Lauderback, 62,750 shares; William R. McLaughlin, 1,448,065 shares; Michael A. Peel, 81,500 shares; James C. Raabe, 296,363 shares; Kathryn V. Roedel, 152,297 shares; Wendy L. Schoppert, 150,312 shares; Ervin R. Shames, 149,000 shares; and Jean-Michel Valette, 71,000 shares.

(3)       Ms. Hall resigned her position with the company effective as of October 10, 2008.

(4)       Includes 12,719 shares held under restricted or performance stock grants that have not vested.

(5)       Does not include 382,582 shares held by BWSJ Corporation, for which Mr. McLaughlin serves as a director and is a shareholder.  Mr. McLaughlin disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.  Includes 75,000 shares held under restricted or performance stock grants that have not vested.

(6)       Includes 13,156 shares held under restricted or performance stock grants that have not vested.

(7)       Includes 24,656 shares held under restricted or performance stock grants that have not vested.

(8)       Includes 23,750 shares held under restricted or performance stock grants that have not vested.

(9)       Includes 56,250 shares held by Mr. Shames’ Family Trust and 136,001 shares held in a GRAT.

(10)     Includes an aggregate of 3,172,051 shares that directors and executive officers as a group have the right to acquire within 60 days through the exercise of stock options or warrants.  Includes an aggregate of 181,462 shares held under restricted or performance stock grants that have not vested.

(11)     Adage Capital Partners, L.P. (“ACP), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Robert Atchinson (“Atchinson”) and Phillip Gross (“Gross”) reported in a Schedule 13G/A filed with the Securities and Exchange Commission on November 25, 2008 that as of November 21, 2008, ACP, ACPGP, ACA, Atchinson and Gross beneficially owned an aggregate of 6,565,000 shares.  The filing indicated that ACP, ACPGP and ACA have shared power to dispose of and shared power to vote 6,565,000 shares.  The filing further indicated that ACP has the power to dispose of and the power to vote the shares owned by it, which power may be exercised by its general partner, ACPGP.  ACA, as managing member of ACPGP, directs ACPGP’s operations.  Neither ACPGP nor ACA directly own any shares.  ACPGP and ACA may be deemed to beneficially own the shares owned by ACP.  Atchinson and Gross, as managing members of ACA, have shared power to vote and shared power to dispose of 6,565,000 shares owned by ACP.  Neither Atchinson nor Gross directly own any shares however each may be deemed to beneficially own the shares beneficially owned by ACP.  The business address of ACP, ACPGP, ACA, Atchinson and Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(12)     Clinton Group, Inc. (“CGI”), Clinton Magnolia Master Fund, Ltd. (“CMAG”) and George Hall (“Hall”) reported in a Schedule 13D/A filed with the Securities and Exchange Commission on July 1, 2008 that as of June 27, 2008, CGI, CMAG and Hall beneficially owned an aggregate of 4,415,738 shares.  By virtue of an investment management agreement with CMAG, CGI has the power to vote or direct the voting, and to dispose or direct the disposition, of all of the 4,325,738 shares held by CMAG. By virtue of his direct and indirect control of CGI, Hall is deemed to have shared voting power and shared dispositive power with respect to all shares as to which CGI has voting power or dispositive power, and he individually holds an additional 90,000 shares.  Accordingly, CGI and Hall are deemed to have shared voting and shared dispositive power with respect to an aggregate of 4,325,738 shares and Hall has sole voting and dispositive power with respect to an additional 90,000 shares.  The business address of CGI and Hall is 9 West 57th Street, 26th Floor, New York, New York 10019.  The business address of CMAG  is c/o Fortis Fund Services (Cayman) Limited, P.O. Box 2003 GT, Grand Pavilion Commercial Centre, 802 West Bay Road, Grand Cayman, Cayman Islands.

(13)     Sterling Capital Management LLC reported in a Schedule 13G/A filed with the Securities and Exchange Commission on January 22, 2009 that as of December 31, 2008, it beneficially owned 4,223,107 shares and had sole power to vote and sole power to dispose of 4,223,107 shares.  The address of Sterling Capital Management LLC is Two Morrocroft Centre, 4064 Colony Road, Suite 300, Charlotte, NC  28211.

(14)     Royce & Associates, LLC reported in a Schedule 13G/A filed with the Securities and Exchange Commission on January 31, 2008 that as of December 31, 2007, it beneficially owned 2,427,700 shares and had sole power to vote and sole power to dispose of 2,427,700 shares.  The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY  10019.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director and Executive Officer Compensation

Please see “Director Compensation” and “Executive Compensation” for information regarding the compensation of our directors and executive officers and for information regarding employment, change in control and other agreements we have entered into with our directors and executive officers.

Policies and Procedures Regarding Related Party Transactions

The Audit Committee charter requires that the Audit Committee must review and approve any proposed or actual related party transaction that would be required to be disclosed by the company pursuant to Item 404 of Regulation S-K of the Federal securities laws.

Director Independence

The Board of Directors has determined that each of the following directors is an “independent director” pursuant to the Marketplace Rules of the NASDAQ Stock Market and the rules and regulations of the SEC:

Thomas J. Albani	Christopher P. Kirchen	Michael A. Peel

Christine M. Day	David T. Kollat	Ervin R. Shames

Stephen L. Gulis, Jr.	Brenda J. Lauderback	Jean-Michel Valette

In reaching its determination that all of the non-executive members of the Board of Directors are independent pursuant to the Marketplace Rules of the NASDAQ Stock Market and the rules and regulations of the SEC, the Board reviewed and discussed information provided by these individuals and by us with regard to each of their business and personal activities as they may relate to us and our management.  Specifically, the Board reviewed and discussed relationships involving two of our directors.  Until May of 2006, Ervin R. Shames served as an advisory board member for a company that provided e-commerce marketing services to the company between 2003 and 2006.  The amount of these services was less than $60,000 per year and no transactions with this entity have occurred since March 2006.  Christopher P. Kirchen serves on the board of a company that has provided public relations services to the company and the amount of these services was de minimus in both 2006 and 2007.  The venture capital firm that Mr. Kirchen is affiliated with has a minority investment in a market research company that has completed one project for the company in 2008 for which the company has been billed $44,600.  The decisions related to the use of these services were made through normal company sourcing procedures and not in any way influenced by these directors.  For these reasons, and due to the minimal amounts involved, the Board determined that these transactions did not prevent these directors from meeting the applicable independence standard.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Other Fees

The aggregate fees billed for professional services by KPMG LLP in 2008 and 2007 were:

	2008	2007
Audit fees	$480,000	$505,000
Audit-related fees(1)	18,000	20,425
Audit and audit-related fees	$498,000	$525,425
Tax fees	—	—
All other fees	—	—
Total	$498,000	$525,425

(1)           For 2008, these fees related to the audit of the company’s 401(k) plan ($18,000).  For 2007, these fees related to the audit of the company’s 401(k) plan ($18,000) and review of SEC filings ($2,425).

Under the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission regarding auditor independence, the engagement of the company’s independent auditors to provide audit or non-audit services for the company must either be approved by the Audit Committee before the engagement or entered into pursuant to pre-approval policies and procedures established by the Audit Committee.  Our Audit Committee has not established any pre-approval policies or procedures and therefore all audit or non-audit services performed for the company by the independent auditors must be approved in advance of the engagement by the Audit Committee.  Under limited circumstances, certain de minimus non-audit services may be approved by the Audit Committee retroactively.  All services provided to the company by the independent auditors in 2008 were approved in advance of the engagement by the Audit Committee and no non-audit services were approved retroactively by the Audit Committee pursuant to the exception for certain de minimus services described above.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit No.	Description

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT COMFORT CORPORATION (Registrant)

Dated: May 4, 2009	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer
(principal executive officer)

	By:	/s/ James C. Raabe
James C. Raabe
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date or dates indicated.

NAME	TITLE	DATE

/s/ William R. McLaughlin	Chief Executive Officer and Director	May 4, 2009
William R. McLaughlin

/s/ William R. McLaughlin	Director	May 4, 2009

William R. McLaughlin, as attorney in fact for Ervin R. Shames, Thomas J. Albani, Christine M. Day, Stephen L. Gulis, Jr., Christopher P. Kirchen, David T. Kollat, Brenda J. Lauderback, Michael A. Peel and Jean-Michel Valette

SELECT COMFORT CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED JANUARY 3, 2009

Exhibit No.	Description	Method Of Filing

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith