Form 10-Q
period 2009-04-04
SELECT COMFORT CORP
filed 2009-05-13
CIK 827187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended April 4, 2009

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

YES ☐	NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

As of April 4, 2009, 45,240,000 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION

AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	(unaudited) April 4, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$3,121	$13,057
Restricted cash	23,043	—
Accounts receivable, net of allowance for doubtful accounts of $590 and $713, respectively	7,336	4,939
Inventories	17,072	18,675
Income taxes receivable	3,834	25,900
Prepaid expenses	6,965	4,109
Deferred income taxes	1,155	1,323
Other current assets	647	1,150
Total current assets	63,173	69,153
Property and equipment, net	48,823	53,274
Deferred income taxes	4,418	5,941
Other assets	7,107	7,045
Total assets	$123,521	$135,413

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$74,300	$79,150
Accounts payable	36,812	40,274
Customer prepayments	9,441	11,480
Accruals:
Sales returns	4,200	2,744
Compensation and benefits	13,859	14,575
Taxes and withholding	3,705	2,938
Other current liabilities	7,014	8,526
Total current liabilities	149,331	159,687

Non-current liabilities:
Warranty liabilities	5,819	5,956
Capital lease obligations	479	621
Other long-term liabilities	11,105	10,779
Total non-current liabilities	17,403	17,356
Total liabilities	166,734	177,043

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 45,240 and 44,962 shares issued and outstanding, respectively	452	450
Additional paid-in capital	5,527	4,417
Accumulated deficit	(49,192)	(46,497)
Total shareholders’ deficit	(43,213)	(41,630)
Total liabilities and shareholders’ deficit	$123,521	$135,413

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share amounts)

	Three Months Ended
	April 4, 2009	March 29, 2008
Net sales	$139,614	$168,165
Cost of sales	57,830	71,239
Gross profit	81,784	96,926

Operating expenses:
Sales and marketing	67,313	90,600
General and administrative	13,345	16,161
Research and development	486	874
Asset impairment charges	378	333
Total operating expenses	81,522	107,968
Operating income (loss)	262	(11,042)
Other expense, net	(1,770)	(246)
Loss before income taxes	(1,508)	(11,288)
Income tax expense (benefit)	1,187	(4,155)
Net loss	$(2,695)	$(7,133)

Net loss per share – basic	$(0.06)	$(0.16)
Weighted-average shares – basic	44,692	44,058

Net loss per share – diluted	$(0.06)	$(0.16)
Weighted-average shares – diluted	44,692	44,058

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Deficit

(unaudited – in thousands)

			Additional Paid-In Capital	Accumulated Deficit
	Common Stock
	Shares	Amount			Total
Balance at January 3, 2009	44,962	$450	$4,417	$(46,497)	$(41,630)
Exercise of common stock options	3	—	2	—	2
Tax benefit from stock-based compensation	—	—	15	—	15
Stock-based compensation	—	—	1,020	—	1,020
Issuances of common stock	275	2	73	—	75
Net loss	—	—	—	(2,695)	(2,695)
Balance at April 4, 2009	45,240	$452	$5,527	$(49,192)	$(43,213)

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net loss	$(2,695)	$(7,133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,824	5,858
Stock-based compensation	1,020	813
Disposals and impairments of assets	378	339
Excess tax benefits from stock-based compensation	—	(2)
Changes in deferred income taxes	1,691	(1,658)
Changes in operating assets and liabilities:
Accounts receivable	(2,397)	11,414
Inventories	1,603	6,862
Income taxes receivable	22,066	(1,927)
Prepaid expenses and other assets	(2,634)	3,279
Accounts payable	2,170	(4,777)
Customer prepayments	(2,039)	972
Accrued sales returns	1,456	(295)
Accrued compensation and benefits	(716)	2,607
Accrued taxes and withholding	767	(888)
Warranty liabilities	(186)	(59)
Other accruals and liabilities	(1,205)	(796)
Net cash provided by operating activities	24,103	14,609

Cash flows from investing activities:
Purchases of property and equipment	(1,239)	(10,274)
Increase in restricted cash	(23,043)	—
Net cash used in investing activities	(24,282)	(10,274)

Cash flows from financing activities:
Net decrease in short-term borrowings	(9,849)	(5,591)
Proceeds from issuance of common stock	92	178
Excess tax benefits from stock-based compensation	—	2
Net cash used in financing activities	(9,757)	(5,411)

Decrease in cash and cash equivalents	(9,936)	(1,076)
Cash and cash equivalents, at beginning of period	13,057	7,279
Cash and cash equivalents, at end of period	$3,121	$6,203

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation, Liquidity and Going Concern

We prepared the condensed consolidated financial statements as of and for the three months ended April 4, 2009 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of April 4, 2009, and January 3, 2009 and the results of operations and cash flows for the periods presented. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K (as amended) for the fiscal year ended January 3, 2009. Operating results for any quarterly period may not be indicative of operating results for the full year.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Illiquid credit markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Our critical accounting policies consist of asset impairment charges, stock-based compensation, deferred income taxes, self-insured liabilities, warranty liabilities and revenue recognition.

The consolidated financial statements include the accounts of Select Comfort Corporation and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In 2008, following several years of generating positive net income, we realized a net loss of $70.2 million, including $34.6 million of asset impairment charges and a $26.8 million charge for the establishment of a deferred tax valuation allowance. Our 2008 operating results were significantly affected by an industry-wide decrease in consumer spending. While we generated positive operating cash flows in 2008 and the first three months of fiscal 2009, the decline in our operating performance and the acceleration of the decline of consumer demand has affected our liquidity.

As of April 4, 2009, we had outstanding borrowings of $74.3 million, plus $5.5 million under letters of credit, with an additional $5.2 million available under our $85 million credit facility. Pursuant to a series of amendments of our Credit Agreement, the Lenders have waived compliance, through the close of business on May 30, 2009, with certain financial covenants under the Credit Agreement applicable to fiscal periods ended on or about December 31, 2008 through April 30, 2009. Upon expiration of our most recent amendment on May 30, 2009, we will not be in compliance with certain financial covenants under the credit agreement. If we are unable to continue to obtain amendments from the Lenders that waive compliance with these financial covenants, the Lenders could place us in default under terms of our Credit Agreement. Even if we obtain amendments to our Credit Agreement, our business may require additional capital in order to fund our operating needs. A default under the Credit Agreement would enable the Lenders to seek immediate payment in full of any amounts outstanding under the credit facility and to exercise various remedies as secured creditors, which may severely or completely constrain our ability to continue to operate our business and may require us to seek protection from creditors through bankruptcy proceedings. Our uncertain financial position may also disrupt relationships with our suppliers.

We expect macro-economic trends and consumer confidence to remain weak throughout 2009. We have taken significant actions designed to return the company to profitability and generate positive cash flows to fund our business, including: corporate workforce reductions, reduced capital spending, closing of 30 underperforming stores, supply chain cost reduction initiatives, reduced media spending, reductions in fixed and discretionary marketing and selling expenses, and ceasing all activities associated with the implementation of SAP®-based information technology applications. We recently introduced lower product price points and initiated an enhanced promotional strategy designed to stabilize sales. However, further expense reductions may be necessary should our 2009 net sales decline at a steeper rate than we currently expect. In addition to actions to align our cost structure with expected sales declines, we have been exploring a range of strategic and financing alternatives to enhance our financial flexibility. We cannot provide assurance that we will be successful in obtaining additional capital, and any strategic or financing alternative has the potential to increase the Company’s cost of capital and/or be substantially dilutive to existing shareholders.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (continued)

(unaudited)

Our ability to continue as a going concern is dependent on various factors, including: macro-economic trends, the successful execution of our cost reduction plans, successful negotiation with the Lenders and successful efforts to raise additional capital. Some of these factors are not entirely within our control. These conditions raise substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

New Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis. This FSP will be effective for our second quarter of 2009.

2. Inventories

Inventories consisted of the following (in thousands):

	April 4, 2009	January 3, 2009
Raw materials	$4,539	$4,280
Work in progress	67	99
Finished goods	12,466	14,296
Inventories	$17,072	$18,675

3. Debt

Credit Agreement

In June 2006, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”). The Credit Agreement, as amended to date, provides a revolving credit facility in an aggregate amount of $85 million (scheduled to be reduced to $80 million as of July 1, 2009) for general corporate purposes. The Credit Agreement terminates in June 2010.

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

We had outstanding borrowings of $74.3 million and $79.2 million, under the credit facility as of April 4, 2009, and January 3, 2009, respectively. We also had outstanding letters of credit of $5.5 million and $5.9 million as of April 4, 2009, and January 3, 2009, respectively. Outstanding letters of credit reduce the amounts available under the credit facility. At April 4, 2009, and January 3, 2009, $5.2 million and $5.0 million, respectively, were available under this credit facility.

In March 2009, we received a $23.0 million federal income tax refund associated with the carryback of 2008 losses to prior years. Pursuant to an agreement with the Lenders, these funds were placed in a restricted cash account. On April 17, 2009, these funds were used to reduce outstanding debt under the credit facility. On May 8, 2009, the credit facility was amended to include an availability covenant that caps the amount available under the credit facility at the aggregate amount of the Lenders’ commitments less $15 million, or a net aggregate availability of $70 million. The amount outstanding under this facility, including letters of credits, was approximately $55.9 million as of May 8, 2009, leaving remaining availability of approximately $14.1 million. Cash requirements are expected to increase from current levels during the second quarter, which will require continued support and accommodation from the Lenders. We have been working closely with the Lenders and expect to continue to do so as we work toward a longer-term financing solution.

At April 4, 2009, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 4.00%). We also pay certain facility and agent fees. As of April 4, 2009, and January 3, 2009, interest rates on borrowings outstanding under the Credit Agreement were 7.3% and 6.0%, respectively. We are subject to certain financial covenants under the agreement, including a maximum leverage ratio, a minimum interest coverage ratio, minimum EBITDA requirements and capital expenditure limits.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (continued)

(unaudited)

Pursuant to a series of amendments of our Credit Agreement, the Lenders have waived compliance, through the close of business on May 30, 2009, with certain financial and other covenants under the Credit Agreement applicable to fiscal periods ending on or about December 31, 2008 through April 30, 2009. If not for this waiver from the Lenders, we would not be in compliance with the covenants under the Credit Agreement.

We have taken significant actions to improve our operating results and maintain our liquidity in the current challenging macro-economic environment, including corporate workforce reductions, reduced capital spending, executing plans to close stores, supply chain cost reduction initiatives, reduced media spending, reductions in fixed and discretionary marketing and selling expenses, and ceasing all activities associated with the implementation of SAP®-based information technology applications. We recently introduced lower product price points and initiated an enhanced promotional strategy designed to stabilize sales. We have worked with our vendors to extend our payment terms and maintain positive working relationships. In addition, we are pursuing various options to enhance our financial flexibility and fund our operations, including: implementing additional actions to reduce our cost structure and improve profitability, seeking to raise equity or debt capital, and seeking to amend the financial covenants under the Credit Agreement. Any amendment of the Credit Agreement may significantly increase the cost of credit provided under the credit facility and related expenses, which may adversely impact our profitability. Whether or not we obtain an amendment of the Credit Agreement, we are seeking additional capital through the issuance of debt or equity securities. We cannot provide assurance that we will be successful in obtaining additional capital, and any strategic or financing alternative has the potential to increase the Company’s cost of capital and/or be substantially dilutive to existing shareholders.

If we are unable to obtain additional capital, we may not be able to fund our operating needs and we could face a risk of default under the Credit Agreement. A default under the Credit Agreement would enable the Lenders to seek immediate payment in full of any amounts outstanding under the credit facility and to exercise various remedies as secured creditors, which may severely or completely constrain our ability to continue to operate our business as a going concern and may require us to seek protection from creditors through bankruptcy proceedings. Our uncertain financial position may also disrupt relationships with our suppliers. These conditions raise substantial doubt about our ability to continue as a going concern.

At April 4, 2009, we had $0.9 million in deferred financing fees related to the Credit Agreement. If the Lenders have the right to demand payment before the Credit Agreement terminates, we would expense any remaining unamortized deferred financing fees.

Capital Lease

During 2008, we entered into capital leases totaling $1.0 million for certain computer and manufacturing equipment. At April 4, 2009 and January 3, 2009, $0.3 million and $0.3 million, respectively, were included in other current liabilities and $0.5 million and $0.5 million, respectively, were included in capital lease obligations in our condensed consolidated balance sheets.

4. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors. Stock-based compensation awards are generally granted annually. We have awarded stock options, performance shares and restricted stock under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized ratably over the vesting period of each grant, which is generally four years. Stock-based compensation expense for the three months ended April 4, 2009 and March 29, 2008, was $1.0 million and $0.8 million, respectively.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (continued)

(unaudited)

5. Fair Value Measurements

On January 4, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, related to nonfinancial assets and liabilities on a prospective basis as required. Our nonfinancial assets relate primarily to long-lived assets and goodwill. We adopted SFAS No. 157 related to financial assets and liabilities on December 30, 2007, the beginning of fiscal 2008.

SFAS No. 157 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – observable inputs such as quoted prices in active markets;
•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities that are measured at fair value on a recurring basis

At April 4, 2009, we did not have any nonfinancial assets or liabilities that required a fair-value measurement on a recurring basis. Our financial assets and liabilities requiring a fair-value measurement on a recurring basis were not significant as of April 4, 2009.

Assets and liabilities that are measured at fair value on a non-recurring basis

Goodwill

The test for goodwill impairment is performed at least annually. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. These inputs are categorized as Level 1 inputs under SFAS No. 157.

Long-Lived Assets

We review our stores for impairment on a quarterly basis. Other long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize impairment charges for the difference between the fair value and the carrying amounts of the related long-lived assets. We generally estimate long-lived assets at fair value, including our retail stores, using the income approach in accordance with SFAS No. 157. The inputs used to determine fair value relate primarily to future assumptions regarding sales volumes, gross profit rates, promotional and discount rates, store operating expenses and applicable probability weightings regarding future alternative uses. These inputs are categorized as Level 3 inputs under SFAS No. 157. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

In addition, our fair value calculations reflect the deterioration of consumer spending and the more difficult economic environment. Our fair value calculations assume the ongoing availability of consumer credit and our ability to provide cost-effective consumer credit options. However, the recent tightening of credit standards, for our customers who seek extended financing from our third party financiers, was considered in our estimates.

The following table presents our nonfinancial assets that were measured and recorded at fair value on a non-recurring basis as of April 4, 2009, and the Asset Impairment Charges recorded during the three months ended April 4, 2009 on those assets:

		Fair Value Measured and Recorded At Reporting Date Using
	Net carrying value as of April 4, 2009	Level 1	Level 2	Level 3	Asset Impairment Charges for the three months ended April 4, 2009
Long-lived assets	$370	$—	$—	$370	$(370)

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (continued)

(unaudited)

6. Asset Impairment Charges

During the three months ended April 4, 2009, we recognized impairment charges of $0.4 million related to assets at certain stores expected to close prior to their normal lease termination dates. During the three months ended March 29, 2008, we determined that certain assets at underperforming stores were impaired and recognized impairment charges of $0.3 million.

Asset impairment charges is one of our critical accounting estimates and requires management to make estimates about future events including sales growth rates, cash flows and asset fair values. Predicting future events is inherently an imprecise activity. If actual results are not consistent with the estimates and assumptions used in our asset impairment calculations, we may incur additional impairment charges in the near term. See Note 5, Fair Value Measurements, for further information regarding our fair value measurements for long-lived assets.

7. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Interest expense	$(1,784)	$(516)
Interest income	14	88
Capitalized interest expense	—	182
Other expense, net	$(1,770)	$(246)

8. Income Taxes

Income tax expense was $1.2 million for the three months ended April 4, 2009, compared with an income tax benefit of $4.2 million for the same period one year ago. The effective tax rate was negative 78.7% for the first quarter of 2009 compared with 36.8% for the same period one year ago. During the three months ended April 4, 2009, we recorded $0.9 million of discrete tax expense adjustments as we increased our deferred tax valuation allowance due to the uncertainty regarding future taxable income. In addition, the first quarter of 2009’s estimated annual effective tax rate includes the impact of an increase in the full year valuation allowance that we expect to record during 2009 based on the guidance in SFAS No. 109, Income Taxes.

We had a $28.5 million and $26.9 million deferred tax valuation allowance at April 4, 2009, and January 3, 2009, respectively. Due to our net loss in 2008, our expectations that macro-economic trends and consumer confidence will remain weak throughout 2009, and uncertainty regarding future taxable income, we determined that it was more likely than not that a portion of our deferred tax assets would not be realized. In the fourth quarter of 2008, we established a $26.8 million valuation allowance against deferred tax assets that could not be realized through taxable income earned in available carryback periods. If and when our operating performance improves on a sustained basis, our conclusion regarding the need for the $28.5 million deferred tax valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in future periods.

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (continued)

(unaudited)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the three months ended April 4, 2009 was as follows (in thousands):

	Federal And State Tax	Accrued Interest And Penalties	Gross Unrecognized Income Tax Benefits
Balance January 3, 2009	$152	$3	$155
Increases related to prior-year tax positions	611	1	612
Balance April 4, 2009	$763	$4	$767

9. Net Loss per Common Share

The following computations reconcile net loss per share – basic with net loss per share – diluted (in thousands, except per share amounts):

	Three Months Ended
	April 4, 2009	March 29, 2008
Net loss	$(2,695)	$(7,133)

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	44,692	44,058
Effect of dilutive securities:
Options	—	—
Restricted shares	—	—

Diluted weighted-average shares outstanding	44,692	44,058

Net loss per share – basic	$(0.06)	$(0.16)
Net loss per share – diluted	$(0.06)	$(0.16)

We excluded potentially dilutive stock options totaling 5.0 million and 1.4 million for the three months ended April 4, 2009, and March 29, 2008, respectively, from diluted net loss per share because these securities’ exercise prices were greater than the average market price of our common shares. In addition, for the three months ended April 4, 2009, and March 29, 2008, we excluded 261,000 and 312,000 shares of restricted stock, respectively, and zero and 561,000 stock options, respectively, from the diluted net loss per share calculation as their inclusion would have had an anti-dilutive effect on our net loss per diluted share (i.e., resulted in a lower loss per share).

SELECT COMFORT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (continued)

(unaudited)

10. Commitments and Contingencies

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to these matters, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations or financial position. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations or financial position. We expense legal costs as incurred.

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

	Balance at Beginning of Quarter	Additions Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Quarter
2009	$8,049	$1,417	$1,603	$7,863
2008	9,503	2,693	2,753	9,443

Sales Returns

We accrue for sales returns at the time revenue is recognized and charge actual returns against the liability when they are received. We estimate future projected returns based on historical return rates. Our historical return policy was to allow returns for up to 30 nights following a sale. In January 2009 we modified our return policy, and now ask customers to complete the 30 night in-home trial before returning their bed to fully realize the bed’s benefits.

Our estimates of sales returns contain uncertainties as actual returns may vary from expected returns. Predicting future events is inherently an imprecise activity and may result in adjustments to net sales in future periods.

The activity in the sales returns liability account was as follows (in thousands):

	Balance at Beginning of Quarter	Additions that Reduce Net Sales	Deductions from Reserves	Balance at End of Quarter
2009	$2,744	$8,037	$6,581	$4,200
2008	3,751	9,803	10,098	3,456

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

•	Risk Factors
•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Outlook
•	Off-Balance-Sheet Arrangements and Contractual Obligations
•	Critical Accounting Policies

Risk Factors

The following discussion and analysis should be read in conjunction with the Condensed Consolidated financial Statements and the Notes thereto included herein. This quarterly report on Form 10-Q contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others:

•	Our current lack of adequate liquidity and capital resources and our ability to continue as a going concern;
•	Current general and industry economic trends and consumer confidence;
•	The efficiency and effectiveness of our marketing messages, advertising and promotional efforts;
•	Consumer acceptance of our products, product quality, innovation and brand image;
•	Availability of attractive and cost-effective consumer credit options;
•	Execution of our retail distribution strategy, including our ability to cost-effectively close under-performing store locations;
•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole source suppliers;
•	The vulnerability of key suppliers to recessionary pressures, labor negotiations, liquidity concerns or other factors;
•	Rising commodity costs and other inflationary pressures;
•	Industry competition;
•	Our ability to continue to improve our product line;
•	Warranty expenses;
•	Pending and potentially unforeseen litigation;
•	Increasing government regulations, including new flammability standards for the bedding industry and new safety standards for consumer products;
•	The adequacy of our management information systems to meet the evolving needs of our business and evolving regulatory standards applicable to data privacy and security;
•	Our ability to attract and retain senior leadership and other key employees, including qualified sales professionals; and
•	Global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

Additional information concerning these and other risks and uncertainties is contained under the caption “Risk Factors” in our Annual Report on Form 10-K (as amended) and in this Quarterly Report.

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

Highlights

Key financial highlights for the three months ended April 4, 2009 were as follows:

•

Net loss totaled $2.7 million, or ($0.06) per diluted share, compared with a net loss of $7.1 million, or ($0.16) per diluted share, for the same period one year ago. Operating income was $0.3 million for the first quarter of 2009, compared with an operating loss of $11.0 million last year.

•	Net sales decreased 17% to $139.6 million, compared with $168.2 million for the same period one year ago, primarily due to a 14% comparable-store sales decline for our company-owned retail stores.

•

Our gross profit rate increased to 58.6% of net sales, compared with 57.6% of net sales for the same period last year. The gross profit rate increase was primarily due to actions taken to improve manufacturing efficiencies, partially offset by an increase in promotional costs to generate customer traffic and drive sales.

•	Sales and marketing expenses decreased 26% to $67.3 million, or 48.2% of net sales, compared with $90.6 million, or 53.9% of net sales, for the same period one year ago.

•	General and administrative expenses declined $2.8 million compared with the prior year period primarily due to workforce reductions and other cost reduction initiatives.

•

Cash from operating activities totaled $24.1 million for the first three months of 2009, compared with $14.6 million for the same period one year ago. Operating cash flows for the first three months of 2009 included a $23.0 million refund of income taxes associated with the prior year’s loss. On April 17, 2009, the $23.0 million refund was used to reduce outstanding debt under the credit facility.

•

During the first three months of 2009, borrowings under our revolving credit facility decreased from $79.2 million at January 3, 2009 to $74.3 million at April 4, 2009. We have taken significant actions designed to stabilize sales, reduce our cost structure and improve profitability. We also have been exploring a range of strategic and financing alternatives to enhance our financial flexibility and maintain our liquidity. If we are unable to obtain additional capital, we may not be able to fund our operating needs and we could face a risk of default under our credit agreement.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	April 4, 2009			March 29, 2008
Net sales	$139.6	100.0%		$168.2	100.0%
Cost of sales	57.8	41.4%		71.2	42.4%
Gross profit	81.8	58.6%		96.9	57.6%

Operating expenses:
Sales and marketing	67.3	48.2%		90.6	53.9%
General and administrative	13.3	9.6%		16.2	9.6%
Research and development	0.5	0.3%		0.9	0.5%
Asset impairment charges	0.4	0.3%		0.3	0.2%
Total operating expenses	81.5	58.4%		108.0	64.2%
Operating income (loss)	0.3	0.2%		(11.0)	(6.6%	)
Other expense, net	(1.8)	(1.3%	)	(0.2)	(0.1%	)
Loss before income taxes	(1.5)	(1.1%	)	(11.3)	(6.7%	)
Income tax expense (benefit)	1.2	0.9%		(4.2)	(2.5%	)
Net loss	$(2.7)	(1.9%	)	$(7.1)	(4.2%	)

Net loss per share:
Basic	$ (0.06)			$ (0.16)
Diluted	$ (0.06)			$ (0.16)
Weighted-average number of common shares:
Basic	44.7			44.1
Diluted	44.7			44.1

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Percent of sales:
Retail	79.1%	78.7%
Direct	6.0%	7.5%
E-Commerce	5.5%	6.9%
Wholesale	9.4%	6.9%
Total	100.0%	100.0%

The components of total sales growth, including comparable-store sales changes, were as follows:

	Three Months Ended
	April 4, 2009		March 29, 2008
Sales change percentage rates:
Comparable-store sales	(14%	)	(25%	)
Net closed stores/other	(3%	)	5%
Retail total	(17%	)	(20%	)
Direct	(34%	)	(32%	)
E-Commerce	(34%	)	(19%	)
Wholesale	14%		(37%	)
Total sales change	(17%	)	(22%	)

The number of company-operated retail stores and independently owned and operated retail partner doors was as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008

Company-owned retail stores:
Beginning of period	471	478
Opened	—	7
Closed	(30)	(4)
End of period	441	481

Retail partner doors	838	774

Comparison of Three Months Ended April 4, 2009 with Three Months Ended March 29, 2008

Net sales

Net sales decreased 17% to $139.6 million for the three months ended April 4, 2009, compared with $168.2 million for the same period one year ago. The sales decrease was due to a 14% comparable-store sales decline in our company-owned retail stores, a year-over-year decline in the number of retail stores we operated, and a decrease in E-Commerce and direct channel sales, partially offset by an increase in wholesale channel sales. Total sales of mattress units decreased 12% compared to the same period one year ago, and the average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels increased 2% to $1,666, while sales of other products and services decreased by 20%.

The $28.6 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $21.9 million net decrease in sales from our company-owned retail stores, comprised of a $17.2 million decrease from comparable-stores and a $4.7 million decrease from the net decline in the number of stores we operated; (ii) a $4.4 million decrease in direct sales; and (iii) a $3.9 million decrease in E-Commerce channel sales; partially offset by, (iv) a $1.6 million increase in wholesale sales.

Gross profit

The gross profit rate increased to 58.6% of net sales for the three months ended April 4, 2009, compared with 57.6% for the same period one year ago. A majority of the gross profit rate increase was due to improved manufacturing efficiencies and actions taken to reduce supply chain and logistics costs which added approximately 3.0 percentage points (“ppt”) to our first quarter gross profit rate compared to the same period last year. During the fourth quarter of 2008 and the first quarter of 2009, we resized our manufacturing and logistics operations to better align with current customer demand. In addition, lower warranty expenses increased the first quarter gross profit rate by 1.0 ppt compared with the same period one year ago. These items were partially offset by: (i) an increase in promotional costs to generate customer traffic and drive sales in this more challenging macro-economic environment; and (ii) an increase in the percentage of net sales from our lower-margin wholesale distribution channels which decreased the gross profit rate by 2.0 ppt.

Sales and marketing expenses

Sales and marketing expenses for the three months ended April 4, 2009 decreased 26% to $67.3 million, or 48.2% of net sales, compared with $90.6 million, or 53.9% of net sales, for the same period one year ago. The $23.3 million decrease was primarily due to the following: (i) a 36% reduction in media spending compared to the same period one year ago; (ii) reduced variable and fixed selling expenses due to the net sales decline and store closings including lower financing costs, percentage rent expense, and store compensation and benefits; and (iii) lower depreciation expense due to store closings and prior periods’ store asset impairments. The sales and marketing expense rate declined 5.7 ppt compared to the same period one year ago despite the deleveraging impact of the 17% sales decline, benefiting from our cost reduction initiatives.

General and administrative expenses

General and administrative (“G&A”) expenses decreased 17% to $13.3 million for the three months ended April 4, 2009, compared with $16.2 million for the same period one year ago. The $2.8 million decrease in G&A expenses was primarily due to reduced compensation and benefit costs resulting from workforce reductions and discretionary spending cuts. The G&A expense rate of 9.6% of net sales for the three months ended April 4, 2009 was consistent with the prior year.

Research and development expenses

Research and development (“R&D”) expenses decreased to $0.5 million for the first quarter of fiscal 2009 compared with $0.9 million for the same period one year ago, and decreased as a percentage of net sales to 0.3% from 0.5% for the comparable prior-year period.

Asset impairment charges

On a quarterly basis, we review all of our stores for impairment. Other long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize impairment charges for the difference between the fair value and the carrying amounts of the related long-lived assets. We generally estimate the fair value of our store assets using the income approach based on the present value of cash flows expected to be generated by the assets in accordance with SFAS No. 157, Fair Value Measurements.

During the three months ended April 4, 2009, we recognized impairment charges of $0.4 million related to assets at certain stores expected to close prior to their normal lease termination dates. During the three months ended March 29, 2008, we determined that certain assets at underperforming stores were impaired and recognized impairment charges of $0.3 million.

Other expense, net

Other expense, net was $1.8 million for the three months ended April 4, 2009, compared with $0.2 million for the same period one year ago. The $1.5 million increase in other expense, net was driven by increased interest expense from borrowings under our revolving line of credit due to higher average debt balances and increased interest rates compared to the same period one year ago.

Income tax expense (benefit)

Income tax expense was $1.2 million for the three months ended April 4, 2009, compared with an income tax benefit of $4.2 million for the same period one year ago. The effective tax rate was negative 78.7% for the first quarter of 2009 compared with 36.8% for the same period one year ago. During the three months ended April 4, 2009, we recorded $0.9 million of discrete tax expense adjustments as we increased our deferred tax valuation allowance due to the uncertainty regarding future taxable income. In addition, the first quarter of 2009’s estimated annual effective tax rate includes the impact of an additional deferred tax valuation allowance that we expect to record during fiscal 2009 based on the guidance in SFAS No. 109, Income Taxes.

Liquidity and Capital Resources

As of April 4, 2009, we had cash and cash equivalents of $3.1 million compared with $13.1 million as of January 3, 2009. The $9.9 million decrease in cash and cash equivalents was primarily due to a $23.0 million increase in restricted cash (pursuant to an agreement with the Lenders) and a $9.8 million net decrease in short-term borrowings, partially offset by $24.1 million of cash provided by operating activities (which includes a $23.0 million refund of income taxes associated with the prior year’s loss).

The following table summarizes our cash flows for the three months ended April 4, 2009, and March 29, 2008 ($ in millions):

	Three Months Ended
	April 4, 2009	March 29, 2008
Total cash provided by (used in):
Operating activities	$24.1	$14.6
Investing activities	(24.3)	(10.3)
Financing activities	(9.8)	(5.4)
Decrease in cash and cash equivalents	$(9.9)	$(1.1)

Cash provided by operating activities for the three months ended April 4, 2009, and March 29, 2008 was $24.1 million and $14.6 million, respectively. The $9.5 million year-over-year increase in cash from operating activities was comprised of a $4.4 million reduction in our net loss compared to the same period one year ago, a $2.6 million increase in adjustments to reconcile net loss to cash provided by operating activities, and a $2.5 million increase in cash from changes in operating assets and liabilities. The year-over-year increase in cash from changes in operating assets and liabilities was primarily due to a reduction in income taxes receivable as we received a $23.0 million cash refund of income taxes resulting from the carryback of 2008 losses to prior years. Other changes in operating assets and liabilities include a current-year increase in accounts payable (timing of payments and extended payment terms), partially offset by a current year increase in accounts receivable (timing of wholesale sales and receipts), a current year increase in prepaid expenses and other assets (timing of rent and advertising obligations), a lower current-year decrease in inventories (both years reflect efforts to align inventories with lower sales volume), and a current year decrease in accrued compensation and benefits (changes in employee severance obligations and timing of bi-weekly payroll cash payments).

Net cash used in investing activities was $24.3 million for the three months ended April 4, 2009 compared with $10.3 million for the same period one year ago. The $14.0 million increase in net cash used in investing activities was principally due to our $23.0 million tax cash refund generated by the prior year’s loss resulting in an increase in restricted cash in accordance with the terms of our credit facility. During the first three months of fiscal 2009, we invested $1.2 million in property and equipment, compared with $10.3 million for the same period one year ago. During fiscal 2009 we expect to limit our purchases of property and equipment to business-critical expenditures. During the first three months of fiscal 2009 we did not open any new retail stores, compared with seven new retail stores opened during the same period one year ago.

Net cash used in financing activities was $9.8 million for the three months ended April 4, 2009, compared with $5.4 million for the same period one year ago. The $4.3 million increase in cash used in financing activities resulted from a greater current-year net decrease in short-term borrowings under our revolving line of credit, partially offset by a $0.1 million reduction in proceeds from the issuance of common stock related to stock option exercises and employee stock purchases. Book overdrafts are included in the net change in short-term borrowings.

On April 20, 2007, our Board of Directors authorized us to repurchase up to an additional $250 million of our common stock, bringing the total availability under our share repurchase program to $290 million. In the third quarter of 2007, we curtailed our share repurchases following the tightening of credit markets and the continued deterioration in the general economic environment. During 2008 and the three months ended April 4, 2009, we did not purchase any shares of our common stock. As of April 4, 2009, the remaining authorization under our stock repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares. We currently have no plans to repurchase our common stock.

In June 2006, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”). The Credit Agreement, as amended to date, provides a revolving credit facility in an aggregate amount of $85 million (scheduled to be reduced to $80 million as of July 1, 2009) for general corporate purposes. The Credit Agreement terminates in June 2010.

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

We had outstanding borrowings of $74.3 million and $79.2 million, under the credit facility as of April 4, 2009, and January 3, 2009, respectively. We also had outstanding letters of credit of $5.5 million and $5.9 million as of April 4, 2009, and January 3, 2009, respectively. Outstanding letters of credit reduce the amounts available under the credit facility. At April 4, 2009, and January 3, 2009, $5.2 million and $5.0 million, respectively, were available under this credit facility.

In March 2009, we received a $23.0 million federal income tax refund associated with the carryback of 2008 losses to prior years. Pursuant to an agreement with the Lenders, these funds were placed in a restricted cash account. On April 17, 2009, these funds were used to reduce outstanding debt under the credit facility. On May 8, 2009, the credit facility was amended to include an availability covenant that caps the amount available under the credit facility at the aggregate amount of the Lenders’ commitments less $15 million, or a net aggregate availability of $70 million. The amount outstanding under this facility, including letters of credits, was approximately $55.9 million as of May 8, 2009, leaving remaining availability of approximately $14.1 million. Cash requirements are expected to increase from current levels during the second quarter, which will require continued support and accommodation from the Lenders. We have been working closely with the Lenders and expect to continue to do so as we work toward a longer-term financing solution.

At April 4, 2009, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 4.00%). We also pay certain facility and agent fees. As of April 4, 2009, and January 3, 2009, interest rates on borrowings outstanding under the Credit Agreement were 7.3% and 6.0%, respectively. We are subject to certain financial covenants under the agreement, including a maximum leverage ratio, a minimum interest coverage ratio, minimum EBITDA requirements and capital expenditure limits.

Pursuant to a series of amendments of our Credit Agreement, the Lenders have waived compliance, through the close of business on May 30, 2009, with certain financial and other covenants under the Credit Agreement applicable to fiscal periods ending on or about December 31, 2008 through April 30, 2009. If not for this waiver from the Lenders, we would not be in compliance with the covenants under the Credit Agreement.

We have taken significant actions to improve our operating results and maintain our liquidity in the current challenging macro-economic environment, including corporate workforce reductions, reduced capital spending, executing plans to close stores, supply chain cost reduction initiatives, reduced media spending, reductions in fixed and discretionary marketing and selling expenses, and ceasing all activities associated with the implementation of SAP®-based information technology applications. We recently introduced lower product price points and initiated an enhanced promotional strategy designed to stabilize sales. We have worked with our vendors to extend our payment terms and maintain positive working relationships. In addition, we are pursuing various options to enhance our financial flexibility and fund our operations, including: implementing additional actions to reduce our cost structure and improve profitability, seeking to raise equity or debt capital, and seeking to amend the financial covenants under the Credit Agreement. Any amendment of the Credit Agreement may significantly increase the cost of credit provided under the credit facility and related expenses, which may adversely impact our profitability. Whether or not we obtain an amendment of the Credit Agreement, we are seeking additional capital through the issuance of debt or equity securities. We cannot provide assurance that we will be successful in obtaining additional capital, and any strategic or financing alternative has the potential to increase the Company’s cost of capital and/or be substantially dilutive to existing shareholders.

If we are unable to obtain additional capital, we may not be able to fund our operating needs and we could face a risk of default under the Credit Agreement. A default under the Credit Agreement would enable the Lenders to seek immediate payment in full of any amounts outstanding under the credit facility and to exercise various remedies as secured creditors, which may severely or completely constrain our ability to continue to operate our business as a going concern and may require us to seek protection from creditors through bankruptcy proceedings. Our uncertain financial position may also disrupt relationships with our suppliers. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We expect that macro-economic trends and consumer confidence will remain weak throughout 2009, and that our sales will decline commensurate with our peer group. As a result of the significant actions taken to reduce costs, we currently plan to achieve positive free cash flow and moderately improved profitability in fiscal 2009 (exclusive of the impact of asset impairments and other special charges incurred in 2008).

Sales assumptions for the remainder of 2009 include the anticipated opening of two new stores and closing of 25 additional stores.

We have taken actions to reduce 2009 fixed and discretionary costs by more than $80 million in addition to cost reduction and margin improvement actions in 2008 that aggregated to more than $40 million in fiscal 2008. Cost reductions in 2009 included the following:

•

Product redesign and supply chain restructuring that we believe will reduce product costs by $16 million. We project our gross margin rate to be at or slightly higher than 2008 as product cost reductions will be offset by an increase in promotional activities.

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

•

We expect general and administrative expenses to be approximately $48 million in 2009, reflecting reductions in workforce and fixed G&A expenses of approximately $10 million and before consideration of any additional incentive compensation expense that would be recorded if we exceed our earnings targets.

•	Capital expenditures are expected to be less than $5 million in 2009.

The second quarter of our fiscal year, due to the seasonality of our business, historically has had the lowest quarterly sales volume. We anticipate a net loss in the second quarter of fiscal 2009 that will exceed our first quarter net loss of $2.7 million. During the second quarter of fiscal 2009 we expect to: (i) close at least 12 stores; (ii) incur lower marketing expenses than the first quarter of fiscal 2009; (iii) continue to generate traffic and drive sales through promotional offers; and (iv) maintain capital expenditures at levels consistent with the $1.2 million incurred in the first quarter. Finally, we expect that operating cash flows will be negative in the second quarter of fiscal 2009. Cash requirements are expected to increase from current levels during the second quarter, which will require continued support and accommodation from the Lenders. We have been working closely with the Lenders and expect to continue to do so as we work toward a longer-term financing solution.

Finally, we will continue to analyze our existing manufacturing, distribution and retail operations to optimize our business performance. As a result, in future periods, we may incur restructuring expenses or asset impairment charges.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases and $5.5 million of outstanding letters of credit, we do not have any off-balance-sheet financing. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of April 4, 2009, we are not involved in any unconsolidated special purpose entity transactions.

There has been no material change in our contractual obligations since the end of fiscal 2008 other than decreasing borrowings under our revolving credit facility from $79.2 million as of January 3, 2009 to $74.3 million as of April 4, 2009 and $50.4 million as of May 8, 2009 (reflects the $23.0 million tax refund that was used to reduce outstanding debt under the credit facility on April 17, 2009). See Note 3, Debt, of the Notes to our Condensed Consolidated Financial Statements. See our Annual Report on Form 10-K (as amended) for the fiscal year ended January 3, 2009 for additional information regarding our contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K (as amended) for the fiscal year ended January 3, 2009. There were no significant changes in our accounting policies since the end of fiscal 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 4, 2009, our short-term debt was comprised primarily of borrowings under our revolving line of credit and capital lease obligations. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

Interest rates on borrowings under our revolving credit facility are based on terms negotiated with the Lenders through May 30, 2009. The credit facility’s interest rate may also be reset due to fluctuations in a market-based index, such as the prime rate. At April 4, 2009, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 4.00%). A hypothetical 100 basis point change in the interest rate of outstanding borrowings under our credit facility as of April 4, 2009 would change our annual consolidated pre-tax income or loss by $0.7 million.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of April 4, 2009.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 4, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to these matters, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations or financial position. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations or financial position. We expense legal costs as incurred.

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results are subject to a number of risks and uncertainties, including both those that are specific to our business and others that affect all businesses operating in a global environment. Investors should carefully consider the information in this report under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also the information under the heading, “Risk Factors” in our most recent Annual Report on Form 10-K (as amended). The risk factors discussed in the Annual Report on Form 10-K (as amended) and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional risk factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Liquidity and Capital Resources and Our Ability to Continue as a Going Concern. We may not have adequate liquidity and capital resources to fund our operating needs and continue as a going concern. We are seeking to raise additional capital through the issuance of debt or equity securities or a combination thereof, which may adversely impact our profitability and may be substantially dilutive to our existing shareholders. If we are unable to obtain additional capital, we may not be able to fund our operating needs, and we may not be able to continue as a going concern. We also face a risk of default under our Credit Agreement. Our uncertain financial position may also disrupt relationships with our suppliers and adversely impact our sales.

Cash generated from operations and remaining funds available under our existing credit facility may not provide sufficient liquidity for our operating and capital needs. The aggregate amount of the Lenders’ commitments under our credit facility was reduced to $85 million as of March 31, 2009. On April 17, 2009, $23 million in federal income tax refund proceeds previously received by the company were used to reduce outstanding debt under the credit facility. At the same time, the credit facility was amended to include an availability covenant that caps the amount available under the credit facility at the aggregate amount of the Lenders’ commitments less $15 million, or a net aggregate availability of $70 million. The amount outstanding under this facility, included letters of credit was approximately $55.9 million as of May 8, 2009, leaving remaining availability of approximately $14.1 million. This availability, together with cash generated from operations, may not be sufficient to fund our operating and capital needs.

We are seeking to raise additional capital through the issuance of debt or equity securities and to restructure the credit facility in order to provide adequate financial flexibility and liquidity to fund our operations and to avoid default under the Credit Agreement. The issuance of any additional debt securities or the restructuring of our credit facility could materially and adversely impact our profitability through higher interest costs and other fees. We cannot provide assurance that we will be successful in obtaining additional capital, and any strategic or financing alternative has the potential to increase the Company’s cost of capital and/or be substantially dilutive to existing shareholders.

Pursuant to a series of amendments of our Credit Agreement, the Lenders have waived compliance, through the close of business on May 31, 2009, with certain financial and other covenants under the Credit Agreement applicable to fiscal periods ending on or about December 31, 2008 through April 30, 2009. If not for this waiver from the Lenders, we would not be in compliance with the covenants under the Credit Agreement. If we are unable to obtain additional capital, we may not be able to finance our operating needs and the Lenders may not continue to waive compliance with prior or future financial covenants, which may result in a default under the Credit Agreement. A default under the Credit Agreement would enable the Lenders to seek immediate payment in full of any amounts outstanding under the Credit Agreement and to exercise various remedies as secured creditors, which may severely or completely constrain our ability to continue to operate our business as a going concern and may require us to seek protection from creditors through bankruptcy proceedings.

Our independent public accounting firm has issued an opinion on our fiscal 2008 consolidated financial statements stating that the consolidated financial statements have been prepared assuming we will continue as a going concern. The opinion further states that our losses from operations and inability to generate sufficient cash flow to meet obligations and sustain operations raise substantial doubt about our ability to continue as a going concern. This opinion, as well as our uncertain financial position, may disrupt relationships with our suppliers, which may prevent us from obtaining necessary components, supplies or services on acceptable terms or at all, and may adversely impact consumer confidence in our ability to honor our warranty obligations, which may adversely impact our sales, profitability and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2009 through January 31, 2009	—	NA	—
February 1, 2009 through February 28, 2009	—	NA	—
March 1, 2009 through April 4, 2009	—	NA	—
Total	—	NA	—	$206,762

(1)  On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250.0 million of its common stock, bringing the total availability under our share repurchase program to $290.0 million. The Finance Committee of the Board of Directors reviews repurchases under this program on a quarterly basis. There is no expiration date governing the period over which we can repurchase shares. As of April 4, 2009, the total outstanding authorization was $206.8 million. We may terminate or limit the stock repurchase program at any time. We currently have no plans to repurchase shares under this authorization.

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

10.2

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

10.3

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

10.4

Waiver under Credit Agreement dated as of March 30, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed April 3, 2009 (File No. 0-25121)

10.5

Amendment No. 9 to Credit Agreement dated as of April 17, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed April 23, 2009 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: May 13, 2009	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer
(principal executive officer)

	By:	/s/ James C. Raabe
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

10.2

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

10.3

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

10.4

Waiver under Credit Agreement dated as of March 30, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed April 3, 2009 (File No. 0-25121)

10.5

Amendment No. 9 to Credit Agreement dated as of April 17, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed April 23, 2009 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith