Form 10-Q
period 2009-07-04
SELECT COMFORT CORP
filed 2009-08-07
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 4, 2009

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

YES ☐ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of July 4, 2009, 45,596,000 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) July 4, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$4,471	$13,057
Accounts receivable, net of allowance for doubtful accounts of $378 and $713, respectively	4,279	4,939
Inventories	15,706	18,675
Income taxes receivable	3,732	25,900
Prepaid expenses	5,932	4,109
Deferred income taxes	—	1,323
Other current assets	444	1,150
Total current assets	34,564	69,153
Property and equipment, net	45,213	53,274
Deferred income taxes	—	5,941
Other assets	7,143	7,045
Total assets	$86,920	$135,413

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$43,800	$79,150
Accounts payable	34,119	40,274
Customer prepayments	10,350	11,480
Accruals:
Sales returns	2,361	2,744
Compensation and benefits	15,097	14,575
Taxes and withholding	3,073	2,938
Other current liabilities	7,783	8,526
Total current liabilities	116,583	159,687
Non-current liabilities:
Warranty liabilities	5,633	5,956
Deferred income taxes	443	—
Capital lease obligations	398	621
Other long-term liabilities	10,226	10,779
Total non-current liabilities	16,700	17,356
Total liabilities	133,283	177,043

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 45,596 and 44,962 shares issued and outstanding, respectively	456	450
Additional paid-in capital	6,334	4,417
Accumulated deficit	(53,153)	(46,497)
Total shareholders’ deficit	(46,363)	(41,630)
Total liabilities and shareholders’ deficit	$86,920	$135,413

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited – in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	$120,647	$152,055	$260,261	$320,220
Cost of sales	46,307	61,411	104,137	132,650
Gross profit	74,340	90,644	156,124	187,570

Operating expenses:
Sales and marketing	61,107	85,427	128,420	176,027
General and administrative	11,693	14,101	25,038	30,262
Research and development	478	643	964	1,517
Asset impairment charges	110	724	488	1,057
Total operating expenses	73,388	100,895	154,910	208,863
Operating income (loss)	952	(10,251)	1,214	(21,293)
Other expense, net	(1,477)	(633)	(3,247)	(879)
Loss before income taxes	(525)	(10,884)	(2,033)	(22,172)
Income tax expense (benefit)	3,436	(4,293)	4,623	(8,448)
Net loss	$(3,961)	$(6,591)	(6,656)	$(13,724)

Net loss per share – basic	$(0.09)	$(0.15)	$(0.15)	$(0.31)
Weighted-average shares – basic	44,827	44,138	44,760	44,098

Net loss per share – diluted	$(0.09)	$(0.15)	$(0.15)	$(0.31)
Weighted-average shares – diluted	44,827	44,138	44,760	44,098

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Deficit
(unaudited – in thousands)

			Additional Paid-In Capital
	Common Stock			Accumulated Deficit
	Shares	Amount			Total
Balance at January 3, 2009	44,962	$450	$4,417	$(46,497)	$(41,630)
Exercise of common stock options	10	—	6	—	6
Tax benefit from stock-based compensation	—	—	15	—	15
Stock-based compensation	—	3	1,824	—	1,827
Issuances of common stock	624	3	72	—	75
Net loss	—	—	—	(6,656)	(6,656)
Balance at July 4, 2009	45,596	$456	$6,334	$(53,153)	$(46,363)

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net loss	$(6,656)	$(13,724)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,734	11,933
Stock-based compensation	1,827	2,126
Disposals and impairments of assets	485	1,062
Excess tax benefits from stock-based compensation	—	(15)
Changes in deferred income taxes	7,707	(2,366)
Changes in operating assets and liabilities:
Accounts receivable	660	13,336
Inventories	2,969	12,241
Income taxes receivable	22,168	(5,733)
Prepaid expenses and other assets	(1,662)	2,645
Accounts payable	889	(8,268)
Customer prepayments	(1,130)	827
Accrued sales returns	(383)	(870)
Accrued compensation and benefits	522	589
Accrued taxes and withholding	135	(1,518)
Warranty liabilities	(437)	(782)
Other accruals and liabilities	(1,256)	(1,048)
Net cash provided by operating activities	35,572	10,435

Cash flows from investing activities:
Purchases of property and equipment	(1,949)	(20,886)
Proceeds from sales of property and equipment	15	—
Net cash used in investing activities	(1,934)	(20,886)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(42,320)	10,982
Proceeds from issuance of common stock	96	377
Excess tax benefits from stock-based compensation	—	15
Debt issuance costs	—	(1,400)
Net cash (used in) provided by financing activities	(42,224)	9,974

Decrease in cash and cash equivalents	(8,586)	(477)
Cash and cash equivalents, at beginning of period	13,057	7,279
Cash and cash equivalents, at end of period	$4,471	$6,802

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation, Liquidity and Going Concern

We prepared the condensed consolidated financial statements as of and for the three and six months ended July 4, 2009 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of July 4, 2009, and January 3, 2009 and the results of operations and cash flows for the periods presented. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K (as amended) for the fiscal year ended January 3, 2009 and our definitive proxy materials filed with the Securities and Exchange Commission (“SEC”) on July 28, 2009. Operating results for any quarterly period may not be indicative of operating results for the full year.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Illiquid credit markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Our critical accounting policies relate to asset impairment charges, stock-based compensation, deferred income taxes, self-insured liabilities, warranty liabilities and revenue recognition.

The consolidated financial statements include the accounts of Select Comfort Corporation and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In 2008, following several years of generating positive net income, we realized a net loss of $70.2 million, including $34.6 million of asset impairment charges and a $26.8 million charge for the establishment of a deferred tax valuation allowance. Our 2008 operating results were significantly affected by an industry-wide decrease in consumer spending. While we generated positive operating cash flows in 2008 and the first six months of 2009, the decline in our 2008 operating performance and the acceleration of the decline of consumer demand during 2008 has affected our liquidity.

While second quarter 2009 comparable-store sales trends have improved from the fourth quarter of 2008 and the first quarter of 2009, we expect macro-economic trends and consumer confidence to remain weak for the remainder of 2009. We have taken significant actions designed to return the Company to profitability and generate positive cash flows to fund our business, including: workforce reductions, reduced capital spending, closing of 51 underperforming stores during the first six months of fiscal 2009, supply chain cost reduction initiatives, reduced media spending, reductions in fixed and discretionary marketing and selling expenses, and ceasing all activities associated with the implementation of SAP®-based information technology applications. We introduced lower product price points and initiated an enhanced promotional strategy designed to stabilize sales. As a result of actions taken to date, during the first six months of 2009 we generated operating income of $1.2 million and cash flows from operating activities of $35.6 million, including a $25.8 million tax refund associated with the carryback of our 2008 pre-tax loss.

We continue to operate under and rely on short-term waivers to comply with certain ongoing covenants associated with our $75.0 million revolving credit facility. On May 26, 2009, we announced that we had entered into a securities purchase agreement with Sterling Partners, a leading growth-oriented, U.S.-based private equity firm. Under the terms of the agreement, Sterling Partners would purchase 50 million shares of common stock at $0.70 per share, for a total investment of $35.0 million. These shares would represent a 52.3 percent ownership interest in the Company. The investment is subject to shareholder approval and customary closing conditions, and the Company expects the closing of the transaction to occur in late August. The Company believes there is uncertainty with respect to its ability to secure a longer-term amendment to the credit agreement without consummation of the transaction with Sterling Partners, and a likelihood of significant cost, dilution, limited financial flexibility and limited term in the event such an amendment could be secured. In conjunction with the purchase agreement, the Company’s existing lenders have agreed to negotiate in good faith to amend and restate the Company’s current credit agreement. The amended credit agreement would provide maximum availability of $70.0 million, include improved operating covenants and extend the maturity from June 2010 to December 2012. The amended credit agreement is subject to final lender approval and definitive documentation.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

We have scheduled a Special Meeting of Shareholders for August 27, 2009 for the purpose of seeking shareholder approval of the Sterling Transaction. Definitive proxy materials have been mailed to shareholders of record as of the close of business on July 20, 2009 related to this Special Meeting of Shareholders. We urge our shareholders to read and carefully consider the matters set forth in these definitive proxy materials.

Our ability to continue as a going concern may be dependent on various factors, including: macro-economic trends, the successful execution of our cost reduction plans, and the consummation of the Sterling Transaction and the related amendment of our credit facility. Some of these factors are not entirely within our control. These conditions may raise doubt about our ability to continue as a going concern.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009 and will be applied prospectively. The adoption of SFAS No. 165 in the second quarter of fiscal 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, require companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009 and were effective for us beginning in the second quarter of fiscal 2009. The adoption of these standards did not have a material impact on our consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

2. Inventories

Inventories consisted of the following (in thousands):

	July 4, 2009	January 3, 2009
Raw materials	$3,759	$4,280
Work in progress	76	99
Finished goods	11,871	14,296
Inventories	$15,706	$18,675

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

The Credit Agreement, as amended to date, provides a revolving credit facility for general corporate purposes with net aggregate availability of $75.0 million (after deducting $5.0 million required by a minimum availability covenant). The Credit Agreement terminates in June 2010.

We had outstanding borrowings of $43.8 million and $79.2 million, under the credit facility as of July 4, 2009, and January 3, 2009, respectively. We also had outstanding letters of credit of $5.5 million and $5.9 million as of July 4, 2009, and January 3, 2009, respectively. Outstanding letters of credit reduce the amounts available under the credit facility. At July 4, 2009, and January 3, 2009, $25.7 million and $5.0 million, respectively, were available under this credit facility.

During the first six months of 2009, we received a $25.8 million federal income tax refund associated with the carryback of 2008 losses to prior years. Pursuant to an agreement with the Lenders, in April 2009 these funds were used to reduce outstanding debt under the credit facility.

At July 4, 2009, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 5.50%). We also pay certain facility and agent fees. As of July 4, 2009, and January 3, 2009, interest rates on borrowings outstanding under the Credit Agreement were 8.75% and 6.0%, respectively. We are subject to certain financial covenants under the agreement, including a maximum leverage ratio, a minimum interest coverage ratio, minimum EBITDA requirements, minimum availability, cash usage and capital expenditure limits.

Pursuant to a series of amendments of our Credit Agreement, the most recent of which was entered into in connection with the execution of the Securities Purchase Agreement related to the Sterling Transaction, described below, the Lenders have waived compliance with certain financial covenants under the Credit Agreement applicable to fiscal periods ended on or about December 31, 2008 through the Waiver Termination Date, including the minimum interest coverage ratio and the maximum leverage ratio covenants. At July 4, 2009, our actual interest coverage ratio was 1.08 to 1.00 and the required ratio was not less than 1.25 to 1.00. At July 4, 2009, our leverage ratio was 4.96 to 1.00 and the required ratio was a maximum of 3.50 to 1.00. The Waiver Termination Date is the earliest to occur of (i) September 14, 2009, (ii) the date that capital expenditures for fiscal 2009 exceed $4.0 million in the aggregate, (iii) the date the Company amends, supplements or modifies the Securities Purchase Agreement with Sterling Partners without the prior written consent of the Administrative Agent for the Lenders, (iv) failure of the Company to obtain shareholder approval of the Sterling Transaction by September 7, 2009, (v) the date either the Company or Sterling Partners terminates its obligations under the Securities Purchase Agreement, or (vi) the Securities Purchase Agreement at any time shall cease to be in full force and effect. Following the Waiver Termination Date, in the absence of a further amendment or waiver, we would not be in compliance with certain financial covenants under the Credit Agreement.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

We have scheduled a Special Meeting of Shareholders for August 27, 2009 for the purpose of seeking shareholder approval of the Sterling Transaction. Definitive proxy materials have been mailed to shareholders of record as of the close of business on July 20, 2009 related to this Special Meeting of Shareholders. We urge our shareholders to read and carefully consider the matters set forth in these definitive proxy materials.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”). The GE Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. At July 4, 2009, the required maximum leverage ratio was 3.00 to 1:00. Our actual leverage ratio was 4.96 to 1.00. At July 4, 2009, the required minimum interest coverage ratio was 1.75 to 1.00. Our actual interest coverage ratio was 1.08 to 1.00.

As our recent results placed us outside of these financial covenants, we were required under the terms of the GE Agreement to provide GE Money Bank with a $2.7 million letter of credit. The letter of credit is supported by our Credit Agreement and reduces the amount available under the Credit Agreement. The letter of credit covers the risk to GE Money Bank for sales returns and warranty claims should we be unable to pay these claims. Under the terms of our agreement with GE, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. GE Money Bank may draw on this letter of credit by certifying that we have failed to fund any amounts due under the GE Agreement or have filed for (or are subject to an involuntary procedure with respect to) bankruptcy protection.

Capital Lease

During 2008, we entered into capital leases totaling $1.0 million for certain computer and manufacturing equipment. At July 4, 2009 and January 3, 2009, $0.3 million and $0.3 million, respectively, were included in other current liabilities and $0.5 million and $0.5 million, respectively, were included in capital lease obligations in our condensed consolidated balance sheets.

4. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors. Stock-based compensation awards are generally granted annually. We have awarded stock options and restricted stock, either of which can be performance based, under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized ratably over the vesting period of each grant, which is generally four years. Stock-based compensation expense for the three months ended July 4, 2009 and June 28, 2008, was $0.8 million and $1.3 million, respectively. Stock-based compensation expense for the six months ended July 4, 2009 and June 28, 2008, was $1.8 million and $2.1 million, respectively.

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

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

Assets and liabilities that are measured at fair value on a recurring basis

At July 4, 2009, we did not have any nonfinancial assets or liabilities that required a fair-value measurement on a recurring basis. Our financial assets and liabilities requiring a fair-value measurement on a recurring basis were not significant as of July 4, 2009.

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

The following table presents our nonfinancial assets that were measured and recorded at fair value on a non-recurring basis as of July 4, 2009, and the asset impairment charges recorded during the six months ended July 4, 2009 on those assets (in thousands):

		Fair Value Measured and Recorded At Reporting Date Using
					Impairment Charges for the Six Months Ended July 4, 2009

	Net Carrying Value as of July 4, 2009

		Level 1	Level 2	Level 3
Long-lived assets	$121	$—	$—	$121	$(488)

Financial Assets and Liabilities not Measured at Fair Value

Certain of our financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature or variable interest rate. These financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings under revolving credit facility.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - (continued)
(unaudited)

6. Asset Impairment Charges

During the three and six months ended July 4, 2009, we recognized impairment charges of $0.1 million and $0.5 million, respectively, primarily related to assets at certain stores expected to close prior to their normal lease termination dates. The impairment charges for the three months ended July 4, 2009, included $70,000 of impairment charges related to equipment and software. During the three and six months ended June 28, 2008, we determined that certain assets at underperforming stores were impaired and recognized impairment charges of $0.7 million and $1.1 million, respectively.

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

7. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Interest expense	$(1,408)	$(732)	$(3,192)	$(1,248)
Interest income	—	1	14	89
Capitalized interest expense	—	229	—	411
Write-off unamortized debt cost	(69)	(131)	(69)	(131)
Other expense, net	$(1,477)	$(633)	$(3,247)	$(879)

8. Income Taxes

In the fourth quarter of 2008, due to our pre-tax loss, our expectations that macro-economic trends and consumer confidence would remain weak throughout 2009, and uncertainty regarding future taxable income, we determined that it was more likely than not that a portion of our deferred tax assets would not be realized and established a $26.8 million valuation allowance against deferred tax assets that could not be realized through taxable income earned in available carryback periods. Our deferred tax valuation allowance at July 4, 2009, and January 3, 2009, was $33.4 million and $26.9 million, respectively. If and when our operating performance improves on a sustained basis, our conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in future periods.

The effective tax rates for the three and six months ended July 4, 2009 were negative 654.5% and negative 227.4%, respectively, compared with 39.4% and 38.1%, respectively, for the same periods one year ago. The changes in the effective tax rates for both the three and six months ended July 4, 2009 were due to increases in our deferred tax valuation allowance for certain deferred tax assets that we recorded during the first six months of 2009 based on the guidance in SFAS No. 109, Income Taxes.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the six months ended July 4, 2009 was as follows (in thousands):

	Federal and State Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance January 3, 2009	$152	$3	$155
Increases related to prior-year tax positions	595	17	612
Balance July 4, 2009	$747	$20	$767

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - (continued)
(unaudited)

9. Net Loss per Common Share

The following computations reconcile net loss per share – basic with net loss per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net loss	$(3,961)	$(6,591)	$(6,656)	$(13,724)

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	44,827	44,138	44,760	44,098
Effect of dilutive securities:
Options	—	—	—	—
Restricted shares	—	—	—	—

Diluted weighted-average shares outstanding	44,827	44,138	44,760	44,098

Net loss per share – basic	$(0.09)	$(0.15)	$(0.15)	$(0.31)
Net loss per share – diluted	$(0.09)	$(0.15)	$(0.15)	$(0.31)

We excluded potentially dilutive stock options totaling 5.0 million and 5.5 million for the three and six months ended July 4, 2009, respectively, and 4.8 million and 4.1 million for the three and six months ended June 28, 2008, respectively, from our diluted net loss per share calculations because these securities’ exercise prices were greater than the average market price of our common shares.

In addition, we excluded certain restricted stock shares and stock options from our diluted net loss per share calculations as their inclusion would have had an anti-dilutive effect on our net loss per diluted share (i.e., resulted in a lower loss per share). For the three and six months ended July 4, 2009, we excluded 180,000 and 216,000 shares of restricted stock, respectively, and 29,000 and zero stock options, respectively. For the three and six months ended June 28, 2008, we excluded 408,000 and 388,000 shares of restricted stock, respectively, and 236,000 and 368,000 stock options, respectively.

10. Commitments and Contingencies

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California. On September 30, 2008, the Court granted our motion to dismiss and strike the purported class action claims, and allowed the plaintiff leave to amend the complaint. On October 30, 2008, the plaintiff filed a first amended complaint alleging facts similar to those asserted in the initial complaint and asserting additional claims, including antitrust and RICO claims. On June 5, 2009, the Court granted our motion to dismiss and strike the purported class action claims of the first amended complaint, and allowed the plaintiff leave to amend the complaint with respect to certain of the alleged claims, including claims related to negligence, product liability, breach of warranty and unfair competition under California statutes. On July 6, 2009, the plaintiff filed a second amended complaint alleging facts similar to those asserted in the initial complaint limiting the purported class to California and Florida residents, and asserting claims related to negligence, product liability, breach of warranty under federal and state statutes and unfair competition under state statutes. As of July 4, 2009, no accrual had been established with respect to this matter as we believe that the complaint is without merit and we intend to continue to vigorously defend the claims.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - (continued)
(unaudited)

We are involved from time to time in various other legal proceedings arising in the ordinary course of our business, including primarily commercial, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these other matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to these other matters, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

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

	July 4, 2009	June 28, 2008
Balance at beginning of year	$8,049	$9,503
Additions charged to costs and expenses for current-year sales	2,491	3,271
Deductions from reserves	(3,045)	(5,026)
Changes in liability for pre-existing warranties during the current year, including expirations	117	974
Balance at end of period	$7,612	$8,722

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

The activity in the sales returns liability account was as follows (in thousands):

	July 4, 2009	June 28, 2008
Balance at beginning of year	$2,744	$3,751
Additions that reduce net sales	12,450	17,798
Deductions from reserves	(12,833)	(18,668)
Balance at end of period	$2,361	$2,881

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

Risk Factors

The following discussion and analysis should be read in conjunction with the Condensed Consolidated financial Statements and the Notes thereto included herein. This quarterly report on Form 10-Q contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others:

•

The occurrence of any event, change or other circumstances that could give rise to the termination of the securities purchase agreement with Sterling Partners, including without limitation any failure to obtain shareholder approval or failure to satisfy any of the conditions to closing of the proposed transaction;

•	The outcome of any legal proceedings that may be instituted against us with respect to the proposed transaction with Sterling Partners;

•	The risk that the proposed transaction with Sterling Partners disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed transaction;

•	Other risks, including our ability to improve sales and operating results and to realize cost savings;

•

Our ability to fund our operations through cash flow from operations or availability under our bank line of credit or other sources, and the cost of credit or other capital resources necessary to finance operations;

•

The risk of non-compliance with financial covenants under our bank line of credit and the risk that we may not be successful in obtaining continuing waivers or other financial accommodations from our lenders;

•

The potential need to obtain additional capital through the issuance of debt or equity securities, including pursuant to the proposed transaction with Sterling Partners, which may significantly increase our costs or dilute our existing shareholders, and the risk that we may not be successful in obtaining additional capital that may be needed;

•	Current general and industry economic trends and consumer confidence;

•	The efficiency and effectiveness of our marketing messages, advertising and promotional efforts;

•	Consumer acceptance of our products, product quality, innovation and brand image;

•	Availability of attractive and cost-effective consumer credit options;

•	Execution of our retail store distribution strategy, including our ability to cost-effectively close under-performing store locations;

•	Our dependence on significant suppliers, and our ability to maintain relationships with key suppliers, including several sole source suppliers;

•	The vulnerability of key suppliers to recessionary pressures, labor negotiations, liquidity concerns or other factors;

•	Rising commodity costs and other inflationary pressures;

•	Industry competition;

•	Our ability to continue to improve our product line;

•	Warranty expenses;

•	Risks of pending and potentially unforeseen litigation;

•

Increasing government regulations, including new flammability standards for the bedding industry and new safety standards for consumer products, which have or will add product cost pressures and have or will require implementation of systems and manufacturing process changes to ensure compliance;.

•	The adequacy of our management information systems to meet the evolving needs of our business and evolving regulatory standards applicable to data privacy and security;

•	Our ability to attract and retain senior leadership and other key employees, including qualified sales professionals; and

•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

Results of Operations

Quarterly and Annual Results

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, the timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, the timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, the timing of promotional offerings, competitive factors, changes in commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail sales, timing of QVC shows and wholesale sales, consumer confidence and general economic conditions. Furthermore, a substantial portion of our net sales is often realized in the last month of a quarter, due in part to our promotional schedule and commission structure. As a result, we may be unable to adjust spending in a timely manner, and our business, financial condition and operating results may be significantly harmed. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Key financial highlights for the three months ended July 4, 2009 were as follows:

•

Net loss totaled $4.0 million, or ($0.09) per diluted share, compared with a net loss of $6.6 million, or ($0.15) per diluted share, for the same period one year ago. Second quarter 2009 net loss includes a $3.6 million non-cash charge related to an increase in our deferred tax valuation allowance.

•

Net sales decreased 21% to $120.6 million, compared with $152.1 million for the same period one year ago, primarily due to an 11% comparable-store sales decline for our company-owned retail stores and a reduction in our store base. Comparable-store sales trends have improved relative to a decline of 29% in the fourth quarter of 2008 and a decline of 14% in the first quarter of 2009.

•

Operating income improved to $1.0 million for the three months ended July 4, 2009, compared with an operating loss of $10.3 million last year due to the significant actions taken to return the Company to profitability.

•	Our gross profit rate increased to 61.6% of net sales, compared with 59.6% of net sales for the same period last year.

•	Sales and marketing expenses decreased 28%, or $24.3 million, from the same period one year ago.

•	General and administrative expenses declined $2.4 million compared with the prior year period.

•

Cash from operating activities totaled $35.6 million for the first six months of 2009, compared with $10.4 million for the same period one year ago. Operating cash flows for the first six months of 2009 included a $25.8 million refund of income taxes associated with our 2008 pre-tax loss. During the second quarter, the $25.8 million refund was used to reduce borrowings under our revolving credit facility.

•	During the first six months of 2009, borrowings under our revolving credit facility decreased from $79.2 million at January 3, 2009 to $43.8 million at July 4, 2009.

•

On May 26, 2009, we announced that we had entered into a securities purchase agreement with Sterling Partners, a leading growth-oriented, U.S.-based private equity firm. Under the terms of the agreement, Sterling Partners would purchase 50 million shares of common stock at $0.70 per share, for a total investment of $35.0 million. These shares would represent a 52.3 percent ownership interest in the Company. The investment is subject to shareholder approval and customary closing conditions and the Company expects the closing of the transaction to occur in late August. The Company believes there is uncertainty with respect to its ability to secure a longer-term amendment to the credit agreement without consummation of the transaction with Sterling Partners, and a likelihood of significant cost, dilution, limited financial flexibility and limited term in the event such an amendment could be secured. In conjunction with the purchase agreement, the Company’s existing lenders have agreed to negotiate in good faith to amend and restate the Company’s current credit agreement. The amended credit agreement would provide maximum availability of $70.0 million, include improved operating covenants and extend the maturity from June 2010 to December 2012. The amended credit agreement is subject to final lender approval and definitive documentation.

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

	Three Months Ended						Six Months Ended
	July 4, 2009			June 28, 2008			July 4, 2009			June 28, 2008
Net sales	$120.6	100.0%		$152.1	100.0%		$260.3	100.0%		$320.2	100.0%
Cost of sales	46.3	38.4%		61.4	40.4%		104.1	40.0%		132.7	41.4%
Gross profit	74.3	61.6%		90.6	59.6%		156.1	60.0%		187.6	58.6%

Operating expenses:
Sales and marketing	61.1	50.6%		85.4	56.2%		128.4	49.3%		176.0	55.0%
General and administrative	11.7	9.7%		14.1	9.3%		25.0	9.6%		30.3	9.5%
Research and development	0.5	0.4%		0.6	0.4%		1.0	0.4%		1.5	0.5%
Asset impairment charges	0.1	0.1%		0.7	0.5%		0.5	0.2%		1.1	0.3%
Total operating expenses	73.4	60.8%		100.9	66.4%		154.9	59.5%		208.9	65.2%
Operating income (loss)	1.0	0.8%		(10.3)	(6.7%	)	1.2	0.5%		(21.3)	(6.6%	)
Other expense, net	(1.5)	(1.2%	)	(0.6)	(0.4%	)	(3.2)	(1.2%	)	(0.9)	(0.3%	)
Loss before income taxes	(0.5)	(0.4%	)	(10.9)	(7.2%	)	(2.0)	(0.8%	)	(22.2)	(6.9%	)
Income tax expense (benefit)	3.4	2.8%		(4.3)	(2.8%	)	4.6	1.8%		(8.4)	(2.6%	)
Net loss	$(4.0)	(3.3%	)	$(6.6)	(4.3%	)	$(6.7)	(2.6%	)	$(13.7)	(4.3%	)

Net loss per share:
Basic	$(0.09)	$(0.15)	$(0.15)	$(0.31)
Diluted	$(0.09)	$(0.15)	$(0.15)	$(0.31)
Weighted-average number of common shares:
Basic	44.8	44.1	44.8	44.1
Diluted	44.8	44.1	44.8	44.1

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Percent of net sales:
Retail	78.9%	74.5%	79.0%	76.7%
Direct	7.5%	8.7%	6.7%	8.1%
E-Commerce	5.2%	6.1%	5.3%	6.5%
Wholesale	8.4%	10.7%	9.0%	8.7%
Total	100.0%	100.0%	100.0%	100.0%

The components of total sales growth, including comparable-store sales changes, were as follows:

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
Net sales growth rates:
Comparable stores	(11%	)	(20%	)	(13%	)	(23%	)
Net new stores	(5%	)	5%		(3%	)	6%
Retail total	(16%	)	(15%	)	(16%	)	(17%	)
Direct	(31%	)	(13%	)	(33%	)	(24%	)
E-Commerce	(32%	)	(27%	)	(33%	)	(23%	)
Wholesale	(38%	)	(12%	)	(16%	)	(25%	)
Total net sales growth	(21%	)	(15%	)	(19%	)	(19%	)

The numbers of company-owned retail stores and independently owned and operated retail partner stores was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Company-owned retail stores:
Beginning of period	441	481	471	478
Opened	—	6	—	13
Closed	(21)	(9)	(51)	(13)
End of period	420	478	420	478
Retail partner doors	850	778	850	778

Comparison of Three Months Ended July 4, 2009 with Three Months Ended June 28, 2008

Net sales
Net sales decreased 21% to $120.6 million for the three months ended July 4, 2009, compared with $152.1 million for the same period one year ago. The sales decrease was due to an 11% comparable-store sales decline in our company-owned retail stores, a year-over-year decline in the number of retail stores we operated, and a decrease in wholesale, direct and E-Commerce channel sales. Total sales of mattress units decreased 24% compared to the same period one year ago and sales of other products and services decreased by 12%. The average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels decreased 2% to $1,793.

The $31.4 million net sales decrease compared with the same period one year ago was comprised of the following: (i) an $18.1 million net decrease in sales from our company-owned retail stores, comprised of an $11.3 million decrease from comparable-stores and a $6.8 million decrease from the net decline in the number of stores we operated; (ii) a $6.2 million decrease in wholesale sales; (iii) a $4.1 million decrease in direct sales; and (iv) a $3.0 million decrease in E-Commerce sales.

Gross profit
The gross profit rate increased to 61.6% of net sales for the three months ended July 4, 2009, compared with 59.6% for the same period one year ago. A majority of the gross profit rate increase was due to improved manufacturing efficiencies and actions taken to reduce supply chain and logistics costs which added approximately 2.0 percentage points (“ppt.”) to our second quarter gross profit rate compared to the same period last year. During the fourth quarter of 2008 and the first six months of 2009, we resized our manufacturing and logistics operations to better align with current customer demand. In addition, an increase in the percentage of net sales from our retail distribution channel improved the second quarter gross profit rate by approximately 1.5 ppt. and lower warranty expenses improved the gross profit rate by 0.5 ppt. compared with the same period one year ago. These improvements were partially offset by an increase in promotional costs to generate customer traffic and drive sales in this more challenging macro-economic environment.

Sales and marketing expenses
Sales and marketing expenses for the three months ended July 4, 2009 decreased 28% to $61.1 million, or 50.6% of net sales, compared with $85.4 million, or 56.2% of net sales, for the same period one year ago. The $24.3 million decrease was due to the following: (i) a $17.2 million reduction in marketing expenses, reflecting a 44% decrease in media spending, compared to the same period one year ago; and (ii) a $7.1 million decrease in variable and fixed selling expenses including store compensation and benefits, occupancy expenses and store depreciation due to the net sales decline and reduced store base. The reduction in marketing expenses was primarily due to our focus on enhancing the effectiveness and efficiency of our marketing expenditures. The sales and marketing expense rate declined 5.6 ppt. compared to the same period one year ago, with the benefits from the cost reduction initiatives more than offsetting the deleveraging impact of the 21% net sales decline.

General and administrative expenses
General and administrative (“G&A”) expenses decreased 17% to $11.7 million for the three months ended July 4, 2009, compared with $14.1 million for the same period one year ago. The $2.4 million decrease in G&A expenses was primarily due to reduced compensation and benefit costs resulting from workforce reductions and discretionary spending cuts. The G&A expense rate increased slightly to 9.7% of net sales for the three months ended July 4, 2009, compared with 9.3% of net sales for the same period one year ago.

Research and development expenses
Research and development (“R&D”) expenses decreased to $0.5 million for the second quarter of 2009, compared with $0.6 million for the same period one year ago. The R&D expense rate of 0.4% of net sales was consistent with the prior year.

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

During the three months ended July 4, 2009, we recognized impairment charges of $0.1 million related to assets at one store expected to close prior to its normal lease termination date, and certain equipment and software. During the three months ended June 28, 2008, we determined that assets at four underperforming stores were impaired and recognized impairment charges of $0.7 million.

Other expense, net
Other expense, net was $1.5 million for the three months ended July 4, 2009, compared with $0.6 million for the same period one year ago. The $0.9 million increase in other expense, net was driven by increased interest expense from borrowings under our revolving credit facility due to higher average debt balances and increased interest rates compared to the same period one year ago.

Income tax expense (benefit)
Income tax expense was $3.4 million for the three months ended July 4, 2009, compared with an income tax benefit of $4.3 million for the same period one year ago. The effective tax rate for the three months ended July 4, 2009 was negative 654.5% compared with 39.4% for the same period one year ago. The change in the effective tax rate was due to the increase in our deferred tax valuation allowance, for certain deferred tax assets, that we recorded during the three months ended July 4, 2009 based on the guidance in SFAS No. 109, Income Taxes.

Comparison of Six Months Ended July 4, 2009 with Six Months Ended June 28, 2008

Net sales
Net sales for the first six months of fiscal 2009 decreased 19% to $260.3 million, compared with $320.2 million for the same period one year ago. The sales decrease was driven by a 13% comparable-store sales decline in our company-owned retail stores, a year-over-year decline in the number of retail stores we operated, and a decrease in direct, E-Commerce and wholesale channel sales. Total sales of mattress units decreased 18% compared to the same period one year ago and sales of other products and services decreased by 16%. The average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels was consistent with the prior year at $1,722.

The $60.0 million net sales decrease compared with the prior year was comprised of the following: (i) a $40.0 million decrease in sales from our retail stores, comprised of a $28.5 million decrease from comparable-stores and a $11.5 million decrease from the net decline in the number of stores we operated; (ii) a $8.5 million decrease in direct sales; (iii) a $6.9 million decrease in E-Commerce sales; and (iv) a $4.6 million decrease in wholesale sales.

Gross profit
The gross profit rate increased to 60.0% of net sales for the first six months of fiscal 2009, compared with 58.6% of net sales for the same period one year ago. A majority of the gross profit rate increase was due to improved manufacturing efficiencies and actions taken to reduce supply chain and logistics costs which added approximately 2.0 ppt. to our gross profit rate for the six months ended July 4, 2009, compared to the same period last year. During the fourth quarter of 2008 and the first six months of 2009, we resized our manufacturing and logistics operations to better align with current customer demand. In addition, a sales mix shift to higher-margin products and lower warranty expenses improved the gross profit rate for the six months ended July 4, 2009 by 1.3 ppt. and 0.8 ppt., respectively, compared with the same period one year ago. These improvements were partially offset by an increase in promotional costs to generate customer traffic and drive sales in this more challenging macro-economic environment.

Sales and marketing expenses
Sales and marketing expenses for the six months ended July 4, 2009 decreased to $128.4 million, or 49.3% of net sales, compared with $176.0 million, or 55.0% of net sales, for the same period one year ago. The $47.6 million decrease was primarily due to a $20.0 million (or 40%) reduction in media spending and a $13.7 million decrease in other marketing expenses, including financing, promotion and production expenses compared with the same period one-year ago. The reduction in media and other marketing expenses was mainly due to efforts to enhance the effectiveness and efficiency of our marketing expenditures. The remainder of the decrease in expenses was due to reduced fixed and variable selling expenses resulting from the reduction in our store base and the decline in sales volume. The 5.7 ppt. sales and marketing expense rate decrease was principally due to the $47.6 million expense decrease compared with the same period one year ago, partially offset by the deleveraging impact of the 19% sales decline.

General and administrative expenses
General and administrative expenses decreased to $25.0 million for the six months ended July 4, 2009, compared with $30.3 million for the same period one year ago. The $5.2 million decrease in G&A expenses was primarily due to reduced compensation and benefit costs resulting from workforce reductions, decreased depreciation expense and discretionary spending cuts, partially offset by an increase in outside consulting expenses. The G&A expense rate increased slightly to 9.6% of net sales for the six months ended July 4, 2009, compared with 9.5% of net sales for the same period one year ago.

Research and development expenses
Research and development expenses decreased to $1.0 million for the first six months of fiscal 2009, compared with $1.5 million for the same period one year ago, and decreased as a percentage of net sales to 0.4% from 0.5% as we focused on controlling discretionary costs.

Asset impairment charges
During the six months ended July 4, 2009, we recognized impairment charges of $0.5 million related to assets at stores expected to close prior to their normal lease termination dates, and certain equipment and software. During the six months ended June 28, 2008, we determined that certain assets at underperforming stores were impaired and recognized impairment charges of $1.1 million.

Other expense, net
Other expense, net was $3.2 million for the six months ended July 4, 2009, compared with $0.9 million for the same period one year ago. The $2.4 million increase in other expense, net was driven by increased interest expense from borrowings under our revolving credit facility due to higher average debt balances and increased interest rates compared to the same period one year ago.

Income tax expense (benefit)
Income tax expense was $4.6 million for the six months ended July 4, 2009, compared with an income tax benefit of $8.4 million for the same period one year ago. The effective tax rate for the six months ended July 4, 2009 was negative 227.4% compared with 38.1% for the same period one year ago. The change in the effective tax rate was due to the increase in our deferred tax valuation allowance, for certain deferred tax assets, that we recorded during the six months ended July 4, 2009 based on the guidance in SFAS No. 109, Income Taxes.

Liquidity and Capital Resources

As of July 4, 2009, we had cash and cash equivalents of $4.5 million compared with $13.1 million as of January 3, 2009. The $8.6 million decrease in cash and cash equivalents was primarily due to a $42.3 million decrease in short-term borrowing and a $1.9 million investment in property and equipment, partially offset by $35.6 million of cash provided by operating activities (which included a $25.8 million refund of income taxes associated with the carryback of our 2008 pre-tax loss).

The following table summarizes our cash flows for the six months ended July 4, 2009, and June 28, 2008 ($ in millions):

	Six Months Ended
	July 4, 2009	June 28, 2008
Total cash provided by (used in):
Operating activities	$35.6	$10.4
Investing activities	(1.9)	(20.9)
Financing activities	(42.2)	10.0
Decrease in cash and cash equivalents	$(8.6)	$(0.5)

Cash provided by operating activities for the six months ended July 4, 2009, and June 28, 2008 was $35.6 million and $10.4 million, respectively. The $25.1 million year-over-year increase in cash from operating activities was comprised of a $7.1 million reduction in our net loss compared to the same period one year ago, a $7.0 million increase in adjustments to reconcile net loss to cash provided by operating activities, and an $11.0 million increase in cash from changes in operating assets and liabilities. The year-over-year increase in cash from changes in operating assets and liabilities was primarily due to a reduction in income taxes receivable as we received a $25.8 million cash refund of income taxes resulting from the carryback of 2008 pre-tax losses to prior profitable tax years. Other changes in operating assets and liabilities include a lower current-year decrease in accounts receivable (both years reflect lower sales volume), a lower current-year decrease in inventories (current-year includes impact resulting from the reduction in our store base; both years reflect efforts to align inventories with lower sales volume), and a current-year increase in prepaid expenses and other assets (primarily due to deferred costs related to the securities purchase agreement with Sterling Partners, and timing of rent and advertising expenses), partially offset by a current-year increase in accounts payable (timing of payments).

During the first six months of 2009, we invested $1.9 million in property and equipment, compared with $20.9 million for the same period one year ago. We did not open any new retail stores during the first six months of 2009, compared with 13 new retail stores opened during the same period one year ago. In 2009 we expect to limit our purchases of property and equipment to business-critical expenditures.

Net cash used in financing activities was $42.2 million for the six months ended July 4, 2009, compared with $10.0 million net cash provided by financing activities for the same period one year ago. The $52.2 million increase in cash used in financing activities resulted from a $42.3 million current-year net decrease in short-term borrowings, compared with an $11.0 million net increase in short-term borrowings for the six months ended June 28, 2008. The current-year decrease in short-term borrowings reflects the use of the $25.8 million cash refund of income taxes. Book overdrafts are included in the net change in short-term borrowings.

On April 20, 2007, our Board of Directors authorized us to repurchase up to an additional $250 million of our common stock, bringing the total availability under our share repurchase program to $290.0 million. In the third quarter of 2007, we curtailed our share repurchases following the tightening of credit markets and the continued deterioration in the general economic environment. During 2008 and the six months ended July 4, 2009, we did not purchase any shares of our common stock. As of July 4, 2009, the remaining authorization under our stock repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares. We currently have no plans to repurchase our common stock.

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

The Credit Agreement, as amended to date, provides a revolving credit facility for general corporate purposes with net aggregate availability of $75.0 million (after deducting $5.0 million required by a minimum availability covenant). The Credit Agreement terminates in June 2010.

We had outstanding borrowings of $43.8 million and $79.2 million, under the credit facility as of July 4, 2009, and January 3, 2009, respectively. We also had outstanding letters of credit of $5.5 million and $5.9 million as of July 4, 2009, and January 3, 2009, respectively. Outstanding letters of credit reduce the amounts available under the credit facility. At July 4, 2009, and January 3, 2009, $25.7 million and $5.0 million, respectively, were available under this credit facility.

During the first six months of 2009, we received a $25.8 million federal income tax refund associated with the carryback of 2008 losses to prior years. Pursuant to an agreement with the Lenders, in April 2009 these funds were used to reduce outstanding debt under the credit facility.

At July 4, 2009, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 5.50%). We also pay certain facility and agent fees. As of July 4, 2009, and January 3, 2009, interest rates on borrowings outstanding under the Credit Agreement were 8.75% and 6.0%, respectively. We are subject to certain financial covenants under the agreement, including a maximum leverage ratio, a minimum interest coverage ratio, minimum EBITDA requirements, minimum availability, cash usage and capital expenditure limits.

Pursuant to a series of amendments of our Credit Agreement, the most recent of which was entered into in connection with the execution of the Securities Purchase Agreement related to the Sterling Transaction, described below, the Lenders have waived compliance with certain financial covenants under the Credit Agreement applicable to fiscal periods ended on or about December 31, 2008 through the Waiver Termination Date, including the minimum interest coverage ratio and the maximum leverage ratio covenants. At July 4, 2009, our actual interest coverage ratio was 1.08 to 1.00 and the required ratio was not less than 1.25 to 1.00. At July 4, 2009, our leverage ratio was 4.96 to 1.00 and the required ratio was a maximum of 3.50 to 1.00. The Waiver Termination Date is the earliest to occur of (i) September 14, 2009, (ii) the date that capital expenditures for fiscal 2009 exceed $4.0 million in the aggregate, (iii) the date the Company amends, supplements or modifies the Securities Purchase Agreement with Sterling Partners without the prior written consent of the Administrative Agent for the Lenders, (iv) failure of the Company to obtain shareholder approval of the Sterling Transaction by September 7, 2009, (v) the date either the Company or Sterling Partners terminates its obligations under the Securities Purchase Agreement, or (vi) the Securities Purchase Agreement at any time shall cease to be in full force and effect. Following the Waiver Termination Date, in the absence of a further amendment or waiver, we would not be in compliance with certain financial covenants under the Credit Agreement.

We have taken significant actions to improve our operating results and maintain our liquidity in the current challenging macro-economic environment, including corporate workforce reductions, reduced capital spending, executing plans to close stores, supply chain cost reduction initiatives, reduced media spending, reductions in fixed and discretionary marketing and selling expenses, and ceasing all activities associated with the implementation of SAP®-based information technology applications. We recently introduced lower product price points and initiated an enhanced promotional strategy designed to stabilize sales. We have worked with our vendors to extend our payment terms and maintain positive working relationships. In addition, we are pursuing various options to enhance our financial flexibility and fund our operations, including: implementing additional actions to reduce our cost structure and improve profitability. As a result of actions taken to date, during the first six months of 2009 we generated operating income of $1.2 million and cash flows from operating activities of $35.6 million, including a $25.8 million tax refund associated with the carryback of our 2008 pre-tax loss.

We continue to operate under and rely on short-term waivers to comply with certain ongoing covenants associated with our $75.0 million revolving credit facility. On May 26, 2009, we announced that we had entered into a securities purchase agreement with Sterling Partners, a leading growth-oriented, U.S.-based private equity firm. Under the terms of the agreement, Sterling Partners would purchase 50 million shares of common stock at $0.70 per share, for a total investment of $35.0 million. These shares would represent a 52.3 percent ownership interest in the Company. The investment is subject to shareholder approval and customary closing conditions, and the Company expects the shareholder meeting and the closing of the transaction to occur in late August. The Company believes there is uncertainty with respect to its ability to secure a longer-term amendment to the credit agreement without consummation of the transaction with Sterling Partners, and a likelihood of significant cost, dilution, limited financial flexibility and limited term in the event such an amendment could be secured. In conjunction with the purchase agreement, the Company’s existing lenders have agreed to negotiate in good faith to amend and restate the Company’s current credit agreement. The amended credit agreement would provide maximum availability of $70.0 million, include improved operating covenants and extend the maturity from June 2010 to December 2012. The amended credit agreement is subject to final lender approval and definitive documentation.

We have scheduled a Special Meeting of Shareholders for August 27, 2009 for the purpose of seeking shareholder approval of the Sterling Transaction. Definitive proxy materials have been mailed to shareholders of record as of the close of business on July 20, 2009 related to this Special Meeting of Shareholders. We urge our shareholders to read and carefully consider the matters set forth in these definitive proxy materials.

If we fail to complete the Sterling Transaction, subject to any additional agreement with the Lenders, we would not be in compliance with the terms of the Credit Agreement and our relationships with key suppliers may deteriorate. In such event, the Lenders may accelerate our debt obligations under the Credit Agreement and may exercise remedies as secured creditors, and could potentially force us to seek protection under applicable bankruptcy laws.

If the Lenders accelerated our debt obligations or took other actions to exercise their remedies as secured creditors, or such actions were perceived as likely, our existing and potential suppliers and customers could lose confidence in our viability as an operating business. We have had discussions with the Lenders regarding potential longer term amendments of the Credit Agreement in the absence of additional financing, and we believe the Lenders would cooperate with us if we could demonstrate an ability to seek other viable solutions to our liquidity requirements in the event that the Sterling Transaction is not consummated for any reason. Our ability to avoid default under the Credit Agreement or to obtain a longer term amendment of the Credit Agreement in the absence of the Sterling Transaction will be substantially dependent on our near-term business performance and may also be dependent on our ability to successfully obtain alternative sources of financing, and there can be no assurance that we would be able to obtain further forbearance under the Credit Agreement or to obtain a longer term amendment of the Credit Agreement in the absence of the Sterling Transaction.

 In addition, if the Securities Purchase Agreement is terminated because our shareholders do not approve the Sterling Transaction, we would be obligated to reimburse up to $1.0 million of Sterling’s expenses and we would also be obligated to pay a termination fee of $750,000 to Sterling if within six months of such termination we entered into an agreement with respect to another transaction, assuming that no competing proposal had been publicly disclosed prior to the shareholder vote on the Sterling Transaction. The termination fee would be $1.5 million, and the applicable time period would be 12 months, in such circumstances if a competing proposal had been publicly disclosed prior to the shareholder vote on the Sterling Transaction.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”). The GE Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. At July 4, 2009, the required maximum leverage ratio was 3.00 to 1.00. Our actual leverage ratio was 4.96 to 1.00. At July 4, 2009, the required minimum interest coverage ratio was 1.75 to 1.00. Our actual interest coverage ratio was 1.08 to 1.00.

As our recent results placed us outside of these financial covenants, we were required under the terms of the GE Agreement to provide GE Money Bank with a $2.7 million letter of credit. The letter of credit is supported by our Credit Agreement and reduces the amount available under the Credit Agreement. The letter of credit covers the risk to GE Money Bank for sales returns and warranty claims should we be unable to pay these claims. Under the terms of our agreement with GE, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. GE Money Bank may draw on this letter of credit by certifying that we have failed to fund any amounts due under the GE Agreement or have filed for (or are subject to an involuntary procedure with respect to) bankruptcy protection.

Outlook

We do not plan to provide specific earnings guidance for 2009. However, we have outlined our key business drivers and trends, which we believe will assist investors and analysts in understanding and analyzing our business.

We do not anticipate a significant economic recovery or improvement in consumer confidence for the balance of 2009, which will likely result in continued sales volatility in the near term. However, we expect sales declines to moderate in the second half of 2009, as we lap the impact of the significant economic downturn we experienced in the second half of 2008.

In the second half of 2009, we expect to remain cash flow positive and achieve break-even or slight profitability, before the impact of charges associated with the Sterling Partners transaction and subsequent actions. The combination of the anticipated $35.0 million cash investment and the amended credit agreement would improve our current capital structure, allowing us to better address our liquidity needs and pursue long-term opportunities that become available.

Sales assumptions for the remainder of 2009 include the anticipated opening of two new stores and closing of at least 15 additional stores. We expect to be operating slightly more than 400 stores by the end of 2009. Capital expenditures are expected to be less than $5.0 million in 2009.

Our forecast for the second half of 2009 includes the following assumptions:

•	A gross profit rate that is in-line with our second-quarter gross profit rate.

•	Media expenditures of approximately $30.0 million, consistent with the first half of 2009.

•	Sales and marketing expenses that are slightly lower than the first half of 2009 due to our reduced store base.

•	G&A expenses and R&D expenses consistent with the first half of 2009.

•	Interest expense that is slightly lower than the first half of 2009.

•	An income tax rate of approximately 40%. However, the effective tax rate for the last two quarters of 2009 is difficult to forecast and could vary significantly.

Finally, we will continue to analyze our existing manufacturing, distribution and retail operations to optimize our business performance. As a result, in future periods, we may incur restructuring expenses or asset impairment charges.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases and $5.5 million of outstanding letters of credit, we do not have any off-balance-sheet financing. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of July 4, 2009, we are not involved in any unconsolidated special purpose entity transactions.

There has been no material change in our contractual obligations since the end of fiscal 2008 other than decreasing borrowings under our revolving credit facility from $79.2 million as of January 3, 2009 to $43.8 million as of July 4, 2009. See Note 3, Debt, of the Notes to our Condensed Consolidated Financial Statements. See our Annual Report on Form 10-K (as amended) for the fiscal year ended January 3, 2009 for additional information regarding our contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K (as amended) for the fiscal year ended January 3, 2009. There were no significant changes in our accounting policies since the end of fiscal 2008, other than an update to our Asset Impairment Charges policy (see below).

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Asset Impairment Charges

Long-lived assets other than goodwill and other intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We generally estimate fair value of long-lived assets, including our retail stores, using the income approach in accordance with SFAS No. 157. The inputs used to determine fair value relate primarily to future assumptions regarding sales volumes, gross profit rates, promotional and discount rates, store operating expenses and applicable probability weightings regarding future alternative uses. These inputs are categorized as Level 3 inputs under SFAS No. 157. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated fair value plus net proceeds expected from disposition of the asset (if any). When we recognize an impairment loss, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques in accordance with SFAS No. 157.

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

Asset impairment charges totaled $0.5 million and $1.1 million for the six months ended July 4, 2009, and June 28, 2008, respectively. During the six months ended July 4, 2009, total impairment charges included a $0.4 million charge for long-lived assets related to nine under-performing retail store locations. As of July 4, 2009, the remaining carrying amount of the long-lived assets at these stores totaled $0.1 million.

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

As of July 4, 2009, we evaluated 45 under-performing retail stores and nine stores expected to close prior to their normal lease termination dates that were not impaired, as the fair-value of the long-lived assets exceeded their carrying amount. At July 4, 2009, the carrying amount of the long-lived assets for these stores totaled $3.9 million.

We believe that our estimates and assumptions used to calculate long-lived asset impairment charges were reasonable and reflect the current economic environment. Our fair value calculations reflect the deterioration of consumer spending and the more difficult economic environment. Our fair value calculations assume the ongoing availability of consumer credit and our ability to provide cost-effective consumer credit options. The tightening of credit standards, for our customers who seek extended financing from our third party financiers, was also considered in our estimates. However, it is reasonably possible that a prolonged economic slowdown or further deterioration of consumer spending may expose us to future impairment charges that could be material.

Alternatively, if consumer spending increases at a higher rate than we anticipated, impaired stores (which continue to operate) could generate higher than expected future cash flows and operating profits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At July 4, 2009, our short-term debt was comprised primarily of borrowings under our revolving credit facility and capital lease obligations. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

Interest rates on borrowings under our revolving credit facility are based on terms negotiated with the Lenders through September 7, 2009. The credit facility’s interest rate may also be reset due to fluctuations in a market-based index, such as the prime rate. At July 4, 2009 borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 5.50%). A hypothetical 100 basis point change in the interest rate of outstanding borrowings under our credit facility as of July 4, 2009 would change our annual consolidated pre-tax income or loss by $0.4 million.

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

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of July 4, 2009.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 4, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California. On September 30, 2008, the Court granted our motion to dismiss and strike the purported class action claims, and allowed the plaintiff leave to amend the complaint. On October 30, 2008, the plaintiff filed a first amended complaint alleging facts similar to those asserted in the initial complaint and asserting additional claims, including antitrust and RICO claims. On June 5, 2009, the Court granted our motion to dismiss and strike the purported class action claims of the first amended complaint, and allowed the plaintiff leave to amend the complaint with respect to certain of the alleged claims, including claims related to negligence, product liability, breach of warranty and unfair competition under California statutes. On July 6, 2009, the plaintiff filed a second amended complaint alleging facts similar to those asserted in the initial complaint limiting the purported class to California and Florida residents, and asserting claims related to negligence, product liability, breach of warranty under federal and state statutes and unfair competition under state statutes. As of July 4, 2009, no accrual had been established with respect to this matter as we believe that the complaint is without merit and we intend to continue to vigorously defend the claims.

We are involved from time to time in various other legal proceedings arising in the ordinary course of our business, including primarily commercial, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these other matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to these other matters, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 5, 2009 through May 2, 2009	—	NA	—
May 3, 2009 through May 30, 2009	—	NA	—
May 31, 2009 through July 4, 2009	—	NA	—
Total	—	NA	—	$206,762

(1) On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250.0 million of its common stock, bringing the total availability under our share repurchase program to $290.0 million. The Finance Committee of the Board of Directors reviews repurchases under this program on a quarterly basis. There is no expiration date governing the period over which we can repurchase shares. As of July 4, 2009, the total outstanding authorization was $206.8 million. We may terminate or limit the stock repurchase program at any time. We currently have no plans to repurchase shares under this authorization.

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

10.2

Amendment No. 10 to Credit Agreement dated as of May 8, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed May 14, 2009 (File No. 0-25121)

10.3	Securities Purchase Agreement by and among Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.4	Guarantee by Sterling Capital Partners III, LP in favor of Select Comfort Corporation	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.5	Form of Registration Rights Agreement to be entered into by and among Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.6	Form of Management Services Agreement to be entered into by and among Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.4 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.7

Amendment No. 11 to Credit Agreement dated as of May 22, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.5 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.8	GE Waiver and Consent dated May 21, 2009	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: August 7, 2009	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer
(principal executive officer)

	By:	/s/ James C. Raabe
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

10.2

Amendment No. 10 to Credit Agreement dated as of May 8, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed May 14, 2009 (File No. 0-25121)

10.3	Securities Purchase Agreement by and among Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.4	Guarantee by Sterling Capital Partners III, LP in favor of Select Comfort Corporation	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.5	Form of Registration Rights Agreement to be entered into by and among Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.6	Form of Management Services Agreement to be entered into by and among Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.4 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.7

Amendment No. 11 to Credit Agreement dated as of May 22, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.5 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.8	GE Waiver and Consent dated May 21, 2009	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith