Form 10-Q
period 2009-10-03
SELECT COMFORT CORP
filed 2009-11-12
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 3, 2009

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
YES ☐ NO ☒

As of October 3, 2009, 45,589,000 shares of Common Stock of the Registrant were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) October 3, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$4,796	$13,057
Accounts receivable, net of allowance for doubtful accounts of $404 and $713, respectively	2,593	4,939
Inventories	15,491	18,675
Income taxes receivable	897	25,900
Prepaid expenses	9,756	4,109
Deferred income taxes	—	1,323
Other current assets	894	1,150
Total current assets	34,427	69,153
Property and equipment, net	40,531	53,274
Deferred income taxes	—	5,941
Other assets	7,312	7,045
Total assets	$82,270	$135,413

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$26,300	$79,150
Accounts payable	36,793	40,274
Customer prepayments	10,397	11,480
Accruals:
Sales returns	2,983	2,744
Compensation and benefits	14,436	14,575
Taxes and withholding	4,425	2,938
Other current liabilities	7,753	8,526
Total current liabilities	103,087	159,687
Non-current liabilities:
Warranty liabilities	5,402	5,956
Deferred income taxes	443	—
Capital lease obligations	357	621
Other long-term liabilities	11,731	10,779
Total non-current liabilities	17,933	17,356
Total liabilities	121,020	177,043

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 45,589 and 44,962 shares issued and outstanding, respectively	456	450
Additional paid-in capital	7,048	4,417
Accumulated deficit	(46,254)	(46,497)
Total shareholders’ deficit	(38,750)	(41,630)
Total liabilities and shareholders’ deficit	$82,270	$135,413

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited – in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales	$147,470	$157,231	$407,731	$477,451
Cost of sales	53,915	59,475	158,052	192,125
Gross profit	93,555	97,756	249,679	285,326

Operating expenses:
Sales and marketing	65,997	82,047	194,417	258,074
General and administrative	11,818	11,618	36,856	41,880
Research and development	436	562	1,400	2,079
Terminated equity financing costs	3,324	—	3,324	—
Asset impairment charges	—	1,477	488	2,534
Total operating expenses	81,575	95,704	236,485	304,567
Operating income (loss)	11,980	2,052	13,194	(19,241)
Other expense, net	(1,704)	(1,117)	(4,951)	(1,996)
Income (loss) before income taxes	10,276	935	8,243	(21,237)
Income tax expense (benefit)	3,377	(48)	8,000	(8,496)
Net income (loss)	$6,899	$983	243	$(12,741)

Net income (loss) per share – basic	$0.15	$0.02	$0.01	$(0.29)
Weighted-average shares – basic	44,830	44,232	44,783	44,143

Net income (loss) per share – diluted	$0.15	$0.02	$0.01	$(0.29)
Weighted-average shares – diluted	45,633	44,651	45,089	44,143

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Deficit
(unaudited – in thousands)

			Additional Paid-In Capital
	Common Stock			Accumulated Deficit	Total
	Shares	Amount
Balance at January 3, 2009	44,962	$450	$4,417	$(46,497)	$(41,630)
Exercise of common stock options	11	—	9	—	9
Tax benefit from stock-based compensation	—	—	15	—	15
Stock-based compensation	—	3	2,537	—	2,540
Issuances of common stock	616	3	70	—	73
Net income	—	—	—	243	243
Balance at October 3, 2009	45,589	$456	$7,048	$(46,254)	$(38,750)

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Cash flows from operating activities:
Net income (loss)	$243	$(12,741)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,310	17,183
Stock-based compensation	2,540	3,337
Disposals and impairments of assets	485	2,508
Excess tax benefits from stock-based compensation	—	(17)
Changes in deferred income taxes	7,707	(977)
Changes in operating assets and liabilities:
Accounts receivable	2,346	11,222
Inventories	3,184	12,556
Income taxes receivable	25,003	(7,167)
Prepaid expenses and other assets	(6,756)	1,195
Accounts payable	3,256	(16,612)
Customer prepayments	(1,083)	909
Accrued sales returns	239	(447)
Accrued compensation and benefits	(139)	492
Accrued taxes and withholding	1,501	(313)
Warranty liabilities	(749)	(1,847)
Other accruals and liabilities	(84)	2,884
Net cash provided by operating activities	53,003	12,165

Cash flows from investing activities:
Purchases of property and equipment	(2,040)	(28,141)
Proceeds from sales of property and equipment	15	—
Net cash used in investing activities	(2,025)	(28,141)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(59,322)	15,823
Proceeds from issuance of common stock	83	534
Excess tax benefits from stock-based compensation	—	17
Debt issuance costs	—	(1,472)
Net cash (used in) provided by financing activities	(59,239)	14,902

Decrease in cash and cash equivalents	(8,261)	(1,074)
Cash and cash equivalents, at beginning of period	13,057	7,279
Cash and cash equivalents, at end of period	$4,796	$6,205

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation, Liquidity and Going Concern

We prepared the condensed consolidated financial statements as of and for the three and nine months ended October 3, 2009 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of October 3, 2009, and January 3, 2009 and the results of operations and cash flows for the periods presented. Our historical results of operations may not be indicative of the results that may be achieved for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K (as amended) for the fiscal year ended January 3, 2009 and other recent current filings with the SEC. Operating results for any quarterly period may not be indicative of operating results for the full year.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Illiquid credit markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods. Our critical accounting policies relate to asset impairment charges, stock-based compensation, deferred income taxes, self-insured liabilities, warranty liabilities and revenue recognition.

The consolidated financial statements include the accounts of Select Comfort Corporation and our subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

In 2008, following several years of generating positive net income, we realized a net loss of $70.2 million, including $34.6 million of asset impairment charges and a $26.8 million charge for the establishment of a deferred tax valuation allowance. Our 2008 operating results were significantly affected by an industry-wide decrease in consumer spending. While we generated positive operating income and cash flows during the first nine months of 2009, the decline in our 2008 operating performance and the acceleration of the decline of consumer demand during 2008 affected our liquidity.

We have taken significant actions designed to return the Company to profitability and generate positive cash flows to fund our business, including: workforce reductions, reduced capital spending, closing of 65 underperforming stores during the first nine months of fiscal 2009, supply chain cost reduction initiatives, reduced media spending, reductions in fixed and discretionary marketing and selling expenses, and ceasing all activities associated with the implementation of SAP®-based information technology applications. We also introduced lower product price points and initiated an enhanced promotional strategy designed to stabilize sales. As a result of actions taken to date, during the first nine months of 2009 we generated operating income of $13.2, million and cash flows from operating activities of $53.0 million, including $26.1 million of tax refunds associated with the carryback of our 2008 pre-tax loss.

We continue to operate under and rely on short-term waivers to comply with certain ongoing covenants associated with our $80.0 million revolving credit facility (with net aggregate availability of $50.0 million after deducting $30.0 million required by a minimum availability covenant). On October 2, 2009, we entered into a new securities purchase agreement with Sterling Partners, a private equity firm. Under the terms of the securities purchase agreement, Sterling Partners would invest $10.0 million in exchange for 2.5 million shares of Select Comfort common stock and warrants to purchase an additional 2.0 million shares of our common stock at an exercise price of $0.01 per share (see Note 11). The Company, at its option, can require Sterling Partners to make the $10.0 million investment if the Company and its lenders have agreed to an amendment of the current credit agreement that is reasonably acceptable to Sterling Partners on or prior to March 31, 2010. Sterling Partners, at its option, can elect to purchase the common stock and warrants any time until June 30, 2010. In conjunction with our improved operating results, the new securities purchase agreement and our efforts to seek additional capital, our existing lenders have agreed to negotiate in good faith to amend and restate our current credit agreement.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

Our ability to avoid default under the Credit Agreement and to obtain a longer term amendment of the Credit Agreement will be substantially dependent on our near-term business performance and may also be dependent on our ability to successfully obtain additional sources of financing. There can be no assurance that we will be able to obtain further forbearance under the Credit Agreement or to obtain a longer term amendment of the Credit Agreement.

Our ability to maintain our recent performance and continue as a going concern may be dependent on various factors, including: macro-economic trends, the ongoing execution of our plans to improve the Company’s profitability, our ability to raise additional capital including the consummation of the $10.0 million investment contemplated by the new securities purchase agreement entered into with Sterling Partners in October 2009, and the amendment of our credit facility. Some of these factors are not entirely within our control. These conditions may raise doubt about our ability to continue as a going concern.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements. However, it changed the referencing system for accounting standards. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009 and will be applied prospectively. The adoption of FASB ASC 855 in the second quarter of fiscal 2009 did not have a material impact on our consolidated financial statements.

Subsequent Events

Events that have occurred subsequent to October 3, 2009 have been evaluated through November 12, 2009, the date we filed this Quarterly Report on Form 10-Q with the Securities and Exchange Commission. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of or for the three and nine months ended October 3, 2009.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

2. Inventories

Inventories consisted of the following (in thousands):

	October 3, 2009	January 3, 2009
Raw materials	$3,363	$4,280
Work in progress	50	99
Finished goods	12,078	14,296
Inventories	$15,491	$18,675

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

The Credit Agreement, as amended to date, provides a revolving credit facility for general corporate purposes with net aggregate availability of $50.0 million (after deducting $30.0 million required by a minimum availability covenant). The Credit Agreement terminates in June 2010.

We had outstanding borrowings of $26.3 million and $79.2 million under the credit facility as of October 3, 2009 and January 3, 2009, respectively. During the first nine months of 2009 we have reduced outstanding borrowings by $52.9 million, including payments from the receipt of $26.1 million of income tax refunds associated with the carryback of 2008 losses to prior years. We also had outstanding letters of credit of $4.5 million and $5.9 million as of October 3, 2009, and January 3, 2009, respectively. Outstanding letters of credit reduce the amounts available under the credit facility. At October 3, 2009, and January 3, 2009, $19.2 million and $5.0 million, respectively, were available under this credit facility.

At October 3, 2009, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 5.50%). We also pay certain facility and agent fees. As of October 3, 2009, and January 3, 2009, interest rates on borrowings outstanding under the Credit Agreement were 8.75% and 6.0%, respectively. We are subject to certain financial covenants under the agreement, including a maximum leverage ratio, a minimum interest coverage ratio, minimum availability, cash usage and capital expenditure limits.

Pursuant to a series of amendments and waivers under our Credit Agreement, the Lenders have waived compliance with certain financial covenants under the Credit Agreement applicable to fiscal periods ended on or about December 31, 2008 through the Waiver Termination Date, including the minimum interest coverage ratio and the maximum leverage ratio covenants. At October 3, 2009, our actual interest coverage ratio was 1.24 to 1.00 and the required ratio was not less than 1.25 to 1.00. At October 3, 2009, our leverage ratio was 1.80 to 1.00 and the required ratio was a maximum of 3.25 to 1.00. The Waiver Termination Date is the earliest to occur of (i) November 17, 2009, or (ii) the date that capital expenditures for fiscal 2009 exceed $4.0 million in the aggregate. Following the Waiver Termination Date, in the absence of a further amendment or waiver, we would not be in compliance with certain financial covenants under the Credit Agreement.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”). The GE Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. At October 3, 2009, the required minimum interest coverage ratio was 2.00 to 1.00. Our actual interest coverage ratio was 1.24 to 1.00. At October 3, 2009, our leverage ratio was 1.80 to 1.00 and the required ratio was a maximum of 3.00 to 1.00.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

As our recent results placed us outside of these financial covenants, we were required under the terms of the GE Agreement to provide GE Money Bank with a $1.7 million letter of credit. The letter of credit is supported by our Credit Agreement and reduces the amount available under the Credit Agreement. The letter of credit covers the risk to GE Money Bank for sales returns and warranty claims should we be unable to pay these claims. Under the terms of our agreement with GE, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. GE Money Bank may draw on this letter of credit by certifying that we have failed to fund any amounts due under the GE Agreement or have filed for (or are subject to an involuntary procedure with respect to) bankruptcy protection.

Capital Lease Obligations

We had outstanding capital lease obligations of $1.0 million and $0.8 million at October 3, 2009 and January 3, 2009, respectively. At October 3, 2009 and January 3, 2009, $0.6 million and $0.3 million, respectively, were included in other current liabilities and $0.4 million and $0.5 million, respectively, were included in capital lease obligations in our condensed consolidated balance sheets.

4. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors. Stock-based compensation awards are generally granted annually. We have awarded stock options and restricted stock, either of which can be performance based, under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized ratably over the vesting period of each grant, which is generally four years. Stock-based compensation expense for the three months ended October 3, 2009 and September 27, 2008, was $0.7 million and $1.2 million, respectively. Stock-based compensation expense for the nine months ended October 3, 2009 and September 27, 2008, was $2.5 million and $3.3 million, respectively.

5. Fair Value Measurements

On January 4, 2009, we adopted the provisions of FASB ASC 820, Fair Value Measurements (formerly SFAS No. 157, Fair Value Measurements), related to nonfinancial assets and liabilities on a prospective basis as required. Our nonfinancial assets relate primarily to long-lived assets and goodwill. We adopted FASB ASC 820 related to financial assets and liabilities on December 30, 2007, the beginning of fiscal 2008.

FASB ASC 820 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Assets and liabilities that are measured at fair value on a recurring basis

At October 3, 2009, we did not have any nonfinancial assets or liabilities that required a fair-value measurement on a recurring basis. Our financial assets and liabilities requiring a fair-value measurement on a recurring basis were not significant as of October 3, 2009.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

Assets and liabilities that are measured at fair value on a non-recurring basis

Goodwill

The test for goodwill impairment is performed at least annually. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. These inputs are categorized as Level 1 inputs under FASB ASC 820.

Long-Lived Assets

We review our stores for impairment on a quarterly basis. Other long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize impairment charges for the difference between the fair value and the carrying amounts of the related long-lived assets. We generally estimate long-lived assets at fair value, including our retail stores, using the income approach in accordance with FASB ASC 820. The inputs used to determine fair value relate primarily to future assumptions regarding sales volumes, gross profit rates, store operating expenses and applicable probability weightings regarding future alternative uses. These inputs are categorized as Level 3 inputs under FASB ASC 820. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

Our projected fair value calculations reflect the recent sales trends with no improvement in macroeconomic environment for the foreseeable future. Our fair value calculations assume the ongoing availability of consumer credit and our ability to provide cost-effective consumer credit options.

The following table presents the asset impairment charges we recorded during the nine months ended October 3, 2009 and the remaining net carrying value of those impaired long-lived assets as of October 3, 2009 (in thousands):

		Fair Value Measured and Recorded At Reporting Date Using
	Net Carrying Value as of October 3, 2009	Level 1	Level 2	Level 3	Impairment Charges for the Nine Months Ended October 3, 2009
Long-lived assets	$10	$—	$—	$10	$(488)

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

6. Asset Impairment Charges

We incurred no asset impairment charges during the three months ended October 3, 2009. During the nine months ended October 3, 2009, we recognized impairment charges of $0.5 million, primarily related to assets at certain stores expected to close prior to their normal lease termination dates. The impairment charges for the nine months ended October 3, 2009 also included $70,000 of impairment charges related to equipment and software. During the three and nine months ended September 27, 2008, we determined that certain assets at underperforming stores were impaired and recognized impairment charges of $1.5 million and $2.5 million, respectively.

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

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

7. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Interest expense	$(1,533)	$(1,302)	$(4,725)	$(2,550)
Interest income	2	—	16	89
Capitalized interest expense	—	185	—	596
Write-off unamortized debt cost	(173)	—	(242)	(131)
Other expense, net	$(1,704)	$(1,117)	$(4,951)	$(1,996)

8. Income Taxes

In the fourth quarter of 2008, due to our pre-tax loss, our expectations that macro-economic trends and consumer confidence would remain weak throughout 2009, and uncertainty regarding future taxable income, we determined that it was more likely than not that a portion of our deferred tax assets would not be realized and established a $26.8 million valuation allowance against deferred tax assets that could not be realized through taxable income earned in available carryback periods. Our deferred tax valuation allowance at October 3, 2009, and January 3, 2009, was $32.9 million and $26.9 million, respectively. If and when our operating performance improves on a sustained basis, our conclusion regarding the need for a deferred tax valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in future periods.

The effective tax rates for the three and nine months ended October 3, 2009 were 32.9% and 97.1%, respectively, compared with a -5.1% and 40.0%, respectively, for the same periods one year ago. The changes in the effective tax rates for both the three and nine months ended October 3, 2009 were primarily due to changes in our deferred tax valuation allowance for certain deferred tax assets that we recorded during the first nine months of 2009 based on the guidance in FASB ASC 740, Income Taxes (formerly SFAS No. 109, Income Taxes).

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the nine months ended October 3, 2009 was as follows (in thousands):

	Federal and State Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance January 3, 2009	$152	$3	$155
Increases related to prior-year tax positions	659	27	686
Increases related to current-year tax positions	532	—	532
Balance October 3, 2009	$1,343	$30	$1,373

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

9. Net Income (Loss) per Common Share

The following computations reconcile net income (loss) per share – basic with net income (loss) per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net income (loss)	$6,899	$983	$243	$(12,741)

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	44,830	44,232	44,783	44,143
Effect of dilutive securities:
Options	378	114	64	—
Restricted shares	425	305	242	—

Diluted weighted-average shares outstanding	45,633	44,651	45,089	44,143

Net income (loss) per share – basic	$0.15	$0.02	$0.01	$(0.29)
Net income (loss) per share – diluted	$0.15	$0.02	$0.01	$(0.29)

We excluded potentially dilutive stock options totaling 3.6 million and 5.3 million for the three and nine months ended October 3, 2009, respectively, and 4.8 million and 5.0 million for the three and nine months ended September 27, 2008, respectively, from our diluted net income (loss) per share calculations because these securities’ exercise prices were greater than the average market price of our common shares.

In addition, we excluded certain shares of restricted stock and stock options from our diluted net income (loss) per share calculations as their inclusion would have had an anti-dilutive effect on our net income (loss) per diluted share (i.e., resulted in a lower loss per share). For the nine months ended September 27, 2008, we excluded 400,000 shares of restricted stock and 282,000 stock options.

10. Commitments and Contingencies

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California. On September 30, 2008, the Court granted our motion to dismiss and strike the purported class action claims, and allowed the plaintiff leave to amend the complaint. On October 30, 2008, the plaintiff filed a first amended complaint alleging facts similar to those asserted in the initial complaint and asserting additional claims, including antitrust and RICO claims. On June 5, 2009, the Court granted our motion to dismiss and strike the purported class action claims of the first amended complaint, and allowed the plaintiff leave to amend the complaint with respect to certain of the alleged claims. On July 6, 2009, the plaintiff filed a second amended complaint alleging facts similar to those asserted in the initial complaint limiting the purported class to California and Florida residents, and asserting claims related to negligence, product liability, breach of warranty under federal and state statutes and unfair competition under state statutes. As of October 3, 2009, no accrual had been established with respect to this matter as we believe that the complaint is without merit and we intend to continue to vigorously defend the claims.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

On April 30, 2009, a lawsuit was filed against the Company and one of its subsidiaries in United States District Court for the Northern District of Illinois by a former employee alleging that the company misclassified all non-California store managers as exempt from the overtime requirements of the Fair Labor Standards Act. The plaintiff further alleges that all Illinois store managers were similarly misclassified under the Illinois Minimum Wage Law. After an initial round of discovery, on July 27, 2009, the plaintiff filed a motion seeking permission to send notices to all similarly situated store managers informing them that they have the right to join this potential collective action lawsuit. The plaintiff’s motion remains pending before the Court. We believe that all store managers have been properly classified under both federal and state standards and we intend to vigorously defend the case. As of October 3, 2009, no accrual had been established with respect to this matter as we believe that the complaint is without merit and we intend to continue to vigorously defend the claims.

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

	October 3, 2009	September 27, 2008
Balance at beginning of year	$8,049	$9,503
Additions charged to costs and expenses for current-year sales	3,470	4,893
Deductions from reserves	(4,525)	(7,098)
Changes in liability for pre-existing warranties during the current year, including expirations	306	358
Balance at end of period	$7,300	$7,656

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

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

The activity in the sales returns liability account was as follows (in thousands):

	October 3, 2009	September 27, 2008
Balance at beginning of year	$2,744	$3,751
Additions that reduce net sales	19,314	25,770
Deductions from reserves	(19,075)	(26,217)
Balance at end of period	$2,983	$3,304

11. Sterling Partners Transaction

On May 22, 2009, we entered into a securities purchase agreement with Sterling Partners, a private equity firm. Under the terms of that prior agreement, if our shareholders approved the transaction, Sterling Partners would have purchased 50 million shares of our common stock for a total investment of $35.0 million. During a special meeting of shareholders held August 27, 2009, our shareholders did not approve the May 2009 securities purchase agreement. During the third quarter of 2009, we expensed $3.3 million of direct, incremental costs incurred in connection with the terminated equity financing.

On October 2, 2009, the May 2009 securities purchase agreement was terminated and we entered into a new securities purchase agreement with Sterling Partners. Under the terms of the new agreement, Sterling Partners would invest $10.0 million in exchange for 2.5 million shares of our common stock and warrants to purchase an additional 2.0 million shares of our common stock at an exercise price of $0.01 per share. The Company, at its option, can require Sterling Partners to make the $10.0 million investment if the Company and its lenders have agreed to an amendment of the current credit agreement that is reasonably acceptable to Sterling Partners on or prior to March 31, 2010. Sterling Partners, at its option, can elect to purchase the common stock and warrants any time until June 30, 2010. During the third quarter of 2009, we deferred $0.9 million of direct, incremental cost incurred in connection with the October 2009 securities purchase agreement. The $0.9 million of costs are included on our October 3, 2009 balance sheet in prepaid expenses.

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

•	Our ability to improve sales and operating results and to realize cost savings;

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

•

The potential need to obtain additional capital through the issuance of debt or equity securities, which may significantly increase our costs or dilute our existing shareholders, and the risk that we may not be successful in obtaining additional capital that may be needed;

•

The potential acquisition by Sterling Partners of a significant number of shares of our common stock under the new securities purchase agreement, and subsequent sale in the public market, may dilute our existing shareholders;

•	Current general and industry economic trends and consumer confidence;

•	The efficiency and effectiveness of our marketing messages, advertising and promotional efforts;

•	Consumer acceptance of our products, product quality, innovation and brand image;

•

Availability of attractive and cost-effective consumer credit options, including the impact of pending changes under federal law that will restrict various forms of consumer credit promotional offerings;

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

•

Increasing government regulations, including new flammability standards for the bedding industry and new safety standards for consumer products, which have added or will add product cost pressures and have required or will require implementation of systems and manufacturing process changes to ensure compliance;

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

We generate revenue by selling our products through four complementary distribution channels. Three of these channels: Retail, Direct Marketing and E-Commerce, are company-controlled and sell directly to consumers. Our wholesale channel sells to and through the QVC shopping channel, business partners in Canada and Australia, leading home furnishing retailers in Hawaii and Alaska, and to selected hospitality groups and institutional facilities.

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

Highlights

Key financial highlights for the three months ended October 3, 2009 were as follows:

•

Net income totaled $6.9 million, or $0.15 per diluted share, compared with net income of $1.0 million, or $0.02 per diluted share, for the same period one year ago. Third quarter 2009 financial results include $3.3 million of pre-tax costs associated with the terminated equity financing agreement (see discussion below for further details).

•

Net sales decreased 6% to $147.5 million, compared with $157.2 million for the same period one year ago, primarily due to a 14% reduction in our store base, partially offset by a 9% comparable-store sales increase. Comparable-store sales trends have continued to improve during 2009.

•

Operating income improved to $12.0 million for the three months ended October 3, 2009, compared with $2.1 million last year, due to the significant actions taken to return the Company to profitability.

•	Our gross profit rate increased to 63.4% of net sales, compared with 62.2% of net sales for the same period last year.

•	Sales and marketing expenses decreased 20%, or $16.1 million, from the same period one year ago.

•	General and administrative expenses, including research and development expenses, were essentially flat with the prior year period.

•

Cash from operating activities totaled $53.0 million for the first nine months of 2009, compared with $12.2 million for the same period one year ago. Operating cash flows for the first nine months of 2009 included $26.1 million of income tax refunds associated with our 2008 pre-tax loss.

•	During the first nine months of 2009, borrowings under our revolving credit facility decreased from $79.2 million at January 3, 2009 to $26.3 million at October 3, 2009.

•

On October 2, 2009, the May 2009 securities purchase agreement with Sterling Partners was terminated and we entered into a new securities purchase agreement. Under the terms of the new securities purchase agreement, Sterling Partners would invest $10.0 million in exchange for 2.5 million shares of Select Comfort common stock and warrants to purchase 2.0 million shares of our common stock at an exercise price of $0.01 per share.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended						Nine Months Ended
	October 3, 2009			September 27, 2008			October 3, 2009			September 27, 2008
Net sales	$147.5	100.0%		$157.2	100.0%		$407.7	100.0%		$477.5	100.0%
Cost of sales	53.9	36.6%		59.5	37.8%		158.1	38.8%		192.1	40.2%
Gross profit	93.6	63.4%		97.8	62.2%		249.7	61.2%		285.3	59.8%

Operating expenses:
Sales and marketing	66.0	44.8%		82.0	52.2%		194.4	47.7%		258.1	54.1%
General and administrative	11.8	8.0%		11.6	7.4%		36.9	9.0%		41.9	8.8%
Research and development	0.4	0.3%		0.6	0.4%		1.4	0.3%		2.1	0.4%
Terminated equity financing costs	3.3	2.3%		—	0.0%		3.3	0.8%		—	0.0%
Asset impairment charges	—	0.0%		1.5	0.9%		0.5	0.1%		2.5	0.5%
Total operating expenses	81.6	55.3%		95.7	60.9%		236.5	58.0%		304.6	63.8%
Operating income (loss)	12.0	8.1%		2.1	1.3%		13.2	3.2%		(19.2)	(4.0%	)
Other expense, net	(1.7)	(1.2%	)	(1.1)	(0.7%	)	(5.0)	(1.2%	)	(2.0)	(0.4%	)
Income (loss) before income taxes	10.3	7.0%		0.9	0.6%		8.2	2.0%		(21.2)	(4.4%	)
Income tax expense (benefit)	3.4	2.3%		(0.1)	0.0%		8.0	2.0%		(8.5)	(1.8%	)
Net income (loss)	$6.9	4.7%		$1.0	0.6%		$0.2	0.1%		$(12.7)	(2.7%	)

Net income (loss) per share:
Basic	$0.15	$0.02	$0.01	$(0.29)
Diluted	$0.15	$0.02	$0.01	$(0.29)
Weighted-average number of common shares:
Basic	44.8	44.2	44.8	44.1
Diluted	45.6	44.7	45.1	44.1

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Percent of net sales:
Retail	83.5%	78.9%	80.6%	77.4%
Direct	5.3%	7.7%	6.2%	8.0%
E-Commerce	4.7%	5.3%	5.1%	6.1%
Wholesale	6.5%	8.1%	8.1%	8.5%
Total	100.0%	100.0%	100.0%	100.0%

The components of total sales growth, including comparable-store sales changes, were as follows:

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
Net sales growth rates:
Comparable stores	9%		(27%	)	(6%	)	(24%	)
Net new stores	(10%	)	3%		(5%	)	4%
Retail total	(1%	)	(24%	)	(11%	)	(20%	)
Direct	(36%	)	(20%	)	(34%	)	(23%	)
E-Commerce	(17%	)	(42%	)	(28%	)	(29%	)
Wholesale	(25%	)	(37%	)	(19%	)	(29%	)
Total net sales growth	(6%	)	(26%	)	(15%	)	(22%	)

The numbers of company-owned retail stores and independently owned and operated retail partner doors were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Company-owned retail stores:
Beginning of period	420	478	471	478
Opened	2	5	2	18
Closed	(14)	(8)	(65)	(21)
End of period	408	475	408	475
Retail partner doors	146	794	146	794

Comparison of Three Months Ended October 3, 2009 with Three Months Ended September 27, 2008

Net sales
Net sales decreased 6% to $147.5 million for the three months ended October 3, 2009, compared with $157.2 million for the same period one year ago. The sales decrease was due to a 14% year-over-year decline in the number of retail stores we operated, and a decrease in wholesale, direct and E-Commerce channel sales, partially offset by a 9% comparable-store sales increase in our company-owned retail stores. Total sales of mattress units decreased 1% compared to the same period one year ago and sales of other products and services decreased by 2%. The average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels decreased 8% to $1,768.

The $9.8 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $10.3 million decrease resulting from the net decline in the number of stores we operated, partially offset by a $9.4 million net increase in sales from our company-owned comparable retail stores; (ii) a $4.3 million decrease in direct sales; (iii) a $3.2 million decrease in wholesale sales; and (iv) a $1.4 million decrease in E-Commerce sales.

Gross profit
The gross profit rate increased to 63.4% of net sales for the three months ended October 3, 2009, compared with 62.2% for the same period one year ago. A majority of the gross profit rate increase was due to improved manufacturing efficiencies, actions taken to reduce supply chain and logistics costs, and lower fuel prices which in total added approximately 2.3 percentage points (“ppt.”) to our third quarter gross profit rate compared to the same period last year. During the fourth quarter of 2008 and the first nine months of 2009, we resized our manufacturing and logistics operations to better align with current customer demand. In addition, an increase in the percentage of net sales from our retail distribution channel and a sales mix shift to higher margin products increased the gross profit rate by approximately 1.6 ppt. These improvements were partially offset by an increase in promotional costs to generate customer traffic and drive sales in this more challenging macro-economic environment.

Sales and marketing expenses
Sales and marketing expenses for the three months ended October 3, 2009 decreased 20% to $66.0 million, or 44.8% of net sales, compared with $82.0 million, or 52.2% of net sales, for the same period one year ago. The $16.1 million decrease was due to the following: (i) an $11.8 million reduction in marketing expenses, including a $7.3 million, or 32%, decrease in media spending, compared to the same period one year ago; (ii) a $4.3 million decrease in variable and fixed selling expenses including store compensation and benefits, occupancy expenses and store depreciation resulting from the net sales decline, reduced store base and asset impairment charges recorded in previous periods. The reduction in marketing expenses was primarily due to our focus on enhancing the effectiveness and efficiency of our marketing expenditures. The sales and marketing expense rate declined 7.4 ppt. compared to the same period one year ago, with the benefits from the cost reduction initiatives more than offsetting the deleveraging impact of the 6% net sales decline.

General and administrative expenses
General and administrative (“G&A”) expenses were essentially flat at $11.8 million for the three months ended October 3, 2009, compared with $11.6 million for the same period one year ago. Reduced compensation and benefit costs due to workforce reductions and discretionary spending cuts were offset by increased performance-based compensation resulting from the Company’s significantly improved financial results. The G&A expense rate increased to 8.0% of net sales for the three months ended October 3, 2009, compared with 7.4% of net sales for the same period one year ago.

Research and development expenses
Research and development (“R&D”) expenses decreased to $0.4 million for the third quarter of 2009, compared with $0.6 million for the same period one year ago. R&D expenses decreased as a percentage of net sales to 0.3% from 0.4% as we focused on controlling discretionary costs.

Terminated equity financing costs
On May 22, 2009, we entered into a securities purchase agreement with Sterling Partners, a private equity firm. Under the terms of that prior agreement, if our shareholders approved the transaction, Sterling Partners would have purchased 50 million shares of our common stock for a total investment of $35.0 million. During a special meeting of shareholders held August 27, 2009, our shareholders did not approve the May 2009 securities purchase agreement.

During the third quarter of 2009, we expensed $3.3 million of direct, incremental costs incurred in connection with the terminated equity financing.

Asset impairment charges
During the three months ended October 3, 2009, we recognized no impairment charges as our quarterly evaluation indicated that the carrying values of our long-lived assets were fully recoverable. During the three months ended September 27, 2008, we determined that assets at certain underperforming stores were impaired and recognized impairment charges of $1.5 million.

Other expense, net
Other expense, net was $1.7 million for the three months ended October 3, 2009, compared with $1.1 million for the same period one year ago. The $0.6 million increase in other expense, net was primarily driven by (i) the current year reduction in capitalized interest expense; (ii) the write-off of unamortized debt costs during the third quarter of 2009 due to a reduction in our revolving credit facility’s borrowing capacity; (iii) an increase in our credit facility fees and expenses; and (iv) increased interest rates compared to the same period one year ago, partially offset by (v) a lower average debt balance in the current period.

Income tax expense (benefit)
Income tax expense was $3.4 million for the three months ended October 3, 2009, compared with an income tax benefit of $48,000 for the same period one year ago. The effective tax rate for the three months ended October 3, 2009 was 32.9% compared with a negative 5.1% for the same period one year ago.

During the three months ended September 27, 2008, we recognized $0.6 million of discrete tax benefit adjustments related to research and development tax credits for prior years based on the recognition guidance outlined in FASB ASC 740, Income Taxes (formerly FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes). The effective tax rate for the three months ended October 3, 2009 reflects changes in our deferred tax valuation allowance based on the guidance in FASB ASC 740, Income Taxes (formerly SFAS No. 109, Income Taxes).

Comparison of Nine Months Ended October 3, 2009 with Nine Months Ended September 27, 2008

Net sales
Net sales for the first nine months of fiscal 2009 decreased 15% to $407.7 million, compared with $477.5 million for the same period one year ago. The sales decrease was due to a 6% comparable-store sales decline in our company-owned retail stores, a year-over-year decline in the number of retail stores we operated, and a decrease in direct, E-Commerce and wholesale channel sales. Total sales of mattress units decreased 13% compared to the same period one year ago and sales of other products and services decreased by 12%. The average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels decreased 2% to $1,739.

The $69.7 million net sales decrease compared with the prior year was comprised of the following: (i) a $40.9 million decrease in sales from our retail stores, comprised of a $21.9 million decrease resulting from the net decline in the number of stores we operated and a $19.0 million decrease from comparable-store sales; (ii) a $12.8 million decrease in direct sales; (iii) an $8.2 million decrease in E-Commerce sales; and (iv) a $7.8 million decrease in wholesale sales.

Gross profit
The gross profit rate increased to 61.2% of net sales for the first nine months of fiscal 2009, compared with 59.8% of net sales for the same period one year ago. A majority of the gross profit rate increase was due to improved manufacturing efficiencies, lower fuel prices, and actions taken to reduce supply chain and logistics costs which in total added approximately 2.9 ppt. to our gross profit rate for the nine months ended October 3, 2009, compared to the same period last year. During the fourth quarter of 2008 and the first nine months of 2009, we resized our manufacturing and logistics operations to better align with current customer demand. In addition, a sales mix shift to higher-margin products and lower warranty expenses improved the gross profit rate for the nine months ended October 3, 2009 by 0.9 ppt. and 0.4 ppt., respectively, compared with the same period one year ago. These improvements were partially offset by an increase in promotional costs to generate customer traffic and drive sales in this more challenging macro-economic environment.

Sales and marketing expenses
Sales and marketing expenses for the nine months ended October 3, 2009 decreased to $194.4 million, or 47.7% of net sales, compared with $258.1 million, or 54.1% of net sales, for the same period one year ago. The $63.7 million decrease was primarily due to a $27.3 million (or 38%) reduction in media spending and an $18.2 million decrease in other marketing expenses, including financing, promotion and production expenses compared with the same period one-year ago. The reduction in media and other marketing expenses was mainly due to efforts to enhance the effectiveness and efficiency of our marketing expenditures. The remainder of the expense decrease was due to reduced fixed and variable selling expenses resulting from the reduction in our store base, the sales volume decline and asset impairment charges recorded in previous periods. The sales and marketing expense rate declined 6.4 ppt. compared to the same period one year ago, with the benefits from the cost reduction initiatives more than offsetting the deleveraging impact of the 15% net sales decline.

General and administrative expenses
General and administrative expenses decreased to $36.9 million for the nine months ended October 3, 2009, compared with $41.9 million for the same period one year ago. The $5.0 million decrease in G&A expenses was primarily due to reduced compensation and benefit costs resulting from workforce reductions, decreased depreciation expense and discretionary spending cuts, partially offset by increased performance-based compensation and an increase in outside consulting expenses. The G&A expense rate increased slightly to 9.0% of net sales for the nine months ended October 3, 2009, compared with 8.8% of net sales for the same period one year ago.

Research and development expenses
Research and development expenses decreased to $1.4 million for the first nine months of fiscal 2009, compared with $2.1 million for the same period one year ago, and decreased as a percentage of net sales to 0.3% from 0.4%.

Terminated equity financing costs
On May 22, 2009, we entered into a securities purchase agreement with Sterling Partners, a private equity firm. Under the terms of that prior agreement, if our shareholders approved the transaction, Sterling Partners would have purchased 50 million shares of our common stock for a total investment of $35.0 million. During a special meeting of shareholders held August 27, 2009, our shareholders did not approve the May 2009 securities purchase agreement.

During the third quarter of 2009, we expensed $3.3 million of direct, incremental costs incurred in connection with the terminated equity financing.

Asset impairment charges
During the nine months ended October 3, 2009, we recognized impairment charges of $0.5 million related to assets at stores expected to close prior to their normal lease termination dates, and certain equipment and software. During the nine months ended September 27, 2008, we determined that certain assets at underperforming stores were impaired and recognized impairment charges of $2.5 million.

Other expense, net
Other expense, net was $5.0 million for the nine months ended October 3, 2009, compared with $2.0 million for the same period one year ago. The $3.0 million increase in other expense, net was primarily driven by (i) the current year reduction in capitalized interest expense; (ii) the increased write-off of unamortized debt costs in the current year due to a reduction in our revolving credit facility’s borrowing capacity; (iii) an increase in our credit facility fees and expenses; and (iv) increased interest rates compared to the same period one year ago, partially offset by (v) a lower average debt balance for the current year.

Income tax expense (benefit)
Income tax expense was $8.0 million for the nine months ended October 3, 2009, compared with an income tax benefit of $8.5 million for the same period one year ago. The effective tax rate for the nine months ended October 3, 2009 was 97.1% compared with 40.0% for the same period one year ago. The change in the effective tax rate was primarily due to an increase in our deferred tax valuation allowance, for certain deferred tax assets, that we recorded during the nine months ended October 3, 2009 based on the guidance in FASB ASC 740, Income Taxes (formerly SFAS No. 109, Income Taxes).

Liquidity and Capital Resources

As of October 3, 2009, we had cash and cash equivalents of $4.8 million compared with $13.1 million as of January 3, 2009. The $8.3 million decrease in cash and cash equivalents was primarily due to a $59.3 million decrease in short-term borrowing and a $2.0 million investment in property and equipment, partially offset by $53.0 million of cash provided by operating activities.

The following table summarizes our cash flows for the nine months ended October 3, 2009, and September 27, 2008 ($ in millions):

	Nine Months Ended
	October 3, 2009	September 27, 2008
Total cash provided by (used in):
Operating activities	$53.0	$12.2
Investing activities	(2.0)	(28.1)
Financing activities	(59.2)	14.9
Decrease in cash and cash equivalents	$(8.3)	$(1.1)

Cash provided by operating activities for the nine months ended October 3, 2009, and September 27, 2008 was $53.0 million and $12.2 million, respectively. The $40.8 million year-over-year increase in cash from operating activities was comprised of a $13.0 million improvement in our net income (loss) compared to the same period one year ago, a $4.0 million increase in noncash expenses and a $23.8 million increase in cash from changes in operating assets and liabilities, including $26.1 million of income tax refunds associated with the carryback of our 2008 pre-tax loss. Other changes in operating assets and liabilities include a lower current-year decrease in accounts receivable (both years reflect lower sales volume), a lower current-year decrease in inventories (current-year includes impact resulting from the reduction in our store base; both years reflect efforts to align inventories with lower sales volume), and a current-year increase in prepaid expenses and other assets (primarily due to deferred costs related to the October 2009 securities purchase agreement with Sterling Partners, and timing of rent and advertising expenses), partially offset by a current-year increase in accounts payable (timing of payments).

During the first nine months of 2009, we invested $2.0 million in property and equipment, compared with $28.1 million for the same period one year ago. We opened two new retail stores during the first nine months of 2009, compared with 18 new retail stores opened during the same period one year ago. We have limited our purchases of property and equipment to business-critical expenditures during 2009.

Net cash used in financing activities was $59.2 million for the nine months ended October 3, 2009, compared with $14.9 million net cash provided by financing activities for the same period one year ago. The $74.1 million increase in cash used in financing activities resulted from a $59.3 million current-year net decrease in short-term borrowings, compared with a $15.8 million net increase in short-term borrowings for the nine months ended September 27, 2008. The current-year decrease in short-term borrowings reflects the use of $26.1 million of the income tax refunds. Book overdrafts are included in the net change in short-term borrowings.

As of October 3, 2009, the remaining authorization under our stock repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares. During 2008 and the nine months ended October 3, 2009, we did not purchase any shares of our common stock. We currently have no plans to repurchase our common stock.

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

The Credit Agreement, as amended to date, provides a revolving credit facility for general corporate purposes with net aggregate availability of $50.0 million (after deducting $30.0 million required by a minimum availability covenant). The Credit Agreement terminates in June 2010.

We had outstanding borrowings of $26.3 million and $79.2 million under the credit facility as of October 3, 2009 and January 3, 2009, respectively. During the first nine months of 2009, we have reduced outstanding borrowings by $52.9 million, including payments with the receipt of $26.1 million of income tax refunds associated with the carryback of 2008 losses to prior years. We also had outstanding letters of credit of $4.5 million and $5.9 million as of October 3, 2009, and January 3, 2009, respectively. Outstanding letters of credit reduce the amounts available under the credit facility. At October 3, 2009, and January 3, 2009, $19.2 million and $5.0 million, respectively, were available under this credit facility.

At October 3, 2009, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 5.50%). We also pay certain facility and agent fees. As of October 3, 2009, and January 3, 2009, interest rates on borrowings outstanding under the Credit Agreement were 8.75% and 6.0%, respectively. We are subject to certain financial covenants under the agreement, including a maximum leverage ratio, a minimum interest coverage ratio, minimum availability, cash usage and capital expenditure limits.

Pursuant to a series of amendments and waivers under our Credit Agreement, the Lenders have waived compliance with certain financial covenants under the Credit Agreement applicable to fiscal periods ended on or about December 31, 2008 through the Waiver Termination Date, including the minimum interest coverage ratio and the maximum leverage ratio covenants. At October 3, 2009, our actual interest coverage ratio was 1.24 to 1.00 and the required ratio was not less than 1.25 to 1.00. At October 3, 2009, our leverage ratio was 1.80 to 1.00 and the required ratio was a maximum of 3.25 to 1.00. The Waiver Termination Date is the earliest to occur of (i) November 17, 2009, or (ii) the date that capital expenditures for fiscal 2009 exceed $4.0 million in the aggregate. Following the Waiver Termination Date, in the absence of a further amendment or waiver, we would not be in compliance with certain financial covenants under the Credit Agreement.

We continue to operate under and rely on short-term waivers to comply with certain ongoing covenants associated with our revolving credit facility. If we fail to negotiate an acceptable credit agreement with our lenders, we would not be in compliance with the terms of the Credit Agreement and our lenders may accelerate our debt obligations under the Credit Agreement and may exercise remedies as secured creditors. If the Lenders accelerated our debt obligations or took other actions to exercise their remedies as secured creditors, or such actions were perceived as likely, our existing and potential suppliers and customers could lose confidence in our viability as an operating business. We have had discussions with the Lenders regarding potential longer term amendments of the Credit Agreement and we believe the Lenders would cooperate with us to arrive at a viable solution to our liquidity requirements. Our ability to avoid default under the Credit Agreement or to obtain a longer term amendment of the Credit Agreement will be substantially dependent on our near-term business performance and may also be dependent on our ability to successfully obtain alternative sources of financing. There can be no assurance that we would be able to obtain further forbearance under the Credit Agreement or to obtain a longer term amendment of the Credit Agreement.

On May 22, 2009, we entered into a securities purchase agreement with Sterling Partners, a private equity firm. Under the terms of that prior agreement, if our shareholders approved the transaction, Sterling Partners would have purchased 50 million shares of our common stock for a total investment of $35.0 million. During a special meeting of shareholders held August 27, 2009, our shareholders did not approve the May 2009 securities purchase agreement.

On October 2, 2009, the May 2009 securities purchase agreement was terminated and we entered into a new securities purchase agreement with Sterling Partners. Under the terms of the new agreement, Sterling Partners would invest $10.0 million in exchange for 2.5 million shares of Select Comfort common stock and warrants to purchase 2.0 million additional shares of common stock at an exercise price of $0.01 per share. The Company, at its option, can require Sterling Partners to make the $10.0 million investment if the Company and its lenders have agreed to an amendment of the current credit agreement that is reasonably acceptable to Sterling Partners on or prior to March 31, 2010. Sterling Partners, at its option, can elect to purchase the common stock and warrants any time until June 30, 2010.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”). The GE Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. At October 3, 2009, the required minimum interest coverage ratio was 2.00 to 1.00. Our actual interest coverage ratio was 1.24 to 1.00. At October 3, 2009, our leverage ratio was 1.80 to 1.00 and the required ratio was a maximum of 3.00 to 1.00.

As our recent results placed us outside of these financial covenants, we were required under the terms of the GE Agreement to provide GE Money Bank with a $1.7 million letter of credit. The letter of credit is supported by our Credit Agreement and reduces the amount available under the Credit Agreement. The letter of credit covers the risk to GE Money Bank for sales returns and warranty claims should we be unable to pay these claims. Under the terms of our agreement with GE, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. GE Money Bank may draw on this letter of credit by certifying that we have failed to fund any amounts due under the GE Agreement or have filed for (or are subject to an involuntary procedure with respect to) bankruptcy protection.

Outlook

We have not recently provided full-year Company financial performance estimates. However, because of the continued volatility of macro-economic trends coupled with the state of our turn-around efforts, we are communicating our expectations for full-year 2009 earnings in a range of $0.02 to $0.08 per diluted share. Our outlook is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our outlook.

Looking forward to the fourth quarter, we anticipate recent sales trends to continue, with comparable-store sales growth largely offset by sales reductions from our declining store base and significantly reduced retail-partner distribution. During the fourth quarter, we will lap the most severe part of the economic downturn from a year ago, which is expected to lead to further comparable-store sales growth. Additionally, based on our reporting calendar, our fourth quarter 2008 reporting period included an additional 14th week compared to 13 weeks for the fourth quarter of 2009.

Sales assumptions for the fourth quarter of 2009 include the anticipated closing of at least eight stores and opening two additional stores. We expect to be operating slightly more than 400 stores by the end of 2009. Capital expenditures are projected to be less than $4.0 million in 2009.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases and $4.5 million of outstanding letters of credit, we do not have any off-balance-sheet financing. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of October 3, 2009, we are not involved in any unconsolidated special purpose entity transactions.

There has been no material change in our contractual obligations since the end of fiscal 2008 other than decreasing borrowings under our revolving credit facility from $79.2 million as of January 3, 2009 to $26.3 million as of October 3, 2009. See Note 3, Debt, of the Notes to our Condensed Consolidated Financial Statements. See our Annual Report on Form 10-K (as amended) for the fiscal year ended January 3, 2009 for additional information regarding our contractual obligations.

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
Asset Impairment Charges

Long-lived assets other than goodwill and other intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We generally estimate fair value of long-lived assets, including our retail stores, using the income approach in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements). The inputs used to determine fair value relate primarily to future assumptions regarding sales volumes, gross profit rates, store operating expenses and applicable probability weightings regarding future alternative uses. These inputs are categorized as Level 3 inputs under FASB ASC 820. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated fair value plus net proceeds expected from disposition of the asset (if any). When we recognize an impairment loss, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques in accordance with FASB ASC 820.

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

Asset impairment charges totaled $0.5 million and $2.5 million for the nine months ended October 3, 2009, and September 27, 2008, respectively. During the nine months ended October 3, 2009, total impairment charges included a $0.4 million charge for long-lived assets related to nine under-performing retail store locations. As of October 3, 2009, the remaining carrying amount of the long-lived assets at these stores totaled $10,000.

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

As of October 3, 2009, we evaluated 32 under- performing retail stores. We did not recognize any asset impairment charges as a result of this evaluation. At October 3, 2009, the carrying amount of the long-lived assets for these stores totaled $2.8 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 3, 2009, our short-term debt was comprised primarily of borrowings under our revolving credit facility and capital lease obligations. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

Interest rates on borrowings under our revolving credit facility are based on terms negotiated with the Lenders through November 17, 2009. The credit facility’s interest rate may also be reset due to fluctuations in a market-based index, such as the prime rate. At October 3, 2009 borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of up to 5.5%). A hypothetical 100 basis point change in the interest rate of outstanding borrowings under our credit facility as of October 3, 2009 would change our annual consolidated pre-tax income or loss by $0.3 million.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 3, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California. On September 30, 2008, the Court granted our motion to dismiss and strike the purported class action claims, and allowed the plaintiff leave to amend the complaint. On October 30, 2008, the plaintiff filed a first amended complaint alleging facts similar to those asserted in the initial complaint and asserting additional claims, including antitrust and RICO claims. On June 5, 2009, the Court granted our motion to dismiss and strike the purported class action claims of the first amended complaint, and allowed the plaintiff leave to amend the complaint with respect to certain of the alleged claims. On July 6, 2009, the plaintiff filed a second amended complaint alleging facts similar to those asserted in the initial complaint limiting the purported class to California and Florida residents, and asserting claims related to negligence, product liability, breach of warranty under federal and state statutes and unfair competition under state statutes. As of October 3, 2009, no accrual had been established with respect to this matter as we believe that the complaint is without merit and we intend to continue to vigorously defend the claims.

On April 30, 2009, a lawsuit was filed against the Company and one of its subsidiaries in United States District Court for the Northern District of Illinois by a former employee alleging that the company misclassified all non-California store managers as exempt from the overtime requirements of the Fair Labor Standards Act. The plaintiff further alleges that all Illinois store managers were similarly misclassified under the Illinois Minimum Wage Law. After an initial round of discovery, on July 27, 2009, the plaintiff filed a motion seeking permission to send notices to all similarly situated store managers informing them that they have the right to join this potential collective action lawsuit. The plaintiff’s motion remains pending before the Court. We believe that all store managers have been properly classified under both federal and state standards and we intend to vigorously defend the case. As of October 3, 2009, no accrual had been established with respect to this matter as we believe that the complaint is without merit and we intend to continue to vigorously defend the claims.

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

One investor has the right to purchase a significant number of shares of our common stock, and if the investor sells such shares in the public market, the price of our common stock could decline.

On October 2, 2009, the May 2009 securities purchase agreement with Sterling Partners was terminated and we entered into a new securities purchase agreement with Sterling Partners. Under the terms of the new agreement, Sterling Partners would invest $10.0 million in exchange for 2.5 million shares of our common stock and warrants to purchase an additional 2.0 million shares of our common stock at an exercise price of $0.01 per share. The Company, at its option, can require Sterling Partners to make the $10.0 million investment if the Company and its lenders have agreed to an amendment of the current credit agreement that is reasonably acceptable to Sterling Partners on or prior to March 31, 2010. Sterling Partners, at its option, can elect to purchase the common stock and warrants any time until June 30, 2010.

We also entered into a registration rights agreement with Sterling Partners pursuant to which we are required to file with the SEC a registration statement for the resale of these shares of common stock, including the shares issuable upon exercise of the warrants. Under the registration rights agreement, until the earlier of six months after a closing date under the securities purchase agreement or we close a qualified transaction (which includes a sale of at least five percent of any class of the Company’s outstanding capital stock), Sterling Partners agreed that it will not, in any one trading day, sell registrable securities that represent more than ten percent of our average daily trading volume. We also agreed that if Sterling Partners desires to execute a block trade for more than 5,000 shares of our common stock, and such block trade would otherwise exceed ten percent of our average daily trading volume, we have a right to approve any such block trade, which approval shall not be unreasonably withheld.

If Sterling Partners sells, or the market perceives that Sterling Partners intends to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 5, 2009 through August 1, 2009	—	NA	—
August 2, 2009 through August 29, 2009	—	NA	—
August 30, 2009 through October 3, 2009	—	NA	—
Total	—	NA	—	$206,762

(1) On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250.0 million of its common stock, bringing the total availability under our share repurchase program to $290.0 million. The Finance Committee of the Board of Directors reviews repurchases under this program on a quarterly basis. There is no expiration date governing the period over which we can repurchase shares. As of October 3, 2009, the total outstanding authorization was $206.8 million. We may terminate or limit the stock repurchase program at any time. We currently have no plans to repurchase shares under this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on August 27, 2009 to enable our shareholders to vote on several proposals related to the Securities Purchase Agreement between the Company and Sterling SC Investor, LLC (“Sterling”) entered into as of May 22, 2009 (the “Initial Sterling Transaction”). Proposal 1 was for shareholders to approve the Securities Purchase Agreement in the Initial Sterling Transaction. Proposals 2 and 3 involved proposed amendments to our Third Restated Articles of Incorporation related to the Initial Sterling Transaction. As stated in our proxy statement, implementation of Proposals 2 and 3 was conditioned upon approval of the Initial Sterling Transaction, such that, if our shareholders approved Proposals 2 and/or 3, but did not approve Proposal 1, then Proposals 2 and 3 would not be implemented. If our shareholders approved Proposal 1, but did not approve Proposals 2 and 3, a condition to Sterling’s obligation to close the Initial Sterling Transaction would not have been satisfied and therefore, Sterling would have had the right, but not the obligation, to close the initial Sterling Transaction. The results were as follows:

Proposal 1.          Approve the Securities Purchase Agreement by and between Select Comfort Corporation and Sterling SC Investor, LLC, pursuant to which we will issue to Sterling SC Investor, LLC 50 million shares of our common stock for $35 million;

Shares For	16,128,114
Shares Against	16,045,563
Shares Abstain	117,797
Broker Non-votes	8,771,661

The affirmative vote of holders of the greater of (i) a majority of the shares represented and entitled to vote in person or by proxy at the meeting, or (ii) a majority of the minimum number of shares entitled to vote in person or by proxy that would constitute a quorum for the transaction of business at the Special Meeting, was required for the approval of the Initial Sterling Transaction. Any broker non-votes on the Initial Sterling Transaction were treated as shares not entitled to vote on that matter, and thus were not counted in determining whether the Initial Sterling Transaction had been approved. Abstentions were treated as unvoted for purposes of determining the approval of the Initial Sterling Transaction and, as a result, had the same effect as a vote against the Initial Sterling Transaction. As a result, the proposal to approve the Initial Sterling Transaction did not receive approval of a majority of the shares represented and entitled to vote in person or by proxy at the meeting, which would have been at least 16,145,738 shares.

Proposal 2.          Approve an amendment to our Third Restated Articles of Incorporation to increase the number of authorized shares of our common stock from 142.5 million shares to 245 million shares;

Shares For	22,328,090
Shares Against	18,432,457
Shares Abstain	302,587
Broker Non-votes	0

Proposal 3.          Approve an amendment to our Third Restated Articles of Incorporation to, among other things, change the voting standard for elections of directors to a plurality of the voting power of shares represented and entitled to vote on the election of directors at a duly held meeting of shareholders at which a quorum is present; and

Shares For	22,244,907
Shares Against	18,166,988
Shares Abstain	651,239
Broker Non-votes	0

Proposal 4.          Approve the adjournment of the Special Meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the Special Meeting to approve the Securities Purchase Agreement and issuance of shares to Sterling SC Investor, LLC.

Shares For	22,288,703
Shares Against	18,438,352
Shares Abstain	336,078
Broker Non-votes	0

ITEM 5. OTHER INFORMATION

Rule 14a-8 Shareholder Proposal Deadline

It is currently anticipated that the 2010 Annual Meeting will be held on May 19, 2010, which is more than 30 days before the anniversary of the 2009 Annual Meeting of Shareholders. As a result, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, the Company has set a revised deadline for the receipt of any shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the 2010 Annual Meeting of Shareholders. The new deadline for delivering shareholder proposals to the Company is the close of business on January 19, 2010, which date was calculated in accordance with Rule 14a-8(e) and our Bylaws. Any shareholder proposal requested to be included in the proxy materials for the 2010 Annual Meeting of Shareholders must (i) be received by our Senior Vice President, General Counsel and Secretary at the Company’s principal executive offices at 9800 59th Avenue North, Plymouth, Minnesota 55442 on or before January 19, 2010; and (ii) satisfy all of the requirements of, and not otherwise be permitted to be excluded under, Rule 14a-8 promulgated by the SEC and our Bylaws. The Company recommends that such proposals be sent by certified mail, return receipt requested.

Bylaws Deadline

In accordance with the Company’s bylaws, for director nominations or other business to be brought before the 2010 Annual Meeting of Shareholders, other than Rule 14a-8 proposals described above, written notice must be delivered no later than the close of business on or before January 19, 2010. Such notices must also comply with any other requirements of the Company’s bylaws, and should be sent to the attention of Mark A. Kimball, Senior Vice President, General Counsel and Secretary.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1

Amendment No. 12 to Credit Agreement dated as of September 4, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed September 9, 2009 (File No. 0-25121)

10.2

Amendment No. 13 to Credit Agreement dated as of September 22, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed September 24, 2009 (File No. 0-25121)

10.3	Securities Purchase Agreement by and between Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-25121)

10.4	Guarantee by Sterling Capital Partners III, LP in favor of Select Comfort Corporation	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-25121)

10.5	Settlement, Mutual Termination and General Release Agreement by and between Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-25121)

10.6	Registration Rights Agreement by and between Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.4 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: November 12, 2009	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer
(principal executive officer)

	By:	/s/ James C. Raabe
James C. Raabe
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1

Amendment No. 12 to Credit Agreement dated as of September 4, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed September 9, 2009 (File No. 0-25121)

10.2

Amendment No. 13 to Credit Agreement dated as of September 22, 2009 among Select Comfort Corporation, the subsidiary borrowers from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, National Association, Bank of America, N.A., Citicorp USA, Inc., Wells Fargo Bank, National Association and Branch Banking and Trust Co., as Lenders

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed September 24, 2009 (File No. 0-25121)

10.3	Securities Purchase Agreement by and between Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-25121)

10.4	Guarantee by Sterling Capital Partners III, LP in favor of Select Comfort Corporation	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-25121)

10.5	Settlement, Mutual Termination and General Release Agreement by and between Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-25121)

10.6	Registration Rights Agreement by and between Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.4 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith