Form 10-K
period 2010-01-02
SELECT COMFORT CORP
filed 2010-02-25
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2010

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
YES ☐    NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of July 4, 2009, was $22,200,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).

As of January 30, 2010, there were 54,347,000 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

          Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. Our fiscal year is based on a 52- or 53-week year. All years presented in this Form 10-K are 52 weeks, except for the 2008 fiscal year ended January 3, 2009, which is a 53-week year.

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

ITEM 1. BUSINESS

Our Business

Overview

Select Comfort Corporation was founded as a Minnesota-based corporation in 1987 by an entrepreneur who developed and manufactured adjustable firmness mattresses after considering other alternatives such as innerspring and water mattresses. Select Comfort has evolved from a specialty, niche direct marketer, to a nationwide multi-channel business with fiscal 2009 net sales of $544 million.

Our principal business is to develop, manufacture, market and distribute premium quality, adjustable-firmness beds and other sleep-related accessory products. The air-chamber technology of our proprietary Sleep Number bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products. In addition, we market and sell accessories and other sleep related products which focus on providing personalized comfort to complement the Sleep Number bed and provide a better night’s sleep to the consumer. We have a mission-driven culture focused on serving the needs of our customers. Our mission is to improve lives by individualizing sleep experiences. Our goal is to educate our consumers on the importance of a better night’s sleep and the unique benefits of our products.

In 1998, Select Comfort became a publicly traded company and is listed on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” When used herein, the terms “Select Comfort,” “Company,” “we,” “us” and “our” refer to Select Comfort Corporation, including consolidated subsidiaries.

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

Integrated Business Process

We are a vertically integrated business from production through sales and delivery of our products, which allows us to control quality, cost, price and presentation. The modular design of our Sleep Number bed allows a just-in-time, build-to-order production process which requires minimal inventory in our stores and manufacturing plants, resulting in reduced working capital levels. This just-in-time production process also allows our stores to serve primarily as showrooms, without requiring significant product storage capacity.

Vision and Strategy

For 2008, we ranked as the fifth largest mattress manufacturer according to the December 2009 edition of Furniture/Today, with a 4.9% market share of industry revenue and 1.5% market share of industry units. We ranked as the second largest U.S. bedding retailer, according to the Top-25 Bedding Retailers report in the November 29, 2009 edition of Furniture/Today. Our vision is to become the new standard in sleep by providing individualized sleep experiences and elevating people’s expectations above the “one size fits all” solutions offered by other mattress brands.

We are executing against a defined strategy which focuses on the following key components:

•	Accelerate profitable growth and improve consistency of performance;

•	Deliver a new standard for individualized customer experience in our industry; and

•	Further strengthen our financial position – increasing our cash balance and remaining debt free.

Accelerate Profitable Growth

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

As of January 2, 2010 we operated 403 company-owned stores in the U.S. In the current economic environment, we are closely evaluating our store base, and expect to end 2010 with approximately 380 to 390 stores. We believe that through marketing and sales execution we can increase average sales per store to better leverage the profitability of our fixed cost store base. Longer term we plan to expand our retail store base to further our market share gains and improve sales and profit growth.

In 2005, we expanded our distribution network outside the U.S. with a retail partner relationship in Canada. In 2009, the Canadian retail partner relationship grew to 136 doors. During 2007, we formed a strategic alliance with two Australian-based companies to manufacture and distribute Sleep Number beds and accessories in Australia and New Zealand. Our international distribution network was not a significant part of our total distribution network and we do not plan to expand our international distribution during 2010.

We also sell to commercial partners which increases awareness of our brand through media exposure, product sales and word-of-mouth. These commercial partners include the QVC television shopping channel, the luxury motor home market, leading home furnishing retailers in Alaska and Hawaii, and Radisson Hotels and Resorts® in the U.S., Canada and the Caribbean.

Deliver a New Standard for Individualized Customer Experience

We strive to lead the industry in customer satisfaction by providing individualized sleep experiences and elevating people’s expectations above the “one size fits all” solution offered by other mattress brands. We believe everyone should love their bed and that quality sleep is as important to a healthy life as diet and exercise. As the only mattress brand that is both a manufacturer and a multi-channel retailer, we have the capabilities to enhance the entire customer experience from researching products, to the sale, delivery, set-up and post-sales follow-up. Our sales associates and customer service specialists are knowledgeable sleep experts whose mission is assisting each customer to individualize their sleep experiences through fast, friendly and accessible service.

We have historically introduced new features and benefits to our Sleep Number beds every two to three years, through a pipeline of research and development (“R&D”) activities. We continually focus on improving the reliability and quality of all the products that we sell. Our latest models emphasize enhanced comfort-layer materials, and several feature advancements in temperature balancing technology. We believe our current line represents the most technologically advanced beds we have ever produced and provides ideal comfort and quality sleep for each individual.

Further Strengthen Our Financial Position

We generated positive net income for six consecutive years from 2002 through 2007. Our 2008 operating results were significantly affected by the industry-wide decrease in consumer spending, and we realized a net loss of $70.2 million, including $34.6 million of pre-tax asset impairment charges and a $26.8 million charge for a deferred tax valuation allowance. In 2009, we returned to profitability and generated net income of $35.6 million, including the reversal of the previously established deferred tax valuation allowance and eliminated $79 million of debt, ending 2009 debt-free with a positive cash balance.

We have taken significant actions to improve our operating results and maintain our liquidity in the current challenging macro-economic environment, including: corporate workforce reductions, reduced capital spending, executing plans to close stores, supply chain cost reduction initiatives, reduced media spending, and reductions in fixed and discretionary operating expenses. We also introduced lower product price points and initiated an enhanced promotional strategy which stabilized sales. Additionally, we improved our liquidity by raising $26.3 million in additional equity and amended our credit agreement which was extended through June 2011.

During 2010 we plan to maintain disciplined expense controls and conservatively manage our capital expenditures. We expect to generate cash, further strengthen our financial position and remain debt free. We have no plans to raise additional equity.

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

The Sleep Number bed series are available through our U.S. company-owned distribution channels. Each bed series comes in standard mattress sizes, ranging from twin to king, as well as some specialty mattress sizes. Our bed series vary in features, functionality and price. As you move up the line, the Sleep Number bed series offer enhanced features and benefits, including higher quality fabrics, additional cushion and padding, higher overall mattress profiles, quieter Firmness Control Systems with additional functions, temperature balancing fabrics, and wireless remote controls as a standard feature.

The contouring support of our Sleep Number beds is optimized when used with our specially designed, proprietary foundation. This durable foundation, used in place of a box spring, is a modular design that can be disassembled and easily moved through staircases, hallways and other tight spaces.

Our U.S. mattress price points range from approximately $699 for the entry-level c2 queen-size mattress to $3,999 for the luxurious Sleep Number i10 queen-size mattress. Our most popular model is the p5 queen-size mattress which sells for approximately $1,699. Actual prices are at times lower than those quoted due to promotional offerings.

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

Sleep Number Bedding Collection and Other Products

In addition to our mattresses and foundations, we offer a line of products that provide innovative solutions for our customers’ sleep preferences, including specialty pillows, mattress pads, comforters, sheets and leg options. We also have two accessories programs that offer personalization - “Create your Perfect Pillow” and “Create your Perfect Comforter.” “Create your Perfect Pillow” is available in a variety of sizes, materials and firmness levels, and is designed to provide personalized comfort and better quality sleep for stomach, back or side sleepers. “Create your Perfect Comforter” can be adjusted for couples by varying the warmth levels to accommodate personal preferences.

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

Our retail stores accounted for 81% of our net sales in 2009. Average net sales per company-owned store were $1,046,000 in 2009 versus $984,000 in 2008, $1,318,000 in 2007 and $1,493,000 in 2006, with average sales per square foot of $710 in 2009 versus $703 in 2008, $1,024 in 2007 and $1,244 in 2006. In 2009, 48% of our stores generated net sales of over $1,000,000.

Our direct marketing call center and E-Commerce Web site provide national sales coverage, including markets not yet served by one of our retail stores, and accounted for 12% of our net sales in 2009. In addition, these channels provide a cost-effective way to market our products, are a source of information on our products and refer customers to our stores if there is one near the customer.

Beginning in 2002, we supplemented our sales through semi-exclusive relationships with selected home furnishing retailers and specialty bedding retailers. In August 2009, we discontinued distribution through non-company-owned mattress retailers in the contiguous United States. This change is part of the company’s efforts to reignite the Sleep Number brand and did not have a significant impact on sales or profit in 2009. At the end of 2009, our retail program included three retail partners in Hawaii, Alaska and Canada with a total of 146 doors.

In late 2007, we began distribution in Australia and New Zealand through relationships with an Australian-based manufacturer and an Australian-based retailer. Our total net sales attributable to foreign countries were $3.7 million in 2009, $5.4 million in 2008 and $5.0 million in 2007.

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

Since 2001, the Sleep Number brand positioning has been integrated into our marketing messages across all of our distribution channels, advertising vehicles and media types. We look to our direct response advertising on national cable TV as an economical means to generate leads for our stores. Through our dedicated call center, we are able to provide the inquiring consumer more information including the nearest store location, and/or send a video and brochure. Our total media spending was approximately $61 million in 2009, $92 million in 2008 and $110 million in 2007.

Owners of Sleep Number beds purchased through company-controlled channels are members of our Comfort Club, our customer loyalty program designed primarily to increase referrals and repeat purchases. Each time a referred customer purchases a bed, the referring Comfort Club member receives a $50 coupon for purchase of our products, with increasing benefits for multiple referrals. In 2009, approximately 26,000 new customers bought beds after receiving referrals from our Comfort Club members, and existing owners bought approximately 30,000 additional beds.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by GE Money Bank. Approximately 24% of our net sales during 2009 were financed by GE Money Bank. In 2005, we entered into an amended and restated agreement with GE Money Bank that extends this consumer credit arrangement through February 15, 2012, subject to earlier termination upon certain events and subject to automatic extensions. Under the terms of our agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures. As the receivables are owned by GE Money Bank, at no time are the receivables purchased or acquired from us. We are not liable to GE Money Bank for our customers’ credit defaults. In connection with all purchases financed under these arrangements, GE Money Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Consumers that do not qualify for credit under our agreement with GE Money Bank may apply for credit under a secondary program that we offer through another provider.

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

We obtain all of the raw materials and components used to produce our beds from outside sources. A number of components, including our proprietary air chambers, our proprietary blow-molded foundations, and various components for our Firmness Control Systems, as well as fabrics and zippers, are sourced from suppliers who currently serve as our sole source of supply for these components. We will continue to utilize dual sourcing on targeted components when effective. We believe we can obtain these raw materials and components from other sources of supply, although an unexpected loss of supply over a short period of time may not allow us to replace these sources in the ordinary course of business. In 2005, we began identifying secondary sources in order to provide continuity of supply for various components.

Our proprietary air chambers are produced to our specifications by an Eastern European supplier, which has been our sole source of supply of air chambers since 1994. Our agreement with this supplier runs through September 2011 and is thereafter subject to automatic annual renewal unless either party gives 365 days’ notice of its intention not to renew the agreement. We expect to continue this supplier relationship for the foreseeable future.

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

Home Delivery Service

Select Comfort’s home delivery, assembly and mattress removal service has contributed to improving the overall customer experience. Our home delivery technicians can effectively communicate the benefits of the bed, reinforcing the sales process and helping to ensure satisfied customers. In some markets on the East Coast, we provide home delivery, assembly and mattress removal services through a third-party provider. Approximately 52% of beds sold through our company-owned channels in 2009 were delivered by our full-service home delivery team or by our third-party provider.

In 2003, we expanded the availability of our company-controlled delivery, assembly and removal services to all of our retail markets. In 2007, we continued improving our home delivery efficiency and service by consolidating over 100 individually managed cross-dock distribution locations into a Hub and Spoke network organized around 13 regional hubs. In 2009, we reduced our hub network from 13 regional hubs to 10.

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

Research and Development

Our research and development team continuously seeks to improve product performance and benefits based on sleep science. Through customer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products. Since the introduction of our first bed, we have continued to improve and expand our product line, including new bed models, a quieter Firmness Control System, wireless remote controls, more luxurious fabrics and covers, and new generations of foams and foundation systems. Our research and development expenses were $2.0 million in 2009, $3.4 million in 2008 and $5.7 million in 2007 (when National Fire Retardancy Standards were launched).

Information Systems

We use information technology systems to operate, analyze and manage our business, to reduce operating costs and to enhance our customers’ experience. Our major systems include an in-store point of sale system, a retail portal system, in-bound and out-bound telecommunications systems for direct marketing and customer service, E-Commerce systems, a data warehouse system and an enterprise resource planning system. These systems are comprised of both packaged applications licensed from various software vendors and internally developed programs. Our production data center is located in our corporate headquarters with redundant environmental systems.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, border wall and corner piece systems, foundation systems, and features related to sofa sleepers with air mattresses, as well as other technology. We have 22 issued U.S. patents, expiring at various dates between January 2010 and June 2022, and three U.S. patent applications pending. We also hold 42 foreign patents and have eight foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products. To our knowledge, no third party has asserted a claim against us alleging that any element of our product infringes or otherwise violates any intellectual property rights of any third party.

“Select Comfort” and “Sleep Number” are trademarks registered with the U.S. Patent and Trademark Office. We have a number of other registered trademarks including the double arrow logo, “Select Comfort” with the double arrow logo, “Select Comfort Creator of the Sleep Number Bed” with the double arrow logo, “The Sleep Number Bed by Select Comfort” with the double arrow logo and “What’s Your Sleep Number?” Several of these trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each registered mark is renewable indefinitely as long as the mark remains in use. We are not aware of any material claims of infringement or other challenges asserted against our right to use these marks.

Industry and Competition

The U.S. bedding manufacturing industry is a mature and generally stable industry. According to the International Sleep Products Association (ISPA), since 1984 the industry has consistently demonstrated growth on a dollar basis, with a 0.3% decline in 2001, 9.1% decline in 2008 and 9.0% decline in 2009 being the only exceptions. According to ISPA, industry wholesale shipments of mattresses and foundations were estimated to be $5.7 billion in 2009, a 9.0% decline compared to $6.2 billion in 2008. We estimate that traditional innerspring mattresses represent approximately 78% of total U.S. bedding sales (based on 2008 sales). Furniture/Today, a furniture industry trade publication, has ranked Select Comfort as the fifth largest mattress manufacturer and second largest U.S. bedding retailer for 2008.

Over the 5-year, 10-year and 20-year periods ended 2009, the value of U.S. wholesale bedding shipments (decreased)/ increased at compound annual growth rates of (2.6%), 2.1% and 4.6%, respectively. We believe that industry unit growth has been primarily driven by population growth, and an increase in the number of homes (including secondary residences) and the increased size of homes. We believe growth in average wholesale prices resulted from a shift to both larger and higher quality beds, which are typically more expensive.

The bedding industry is very competitive. Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among the three largest manufacturers of innerspring bedding with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, and Simmons. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the bedding market. Simmons and Sealy, as well as a number of smaller manufacturers, have offered air-bed products in recent years. Tempur-Pedic International, Inc., and a number of other mattress manufacturers, offer foam mattress products. The bedding retailer business is also highly competitive. Our distribution channels, including our retail stores, compete against regional and local specialty bedding retailers, home furnishing stores, mass merchants and national discount stores. We compete principally on the differentiation and quality of our products, customer service and value pricing.

Governmental Regulation and Environmental Matters

Our operations are subject to federal and state consumer protection and other regulations relating to the bedding industry. These regulations vary among the jurisdictions in which we do business, but generally impose requirements as to the proper labeling of bedding merchandise.

The bedding industry is subject to federal fire retardancy standards developed by the U.S. Consumer Product Safety Commission, which became effective nationwide in July 2007. Compliance with these requirements has increased the cost and complexity of manufacturing our products. These regulations also result in higher product development costs as new products must undergo rigorous flammability testing.

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

We are subject to emerging federal, state and foreign data privacy regulations related to the safeguarding of sensitive customer and employee data, which may drive increased costs in our information systems infrastructure.

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

We are not aware of any national or local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net income or competitive position, or will result in material capital expenditures. During fiscal 2009, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Customers

No single customer accounts for 10% or more of our net sales. The loss of distribution through QVC, however, could adversely impact our sales and profitability.

Seasonality

Our business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales in the second quarter and increased sales during selected holiday or promotional periods.

Working Capital

The component nature of our products allows our stores to serve as product showrooms for our Sleep Number beds. This aspect of our business model allows us to maintain low inventory levels which enables us to operate with minimal working capital. We have historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. As of January 2, 2010, we had no outstanding borrowings. We did have $4.5 million under letters of credit, with an additional $35.5 million available under our $40.0 million credit facility.

Employees

At January 2, 2010, we employed 2,172 persons, including 1,272 retail sales and support employees, 151 direct marketing and customer service employees, 553 manufacturing and logistics employees, and 196 management and administrative employees. Approximately 135 of our employees were employed on a part-time basis at January 2, 2010. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis plus commissions for sales associates. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Executive Officers of the Registrant

William R. McLaughlin, 53, joined our company in March 2000 as President and Chief Executive Officer. Mr. McLaughlin also served as Chairman of our Board of Directors from May 2004 to February 2008. From December 1988 to March 2000, Mr. McLaughlin served as an executive of PepsiCo Foods International, Inc., a snack food company and subsidiary of PepsiCo, Inc., in various capacities, including from September 1996 to March 2000 as President of Frito-Lay Europe, Middle East and Africa, and from June 1993 to June 1996 as President of Grupo Gamesa, S.A. de C.V., a cookie and flour company based in Mexico.

Shelly R. Ibach, 50, has served as Executive Vice President, U.S. Sales since October 2008. Ms. Ibach joined Select Comfort as Senior Vice President, U.S. Sales - Company Owned Channels in April 2007. From 1982 to 2007, she held various leadership positions within Macy’s North, formerly Marshall Field’s Department Stores - Target Corporation. From 2004 to 2007, Ms. Ibach served as Senior Vice President and General Merchandise Manager for the Home division, within Macy’s North. Other key positions included Vice President - Divisional Merchandise Manager, Director of Planning and Regional Director of Stores.

Mark A. Kimball, 51, has served as Senior Vice President, Legal, General Counsel and Secretary since August 2003. From July 2000 to August 2003, Mr. Kimball served as Senior Vice President, Human Resources and Legal, General Counsel and Secretary. From May 1999 to July 2000, Mr. Kimball served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining us, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

James C. Raabe, 49, has served as Senior Vice President and Chief Financial Officer since April 1999. From September 1997 to April 1999, Mr. Raabe served as our Controller. From May 1992 to September 1997, he served as Vice President – Finance of ValueRx, Inc., a pharmacy benefit management provider. Mr. Raabe held various positions with KPMG LLP from August 1982 to May 1992.

Karen R. Richard, 39, has served as Senior Vice President, Chief Human Resource & Strategy Officer for Select Comfort Corporation since March 2009. From January 2006 through February 2009, Ms. Richard served as Vice President, Human Resources and prior to that she served as Vice President, Finance supporting Select Comfort’s Consumer Channels and Marketing. Ms. Richard also held a variety of positions in the company’s finance department after joining Select Comfort in May of 1996. From 1993 to 1996, Ms. Richard held various accounting positions with TCF Mortgage Corporation, an affiliate of TCF Financial Corporation.

Kathryn V. Roedel, 49, has served as Executive Vice President, Product Development and Operations since October 2008. Ms. Roedel joined our Company as Senior Vice President, Global Supply Chain in April 2005. From 1983 to 2005, she held leadership positions within two divisions of General Electric Company, in Sourcing, Manufacturing, Quality and Service. From 2003 to March 2005, Ms. Roedel served as the General Manager, Global Supply Chain Strategy for GE Medical Systems. Other key positions included General Manager, Global Quality and Six Sigma; Vice President – Technical Operations and Director/Vice President – Quality Programs for GE Clinical Services, a division of GE Medical Systems.

Wendy L. Schoppert, 43, has served as Senior Vice President and Chief Information Officer since March 2008. She joined our Company in April 2005 and previously served as Senior Vice President and General Manager – New Channel Development and Senior Vice President – International. From 2002 to March 2005, Ms. Schoppert led various departments within U.S. Bancorp Asset Management, most recently serving as Head of Private Asset Management and Marketing. From 1996 to 2000, she held several positions with America West Holdings Corporation, including Vice President of America West Vacations and head of the airline’s Reservations division. Prior to 1996, Ms. Schoppert held various finance-related positions at both Northwest Airlines and American Airlines.

Tim Werner, 46, has served as Senior Vice President and Chief Marketing Officer since March 2009. From October 2008 through February 2009 he served as Vice President, Marketing. Mr. Werner served as Vice President, Direct and E-Commerce from October 2007 to September 2008 and as Vice President, Retail Partners developing our Wholesale business from October 2002 to July 2006. Mr. Werner also held a variety of positions in our Direct Marketing business channel after joining us in May 1996. From 1986 to 1996, Mr. Werner held marketing positions with L.L. Bean, Inc. and Fingerhut Corporation.

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

Our corporate Internet Web site is http://www.selectcomfort.com. Through a link to a third-party content provider, our corporate Web site provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. These documents are posted on our Web site at www.selectcomfort.com — select the “About Us” link and then the “Investor Relations” link. The information contained on our Web site or connected to our Web site is not incorporated by reference into this Form 10-K and should not be considered part of this report.

We also make available, free of charge on our Web site, the charters of the Audit Committee, Management Development and Compensation Committee, and Corporate Governance and Nominating Committee as well as our Code of Business Conduct (including any amendment to, or waiver from, a provision of our Code of Business Conduct) adopted by our Board. These documents are posted on our Web site — select the “Investor Relations” link and then the “Corporate Governance” link.

Copies of any of the above referenced information will also be made available, free of charge, upon written request to:

Select Comfort Corporation
Investor Relations Department
9800 59th Avenue North
Minneapolis, MN 55442

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the specific risks set forth below and other matters described in this Annual Report on Form 10-K before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including risks and uncertainties not presently known to us or that we currently see as immaterial, may also harm our business. If any of these risks occur, our business, results of operations, cash flows and financial condition could be materially and adversely affected.

Current and future economic conditions could materially adversely affect our sales, profitability, cash flows and financial condition.

The success of our business model depends to a significant extent upon discretionary consumer spending, which is influenced by a number of general economic factors, including without limitation consumer confidence, the housing market, employment levels, interest rates, inflation and taxation and the level of customer traffic in malls and shopping centers.  Adverse trends in any of these economic indicators may adversely affect our sales, profitability, cash flows and financial condition.

A reduction in the availability of credit to consumers generally or under our existing consumer credit programs could harm our sales, profitability, cash flows and financial condition.

A high percentage of our sales are made under consumer credit programs through third parties.  The recent economic downturn has resulted in a reduction of credit available to consumers as macroeconomic factors impact the financial position of consumers and as suppliers of credit adjust their lending criteria. In addition, changes in federal regulations that go into effect in 2010 place additional restrictions on all consumer credit programs, including limiting the types of promotional credit offerings that may be offered to consumers.

GE Money Bank provides credit to our customers through a private label credit card program that expires on February 15, 2012, subject to earlier termination upon certain events and subject to automatic extensions.  GE Money Bank has discretion to set minimum credit standards under which credit is extended to customers.  In recent periods we have not been in compliance with certain financial covenants under our agreement with GE Money Bank, which has resulted in a requirement that we provide a letter of credit to collateralize potential exposure that GE Money Bank may have if we were unable to meet our obligations to our customers.

Reduction of credit availability due to changing economic conditions, changes in credit standards under our private label credit card program or changes in regulatory requirements, or the termination of our agreement with GE Money Bank, could harm our sales, profitability, cash flows and financial condition.

Our future growth and profitability depends upon the effectiveness and efficiency of our marketing programs.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products.  In recent periods, including in particular 2007 and 2008, our marketing messages were not as effective as in prior periods.  We continue to evolve our marketing strategies, adjusting our messages, the amount we spend on advertising and where we spend it, and no assurance can be given that we will be successful in developing effective messages and in achieving efficiency in our advertising expenditures.

We also believe that consumers are increasingly using the Internet as a part of their shopping experience.  As a result, our future growth and profitability will depend in part on (i) the effectiveness and efficiency of our on-line advertising and search optimization programs in generating consumer awareness and sales of our products, (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites, and (iii) our ability to prevent internet publication of false or misleading information regarding our products or our competitors’ products.

If our marketing messages are ineffective or our advertising expenditures and other marketing programs, including internet-based programs, are inefficient in creating awareness of our products and brand name, driving consumer traffic to our points of distribution and motivating consumers to purchase our products, our sales, profitability, cash flows and financial condition may be adversely impacted.

Our future growth and profitability depends on our ability to execute our retail store distribution strategy.

Our company-controlled retail store distribution channel is our largest distribution channel and represents our largest opportunity for growth in sales and improvement in profitability.  Our stores carry significant fixed costs.  We are highly dependent on our ability to maintain and increase sales per store to improve our operating margins.

Our stores are largely mall based.  We depend on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for our retail stores.  Any decrease in mall traffic could adversely affect our sales, profitability, cash flows and financial condition.

In 2009 we evolved our retail strategy, closing 72 stores to increase trade area per store and discontinued selling through traditional mattress retailers to drive more customers to our company-controlled channels.  This strategy is designed to improve our customer experience by utilizing our company-controlled sales process and to improve profitability by driving a greater number of sales through a smaller base of stores.  If we are unable to capture sales from these larger trade areas or to improve the overall customer experience, our sales and profitability may be negatively impacted  We may also be required to incur significant costs to close stores as we realign our store base.

Our longer term retail store distribution strategy is also dependent on our ability to renew existing store leases and to secure suitable locations for new store openings, in each case on a cost-effective basis.  We may encounter higher than anticipated rents and other costs in connection with managing our retail store base, or may be unable to find or obtain suitable new locations.

Our future growth and profitability depends on continuous improvement in our products and services.

Our unique product advantages and the customer experience provided by our vertically integrated business model have been key drivers of our growth in the past.  One of our current growth strategies is to develop product innovation and sleep expertise by enhancing existing products and by developing and marketing new products that deliver personalized comfort and better sleep.  In addition, providing superior customer service levels through home delivery of our products and post sales service are designed to develop a superior brand image.  Any failure to continue to develop and market enhanced or new products and improved service in a cost-effective manner could harm our ability to grow sales and improve our profitability.

A failure to achieve and maintain a high level of product quality could negatively impact our sales, profitability, cash flows and financial condition.

Our products represent a significant departure from traditional innerspring mattresses, which have no moving parts and do not rely on electronics and air control systems.  As a result, our beds may be susceptible to failures that do not exist with traditional mattresses.  A failure to achieve and maintain acceptable quality standards could impact consumer acceptance of our products or could result in negative media and internet reports or owner dissatisfaction that could negatively impact our brand image and sales levels.

In addition, a decline in product quality could result in an increase in return rates and a corresponding decrease in sales, or an increase in product warranty claims in excess of our warranty reserves.  An unexpected increase in return rates or warranty claims could harm our sales, profitability, cash flows and financial condition.

As a consumer products company, we face an inherent risk of exposure to product liability claims in the event that the use of any of our products is alleged to have resulted in personal injury or property damage.  In the event that any of our products proves to be defective, we may be required to recall or redesign such products.  In 2004 and in 2008, we experienced increased returns and adverse impacts on sales, as well as product liability litigation, as a result of media reports related to the alleged propensity of our products to develop mold.  We may experience additional adverse impacts on sales and additional litigation in the event any similar media reports were to occur in the future.  We maintain insurance against some forms of product liability claims, but such coverage may not be adequate for liabilities actually incurred.  A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our sales, profitability, cash flows and financial condition.

Significant competition in our industry could adversely affect our business.

Because of the vertical integration of our business model we face significant competition with both a number of different types of mattress alternatives and a variety of retailers.

The mattress industry is characterized by a high degree of concentration among the three largest manufacturers of innerspring mattresses and the largest manufacturer of viscoelastic foam mattresses.  We believe that many of our competitors have greater financial, marketing and manufacturing resources and better brand name recognition than we do and sell products through broader and more established distribution channels.  A number of mattress manufacturers, including several of these larger competitors, have offered air beds that compete with our products.

Our stores and other company-controlled distribution channels compete with other retailers who often provide a wider selection of mattress alternatives than we offer.  Many of these retailers also have more points of distribution and greater brand name recognition than we do.

These manufacturing and retailing competitors, or new entrants into the market, may compete aggressively and gain market share with existing and new mattress products, and may pursue or expand their presence in the air bed segment of the market.  We have limited ability to anticipate the timing and scale of new product introductions, advertising campaigns or new pricing strategies by our competitors, which could inhibit our ability to retain or increase market share, or to maintain our product margins.

If we are unable to effectively compete with other bedding manufacturers and other retailers, our sales, profitability, cash flows and financial condition may be adversely impacted.

We may be unable to prevent other companies from using our technology or intellectual property in connection with the sale of competitive products.

We own various U.S. and foreign patents and patent applications related to certain elements of the design and function of our beds and related products.  We also own several registered and unregistered trademarks and trademark applications, including in particular our Select Comfort and Sleep Number trademarks, which we believe have significant value and are important to the marketing of our products to customers.  Our intellectual property rights may not provide substantial protection against infringement or piracy and may not prevent our competitors from developing and marketing products that are similar to or competitive with our beds or other products.  In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States.  If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology or trademarks in connection with competitive products, which could adversely affect our sales, profitability, cash flows and financial condition.

We are not aware of any material intellectual property infringement or invalidity claims that may be asserted against us, however, it is possible that third parties, including competitors, may successfully assert such claims.  The cost of defending such claims, or any resulting liability, or any failure to obtain necessary licenses on reasonable terms, may adversely impact our sales, profitability, cash flows and financial condition.

We utilize “just-in-time” manufacturing processes with minimal levels of inventory, which could leave us vulnerable to shortages in supply that may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability.

We generally assemble our products after we receive orders from customers utilizing “just-in-time” manufacturing processes with minimal levels of raw materials, work in process and finished goods inventories.  Lead times for ordered components may vary significantly.  In addition, some components used to manufacture our products are provided on a sole source basis.  Any unexpected shortage of materials caused by any disruption of supply or an unexpected increase in the demand for our products, could lead to delays in shipping our beds to customers.  Any such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

We rely upon several key suppliers that are, in some instances, the only source of supply currently used by us for particular materials, components or services.  A disruption in the supply or substantial increase in cost of any of these products or services could harm our sales, profitability, cash flows and financial condition.

We currently obtain all of the materials and components used to produce our beds from outside sources.  In several cases, including our proprietary air chambers, our proprietary blow-molded foundations, our adjustable foundations, various components for our Firmness Control Systems, as well as fabrics and zippers, we have chosen to obtain these materials and components from suppliers who serve as the only source of supply used by us at this time.  While we believe that these materials and components, or suitable replacements, could be obtained from other sources, in the event of a disruption or loss of supply of relevant materials or components for any reason, we may not be able to find alternative sources of supply, or if found, may not be found on comparable terms.  If our relationship with either the supplier of our air chambers or the supplier of our blow-molded foundations is terminated, we could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components.

Similarly, we rely on UPS and other carriers to deliver some of our products to customers on a timely and cost-effective basis.  Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose sales.  Any increase in freight charges could increase our costs of doing business and harm our sales, profitability, cash flows and financial condition.

Fluctuations in commodity prices could result in an increase in component costs and/or delivery costs.

Our business is subject to significant increases or volatility in the prices of certain commodities, including but not limited to fuel, oil, natural gas, rubber, cotton, plastic resin, steel and chemical ingredients used to produce foam.  Increases in prices of these commodities or other inflationary pressures may result in significant cost increases for our raw materials and product components, as well as increases in the cost of delivering our products to our customers.  To the extent we are unable to offset any such increased costs through value engineering and similar initiatives, or through price increases, our profitability, cash flows and financial condition may be adversely impacted.  If we choose to increase prices to offset the increased costs, our unit sales volumes could be adversely impacted.

Our business is subject to risks inherent in global sourcing activities.

Our air chambers and some of our other components are manufactured outside the United States, and therefore are subject to risks associated with foreign sourcing of materials, including but not limited to:

•	Political instability resulting in disruption of trade;
•	Existing or potential duties, tariffs or quotas on certain types of goods that may be imported into the United States;
•	Disruptions in transportation due to acts of terrorism, shipping delays, foreign or domestic dock strikes, customs inspections or other factors;
•	Foreign currency fluctuations; and
•	Economic uncertainties, including inflation.

These factors could increase our costs of doing business with foreign suppliers, lead to inadequate inventory levels or delays in shipping beds to our customers, which could harm our sales, customer satisfaction, profitability, cash flows and financial condition.

Disruption of operations in either of our two manufacturing facilities could increase our costs of doing business or lead to delays in shipping our beds.

We have two manufacturing plants, which are located in Irmo, South Carolina and in Salt Lake City, Utah.  We generally manufacture beds to fulfill orders rather than stocking finished goods inventory in our plants or stores.  Therefore, the disruption of operations of either of our manufacturing facilities for a significant period of time may increase our costs of doing business and lead to delays in shipping our beds to customers.  Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

Our manufacturing and retail operations are subject to a wide variety of government regulations which could increase costs or cause disruptions to our operations.

We are subject to a wide variety of government regulations relating to the bedding industry or to various aspects of our business and operations, including without limitation; regulations relating to the proper labeling of bedding merchandise; flammability standards applicable to mattresses; environmental and product safety regulations; consumer protection and data privacy regulations; various “do not call” or “do not mail” list requirements; labor laws, including but not limited to laws relating to occupational health and safety, employee privacy, wages and hours, overtime pay, harassment and discrimination, equal opportunity, and employee leaves and benefits; and import and export regulations.

Although we believe that we are in compliance in all material respects with these regulations and have implemented a variety of measures to promote continuing compliance, regulations may change over time and we may be required to incur expenses and/or to modify our operations in order to ensure compliance with these regulations or we may be found to be in violation of the foregoing laws or regulations, which could harm our sales, profitability, cash flows and financial condition.

Regulatory requirements related to flammability standards for mattresses may increase our product costs and increase the risk of disruption to our business.

The federal Consumer Product Safety Commission adopted new flammability standards and related regulations which became effective nationwide in July 2007 for mattresses and mattress and foundation sets.  Compliance with these requirements has resulted in higher materials and manufacturing costs for our products, and has required modifications to our information systems and business operations, further increasing our costs and negatively impacting our capacity.

These regulations require manufacturers to implement quality assurance programs and encourage manufacturers to conduct random testing of products.  These regulations also require maintenance and retention of compliance documentation.  These quality assurance and documentation requirements are costly to implement and maintain.  If any product testing, other evidence, or regulatory inspections yield results indicating that any of our products may not meet the flammability standard, we may be required to temporarily cease production and distribution and/or to recall products from the field, and we may be subject to fines or penalties, any of which outcomes could harm our business, reputation, sales, profitability, cash flows and financial condition.

We may be unable to sustain sufficient financial resources to finance our operations and growth.

Historically, we have relied on cash from operations to fund our operations and growth.  Beginning in the second half of 2008, as a result of the significant downturn in the economy, we experienced significant constraints in our operating cash flow and liquidity and were substantially dependent upon our ability to access credit under our credit agreement.  During 2009, we executed a variety of initiatives that enabled us to return to positive earnings and cash flow, repay our outstanding debt and establish a positive cash position.  In addition, we renegotiated the terms of our credit facility and extended its term to June 30, 2011.

Despite this turnaround, our financial resources are limited.  The macroeconomic environment remains uncertain and the credit markets remain constrained.  Should economic conditions deteriorate significantly or if we were otherwise unable to maintain our profitability and cash flow, we may not be able to fund our operations and growth.  In addition, such deterioration may impact our ability to remain in compliance with our credit agreement, limiting or eliminating our ability to utilize this source of funds.

Our management information systems may not be adequate to meet the evolving needs of our business as well as existing and emerging regulatory requirements.

We depend on our management information systems for many aspects of our business.  Our current information systems architecture includes some off-the-shelf programs as well as some key software that has been developed by our own programmers, using old programming languages that are no longer vendor-supported.  Our business may be adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand our systems to meet the evolving needs of our business and existing and emerging regulatory requirements.  Any failure of our systems and processes to adequately protect employee and customer information from theft or loss could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.

The loss of the services of any members of our executive management team could adversely impact our ability to execute our business strategy.

We are currently dependent upon the continued services, ability and experience of our executive management team.  The loss of the services of any member of our executive management team could have an adverse effect on our ability to execute our business strategy and growth initiatives and on our sales, profitability, cash flows and financial condition.  Our future growth and success will also depend upon our ability to attract, retain and motivate other qualified personnel.

Our charter and corporate documents and Minnesota law make a takeover of our company more difficult and expensive, which may prevent certain changes in control and limit the market price of our common stock.

Our charter, bylaws, certain corporate documents and sections 671 and 673 of the Minnesota Business Corporation Act contain provisions that might enable our management to resist a takeover of our company or which may increase the cost of an acquisition of our company.  Provisions in our amended and restated articles of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our shareholders may consider favorable.  For example, our amended and restated articles of incorporation authorize five million undesignated shares.  Without shareholder approval, our board of directors has the authority to create a class or series of shares from the undesignated shares and to set the terms of the class or series, including voting and dividend rights.  With these rights, it could be more difficult for a third party to acquire us.  In addition, our amended and restated articles of incorporation provide for a staggered board of directors, with directors serving for three-year terms and approximately one-third of the directors coming up for re-election each year.  Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in any acquisition of us that is not favored by our board of directors.  In addition, we have a severance plan that may provide certain employees and executive officers with severance compensation if they are terminated in connection with a change in control of our company and stock award plans that provide for the acceleration of vesting of incentive stock awards upon a change in control of our company.  The existence of these provisions could discourage or prevent a change in control of our company, could make a change in control of our company more difficult and expensive and could limit the price that investors might be willing to pay in the future for shares of our common stock.

Risks of certain global events, such as terrorist attacks or a pandemic outbreak, could adversely impact our sales, profitability, financial condition or stock price.

Additional terrorist attacks in the United States or against U.S. targets, or acts of war or threats of war or the escalation of current hostilities involving the United States or its allies, or military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may adversely impact our operations, causing delays or losses in the delivery of merchandise to us and decreased sales.  These events could also cause an increase in oil or other commodity prices, which could adversely affect our materials or transportation costs, including the costs of delivery of our products to customers.

A significant pandemic outbreak, or a perceived threat of such an outbreak, could cause significant disruptions to our supply chain, manufacturing capability and distribution system that could adversely impact our ability to produce and deliver products, which could result in a loss of sales and adversely impact our profitability, cash flows and financial condition.

Any of these events could adversely impact consumer confidence and spending or result in increased volatility in the U.S. and worldwide financial markets.  These events also could cause, or deepen and prolong, an economic recession in the United States or abroad.  Any of these occurrences could have an adverse impact on our sales, profitability, financial condition or stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Distribution Locations

We currently lease all of our existing retail store locations and expect that our policy of leasing, rather than owning stores, will continue. Our store leases generally provide for an initial lease term of five to seven years with a mutual termination option if we do not achieve certain minimum annual sales thresholds. Generally, the store leases require us to pay minimum rent plus percentage rent based on net sales in excess of certain thresholds, as well as certain operating expenses.

The following table summarizes the geographic location of our 403 company-owned stores and 146 retail partner doors as of January 2, 2010:

	Company- Owned Stores	Retail Partner Doors		Company Owned Stores	Retail Partner Doors
Alabama	5	—	Missouri	12	—
Alaska	—	3	Montana	2	—
Arizona	11	—	Nebraska	3	—
Arkansas	3	—	Nevada	4	—
California	40	—	New Hampshire	5	—
Colorado	13	—	New Jersey	12	—
Connecticut	5	—	New Mexico	2	—
Delaware	2	—	New York	11	—
Florida	26	—	North Carolina	13	—
Georgia	13	—	North Dakota	2	—
Hawaii	—	7	Ohio	18	—
Idaho	1	—	Oklahoma	3	—
Illinois	20	—	Oregon	4	—
Indiana	12	—	Pennsylvania	19	—
Iowa	5	—	South Carolina	4	—
Kansas	4	—	South Dakota	2	—
Kentucky	4	—	Tennessee	7	—
Louisiana	5	—	Texas	30	—
Maine	2	—	Utah	3	—
Maryland	12	—	Vermont	1	—
Massachusetts	6	—	Virginia	11	—
Michigan	11	—	Washington	11	—
Minnesota	13	—	Wisconsin	9	—
Mississippi	2	—	Canada	—	136
			Total	403	146

Manufacturing and Headquarters

We lease our 159,000-square-foot corporate headquarters in the Minneapolis, Minnesota area. The lease commenced in November 2007 and runs through 2017 with two five-year renewal options.

We also lease approximately 122,000 square feet in the Minneapolis, Minnesota area that includes our research and development department, and a distribution center that accepts returns, fulfills accessory orders and processes warranty claims. This lease expires in 2017 and contains one five-year renewal option.

We lease two manufacturing and distribution centers in Irmo, South Carolina and Salt Lake City, Utah of approximately 105,000 square feet and approximately 101,000 square feet, respectively. We lease the Irmo facility through February 2013, and the Salt Lake City facility through April 2010, with a five-year renewal option thereafter.

ITEM 3. LEGAL PROCEEDINGS

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California. On September 30, 2008, the Court granted our motion to dismiss and strike the purported class action claims, and allowed plaintiff leave to amend the complaint. On October 30, 2008, plaintiff and additional named plaintiffs filed a first amended complaint alleging facts similar to those asserted in the initial complaint and asserting additional claims, including antitrust and RICO claims. On June 5, 2009, the Court granted our motion to dismiss and strike the purported class action claims of the first amended complaint, and allowed plaintiffs leave to amend the complaint with respect to certain of the alleged claims. On July 6, 2009, plaintiffs filed a second amended complaint alleging facts similar to those asserted in the prior complaints, limiting the purported class to California and Florida residents, and asserting claims related to negligence, product liability, breach of warranty under federal and state statutes and unfair competition under state statutes. On December 4, the Court granted our motion to strike plaintiffs’ newly alleged claims and granted our motion to dismiss plaintiffs’ remaining claims, and allowed plaintiffs leave to amend only with respect to certain of the alleged claims. On January 4, 2010, plaintiffs filed a third amended complaint alleging facts similar to those asserted in the prior complaints, limiting the purported class to California and Florida residents, and asserting claims related to negligence, product liability, breach of warranty under federal and state statutes and unfair competition under state statutes. We have filed a motion to dismiss that is scheduled to be heard on April 30, 2010. As of January 2, 2010, no accrual had been established with respect to this matter as we believe that the complaint is without merit and we intend to continue to vigorously defend the claims.

On April 30, 2009, a lawsuit was filed against the Company and one of its subsidiaries in United States District Court for the Northern District of Illinois by a former employee alleging that the Company misclassified all non-California store managers as exempt from the overtime requirements of the Fair Labor Standards Act. The plaintiff further alleges that all Illinois store managers were similarly misclassified under the Illinois Minimum Wage Law. After an initial round of discovery, on July 27, 2009, plaintiff filed a motion seeking permission to send notices to all similarly situated store managers informing them that they have the right to join this potential collective action lawsuit. On December 9, 2009, the Court ruled that plaintiff is permitted to send notice only to certain existing and former store managers within the State of Illinois inviting them to join the case. The opt-in period for potential class members to join the case expires on March 15, 2010. We believe that all store managers have been properly classified under both federal and state standards and we intend to vigorously defend the case. As of January 2, 2010, no accrual had been established with respect to this matter as we believe that the complaint is without merit and we intend to continue to vigorously defend the claims.

We are subject from time to time to various other potential claims and other legal proceedings arising in the ordinary course of our business, including primarily commercial, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these other matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In the fiscal quarter ended January 2, 2010, we recorded a liability in our consolidated financial statements of $1.6 million with respect to contingent liabilities that we determined to be both probable and reasonably estimable. We believe that we have valid defenses to the various claims that have or may be asserted against us as described above and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows beyond the liabilities that have been accrued. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us, or claims as to which we are presently unaware, could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by Item 4 may be found in the Current Report on Form 8-K filed on December 15, 2009.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” As of January 30, 2010, there were approximately 735 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for the two most recent fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2009
High	$6.79	$5.00	$1.25	$0.98
Low	4.76	0.79	0.55	0.20

Fiscal 2008
High	$1.96	$2.83	$3.97	$8.32
Low	0.19	1.16	1.47	3.10

Select Comfort has not historically paid cash dividends on its common stock and is restricted from paying dividends under its credit agreement.

Information concerning stock repurchases completed during the fourth quarter of fiscal 2009 is set forth below:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 4, 2009 through October 31, 2009	—	—	—
November 1, 2009 through November 28, 2009	—	—	—
November 29, 2009 through January 2, 2010	—	—	—	$206,762,000
Total	—	—	—

(1)

On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250.0 million of its common stock, bringing the total availability under our share repurchase program to $290.0 million. The Finance Committee of the Board of Directors reviews repurchases under this program on a quarterly basis. There is no expiration date governing the period over which we can repurchase shares. As of January 30, 2010, the total outstanding authorization was $206.8 million. We may terminate or limit the stock repurchase program at any time. We currently have no plans to repurchase shares under this authorization.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (“S&P”) 400 Specialty Stores Index and The NASDAQ Stock Market (U.S.) Index assuming a $100 investment made on January 1, 2005. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SELECT COMFORT CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX

	1/1/2005	12/31/2005	12/30/2006	12/29/2007	1/3/2009	1/2/2010
Select Comfort Corporation	$100	$152	$145	$60	$2	$55
S&P 400 Specialty Stores Index	100	105	119	98	59	86
The NASDAQ Stock Market (U.S.) Index	100	102	113	125	75	109

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of January 2, 2010:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4,811,000	$9.57	852,000

Equity compensation plans not approved by security holders	None	Not applicable	None

Total	4,811,000	$9.57	852,000

(1)	Includes the Select Comfort Corporation 1990 Omnibus Stock Option Plan, the Select Comfort Corporation 1997 Stock Incentive Plan and the Select Comfort Corporation 2004 Stock Incentive Plan.

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

	Year
	2009	2008(2)	2007	2006(1)	2005	2004
Consolidated Statements of Operations Data:
Net sales	$544,202	$608,524	$799,242	$806,038	$689,548	$557,639
Gross profit	335,460	358,572	486,415	490,508	406,476	339,838
Operating expenses:
Sales and marketing	259,244	332,068	372,467	341,630	286,206	250,628
General and administrative	49,560	57,994	64,351	65,401	49,300	37,826
Research and development	1,973	3,374	5,682	4,687	2,219	1,853
Terminated equity financing costs	3,324	—	—	—	—	—
Asset impairment charges	686	34,594	409	5,980	162	—
Operating income (loss)	20,673	(69,458)	43,506	72,810	68,589	49,531
Net income (loss)	$35,552	$(70,177)	$27,620	$47,183	$43,767	$31,555
Net income (loss) per share:
Basic	$0.78	$(1.59)	$0.59	$0.89	$0.82	$0.58
Diluted	0.77	(1.59)	0.57	0.85	0.76	0.53
Shares used in calculation of net income per share:
Basic	45,682	44,186	46,536	52,837	53,357	54,015
Diluted	46,198	44,186	48,292	55,587	57,674	59,525

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities	$17,717	$13,057	$7,279	$90,175	$123,091	$101,963
Working capital	(25,435)	(90,534)	(70,000)	5,637	10,158	23,479
Total assets	118,240	135,413	190,489	228,961	239,838	202,033
Borrowings under revolving credit facility	—	79,150	37,890	—	—	—
Capital lease obligations (non-current)	262	621	—	—	—	—
Total shareholders’ equity (deficit)	22,458	(41,630)	24,126	115,694	121,347	114,344

Selected Operating Data:
Stores open at period-end(3)	403	471	478	442	396	370
Stores opened during period	4	19	45	51	40	31
Stores closed during period	72	26	9	5	14	5
Retail partner doors(4)	146	801	891	822	353	89
Average net sales per store (000’s)(5)	$1,046	$984	$1,318	$1,493	$1,417	$1,247
Percentage of stores with more than $1.0 million in net sales(5)	48%	45%	73%	81%	77%	64%
Comparable-store sales (decrease) increase(6)	0%	(25% )	(11% )	7%	15%	16%
Average square footage per store open during period(5)	1,474	1,410	1,315	1,200	1,121	1,032
Net sales per square foot(5)	$710	$703	$1,024	$1,244	$1,264	$1,208
Average store age (in months at period end)	88	91	84	81	79	75

(1)

In the first quarter of fiscal 2006, we adopted the fair value recognition method for our stock-based compensation awards. We elected the modified prospective transition method and, accordingly, financial results for fiscal years prior to 2006 have not been restated. Stock-based compensation expense for fiscal 2009, 2008, 2007 and 2006 was $3,236, $3,702, $6,252 and $8,325, respectively. Prior to the adoption of the fair value recognition method, we followed the intrinsic value method to account for our employee stock options and employee stock purchase plan. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under our employee stock option plan or employee stock purchase plan; however, compensation expense was recognized in connection with the issuance of restricted and performance shares granted. See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation. Stock-based compensation expense (pre-tax) recognized in our financial results for years prior to fiscal 2006 was $793 and $405 in 2005 and 2004, respectively.

(2)	Fiscal year 2008 had 53 weeks. All other fiscal years presented had 52 weeks.

(3)	Includes stores operated in leased departments within other retail stores (none in 2009, 2008, 2007, 2006 and 2005; and 13 in 2004).

(4)

In August 2009, we announced our decision to discontinue distribution through non-company owned mattress retailers in the contiguous United States. This change is part of the Company’s effort to reignite the Sleep Number brand and continue to advance its distribution strategy.

(5)	For stores open during the entire period indicated.

(6)

Stores are included in the comparable-store calculation in the 13th full month of operation. Stores that have been remodeled or relocated within the same shopping center remain in the comparable-store base. The number of comparable-stores used to calculate such data was 399, 452, 432, 391, 354 and 339 for 2009, 2008, 2007, 2006, 2005 and 2004, respectively. Our 2009, 2008 and 2004 comparable-store sales changes reflect adjustments for an additional week of sales. Without adjusting for the additional week, the 2009 and 2008 comparable-stores sales changes were not significantly impacted. Without adjusting for the additional week, the 2004 comparable-store sales change would have been 14%.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others:

•	Current general and industry economic trends and consumer confidence;
•	Availability of attractive and cost-effective consumer credit options;
•	The effectiveness of our marketing messages;
•	The efficiency of our advertising and promotional efforts;
•	Our ability to execute our retail distribution strategy, including our ability to cost-effectively close under-performing store locations and to find suitable new store locations;
•	Our ability to continue to improve our product line and service levels, and consumer acceptance of our products, product quality, innovation and brand image;
•	Our ability to achieve and maintain acceptable levels of product quality and acceptable product return and warranty claims rates;
•	Pending and potentially unforeseen litigation;
•	Industry competition and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;
•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole source suppliers;
•	Rising commodity costs and other inflationary pressures;
•	Risks inherent in global sourcing activities;
•	Risks of disruption in the operations of either of our two manufacturing facilities;
•	Increasing government regulations, including new flammability standards for the bedding industry;
•	The adequacy of our financial resources and our ability to finance our operations and growth through cash flow from operations or other sources;
•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;
•	Our ability to attract and retain senior leadership and other key employees, including qualified sales professionals; and
•	Global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

We generate revenue by selling our products through four complementary distribution channels. Three of these channels: Retail, Direct Marketing and E-Commerce, are company-controlled and sell directly to consumers. Our wholesale channel sells to and through the QVC shopping channel, wholesale customers in Alaska, Hawaii, Canada and Australia, and to selected hospitality groups and institutional facilities.

Vision and Strategy

Our vision is to become the new standard in sleep by providing individualized sleep experiences and elevating people’s expectations above the “one size fits all” solution offered by other mattress brands.

We are executing against a defined strategy which focuses on the following key components:

•	Accelerate profitable growth and improve consistency of performance;
•	Deliver a new standard for individualized customer experience in our industry; and
•	Further strengthen our financial position – increase our cash balance and remain debt free.

Results of Operations

Fiscal 2009 Summary and Outlook

Financial highlights for the fiscal year ended January 2, 2010 were as follows:

•

Net income totaled $35.6 million, or $0.77 per diluted share, compared with a net loss of $70.2 million, or $(1.59) per diluted share in 2008. The 2009 net income included $3.3 million of terminated equity financing costs, asset impairment charges totaling $0.7 million and the reversal of a $26.8 million valuation allowance for deferred taxes. The 2008 net loss included asset impairment charges totaling $34.6 million and establishment of a $26.8 million valuation allowance for deferred taxes.

•

Net sales decreased 11% to $544.2 million, compared with $608.5 million for the prior year, primarily due to a 14% reduction in our store base as we closed 72 stores during 2009. Comparable-store sales trends improved sequentially each quarter during 2009, but were flat for the year.

•

Operating income improved to $20.7 million for 2009, compared with an operating loss of $69.5 million for the prior year, due to the significant actions taken to return the Company to profitability and the year-over-year decrease in asset impairment charges.

•

Cash provided by operating activities in 2009 totaled $66.6 million, compared with $3.0 million for the prior year. Operating cash flows for 2009 included $26.1 million of income tax refunds associated with our 2008 pre-tax loss.

•	At January 2, 2010, we had no borrowings under our revolving credit facility compared with $79.2 million in borrowings at January 3, 2009.

•

We project that our operating income rate will improve in 2010 as compared to 2009 driven by our cost structure improvements and productivity gains. We retain a cautious outlook regarding 2010 economic trends. We expect to generate positive comparable store sales growth throughout 2010. The comparison of 2010 and 2009 net sales, however, will be impacted by store closures and 2009 retail partner terminations, which together generated $35.0 million in net sales during 2009. We expect to be operating between 380 and 390 stores by the end of 2010.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions except percentages and earnings per share amounts. Amounts may not add due to rounding differences.

	2009		2008		2007
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$544.2	100.0%	$608.5	100.0%	$799.2	100.0%
Cost of sales	208.7	38.4	250.0	41.1	312.8	39.1
Gross profit	335.5	61.6	358.6	58.9	486.4	60.9
Operating expenses:
Sales and marketing	259.2	47.6	332.1	54.6	372.5	46.6
General and administrative	49.6	9.1	58.0	9.5	64.4	8.1
Research and development	2.0	0.4	3.4	0.6	5.7	0.7
Terminated equity financing costs	3.3	0.6	—	—	—	—
Asset impairment charges	0.7	0.1	34.6	5.7	0.4	0.1
Total operating expenses	314.8	57.8	428.0	70.3	442.9	55.4
Operating income (loss)	20.7	3.8	(69.5)	(11.4)	43.5	5.4
Other expense, net	(6.0)	(1.1)	(3.3)	(0.5)	—	—
Income (loss) before income taxes	14.7	2.7	(72.7)	(12.0)	43.5	5.4
Income tax (benefit) expense	(20.9)	(3.8)	(2.6)	(0.4)	15.8	2.0
Net income (loss)	$35.6	6.5%	$(70.2)	(11.5%)	$27.6	3.5%

	2009		2008		2007
Net income (loss) per share:
Basic	$0.78		$(1.59)		$0.59
Diluted	0.77		(1.59)		0.57
Weighted-average number of common shares:
Basic	45.7		44.2		46.5
Diluted	46.2		44.2		48.3

The percentage of our total net sales, by dollar volume, from each of our channels during the last three years was as follows:

	2009	2008	2007
Retail	81.2%	78.2%	75.4%
Direct	6.2%	7.7%	8.0%
E-Commerce	5.3%	6.1%	6.8%
Wholesale	7.3%	8.0%	9.8%
Total	100.0%	100.0%	100.0%

The components of total net sales change, including comparable-store net sales changes, were as follows:

	2009	2008	2007
	Channel increase/ (decrease)	Channel increase/ (decrease)	Channel increase/ (decrease)
Comparable stores(1)	0%	(25%)	(11%)
Net new stores	(7%)	4%	9%
Retail total	(7%)	(21%)	(2%)
Direct	(29%)	(26%)	(16%)
E-Commerce	(22%)	(32%)	20%
Total company-controlled channels	(10%)	(22%)	(2%)
Wholesale	(19%)	(38%)	11%

Total net sales change	(11%)	(24%)	(1%)

(1)

Stores are included in the comparable-store calculation in the 13th full month of operation. Stores that have been remodeled or relocated within the same shopping center remain in the comparable-store base. Fiscal 2008 included 53 weeks, as compared to 52 weeks in fiscal 2009 and 2007. Comparable-store sales have been adjusted and reported as if all years had the same number of weeks.

The number of company-owned retail stores during the last three years, and independently owned and operated retail partner stores, was as follows:

	2009	2008	2007
Company-owned retail stores:
Beginning of year	471	478	442
Opened	4	19	45
Closed	(72)	(26)	(9)
End of year	403	471	478

Retail partner stores(1)	146	801	891

(1)

In August 2009, we announced our decision to discontinue distribution through non-company owned mattress retailers in the contiguous United States. This change is part of the Company’s effort to reignite the Sleep Number brand and continue to advance its distribution strategy. The decision was mutually agreed upon with the Company’s retail partners and did not have a significant impact on net sales or profit in 2009.

Comparison of 2009 and 2008

Net Sales

Net sales in 2009 decreased 11% to $544.2 million, compared with $608.5 million in 2008. The net sales decrease was due to a 14% year-over-year decline in the number of retail stores we operated, and a decrease in direct, wholesale and E-Commerce channel net sales. Total sales of mattress units decreased 11% compared to the same period one year ago and sales of other products and services decreased by 7%. The average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels decreased 1% to $1,743.

The $64.3 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $30.1 million decrease resulting from the net decline in the number of stores we operated, partially offset by a $2.1 million net increase in net sales from our company-owned comparable retail stores; (ii) a $13.0 million decrease in direct sales; (iii) a $8.9 million decrease in wholesale sales; and (iv) a $7.8 million decrease in E-Commerce sales. In addition, 2008 included an additional 53rd week of sales totaling approximately $6.6 million.

Gross Profit

The gross profit rate increased to 61.6% in 2009 compared with 58.9% in 2008. A majority of the gross profit rate increase was due to improved manufacturing efficiencies, lower fuel prices, and actions taken to reduce supply chain and logistics costs which in total added approximately 3.5 ppt. to our gross profit rate for 2009, compared to last year. During the fourth quarter of 2008 and in fiscal 2009, we resized our manufacturing and logistics operations to better align with current customer demand. In addition, a sales mix shift to higher-margin company-owned channels, higher-margin products and lower warranty expenses improved the gross profit rate by 0.6 ppt., 0.5 ppt. and 0.5 ppt., respectively, compared with the same period one year ago. These improvements were partially offset by an increase in promotional costs to generate customer traffic and drive sales.

Sales and Marketing Expenses

Sales and marketing expenses in 2009 decreased to $259.2 million, or 47.6% of net sales, compared with $332.1 million, or 54.6% of net sales in 2008. The $72.8 million decrease was primarily due to a $30.6 million (or 33%) reduction in media spending and a $20.5 million decrease in other marketing expenses, including financing, promotion and media production expenses compared with the same period one-year ago. The reduction in media and other marketing expenses was mainly due to efforts to enhance the effectiveness and efficiency of our marketing expenditures. The remainder of the expense decrease was due to reduced fixed and variable selling expenses resulting from a 14% year-over-year reduction in our store base, reduced depreciation expense (including the impact of prior-year store asset impairments) and other cost reduction initiatives. The sales and marketing expense rate declined 7.0 ppt. compared to the same period one year ago, with the benefits from the cost reduction initiatives more than offsetting the deleveraging impact of the 11% net sales decline.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased $8.4 million to $49.6 million or 9.1% of net sales in 2009, compared with $58.0 million or 9.5% of net sales in 2008. The $8.4 million decrease in G&A expenses was primarily due to reduced compensation and benefit costs resulting from workforce reductions, decreased depreciation expense and discretionary spending cuts, partially offset by increased performance-based compensation.

Research and Development

Research and development (“R&D”) expenses decreased to $2.0 million in 2009 compared with $3.4 million in 2008, and decreased as a percentage of net sales to 0.4% from 0.6%.

Terminated Equity Financing Costs

In May 2009 we entered into a securities purchase agreement with Sterling Partners, a private equity firm. During a special meeting of shareholders held August 27, 2009, our shareholders did not approve the May 2009 securities purchase agreement. During the third quarter of 2009, we expensed $3.3 million of direct, incremental costs incurred in connection with the terminated equity financing.

Asset Impairment Charges

Asset impairment charges decreased to $0.7 million in 2009, compared with $34.6 million in 2008. During 2009, we recognized impairment charges of $0.7 million related to assets at stores expected to close prior to their normal lease termination dates, and certain equipment and software.

During the fourth quarter of fiscal 2008, we elected to abandon our plan to implement an integrated suite of SAP®-based applications and recognized asset impairment charges totaling $27.6 million. Also during 2008, we determined that certain assets at underperforming stores were impaired and recognized impairment charges of $7.0 million.

Other Expense, Net

Other expense, net increased to $6.0 million compared with $3.3 million in 2008. The $2.7 million increase in other expense, net was primarily driven by (i) the current year reduction in capitalized interest expense; (ii) the increased write-off of unamortized debt costs in the current year due to reductions in our revolving credit facility’s borrowing capacity; (iii) an increase in our credit facility fees and expenses; and (iv) increased interest rates compared to the same period one year ago, partially offset by (v) a lower average debt balance for the current year.

Income Tax (Benefit) Expense

Income tax benefit in 2009 was $20.9 million compared with a $2.6 million benefit in 2008. The effective tax rate for 2009 was (142.0%) compared with 3.5% for the same period one year ago. Both 2008 and 2009 were impacted by changes in our deferred tax valuation allowance.

In 2008 based on all available evidence, in particular the inability to rely on future projections of income because of the credit issues we were facing, we established a $26.8 million valuation allowance against deferred tax assets. In 2009 based on positive evidence of sufficient quality and quantity, we determined that a valuation allowance was no longer needed and reversed substantially all of the previously established deferred tax valuation allowance. Positive evidence included the significant improvement in our liquidity position, the successful renegotiation of our credit agreement, the additional equity infusion and actions taken to reduce our cost structure, all providing support for our ability to rely on our estimates of future profitability.

Comparison of 2008 and 2007

Net Sales

Net sales in 2008 decreased 24% to $608.5 million, compared with $799.2 million in 2007. The net sales decrease was due to a 25% comparable-store sales decline in our company-owned retail stores and decreases in wholesale, E-Commerce and direct channel sales, partially offset by sales from new company-owned retail stores opened in the past 12 months net of stores closed. Total sales of mattress units decreased 30% compared to 2007, while the average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels increased 4% to $1,764, while sales of other product and services decreased by 17%.

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

Sales and Marketing Expenses

Sales and marketing expenses in 2008 decreased to $332.1 million, or 54.6% of net sales, compared with $372.5 million, or 46.6% of net sales in 2007. The $40.4 million decrease was primarily due to the following: (i) a $17.9 million or 16% reduction in media spending compared with the prior year and (ii) reduced variable selling expenses due to the net sales decline including lower financing costs, percentage rents and variable store compensation. The 8.0 ppt sales and marketing expense rate increase was principally due to the deleveraging impact of the 24% net sales decline, partially offset by the $40.4 million expense decrease compared with the same period in the previous year.

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

Asset Impairment Charges

Asset impairment charges increased to $34.6 million in 2008, compared with $0.4 million in 2007. During the fourth quarter of fiscal 2008, we elected to abandon our plan to implement an integrated suite of SAP®-based applications and recognized asset impairment charges totaling $27.6 million. During 2008, on a quarterly basis, we reviewed all of our stores for impairment and determined that certain store assets at underperforming stores were impaired. We recognized impairment charges totaling $7.0 million for the difference between the fair value and the carrying amounts of the related long-lived assets. The increase in store asset impairment charges compared to the prior year was due primarily to the deterioration of consumer spending. We estimate fair values based on the cash-flows expected to be generated by the assets.

During 2007, we determined that certain store assets at underperforming stores were impaired and recognized impairment charges of $0.4 million for the difference between fair value and the carrying amounts of the related long-lived assets.

Other Expense, Net

Other expense, net increased to $3.3 million compared with $40,000 in 2007. The $3.2 million increase in other expense, net was driven by increased interest expense from borrowings under our revolving line of credit due to higher average debt balances and increased interest rates, and lower average cash and investment balances compared to the prior year.

Income Tax (Benefit) Expense

Income tax benefit in 2008 was $2.6 million compared with income tax expense of $15.8 million in 2007. The effective tax rate was (3.5%) and 36.5% in 2008 and 2007, respectively. The change in the effective income tax rate is primarily due to the establishment of a $26.8 million valuation allowance against our deferred tax assets that we recorded in the fourth quarter of fiscal 2008. The remainder of the change in the effective tax rate resulted from the absence of a manufacturing deduction that we realized in 2007 and a higher state income tax rate in 2008, partially offset by a $0.6 million discrete tax benefit adjustment recognized in 2008 related to research and development tax credits for prior years.

Liquidity and Capital Resources

As of January 2, 2010, we had cash and cash equivalents of $17.7 million compared with $13.1 million as of January 3, 2009. The $4.7 million increase in cash and cash equivalents was primarily due to $66.6 million of cash provided by operating activities and $26.5 million of proceeds from the issuance of common stock, partially offset by an $84.8 million net decrease in short-term borrowings.

The following table summarizes our cash flows for the fiscal year ended January 2, 2010, and January 3, 2009 ($ in millions):

	Fiscal Year Ended
	January 2, 2010	January 3, 2009
Total cash provided by (used in):
Operating activities	$66.6	$3.0
Investing activities	(2.4)	(32.2)
Financing activities	(59.5)	35.0
Increase in cash and cash equivalents	$4.7	$5.8

Cash provided by operating activities for the fiscal year ended January 2, 2010, and January 3, 2009 were $66.6 million and $3.0 million, respectively. The $63.7 million year-over-year increase in cash from operating activities was driven by a $105.7 million increase in net income (loss) and a $38.7 million increase in cash from changes in operating assets and liabilities, including $26.1 million of income tax refunds associated with the carryback of our 2008 pre-tax loss. These increases were partially offset by an $80.8 million decrease in adjustments to reconcile net income (loss) to cash provided by operating activities, including a $33.9 million decrease in disposals and impairments of assets and a $43.3 million change in deferred income taxes which reflected the establishment of a $26.8 million valuation allowance in 2008 and the reversal of that valuation allowance in 2009. Other changes in operating assets and liabilities included the 2008 decrease in accounts receivable (lower sales volume and timing of wholesale payments), a lower current-year decrease in inventories (current-year includes impact resulting from the reduction in our store base; both years reflect efforts to align inventories with lower sales volume), and a current-year increase in prepaid expenses and other assets (timing of rent and advertising expenses), partially offset by a current-year increase in accounts payable (timing of payments).

Net cash used in investing activities was $2.4 million for 2009, compared with $32.2 million for the same period one year ago. The $29.8 million decrease in net cash used in investing activities was principally due to lower capital expenditures. During 2009, we invested $2.5 million in property and equipment, compared to $32.2 million for the same period one year ago. We limited our purchases of property and equipment to business-critical expenditures during 2009. In both periods, our capital expenditures related primarily to new and remodeled retail stores, and investments in information technology. During 2009 we opened four new retail stores, compared with 19 new retail stores opened during the same period one year ago. Capital expenditures are projected to be approximately $10.0 million in 2010.

Net cash used in financing activities was $59.5 million for 2009, compared with net cash provided by financing activities of $35.0 million for the same period one year ago. The $94.5 million decrease in cash (used in) provided by financing activities resulted from an $84.8 million net decrease in short-term borrowings during 2009 compared with a $35.8 million net increase in short-term borrowings in the prior year, partially offset by a $25.9 million increase in proceeds from the issuance of common stock. During fiscal 2009, we completed two separate equity offerings that generated net proceeds of $26.3 million. Book overdrafts are included in the net change in short-term borrowings.

As of January 2, 2010, the remaining authorization under our stock repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares. During 2008 and 2009, we did not purchase any shares of our common stock. We currently have no plans to repurchase our common stock.

In June 2006, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”). The Credit Agreement was amended on February 1, 2008, May 30, 2008 and November 13, 2009 to allow greater flexibility under the existing financial covenants, provide additional financial covenants, modify the credit limit and maturity date, increase the cost of borrowing, provide the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries, and impose additional restrictions and covenants with respect to our operations.

The Credit Agreement, as amended to date, provides a revolving credit facility for general corporate purposes with net aggregate availability of $40.0 million, which amount decreases to $35.0 million as of March 31, 2010, and $20.0 million as of December 31, 2010. The Credit Agreement terminates in June 2011.

We had no outstanding borrowings under the credit facility as of January 2, 2010. Borrowings under the credit facility totaled $79.2 million as of January 3, 2009. We also had outstanding letters of credit of $4.5 million and $5.9 million as of January 2, 2010, and January 3, 2009, respectively. Outstanding letters of credit reduce the amounts available under the credit facility. At January 2, 2010, and January 3, 2009, $35.5 million and $5.0 million, respectively, were available under the credit facility.

At January 2, 2010, borrowings under the credit facility bore interest at a floating rate and could be maintained as base rate loans (tied to the prime rate, plus a margin of 4.5%) or as Eurocurrency rate loans (tied to LIBOR, plus a margin of 5.5%). We also pay certain facility and agent fees. We are subject to certain financial covenants under the agreement, including a maximum leverage ratio, a minimum interest coverage ratio, minimum EBITDA requirement, and maximum capital expenditure limits. At January 2, 2010, we were in compliance with all financial covenants.

During the fourth quarter of 2009, we obtained $26.3 million in net proceeds from the issuance of 8.6 million shares of our common stock through a private equity placement and a public equity offering. These equity financing transactions significantly improved our liquidity and enhanced our financial flexibility.

Cash generated from operations and our existing credit facility are expected to be sufficient sources of liquidity for the short- and long-term and should provide adequate funding for capital expenditures. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations and organic growth. During 2010 we expect to limit borrowings under our credit facility to periods with seasonally low net sales.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”). The GE Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. We were required under the terms of the GE Agreement to provide GE Money Bank with a $1.7 million letter of credit. The letter of credit is supported by our Credit Agreement and reduces the amount available under the Credit Agreement. The letter of credit covers the risk to GE Money Bank for sales returns and warranty claims should we be unable to satisfy these claims. Under the terms of our agreement with GE, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. GE Money Bank may draw on this letter of credit by certifying that we have failed to fund any amounts due under the GE Agreement.

Off-Balance Sheet Arrangements and Contractual Obligations

Other than our operating leases and $4.5 million of outstanding letters of credit, we do not have any off-balance-sheet financing. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 5, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Contractual Obligations

The following table presents information regarding our contractual obligations by fiscal year (in thousands):

	Payments Due by Period(1)
	Total	< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years

Operating leases	$133,873	$32,538	$53,620	$31,626	$16,089
Capital leases	865	574	291	—	—
Purchase commitments	2,596	2,596	—	—	—
Total	$137,334	$35,708	$53,911	$31,626	$16,089

(1)

Our unrecognized tax benefits of $1.5 million have not been included in the Contractual Obligations table as we are not able to determine a reasonable estimate of timing of the cash settlement with the respective taxing authorities.

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
Asset Impairment Charges

Long-lived assets other than goodwill and other intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We generally estimate fair value of long-lived assets, including our retail stores, using the income approach. The inputs used to determine fair value relate primarily to future assumptions regarding sales volumes, gross profit rates, store operating expenses and applicable probability weightings regarding future alternative uses. These inputs are categorized as Level 3 inputs under the fair value measurements guidance. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

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

Asset impairment charges totaled $0.7 million, $34.6 million and $0.4 million for 2009, 2008 and 2007, respectively. During 2009 total impairment charges included a $0.7 million charge for long-lived assets related to 12 under- performing retail store locations. As of January 2, 2010, the remaining carrying amount of the long-lived assets at these stores totaled $35,000.

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

As of January 2, 2010, we evaluated 19 under-performing retail stores and one store expected to close before its lease termination date that had sufficient projected future cash flows to support the carrying value of their long-lived assets and therefore, did not result in additional impairment charges. At January 2, 2010, the carrying amount of the long-lived assets for these stores totaled $2.1 million.

We believe that our estimates and assumptions used to calculate long-lived asset impairment charges were reasonable and reflect the current economic environment. Our fair value calculations reflect current consumer spending trends. Our fair value calculations assume the ongoing availability of consumer credit and our ability to provide cost-effective consumer credit options. However, it is reasonably possible that an unexpected decline in consumer spending may expose us to future impairment charges that could be material.

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

Performance-based nonvested share awards require management to make assumptions regarding the likelihood of achieving performance goals.

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

A 10% change in our stock-based compensation expense for the year ended January 2, 2010, would have affected net income by approximately $197,000 in 2009.

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

Our net deferred tax assets, prior to the valuation allowance, totaled $24.3 million and $34.2 million, respectively, for 2009 and 2008.

Our deferred tax valuation allowance contains uncertainties because it requires management to consider all available evidence, both positive and negative, including past operating results and apply judgment on our ability to generate future taxable income sufficient to realize our deferred tax assets.

From 2002 through 2007, we generated income before income taxes on average of $50.6 million. Our 2008 operating results were significantly affected by the industry-wide decrease in consumer spending and we realized a loss before income taxes of $72.7 million, including $34.6 million of asset impairment charges. In 2009, we returned to profitability and generated income before income taxes of $14.7 million.

During 2008, due to our net loss, our expectations that consumer spending would remain weak and uncertainty regarding future taxable income; we determined that it was more likely than not that a portion of our deferred tax assets would not be realized and we established a $26.8 million deferred tax valuation allowance.

In the fourth quarter of 2009, after reviewing all evidence, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realizable. Our conclusion was based on the quality and quantity of positive evidence, including our return to profitability in 2009, our expectations of profitability going forward, successful renegotiation of our credit facility, additional equity infusions, the significant improvement in our liquidity position, actions taken to reduce our cost structure, all providing support for our ability to rely on our estimates of future profitability. Based on that evidence, much of it occurring in the fourth quarter, we reversed substantially all of the deferred tax valuation allowance at the end of 2009. In order to fully realize our federal deferred tax assets, we would need to generate approximately $54 million of future taxable income. There is no expiration period for us to utilize our federal deferred tax assets.

We have not made any material changes in our deferred tax assessment methodology during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used in determining the need for a deferred tax valuation allowance. However, if deeper economic slowdown occurs or consumer spending unexpectedly declines, our conclusion regarding the need for a deferred tax valuation allowance could change in future periods.

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

A 10% change in our self-insured liabilities at January 2, 2010, would have affected net income by approximately $281,000 in 2009.

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

A 10% change in our warranty liability at January 2, 2010, would have affected net income by approximately $436,000 in 2009.

Revenue Recognition

Revenue is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes. Amounts billed to customers for delivery and set up are included in net sales. Revenue is reported net of estimated sales returns and excludes sales taxes.

We accrue for sales returns at the time revenue is recognized and charge actual returns against the liability when they are received. Our general return policy is to allow returns after a 30-day trial period. We estimate future projected returns based on historical return rates.

Our estimates of sales returns contain uncertainties as actual returns may vary from expected rates, resulting in adjustments to net sales in future periods. These adjustments could have a material adverse effect on future results of operations.

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

A 10% change in our sales returns allowance at January 2, 2010, would have affected net income by approximately $176,000 in 2009.

Recent Accounting Pronouncements

Fair Value Measurements – In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying existing disclosure requirements as well as guidance on new disclosure requirements regarding fair value measurements. The new guidance requires separate disclosure of transfers within the fair value hierarchy between level 1 and level 2. In addition, disclosure of the gross amounts will be required for all purchase, sales, issuances and settlements within level 3 of the fair value hierarchy. This guidance also clarifies current guidance regarding the disclosure of the level of disaggregation a company uses for its fair value measurements. Also, further disclosures regarding inputs and valuation techniques used for the fair value measurements will be required. This guidance is effective for fiscal years beginning after December 15, 2009. We will adopt these disclosure provisions beginning in the first quarter of 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At January 2, 2010, we had no short-term borrowings. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

Any borrowings under our revolving credit facility are currently not subject to material interest rate risk. The credit facility’s interest rate may be reset due to fluctuations in a market-based index, such as the prime rate or LIBOR.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Select Comfort Corporation:

We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended January 2, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II related to valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Select Comfort Corporation and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS 157, Fair Value Measurements (included in FASB ASC Topic 820, Fair Value Measurements and Disclosures), and SFAS 159, The Fair Value Option for Financial Assets and Liabilities (included in FASB ASC Topic 825, Financial Instruments), on December 30, 2007 and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (included in FASB ASC Topic 740, Income Taxes), on December 31, 2006.

Minneapolis, Minnesota
February 25, 2010

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
January 2, 2010 and January 3, 2009
(in thousands, except per share amounts)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$17,717	$13,057
Accounts receivable, net of allowance for doubtful accounts of $379 and $713, respectively	5,094	4,939
Inventories	15,646	18,675
Income taxes receivable	3,893	25,900
Prepaid expenses	5,879	4,109
Deferred income taxes	5,153	1,323
Other current assets	720	1,150
Total current assets	54,102	69,153

Property and equipment, net	37,682	53,274
Deferred income taxes	19,071	5,941
Other assets	7,385	7,045
Total assets	$118,240	$135,413

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Borrowings under revolving credit facility	$—	$79,150
Accounts payable	37,538	40,274
Customer prepayments	11,237	11,480
Accruals:
Sales returns	2,885	2,744
Compensation and benefits	15,518	14,575
Taxes and withholding	4,528	2,938
Other current liabilities	7,831	8,526
Total current liabilities	79,537	159,687

Warranty liabilities	5,286	5,956
Capital lease obligations	262	621
Other long-term liabilities	10,697	10,779
Total non-current liabilities	16,245	17,356
Total liabilities	95,782	177,043

Shareholders’ equity (deficit):
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 54,310 and 44,962 shares issued and outstanding, respectively	543	450
Additional paid-in capital	32,860	4,417
Accumulated deficit	(10,945)	(46,497)
Total shareholders’ equity (deficit)	22,458	(41,630)
Total liabilities and shareholders’ equity (deficit)	$118,240	$135,413

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share amounts)

	2009	2008	2007

Net sales	$544,202	$608,524	$799,242
Cost of sales	208,742	249,952	312,827
Gross profit	335,460	358,572	486,415

Operating expenses:
Sales and marketing	259,244	332,068	372,467
General and administrative	49,560	57,994	64,351
Research and development	1,973	3,374	5,682
Terminated equity financing costs	3,324	—	—
Asset impairment charges	686	34,594	409
Total operating expenses	314,787	428,030	442,909
Operating income (loss)	20,673	(69,458)	43,506
Other expense, net	(5,983)	(3,285)	(40)
Income (loss) before income taxes	14,690	(72,743)	43,466
Income tax (benefit) expense	(20,862)	(2,566)	15,846
Net income (loss)	$35,552	$(70,177)	$27,620

Basic net income (loss) per share:
Net income (loss) per share – basic	$0.78	$(1.59)	$0.59
Weighted-average common shares – basic	45,682	44,186	46,536
Diluted net income (loss) per share:
Net income (loss) per share – diluted	$0.77	$(1.59)	$0.57
Weighted-average common shares – diluted	46,198	44,186	48,292

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands)

			Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)
	Common Stock
	Shares	Amount			Total

Balance at December 30, 2006	51,544	515	4,039	111,140	115,694
Exercise of common stock options	566	6	3,483	—	3,489
Tax benefit from stock-based compensation	—	—	1,887	—	1,887
Stock-based compensation	—	—	6,252	—	6,252
Repurchases of common stock	(7,617)	(76)	(16,756)	(115,080)	(131,912)
Issuances of common stock	104	1	1,095	—	1,096
Net income	—	—	—	27,620	27,620
Balance at December 29, 2007	44,597	$446	$—	$23,680	$24,126
Exercise of common stock options	61	1	92	—	93
Tax benefit from stock-based compensation	—	—	28	—	28
Stock-based compensation	—	—	3,702	—	3,702
Issuances of common stock	304	3	595	—	598
Net loss	—	—	—	(70,177)	(70,177)
Balance at January 3, 2009	44,962	$450	$4,417	$(46,497)	$(41,630)
Exercise of common stock options	57	—	130	—	130
Exercise of warrants	2,000	20	—	—	20
Tax benefit from stock-based compensation	—	—	(1,234)	—	(1,234)
Stock-based compensation	328	3	3,233	—	3,236
Issuances of common stock	6,963	70	26,314	—	26,384
Net income	—	—	—	35,552	35,552
Balance at January 2, 2010	54,310	$543	$32,860	$(10,945)	$22,458

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$35,552	$(70,177)	$27,620
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,054	22,186	24,791
Stock-based compensation	3,236	3,702	6,252
Disposals and impairments of assets	683	34,577	596
Excess tax benefits from stock-based compensation	—	(19)	(1,497)
Changes in deferred income taxes	(18,209)	25,075	(7,280)
Other, net	—	—	270
Change in operating assets and liabilities:
Accounts receivable	(155)	13,963	(6,738)
Inventories	3,029	13,842	(8,397)
Income taxes receivable	22,007	(25,900)	—
Prepaid expenses and other assets	(1,776)	7,627	(1,020)
Accounts payable	2,545	(20,047)	12,201
Customer prepayments	(243)	3,153	(1,225)
Accrued sales returns	141	(1,007)	(156)
Accrued compensation and benefits	943	(250)	(5,179)
Accrued taxes and withholding	1,604	(1,846)	1,646
Warranty liabilities	(906)	(1,454)	(719)
Other accruals and liabilities	(866)	(452)	2,866
Net cash provided by operating activities	66,639	2,973	44,031
Cash flows from investing activities:
Purchases of property and equipment	(2,459)	(32,202)	(43,514)
Proceeds from sales of property and equipment	15	—	—
Proceeds from sales and maturity of marketable debt securities	—	—	81,086
Net cash (used in) provided by investing activities	(2,444)	(32,202)	37,572
Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(84,756)	35,809	45,240
Repurchases of common stock	—	—	(134,452)
Proceeds from issuance of common stock	26,534	651	4,572
Debt issuance costs	(1,313)	(1,472)	—
Excess tax benefits from stock-based compensation	—	19	1,497
Net cash (used in) provided by financing activities	(59,535)	35,007	(83,143)
Increase (decrease) in cash and cash equivalents	4,660	5,778	(1,540)
Cash and cash equivalents, at beginning of year	13,057	7,279	8,819
Cash and cash equivalents, at end of year	$17,717	$13,057	$7,279

Supplemental Disclosure of Cash Flow Information
Income taxes (refunded) paid	$(25,978)	$(1,313)	$20,622
Interest paid	$4,747	$3,636	$1,095
Capital lease obligations incurred	$674	$1,032	$—
Purchases of property and equipment included in accounts payable	$388	$770	$4,960

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Policies

Business

Select Comfort Corporation and our wholly-owned subsidiaries (“Select Comfort” or the “Company”) develop, manufacture and market premium quality, adjustable-firmness beds and related bedding accessories in the United States. In addition, we also sell to wholesale customers in Alaska, Hawaii, Canada and Australia. We sell through four distribution channels: Retail, Direct, E-Commerce and Wholesale. The percentage of our total net sales from each of our channels during the last three years was as follows:

	2009	2008	2007
Retail	81.2%	78.2%	75.4%
Direct	6.2%	7.7%	8.0%
E-Commerce	5.3%	6.1%	6.8%
Wholesale	7.3%	8.0%	9.8%
Total	100.0%	100.0%	100.0%

Basis of Presentation

The consolidated financial statements include the accounts of Select Comfort Corporation and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends are as follows: fiscal 2009 ended January 2, 2010; fiscal 2008 ended January 3, 2009; and fiscal 2007 ended December 29, 2007. Fiscal 2008 had 53 weeks. Fiscal years 2009 and 2007 each had 52 weeks.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. The uncertain economic environment has combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Our critical accounting policies consist of asset impairment charges, stock-based compensation, deferred income taxes, self-insured liabilities, warranty liabilities and revenue recognition.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Outstanding checks in excess of funds on deposit (“book overdrafts”) totaled $7.4 million and $11.7 million at January 2, 2010, and January 3, 2009, respectively. Book overdrafts are included in accounts payable in our consolidated balance sheets and in financing activities in our consolidated statements of cash flows.

The majority of payments due from third-parties for credit card and debit card transactions are processed within one to three business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due for these transactions that are classified as cash and cash equivalents totaled $5.5 million and $2.1 million at January 2, 2010, and January 3, 2009, respectively.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of wholesale receivables and receivables from third-party financiers for customer credit card purchases. The allowance is recognized in an amount equal to anticipated future write-offs. We estimate future write-offs based on delinquencies, aging trends, industry risk trends and our historical experience. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

Marketable Debt Securities

Marketable debt securities included highly liquid investment grade debt instruments with original maturities of greater than 90 days issued by the U.S. government and related agencies and municipalities. We did not hold any marketable debt securities at January 2, 2010, or January 3, 2009.

Investments held had an original maturity of up to 36 months. Marketable debt securities with a remaining maturity of greater than one year were classified as non-current.

Through December 30, 2006, we classified our marketable debt securities as “held-to-maturity.” We historically valued our marketable debt securities at amortized cost based upon our intent and ability to hold these securities to maturity. On March 23, 2007, marketable debt securities of $67.8 million with an unrealized net loss of $0.3 million were transferred from “held-to-maturity” classification to “available-for-sale” classification. Investments classified as “available-for-sale” are carried at fair market value. The classification change was made to increase liquidity and fund our common stock repurchase program.

During 2007, marketable debt securities with a cost of $64.4 million were sold at a realized loss of $0.3 million. Realized gains and losses are included in other expense, net in our consolidated statements of operations.

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

Other Assets

Other assets include deposits, patents, trademarks and goodwill. Patents and trademarks are amortized using the straight-line method over periods ranging from 10 to 17 years. The carrying value of goodwill at both January 2, 2010, and January 3, 2009, was $2.9 million.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

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

The test for goodwill impairment is a two-step process, and is performed at least annually. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. During the fourth quarter of 2009, we completed our annual impairment testing of goodwill, using the valuation techniques as described above, and determined there was no impairment.

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

	2009	2008	2007
Balance at beginning of year	$8,049	$9,503	$10,223
Additions charged to costs and expenses for current-year sales	5,114	6,105	10,383
Deductions from reserves	(5,822)	(9,537)	(11,093)
Changes in liability for pre-existing warranties during the current year, including expirations	(198)	1,978	(10)
Balance at end of period	$7,143	$8,049	$9,503

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs that prioritizes the information used to develop our assumptions regarding fair value. Fair value measurements are separately disclosed by level within the fair value hierarchy. We adopted the guidance for fair value measurements, as it related to financial assets and liabilities on December 30, 2007, the beginning of our 2008 fiscal year and for nonfinancial assets and liabilities on January 4, 2009, the beginning of our 2009 fiscal year. The adoption of this guidance had no impact on our consolidated financial statements.

We are permitted by current accounting guidance to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected are reported as a cumulative adjustment to beginning retained earnings. We have not elected the Fair Value Option as we had no financial assets or liabilities that qualified for this

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

treatment. In the future, if we elect the Fair Value Option for certain financial assets and liabilities, we would report unrealized gains and losses due to changes in their fair value in net income at each subsequent reporting date.

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

We accept sales returns after a 30-day trial period. The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

Cost of Sales, Sales and Marketing, General and Administrative (“G&A”) and Research & Development (“R&D”) Expenses

The following tables summarize the primary costs classified in each major expense category (the classification of which may vary within our industry):

Cost of Sales		Sales & Marketing

•	Costs associated with purchasing, manufacturing, shipping, handling and	•	Advertising and media production;
delivering our products to our stores and customers;
		•	Marketing and selling materials such as brochures, videos, customer
•	Physical inventory losses, scrap and obsolescence;		mailings and in-store signage;

•	Related occupancy and depreciation expenses; and	•	Payroll and benefits for sales and customer service staff;

•	Estimated costs to service warranty claims of customers.	•	Store occupancy costs;

		•	Store depreciation expense; and

		•	Promotional financing costs.

G&A		R&D(1)

•	Payroll and benefit costs for corporate employees, including information	•	Internal labor and benefits related to research and development activities;
technology, legal, human resources, finance, sales and marketing
	administration, investor relations and risk management;	•	Outside consulting services related to research and development activities;
and
•	Occupancy costs of corporate facilities;
		•	Testing equipment related to research and development activities.
•	Depreciation related to corporate assets;
(1) Costs incurred in connection with R&D are charged to expense as incurred.
•	Information hardware, software and maintenance;

•	Insurance;

•	Investor relations costs; and

•	Other overhead costs.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

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

Rent expense is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in other current liabilities or other long-term liabilities, as appropriate. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. At January 2, 2010, and January 3, 2009, deferred rent included in other current liabilities in our consolidated balance sheets was $1.4 million and $1.3 million, respectively, and deferred rent included in other long-term liabilities in our consolidated balance sheets was $4.0 million and $4.3 million, respectively.

Leasehold improvements that are funded by landlord incentives or allowances under an operating lease are recorded as deferred lease incentives, in other current liabilities or other long-term liabilities, as appropriate and amortized as reductions to rent expense over the lease term. At January 2, 2010, and January 3, 2009, deferred lease incentives included in other current liabilities in our consolidated balance sheets were $1.4 million and $1.6 million, respectively, and deferred lease incentives included in other long-term liabilities in our consolidated balance sheets were $4.6 million and $6.1 million, respectively.

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

We also lease delivery trucks associated with our home delivery service, which in addition to the minimum lease payments, require payment of a management fee and contain certain residual value guarantee provisions that would become due at the expiration of the operating agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of January 2, 2010, the maximum guaranteed residual value at lease expiration was $0.1 million. Historically, payments related to these guarantees have been insignificant. We believe the likelihood of funding the guarantee obligation under any provision of the operating lease is remote and thus, we have not recognized a liability.

Pre-opening Costs

Costs associated with the start up and promotion of new store openings are expensed as incurred.

Advertising Costs

We incur advertising costs associated with print and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $61.4 million, $92.0 million and $109.9 million, in 2009, 2008 and 2007, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheets were $1.8 million and $0.7 million as of January 2, 2010, and January 3, 2009, respectively.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we do obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $4.6 million and $4.8 million at January 2, 2010, and January 3, 2009, respectively, and is included in other current liabilities in our consolidated balance sheets.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Stock-Based Compensation

We record stock-based compensation expense based on the award’s fair value at the date of grant and the awards that are expected to vest. We recognize stock-based compensation expense over the period during which an employee is required to provide services in exchange for the award, or to their eligible retirement date, if earlier. We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options and resulting compensation expense. The most significant inputs into the Black-Scholes-Merton option-pricing model are exercise price, our estimate of expected stock price volatility and the weighted-average expected life of the options. We reduce compensation expense by estimated forfeitures. We include as part of cash flows from financing activities the benefit of tax deductions in excess of recognized compensation expense.

See Note 7, Shareholders’ Equity, for additional information on stock-based compensation.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for any portion of deferred tax assets that are not considered more likely than not to be realized. We evaluate all available positive and negative evidence, including the existence of cumulative year losses and our forecast of future taxable income, to assess the need for a valuation allowance on our deferred tax assets.

We account for uncertain tax benefits by recording a liability for unrecognized tax benefits from uncertain tax positions taken, or expected to be taken, in our tax returns.

We classify interest and penalties on tax uncertainties as a component of income tax (benefit) expense in our consolidated statements of operations.

Income (Loss) Per Share

Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share includes potentially dilutive common shares consisting of stock options, restricted stock and warrants using the treasury stock method. In 2008, we excluded shares of restricted stock and stock options from our computation of diluted net loss per share, as their inclusion would have had an anti-dilutive effect (i.e., resulted in a lower loss per share).

Sources of Supply

We currently obtain materials and components used to produce our beds from outside sources. As a result, we are dependent upon suppliers that in some instances, are our sole source of supply. We are continuing our efforts to dual-source key components. The failure of one or more of our suppliers to provide us with materials or components on a timely basis could significantly impact our consolidated results of operations and net income (loss) per share. We believe we can obtain these raw materials and components from other sources of supply in the ordinary course of business, although an unexpected loss of supply over a short period of time may not allow us to replace these sources in the ordinary course of business.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

New Accounting Pronouncements

Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and nonauthoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted and applied the provisions of the ASC for our third quarter of 2009, and have eliminated references to pre-ASC accounting standards throughout our consolidated financial statements. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Subsequent Events — In May 2009, the FASB issued new guidance on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. We adopted and applied the provisions of the new guidance for our second quarter 2009, and have included the required disclosures in Note 1, Business and Summary of Significant Accounting Policies. Our adoption of the new guidance did not have an impact on our consolidated financial statements.

Fair Value and Other-Than-Temporary Impairments — In April 2009, the FASB issued new guidance intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. Lastly, new guidance on interim disclosures about the fair value of financial instruments increases the frequency of fair value disclosures. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009. As such, we adopted the new guidance in the second quarter of 2009, and have included the additional required disclosures about the fair value of financial instruments and valuation techniques within Note 2, Fair Value Measurements. Our adoption of the new guidance did not have a material impact on our consolidated financial statements.

Subsequent Events

Events that have occurred subsequent to January 2, 2010 have been evaluated through February 25, 2010, the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of or for the fiscal year ended January 2, 2010.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(2) Fair Value Measurements

On January 4, 2009, we adopted new guidance for fair value measurements, related to nonfinancial assets and liabilities. Our nonfinancial assets relate primarily to long-lived assets and goodwill. We adopted the guidance for fair value measurements related to financial assets and liabilities on December 30, 2007, the beginning of fiscal 2008.

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

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

Assets and liabilities that are measured at fair value on a recurring basis

At January 2, 2010, we did not have any nonfinancial assets or liabilities that required a fair-value measurement on a recurring basis. Our financial assets and liabilities requiring a fair-value measurement on a recurring basis were not significant as of January 2, 2010.

Assets and liabilities that are measured at fair value on a non-recurring basis

Goodwill

The test for goodwill impairment is performed at least annually. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. These inputs are categorized as Level 1 inputs.

Long-Lived Assets

We generally estimate long-lived asset fair values, including our retail stores, using the income approach. The inputs used to determine fair value relate primarily to future assumptions regarding sales volumes, gross profit rates, store operating expenses and applicable probability weightings regarding future alternative uses. These inputs are categorized as Level 3 inputs. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

Our projected fair value calculations reflect recent consumer spending trends with no significant change in the macroeconomic environment for the foreseeable future. Our fair value calculations assume the ongoing availability of consumer credit and our ability to provide cost-effective consumer credit options.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

The following table presents the asset impairment charges we recorded during 2009 and the remaining net carrying value of those impaired long-lived assets as of January 2, 2010 (in thousands):

		Fair Value Measured and Recorded At Reporting Date Using
	Net Carrying Value as of January 2, 2010	Level 1	Level 2	Level 3	Impairment Charges for 2009
Long-lived assets	$35	$—	$—	$35	$(686)

Financial Assets and Liabilities not Measured at Fair Value

Certain of our financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature or variable interest rate. These financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings under our revolving credit facility.

(3) Inventories

Inventories consist of the following (in thousands):

	January 2, 2010	January 3, 2009
Raw materials	$3,257	$4,280
Work in progress	102	99
Finished goods	12,287	14,296
	$15,646	$18,675

Our finished goods inventory, as of January 2, 2010, was comprised of $4.8 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $3.4 million of finished components that were ready for assembly for the completion of beds, and $4.1 million of retail accessories.

Our finished goods inventory, as of January 3, 2009, was comprised of $5.6 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $2.7 million of finished components that were ready for assembly for the completion of beds, and $6.0 million of retail accessories.

(4) Property and Equipment

Property and equipment consist of the following (in thousands):

	January 2, 2010	January 3, 2009
Land	$1,999	$1,999
Leasehold improvements	76,579	89,321
Office furniture and equipment	5,260	5,396
Production machinery, computer equipment and software	66,966	68,130
Property under capital lease	1,837	1,163
Less: Accumulated depreciation and amortization	(114,959)	(112,735)
	$37,682	$53,274

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

During 2009, 2008 and 2007, we recorded asset impairment charges of $0.7 million, $34.6 million and $0.4 million, respectively. The impairment charges for 2009 were primarily related to assets at certain stores expected to close prior to their normal lease termination dates. During the fourth quarter of fiscal 2008, we elected to abandon our plan to implement an integrated suite of SAP®-based applications in 2009 and recognized asset impairment charges totaling $27.6 million. In addition, during 2008 and 2007, we reviewed all of our stores for impairment and determined that certain store assets at underperforming stores were impaired. We recognized impairment charges of $7.0 million and $0.4 million, respectively, for the difference between the fair value and the carrying amounts of the related long-lived assets.

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

(5) Leases

Operating Leases

Rent expense was as follows (in thousands):

	2009	2008	2007
Facility Rents:
Minimum rents	$36,040	$38,157	$32,663
Contingent rents	1,507	1,962	7,564
Total	$37,547	$40,119	$40,227

Equipment rents	$2,238	$3,412	$2,753

Capital Leases

During 2009, we entered into capital leases totaling $0.7 million for certain computer software. During 2008, we entered into capital leases totaling $1.0 million for certain computer and manufacturing equipment. At January 2, 2010, and January 3, 2009, $0.5 million and $0.3 million, respectively, were included in other current liabilities and $0.3 million and $0.5 million, respectively, were included in other long-term liabilities in our consolidated balance sheets.

The aggregate minimum rental commitments under operating leases and future maturities of capital leases for subsequent years are as follows (in thousands):

	Operating	Capital
2010	$32,538	$574
2011	29,115	285
2012	24,505	6
2013	19,372	—
2014	12,254	—
Thereafter	16,089	—
Total future minimum lease payments	$133,873	865
Less: amount representing interest		(52)
Present value of future minimum lease payments		$813

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(6) Debt

Credit Agreement

In June 2006, we entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”). The Credit Agreement was amended on February 1, 2008, May 30, 2008 and November 13, 2009 to allow greater flexibility under the existing financial covenants, provide additional financial covenants, modify the credit limit and maturity date, increase the cost of borrowing, provide the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries, and impose additional restrictions and covenants with respect to our operations.

The Credit Agreement, as amended to date, provides a revolving credit facility for general corporate purposes with net aggregate availability of $40.0 million, which amount decreases to $35.0 million as of March 31, 2010, and $20.0 million as of December 31, 2010. The Credit Agreement terminates in June 2011.

We had no outstanding borrowings as of January 2, 2010. We had outstanding borrowings of $79.2 million under the credit facility as of January 3, 2009. We also had outstanding letters of credit of $4.5 million and $5.9 million as of January 2, 2010, and January 3, 2009, respectively. Outstanding letters of credit reduce the amounts available under the credit facility. At January 2, 2010, and January 3, 2009, $35.5 million and $5.0 million, respectively, were available under this credit facility.

Borrowings under the credit facility bear interest at a floating rate and may be maintained as base rate loans (tied to the prime rate, plus a margin of 4.5%) or as Eurocurrency rate loans (tied to LIBOR, plus a margin of 5.5%). At January 3, 2009, the interest rate on borrowings outstanding under the credit agreements was 6.0%. We also pay certain facility and agent fees. We are subject to certain financial covenants under the agreement, including a maximum leverage ratio, a minimum interest coverage ratio, minimum EBITDA requirement, and maximum capital expenditure limits. At January 2, 2010, we were in compliance with all financial covenants.

(7) Shareholders’ Equity

Stock-Based Compensation Plans

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors (“Board”). At January 2, 2010, a total of 852,000 shares were available for future grant under the 2004 stock plan. Stock option awards are granted at exercise prices equal to the closing price of our stock on the date of grant. Generally, options vest proportionally over periods of three to four years from the dates of the grant and expire after ten years. Compensation expense is recognized ratably over the vesting period.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Stock Options

A summary of our stock option activity for the year ended January 2, 2010, is as follows (in thousands, except per share amounts):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)

Outstanding at January 3, 2009	5,074	$10.67	4.9	$—
Granted	575	1.72
Exercised	(57)	2.29
Canceled/Forfeited	(781)	11.44
Outstanding at January 2, 2010	4,811	$9.57	4.8	$9,935

Exercisable at January 2, 2010	3,281	$8.60	3.4	$6,286

(1)

Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant. At January 3, 2009, the intrinsic value of all outstanding options was zero.

Other information pertaining to options for the years ended January 2, 2010; January 3, 2009; and December 29, 2007; is as follows (in thousands, except per share amounts):

	2009	2008	2007

Weighted-average grant date fair value of stock options granted	$1.17	$1.65	$8.94
Total intrinsic value (at exercise) of stock options exercised	$140	$115	$6,637
Cash received from the exercise of stock options	$130	$92	$3,489
Stock-based compensation expense recognized in the consolidated statements of operations	$2,184	$2,916	$4,528
Excess income tax benefits from exercise of stock options	$—	$19	$1,497

At January 2, 2010, there was $4.7 million of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 4.6 years.

Determining Fair Value

We estimated the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach. Forfeitures are estimated using historical experience and projected employee turnover. A description of significant assumptions used to estimate the expected volatility, risk-free interest rate and expected terms is follows:

Expected Volatility – Expected volatility was determined based on implied volatility of our traded options and historical volatility of our stock price.

Risk-Free Interest Rate – The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues at the date of grant with a term equal to the expected term.

Expected Term – Expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock-based awards.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

The assumptions used to calculate the fair value of awards granted during 2009, 2008 and 2007 using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2009	2008	2007

Expected dividend yield	0%	0%	0%
Expected volatility	89%	52%	50%
Risk-free interest rate	2.4%	2.5%	4.7%
Expected term (in years)	4.8	5.3	5.2

Restricted and Performance Stock

We issue restricted and performance stock awards to certain employees in conjunction with our stock-based compensation plan. The awards generally cliff-vest from three to five years based on continued employment (“time based”). Compensation expense related to time-based stock awards is determined on the grant-date based on the publicly quoted fair market value of our common stock and is charged to earnings on a straight-line basis over the vesting period. Performance stock may be earned and become vested in a specific percentage depending upon the extent to which the target performance is met as of the last day of the performance cycle (“performance based”).

Total compensation expense related to time-based restricted and performance-based stock awards was $1.1 million, $0.8 million and $1.7 million, for the years ended January 2, 2010; January 3, 2009; and December 29, 2007, respectively. There were 190,000 and 38,000 restricted and performance stock awards vested at January 2, 2010, and January 3, 2009, respectively. All outstanding restricted and performance stock awards were unvested at December 29, 2007. Restricted and performance stock activity was as follows for the year ended January 2, 2010 (in thousands, except per share amounts):

	Restricted Stock	Weighted- Average Grant Date Fair Value	Performance Stock	Weighted- Average Grant Date Fair Value

Outstanding at January 3, 2009	360	$13.20	251	$12.36
Granted	105	2.98	298	0.92
Canceled/Forfeited	(151)	14.76	(76)	7.14

Outstanding at January 2, 2010	314	$9.03	473	$5.81

At January 2, 2010, there was $1.5 million of unrecognized compensation expense related to non-vested restricted and performance share awards, which is expected to be recognized over a weighted-average period of 2.0 years.

Repurchases of Common Stock

On April 20, 2007, our Board authorized the repurchase of up to an additional $250.0 million of our common stock, bringing the total availability under our share repurchase program to $290.0 million. During 2009 and 2008, we did not repurchase any shares of common stock. During 2007, we repurchased and retired 7,617,000 shares through open market purchases at a cost of $131.9 million (based on trade dates). As of January 2, 2010, the remaining authorization under our share repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares. We currently have no plans to repurchase our stock under this authorization.

The cost of stock repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings (accumulated deficit).

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Equity Financing

In May 2009 we entered into a securities purchase agreement with Sterling Partners, a private equity firm. During a special meeting of shareholders held August 27, 2009, our shareholders did not approve the May 2009 securities purchase agreement. During the third quarter of 2009, we expensed $3.3 million of direct, incremental costs incurred in connection with the terminated equity financing.

During the fourth quarter of 2009, we obtained $26.3 million in net proceeds from the issuance of 8.6 million shares of our common stock through a private equity placement and a public equity offering.

Dividends

We have not historically paid cash dividends on our common stock and we are restricted from paying dividends under our credit agreement.

Net Income (Loss) per Common Share

The following computations reconcile net income (loss) per share – basic with net income (loss) per share – diluted (in thousands, except per share amounts):

	2009	2008	2007

Net income (loss)	$35,552	$(70,177)	$27,620

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	45,682	44,186	46,536
Effect of dilutive securities:
Options	219	—	1,455
Warrants	28	—	—
Restricted shares	269	—	301
Diluted weighted-average shares outstanding	46,198	44,186	48,292

Net income (loss) per share – basic	$0.78	$(1.59)	$0.59
Net income (loss) per share – diluted	0.77	(1.59)	0.57

Additional potentially dilutive stock options totaling 4,405,000, 5,124,000 and 2,441,000 for the years 2009, 2008 and 2007, respectively, have been excluded from diluted EPS because these securities’ exercise prices were greater than the average market price of our common shares.

In addition, we excluded certain shares of restricted stock and stock options from our diluted net income (loss) per share calculations as their inclusion would have had an anti-dilutive effect on our net income (loss) per diluted share (i.e., resulted in a lower loss per share). For 2008, we excluded 444,000 shares of restricted stock and 212,000 stock options from our computation of diluted net loss per share.

(8) Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	2009	2008	2007

Interest income	$16	$90	$1,079
Interest expense	(5,708)	(4,120)	(1,163)
Write-off unamortized debt cost	(291)	(131)	—
Capitalized interest expense	—	876	314
Realized loss on sales of marketable debt securities	—	—	(270)
Other expense, net	$(5,983)	$(3,285)	$(40)

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(9) Income Taxes

The (benefit) expense for income taxes consisted of the following (in thousands):

	2009	2008	2007
Current:
Federal	$(2,763)	$(26,910)	$19,454
State	103	(732)	3,672
	(2,660)	(27,642)	23,126
Deferred:
Federal	(16,231)	26,853	(6,348)
State	(1,971)	(1,777)	(932)
	(18,202)	25,076	(7,280)
Income tax (benefit) expense	$(20,862)	$(2,566)	$15,846

The following table provides a reconciliation of our income tax (benefit) expense at the statutory federal tax rate to our actual income tax (benefit) expense:

	2009	2008	2007
Statutory federal income tax	$5,141	$(25,460)	$15,213
Change in valuation allowance	(26,840)	26,840	—
Changes in unrecognized tax benefits	730	—	—
State income taxes, net of federal benefit	688	(3,258)	1,781
Other	(581)	(688)	(1,148)
	$(20,862)	$(2,566)	$15,846

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal or state income tax examinations for years prior to 2005.

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2009	2008
Deferred tax assets:
Current:
Compensation and benefits	$1,193	$2,689
Warranty and returns liabilities	1,775	1,935
Deferred rent and lease incentives	953	984
Other	1,231	609
Long-term:
Property and equipment	3,188	12,161
Stock-based compensation	6,957	6,835
Deferred rent and lease incentives	2,701	3,324
Warranty liability	2,096	2,008
Net operating loss, capital loss and tax credit carryforwards	3,418	2,933
Other	806	719
Total gross deferred tax assets	24,318	34,197
Valuation allowance	(94)	(26,933)
Total net deferred tax assets	$24,224	$7,264

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

At January 2, 2010, we had net operating loss carryforwards for state income tax purposes of $67.3 million which will expire between 2011 and 2029.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, we assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of recent losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

We had a $0.1 million and $26.9 million tax valuation allowance at January 2, 2010, and January 3, 2009, respectively.

In 2008 based on all available evidence, we established a $26.8 million valuation allowance against deferred tax assets. In 2009, after reviewing all evidence, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realizable. Our conclusion was based on the quality and quantity of positive evidence, including our return to profitability in 2009, our expectations of profitability going forward, successful renegotiation of our credit facility, additional equity infusions, the significant improvement in our liquidity position, actions taken to reduce our cost structure, all providing support for our ability to rely on our estimates of future profitability. Based on that evidence, much of it occurring in the fourth quarter, we reversed substantially all of the deferred tax valuation allowance at the end of 2009. In order to fully realize our federal deferred tax assets, we would need to generate approximately $54 million of future taxable income. There is no expiration period for us to utilize our federal deferred tax assets.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2008 and 2009 was as follows (in thousands):

	Federal And State Tax	Accrued Interest And Penalties	Gross Unrecognized Income Tax Benefits
Balance December 29, 2007	$97	$—	$97
Decreases related to prior-year tax positions	(50)	—	(50)
Increases related to prior-year tax positions	105	3	108
Balance January 3, 2009	$152	$3	$155
Increases related to prior-year tax positions	243	78	321
Increases related to current-year tax positions	980	—	980
Balance January 2, 2010	$1,375	$81	$1,456

In 2009, 2008 and 2007, we included $78,000, $3,000 and $8,000, respectively, of penalties and interest in income tax (benefit) expense.

At January 2, 2010, and January 3, 2009, the total amounts of unrecognized tax benefits for uncertain tax positions were $884,000 and $155,000, respectively, that if recognized, would impact the effective tax rate. The amount of unrecognized tax benefits are not expected to change materially within the next 12 months.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(10) Employee Benefit Plans

Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. Beginning in the fourth quarter of fiscal 2008, due to the challenging business environment, we temporarily discontinued our discretionary 401(k) contribution. There was no contribution during 2009. During 2008 and 2007, our contributions, net of forfeitures, were $1.9 million and $2.8 million, respectively.

Employee Stock Purchase Plan

We had an employee stock purchase plan (“ESPP”) which permitted employees to purchase our common stock at a 5% discount based on the average price of the stock on the last business day of the offering period (calendar quarter basis). Purchases were funded by employee payroll deductions during the offering period. We discontinued our ESPP plan at the beginning of 2009. At January 3, 2009, ESPP participants had accumulated $132,000 to purchase our common stock. Employees purchased 342,561 shares in 2009, 236,847 shares in 2008 and 68,670 shares in 2007 under this plan.

(11) Commitments and Contingencies

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California. On September 30, 2008, the Court granted our motion to dismiss and strike the purported class action claims, and allowed plaintiff leave to amend the complaint. On October 30, 2008, plaintiff and additional named plaintiffs filed a first amended complaint alleging facts similar to those asserted in the initial complaint and asserting additional claims, including antitrust and RICO claims. On June 5, 2009, the Court granted our motion to dismiss and strike the purported class action claims of the first amended complaint, and allowed plaintiffs leave to amend the complaint with respect to certain of the alleged claims. On July 6, 2009, plaintiffs filed a second amended complaint alleging facts similar to those asserted in the prior complaints, limiting the purported class to California and Florida residents, and asserting claims related to negligence, product liability, breach of warranty under federal and state statutes and unfair competition under state statutes. On December 4, the Court granted our motion to strike plaintiffs’ newly alleged claims and granted our motion to dismiss plaintiffs’ remaining claims, and allowed plaintiffs leave to amend only with respect to certain of the alleged claims. On January 4, 2010, plaintiffs filed a third amended complaint alleging facts similar to those asserted in the prior complaints, limiting the purported class to California and Florida residents, and asserting claims related to negligence, product liability, breach of warranty under federal and state statutes and unfair competition under state statutes. We have filed a motion to dismiss that is scheduled to be heard on April 30, 2010. As of January 2, 2010, no accrual had been established with respect to this matter as we believe that the complaint is without merit and we intend to continue to vigorously defend the claims.

On April 30, 2009, a lawsuit was filed against the Company and one of its subsidiaries in United States District Court for the Northern District of Illinois by a former employee alleging that the Company misclassified all non-California store managers as exempt from the overtime requirements of the Fair Labor Standards Act. The plaintiff further alleges that all Illinois store managers were similarly misclassified under the Illinois Minimum Wage Law. After an initial round of discovery, on July 27, 2009, plaintiff filed a motion seeking permission to send notices to all similarly situated store managers informing them that they have the right to join this potential collective action lawsuit. On December 9, 2009, the Court ruled that plaintiff is permitted to send notice only to certain existing and former store managers within the State of Illinois inviting them to join the case. The opt-in period for potential class members to join the case expires on March 15, 2010. We believe that all store managers have been properly classified under both federal and state standards and we intend to vigorously defend the case. As of January 2, 2010, no accrual had been established with respect to this matter as we believe that the complaint is without merit and we intend to continue to vigorously defend the claims.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

We are subject from time to time to various other potential claims and other legal proceedings arising in the ordinary course of our business, including primarily commercial, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these other matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In the fiscal quarter ended January 2, 2010, we recorded a liability in our consolidated financial statements of $1.6 million with respect to contingent liabilities that we determined to be both probable and reasonably estimable. We believe that we have valid defenses to the various claims that have or may be asserted against us as described above and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows beyond the liabilities that have been accrued. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us, or claims as to which we are presently unaware, could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

Consumer Credit Arrangements

We refer customers seeking extended financing to certain third party financiers (“Card Servicers”). The Card Servicers, if credit is granted, establish the interest rates, fees, and all other terms and conditions of the customer’s account based on their evaluation of the creditworthiness of the customers. As the receivables are owned by the Card Servicers, at no time are the receivables purchased or acquired from us. We are not liable to the Card Servicers for our customers’ credit defaults. In connection with customer purchases financed under these arrangements, the Card Servicers pay us an amount equal to the total amount of such purchases, net of promotional related discounts. The amounts due from Card Servicers under the program were included in accounts receivable and totaled $1.2 million and $1.0 million as of January 2, 2010, and January 3, 2009, respectively.

Our agreement, under which GE Money Bank offers to our qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”), contains certain financial covenants, including maximum leverage ratio and minimum interest coverage. We were required under the terms of the GE Agreement to provide GE Money Bank with a $1.7 million letter of credit as collateral security.

Commitments

As of January 2, 2010, we had $2.6 million of inventory purchase commitments with our suppliers as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not currently expect any payments under these provisions.

At January 2, 2010, we had entered into one lease commitment for a future retail store location. This lease commitment provides for minimum rentals over five years, which if consummated based on current cost estimates, would approximate $0.3 million annually over the initial lease term. These minimum rentals have been included in the future minimum lease payments in Note 5, Leases.

(12) Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of actual quarterly results for 2009 and 2008 (in thousands, except per share amounts):

2009	Fourth	Third	Second	First
Net sales	$136,471	$147,470	$120,647	$139,614
Gross profit	85,781	93,555	74,340	81,784
Operating income	7,479	11,980	952	262
Net income (loss)	35,309	6,899	(3,961)	(2,695)
Net income (loss) per share – diluted	0.69	0.15	(0.09)	(0.06)

2008	Fourth	Third	Second	First
Net sales	$131,073	$157,231	$152,055	$168,165
Gross profit	73,246	97,756	90,644	96,926
Operating (loss) income	(50,217)	2,052	(10,251)	(11,042)
Net (loss) income	(57,436)	983	(6,591)	(7,133)
Net (loss) income per share – diluted	(1.30)	0.02	(0.15)	(0.16)

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

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of January 2, 2010.

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K and the information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance” in our Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Approval of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)		Consolidated Financial Statements and Schedule

	(1)	Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity (Deficit)

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
6.	Form of Nonstatutory Stock Option Award Agreement under the 2004 Stock Incentive Plan
7.	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan
8.	Form of Performance Stock Award Agreement under the 2004 Stock Incentive Plan
9.	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the 2004 Stock Incentive Plan
10.	Select Comfort Profit Sharing and 401(K) Plan – 2007 Restatement
11.	Select Comfort Executive Investment Plan, as Amended and Restated October 29, 2008
12.	Select Comfort Executive and Key Employee Incentive Plan
13.	Employment Letter from the Company to William R. McLaughlin dated March 3, 2000
14.	Employment Letter from the Company to William R. McLaughlin dated March 2, 2006

15.	Letter Agreement between William R. McLaughlin and Select Comfort Corporation dated as of February 21, 2008
16.	Amended and Restated Non-Statutory Stock Option Agreement between Select Comfort Corporation and William R. McLaughlin dated as of April 22, 2008
17.	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005
18.	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005
19.	Employment Letter from the Company to Mark A. Kimball dated April 22, 1999
20.	Summary of Executive Health Program
21.	Summary of Executive Tax and Financial Planning Program
22.	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan
23.	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan
24.	Summary of Non-Employee Director Compensation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: February 25, 2010	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer
(principal executive officer)

	By:	/s/ James C. Raabe
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

NAME	TITLE	DATE

/s/ Ervin R. Shames	Chairman of the Board	February 19, 2010
Ervin R. Shames

/s/ William R. McLaughlin	Director	February 25, 2010
William R. McLaughlin

/s/ Thomas J. Albani	Director	February 17, 2010
Thomas J. Albani

/s/ Stephen L. Gulis, Jr.	Director	February 22, 2010
Stephen L. Gulis, Jr.

/s/ Christopher P. Kirchen	Director	February 21, 2010
Christopher P. Kirchen

/s/ David T. Kollat	Director	February 18, 2010
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 25, 2010
Brenda J. Lauderback

/s/ Michael A. Peel	Director	February 22, 2010
Michael A. Peel

/s/ Jean-Michel Valette	Director	February 21, 2010
Jean-Michel Valette

SELECT COMFORT CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 2, 2010

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

Incorporated by reference to Exhibit 10.5 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-25121)

10.7	Fifth Amendment to Lease dated August 28, 2006 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.8	Lease Agreement dated as of September 19, 2002 between the Company and Blind John, LLC (as successor to Frastacky (US) Properties Limited Partnership)	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.9	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.10	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)

10.11	Select Comfort Corporation 1990 Omnibus Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 (File No. 0-25121)

10.12	Select Comfort Corporation 1997 Stock Incentive Plan, as amended and restated	Incorporated by reference to Exhibit 10.8 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25121)

10.13	Form of Incentive Stock Option Agreement under the 1990 and 1997 Stock Plans	Incorporated by reference to Exhibit 10.16 contained in the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.14	Form of Performance Based Stock Option Agreement under the 1990 and 1997 Stock Plans	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.15	Select Comfort Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)	Incorporated by reference to Exhibit 10.16 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.16	Form of Nonstatutory Stock Option Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.17	Form of Restricted Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.18	Form of Performance Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.19	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.20	Select Comfort Profit Sharing and 401(K) Plan – 2007 Restatement	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.21	Select Comfort Executive Investment Plan, as Amended and Restated October 29, 2008	Incorporated by reference to Exhibit 10.21 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 0-25121).

10.22	Select Comfort Executive and Key Employee Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-25121)

10.23	Employment Letter from the Company to William R. McLaughlin dated March 3, 2000	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File No. 0-25121)

10.24	Employment Letter from the Company to William R. McLaughlin dated March 2, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed March 6, 2006 (File No. 0-25121)

10.25	Letter Agreement between William R. McLaughlin and Select Comfort Corporation dated as of February 21, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed February 27, 2008 (File No. 0-25121)

10.26	Amended and Restated Non-Statutory Stock Option Agreement between Select Comfort Corporation and William R. McLaughlin dated as of April 22, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed April 24, 2008 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.27	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.28	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005	Incorporated by reference to Exhibit 10.18 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.29	Employment Letter from the Company to Mark A. Kimball dated April 22, 1999	Incorporated by reference to Exhibit 10.25 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

10.30	Summary of Executive Health Program	Incorporated by reference to Exhibit 10.36 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.31	Summary of Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed January 3, 2005 (File No. 0-25121)

10.32	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan, dated as of August 21, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed August 21, 2008 (File No. 0-25121)

10.33	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.34 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 0-25121).

10.34	Summary of Non-Employee Director Compensation	Filed herewith

10.35	Supply Agreement dated October 3, 2006 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.39 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.36	Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of December 14, 2005 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed December 20, 2005 (File No. 0-25121)

10.37

First Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of April 23, 2007 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed April 27, 2007 (File No. 0-25121)

10.38

Second Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of February 1, 2008 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation

Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Current Report on Form 8-K filed February 7, 2008 (File No. 0-25121)

10.39	GE Waiver and Consent dated May 21, 2009	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.40	Securities Purchase Agreement by and between Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-25121)

10.41	Guarantee by Sterling Capital Partners III, LP in favor of Select Comfort	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-25121)

10.42	Settlement, Mutual Termination and General Release Agreement by and between Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.3 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-25121)

10.43	Registration Rights Agreement by and between Select Comfort Corporation and Sterling SC Investor, LLC	Incorporated by reference to Exhibit 10.4 contained in Select Comfort’s Current Report on Form 8-K filed October 5, 2009 (File No. 0-25121)

10.44

Amended and Restated Credit Agreement, dated November 13, 2009, by and among Select Comfort Corporation and the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent

Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed November 16, 2009 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.45	Purchase Agreement, dated as of December 8, 2009, by and among Select Comfort Corporation and Piper Jaffray & Co.	Incorporated by reference to Exhibit 1.1 contained in Select Comfort’s Current Report on Form 8-K filed December 8, 2009 (File No. 0-25121)

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on signature page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)

Confidential treatment has been granted by the Securities and Exchange Commission with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts
2009	$713	$138	$472	$379
2008	876	814	977	713
2007	529	1,035	688	876

Accrued sales returns
2009	$2,744	$25,920	$25,779	$2,885
2008	3,751	34,410	35,417	2,744
2007	3,907	43,716	43,872	3,751