Form 10-Q
period 2010-04-03
SELECT COMFORT CORP
filed 2010-05-12
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 3, 2010

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
YES ☐ NO ☒

As of April 3, 2010, 54,623,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) April 3, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$39,501	$17,717
Restricted cash	4,515	—
Accounts receivable, net of allowance for doubtful accounts of $299 and $379, respectively	2,532	5,094
Inventories	15,452	15,646
Income taxes receivable	157	3,893
Prepaid expenses	7,788	5,879
Deferred income taxes	6,139	5,153
Other current assets	261	720
Total current assets	76,345	54,102
Property and equipment, net	35,023	37,682
Deferred income taxes	18,186	19,071
Other assets	4,234	7,385
Total assets	$133,788	$118,240

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,324	$37,538
Customer prepayments	16,157	11,237
Accruals:
Sales returns	3,396	2,885
Compensation and benefits	17,097	15,518
Taxes and withholding	5,022	4,528
Other current liabilities	7,673	7,831
Total current liabilities	87,669	79,537
Non-current liabilities:
Warranty liabilities	5,016	5,286
Capital lease obligations	178	262
Other long-term liabilities	10,560	10,697
Total non-current liabilities	15,754	16,245
Total liabilities	103,423	95,782

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 54,623 and 54,310 shares issued and outstanding, respectively	546	543
Additional paid-in capital	33,004	32,860
Accumulated deficit	(3,185)	(10,945)
Total shareholders’ equity	30,365	22,458
Total liabilities and shareholders’ equity	$133,788	$118,240

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited – in thousands, except per share amounts)

	Three Months Ended
	April 3, 2010	April 4, 2009

Net sales	$157,953	$139,614
Cost of sales	59,869	57,830
Gross profit	98,084	81,784

Operating expenses:
Sales and marketing	70,092	67,313
General and administrative	13,149	13,345
Research and development	654	486
Asset impairment charges	—	378
Total operating expenses	83,895	81,522
Operating income	14,189	262
Other expense, net	(1,720)	(1,770)
Income (loss) before income taxes	12,469	(1,508)
Income tax expense	4,709	1,187
Net income (loss)	7,760	$(2,695)

Net income (loss) per share – basic	$0.14	$(0.06)
Weighted-average shares – basic	53,615	44,692

Net income (loss) per share – diluted	$0.14	$(0.06)
Weighted-average shares – diluted	55,081	44,692

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited – in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 2, 2010	54,310	$543	$32,860	$(10,945)	$22,458
Exercise of common stock options	438	4	15	—	19
Tax benefit from stock-based compensation	—	—	701	—	701
Stock-based compensation	33	—	762	—	762
Repurchases of common stock	(158)	(1)	(1,334)	—	(1,335)
Net income	—	—	—	7,760	7,760
Balance at April 3, 2010	54,623	$546	$33,004	$(3,185)	$30,365

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income (loss)	$7,760	$(2,695)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,898	4,824
Stock-based compensation	762	1,020
Disposals and impairments of assets	—	378
Excess tax benefits from stock-based compensation	(659)	—
Changes in deferred income taxes	(606)	1,691
Changes in operating assets and liabilities:
Accounts receivable	2,562	(2,397)
Inventories	194	1,603
Income taxes receivable	4,941	22,066
Prepaid expenses and other assets	261	(2,634)
Accounts payable	2,321	2,170
Customer prepayments	4,920	(2,039)
Accrued sales returns	511	1,456
Accrued compensation and benefits	1,579	(716)
Accrued taxes and withholding	494	767
Warranty liabilities	19	(186)
Other accruals and liabilities	(437)	(1,205)
Net cash provided by operating activities	29,520	24,103

Cash flows from investing activities:
Purchases of property and equipment	(999)	(1,239)
Increase in restricted cash	(4,515)	(23,043)
Net cash used in investing activities	(5,514)	(24,282)

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,486)	(9,849)
Repurchases of common stock	(1,335)	—
Proceeds from issuance of common stock	19	92
Excess tax benefits from stock-based compensation	659	—
Debt issuance costs	(79)	—
Net cash used in financing activities	(2,222)	(9,757)

Increase (decrease) in cash and cash equivalents	21,784	(9,936)
Cash and cash equivalents, at beginning of period	17,717	13,057
Cash and cash equivalents, at end of period	$39,501	$3,121

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended April 3, 2010 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of April 3, 2010, and January 2, 2010 and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 and other recent filings with the SEC.

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

New Accounting Standards

Subsequent Events - In February 2010, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding disclosure of subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective for us in the first quarter of 2010. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on our consolidated financial statements.

Subsequent Events

Events that have occurred subsequent to April 3, 2010 have been evaluated through the date we filed this Quarterly Report on Form 10-Q with the SEC. Other than the activities outlined in Note 3. Debt, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of or for the three months ended April 3, 2010.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

2. Inventories

Inventories consisted of the following (in thousands):

	April 3, 2010	January 2, 2010
Raw materials	$3,622	$3,257
Work in progress	70	102
Finished goods	11,760	12,287
	$15,452	$15,646

3. Debt

Credit Agreement

On March 26, 2010, we entered into a new credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association and terminated our prior credit agreement. The Credit Agreement provides a $20.0 million secured revolving credit facility for working capital and general corporate purposes, including up to $10.0 million available for issuances of letters of credit. Outstanding letters of credit reduce the amounts available under this credit facility. The Credit Agreement expires on July 1, 2012.

The borrowings under the Credit Agreement will, at our request, be classified as either LIBOR Loans or ABR Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect plus 3.00%, or (ii) with respect to ABR Loans, the Adjusted Base Rate (as defined in the Credit Agreement) then in effect plus 0.50%. We are subject to certain financial covenants under the agreement, including minimum fixed charge coverage ratios, maximum capital expenditure limits, minimum net worth requirements, and maintenance of an aggregate principal balance of zero under the Credit Agreement for a period of not less than 30 consecutive days in each fiscal year of the Company. The Credit Agreement is secured by a first priority security interest in our assets and those of our domestic subsidiaries.

At April 3, 2010, $20.0 million was available under the Credit Agreement, we had no outstanding letters of credit or borrowings, and we were in compliance with all financial covenants. At January 2, 2010, $35.5 million was available under the prior credit facility, we had no borrowings, and we were in compliance with all financial covenants. As of January 2, 2010 and April 3, 2010, we had outstanding letters of credit of $4.5 million and $4.3 million, respectively. As the prior credit agreement was terminated on March 26, 2010, but the letters of credit issued under the prior credit agreement had not been terminated, we placed $4.5 million on deposit with the lenders. We classified this deposit as restricted cash on our April 3, 2010 consolidated balance sheet. We have subsequently moved the letters of credit to our new credit facility and the cash is no longer restricted.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

Capital Lease Obligations

We had outstanding capital lease obligations of $0.6 million and $0.8 million at April 3, 2010 and January 2, 2010, respectively. At April 3, 2010 and January 2, 2010, $0.4 million and $0.5 million, respectively, were included in other current liabilities and $0.2 million and $0.3 million, respectively, were included in capital lease obligations in non-current liabilities in our condensed consolidated balance sheets.

4. Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three plans approved by our shareholders in 1990, 1997 and 2004 and administered under the supervision of our Board of Directors. Stock-based compensation awards are generally granted annually. We have awarded stock options and restricted stock, either of which can be performance based, under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized ratably over the vesting period of each grant, which is generally four years. Stock-based compensation expense for the three months ended April 3, 2010 and April 4, 2009, was $0.8 million and $1.0 million, respectively.

Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the first quarter of 2010, our contribution, net of forfeitures, was $0.1 million. There was no contribution during the first quarter of 2009.

5. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Interest expense	$(610)	$(1,784)
Interest income	4	14
Write-off unamortized debt cost	(1,114)	—
Other expense, net	$(1,720)	$(1,770)

6. Income Taxes

Income tax expense was $4.7 million for the three months ended April 3, 2010, compared with $1.2 million for the same period one year ago. The effective tax rate for the three months ended April 3, 2010 was 37.8% compared with a negative 78.7% for the same period one year ago. The estimated annual effective tax rate for the three months ended April 4, 2009 reflected an increase in the deferred tax valuation allowance due to the uncertainty regarding future taxable income.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

Unrecognized Tax Benefits

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded liability for unrecognized tax benefits during the three months ended April 3, 2010.

7. Net Income (Loss) per Common Share

The following computations reconcile net income (loss) per share – basic with net income (loss) per share – diluted (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income (loss)	$7,760	$(2,695)

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	53,615	44,692
Effect of dilutive securities:
Options	996	—
Restricted shares	470	—

Diluted weighted-average shares outstanding	55,081	44,692

Net income (loss) per share – basic	$0.14	$(0.06)
Net income (loss) per share – diluted	$0.14	$(0.06)

We excluded potentially dilutive stock options totaling 2.0 million and 5.0 million for the three months ended April 3, 2010, and April 4, 2009, respectively, from our diluted net income (loss) per share calculations because these securities’ exercise prices were greater than the average market price of our common shares.

In addition, we excluded certain shares of restricted stock and stock options from our diluted net income (loss) per share calculations as their inclusion would have had an anti-dilutive effect on our net income (loss) per diluted share (i.e., resulted in a lower loss per share). For the three months ended April 4, 2009, we excluded 0.3 million shares of restricted stock.

8. Commitments and Contingencies

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California and moved to dismiss the plaintiff’s claims. On three occasions the Court has granted our motion to dismiss the claims and granted limited leave to the plaintiff, joined by several additional named plaintiffs, to amend the complaint. On January 4, 2010, plaintiffs filed a third amended complaint alleging facts similar to those asserted in the prior complaints, limiting the purported class to California and Florida residents, and asserting claims related to negligence, product liability, breach of warranty under federal and state statutes and unfair competition under state statutes. The plaintiffs have also sought leave to amend the complaint to add personal injury claims. We have filed a motion to dismiss the plaintiffs’ remaining claims, which motion is currently pending before the Court. As of April 3, 2010, no accrual had been established with respect to this matter as we believe that the complaint is without merit and we intend to continue to vigorously defend the claims.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (continued)
(unaudited)

We are involved from time to time in various other legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these other matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At April 3, 2010, we have a liability in our consolidated financial statements of $1.6 million with respect to contingent liabilities that we determined to be both probable and reasonably estimable. With respect to these other matters, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

GE Money Bank Agreement

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”). The GE Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As a result of not being in compliance with the financial covenants in 2008 and much of 2009, we were required to provide GE Money Bank with a $1.3 million letter of credit. The letter of credit covers the risk to GE Money Bank for sales returns and warranty claims should we be unable to satisfy these claims, and will remain outstanding until such time as we are in compliance with the agreement's financial covenants for three consecutive quarters. At January 2, 2010, we were again in compliance with all financial covenants. However, in the first quarter of 2010 the required minimum interest coverage ratio increased from 2.00 to 1.00 to 2.25 to 1.00 compared to our interest coverage ratio of 2.06 to 1.00. GE Money Bank may draw on this letter of credit by certifying that we have failed to fund any amounts due under the GE Agreement.

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

	April 3, 2010	April 4, 2009
Balance at beginning of year	$7,143	$8,049
Additions charged to costs and expenses for current-year sales	897	1,200
Deductions from reserves	(1,198)	(1,603)
Changes in liability for pre-existing warranties during the current year, including expirations	320	217
Balance at end of period	$7,162	$7,863

Sales Returns

The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period, and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

The activity in the sales returns liability account was as follows (in thousands):

	April 3, 2010	April 4, 2009
Balance at beginning of year	$2,885	$2,744
Additions that reduce net sales	8,363	8,037
Deductions from reserves	(7,852)	(6,581)
Balance at end of period	$3,396	$4,200

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

These risks and uncertainties include, among others:

•	Current general and industry economic trends and consumer confidence;

•	The effectiveness of our marketing and sales programs, including advertising and promotional efforts;

•	Consumer acceptance of our products, product quality and brand image;

•	Our ability to continue to improve our product line, service levels and product quality;

•	Warranty obligations;

•	Availability of attractive and cost-effective consumer credit options, including the impact of recent changes in federal law that restrict various forms of consumer credit promotional offerings;

•	Execution of our retail store distribution strategy;

•	Rising commodity costs and other inflationary pressures;

•	Our dependence on significant suppliers, including several sole-source suppliers and the vulnerability of suppliers to recessionary pressures;

•	Industry competition;

•	Risks of pending and potentially unforeseen litigation;

•	Our ability to fund our operations through cash flow from operations or availability under our bank line of credit or other sources;

•	Increasing government regulation;

•	The adequacy of our management information systems to meet the evolving needs of our business and evolving regulatory standards;

•	Our ability to attract and retain key employees; and

•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

Additional information concerning these and other risks and uncertainties is contained under the caption “Risk Factors” in our Annual Report on Form 10-K and in this Quarterly Report.

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

Results of Operations

Quarterly and Annual Results

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, the timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, the timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, the timing of promotional offerings, competitive factors, changes in commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail sales, timing of QVC shows and wholesale sales, consumer confidence and general economic conditions. As a result, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights and Outlook

Key financial highlights for the three months ended April 3, 2010 were as follows:

•	Net income totaled $7.8 million, or $0.14 per diluted share, compared with a net loss of $2.7 million, or ($0.06) per diluted share, for the same period one year ago.

•

Net sales increased 13% to $158.0 million, compared with $139.6 million for the same period one year ago, primarily due to a 29% comparable-store sales increase, partially offset by a 10% reduction in our store base.

•

Operating income improved to $14.2 million for the three months ended April 3, 2010, compared with $0.3 million last year, due to improving sales trends and significant actions taken to improve our profitability.

•

Cash from operating activities totaled $29.5 million for the three months ended April 3, 2010, compared with $24.1 million for the same period one year ago. Operating cash flows for the first three months of 2009 included a $23.0 million refund of income taxes.

•

On March 26, 2010, we entered into a new Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. The Credit Agreement provides a $20.0 million secured revolving credit facility for working capital and general corporate purposes, including up to $10.0 million for issuances of letters of credit. The Credit Agreement expires on July 1, 2012.

•

Our outlook for the balance of the year is positive, although we are cautious about uncertainties involving macroeconomic trends. Our outlook assumes a continuation of recent sales trends, adjusted for normal seasonality, for the balance of 2010. In addition, we expect to continue to generate positive comparable store sales for the remainder of 2010, although we anticipate that the rate of growth will slow over the course of the year as we lap higher comparisons from a year ago.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	April 3, 2010		April 4, 2009
Net sales	$158.0	100.0%	$139.6	100.0%
Cost of sales	59.9	37.9%	57.8	41.4%
Gross profit	98.1	62.1%	81.8	58.6%

Operating expenses:
Sales and marketing	70.1	44.4%	67.3	48.2%
General and administrative	13.1	8.3%	13.3	9.6%
Research and development	0.7	0.4%	0.5	0.3%
Asset impairment charges	—	0.0%	0.4	0.3%
Total operating expenses	83.9	53.1%	81.5	58.4%
Operating income	14.2	9.0%	0.3	0.2%
Other expense, net	(1.7)	(1.1%)	(1.8)	(1.3%)
Income (loss) before income taxes	12.5	7.9%	(1.5)	(1.1%)
Income tax expense	4.7	3.0%	1.2	0.9%
Net income (loss)	$7.8	4.9%	$(2.7)	(1.9%)

Net income (loss) per share:
Basic	$0.14	$(0.06)
Diluted	$0.14	$(0.06)
Weighted-average number of common shares:
Basic	53.6	44.7
Diluted	55.1	44.7

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Percent of net sales:
Retail	83.4%	79.1%
Direct and E-Commerce	11.7%	11.5%
Wholesale	4.9%	9.4%
Total	100.0%	100.0%

The components of total sales change, including comparable-store sales changes, were as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Net sales change rates:
Retail same-store sales	29%	(14%)
Direct and E-Commerce	16%	(34%)
Company-controlled same-store sales change	27%	(17%)
Net closed stores/other	(9%)	(2%)
Total company-controlled channels	19%	(19%)
Wholesale	(42%)	14%
Total net sales change	13%	(17%)

The numbers of company-owned retail stores and independently owned and operated retail partner stores were as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Company-owned retail stores:
Beginning of period	403	471
Opened	—	—
Closed	(4)	(30)
End of period	399	441
Retail partner stores(1)	148	838

(1) In August 2009, we announced our decision to discontinue distribution through non-company owned mattress retailers in the contiguous United States.

Comparison of Three Months Ended April 3, 2010 with Three Months Ended April 4, 2009

Net sales

Net sales increased 13% to $158.0 million for the three months ended April 3, 2010, compared with $139.6 million for the same period one year ago. The sales increase was due to a 29% comparable-store sales increase in our company-owned retail stores and a 16% increase in our direct and E-Commerce channel sales. These increases were partially offset by a 10% year-over-year decline in the number of retail stores we operated and a decrease in wholesale channel sales due in large part to our decision in the second half of 2009 to discontinue distribution through retailer partners operating approximately 700 stores in the contiguous United States, and the timing of QVC shows. Total sales of mattress units decreased 1% compared to the same period one year ago, also largely due to the closure of retail partner doors as mattress units in company-owned distribution channels increased by 14%. Sales of other products and services increased by 21%. The average selling price per bed (mattress sales only divided by mattress units) in our company-controlled channels increased 4% to $1,726.

The $18.3 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $29.6 million net increase in sales from our company-owned comparable retail stores, partially offset by an $8.2 million decrease resulting from the net decline in the number of stores we operated; (ii) a $2.5 million increase in direct and E-Commerce channel sales; and (iii) a $5.5 million decrease in wholesale channel sales.

Gross profit

The gross profit rate improved to 62.1% of net sales for the three months ended April 3, 2010, compared with 58.6% for the prior year period. Approximately 2.4 percentage points (“ppt.”) of the gross profit rate improvement was due to an increase in the percentage of net sales from our higher margin company-controlled distribution channels. Approximately 0.6 ppt. of the gross profit rate improvement was due to the refinement of our promotional programs which resulted in a sales mix shift from lower margin to higher margin products. In addition, efficiency initiatives and leverage from the higher sales volume reduced logistics costs as a percent of net sales resulting in a 0.5 ppt. improvement in the gross profit rate compared with the same period one year ago.

Sales and marketing expenses
Sales and marketing expenses for the three months ended April 3, 2010 increased 4% to $70.1 million, or 44.4% of net sales, compared with $67.3 million, or 48.2% of net sales, for the same period one year ago. The $2.8 million increase was primarily due to a $2.6 million increase in marketing expenses, including a $2.5 million, or 16%, increase in media spending, compared to the same period one year ago. Selling expenses were essentially flat compared to last year with an increase in variable selling expenses due to the higher sales volume, including sales compensation and percentage rent, offset by decreased fixed selling expenses resulting from the 10% reduction in our store base. The sales and marketing expense rate declined 3.8 ppt. compared to the same period one year ago due to the leveraging impact of the 13% net sales increase and cost reduction initiatives, including expense savings resulting from store closures.

General and administrative expenses
General and administrative (“G&A”) expenses decreased to $13.1 million for the three months ended April 3, 2010, compared with $13.3 million for the same period one year ago. The $0.2 million decrease was due to various cost reduction initiatives and the absence of severance and strategic consulting expenses incurred in the first quarter of last year, partially offset by increased performance-based compensation resulting from our strong financial performance in the current quarter. The G&A expense rate decreased to 8.3% of net sales for the three months ended April 3, 2010, compared with 9.6% of net sales for the same period one year ago, primarily due to the leveraging impact of the 13% net sales increase.

Research and development expenses
Research and development (“R&D”) expenses increased to $0.7 million for the first quarter of 2010, compared with $0.5 million for the same period one year ago. R&D expenses increased as a percentage of net sales to 0.4% from 0.3% with the primary emphasis on enhancing the quality of our products.

Asset impairment charges
During the three months ended April 3, 2010, we recognized no asset impairment charges as our quarterly evaluation indicated that the carrying values of our long-lived assets were fully recoverable. During the three months ended April 4, 2009, we recognized impairment charges of $0.4 million related to assets at certain stores expected to close prior to their normal lease termination dates.

Other expense, net
Other expense, net was $1.7 million for the three months ended April 3, 2010, compared with $1.8 million for the same period one year ago. The $0.1 million decrease in other expense, net was primarily driven by (i) a lower average debt balance in the current period as we had no borrowing under our line of credit, partially offset by (ii) a $1.1 million write-off of unamortized debt costs during the first quarter of 2010 as we entered into a new credit agreement on March 26, 2010 and terminated our prior credit agreement.

Income tax expense
Income tax expense was $4.7 million for the three months ended April 3, 2010, compared with $1.2 million for the same period one year ago. The effective tax rate for the three months ended April 3, 2010 was 37.8% compared with a negative 78.7% for the same period one year ago. The estimated annual effective tax rate for the three months ended April 4, 2009 reflected an increase in the deferred tax valuation allowance due to the uncertainty regarding future taxable income.

Liquidity and Capital Resources

As of April 3, 2010, we had cash and cash equivalents of $39.5 million compared with $17.7 million as of January 2, 2010. The $21.8 million increase in cash and cash equivalents was primarily due to $29.5 million of cash provided by operating activities partially offset by a $4.5 million increase in restricted cash, $1.0 million investment in property and equipment, and $2.2 million used in investing activities.

The following table summarizes our cash flows for the three months ended April 3, 2010, and April 4, 2009 (dollars in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	April 3, 2010	April 4, 2009
Total cash provided by (used in):
Operating activities	$29.5	$24.1
Investing activities	(5.5)	(24.3)
Financing activities	(2.2)	(9.8)
Increase (decrease) in cash and cash equivalents	$21.8	$(9.9)

Cash provided by operating activities for the three months ended April 3, 2010, and April 4, 2009, were $29.5 million and $24.1 million, respectively. The $5.4 million year-over-year increase in cash from operating activities was comprised of a $10.5 million improvement in our net income (loss) compared to the same period one year ago, partially offset by a $3.5 million decrease in adjustments to reconcile net income to net cash provided by operating activities, and a $1.6 million decrease in cash from changes in operating assets and liabilities. Operating cash flows for the three months ended April 4, 2009 included a $23.0 million income tax refund associated with the carryback of our 2008 pre-tax loss. Other changes in operating assets and liabilities included a current year increase in customer prepayments due to higher sales, a current year decrease in accounts receivable compared with an increase in the prior year primarily due to the timing of QVC shows, and a current-year decrease in prepaid expenses and other assets compared with an increase in the prior year (prior year included increased prepaid rent and prepaid advertising).

Investing activities for the three months ended April 3, 2010 included a $4.5 million increase in restricted cash as collateral for outstanding letters of credit during the transition from our old credit agreement to our new credit agreement. Investing activities for the three months ended April 4, 2009 included a $23.0 million tax refund generated by 2008 losses resulting in an increase in restricted cash in accordance with the terms of our prior credit agreement. During the first three months of 2010, we invested $1.0 million in property and equipment, compared with $1.2 million for the same period one year ago. We did not open any new retail stores during the first three months of 2010 or 2009. Capital expenditures are projected to be approximately $15.0 million in 2010 compared with $2.5 million in 2009.

Net cash used in financing activities was $2.2 million for the three months ended April 3, 2010, compared with $9.8 million for the same period one year ago. The $7.5 million decrease in cash used in financing activities primarily resulted from a $1.5 million current-year net decrease in short-term borrowings, compared with a $9.8 million net decrease in short-term borrowings for the three months ended April 4, 2009. As of April 3, 2010 we had no borrowings under our line of credit compared with $74.3 million one year ago. Book overdrafts are included in the net change in short-term borrowings.

As of April 3, 2010, the remaining authorization under our stock repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares. We currently have no plans to repurchase our common stock.

On March 26, 2010, we entered into a new credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association and terminated our prior credit agreement. The Credit Agreement provides a $20.0 million secured revolving credit facility for working capital and general corporate purposes, including up to $10.0 million available for issuances of letters of credit. Outstanding letters of credit reduce the amounts available under this credit facility. The Credit Agreement expires on July 1, 2012.

The borrowings under the Credit Agreement will, at our request, be classified as either LIBOR Loans or ABR Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect plus 3.00%, or (ii) with respect to ABR Loans, the Adjusted Base Rate (as defined in the Credit Agreement) then in effect plus 0.50%. We are subject to certain financial covenants under the agreement, including minimum fixed charge coverage ratios, maximum capital expenditure limits, minimum net worth requirements, and maintenance of an aggregate principal balance of zero under the Credit Agreement for a period of not less than 30 consecutive days in each fiscal year of the Company. The Credit Agreement is secured by a first priority security interest in our assets and those of our domestic subsidiaries.

At April 3, 2010, $20.0 million was available under the Credit Agreement, we had no outstanding letters of credit or borrowings, and we were in compliance with all financial covenants. At January 2, 2010, $35.5 million was available under the prior credit facility, we had no borrowings, and we were in compliance with all financial covenants. As of January 2, 2010 and April 3, 2010, we had outstanding letters of credit of $4.5 million and $4.3 million, respectively. As the prior credit agreement was terminated on March 26, 2010, but the letters of credit issued under the prior credit agreement had not been terminated, we placed $4.5 million on deposit with the lenders. We classified this deposit as restricted cash on our April 3, 2010 consolidated balance sheet. We have subsequently moved the letters of credit to our new credit facility and the cash is no longer restricted.

Cash generated from operations and available under our credit facility is expected to provide sufficient operating liquidity and funding for capital expenditures for the foreseeable future. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”). The GE Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As a result of not being in compliance with the financial covenants in 2008 and much of 2009, we were required to provide GE Money Bank with a $1.3 million letter of credit. The letter of credit covers the risk to GE Money Bank for sales returns and warranty claims should we be unable to satisfy these claims, and will remain outstanding until such time as we are in compliance with the agreement's financial covenants for three consecutive quarters. At January 2, 2010, we were again in compliance with all financial covenants. However, in the first quarter of 2010 the required minimum interest coverage ratio increased from 2.00 to 1.00 to 2.25 to 1.00 compared to our interest coverage ratio of 2.06 to 1.00. GE Money Bank may draw on this letter of credit by certifying that we have failed to fund any amounts due under the GE Agreement.

Under the terms of our agreement with GE, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases and $4.3 million of outstanding letters of credit, we do not have any off-balance-sheet financing. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of April 3, 2010, we are not involved in any unconsolidated special purpose entity transactions.

There has been no material change in our contractual obligations since the end of fiscal 2009. See Note 3, Debt, of the Notes to our Condensed Consolidated Financial Statements. See our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 for additional information regarding our contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. There were no significant changes in our accounting policies since the end of fiscal 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 3, 2010, we had no short-term borrowings. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 3, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California and moved to dismiss the plaintiff’s claims. On three occasions the Court has granted our motion to dismiss the claims and granted limited leave to the plaintiff, joined by several additional named plaintiffs, to amend the complaint. On January 4, 2010, plaintiffs filed a third amended complaint alleging facts similar to those asserted in the prior complaints, limiting the purported class to California and Florida residents, and asserting claims related to negligence, product liability, breach of warranty under federal and state statutes and unfair competition under state statutes. The plaintiffs have also sought leave to amend the complaint to add personal injury claims. We have filed a motion to dismiss the plaintiffs’ remaining claims, which motion is currently pending before the Court. As of April 3, 2010, no accrual had been established with respect to this matter as we believe that the complaint is without merit and we intend to continue to vigorously defend the claims.

We are involved from time to time in various other legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these other matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At April 3, 2010, we have a liability in our consolidated financial statements of $1.6 million with respect to contingent liabilities that we determined to be both probable and reasonably estimable. With respect to these other matters, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2010 through January 30, 2010	—	NA	—
January 31, 2010 through February 27, 2010	—	NA	—
February 28, 2010 through April 3, 2010	—	NA	—
Total	—	NA	—	$206,762

(1)On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250.0 million of our common stock. As of April 3, 2010, the amount remaining under this authorization was $206.8 million. There is no expiration date with respect to this repurchase authority. We may terminate or limit the stock repurchase program at any time. We currently have no plans to repurchase shares under this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5. OTHER INFORMATION

          Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Credit Agreement, dated March 26, 2010, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed March 29, 2010 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: May 12, 2010	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer
(principal executive officer)

	By:	/s/ James C. Raabe
James C. Raabe
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Credit Agreement, dated March 26, 2010, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed March 29, 2010 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith