Form 10-Q
period 2010-07-03
SELECT COMFORT CORP
filed 2010-08-05
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 3, 2010

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
YES ☐ NO ☒

As of July 3, 2010, 55,024,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) July 3, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$39,878	$17,717
Accounts receivable, net of allowance for doubtful accounts of $304 and $379, respectively	4,134	5,094
Inventories	16,436	15,646
Income taxes receivable	3,290	3,893
Prepaid expenses	8,056	5,879
Deferred income taxes	6,867	5,153
Other current assets	231	720
Total current assets	78,892	54,102
Property and equipment, net	33,107	37,682
Deferred income taxes	18,163	19,071
Other assets	4,255	7,385
Total assets	$134,417	$118,240

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,491	$37,538
Customer prepayments	10,953	11,237
Accruals:
Sales returns	2,797	2,885
Compensation and benefits	20,096	15,518
Taxes and withholding	3,910	4,528
Other current liabilities	7,397	7,831
Total current liabilities	80,644	79,537
Non-current liabilities:
Warranty liabilities	4,933	5,286
Capital lease obligations	99	262
Other long-term liabilities	11,171	10,697
Total non-current liabilities	16,203	16,245
Total liabilities	96,847	95,782

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 55,024 and 54,310 shares issued and outstanding, respectively	550	543
Additional paid-in capital	34,003	32,860
Retained earnings (accumulated deficit)	3,017	(10,945)
Total shareholders’ equity	37,570	22,458
Total liabilities and shareholders’ equity	$134,417	$118,240

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited – in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$138,952	$120,647	$296,905	$260,261
Cost of sales	52,487	46,307	112,356	104,137
Gross profit	86,465	74,340	184,549	156,124

Operating expenses:
Sales and marketing	62,981	61,107	133,073	128,420
General and administrative	12,934	11,693	26,083	25,038
Research and development	613	478	1,267	964
Asset impairment charges	—	110	—	488
Total operating expenses	76,528	73,388	160,423	154,910
Operating income	9,937	952	24,126	1,214
Other expense, net	56	1,477	1,776	3,247
Income (loss) before income taxes	9,881	(525)	22,350	(2,033)
Income tax expense	3,679	3,436	8,388	4,623
Net income (loss)	$6,202	$(3,961)	$13,962	$(6,656)

Net income (loss) per share – basic	$0.12	$(0.09)	$0.26	$(0.15)
Weighted-average shares – basic	53,911	44,827	53,763	44,760

Net income (loss) per share – diluted	$0.11	$(0.09)	$0.25	$(0.15)
Weighted-average shares – diluted	55,253	44,827	55,186	44,760

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited – in thousands)

				(Accumulated Deficit)/ Retained Earnings
			Additional Paid-In Capital
	Common Stock
	Shares	Amount			Total
Balance at January 2, 2010	54,310	$543	$32,860	$(10,945)	$22,458
Exercise of common stock options	512	5	115	—	120
Tax benefit from stock-based compensation	—	—	899	—	899
Stock-based compensation	363	4	1,487	—	1,491
Repurchases of common stock	(161)	(2)	(1,358)	—	(1,360)
Net income	—	—	—	13,962	13,962
Balance at July 3, 2010	55,024	$550	$34,003	$3,017	$37,570

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income (loss)	$13,962	$(6,656)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,139	9,734
Stock-based compensation	1,491	1,827
Disposals and impairments of assets	(2)	485
Excess tax benefits from stock-based compensation	(901)	—
Deferred income taxes	(1,363)	7,707
Changes in operating assets and liabilities:
Accounts receivable	960	660
Inventories	(790)	2,969
Income taxes receivable	2,059	22,168
Prepaid expenses and other assets	33	(1,662)
Accounts payable	(1,126)	889
Customer prepayments	(284)	(1,130)
Accrued sales returns	(88)	(383)
Accrued compensation and benefits	4,578	522
Accrued taxes and withholding	(618)	135
Warranty liabilities	(96)	(437)
Other accruals and liabilities	(1)	(1,256)
Net cash provided by operating activities	25,953	35,572

Cash flows from investing activities:
Purchases of property and equipment	(1,744)	(1,949)
Proceeds from sales of property and equipment	3	15
Net cash used in investing activities	(1,741)	(1,934)

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,573)	(42,320)
Repurchases of common stock	(1,360)	—
Proceeds from issuance of common stock	120	96
Excess tax benefits from stock-based compensation	901	—
Debt issuance costs	(139)	—
Net cash used in financing activities	(2,051)	(42,224)

Increase (decrease) in cash and cash equivalents	22,161	(8,586)
Cash and cash equivalents, at beginning of period	17,717	13,057
Cash and cash equivalents, at end of period	$39,878	$4,471

See accompanying notes to condensed consolidated financial statements.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended July 3, 2010 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of July 3, 2010, and January 2, 2010 and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

Fair Value

Cash and cash equivalents – The carrying value approximates fair value due to the short maturity of these instruments.

2. Inventories

Inventories consisted of the following (in thousands):

	July 3, 2010	January 2, 2010
Raw materials	$3,679	$3,257
Work in progress	68	102
Finished goods	12,689	12,287
	$16,436	$15,646

3. Debt

Credit Agreement

On March 26, 2010, we entered into a new credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association and terminated our prior credit agreement. The Credit Agreement provides a $20.0 million secured revolving credit facility for working capital and general corporate purposes, including up to $10.0 million available for issuances of letters of credit. Outstanding letters of credit reduce the amounts available under this credit facility. The Credit Agreement expires on July 1, 2012.

The borrowings under the Credit Agreement will, at our request, be classified as either LIBOR Loans or ABR Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect plus 3.00%, or (ii) with respect to ABR Loans, the Adjusted Base Rate (as defined in the Credit Agreement) then in effect plus 0.50%. We are subject to certain financial covenants under the Credit Agreement, including minimum fixed charge coverage ratios, maximum capital expenditure limits, minimum net worth requirements, and maintenance of an aggregate principal balance of zero under the Credit Agreement for a period of not less than 30 consecutive days in each fiscal year. The Credit Agreement is secured by a first priority security interest in our assets and those of our domestic subsidiaries.

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

At July 3, 2010, $15.7 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. At January 2, 2010, $35.5 million was available under the prior credit facility, we had no borrowings and we were in compliance with all financial covenants. As of July 3, 2010, and January 2, 2010, we had outstanding letters of credit of $4.3 million and $4.5 million, respectively.

Capital Lease Obligations

We had outstanding capital lease obligations of $0.4 million and $0.8 million at July 3, 2010, and January 2, 2010, respectively. At July 3, 2010, and January 2, 2010, $0.3 million and $0.5 million, respectively, were included in other current liabilities and $0.1 million and $0.3 million, respectively, were included in capital lease obligations in non-current liabilities in our condensed consolidated balance sheets.

4. Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board of Directors. Stock-based compensation awards are generally granted annually. We have awarded stock options and restricted stock, either of which can be performance based, under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized ratably over the vesting period of each grant, which is generally four years. Stock-based compensation expense for the three months ended July 3, 2010, and July 4, 2009, was $0.7 million and $0.8 million, respectively. Stock-based compensation expense for the six months ended July 3, 2010, and July 4, 2009, was $1.5 million and $1.8 million, respectively.

Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three and six months ended July 3, 2010, our contributions, net of forfeitures, were $0.3 million and $0.3 million, respectively. There were no contributions during the first six months of 2009.

5. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Interest expense	$70	$1,408	$680	$3,192
Interest income	(14)	—	(18)	(14)
Write-off unamortized debt cost	—	69	1,114	69
Other expense, net	$56	$1,477	$1,776	$3,247

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Income Taxes

Income tax expense was $3.7 million and $8.4 million for the three and six months ended July 3, 2010, respectively, compared with $3.4 million and $4.6 million for the same period one year ago. The effective tax rates for the three and six months ended July 3, 2010 was 37.2% and 37.5%, respectively, compared with a negative 654.5% and 227.4% for the same periods one year ago. The effective tax rate for the three and six months ended July 4, 2009 reflected an increase in our deferred tax valuation allowance due to uncertainty regarding future taxable income. The uncertainty was resolved and the valuation allowance reversed in the fourth quarter of 2009.

Unrecognized Tax Benefits

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded liability for unrecognized tax benefits during the six months ended July 3, 2010.

7. Net Income (Loss) per Common Share

The following computations reconcile net income (loss) per share – basic with net income (loss) per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income (loss)	$6,202	$(3,961)	$13,962	$(6,656)

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	53,911	44,827	53,763	44,760
Effect of dilutive securities:
Options	903	—	971	—
Restricted shares	439	—	452	—

Diluted weighted-average shares outstanding	55,253	44,827	55,186	44,760

Net income (loss) per share – basic	$0.12	$(0.09)	$0.26	$(0.15)
Net income (loss) per share – diluted	$0.11	$(0.09)	$0.25	$(0.15)

We excluded potentially dilutive stock options totaling 2.5 million and 2.5 million for the three and six months ended July 3, 2010, respectively, and 5.0 million and 5.5 million for the three and six months ended July 4, 2009, respectively, from our diluted net income (loss) per share calculations because these securities’ exercise prices were greater than the average market price of our common shares.

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

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Commitments and Contingencies

Sales Returns

The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period, and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

The activity in the sales returns liability account was as follows (in thousands):

	July 3, 2010	July 4, 2009
Balance at beginning of year	$2,885	$2,744
Additions that reduce net sales	14,784	12,450
Deductions from reserves	(14,872)	(12,833)
Balance at end of period	$2,797	$2,361

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

	July 3, 2010	July 4, 2009
Balance at beginning of year	$7,143	$8,049
Additions charged to costs and expenses for current-year sales	1,753	2,491
Deductions from reserves	(2,149)	(3,045)
Changes in liability for pre-existing warranties during the current year, including expirations	300	117
Balance at end of period	$7,047	$7,612

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

GE Money Bank Agreement

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As a result of not being in compliance with the financial covenants in 2008, 2009 and in the first quarter of 2010, we were required to provide GE Money Bank with a $1.3 million letter of credit. The letter of credit covers the risk to GE Money Bank for sales returns and warranty claims should we be unable to satisfy these claims, and will remain outstanding until such time as we are in compliance with the financial covenants for three consecutive quarters. GE Money Bank may draw on this letter of credit by certifying that we have failed to fund any amounts due under the GE Agreement. At July 3, 2010 we were in compliance with all financial covenants.

Under the terms of the GE Agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Legal Proceedings

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California and moved to dismiss the plaintiff’s claims. On three occasions the Court has granted our motion to dismiss the claims and granted limited leave to the plaintiff, joined by several additional named plaintiffs, to amend the complaint. On January 4, 2010, plaintiffs filed a third amended complaint alleging facts similar to those asserted in the prior complaints, limiting the purported class to California and Florida residents, and asserting claims related to negligence, product liability, breach of warranty under federal and state statutes and unfair competition under state statutes. The plaintiffs also sought leave to amend the complaint to add personal injury claims. On July 21, 2010 the Court granted our motion to dismiss the claims and dismissed all class claims with prejudice. As of July 3, 2010, no accrual had been established with respect to this matter as we believe that the claims asserted by the plaintiffs are without merit and we intend to continue to vigorously defend the claims.

We are involved from time to time in various other legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these other matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At July 3, 2010, our consolidated financial statements reflect contingent liabilities of $1.6 million related to the insolvency of an entity with which we previously had a business relationship. With respect to these other matters, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

9. Subsequent Events

Events that have occurred subsequent to July 3, 2010 have been evaluated through the date we filed this Quarterly Report on Form 10-Q with the SEC. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of or for the six months ended July 3, 2010.

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

Results of Operations

Quarterly and Annual Results

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, the timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, the timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, the timing of promotional offerings, competitive factors, changes in commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail and bedding industry sales, timing of QVC shows, consumer confidence and general economic conditions. As a result, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights and Outlook

Key financial highlights for the three months ended July 3, 2010 were as follows:

•	Net income totaled $6.2 million, or $0.11 per diluted share, compared with a net loss of $4.0 million, or ($0.09) per diluted share, for the same period one year ago.

•

Net sales increased 15% to $139.0 million, compared with $120.6 million for the same period one year ago, primarily due to a 28% comparable-store sales increase in our company-owned retail stores, partially offset by a reduction in our store base.

•

Operating income improved to $9.9 million, or 7.2% of net sales, for the three months ended July 3, 2010, compared with $1.0 million, or 0.8% of net sales, for the same period one year ago. The operating income improvement was driven by strong comparable-store sales growth and significant actions taken to improve our profitability, including efficiency enhancements and expense reductions.

•

Cash from operating activities totaled $26.0 million for the six months ended July 3, 2010, compared with $35.6 million for the same period one year ago. Operating cash flows for the first six months of 2009 included a $25.8 million refund of income taxes.

•	As of July 3, 2010, cash and cash equivalents totaled $39.9 million and we had no borrowings under our revolving credit facility.

•

For the balance of 2010 we remain cautious regarding macroeconomic trends. We expect to continue to generate positive comparable-store sales for the remainder of 2010, although we anticipate that the rate of growth will slow as comparisons with the prior year become more difficult. During the last six months of 2010, we plan to selectively invest in key initiatives and incur incremental expenses that are expected to drive long-term growth.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
Net sales	$139.0	100.0%	$120.6	100.0%	$296.9	100.0%	$260.3	100.0%
Cost of sales	52.5	37.8%	46.3	38.4%	112.4	37.8%	104.1	40.0%
Gross profit	86.5	62.2%	74.3	61.6%	184.5	62.2%	156.1	60.0%

Operating expenses:
Sales and marketing	63.0	45.3%	61.1	50.6%	133.1	44.8%	128.4	49.3%
General and administrative	12.9	9.3%	11.7	9.7%	26.1	8.8%	25.0	9.6%
Research and development	0.6	0.4%	0.5	0.4%	1.3	0.4%	1.0	0.4%
Asset impairment charges	0.0	0.0%	0.1	0.1%	0.0	0.0%	0.5	0.2%
Total operating expenses	76.5	55.1%	73.4	60.8%	160.4	54.0%	154.9	59.5%
Operating income	9.9	7.2%	1.0	0.8%	24.1	8.1%	1.2	0.5%
Other expense, net	0.1	0.0%	1.5	1.2%	1.8	0.6%	3.2	1.2%
Income (loss) before income taxes	9.9	7.1%	(0.5)	(0.4%)	22.4	7.5%	(2.0)	(0.8%)
Income tax expense	3.7	2.6%	3.4	2.8%	8.4	2.8%	4.6	1.8%
Net income (loss)	$6.2	4.5%	$(4.0)	(3.3%)	$14.0	4.7%	$(6.7)	(2.6%)

Net income (loss) per share:
Basic	$0.12	$(0.09)	$0.26	$(0.15)
Diluted	$0.11	$(0.09)	$0.25	$(0.15)
Weighted-average number of common shares:
Basic	53.9	44.8	53.8	44.8
Diluted	55.3	44.8	55.2	44.8

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Percent of net sales:
Retail	82.3%	78.9%	82.9%	79.0%
Direct and E-Commerce	11.7%	12.7%	11.7%	12.0%
Wholesale	6.0%	8.4%	5.4%	9.0%
Total	100.0%	100.0%	100.0%	100.0%

The components of total sales growth, including comparable-store sales changes, were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales change rates:
Retail same-store sales	28%	(11%)	29%	(13%)
Direct and E-Commerce	6%	(32%)	11%	(33%)
Company-controlled same-store sales change	25%	(15%)	25%	(16%)
Net closed stores/other	(7%)	(4%)	(6%)	(3%)
Total company-controlled channels	18%	(19%)	19%	(19%)
Wholesale	(18%)	(38%)	(31%)	(16%)
Total net sales change	15%	(21%)	14%	(19%)

The numbers of company-owned retail stores and independently owned and operated retail partner stores was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Company-owned retail stores:
Beginning of period	399	441	403	471
Opened	—	—	—	—
Closed	(4)	(21)	(8)	(51)
End of period	395	420	395	420
Retail partner doors(1)	148	850	148	850

(1) In August 2009, we announced our decision to discontinue distribution through non-company owned mattress retailers in the contiguous United States.

Comparison of Three Months Ended July 3, 2010 with Three Months Ended July 4, 2009

Net sales

Net sales increased 15% to $139.0 million for the three months ended July 3, 2010, compared with $120.6 million for the same period one year ago. The sales increase was driven by a 28% comparable-store sales increase in our company-owned retail stores and a 6% increase in our direct and E-Commerce channel sales. These increases were partially offset by the decrease in sales resulting from the year-over-year decline in the number of retail stores we operated and a decrease in wholesale channel sales due in large part to our decision in the second half of 2009 to discontinue distribution through retail partners operating approximately 700 stores in the contiguous United States, and the timing of QVC shows. Total sales of mattress units increased 12% compared to the same period one year ago, with mattress units in company-owned distribution channels increasing by 17%. Sales of other products and services increased by 34%.

The $18.3 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $24.6 million net increase in sales from our company-owned comparable retail stores, partially offset by a $5.4 million decrease resulting from the net decline in the number of stores we operated; (ii) a $1.8 million decrease in wholesale channel sales; and (iii) a $0.9 million increase in direct and E-Commerce channel sales.

Gross profit

The gross profit rate improved to 62.2% of net sales for the three months ended July 3, 2010, compared with 61.6% for the prior year period. Approximately 1.0 percentage point (“ppt.”) of the gross profit rate improvement was due to manufacturing efficiencies, including material cost reductions. Approximately 0.5 ppt. of the gross profit rate improvement was due to an increase in the percentage of net sales from our higher margin company-controlled distribution channels. In addition, leverage from the higher sales volume reduced manufacturing and logistics costs as a percentage of net sales resulting in a 0.4 ppt. improvement in the gross profit rate compared with the same period one year ago. These improvements were partially offset by an increase in promotional costs to generate customer traffic and drive sales, and increased performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended July 3, 2010 increased 3% to $63.0 million, or 45.3% of net sales, compared with $61.1 million, or 50.6% of net sales, for the same period one year ago. The $1.9 million increase was primarily due to a $2.2 million, or 16%, increase in media spending and an increase in variable selling expenses due to the higher sales volume, partially offset by a decrease in expenses resulting from the reduction in our store base. The sales and marketing expense rate declined 5.3 ppt. compared to the same period one year ago due to the leveraging impact of the 15% net sales increase and cost reduction initiatives, including expense savings from store closures.

General and administrative expenses
General and administrative (“G&A”) expenses increased to $12.9 million, or 9.3% of net sales, for the three months ended July 3, 2010, compared with $11.7 million, or 9.7% of net sales, for the same period one year ago. The $1.2 million increase in G&A was primarily due to increased performance-based compensation resulting from our strong year-to-date financial results, partially offset by various discretionary cost reductions.

Research and development expenses
Research and development (“R&D”) expenses increased to $0.6 million for the second quarter of 2010, compared with $0.5 million for the same period one year ago. R&D expenses in the current period were 0.4% of net sales, consistent with the prior year.

Asset impairment charges
During the three months ended July 3, 2010, we recognized no asset impairment charges as our quarterly evaluation indicated that the carrying values of our long-lived assets were fully recoverable. During the three months ended July 4, 2009, we recognized impairment charges of $0.1 million related to assets at one store expected to close prior to its normal lease termination date, and certain equipment and software.

Other expense, net
Other expense, net was $0.1 million for the three months ended July 3, 2010, compared with $1.5 million for the same period one year ago. The $1.4 million decrease in other expense, net was due to lower interest expense resulting from having no borrowings under our revolving credit facility during 2010.

Income tax expense
Income tax expense was $3.7 million for the three months ended July 3, 2010, compared with $3.4 million for the same period one year ago. The effective tax rate for the three months ended July 3, 2010 was 37.2% compared with a negative 654.5% for the same period one year ago. The effective tax rate for the three months ended July 4, 2009 reflected an increase in our deferred tax valuation allowance due to uncertainty regarding future taxable income. The uncertainty was resolved and the valuation allowance reversed in the fourth quarter of 2009.

Comparison of Six Months Ended July 3, 2010 with Six Months Ended July 4, 2009

Net sales

Net sales increased 14% to $296.9 million for the six months ended July 3, 2010, compared with $260.3 million for the same period one year ago. The sales increase was due to a 29% comparable-store sales increase in our company-owned retail stores and an 11% increase in our direct and E-Commerce channel sales. These increases were partially offset by a year-over-year decline in sales due to a reduction in the number of retail stores we operated and a decrease in wholesale channel sales due in large part to our decision in the second half of 2009 to discontinue distribution through retail partners operating approximately 700 stores in the contiguous United States. Total sales of mattress units increased 5% compared to the same period one year ago. Sales of other products and services increased by 27%.

The $36.6 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $54.2 million net increase in sales from our company-owned comparable retail stores, partially offset by a $13.7 million decrease resulting from the net decline in the number of stores we operated; (ii) a $3.4 million increase in direct and E-Commerce channel sales; and (iii) a $7.3 million decrease in wholesale channel sales.

Gross profit

The gross profit rate improved to 62.2% of net sales for the six months ended July 3, 2010, compared with 60.0% for the prior year period. Approximately 1.7 ppt. of the gross profit rate improvement was due to logistics and manufacturing efficiencies, including material cost reductions. Approximately 0.7 ppt. of the gross profit rate improvement was due to an increase in the percentage of net sales from our higher margin company-controlled distribution channels. In addition, leverage from the higher sales volume reduced manufacturing and logistics costs as a percentage of net sales resulting in a 0.4 ppt. improvement in the gross profit rate compared with the same period one year ago. These improvements were partially offset by an increase in promotional costs to generate customer traffic and drive sales, and increased performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the six months ended July 3, 2010 increased 4% to $133.1 million, or 44.8% of net sales, compared with $128.4 million, or 49.3% of net sales, for the same period one year ago. The $4.7 million increase was primarily due to a $4.6 million, or 16%, increase in media spending and an increase in variable selling expenses due to the higher sales volume, partially offset by a decrease in expenses resulting from the reduction in our store base. The sales and marketing expense rate declined 4.5 ppt. compared to the same period one year ago due to the leveraging impact of the 14% net sales increase and cost reduction initiatives, including the expense savings from store closures.

General and administrative expenses
General and administrative expenses increased to $26.1 million, or 8.8% of net sales, for the six months ended July 3, 2010, compared with $25.0 million, or 9.6% of net sales, for the same period one year ago. The $1.0 million increase was due to increased performance-based incentive compensation resulting from our strong financial results during the first six months of 2010, partially offset by various cost reduction initiatives and the absence of severance and strategic consulting expenses incurred during the same period last year. The G&A expense rate decreased by 0.8 ppt. for the six months ended July 3, 2010, compared with the same period one year ago, primarily due to the leveraging impact of the 14% net sales increase.

Research and development expenses
Research and development expenses increased to $1.3 million for the six months ended July 3, 2010, compared with $1.0 million for the same period one year ago. R&D expenses in the current period were 0.4% of net sales, consistent with the prior year.

Asset impairment charges
During the six months ended July 3, 2010, we recognized no asset impairment charges as our quarterly evaluations indicated that the carrying values of our long-lived assets were fully recoverable. During the six months ended July 4, 2009, we recognized impairment charges of $0.5 million related to assets at stores expected to close prior to their normal lease termination dates, and certain equipment and software.

Other expense, net
Other expense, net was $1.8 million for the six months ended July 3, 2010, compared with $3.2 million for the same period one year ago. The $1.5 million decrease in other expense, net was primarily due to (i) reduced interest expense resulting from a lower average debt balance in the current period as we had no borrowing under our revolving credit facility during 2010, partially offset by (ii) a $1.1 million write-off of unamortized debt costs during the first quarter of 2010 as we entered into a new credit agreement on March 26, 2010 and terminated our prior credit agreement.

Income tax expense
Income tax expense was $8.4 million for the six months ended July 3, 2010, compared with $4.6 million for the same period one year ago. The effective tax rate for the six months ended July 3, 2010 was 37.5% compared with a negative 227.4% for the same period one year ago. The effective tax rate for the six months ended July 4, 2009 reflected an increase in our deferred tax valuation allowance due to uncertainty regarding future taxable income. The uncertainty was resolved and the valuation allowance reversed in the fourth quarter of 2009.

Liquidity and Capital Resources

As of July 3, 2010, we had cash and cash equivalents of $39.9 million compared with $17.7 million as of January 2, 2010. The $22.2 million increase in cash and cash equivalents was primarily due to $26.0 million of cash provided by operating activities partially offset by a $1.7 million investment in property and equipment, and $2.1 million used in financing activities. Our current ratio (currents assets divided by current liabilities) was 1.0 at July 3, 2010 compared with 0.7 at January 2, 2010 and 0.3 at July 4, 2009.

The following table summarizes our cash flows for the six months ended July 3, 2010, and July 4, 2009 (dollars in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	July 3, 2010	July 4, 2009
Total cash provided by (used in):
Operating activities	$26.0	$35.6
Investing activities	(1.7)	(1.9)
Financing activities	(2.1)	(42.2)
Increase (decrease) in cash and cash equivalents	$22.2	$(8.6)

Cash provided by operating activities for the six months ended July 3, 2010 was $26.0 million compared with $35.6 million for the six months ended July 4, 2009. Operating cash flows for the six months ended July 4, 2009 included a $25.8 million income tax refund associated with the carryback of our 2008 pre-tax loss. The remaining $16.2 million year-over-year increase in cash from operating activities was comprised of a $20.6 million improvement in our net income (loss) compared with the same period one year ago and a $8.0 million increase in cash from changes in operating assets and liabilities, partially offset by a $12.4 million decrease in adjustments to reconcile net income (loss) to net cash provided by operating activities. Changes in operating assets and liabilities included a current year increase in accrued compensation and benefits due to higher incentive compensation resulting from the strong financial performance in the first six months of 2010, a current-year decrease in prepaid expenses and other assets compared with an increase in the prior year (prior year included increased prepaid rent and prepaid advertising), a current year increase in inventories to support the higher sales volume, and a current year decrease in accounts payable compared with an increase in the prior year primarily due to the timing of vendor payments.

Investing activities for the six months ended July 3, 2010 included a $1.7 million investment in property and equipment, compared with $1.9 million for the same period one year ago. We did not open any new retail stores during the first six months of 2010 or 2009. Capital expenditures are projected to be approximately $15.0 million in 2010 compared with $2.5 million in 2009. We expect to end fiscal 2010 with between 380 and 390 stores.

Net cash used in financing activities was $2.1 million for the six months ended July 3, 2010, compared with $42.2 million for the same period one year ago. The $40.2 million decrease in cash used in financing activities was primarily due to a $42.3 million prior-year net decrease in short-term borrowings, compared with a $1.6 million net decrease in short-term borrowings for the six months ended July 3, 2010. As of January 2, 2010 and July 3, 2010 we had no borrowings under our line of credit compared with $43.8 million at July 4, 2009. Book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings.

As of July 3, 2010, the remaining authorization under our stock repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares. We currently have no plans to repurchase our common stock.

On March 26, 2010, we entered into a new credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association and terminated our prior credit agreement. The Credit Agreement provides a $20.0 million secured revolving credit facility for working capital and general corporate purposes, including up to $10.0 million available for issuances of letters of credit. Outstanding letters of credit reduce the amounts available under this credit facility. The Credit Agreement expires on July 1, 2012.

The borrowings under the Credit Agreement will, at our request, be classified as either LIBOR Loans or ABR Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect plus 3.00%, or (ii) with respect to ABR Loans, the Adjusted Base Rate (as defined in the Credit Agreement) then in effect plus 0.50%. We are subject to certain financial covenants under the Credit Agreement, including minimum fixed charge coverage ratios, maximum capital expenditure limits, minimum net worth requirements, and maintenance of an aggregate principal balance of zero under the Credit Agreement for a period of not less than 30 consecutive days in each fiscal year. The Credit Agreement is secured by a first priority security interest in our assets and those of our domestic subsidiaries.

At July 3, 2010, $15.7 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. At January 2, 2010, $35.5 million was available under the prior credit facility, we had no borrowings, and we were in compliance with all financial covenants. As of July 3, 2010, and January 2, 2010, we had outstanding letters of credit of $4.3 million and $4.5 million, respectively.

Cash generated from operations and available under our credit facility is expected to provide sufficient operating liquidity and funding for capital expenditures for the foreseeable future. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As a result of not being in compliance with the financial covenants in 2008, 2009 and in the first quarter of 2010, we were required to provide GE Money Bank with a $1.3 million letter of credit. The letter of credit covers the risk to GE Money Bank for sales returns and warranty claims should we be unable to satisfy these claims, and will remain outstanding until such time as we are in compliance with the financial covenants for three consecutive quarters. GE Money Bank may draw on this letter of credit by certifying that we have failed to fund any amounts due under the GE Agreement. At July 3, 2010 we were in compliance with all financial covenants.

Under the terms of the GE Agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases and $4.3 million of outstanding letters of credit, we do not have any off-balance-sheet financing. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of July 3, 2010, we are not involved in any unconsolidated special purpose entity transactions.

There has been no material change in our contractual obligations since the end of fiscal 2009. See Note 3, Debt, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement and capital lease obligations. See our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 for additional information regarding our other contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At July 3, 2010, we had no short-term borrowings. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California and moved to dismiss the plaintiff’s claims. On three occasions the Court has granted our motion to dismiss the claims and granted limited leave to the plaintiff, joined by several additional named plaintiffs, to amend the complaint. On January 4, 2010, plaintiffs filed a third amended complaint alleging facts similar to those asserted in the prior complaints, limiting the purported class to California and Florida residents, and asserting claims related to negligence, product liability, breach of warranty under federal and state statutes and unfair competition under state statutes. The plaintiffs also sought leave to amend the complaint to add personal injury claims. On July 21, 2010 the Court granted our motion to dismiss the claims and dismissed all class claims with prejudice. As of July 3, 2010, no accrual had been established with respect to this matter as we believe that the claims asserted by the plaintiffs are without merit and we intend to continue to vigorously defend the claims.

We are involved from time to time in various other legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these other matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At July 3, 2010, our consolidated financial statements reflect contingent liabilities of $1.6 million related to the insolvency of an entity with which we previously had a business relationship. With respect to these other matters, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
(in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2010 through May 1, 2010	—	NA	—
May 2, 2010 through May 29, 2010	—	NA	—
May 30, 2010 through July 3, 2010	—	NA	—
Total	—	NA	—	$206,762

(1) On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250.0 million of our common stock. As of July 3, 2010, the amount remaining under this authorization was $206.8 million. There is no expiration date with respect to this repurchase authority. We may terminate or limit the stock repurchase program at any time. We currently have no plans to repurchase shares under this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4. RESERVED

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

SELECT COMFORT CORPORATION
(Registrant)

Dated: August 5, 2010	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer
(principal executive officer)

	By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

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