Form 10-Q
period 2010-10-02
SELECT COMFORT CORP
filed 2010-11-03
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 2, 2010

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
YES ☐  NO ☒

As of October 2, 2010, 55,415,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) October 2, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$82,416	$17,717
Accounts receivable, net of allowance for doubtful accounts of $337 and $379, respectively	2,853	5,094
Inventories	16,266	15,646
Income taxes receivable	—	3,893
Prepaid expenses	4,602	5,879
Deferred income taxes	7,109	5,153
Other current assets	862	720
Total current assets	114,108	54,102
Property and equipment, net	32,936	37,682
Deferred income taxes	17,445	19,071
Other assets	3,958	7,385
Total assets	$168,447	$118,240

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,426	$37,538
Customer prepayments	10,886	11,237
Accruals:
Sales returns	3,880	2,885
Compensation and benefits	23,262	15,518
Taxes and withholding	8,804	4,528
Other current liabilities	11,353	7,831
Total current liabilities	102,611	79,537
Non-current liabilities:
Warranty liabilities	4,904	5,286
Capital lease obligations	239	262
Other long-term liabilities	10,981	10,697
Total non-current liabilities	16,124	16,245
Total liabilities	118,735	95,782

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 55,415 and 54,310 shares issued and outstanding, respectively	554	543
Additional paid-in capital	35,653	32,860
Retained earnings (accumulated deficit)	13,505	(10,945)
Total shareholders’ equity	49,712	22,458
Total liabilities and shareholders’ equity	$168,447	$118,240

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited – in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$160,103	$147,470	$457,008	$407,731
Cost of sales	60,114	53,915	172,470	158,052
Gross profit	99,989	93,555	284,538	249,679

Operating expenses:
Sales and marketing	68,252	65,997	201,325	194,417
General and administrative	14,286	11,818	40,369	36,856
Research and development	454	436	1,721	1,400
Asset impairment charges	217	—	217	488
Terminated equity financing charges	—	3,324	—	3,324
Total operating expenses	83,209	81,575	243,632	236,485
Operating income	16,780	11,980	40,906	13,194
Other expense, net	50	1,704	1,826	4,951
Income before income taxes	16,730	10,276	39,080	8,243
Income tax expense	6,242	3,377	14,630	8,000
Net income	$10,488	$6,899	$24,450	$243

Net income per share – basic	$0.19	$0.15	$0.45	$0.01
Weighted-average shares – basic	54,129	44,830	53,885	44,783

Net income per share – diluted	$0.19	$0.15	$0.44	$0.01
Weighted-average shares – diluted	55,243	45,633	55,199	45,089

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited – in thousands)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit)/ Retained Earnings	Total
	Shares	Amount
Balance at January 2, 2010	54,310	$543	$32,860	$(10,945)	$22,458
Exercise of common stock options	911	9	850	—	859
Tax benefit from stock-based compensation	—	—	557	—	557
Stock-based compensation	357	4	2,757	—	2,761
Repurchases of common stock	(163)	(2)	(1,371)	—	(1,373)
Net income	—	—	—	24,450	24,450
Balance at October 2, 2010	55,415	$554	$35,653	$13,505	$49,712

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income	$24,450	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,313	15,310
Stock-based compensation	2,761	2,540
Disposals and impairments of assets	213	485
Excess tax benefits from stock-based compensation	(1,298)	—
Deferred income taxes	(1,757)	7,707
Changes in operating assets and liabilities:
Accounts receivable	2,241	2,346
Inventories	(620)	3,184
Income taxes	8,657	25,003
Prepaid expenses and other assets	3,293	(6,756)
Accounts payable	5,785	3,256
Customer prepayments	(351)	(1,083)
Accrued sales returns	995	239
Accrued compensation and benefits	7,744	(139)
Other taxes and withholding	1,496	1,501
Warranty liabilities	(137)	(749)
Other accruals and liabilities	3,673	(84)
Net cash provided by operating activities	68,458	53,003

Cash flows from investing activities:
Purchases of property and equipment	(3,521)	(2,040)
Proceeds from sales of property and equipment	10	15
Net cash used in investing activities	(3,511)	(2,025)

Cash flows from financing activities:
Net decrease in short-term borrowings	(889)	(59,322)
Repurchases of common stock	(1,373)	—
Proceeds from issuance of common stock	859	83
Excess tax benefits from stock-based compensation	1,298	—
Debt issuance costs	(143)	—
Net cash used in financing activities	(248)	(59,239)

Increase (decrease) in cash and cash equivalents	64,699	(8,261)
Cash and cash equivalents, at beginning of period	17,717	13,057
Cash and cash equivalents, at end of period	$82,416	$4,796

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended October 2, 2010 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of October 2, 2010, and January 2, 2010 and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

Fair Value

Cash and cash equivalents – The carrying value approximates fair value due to the short maturity of these instruments.

2. Inventories

Inventories consisted of the following (in thousands):

	October 2, 2010	January 2, 2010
Raw materials	$2,942	$3,257
Work in progress	63	102
Finished goods	13,261	12,287
	$16,266	$15,646

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

Any borrowings under the Credit Agreement will, at our request, be classified as either LIBOR Loans or ABR Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect plus 3.00%, or (ii) with respect to ABR Loans, the Adjusted Base Rate (as defined in the Credit Agreement) then in effect plus 0.50%. We are subject to certain financial covenants under the Credit Agreement, including minimum fixed charge coverage ratios, maximum capital expenditure limits, minimum net worth requirements, and maintenance of an aggregate principal balance of zero under the Credit Agreement for a period of not less than 30 consecutive days in each fiscal year. The Credit Agreement is secured by a first priority security interest in our assets and those of our domestic subsidiaries.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - (continued)
(unaudited)

At October 2, 2010, $15.7 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. At January 2, 2010, $35.5 million was available under the prior credit facility, we had no borrowings and we were in compliance with all financial covenants. As of October 2, 2010, and January 2, 2010, we had outstanding letters of credit of $4.3 million and $4.5 million, respectively.

Capital Lease Obligations

We entered into capital leases totaling $0.3 million for certain computer equipment for both the three and nine months ended October 2, 2010. We had outstanding capital lease obligations of $0.7 million and $0.8 million at October 2, 2010, and January 2, 2010, respectively. At October 2, 2010, and January 2, 2010, $0.5 million and $0.5 million, respectively, were included in other current liabilities and $0.2 million and $0.3 million, respectively, were included in capital lease obligations in non-current liabilities in our condensed consolidated balance sheets.

4. Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board of Directors. Stock-based compensation awards are generally granted annually. We have awarded stock options and restricted stock, either of which can be performance based, under these plans. Stock-based compensation expense is determined based on the grant-date fair value and is recognized ratably over the vesting period of each grant, which is generally four years. Stock-based compensation expense for the three months ended October 2, 2010, and October 3, 2009, was $1.3 million and $0.7 million, respectively. Stock-based compensation expense for the nine months ended October 2, 2010, and October 3, 2009, was $2.8 million and $2.5 million, respectively.

Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three and nine months ended October 2, 2010, our contributions, net of forfeitures, were $0.3 million and $0.7 million, respectively. There were no contributions during the first nine months of 2009.

5. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Interest expense	$69	$1,533	$749	$4,725
Interest income	(19)	(2)	(37)	(16)
Write-off unamortized debt cost	—	173	1,114	242
Other expense, net	$50	$1,704	$1,826	$4,951

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - (continued)
(unaudited)

6. Income Taxes

Income tax expense was $6.2 million and $14.6 million for the three and nine months ended October 2, 2010, respectively, compared with $3.4 million and $8.0 million for the same periods one year ago. The effective tax rates for the three and nine months ended October 2, 2010 were 37.3% and 37.4%, respectively, compared with 32.9% and 97.1%, respectively, for the same periods one year ago. The effective tax rate for the three and nine months ended October 3, 2009 reflected changes in our deferred tax valuation allowance due to uncertainty regarding future taxable income. The uncertainty was resolved and the valuation allowance reversed in the fourth quarter of 2009.

Unrecognized Tax Benefits

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded liability for unrecognized tax benefits during the nine months ended October 2, 2010.

7. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income	$10,488	$6,899	$24,450	$243

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	54,129	44,830	53,885	44,783
Effect of dilutive securities:
Options	682	378	870	64
Restricted shares	432	425	444	242

Diluted weighted-average shares outstanding	55,243	45,633	55,199	45,089

Net income per share – basic	$0.19	$0.15	$0.45	$0.01
Net income per share – diluted	$0.19	$0.15	$0.44	$0.01

We excluded potentially dilutive stock options totaling 2.5 million and 2.5 million for the three and nine months ended October 2, 2010, respectively, and 3.6 million and 5.3 million for the three and nine months ended October 3, 2009, respectively, from our diluted net income per share calculations because these securities’ exercise prices were greater than the average market price of our common stock.

Index

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

The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009
Balance at beginning of year	$2,885	$2,744
Additions that reduce net sales	22,620	19,314
Deductions from reserves	(21,625)	(19,075)
Balance at end of period	$3,880	$2,983

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

	Nine Months Ended
	October 2, 2010	October 3, 2009
Balance at beginning of year	$7,143	$8,049
Additions charged to costs and expenses for current-year sales	2,859	3,470
Deductions from reserves	(3,329)	(4,525)
Changes in liability for pre-existing warranties during the current year, including expirations	333	306
Balance at end of period	$7,006	$7,300

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - (continued)
(unaudited)

GE Money Bank Agreement

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As a result of not being in compliance with the financial covenants in 2008, 2009 and in the first quarter of 2010, we were required to provide GE Money Bank with a $1.3 million letter of credit. The letter of credit covers the risk to GE Money Bank for sales returns and warranty claims should we be unable to satisfy these claims, and will remain outstanding until such time as we are in compliance with the financial covenants for three consecutive quarters. GE Money Bank may draw on this letter of credit by certifying that we have failed to fund any amounts due under the GE Agreement. As of October 2, 2010 we have been in compliance with all financial covenants for two consecutive quarters.

Under the terms of the GE Agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Legal Proceedings

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California and moved to dismiss the plaintiff’s claims. On three occasions the Court has granted our motion to dismiss the claims and granted limited leave to the plaintiff, joined by several additional named plaintiffs, to amend the complaint. On July 21, 2010, in response to the plaintiffs’ most recent amended complaint, the Court granted our motion to dismiss the claims and dismissed all class claims with no further opportunity to amend. As of October 2, 2010, no accrual had been established with respect to this matter as we believe that the claims asserted by the plaintiffs are without merit.

We are involved from time to time in various other legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these other matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At October 2, 2010, our consolidated financial statements include reserves of $1.6 million with respect to contingent liabilities that we determined to be both probable and reasonably estimable. With respect to these other matters, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

9. Subsequent Events

Events that have occurred subsequent to October 2, 2010 have been evaluated through the date we filed this Quarterly Report on Form 10-Q with the SEC. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of or for the nine months ended October 2, 2010.

Index

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

Index

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

Index

Highlights and Outlook

Key financial highlights and outlook for the period ended October 2, 2010 were as follows:

•
Net income totaled $10.5 million, or $0.19 per diluted share, compared with net income of $6.9 million, or $0.15 per diluted share, for the same period one year ago. Third quarter 2009 financial results included $3.3 million of pre-tax costs associated with the termination of a May 2009 equity financing agreement.

•
Net sales increased 9% to $160.1 million, compared with $147.5 million for the same period one year ago, primarily due to a 16% comparable-store sales increase in our company-owned retail stores, partially offset by a decrease in sales resulting from a reduction in our store base.

•
Operating income improved to $16.8 million, or 10.5% of net sales, for the three months ended October 2, 2010, compared with $12.0 million, or 8.1% of net sales, for the same period one year ago. The operating income improvement was driven by strong comparable-store sales growth and efficiency enhancements, including the reduction in our store base and termination of retail partner relationships during the third quarter of 2009. Sales-per-store, on a trailing twelve-month basis, increased by 27% to $1.25 million.

•
Cash provided by operating activities totaled $68.5 million for the nine months ended October 2, 2010, compared with $53.0 million for the same period one year ago. Operating cash flows for the first nine months of 2009 included a $26.1 million refund of income taxes.

•	As of October 2, 2010, cash and cash equivalents totaled $82.4 million and we had no borrowings under our revolving credit facility.

•
For the fourth quarter of 2010 we anticipate generating positive comparable-store sales and year-over-year profit improvement, although we anticipate that the rate of sales growth will slow as comparisons with the prior year become more difficult. In addition, we plan to selectively invest in key initiatives and incur incremental expenses that are expected to drive long-term growth. Our fourth quarter outlook is difficult to predict due to its emphasis on traditional holiday shopping periods and is based on a slow growth macroeconomic environment with continued volatility.

Index

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
Net sales	$160.1	100.0%	$147.5	100.0%	$457.0	100.0%	$407.7	100.0%
Cost of sales	60.1	37.5%	53.9	36.6%	172.5	37.7%	158.1	38.8%
Gross profit	100.0	62.5%	93.6	63.4%	284.5	62.3%	249.7	61.2%

Operating expenses:
Sales and marketing	68.3	42.6%	66.0	44.8%	201.3	44.1%	194.4	47.7%
General and administrative	14.3	8.9%	11.8	8.0%	40.4	8.8%	36.9	9.0%
Research and development	0.5	0.3%	0.4	0.3%	1.7	0.4%	1.4	0.3%
Asset impairment charges	0.2	0.1%	—	0.0%	0.2	0.0%	0.5	0.1%
Terminated equity financing costs	—	0.0%	3.3	2.3%	—	0.0%	3.3	0.8%
Total operating expenses	83.2	52.0%	81.6	55.3%	243.6	53.3%	236.5	58.0%
Operating income	16.8	10.5%	12.0	8.1%	40.9	9.0%	13.2	3.2%
Other expense, net	0.1	0.0%	1.7	1.2%	1.8	0.4%	5.0	1.2%
Income before income taxes	16.7	10.4%	10.3	7.0%	39.1	8.6%	8.2	2.0%
Income tax expense	6.2	3.9%	3.4	2.3%	14.6	3.2%	8.0	2.0%
Net income	$10.5	6.6%	$6.9	4.7%	$24.5	5.4%	$0.2	0.1%

Net income per share:
Basic	$0.19	$0.15	$0.45	$0.01
Diluted	$0.19	$0.15	$0.44	$0.01
Weighted-average number of common shares:
Basic	54.1	44.8	53.9	44.8
Diluted	55.2	45.6	55.2	45.1

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Percent of net sales:
Retail	86.4%	83.5%	84.2%	80.6%
Direct and E-Commerce	9.6%	10.0%	10.9%	11.3%
Wholesale	4.0%	6.5%	4.9%	8.1%
Total	100.0%	100.0%	100.0%	100.0%

Index

The components of total net sales growth, including comparable-store sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales change rates:
Retail same-store sales	16%	9%	24%	(6%)
Direct and E-Commerce	4%	(28%)	9%	(31%)
Company-Controlled same-store sales change	15%	3%	21%	(10%)
Net store openings/closings	(4%)	(8%)	(5%)	(4%)
Total Company-Controlled channels	11%	(5%)	16%	(14%)
Wholesale	(32%)	(25%)	(32%)	(19%)
Total net sales change	9%	(6%)	12%	(15%)

The numbers of company-owned retail stores and independently owned and operated retail partner stores were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Company-owned retail stores:
Beginning of period	395	420	403	471
Opened	2	2	2	2
Closed	(5)	(14)	(13)	(65)
End of period	392	408	392	408
Retail partner doors	148	146	148	146

Comparison of Three Months Ended October 2, 2010 with Three Months Ended October 3, 2009

Net sales

Net sales increased 9% to $160.1 million for the three months ended October 2, 2010, compared with $147.5 million for the same period one year ago. The sales increase was driven by a 16% comparable-store sales increase in our company-owned retail stores and a 4% increase in our direct and E-Commerce channel sales. These increases were partially offset by the decrease in sales resulting from the year-over-year decline in the number of retail stores we operated and a decrease in wholesale channel sales due in large part to our decision in the third quarter of 2009 to discontinue distribution through retail partners operating approximately 700 stores in the contiguous United States, and the timing of QVC shows. Total sales of mattress units increased 3% compared to the same period one year ago, with mattress units in company-owned distribution channels increasing by 10%. Sales of other products and services increased by 23%.

The $12.6 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $19.2 million increase in sales from our company-owned comparable retail stores, partially offset by a $4.1 million sales decrease resulting from the net decline in the number of stores we operated; and (ii) a $0.6 million increase in direct and E-Commerce channel sales, partially offset by (iii) a $3.1 million decrease in wholesale channel sales.

Gross profit

The gross profit rate declined to 62.5% of net sales for the three months ended October 2, 2010, compared with 63.4% for the prior year period.  The gross profit rate decrease was due to higher promotional costs to generate customer traffic and drive sales (0.5 percentage points (“ppts.”)), an increase in product and service costs (0.6 ppt.), and higher labor costs associated with increased performance-based incentive compensation (0.2 ppt.) which in total reduced our gross profit rate by 1.3 ppt. for the three months ended October 2, 2010, compared with the prior year period. These decreases were partially offset by improvements resulting from an increase in the percentage of net sales from our higher margin company-controlled distribution channels and leverage from the higher sales volume.

Index

Sales and marketing expenses
Sales and marketing expenses for the three months ended October 2, 2010 increased 3% to $68.3 million, or 42.6% of net sales, compared with $66.0 million, or 44.8% of net sales, for the same period one year ago. The $2.3 million increase was primarily due to a $1.8 million, or 12%, increase in media spending and an increase in variable selling expenses due to the higher sales volume, partially offset by a decrease in expenses resulting from the reduction in our store base. The sales and marketing expense rate declined 2.2 ppt. compared with the same period one year ago due to the leveraging impact of the 9% net sales increase and expense savings from store closures.

General and administrative expenses
General and administrative (“G&A”) expenses increased to $14.3 million, or 8.9% of net sales, for the three months ended October 2, 2010, compared with $11.8 million, or 8.0% of net sales, for the same period one year ago. The $2.5 million increase in G&A was mainly due to increased compensation expenses, including higher performance-based compensation resulting from our strong year-to-date financial results, and investments in key initiatives that are expected to drive long-term growth.

Research and development expenses
Research and development (“R&D”) expenses increased slightly to $0.5 million for the third quarter of 2010, compared with $0.4 million for the same period one year ago. R&D expenses in the current period were 0.3% of net sales, consistent with the prior year.

Asset impairment charges
During the three months ended October 2, 2010, we recognized impairment charges of $0.2 million related to assets at underperforming stores. During the three months ended October 3, 2009, we recognized no asset impairment charges as our quarterly evaluation indicated that the carrying values of our long-lived assets were fully recoverable.

Terminated equity financing costs
In May 2009, we entered into a securities purchase agreement with a private equity firm. At a special meeting of shareholders held August 27, 2009, our shareholders did not approve the May 2009 securities purchase agreement. During the third quarter of 2009, we expensed $3.3 million of direct, incremental costs incurred in connection with the terminated equity financing.

Other expense, net
Other expense, net was $0.1 million for the three months ended October 2, 2010, compared with $1.7 million for the same period one year ago. This decrease was due to reduced interest expense and other debt-related costs resulting from having no borrowings under our revolving credit facility during 2010.

Income tax expense
Income tax expense was $6.2 million for the three months ended October 2, 2010, compared with $3.4 million for the same period one year ago. The effective tax rate for the three months ended October 2, 2010 was 37.3% compared with 32.9% for the same period one year ago. The effective tax rate for the three months ended October 3, 2009 reflected changes in our deferred tax valuation allowance. The deferred tax valuation allowance was established in 2008 due to uncertainty regarding future taxable income. The uncertainty was resolved and the valuation allowance reversed in the fourth quarter of 2009.

Comparison of Nine Months Ended October 2, 2010 with Nine Months Ended October 3, 2009

Net sales

Net sales increased 12% to $457.0 million for the nine months ended October 2, 2010, compared with $407.7 million for the same period one year ago. The sales increase was due to a 24% comparable-store sales increase in our company-owned retail stores and a 9% increase in our direct and E-Commerce channel sales. These increases were partially offset by a year-over-year decline in sales due to a reduction in the number of retail stores we operated and a decrease in wholesale channel sales due in large part to our decision in the third quarter of 2009 to discontinue distribution through retail partners operating approximately 700 stores in the contiguous United States. Total sales of mattress units increased 4% compared to the same period one year ago, with mattress units in company-owned distribution channels increasing by 13%. Sales of other products and services increased by 26%.

The $49.3 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $73.4 million increase in sales from our company-owned comparable retail stores, partially offset by a $17.7 million sales decrease resulting from the net decline in the number of stores we operated and (ii) a $4.0 million increase in direct and E-Commerce channel sales, partially offset by (iii) a $10.4 million decrease in wholesale channel sales.

Index

Gross profit
The gross profit rate improved to 62.3% of net sales for the nine months ended October 2, 2010, compared with 61.2% for the prior year period. Approximately 1.8 ppt. of the gross profit rate improvement was due to logistics and manufacturing efficiencies, including material cost reductions, an increase in the percentage of net sales from our higher margin company-controlled distribution channels and leverage from the higher sales volume. These improvements were partially offset by an increase in promotional costs to generate customer traffic and drive sales, and increased performance-based compensation.

Sales and marketing expenses
Sales and marketing expenses for the nine months ended October 2, 2010 increased 4% to $201.3 million, or 44.1% of net sales, compared with $194.4 million, or 47.7% of net sales, for the same period one year ago. The $6.9 million increase was primarily due to a $6.5 million, or 14%, increase in media spending and an increase in variable selling expenses due to the higher sales volume, partially offset by a decrease in expenses resulting from the reduction in our store base. The sales and marketing expense rate declined 3.6 ppt. compared with the same period one year ago due to the leveraging impact of the 12% net sales increase and expense savings from store closures.

General and administrative expenses
General and administrative expenses increased to $40.4 million, or 8.8% of net sales, for the nine months ended October 2, 2010, compared with $36.9 million, or 9.0% of net sales, for the same period one year ago. The $3.5 million increase was due to increased performance-based incentive compensation resulting from our strong financial results during the first nine months of 2010, partially offset by reduced depreciation expenses and the absence of severance costs incurred during the same period last year. The G&A expense rate decreased by 0.2 ppt. for the nine months ended October 2, 2010, compared with the same period one year ago, primarily due to the leveraging impact of the 12% net sales increase.

Research and development expenses
Research and development expenses increased to $1.7 million for the nine months ended October 2, 2010, compared with $1.4 million for the same period one year ago. R&D expenses for the nine months ended October 2, 2010 were 0.4% of net sales, a slight increase compared with 0.3% for same period one year ago.

Asset impairment charges
During the nine months ended October 2, 2010, we recognized impairment charges of $0.2 million related to assets at underperforming stores. During the nine months ended October 3, 2009, we recognized impairment charges of $0.5 million related to assets at stores expected to close prior to their normal lease termination dates, and certain equipment and software.

Terminated equity financing costs
In May 2009, we entered into a securities purchase agreement with a private equity firm. At a special meeting of shareholders held August 27, 2009, our shareholders did not approve the May 2009 securities purchase agreement. During the third quarter of 2009, we expensed $3.3 million of direct, incremental costs incurred in connection with the terminated equity financing.

Other expense, net
Other expense, net was $1.8 million for the nine months ended October 2, 2010, compared with $5.0 million for the same period one year ago. This decrease was primarily due to (i) reduced interest expense and other debt-related costs in the current period as we had no borrowing under our revolving credit facility during 2010, partially offset by (ii) a $1.1 million write-off of unamortized debt costs during the first quarter of 2010 as we entered into a new credit agreement on March 26, 2010 and terminated our prior credit agreement.

Income tax expense
Income tax expense was $14.6 million for the nine months ended October 2, 2010, compared with $8.0 million for the same period one year ago. The effective tax rate for the nine months ended October 2, 2010 was 37.4% compared with 97.1% for the same period one year ago. The effective tax rate for the nine months ended October 3, 2009 reflected an increase in our deferred tax valuation allowance due to uncertainty regarding future taxable income. The uncertainty was resolved and the valuation allowance reversed in the fourth quarter of 2009.

Index

Liquidity and Capital Resources

As of October 2, 2010, we had cash and cash equivalents of $82.4 million compared with $17.7 million as of January 2, 2010. The $64.7 million increase in cash and cash equivalents was primarily due to $68.5 million of cash provided by operating activities partially offset by a $3.5 million investment in property and equipment, and $0.2 million used in financing activities.

The following table summarizes our cash flows for the nine months ended October 2, 2010, and October 3, 2009 (dollars in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	October 2, 2010	October 3, 2009
Total cash provided by (used in):
Operating activities	$68.5	$53.0
Investing activities	(3.5)	(2.0)
Financing activities	(0.2)	(59.2)
Increase (decrease) in cash and cash equivalents	$64.7	$(8.3)

Cash provided by operating activities for the nine months ended October 2, 2010 was $68.5 million compared with $53.0 million for the nine months ended October 3, 2009. The $15.5 million year-over-year increase in cash from operating activities was comprised of a $24.2 million improvement in our net income compared with the same period one year ago, partially offset by a $14.8 million decrease in adjustments to reconcile net income to net cash provided by operating activities and a $6.1 million decrease in cash from changes in operating assets and liabilities (nine months ended October 3, 2009 included a $26.1 million tax refund). Other changes in operating assets and liabilities included a current-year decrease in prepaid expenses and other assets compared with an increase in the prior year (current year included a refund of a security deposit due to our improved financial position; prior year included deferred financing and debt fees), a current year increase in accrued compensation and benefits due to higher incentive compensation resulting from the strong financial performance in the first nine months of 2010, and a current year increase in inventories to support the higher sales volume.

Investing activities for the nine months ended October 2, 2010 included $3.5 million of property and equipment purchases, compared with $2.0 million for the same period one year ago. Capital expenditures are projected to be approximately $8.0 million in 2010 compared with $2.5 million in 2009. After netting planned store openings and closings, we expect to end fiscal 2010 with approximately 392 stores.

Net cash used in financing activities was $0.2 million for the nine months ended October 2, 2010, compared with $59.2 million for the same period one year ago. The $59.0 million decrease in cash used in financing activities was primarily due to a $59.3 million prior-year net decrease in short-term borrowings, compared with a $0.9 million net decrease in short-term borrowings for the nine months ended October 2, 2010. As of January 2, 2010 and October 2, 2010 we had no borrowings under our line of credit compared with $26.3 million at October 3, 2009. Book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings.

As of October 2, 2010, the remaining authorization under our stock repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares. We currently have no plans to repurchase our common stock. We continue to focus on strengthening our financial position by increasing our cash balance and remaining debt free.

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

Any borrowings under the Credit Agreement will, at our request, be classified as either LIBOR Loans or ABR Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect plus 3.00%, or (ii) with respect to ABR Loans, the Adjusted Base Rate (as defined in the Credit Agreement) then in effect plus 0.50%. We are subject to certain financial covenants under the Credit Agreement, including minimum fixed charge coverage ratios, maximum capital expenditure limits, minimum net worth requirements, and maintenance of an aggregate principal balance of zero under the Credit Agreement for a period of not less than 30 consecutive days in each fiscal year. The Credit Agreement is secured by a first priority security interest in our assets and those of our domestic subsidiaries.

At October 2, 2010, $15.7 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. At January 2, 2010, $35.5 million was available under the prior credit facility, we had no borrowings, and we were in compliance with all financial covenants. As of October 2, 2010, and January 2, 2010, we had outstanding letters of credit of $4.3 million and $4.5 million, respectively.

Index

Cash generated from operations and available under our credit facility is expected to provide sufficient operating liquidity and funding for capital expenditures for the foreseeable future. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As a result of not being in compliance with the financial covenants in 2008, 2009 and in the first quarter of 2010, we were required to provide GE Money Bank with a $1.3 million letter of credit. The letter of credit covers the risk to GE Money Bank for sales returns and warranty claims should we be unable to satisfy these claims, and will remain outstanding until such time as we are in compliance with the financial covenants for three consecutive quarters. GE Money Bank may draw on this letter of credit by certifying that we have failed to fund any amounts due under the GE Agreement. As of October 2, 2010 we have been in compliance with all financial covenants for two consecutive quarters.

Under the terms of the GE Agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases and $4.3 million of outstanding letters of credit, we do not have any off-balance-sheet financing. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of October 2, 2010, we are not involved in any unconsolidated special purpose entity transactions.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 2, 2010, we had no short-term borrowings. We have not historically managed interest rate risk on our debt through the use of derivative instruments.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2008, a lawsuit was filed against one of our subsidiaries in Superior Court in Santa Clara County, California by one of our customers. The complaint asserted various claims related to products liability, breach of warranty, concealment, intentional misrepresentation and negligent misrepresentation and sought class certification. The complaint alleged that products sold by us prior to 2006 had a unique propensity to develop mold, alleged that the plaintiff suffered adverse health effects, and sought various forms of legal and equitable relief, including without limitation unspecified damages, punitive and exemplary damages, attorneys’ fees and costs, and injunctive relief. We removed the case to the U.S. District Court for the Northern District of California and moved to dismiss the plaintiff’s claims. On three occasions the Court has granted our motion to dismiss the claims and granted limited leave to the plaintiff, joined by several additional named plaintiffs, to amend the complaint. On July 21, 2010, in response to the plaintiffs’ most recent amended complaint, the Court granted our motion to dismiss the claims and dismissed all class claims with no further opportunity to amend. As of October 2, 2010, no accrual had been established with respect to this matter as we believe that the claims asserted by the plaintiffs are without merit.

We are involved from time to time in various other legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these other matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At October 2, 2010, our consolidated financial statements include reserves of $1.6 million with respect to contingent liabilities that we determined to be both probable and reasonably estimable. With respect to these other matters, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

Index

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
(in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2010 through July 31, 2010	—	NA	—
August 1, 2010 through September 2, 2010	—	NA	—
September 3, 2010 through October 2, 2010	—	NA	—
Total	—	NA	—	$206,762

(1) On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250.0 million of our common stock. As of October 2, 2010, the amount remaining under this authorization was $206.8 million. There is no expiration date with respect to this repurchase authority. We may terminate or limit the stock repurchase program at any time. We currently have no plans to repurchase shares under this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

          Not applicable.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: November 3, 2010	By:	/s/ William R. McLaughlin
William R. McLaughlin Chief Executive Officer (principal executive officer)

	By:	/s/ Robert J. Poirier
Robert J. Poirier Chief Accounting Officer (principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith