Form 10-Q
period 2011-04-02
SELECT COMFORT CORP
filed 2011-04-29
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 2, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).YES ☐ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer ☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

As of April 2, 2011, 55,587,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	April 2, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$101,882	$76,016
Accounts receivable, net of allowance for doubtful accounts of $351 and $302, respectively	8,750	9,909
Inventories	18,533	19,647
Prepaid expenses	7,386	6,388
Deferred income taxes	4,162	4,297
Other current assets	4,588	652
Total current assets	145,301	116,909
Property and equipment, net	35,899	32,953
Deferred income taxes	14,108	15,965
Other assets	4,287	4,130
Total assets	$199,595	$169,957

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,508	$42,025
Customer prepayments	15,524	12,944
Compensation and benefits	18,066	24,857
Taxes and withholding	12,567	5,359
Other current liabilities	13,747	11,671
Total current liabilities	108,412	96,856
Non-current liabilities:
Warranty liabilities	2,532	2,815
Other long-term liabilities	13,019	12,309
Total non-current liabilities	15,551	15,124
Total liabilities	123,963	111,980

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 55,587 and 55,455 shares issued and outstanding, respectively	556	555
Additional paid-in capital	37,870	36,799
Retained earnings	37,206	20,623
Total shareholders’ equity	75,632	57,977
Total liabilities and shareholders’ equity	$199,595	$169,957

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited – in thousands, except per share amounts)

	Three Months Ended
	April 2, 2011	April 3, 2010

Net sales	$193,068	$157,953
Cost of sales	69,967	59,869
Gross profit	123,101	98,084

Operating expenses:
Sales and marketing	80,271	70,092
General and administrative	15,623	13,149
Research and development	731	654
Asset impairment charges	78	—
Total operating expenses	96,703	83,895
Operating income	26,398	14,189
Other expense, net	30	1,720
Income before income taxes	26,368	12,469
Income tax expense	9,785	4,709
Net income	$16,583	$7,760

Net income per share – basic	$0.30	$0.14
Weighted-average shares – basic	54,726	53,615

Net income per share – diluted	$0.30	$0.14
Weighted-average shares – diluted	55,977	55,081

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited – in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 1, 2011	55,455	$555	$36,799	$20,623	$57,977
Exercise of common stock options	62	—	143	—	143
Tax benefit from stock-based compensation	—	—	78	—	78
Stock-based compensation	95	1	1,133	—	1,134
Repurchases of common stock	(25)	—	(283)	—	(283)
Net income	—	—	—	16,583	16,583
Balance at April 2, 2011	55,587	$556	$37,870	$37,206	$75,632

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$16,583	$7,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,162	4,898
Stock-based compensation	1,134	762
Disposals and impairments of assets	78	—
Excess tax benefits from stock-based compensation	(296)	(659)
Deferred income taxes	1,442	(606)
Changes in operating assets and liabilities:
Accounts receivable	1,159	3,404
Inventories	1,114	194
Income taxes	6,531	4,941
Prepaid expenses and other assets	(2,533)	261
Accounts payable	4,181	2,321
Customer prepayments	2,580	4,920
Accrued compensation and benefits	(6,681)	1,579
Other taxes and withholding	1,305	494
Warranty liabilities	(119)	19
Other accruals and liabilities	2,583	74
Net cash provided by operating activities	32,223	30,362

Cash flows from investing activities:
Purchases of property and equipment	(2,744)	(999)
Increase in restricted cash	(2,650)	(4,515)
Net cash used in investing activities	(5,394)	(5,514)

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,119)	(1,486)
Repurchases of common stock	(283)	(1,335)
Proceeds from issuance of common stock	143	19
Excess tax benefits from stock-based compensation	296	659
Debt issuance costs	—	(79)
Net cash used in financing activities	(963)	(2,222)

Increase in cash and cash equivalents	25,866	22,626
Cash and cash equivalents, at beginning of period	76,016	12,184
Cash and cash equivalents, at end of period	$101,882	$34,810

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended April 2, 2011 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of April 2, 2011, and January 1, 2011 and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 and other recent filings with the SEC.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods. Our critical accounting policies consist of asset impairment charges, stock-based compensation, self-insured liabilities, warranty liabilities and revenue recognition.

The consolidated financial statements include the accounts of Select Comfort Corporation and our subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

Change in Accounting Principle - Cash and Cash Equivalents

Effective in the first quarter of 2011, we changed our accounting policy for payments due from financial services companies for credit card and debit card transactions. Historically, at each reporting period, we classified all credit card and debit card transactions that processed in less than seven days as cash and cash equivalents on our consolidated balance sheets. We now classify these credit card and debit card transactions as accounts receivable until the cash is received. We believe that our new policy is preferable because the presentation (i) more appropriately aligns with our view that these credit card and debit card transactions are not part of our cash management processes (i.e., these receivables are non-interest bearing and are not taken into consideration when making cash management decisions), and (ii) is more consistent with the nature of the credit card and debit card receivables, which are subject to the credit risk of the financial services companies. Our new policy resulted in the adjustment of certain amounts in our consolidated balance sheets and consolidated statements of cash flows. This change in accounting principle had no effect on our previously reported consolidated shareholders’ equity or consolidated net income.

The change in accounting principle has been applied retrospectively by adjusting all previously reported amounts to conform to our new policy.  A summary of the retrospective application is as follows for the periods presented in this Form 10-Q (in thousands):

	April 2, 2011			January 1, 2011
	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Adjustment	As Adjusted
Condensed consolidated balance sheets
Cash and cash equivalents	$106,294	$(4,412)	$101,882	$81,361	$(5,345)	$76,016
Accounts receivable	4,338	4,412	8,750	4,564	5,345	9,909

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three months ended April 2, 2011			Three months ended April 3, 2010
	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Adjustment	As Adjusted
Condensed Consolidated statements of cash flows
Cash flows from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	$226	$933	$1,159	$2,562	$842	$3,404
Net cash provided by operating activities	31,290	933	32,223	29,520	842	30,362

Increase in cash and cash equivalents	$24,933	$933	$25,866	$21,784	$842	$22,626
Cash and cash equivalents, at beginning of period	81,361	(5,345)	76,016	17,717	(5,533)	12,184
Cash and cash equivalents, at end of period	$106,294	$(4,412)	$101,882	$39,501	$(4,691)	$34,810

Subsequent Events

Events that have occurred subsequent to April 2, 2011 have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require recognition or disclosure in the condensed consolidated financial statements as of or for the period ended April 2, 2011.

2. Inventories

Inventories consisted of the following (in thousands):

	April 2, 2011	January 1, 2011
Raw materials	$3,877	$4,759
Work in progress	97	65
Finished goods	14,559	14,823
	$18,533	$19,647

3. Debt

Credit Agreement

Our credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”) provides a $20.0 million secured revolving credit facility for working capital and general corporate purposes, including up to $10.0 million available for issuances of letters of credit. Outstanding letters of credit reduce the amounts available under this credit facility. The Credit Agreement expires on July 1, 2012.

At April 2, 2011, and January 1, 2011, $20.0 million and $17.0 million, respectively, were available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. As of April 2, 2011, we had no outstanding letters of credit.  As of January 1, 2011, we had outstanding letters of credit of $3.0 million.

Capital Lease Obligations

We entered into a capital lease totaling $0.1 million for certain computer equipment during the three months ended April 2, 2011. We had outstanding capital lease obligations of $0.6 million and $0.7 million at April 2, 2011, and January 1, 2011, respectively. At April 2, 2011, and January 1, 2011, $0.4 million and $0.4 million, respectively, were included in other current liabilities and $0.2 million and $0.3 million, respectively, were included in other long-term liabilities in our condensed consolidated balance sheets.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock on the date of grant. Generally, options vest proportionally over periods of three to four years from the dates of the grant and expire after ten years. Compensation expense is recognized ratably over the vesting period.  Stock-based compensation expense for the three months ended April 2, 2011, and April 3, 2010, was $1.1 million and $0.8 million, respectively.

5. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended April 2, 2011, and April 3, 2010, our contributions, net of forfeitures, were $0.4 million and $0.1 million, respectively.

6. Other Expense, Net

Other expense, net, consisted of the following (in thousands):
	Three Months Ended
	April 2, 2011	April 3, 2010
Interest expense	$57	$610
Interest income	(27)	(4)
Write-off unamortized debt cost	—	1,114
Other expense, net	$30	$1,720

7. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income	$16,583	$7,760

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	54,726	53,615
Effect of dilutive securities:
Options	714	996
Restricted shares	537	470
Diluted weighted-average shares outstanding	55,977	55,081

Net income per share – basic	$0.30	$0.14
Net income per share – diluted	$0.30	$0.14

We excluded potentially dilutive stock options totaling 2.4 million and 2.0 million for the three months ended April 2, 2011, and April 3, 2010, respectively, from our diluted net income per share calculations because these securities’ exercise prices were greater than the average market price of our common stock.

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

The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Balance at beginning of year	$2,944	$2,885
Additions that reduce net sales	10,581	8,363
Deductions from reserves	(9,497)	(7,852)
Balance at end of period	$4,028	$3,396

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

	Three Months Ended
	April 2, 2011	April 3, 2010
Balance at beginning of year	$5,744	$7,143
Additions charged to costs and expenses for current-year sales	1,074	897
Deductions from reserves	(1,050)	(1,198)
Changes in liability for pre-existing warranties during the current year, including expirations	(142)	320
Balance at end of period	$5,626	$7,162

Legal Proceedings

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At April 2, 2011, our consolidated financial statements include reserves of $1.6 million with respect to contingent liabilities that we determined to be both probable and reasonably estimable. With respect to pending legal proceedings, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

•	Risk Factors
•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Non-GAAP Financial Data
•	Off-Balance-Sheet Arrangements and Contractual Obligations
•	Critical Accounting Policies

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

These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;
•	Availability of attractive and cost-effective consumer credit options, including the impact of recent changes in federal law that restrict various forms of consumer credit promotional offerings;
•	The effectiveness of our marketing messages;
•	The efficiency of our advertising and promotional efforts;
•	Our ability to execute our retail distribution strategy, including our ability to cost-effectively close under-performing store locations and to find suitable new store locations;
•	Our ability to continue to improve our product line and service levels, and consumer acceptance of our products, product quality, innovation and brand image;
•	Our ability to achieve and maintain acceptable levels of product quality and acceptable product return and warranty claims rates;
•	Pending and potentially unforeseen litigation;
•	Industry competition and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;
•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;
•	Rising commodity costs and other inflationary pressures;
•	Risks inherent in global sourcing activities;
•	Risks of disruption in the operation of either of our two manufacturing facilities;
•	Increasing government regulation, including flammability standards for the bedding industry;
•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;
•	Our ability to attract and retain senior leadership and other key employees, including qualified sales professionals; and
•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

Additional information concerning these and other risks and uncertainties is contained under the caption “Risk Factors” in our Annual Report on Form 10-K.

We have no obligation to publicly update or revise any of the forward-looking statements contained in this quarterly report on Form 10-Q.

Index

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

We generate revenue by selling our products through two complementary distribution channels. Our company-controlled channel sells directly to consumers through our approximately 375 retail stores located across the United States, direct-marketing operations and E-Commerce site at www.sleepnumber.com. Our wholesale channel sells to and through the QVC shopping channel and wholesale customers in Alaska, Hawaii, Canada and Australia.

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

Highlights

Financial highlights for the period ended April 2, 2011 were as follows:

•	Net income increased by 114% to $16.6 million, or $0.30 per diluted share, compared with net income of $7.8 million, or $0.14 per diluted share, for the same period one year ago.
•	Net sales increased 22% to $193.1 million, compared with $158.0 million for the same period one year ago, primarily due to a 26% comparable sales increase in our company-controlled channel.
•
Operating income improved to $26.4 million, or 13.7% of net sales, for the three months ended April 2, 2011, compared with $14.2 million, or 9.0% of net sales, for the same period one year ago. The operating income improvement was driven by strong comparable sales growth and efficiency enhancements. Sales-per-store (for stores open at least one year), on a trailing twelve-month basis, increased by 26% to $1.4 million.

•	Cash provided by operating activities totaled $32.2 million for the three months ended April 2, 2011, compared with $30.4 million for the same period one year ago.
•	As of April 2, 2011, cash and cash equivalents were $101.9 million compared with $76.0 million at January 1, 2011, and we had no borrowings under our revolving credit facility.

Index

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	April 2, 2011		April 3, 2010
Net sales	$193.1	100.0%	$158.0	100.0%
Cost of sales	70.0	36.2%	59.9	37.9%
Gross profit	123.1	63.8%	98.1	62.1%
Operating expenses:
Sales and marketing	80.3	41.6%	70.1	44.4%
General and administrative	15.6	8.1%	13.1	8.3%
Research and development	0.7	0.4%	0.7	0.4%
Asset impairment charges	0.1	0.0%	—	0.0%
Total operating expenses	96.7	50.1%	83.9	53.1%
Operating income	26.4	13.7%	14.2	9.0%
Other expense, net	—	0.0%	1.7	1.1%
Income before income taxes	26.4	13.7%	12.5	7.9%
Income tax expense	9.8	5.1%	4.7	3.0%
Net income	$16.6	8.6%	$7.8	4.9%

Net income per share:
Basic	$0.30	$0.14
Diluted	$0.30	$0.14
Weighted-average number of common shares:
Basic	54.7	53.6
Diluted	56.0	55.1

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
Percent of net sales:	April 2, 2011	April 3, 2010
Company-Controlled	95.9%	95.1%
Wholesale	4.1%	4.9%
Total	100.0%	100.0%

The components of total net sales growth, including comparable sales changes, were as follows:

	Three Months Ended
Net sales change rates:	April 2, 2011	April 3, 2010
Retail comparable-store sales	30%	29%
Direct and E-Commerce	(3%)	16%
Company-Controlled comparable sales change	26%	27%
Net store openings/closings	(3%)	(9%)
Total Company-Controlled channel	23%	19%
Wholesale	4%	(42%)
Total net sales change	22%	13%

Index

The number of company-controlled retail stores were as follows:

	Three Months Ended
Company-Controlled retail stores:	April 2, 2011	April 3, 2010
Beginning of period	386	403
Opened	1	—
Closed	(12)	(4)
End of period	375	399

Comparison of Three Months Ended April 2, 2011 with Three Months Ended April 3, 2010

Net sales
Net sales increased 22% to $193.1 million for the three months ended April 2, 2011, compared with $158.0 million for the same period one year ago. The sales increase was driven by a 26% comparable sales increase in our company-controlled channel and a 4% increase in our wholesale channel sales. These increases were partially offset by the decrease in sales resulting from the year-over-year decline in the number of retail stores we operated and a decline in direct and E-Commerce sales. Total sales of mattress units increased 12% compared to the same period one year ago. Average mattress sales per mattress unit in our company-controlled channel increased by 8%. Sales of other products and services increased by 29%.

The $35.1 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $37.3 million increase in sales from our company-controlled comparable retail stores, partially offset by a $1.9 million sales decrease resulting from the net decline in the number of stores we operated and (ii) a $0.3 million sales increase in the wholesale channel, partially offset by (iii) a $0.6 million sales decrease in direct and E-Commerce.

Gross profit
The gross profit rate increased to 63.8% of net sales for the three months ended April 2, 2011, compared with 62.1% for the prior year period. Approximately 2.0 percentage points (“ppt.”) of the gross profit rate improvement was due to manufacturing efficiencies, including material cost reductions, selected product price increases, a more profitable promotional sales mix and leverage from the higher sales volume. These improvements were partially offset by increased performance-based compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended April 2, 2011 increased 15% to $80.3 million, or 41.6% of net sales, compared with $70.1 million, or 44.4% of net sales, for the same period one year ago. The $10.2 million increase was primarily due to a $5.5 million, or 30%, increase in media spending and an increase in variable selling expenses due to the higher sales volume, partially offset by a decrease in expenses resulting from the reduction in our store base. The sales and marketing expense rate declined 2.8 ppt. compared with the same period one year ago due to the leveraging impact of the 22% net sales increase and expense savings from store closures.

General and administrative expenses
General and administrative (“G&A”) expenses increased $2.5 million to $15.6 million for the three months ended April 2, 2011, compared with $13.1 million for the same period one year ago, but decreased to 8.1% of net sales, compared with 8.3% of net sales in the prior year period. The $2.5 million increase was primarily due to higher performance-based incentive compensation resulting from continued strong financial performance in the first quarter of 2011, increased equipment and maintenance expenses, and salary and wages increases which were in-line with inflation. The G&A expense rate decreased by 0.2 ppt. in the current period compared with the same period one year ago, primarily due to the leveraging impact of the 22% net sales increase.

Research and development expenses
Research and development expenses for the three months ended April 2, 2011 were $0.7 million, or 0.4% of net sales, consistent with the same period one year ago.

Asset impairment charges
During the three months ended April 2, 2011, we recognized impairment charges of $0.1 million related to production machinery and computer equipment. During the three months ended April 3, 2010, we recognized no asset impairment charges as our quarterly evaluation indicated that the carrying values of our long-lived assets were fully recoverable.

Index

Other expense, net
Other expense, net was $30 thousand for the three months ended April 2, 2011, compared with $1.7 million for the same period one year ago. Other expense, net for the three months ended April 3, 2010 included a $1.1 million write-off of unamortized debt costs as we entered into a new credit card agreement on March 26, 2010 and terminated our prior credit agreement. The remaining reduction is primarily due to lower debt amortization costs associated with our current credit agreement as compared with our prior credit agreement.

Income tax expense
Income tax expense was $9.8 million for the three months ended April 2, 2011, compared with $4.7 million for the same period one year ago. The effective tax rate for the three months ended April 2, 2011 decreased to 37.1% compared with 37.8% for the prior year period. The current-year effective tax rate benefited from an increase in the deduction related to manufacturing activities, partially offset by an increase in unrecognized tax benefits related to certain federal and state tax matters.

Liquidity and Capital Resources

As of April 2, 2011, we had cash and cash equivalents of $101.9 million compared with $76.0 million as of January 1, 2011. The $25.9 million increase in cash and cash equivalents was primarily due to $32.2 million of cash provided by operating activities, partially offset by $5.4 million used in investing activities and $1.0 million used in financing activities.

Effective in the first quarter of 2011, we changed our accounting policy for payments due from financial services companies for credit card and debit card transactions. Historically, at each reporting period, we classified all credit card and debit card transactions that processed in less than seven days as cash and cash equivalents on our consolidated balance sheets. We now classify these credit card and debit card transactions as accounts receivable until the cash is received. We believe that our new policy is preferable because the presentation (i) more appropriately aligns with our view that these credit card and debit card receivables are not part of our cash management processes (i.e., these receivables are non-interest bearing and are not taken into consideration when making cash management decisions), and (ii) is more consistent with the nature of the credit card and debit card receivables, which are subject to the credit risk of the financial services companies. Our new policy resulted in the adjustment of certain amounts in our consolidated balance sheets and consolidated statements of cash flows. This change in accounting principle had no effect on our previously reported consolidated shareholders’ equity or consolidated net income. See Note 1, Basis of Presentation, for further information and a summary of the effect of the adjustments on the consolidated balance sheets and consolidated statements of cash flows presented in this Form 10-Q.

The following table summarizes our cash flows for the three months ended April 2, 2011, and April 3, 2010 (dollars in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	April 2, 2011	April 3, 2010
Total cash provided by (used in):
Operating activities	$32.2	$30.4
Investing activities	(5.4)	(5.5)
Financing activities	(1.0)	(2.2)
Increase in cash and cash equivalents	$25.9	$22.6

Cash provided by operating activities for the three months ended April 2, 2011 was $32.2 million compared with $30.4 million for the three months ended April 3, 2010. The $1.9 million year-over-year increase in cash from operating activities was comprised of the $8.8 million improvement in our net income compared with the same period one year ago and a $1.1 million increase in adjustments to reconcile net income to net cash provided by operating activities, partially offset by an $8.1 million decrease in cash from changes in operating assets and liabilities. The $1.1 million increase from reconciling adjustments was primarily due to changes in deferred income taxes resulting from accelerated tax depreciation in accordance with recent federal tax legislation, partially offset by decreased depreciation and amortization due primarily to the first quarter of 2010 write-off of unamortized debt costs related to our prior credit agreement. The $8.1 million decrease in cash from changes in operating assets and liabilities was mainly due to the payment of prior year performance-based incentive compensation in the first quarter of 2011 and timing of payments and receipts.

Investing activities for the three months ended April 2, 2011 included $2.7 million of property and equipment purchases, compared with $1.0 million for the same period one year ago. Capital expenditures are projected to be approximately $25.0 million to $30.0 million in 2011 compared with $7.3 million in 2010. After netting planned store openings and closings, we expect to end fiscal 2011 with approximately 380 stores. In addition, during the current year we replaced an outstanding letter of credit held by our workers’ compensation insurance carrier with a $2.7 million restricted cash deposit. Investing activities for the three months ended April 3, 2010 included a $4.5 million increase in restricted cash as collateral for outstanding letters of credit during the transition from our old credit agreement to our new credit agreement.

Index

Net cash used in financing activities was $1.0 million for the three months ended April 2, 2011, compared with $2.2 million for the same period one year ago. Book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings.

As of April 2, 2011, the remaining authorization under our stock repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares. We currently have no plans to repurchase our common stock. We continue to focus on strengthening our financial position and increasing our cash balance.

Our credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association provides a $20.0 million secured revolving credit facility for working capital and general corporate purposes, including up to $10.0 million available for issuances of letters of credit. Outstanding letters of credit reduce the amounts available under this credit facility. The Credit Agreement expires on July 1, 2012. We are subject to certain financial covenants under the Credit Agreement, including minimum fixed charge coverage ratios, minimum net worth requirements, and maintenance of an aggregate principal balance of zero under the Credit Agreement for a period of not less than 30 consecutive days in each fiscal year. The Credit Agreement is secured by a first priority security interest in our assets and those of our domestic subsidiaries.

At April 2, 2011, and January 1, 2011, $20.0 million and $17.0 million, respectively, were available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. As of April 2, 2011, we had no outstanding letters of credit. As of January 1, 2011, we had outstanding letters of credit of $3.0 million.

Our $102 million of cash and cash equivalents, cash generated from ongoing operations and cash available under our credit facility is expected to provide sufficient operating liquidity and funding for capital expenditures for the foreseeable future. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of April 2, 2011 we were in compliance with all financial covenants.

Non-GAAP Financial Data

In addition to disclosing results that are determined in accordance with U.S. generally accepted accounting principles ("GAAP"), we are also providing non-GAAP financial data that we believe enhances the understanding of our ongoing operations and financial liquidity. Our non-GAAP financial measures are not in accordance with, or preferable to GAAP financial data. We have provided reconciliations of our non-GAAP measures to the most comparable GAAP measures.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)
We define earnings before interest, taxes, depreciation and amortization (“EBITDA”) as net income plus: income tax expense, interest expense, depreciation and amortization, stock-based compensation and asset impairments consistent with the definition used in our debt covenant calculations. Management believes EBITDA is a useful indicator of our financial performance. Our definition of EBITDA may not be comparable to similarly titled definitions used by other companies. The tables below reconcile EBITDA, which is a non-GAAP financial measure, to comparable GAAP financial measures.

The following table summarizes our EBITDA calculations for the three months and trailing-twelve months ended April 2, 2011, and April 3, 2010 (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net income	$16,583	$7,760	$40,390	$46,008
Income tax expense	9,785	4,709	23,998	(17,341)
Interest expense	57	1,724	284	5,937
Depreciation and amortization	3,149	3,327	12,834	16,395
Stock-based compensation	1,134	762	4,334	2,977
Asset impairments	78	—	338	308
EBITDA	$30,786	$18,282	$82,178	$54,284

Index

Free Cash Flows
The following table summarizes our free cash flows calculations for the three months and trailing-twelve months ended April 2, 2011, and April 3, 2010 (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net cash provided by operating activities	$32,223	$30,362	$73,268	$69,090
Subtract: Purchases of property and equipment	2,744	999	9,094	2,219
Free cash flows	$29,479	$29,363	$64,174	$66,871

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of April 2, 2011, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at April 2, 2011.

There has been no material change in our contractual obligations since the end of fiscal 2010. See Note 3, Debt, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement and capital lease obligations. See our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for additional information regarding our other contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. There were no significant changes in our critical accounting policies since the end of fiscal 2010.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 2, 2011, we had no short-term borrowings. We have not historically managed interest rate risk on our debt through the use of derivative instruments.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. At April 2, 2011, our consolidated financial statements include reserves of $1.6 million with respect to contingent liabilities that we determined to be both probable and reasonably estimable. With respect to pending legal proceedings, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
(in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2011 through January 29, 2011	—	NA	—
January 30, 2011 through February 26, 2011	—	NA	—
February 27, 2011 through April 2, 2011	—	NA	—
Total	—	NA	—	$206,762

(1)
On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250.0 million of our common stock. As of April 2, 2011, the amount remaining under this authorization was $206.8 million. There is no expiration date with respect to this repurchase authority. We may terminate or limit the stock repurchase program at any time. We currently have no plans to repurchase shares under this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

          Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle	Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: April 29, 2011	By:	/s/ William R. McLaughlin
William R. McLaughlin Chief Executive Officer (principal executive officer)

	By:	/s/ Robert J. Poirier
Robert J. Poirier Chief Accounting Officer (principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle	Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith