Form 10-Q
period 2011-07-02
SELECT COMFORT CORP
filed 2011-08-01
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 2, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒ NO☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of July 2, 2011, 55,991,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	July 2, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$57,645	$76,016
Marketable debt securities – current	19,980	—
Accounts receivable, net of allowance for doubtful accounts of $306 and $302, respectively	7,134	9,909
Inventories	20,579	19,647
Prepaid expenses	7,740	6,388
Deferred income taxes	4,149	4,297
Other current assets	4,728	652
Total current assets	121,955	116,909

Marketable debt securities – non-current	20,012	—
Property and equipment, net	36,232	32,953
Deferred income taxes	12,563	15,965
Other assets	4,518	4,130
Total assets	$195,280	$169,957

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$40,171	$42,025
Customer prepayments	10,493	12,944
Compensation and benefits	21,854	24,857
Taxes and withholding	4,531	5,359
Other current liabilities	13,159	11,671
Total current liabilities	90,208	96,856

Non-current liabilities:
Warranty liabilities	2,444	2,815
Other long-term liabilities	12,941	12,309
Total non-current liabilities	15,385	15,124
Total liabilities	105,593	111,980

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 55,991 and 55,455 shares issued and outstanding, respectively	560	555
Additional paid-in capital	40,659	36,799
Retained earnings	48,495	20,623
Accumulated other comprehensive loss	(27)	—
Total shareholders’ equity	89,687	57,977
Total liabilities and shareholders’ equity	$195,280	$169,957

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited – in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	$161,462	$138,952	$354,530	$296,905
Cost of sales	58,958	52,487	128,925	112,356
Gross profit	102,504	86,465	225,605	184,549

Operating expenses:
Sales and marketing	70,517	62,981	150,788	133,073
General and administrative	13,120	12,934	28,743	26,083
Research and development	1,223	613	1,954	1,267
Asset impairment charges	18	—	96	—
Total operating expenses	84,878	76,528	181,581	160,423
Operating income	17,626	9,937	44,024	24,126
Other expense, net	30	56	60	1,776
Income before income taxes	17,596	9,881	43,964	22,350
Income tax expense	6,307	3,679	16,092	8,388

Net income	$11,289	$6,202	$27,872	$13,962

Net income per share – basic	$0.21	$0.12	$0.51	$0.26

Weighted-average shares – basic	54,958	53,911	54,842	53,763

Net income per share – diluted	$0.20	$0.11	$0.50	$0.25

Weighted-average shares – diluted	56,407	55,253	56,157	55,186

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited – in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at January 1, 2011	55,455	$555	$36,799	$20,623	$—	$57,977
Comprehensive income:
Net income	—	—	—	27,872	—	27,872
Unrealized loss on available-for-sale marketable debt securities	—	—	—	—	(27)	(27)
Total comprehensive income						27,845

Exercise of common stock options	297	3	867	—	—	870
Tax effect from stock-based compensation	—	—	958	—	—	958
Stock-based compensation	222	2	2,254	—	—	2,256
Repurchases of common stock	(26)	—	(309)	—	—	(309)
Other	43	—	90	—	—	90
Balance at July 2, 2011	55,991	$560	$40,659	$48,495	$(27)	$89,687

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$27,872	$13,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,386	8,139
Stock-based compensation	2,256	1,491
Net disposals and impairments of assets	89	(2)
Excess tax benefits from stock-based compensation	(1,132)	(901)
Deferred income taxes	2,819	(1,363)
Changes in operating assets and liabilities:
Accounts receivable	2,775	3,596
Inventories	(932)	(790)
Income taxes	1,181	2,059
Prepaid expenses and other assets	(3,212)	33
Accounts payable	(682)	(1,126)
Customer prepayments	(2,451)	(284)
Accrued compensation and benefits	(2,716)	4,578
Other taxes and withholding	(320)	(618)
Warranty liabilities	(314)	(96)
Other accruals and liabilities	2,066	(89)
Net cash provided by operating activities	33,685	28,589

Cash flows from investing activities:
Investments in marketable debt securities	(40,021)	—
Purchases of property and equipment	(9,585)	(1,744)
Increase in restricted cash	(2,650)	—
Proceeds from sales of property and equipment	7	3
Net cash used in investing activities	(52,249)	(1,741)

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,500)	(1,573)
Excess tax benefits from stock-based compensation	1,132	901
Proceeds from issuance of common stock	870	120
Repurchases of common stock	(309)	(1,360)
Debt issuance costs	—	(139)
Net cash provided by (used in) financing activities	193	(2,051)

Net (decrease) increase in cash and cash equivalents	(18,371)	24,797
Cash and cash equivalents, at beginning of period	76,016	12,184
Cash and cash equivalents, at end of period	$57,645	$36,981

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended July 2, 2011 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of July 2, 2011, and January 1, 2011 and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

Cash and Cash Equivalents

Cash and cash equivalents included highly liquid marketable debt securities of $20.0 million and $45.0 million at July 2, 2011, and January 1, 2011, respectively. Marketable debt securities included in cash and cash equivalents have an original maturity of three months or less when purchased.

Change in Accounting Principle - Cash and Cash Equivalents

At the beginning of 2011, we changed our accounting policy for payments due from financial services companies for credit card and debit card transactions. Historically, at each reporting period, we classified all credit card and debit card transactions that processed in less than seven days as cash and cash equivalents on our consolidated balance sheets. We now classify these credit card and debit card transactions as accounts receivable until the cash is received. We believe that our new policy is preferable because the presentation (i) more appropriately aligns with our view that these credit card and debit card transactions are not part of our cash management processes (i.e., these receivables are non-interest bearing and are not taken into consideration when making cash management decisions), and (ii) is more consistent with the nature of the credit card and debit card receivables, which are subject to the credit risk of the financial services companies. Our new policy resulted in the adjustment of certain amounts in our consolidated balance sheets and consolidated statements of cash flows. This change in accounting principle had no effect on our previously reported consolidated shareholders’ equity or consolidated net income.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The change in accounting principle has been applied retrospectively by adjusting all previously reported amounts to conform to our new policy. A summary of the retrospective application is as follows for the periods presented in this Form 10-Q (in thousands):

	July 2, 2011			January 1, 2011
	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Adjustment	As Adjusted
Condensed consolidated balance sheets
Cash and cash equivalents	$60,665	$(3,020)	$57,645	$81,361	$(5,345)	$76,016
Accounts receivable	4,114	3,020	7,134	4,564	5,345	9,909

	Six months ended July 2, 2011			Six months ended July 3, 2010
	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Adjustment	As Adjusted
Condensed consolidated statements of cash flows
Cash flows from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	$450	$2,325	$2,775	$960	$2,636	$3,596
Net cash provided by operating activities	31,360	2,325	33,685	25,953	2,636	28,589

Net (decrease) increase in cash and cash equivalents	$(20,696)	$2,325	$(18,371)	$22,161	$2,636	$24,797
Cash and cash equivalents, at beginning of period	81,361	(5,345)	76,016	17,717	(5,533)	12,184
Cash and cash equivalents, at end of period	$60,665	$(3,020)	$57,645	$39,878	$(2,897)	$36,981

Investments

Our investment portfolio is currently comprised of U.S. Treasury securities. The value of these securities is subject to market and credit volatility during the period these investments are held. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments with current maturities of greater than three months but less than one year are recorded as marketable debt securities - current. Our investments with current maturities of more than one year are recorded as marketable debt securities – non-current. Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive gain (loss). Other-than-temporary declines in market value from original cost are charged to other expense, net in the period in which the loss occurs, and a new cost basis for the security is established. In determining whether an other-than-temporary decline in the market value has occurred, we consider the duration and extent that the fair value of the investment is below its cost. There were no other-than-temporary declines in market value during the six months ended July 2, 2011.

Realized gains and losses, if any, are calculated on the specific identification method and are measured and reclassified from accumulated other comprehensive gain (loss) in the consolidated balance sheet to other expense, net in the consolidated statement of operations.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Subsequent Events

Events that have occurred subsequent to July 2, 2011 have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require recognition or disclosure in the condensed consolidated financial statements as of or for the period ended July 2, 2011.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding fair value measurements.  The new guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. As this is a financial statement presentation issue, we do not expect the adoption of this new guidance to have a significant impact on our consolidated results of operations, financial position or cash flows. This new guidance will be effective for us beginning in the first quarter of 2012 and is to be applied on a prospective basis.

In June 2011, the FASB issued new guidance regarding the presentation of other comprehensive income. The objective of the new guidance is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance does not change the items that are required to be reported in other comprehensive income, but changes the presentation of those items in the consolidated financial statements.  As this is a financial statement presentation issue, we do not expect the adoption of this new guidance to have a significant impact on our consolidated results of operations, financial position or cash flows. This guidance will be effective for us beginning in the first quarter of 2012 and is to be applied on a retrospective basis.

2. Fair Value Measurements

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

At July 2, 2011, we had $20.0 million of marketable debt securities – current and $20.0 million of marketable debt securities – non-current. These securities are comprised of U. S. Treasury securities and are classified as Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

At July 2, 2011 and January 1, 2011, we had $1.2 million and $0.8 million, respectively, of marketable securities that fund our deferred compensation plan. We also had corresponding deferred compensation plan liabilities of $1.2 million and $0.8 million at July 2, 2011, and January 1, 2011, respectively. Substantially all of the marketable securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the marketable securities offset those associated with the corresponding deferred compensation liabilities.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Inventories

Inventories consisted of the following (in thousands):

	July 2, 2011	January 1, 2011
Raw materials	$5,315	$4,759
Work in progress	107	65
Finished goods	15,157	14,823
	$20,579	$19,647

4. Investments

Investments at July 2, 2011 were comprised of the following (in thousands):

	Amortized Cost	Fair Value(1)
Marketable debt securities – current – U.S. Treasury securities – due in less than one year	$19,982	$19,980
Marketable debt securities – non-current – U.S. Treasury securities – due in 12 to 18 months	20,052	20,012
	$40,034	$39,992

(1) See Note 2 for discussion of fair value.

There were no sales or redemptions of available-for-sale securities, and therefore no realized gains or losses, during the six months ended July 2, 2011. We held no short-term or long-term investments at January 1, 2011.

5. Debt

Credit Agreement

Our credit agreement with Wells Fargo Bank, National Association (“Credit Agreement”) provides a $20.0 million secured revolving credit facility for working capital and general corporate purposes, including up to $10.0 million available for issuances of letters of credit. Outstanding letters of credit reduce the amounts available under this credit facility. The Credit Agreement expires on July 1, 2012.

At July 2, 2011, and January 1, 2011, $20.0 million and $17.0 million, respectively, were available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. As of July 2, 2011, we had no outstanding letters of credit. As of January 1, 2011, we had $3.0 million of outstanding letters of credit.

Capital Lease Obligations

We entered into a capital lease totaling $0.1 million for certain computer equipment during the six months ended July 2, 2011. We had outstanding capital lease obligations of $0.5 million and $0.7 million at July 2, 2011, and January 1, 2011, respectively. At July 2, 2011, and January 1, 2011, $0.3 million and $0.4 million, respectively, were included in other current liabilities and $0.2 million and $0.3 million, respectively, were included in other long-term liabilities in our condensed consolidated balance sheets.

6. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock on the date of grant. Generally, options vest proportionally over periods of three to four years from the dates of the grant and expire after ten years. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense for the three months ended July 2, 2011, and July 3, 2010, was $1.1 million and $0.7 million, respectively. Stock-based compensation expense for the six months ended July 2, 2011, and July 3, 2010, was $2.3 million and $1.5 million, respectively.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended July 2, 2011, and July 3, 2010, our contributions, net of forfeitures, were $0.5 million and $0.3 million, respectively. During the six months ended July 2, 2011, and July 3, 2010, our contributions, net of forfeitures, were $0.9 million and $0.3 million, respectively.

8. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest expense	$64	$70	$121	$680
Interest income	(34)	(14)	(61)	(18)
Write-off unamortized debt cost	—	—	—	1,114
Other expense, net	$30	$56	$60	$1,776

9. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$11,289	$6,202	$27,872	$13,962

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	54,958	53,911	54,842	53,763
Effect of dilutive securities:
Options	911	903	762	971
Restricted shares	538	439	553	452

Diluted weighted-average shares outstanding	56,407	55,253	56,157	55,186

Net income per share – basic	$0.21	$0.12	$0.51	$0.26
Net income per share – diluted	$0.20	$0.11	$0.50	$0.25

We excluded potentially dilutive stock options totaling 1.5 million and 2.4 million for the three and six months ended July 2, 2011, respectively, and 2.5 million and 2.5 million for the three and six months ended July 3, 2010, respectively, from our diluted net income per share calculations because these securities’ exercise prices were greater than the average market price of our common stock.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Commitments and Contingencies

Sales Returns

The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period, and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Balance at beginning of year	$2,944	$2,885
Additions that reduce net sales	19,015	14,784
Deductions from reserves	(18,395)	(14,872)
Balance at end of period	$3,564	$2,797

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

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Balance at beginning of year	$5,744	$7,143
Additions charged to costs and expenses for current-year sales	2,137	1,753
Deductions from reserves	(2,217)	(2,149)
Changes in liability for pre-existing warranties during the current year, including expirations	(233)	300
Balance at end of period	$5,431	$7,047

Legal Proceedings

We are involved from time to time in various legal proceedings arising in the ordinary course of our business. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to pending legal proceedings, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

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

These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;
•	The effectiveness of our marketing messages;
•	The efficiency of our advertising and promotional efforts;
•	Availability of attractive and cost-effective consumer credit options, including the impact of recent changes in federal law that restrict various forms of consumer credit promotional offerings;
•	Our ability to execute our retail distribution strategy;
•	Our ability to continue to improve our product line and service levels, and consumer acceptance of our products, product quality, innovation and brand image;
•	Our ability to achieve and maintain acceptable levels of product quality and acceptable product return and warranty claims rates;
•	Pending and potentially unforeseen litigation;
•	Industry competition and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;
•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;
•	Rising commodity costs and other inflationary pressures;
•	Risks inherent in global sourcing activities;
•	Risks of disruption in the operation of either of our two manufacturing facilities;
•	Increasing government regulation, including flammability standards for the bedding industry;
•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;
•	Our ability to attract and retain senior leadership and other key employees, including qualified sales professionals; and
•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

We generate revenue by selling our products through two complementary distribution channels. Our company-controlled channel sells directly to consumers through our approximately 375 retail stores located across the United States, direct-marketing operations and E-Commerce site at www.sleepnumber.com. Our wholesale channel sells to and through the QVC shopping channel and wholesale customers in Alaska, Hawaii and Australia.

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

Highlights

Financial highlights for the three months ended July 2, 2011 were as follows:

•	Net income increased 82% to $11.3 million, or $0.20 per diluted share, compared with net income of $6.2 million, or $0.11 per diluted share, for the same period one year ago.
•	Net sales increased 16% to $161.5 million, compared with $139.0 million for the same period one year ago, primarily due to a 20% comparable sales increase in our company-controlled channel.
•
Operating income improved to $17.6 million, or 10.9% of net sales, for the three months ended July 2, 2011, compared with $9.9 million, or 7.2% of net sales, for the same period one year ago. The operating income improvement was driven by strong comparable sales growth and efficiency enhancements. Sales-per-store (for stores open at least one year), on a trailing twelve-month basis, increased by 25% to $1.5 million.

•	Cash provided by operating activities totaled $33.7 million for the six months ended July 2, 2011, compared with $28.6 million for the same period one year ago.
•
As of July 2, 2011, cash, cash equivalents and marketable debt securities totaled $97.6 million compared with $76.0 million at January 1, 2011, and we had no borrowings under our revolving credit facility.

Index

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
Net sales	$161.5	100.0%	$139.0	100.0%	$354.5	100.0%	$296.9	100.0%
Cost of sales	59.0	36.5%	52.5	37.8%	128.9	36.4%	112.4	37.8%
Gross profit	102.5	63.5%	86.5	62.2%	225.6	63.6%	184.5	62.2%

Operating expenses:
Sales and marketing	70.5	43.7%	63.0	45.3%	150.8	42.5%	133.1	44.8%
General and administrative	13.1	8.1%	12.9	9.3%	28.7	8.1%	26.1	8.8%
Research and development	1.2	0.8%	0.6	0.4%	2.0	0.6%	1.3	0.4%
Asset impairment charges	0.0	0.0%	0.0	0.0%	0.1	0.0%	0.0	0.0%
Total operating expenses	84.9	52.6%	76.5	55.1%	181.6	51.2%	160.4	54.0%
Operating income	17.6	10.9%	9.9	7.2%	44.0	12.4%	24.1	8.1%
Other expense, net	0.0	0.0%	0.1	0.0%	0.1	0.0%	1.8	0.6%
Income before income taxes	17.6	10.9%	9.9	7.1%	44.0	12.4%	22.4	7.5%
Income tax expense	6.3	3.9%	3.7	2.6%	16.1	4.5%	8.4	2.8%
Net income	$11.3	7.0%	$6.2	4.5%	$27.9	7.9%	$14.0	4.7%

Net income per share:
Basic	$0.21		$0.12		$0.51		$0.26
Diluted	$0.20		$0.11		$0.50		$0.25
Weighted-average number of common shares:
Basic	55.0		53.9		54.8		53.8
Diluted	56.4		55.3		56.2		55.2

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Percent of net sales:
Company-Controlled	95.8%	94.0%	95.9%	94.6%
Wholesale	4.2%	6.0%	4.1%	5.4%
Total	100.0%	100.0%	100.0%	100.0%

Index

The components of total sales growth, including comparable sales changes, were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales change rates:
Retail comparable-store sales	25%	28%	28%	29%
Direct and E-Commerce	(13%)	6%	(8%)	11%
Company-Controlled comparable sales change	20%	25%	23%	25%
Net store openings/closings	(2%)	(7%)	(2%)	(6%)
Total Company-Controlled channel	18%	18%	21%	19%
Wholesale	(19%)	(18%)	(8%)	(31%)
Total net sales change	16%	15%	19%	14%

The number of company-controlled retail stores was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Company-Controlled retail stores:
Beginning of period	375	399	386	403
Opened	5	—	6	—
Closed	(5)	(4)	(17)	(8)
End of period	375	395	375	395

Comparison of Three Months Ended July 2, 2011 with Three Months Ended July 3, 2010

Net sales
Net sales increased 16% to $161.5 million for the three months ended July 2, 2011, compared with $139.0 million for the same period one year ago. The sales increase was driven by a 20% comparable sales increase in our company-controlled channel. This increase was partially offset by a decrease in our wholesale channel sales and a decrease in sales resulting from the year-over-year decline in the number of retail stores we operated. Company-controlled sales of mattress units increased 7% compared to the same period one year ago. Average mattress sales per mattress unit in our company-controlled channel increased by 10%. Sales of other products and services increased by 25%.

The $22.5 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $27.2 million increase in sales from our company-controlled comparable retail stores, partially offset by a $0.9 million sales decrease resulting from the net decline in the number of stores we operated, (ii) a $2.2 million decrease in direct and E-Commerce sales and (iii) a $1.6 million decrease in our wholesale channel sales.

Gross profit
The gross profit rate increased to 63.5% of net sales for the three months ended July 2, 2011, compared with 62.2% for the prior year period. Approximately 1.4 percentage points (“ppt.”) of the gross profit rate improvement was due to a more profitable promotional sales mix, manufacturing efficiencies, including material cost reductions, selected product price increases and leverage from the higher sales volume.

Sales and marketing expenses
Sales and marketing expenses for the three months ended July 2, 2011 increased 12% to $70.5 million, or 43.7% of net sales, compared with $63.0 million, or 45.3% of net sales, for the same period one year ago. The $7.5 million increase was primarily due to a $4.0 million, or 25%, increase in media spending and an increase in variable selling expenses due to the higher sales volume, partially offset by a decrease in expenses resulting from the reduction in our store base compared to last year. The sales and marketing expense rate declined 1.6 ppt. compared with the same period one year ago due to the leveraging impact of the 16% net sales increase and expense savings from store closures.

Index

General and administrative expenses
General and administrative (“G&A”) expenses increased $0.2 million to $13.1 million for the three months ended July 2, 2011, compared with $12.9 million for the same period one year ago, but decreased to 8.1% of net sales, compared with 9.3% of net sales in the prior year period. The increase in G&A expenses was primarily due to a $1.3 million increase in employee compensation expenses including higher performance-based incentive compensation resulting from continued strong financial performance in the second quarter of 2011, salary and wages increases which were in-line with inflation and increased stock-based compensation expense. The $1.3 million increase was partially offset by the benefit from a $1.1 million reduction to previously recorded contingent liabilities. The G&A expense rate decreased by 1.2 ppt. in the current period compared with the same period one year ago, primarily due to the leveraging impact of the 16% net sales increase and the reduction in contingent liabilities.

Research and development expenses
Research and development expenses for the three months ended July 2, 2011 were $1.2 million, or 0.8% of net sales, compared with $0.6 million, or 0.4% of sales for the same period one year ago.  The $0.6 million increase was due to costs incurred in the development of bed model enhancements.

Asset impairment charges
During the three months ended July 2, 2011, we recognized asset impairment charges of $18 thousand related to certain store assets. During the three months ended July 3, 2010, we recognized no asset impairment charges as our quarterly evaluations indicated that the carrying values of our long-lived assets were fully recoverable.

Other expense, net
Other expense, net was $30 thousand for the three months ended July 2, 2011, compared with $56 thousand for the comparable period one-year ago.

Income tax expense
Income tax expense was $6.3 million for the three months ended July 2, 2011, compared with $3.7 million for the same period one year ago. The effective tax rate for the three months ended July 2, 2011 decreased to 35.8% compared with 37.2% for the prior-year period. The current-year effective tax rate benefited from an increase in the tax deduction related to manufacturing activities.

Comparison of Six Months Ended July 2, 2011 with Six Months Ended July 3, 2010

Net sales
Net sales increased 19% to $354.5 million for the six months ended July 2, 2011, compared with $296.9 million for the same period one year ago. The sales increase was primarily due to a 23% comparable sales increase in our company-controlled channel. This increase was partially offset by a year-over-year decline in sales due to a reduction in the number of retail stores we operated and a decrease in wholesale channel sales. Company-controlled sales of mattress units increased 10% compared to the same period one year ago. Average mattress sales per mattress unit in our company-controlled channel increased by 9%. Sales of other products and services increased by 27%.

The $57.6 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $64.5 million increase in sales from our company-controlled comparable retail stores, partially offset by a $2.9 million sales decrease resulting from the net decline in the number of stores we operated, (ii) a $2.7 million decrease in direct and E-Commerce sales and (iii) a $1.3 million decrease in the wholesale channel sales.

Gross profit
The gross profit rate improved to 63.6% of net sales for the six months ended July 2, 2011, compared with 62.2% for the prior year period. Approximately 1.5 ppt. of the gross profit rate improvement was due to manufacturing efficiencies, including material cost reductions, a more profitable promotional sales mix, selected product price increases and leverage from the higher sales volume.

Sales and marketing expenses
Sales and marketing expenses for the six months ended July 2, 2011 increased 13% to $150.8 million, or 42.5% of net sales, compared with $133.1 million, or 44.8% of net sales, for the same period one year ago. The $17.7 million increase was primarily due to a $9.4 million, or 27%, increase in media spending and an increase in variable selling expenses due to the higher sales volume, partially offset by a decrease in expenses resulting from the reduction in our store base. The sales and marketing expense rate declined 2.3 ppt. compared with the same period one year ago due to the leveraging impact of the 19% net sales increase and expense savings from store closures.

Index

General and administrative expenses

General and administrative expenses increased to $28.7 million, or 8.1% of net sales, for the six months ended July 2, 2011, compared with $26.1 million, or 8.8% of net sales, for the same period one year ago. The $2.6 million increase in G&A expenses was primarily due to a $3.0 million increase in employee compensation expenses including higher performance-based incentive compensation resulting from strong financial performance during the first six months of 2011, salary and wages increases which were in-line with inflation and increased stock-based compensation expense. The $3.0 million increase was partially offset by the benefit from a $1.1 million reduction to previously recorded contingent liabilities. The G&A expense rate decreased by 0.7 ppt. in the current period compared with the same period one year ago, primarily due to the leveraging impact of the 19% net sales increase and the reduction in contingent liabilities.

Research and development expenses
Research and development expenses for the six months ended July 2, 2011 were $2.0 million, or 0.6% of net sales, compared with $1.3 million, or 0.4% of sales for the same period one year ago. The $0.7 million increase was due to costs incurred in the development of bed model enhancements.

Asset impairment charges
During the six months ended July 2, 2011, we recognized impairment charges of $0.1 million related to production machinery, computer equipment and certain store assets. During the six months ended July 3, 2010, we recognized no asset impairment charges as our quarterly evaluations indicated that the carrying values of our long-lived assets were fully recoverable.

Other expense, net
Other expense, net was $0.1 million for the six months ended July 2, 2011, compared with $1.8 million for the same period one year ago. Other expense, net for the six months ended July 3, 2010 included a $1.1 million write-off of unamortized debt costs as we entered into a new credit agreement on March 26, 2010 and terminated our prior credit agreement. The remaining reduction is primarily due to lower debt amortization costs associated with our current credit agreement as compared with our prior credit agreement.

Income tax expense
Income tax expense was $16.1 million for the six months ended July 2, 2011, compared with $8.4 million for the same period one year ago. The effective tax rate for the six months ended July 2, 2011 decreased to 36.6% compared with 37.5% for the prior-year period. The current-year effective tax rate benefited from an increase in the tax deduction related to manufacturing activities.

Liquidity and Capital Resources

As of July 2, 2011, we had cash and cash equivalents of $57.6 million compared with $76.0 million as of January 1, 2011. The $18.4 million decrease in cash and cash equivalents was primarily due to $52.2 million of cash used in investing activities, including a $40.0 million investment in marketable debt securities offset by $33.7 million of cash provided by operating activities.

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

Index

The following table summarizes our cash flows for the three and six months ended July 2, 2011, and July 3, 2010 (dollars in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	July 2, 2011	July 3, 2010
Total cash provided by (used in):
Operating activities	$33.7	$28.6
Investing activities	(52.2)	(1.7)
Financing activities	0.2	(2.1)
Net (decrease) increase in cash and cash equivalents	$(18.4)	$24.8

Cash provided by operating activities for the six months ended July 2, 2011 was $33.7 million compared with $28.6 million for the six months ended July 3, 2010. The $5.1 million year-over-year increase in cash from operating activities was comprised of the $13.9 million improvement in our net income compared with the same period one year ago and a $3.1 million increase in adjustments to reconcile net income to net cash provided by operating activities, partially offset by an $11.9 million decrease in cash from changes in operating assets and liabilities. The $3.1 million increase from reconciling adjustments was primarily due to changes in deferred income taxes resulting from accelerated tax depreciation in accordance with recent federal tax legislation, partially offset by decreased depreciation and amortization due primarily to the write-off of unamortized debt costs related to our prior credit agreement in the first quarter of 2010. The $11.9 million decrease in cash from changes in operating assets and liabilities was mainly due to the payment of prior year performance-based incentive compensation in the first quarter of 2011 and timing of payments and receipts.

Investing activities for the six months ended July 2, 2011 included a $40.0 million investment in marketable debt securities (U.S. treasury securities). Property and equipment purchases for the six months ended July 2, 2011 increased to $9.6 million, compared with $1.7 million for the same period one year ago. Capital expenditures, primarily for new and remodeled retail stores and investments in information technology, are projected to be approximately $25.0 million to $30.0 million in 2011 compared with $7.3 million in 2010. After netting planned store openings and closings, we expect to end fiscal 2011 with approximately 380 stores. In addition, during the current year we replaced an outstanding letter of credit held by our workers’ compensation insurance carrier with a $2.7 million restricted cash deposit.

Net cash provided by financing activities was $0.2 million for the six months ended July 2, 2011, compared with net cash used in financing activities of $2.1 million for the same period one year ago. Book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings.

As of July 2, 2011, the remaining authorization under our stock repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares. We continue to focus on strengthening our financial position.

Our credit agreement with Wells Fargo Bank, National Association (“Credit Agreement”) provides a $20.0 million secured revolving credit facility for working capital and general corporate purposes, including up to $10.0 million available for issuances of letters of credit. Outstanding letters of credit reduce the amounts available under this credit facility. The Credit Agreement expires on July 1, 2012. We are subject to certain financial covenants under the Credit Agreement, including a minimum fixed charge coverage ratio, minimum net worth requirements, and maintenance of an aggregate principal balance of zero under the Credit Agreement for a period of not less than 30 consecutive days in each fiscal year. The Credit Agreement is secured by a first priority security interest in our assets and those of our domestic subsidiaries.

At July 2, 2011, and January 1, 2011, $20.0 million and $17.0 million, respectively, were available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. As of July 2, 2011, we had no outstanding letters of credit. As of January 1, 2011, we had $3.0 million of outstanding letters of credit.

Our $97.6 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our credit facility are expected to provide sufficient operating liquidity and funding for capital expenditures for the foreseeable future. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash requirement. As of July 2, 2011 we remained in compliance with all financial covenants.

Index

Non-GAAP Financial Data

In addition to disclosing results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we are also providing non-GAAP financial data that we believe enhances the understanding of our ongoing operations and financial liquidity. Our non-GAAP financial measures are not in accordance with, or preferable to GAAP financial data. We have provided reconciliations from our non-GAAP financial measures to the most comparable GAAP financial measures.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)
We define earnings before interest, taxes, depreciation and amortization (“EBITDA”) as net income plus: income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation and asset impairments consistent with the definition used in our debt covenant calculations. Management believes EBITDA is a useful indicator of our financial performance. Our definition of EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconcile EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.

The following table summarizes our EBITDA calculations for the three months and trailing-twelve months ended July 2, 2011, and July 3, 2010 (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$11,289	$6,202	$45,478	$56,170
Income tax expense (benefit)	6,307	3,679	26,625	(17,098)
Interest expense	64	70	279	4,532
Depreciation and amortization	3,210	3,228	12,815	14,934
Stock-based compensation	1,122	729	4,727	2,898
Asset impairments	18	—	356	199
EBITDA	$22,010	$13,908	$90,280	$61,635

Free Cash Flows
The following table summarizes our free cash flows calculations for the six months and trailing-twelve months ended July 2, 2011, and July 3, 2010 (dollars in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net cash provided by operating activities	$33,685	$28,589	$76,503	$57,501
Subtract: Purchases of property and equipment	9,585	1,744	15,190	2,254
Free cash flows	$24,100	$26,845	$61,313	$55,247

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of July 2, 2011, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at July 2, 2011.

There has been no material change in our contractual obligations since the end of fiscal 2010. See Note 5, Debt, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement and capital lease obligations. See our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for additional information regarding our other contractual obligations.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our short-term and long-term investments in marketable debt securities as of July 2, 2011. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

At July 2, 2011, we had no short-term borrowings. We have not historically managed interest rate risk on our debt through the use of derivative instruments.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of our business. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to pending legal proceedings, we believe that we have valid defenses to claims asserted against us and we do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2011 through April 30, 2011	—	NA	—
May 1, 2011 through May 28, 2011	—	NA	—
May 29, 2011 through July 2, 2011	—	NA	—
Total	—	NA	—	$206,762

(1)
On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250.0 million of our common stock. As of July 2, 2011, the amount remaining under this authorization was $206.8 million. There is no expiration date with respect to this repurchase authority. We may terminate or limit the stock repurchase program at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing
10.1	Ninth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated June 29, 2011	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed July 6, 2011

18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle	Incorporated by reference to Exhibit 18.1 in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed with the SEC on August 1, 2011, formatted in eXtensible Business Reporting Language:  (i) Condensed Consolidated Balance Sheets as of July 2, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2011 and July 3, 2010, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended July 2, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010, and (v) Notes to Condensed Consolidated Financial Statements.
Filed herewith(1)
_________________________
(1)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended, (15 U.S.C. 78r)  or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any document filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: August 1, 2011	By:	/s/ William R. McLaughlin
William R. McLaughlin Chief Executive Officer (principal executive officer)

By:	/s/ Robert J. Poirier
Robert J. Poirier Chief Accounting Officer (principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
10.1	Ninth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated June 29, 2011	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed July 6, 2011

18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle	Incorporated by reference to Exhibit 18.1 in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed with the SEC on August 1, 2011, formatted in eXtensible Business Reporting Language:  (i) Condensed Consolidated Balance Sheets as of July 2, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2011 and July 3, 2010, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended July 2, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010, and (v) Notes to Condensed Consolidated Financial Statements.
Filed herewith(1)
_________________________
(1)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended, (15 U.S.C. 78r)  or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any document filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.