Form 10-Q
period 2011-10-01
SELECT COMFORT CORP
filed 2011-10-28
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 1, 2011

Commission File Number: 0-25121
________________________

SELECT COMFORT CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1597886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9800 59th Avenue North
Minneapolis, Minnesota	55442
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (763) 551-7000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer ☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of October 1, 2011, 56,174,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	October 1, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$96,367	$76,016
Marketable debt securities – current	19,988	—
Accounts receivable, net of allowance for doubtful accounts of $325 and $302, respectively	7,973	9,909
Inventories	20,996	19,647
Prepaid expenses	6,930	6,388
Deferred income taxes	4,129	4,297
Other current assets	5,927	652
Total current assets	162,310	116,909

Marketable debt securities – non-current	20,080	—
Property and equipment, net	38,847	32,953
Deferred income taxes	12,383	15,965
Other assets	4,303	4,130
Total assets	$237,923	$169,957

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,819	$42,025
Customer prepayments	13,614	12,944
Compensation and benefits	25,827	24,857
Taxes and withholding	10,172	5,359
Other current liabilities	17,179	11,671
Total current liabilities	112,611	96,856

Non-current liabilities:
Warranty liabilities	2,991	2,815
Other long-term liabilities	12,208	12,309
Total non-current liabilities	15,199	15,124
Total liabilities	127,810	111,980

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 56,174 and 55,455 shares issued and outstanding, respectively	562	555
Additional paid-in capital	43,791	36,799
Retained earnings	65,731	20,623
Accumulated other comprehensive income	29	—
Total shareholders’ equity	110,113	57,977
Total liabilities and shareholders’ equity	$237,923	$169,957

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited – in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	$199,600	$160,103	$554,130	$457,008
Cost of sales	73,838	60,114	202,763	172,470
Gross profit	125,762	99,989	351,367	284,538

Operating expenses:
Sales and marketing	83,936	68,252	234,724	201,325
General and administrative	14,331	14,286	43,074	40,369
Research and development	1,029	454	2,983	1,721
Asset impairment charges	7	217	103	217
Total operating expenses	99,303	83,209	280,884	243,632
Operating income	26,459	16,780	70,483	40,906
Other income (expense), net	23	(50)	(37)	(1,826)
Income before income taxes	26,482	16,730	70,446	39,080
Income tax expense	9,246	6,242	25,338	14,630

Net income	$17,236	$10,488	$45,108	$24,450

Net income per share – basic	$0.31	$0.19	$0.82	$0.45

Weighted-average shares – basic	55,214	54,129	54,966	53,885

Net income per share – diluted	$0.31	$0.19	$0.80	$0.44

Weighted-average shares – diluted	56,495	55,243	56,306	55,199

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited – in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at January 1, 2011	55,455	$555	$36,799	$20,623	$—	$57,977
Comprehensive income:
Net income	—	—	—	45,108	—	45,108
Unrealized gain on available-for-sale marketable debt securities	—	—	—	—	29	29
Total comprehensive income						45,137

Exercise of common stock options	501	5	2,160	—	—	2,165
Tax effect from stock-based compensation	—	—	1,420	—	—	1,420
Stock-based compensation	204	2	3,672	—	—	3,674
Repurchases of common stock	(30)	—	(350)	—	—	(350)
Other	44	—	90	—	—	90
Balance at October 1, 2011	56,174	$562	$43,791	$65,731	$29	$110,113

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$45,108	$24,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,786	11,313
Stock-based compensation	3,674	2,761
Net disposals and impairments of assets	92	213
Excess tax benefits from stock-based compensation	(1,700)	(1,298)
Deferred income taxes	2,579	(1,757)
Changes in operating assets and liabilities:
Accounts receivable	1,936	4,382
Inventories	(1,349)	(620)
Income taxes	5,187	8,657
Prepaid expenses and other assets	(3,486)	3,293
Accounts payable	2,887	5,785
Customer prepayments	670	(351)
Accrued compensation and benefits	1,176	7,744
Other taxes and withholding	2,199	1,496
Warranty liabilities	1,210	(137)
Other accruals and liabilities	4,556	4,668
Net cash provided by operating activities	74,525	70,599

Cash flows from investing activities:
Investments in marketable debt securities	(40,021)	—
Purchases of property and equipment	(14,492)	(3,521)
Increase in restricted cash	(2,650)	—
Proceeds from sales of property and equipment	11	10
Net cash used in investing activities	(57,152)	(3,511)

Cash flows from financing activities:
Net decrease in short-term borrowings	(537)	(889)
Excess tax benefits from stock-based compensation	1,700	1,298
Proceeds from issuance of common stock	2,165	859
Repurchases of common stock	(350)	(1,373)
Debt issuance costs	—	(143)
Net cash provided by (used in) financing activities	2,978	(248)

Net increase in cash and cash equivalents	20,351	66,840
Cash and cash equivalents, at beginning of period	76,016	12,184
Cash and cash equivalents, at end of period	$96,367	$79,024

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended October 1, 2011 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of October 1, 2011, and January 1, 2011 and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

Cash and Cash Equivalents

Cash and cash equivalents included highly-liquid marketable debt securities of $45.0 million at January 1, 2011. At October 1, 2011, we had no highly-liquid marketable debt securities included in cash and cash equivalents. Marketable debt securities included in cash and cash equivalents have an original maturity of three months or less when purchased.

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

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The change in accounting principle has been applied retrospectively by adjusting all previously reported amounts to conform to our new policy. A summary of the retrospective application is as follows for the periods presented in this Form 10-Q (in thousands):

	October 1, 2011			January 1, 2011
	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Adjustment	As Adjusted
Condensed consolidated balance sheets
Cash and cash equivalents	$100,842	$(4,475)	$96,367	$81,361	$(5,345)	$76,016
Accounts receivable	3,498	4,475	7,973	4,564	5,345	9,909

	Nine months ended October 1, 2011			Nine months ended October 2, 2010
	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Adjustment	As Adjusted
Condensed consolidated statements of cash flows
Cash flows from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	$1,066	$870	$1,936	$2,241	$2,141	$4,382
Net cash provided by operating activities	73,655	870	74,525	68,458	2,141	70,599

Net increase in cash and cash equivalents	$19,481	$870	$20,351	$64,699	$2,141	$66,840
Cash and cash equivalents, at beginning of period	81,361	(5,345)	76,016	17,717	(5,533)	12,184
Cash and cash equivalents, at end of period	$100,842	$(4,475)	$96,367	$82,416	$(3,392)	$79,024

Investments

Our investment portfolio is currently comprised of U.S. Treasury securities. The value of these securities is subject to market and credit volatility during the period these investments are held. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments with original maturities of greater than three months but current maturities of less than one year are recorded as marketable debt securities - current. Our investments with current maturities of more than one year are recorded as marketable debt securities – non-current. Unrealized gains and losses, net of taxes, are reported as a component of accumulated other comprehensive income in our consolidated balance sheets. Other-than-temporary declines in market value, if any, from original cost are charged to other expense, net in the consolidated statements of operations in the period in which the loss occurs, and a new cost basis for the security is established. In determining whether an other-than-temporary decline in the market value has occurred, we consider the duration and extent that the fair value of the investment is below its cost. There were no other-than-temporary declines in market value during 2011.

Realized gains and losses, if any, are calculated on the specific identification method and are measured and reclassified from accumulated other comprehensive income (loss) in the consolidated balance sheet to other income (expense), net in the consolidated statement of operations.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Subsequent Events

Events that have occurred subsequent to October 1, 2011 have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require recognition or disclosure in the condensed consolidated financial statements as of or for the period ended October 1, 2011.

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

In September 2011, the FASB issued new guidance regarding the impairment testing for goodwill. The new guidance allows entities to perform a qualitative assessment before calculating the fair value of a reporting unit. If the entity determines, based on the qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. This guidance did not change how goodwill is calculated or assigned to reporting units, nor did it change the requirement to test goodwill for impairment on an annual basis. In addition, the guidance does not change the requirement to test goodwill for impairment between annual tests if events or circumstances warrant. This guidance will be effective for companies beginning with the first quarter of 2012 with early adoption permitted. We plan to early adopt this new guidance in the fourth quarter of fiscal 2011. The adoption of this new guidance will not have a significant impact on our consolidated results of operations, financial position or cash flows.

2. Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

—	Level 1 – observable inputs such as quoted prices in active markets;
—	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
—	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

At October 1, 2011, we had $20.0 million of marketable debt securities – current and $20.1 million of marketable debt securities – non-current. These securities are comprised of U.S. Treasury securities and are classified as Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

At October 1, 2011 and January 1, 2011, we had $1.0 million and $0.8 million, respectively, of marketable securities that fund our deferred compensation plan. We also had corresponding deferred compensation plan liabilities of $1.0 million and $0.8 million at October 1, 2011, and January 1, 2011, respectively. Substantially all of the marketable securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the marketable securities offset those associated with the corresponding deferred compensation liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	October 1, 2011	January 1, 2011
Raw materials	$3,624	$4,759
Work in progress	104	65
Finished goods	17,268	14,823
	$20,996	$19,647

4. Investments

Investments at October 1, 2011 were comprised of the following (in thousands):

	Amortized Cost	Fair Value(1)
Marketable debt securities – current (U.S. Treasury securities, due in less than one year)	$19,988	$19,988
Marketable debt securities – non-current (U.S. Treasury securities, due in 12 to 18 months)	20,033	20,080
	$40,021	$40,068
(1) See Note 2 for discussion of fair value.

During the three and nine months ended October 1, 2011, there were no sales or maturities of marketable debt securities. We held no short-term or long-term investments at January 1, 2011.

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

At October 1, 2011, and January 1, 2011, $20.0 million and $17.0 million, respectively, were available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. As of October 1, 2011, we had no outstanding letters of credit. As of January 1, 2011, we had $3.0 million of outstanding letters of credit.

Capital Lease Obligations

We entered into a capital lease totaling $0.1 million for certain computer equipment during the nine months ended October 1, 2011. We had outstanding capital lease obligations of $0.4 million and $0.7 million at October 1, 2011, and January 1, 2011, respectively. At October 1, 2011, and January 1, 2011, $0.3 million and $0.4 million, respectively, were included in other current liabilities and $0.1 million and $0.3 million, respectively, were included in other long-term liabilities in our condensed consolidated balance sheets.

Index

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock on the date of grant. Generally, options vest proportionally over periods of three to four years from the date of the grant and expire after ten years. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense for the three months ended October 1, 2011, and October 2, 2010, was $1.4 million and $1.3 million, respectively. Stock-based compensation expense for the nine months ended October 1, 2011, and October 2, 2010, was $3.7 million and $2.8 million, respectively.

7. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended October 1, 2011, and October 2, 2010, our contributions, net of forfeitures, were $0.5 million and $0.3 million, respectively. During the nine months ended October 1, 2011, and October 2, 2010, our contributions, net of forfeitures, were $1.3 million and $0.7 million, respectively.

8. Other Income (Expense), Net

Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest income	$47	$19	$108	$37
Interest expense	(24)	(69)	(145)	(749)
Write-off unamortized debt cost	—	—	—	(1,114)
Other income (expense), net	$23	$(50)	$(37)	$(1,826)

9. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$17,236	$10,488	$45,108	$24,450

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	55,214	54,129	54,966	53,885
Effect of dilutive securities:
Options	777	682	804	870
Restricted shares	504	432	536	444

Diluted weighted-average shares outstanding	56,495	55,243	56,306	55,199

Net income per share – basic	$0.31	$0.19	$0.82	$0.45
Net income per share – diluted	$0.31	$0.19	$0.80	$0.44

We excluded potentially dilutive stock options totaling 1.5 million and 1.6 million for the three and nine months ended October 1, 2011, respectively, and 2.5 million and 2.5 million for the three and nine months ended October 2, 2010, respectively, from our diluted net income per share calculations because these securities’ exercise prices were greater than the average market price of our common stock.

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

The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Balance at beginning of year	$2,944	$2,885
Additions that reduce net sales	29,891	22,620
Deductions from reserves	(28,329)	(21,625)
Balance at end of period	$4,506	$3,880

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

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Balance at beginning of year	$5,744	$7,143
Additions charged to costs and expenses for current-year sales	3,902	2,859
Deductions from reserves	(3,573)	(3,329)
Changes in liability for pre-existing warranties during the current year, including expirations	882	333
Balance at end of period	$6,955	$7,006

Legal Proceedings

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible additional losses either because we believe that we have valid defenses to claims asserted against us or the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

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

These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;
•	The effectiveness of our marketing messages;
•	The efficiency of our advertising and promotional efforts;
•	Availability of attractive and cost-effective consumer credit options, including the impact of recent changes in federal law that restrict various forms of consumer credit promotional offerings;
•	Our ability to execute our retail distribution strategy;
•	Our ability to continue to improve our product line and service levels, and consumer acceptance of our products, product quality, innovation and brand image;
•	Our ability to achieve and maintain acceptable levels of product quality and acceptable product return and warranty claims rates;
•	Pending and unforeseen litigation and the potential for adverse publicity associated with litigation;
•	Industry competition and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;
•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;
•	Rising commodity costs and other inflationary pressures;
•	Risks inherent in global sourcing activities;
•	Risks of disruption in the operation of either of our two manufacturing facilities;
•	Increasing government regulation, including flammability standards for the bedding industry;
•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;
•	Our ability to attract and retain senior leadership and other key employees, including qualified sales professionals; and
•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

We generate revenue by selling our products through two complementary distribution channels. Our company-controlled channel sells directly to consumers through our approximately 374 retail stores located across the United States, direct-marketing operations and E-Commerce site at www.sleepnumber.com. Our wholesale channel sells to and through the QVC shopping channel and wholesale customers in Alaska, Hawaii and Australia.

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

Highlights

Financial highlights for the three months ended October 1, 2011 were as follows:

•	Net income increased 64% to $17.2 million, or $0.31 per diluted share, compared with net income of $10.5 million, or $0.19 per diluted share, for the same period one year ago.
•	Net sales increased 25% to $199.6 million, compared with $160.1 million for the same period one year ago, primarily due to a 26% comparable sales increase in our company-controlled channel.
•
Operating income improved to $26.5 million, or 13.3% of net sales, for the three months ended October 1, 2011, compared with $16.8 million, or 10.5% of net sales, for the same period one year ago. The operating income improvement was driven by strong comparable sales growth and efficiency enhancements. Retail sales-per-store (for stores open at least one year), on a trailing twelve-month basis, increased by 29% to $1.6 million.

•	Cash provided by operating activities totaled $74.5 million for the nine months ended October 1, 2011, compared with $70.6 million for the same period one year ago.
•
As of October 1, 2011, cash, cash equivalents and marketable debt securities totaled $136.4 million compared with $76.0 million at January 1, 2011, and we had no borrowings under our revolving credit facility.

Index

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
Net sales	$199.6	100.0%	$160.1	100.0%	$554.1	100.0%	$457.0	100.0%
Cost of sales	73.8	37.0%	60.1	37.5%	202.8	36.6%	172.5	37.7%
Gross profit	125.8	63.0%	100.0	62.5%	351.4	63.4%	284.5	62.3%

Operating expenses:
Sales and marketing	83.9	42.1%	68.3	42.6%	234.7	42.4%	201.3	44.1%
General and administrative	14.3	7.2%	14.3	8.9%	43.1	7.8%	40.4	8.8%
Research and development	1.0	0.5%	0.5	0.3%	3.0	0.5%	1.7	0.4%
Asset impairment charges	—	0.0%	0.2	0.1%	0.1	0.0%	0.2	0.0%
Total operating expenses	99.3	49.8%	83.2	52.0%	280.9	50.7%	243.6	53.3%
Operating income	26.5	13.3%	16.8	10.5%	70.5	12.7%	40.9	9.0%
Other income (expense), net	—	0.0%	(0.1)	0.0%	(0.1)	0.0%	(1.8)	(0.4%)
Income before income taxes	26.5	13.3%	16.7	10.4%	70.4	12.7%	39.1	8.6%
Income tax expense	9.2	4.6%	6.2	3.9%	25.3	4.6%	14.6	3.2%
Net income	$17.2	8.6%	$10.5	6.6%	$45.1	8.1%	$24.5	5.4%

Net income per share:
Basic	$0.31		$0.19		$0.82		$0.45
Diluted	$0.31		$0.19		$0.80		$0.44
Weighted-average number of common shares:
Basic	55.2		54.1		55.0		53.9
Diluted	56.5		55.2		56.3		55.2

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Percent of net sales:
Company-Controlled	96.8%	96.0%	96.2%	95.1%
Wholesale	3.2%	4.0%	3.8%	4.9%
Total	100.0%	100.0%	100.0%	100.0%

The components of total sales growth, including comparable sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales change rates:
Retail comparable-store sales	29%	16%	28%	24%
Direct and E-Commerce	(2%)	4%	(6%)	9%
Company-Controlled comparable sales change	26%	15%	24%	21%
Net store openings/closings	0%	(4%)	(1%)	(5%)
Total Company-Controlled channel	26%	11%	23%	16%
Wholesale	(1%)	(32%)	(6%)	(32%)
Total net sales change	25%	9%	21%	12%

Index

Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Other sales metrics:
Average sales per store(1) (dollars in thousands)	$1,611	$1,252
Average sales per square foot(1)	$1,071	$850
Stores > $1 million in net sales(1)	90%	68%
Stores > $2 million in net sales(1)	18%	6%
Average mattress sales per mattress unit – Company–Controlled channel	$2,252	$2,031	$2,191	$2,002

(1)	Trailing twelve months for stores open at least one year.

The number of company-controlled retail stores was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Company-Controlled retail stores:
Beginning of period	375	395	386	403
Opened	3	2	9	2
Closed	(4)	(5)	(21)	(13)
End of period	374	392	374	392

Comparison of Three Months Ended October 1, 2011 with Three Months Ended October 2, 2010

Net sales
Net sales increased 25% to $199.6 million for the three months ended October 1, 2011, compared with $160.1 million for the same period one year ago. The sales increase was primarily driven by a 26% comparable sales increase in our company-controlled channel. Company-controlled sales of mattress units increased 12% compared to the same period one year ago. Average mattress sales per mattress unit in our company-controlled channel increased by 11%. Sales of other products and services increased by 34%.

The $39.5 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $38.6 million increase in sales from our company-controlled comparable retail stores and a $1.2 million sales increase resulting from the net change in sales from store openings and closings, (ii) a $0.2 million decrease in direct and E-Commerce sales, and (iii) a $0.1 million decrease in wholesale channel sales.

Gross profit
The gross profit rate increased to 63.0% of net sales for the three months ended October 1, 2011, compared with 62.5% for the prior year period. Approximately 1.6 percentage points (“ppt.”) of the gross profit rate improvement was due to selected product price increases, manufacturing efficiencies, including material cost reductions, and leverage from the higher sales volume. These improvements were partially offset by additional customer-services reserves established in the third quarter of 2011 (0.8 ppt.).

Sales and marketing expenses
Sales and marketing expenses for the three months ended October 1, 2011 increased 23.0% to $83.9 million, or 42.1% of net sales, compared with $68.3 million, or 42.6% of net sales, for the same period one year ago. The $15.7 million increase was primarily due to a $6.6 million, or 38%, increase in media spending, an increase in variable selling expenses due to the higher sales volume, and an increase in customer financing expenses as a larger percentage of our customers took advantage of promotional financing offers. The sales and marketing expense rate declined 0.5 ppt. compared with the same period one year ago due to the leveraging impact of the 25% net sales increase.

General and administrative expenses
General and administrative (“G&A”) expenses for the three months ended October 1, 2011 remained consistent with the same period one year ago at $14.3 million, but decreased to 7.2% of net sales, compared with 8.9% of net sales in the prior year period. Current period G&A expenses included a $0.6 million increase in employee compensation expenses resulting from (i) higher performance-based incentive compensation, due to the continued strong financial performance in the third quarter of 2011, (ii) salaries and wages increases that were in-line with inflation, and (iii) increased stock-based compensation expense. The $0.6 million increase was offset by reductions in consulting fees and rent expense. The G&A expense rate decreased by 1.7 ppt. in the current period compared with the same period one year ago, due to the leveraging impact of the 25% net sales increase.

Index

Research and development expenses
Research and development expenses for the three months ended October 1, 2011 were $1.0 million, or 0.5% of net sales, compared with $0.5 million, or 0.3% of net sales for the same period one year ago. The $0.6 million increase was due to costs incurred in the development of bed model enhancements.

Asset impairment charges
During the three months ended October 1, 2011, we recognized asset impairment charges of $7 thousand related to certain store assets. During the three months ended October 2, 2010, we recognized $0.2 million of asset impairment charges related to assets at underperforming stores.

Other income (expense), net
Other income, net was $23 thousand for the three months ended October 1, 2011, compared with other expense, net of $50 thousand for the comparable period one year ago. The current-year improvement in other income (expense), net was mainly due to the increase in our average cash and marketable debt securities balance for the three months ended October 1, 2011 compared with the same period one year ago.

Income tax expense
Income tax expense was $9.2 million for the three months ended October 1, 2011 compared with $6.2 million for the same period one year ago. The effective tax rate for the three months ended October 1, 2011 decreased to 34.9% compared with 37.3% for the prior-year period. The current-year effective tax rate benefited from an increase in the tax deduction related to manufacturing activities.

Comparison of Nine Months Ended October 1, 2011 with Nine Months Ended October 2, 2010

Net sales
Net sales increased 21% to $554.1 million for the nine months ended October 1, 2011, compared with $457.0 million for the same period one year ago. The sales increase was primarily due to a 24% comparable sales increase in our company-controlled channel. This increase was partially offset by a decrease in direct and E-Commerce sales, a year-over-year decline in sales due to a net decline in the number of retail stores we operated, and a decrease in wholesale channel sales. Company-controlled sales of mattress units increased 11% compared to the same period one year ago. Average mattress sales per mattress unit in our company-controlled channel increased by 9%. Sales of other products and services increased by 29%.

The $97.1 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $103.1 million increase in sales from our company-controlled comparable retail stores, partially offset by a $1.7 million sales decrease resulting from the net decline in the number of stores we operated, (ii) a $2.9 million decrease in direct and E-Commerce sales and (iii) a $1.4 million decrease in the wholesale channel sales.

Gross profit
The gross profit rate improved to 63.4% of net sales for the nine months ended October 1, 2011, compared with 62.3% for the prior year period. Approximately 1.6 ppt. of the gross profit rate improvement was due to manufacturing efficiencies, including material cost reductions, a more profitable promotional sales mix, selected product price increases and leverage from the higher sales volume. These improvements were partially offset by additional customer-service reserves established in the third quarter of 2011 (0.3 ppt.).

Sales and marketing expenses
Sales and marketing expenses for the nine months ended October 1, 2011 increased 17% to $234.7 million, or 42.4% of net sales, compared with $201.3 million, or 44.1% of net sales, for the same period one year ago. The $33.4 million increase was primarily due to a $16.0 million, or 31%, increase in media spending, an increase in variable selling expenses due to the higher sales volume and an increase in customer financing expenses as a larger percentage of our customers took advantage of promotional financing offers. These increases were partially offset by a decrease in fixed expenses resulting from the reduction in our store base. The sales and marketing expense rate declined 1.7 ppt. compared with the same period one year ago due to the leveraging impact of the 21% net sales increase and expense savings from store closures.

Index

General and administrative expenses
General and administrative expenses increased to $43.1 million, or 7.8% of net sales, for the nine months ended October 1, 2011, compared with $40.4 million, or 8.8% of net sales, for the same period one year ago. The $2.7 million increase in G&A expenses was primarily due to a $3.6 million increase in employee compensation expenses including higher performance-based incentive compensation resulting from our strong financial performance during the first nine months of 2011, salaries and wages increases which were in-line with inflation, and increased stock-based compensation expense. The $3.6 million increase was partially offset by the benefit from a $1.1 million reduction to previously recorded contingent liabilities in the second quarter of 2011. The G&A expense rate decreased by 1.0 ppt. in the current period compared with the same period one year ago, primarily due to the leveraging impact of the 21% net sales increase and the reduction in contingent liabilities.

Research and development expenses
Research and development expenses for the nine months ended October 1, 2011 were $3.0 million, or 0.5% of net sales, compared with $1.7 million, or 0.4% of net sales for the same period one year ago. The $1.3 million increase was due to costs incurred in the development of bed model enhancements.

Asset impairment charges
During the nine months ended October 1, 2011, we recognized asset impairment charges of $0.1 million related to production machinery, computer equipment and certain store assets. During the nine months ended October 2, 2010, we recognized asset impairment charges of $0.2 million related to assets at underperforming stores.

Other expense, net
Other expense, net was $37 thousand for the nine months ended October 1, 2011, compared with $1.8 million for the same period one year ago. Other expense, net for the nine months ended October 2, 2010 included a $1.1 million write-off of unamortized debt costs as we entered into a new credit agreement on March 26, 2010 and terminated our prior credit agreement. The remaining reduction is primarily due to lower debt amortization costs associated with our current credit agreement as compared with our prior credit agreement.

Income tax expense
Income tax expense was $25.3 million for the nine months ended October 1, 2011, compared with $14.6 million for the same period one year ago. The effective tax rate for the nine months ended October 1, 2011 decreased to 36.0% compared with 37.4% for the prior-year period. The current-year effective tax rate benefited from an increase in the tax deduction related to manufacturing activities.

Liquidity and Capital Resources

As of October 1, 2011, we had cash, cash equivalents and marketable debt securities of $136.4 million compared with $76.0 million as of January 1, 2011. The $60.4 million increase was primarily due to $74.5 million of cash provided by operating activities offset by $14.5 million of cash used to purchase property and equipment.

Effective in the first quarter of 2011, we changed our accounting policy for payments due from financial services companies for credit card and debit card transactions. Historically, at each reporting period, we classified all credit card and debit card transactions that processed in less than seven days as cash and cash equivalents on our consolidated balance sheets. We now classify these credit card and debit card transactions as accounts receivable until the cash is received. We believe that our new policy is preferable because the presentation (i) more appropriately aligns with our view that these credit card and debit card receivables are not part of our cash management processes (i.e., these receivables are non-interest bearing and are not taken into consideration when making cash management decisions), and (ii) is more consistent with the nature of the credit card and debit card receivables, which are subject to the credit risk of the financial services companies. Our new policy resulted in the adjustment of certain amounts in our consolidated balance sheets and consolidated statements of cash flows. This change in accounting principle had no effect on our previously reported consolidated shareholders’ equity or consolidated net income. See Note 1, Basis of Presentation, for further information and a summary of the effect of the adjustments on our consolidated balance sheets and consolidated statements of cash flows presented in this Form 10-Q.

Index

The following table summarizes our cash flows for the three and nine months ended October 1, 2011, and October 2, 2010 (dollars in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	October 1, 2011	October 2, 2010
Total cash provided by (used in):
Operating activities	$74.5	$70.6
Investing activities	(57.2)	(3.5)
Financing activities	3.0	(0.2)
Net increase in cash and cash equivalents	$20.4	$66.8

Cash provided by operating activities for the nine months ended October 1, 2011 was $74.5 million compared with $70.6 million for the nine months ended October 2, 2010. The $3.9 million year-over-year increase in cash from operating activities was comprised of the $20.7 million improvement in our net income compared with the same period one year ago and a $3.2 million increase in adjustments to reconcile net income to net cash provided by operating activities, partially offset by a $19.9 million decrease in cash from changes in operating assets and liabilities. The $3.2 million increase from reconciling adjustments was primarily due to changes in deferred income taxes resulting from accelerated tax depreciation in accordance with recent federal tax legislation, partially offset by decreased depreciation and amortization due primarily to the write-off of unamortized debt costs related to our prior credit agreement in the first quarter of 2010. The $19.9 million decrease in cash from changes in operating assets and liabilities was mainly due to the timing of payments and receipts, including income taxes and the payment of prior year performance-based incentive compensation in the first quarter of 2011.

Investing activities for the nine months ended October 1, 2011 included a $40.0 million investment in marketable debt securities (U.S. treasury securities). Property and equipment purchases for the nine months ended October 1, 2011 increased to $14.5 million, compared with $3.5 million for the same period one year ago. Capital expenditures, primarily for new and remodeled retail stores and investments in information technology, are projected to be approximately $25.0 million in 2011 compared with $7.3 million in 2010. After netting planned store openings and closings, we expect to end fiscal 2011 with approximately 380 stores. In addition, during the current year we replaced an outstanding letter of credit held by our workers’ compensation insurance carrier with a $2.7 million restricted cash deposit.

Net cash provided by financing activities was $3.0 million for the nine months ended October 1, 2011, compared with net cash used in financing activities of $0.2 million for the same period one year ago. Book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings.

As of October 1, 2011, the remaining authorization under our stock repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares.

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

At October 1, 2011, and January 1, 2011, $20.0 million and $17.0 million, respectively, were available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. As of October 1, 2011, we had no outstanding letters of credit. As of January 1, 2011, we had $3.0 million of outstanding letters of credit.

Our $136.4 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our credit facility are expected to provide sufficient operating liquidity and funding for capital expenditures for the foreseeable future. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash requirement. As of October 1, 2011 we remained in compliance with all financial covenants.

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

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)
We define earnings before interest, taxes, depreciation and amortization (“EBITDA”) as net income plus: income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation and asset impairments consistent with the definition used in our debt covenant calculations. Management believes EBITDA is a useful indicator of our financial performance and our ability to generate cash flows from operations. Our definition of EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.

The following table summarizes our EBITDA calculations for the three months and trailing-twelve months ended October 1, 2011, and October 2, 2010 (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$17,236	$10,488	$52,226	$59,759
Income tax expense (benefit)	9,246	6,242	29,630	(14,232)
Interest expense	24	69	234	2,896
Depreciation and amortization	3,390	3,162	13,043	13,158
Stock-based compensation	1,418	1,270	4,875	3,455
Asset impairments	7	217	145	416
EBITDA	$31,321	$21,448	$100,153	$65,452

Free Cash Flows
The following table summarizes our free cash flows calculations for the nine months and trailing-twelve months ended October 1, 2011, and October 2, 2010 (dollars in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net cash provided by operating activities	$74,525	$70,599	$75,333	$81,739
Subtract: Purchases of property and equipment	14,492	3,521	18,320	3,940
Free cash flows	$60,033	$67,078	$57,013	$77,799

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of October 1, 2011, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at October 1, 2011.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our short-term and long-term investments in marketable debt securities as of October 1, 2011. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

At October 1, 2011, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible additional losses either because we believe that we have valid defenses to claims asserted against us or the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)  Not applicable.

(c)           Issuer Purchases of Equity Securities
(in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2011 through July 30, 2011	—	NA	—
July 31, 2011 through August 27, 2011	—	NA	—
August 28, 2011 through October 1, 2011	—	NA	—
Total	—	NA	—	$206,762

(1)
On April 20, 2007, our Board of Directors authorized the company to repurchase up to an additional $250.0 million of our common stock. As of October 1, 2011, the amount remaining under this authorization was $206.8 million. There is no expiration date with respect to this repurchase authority. We may terminate or limit the stock repurchase program at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Tenth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated July 18, 2011	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed July 22, 2011

10.2	Select Comfort Corporation Non-Employee Director Deferral Plan	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed September 16, 2011

18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle	Incorporated by reference to Exhibit 18.1 in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, filed with the SEC on October 28, 2011, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of October 1, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2011 and October 2, 2010, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended October 1, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010, and (v) Notes to Condensed Consolidated Financial Statements.
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

SELECT COMFORT CORPORATION
(Registrant)

Dated: October 28, 2011	By:	/s/ William R. McLaughlin
William R. McLaughlin Chief Executive Officer (principal executive officer)

By:	/s/ Robert J. Poirier
Robert J. Poirier Chief Accounting Officer (principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Tenth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated July 18, 2011	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed July 22, 2011

10.2	Select Comfort Corporation Non-Employee Director Deferral Plan	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed September 16, 2011

18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle	Incorporated by reference to Exhibit 18.1 in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, filed with the SEC on October 28, 2011, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of October 1, 2011 and January 1, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2011 and October 2, 2010, (iii) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended October 1, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010, and (v) Notes to Condensed Consolidated Financial Statements.
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