Form 10-K
period 2011-12-31
SELECT COMFORT CORP
filed 2012-02-28
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of July 2, 2011, was $720,623,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).

As of January 28, 2012, there were 56,458,000 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Select Comfort®, Sleep Number®, Comfort Club®, Sleep Better on Air®, Select Comfort (logo with double arrow design)®, Firmness Control System™, Precision Comfort®, Corner Lock™, Intralux®, You can only find your Sleep Number® setting on a Sleep Number Bed by Select Comfort™, Select Comfort Creator of the Sleep Number Bed®, What’s Your Sleep Number®?, Grand King®, Personalized Warmth Collection™, GridZone®, It’s the Bed that Counts®, Luxlayer®, Pillow[ology]®, Take Control of Your Sleep®, Changing the way you sleep could change your life®, ComfortFit®, IndividualFit®, PillowFit®, Sleep Number® Inner Circle™, AirFit™, DualAir Technology Inside™ (logo with double arrow design), Dual Loft®, Personal Preference®, Personal Renewal® and our stylized logos are trademarks and/or service marks of Select Comfort. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

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

We wish to caution readers not to place undue reliance on any forward-looking statement and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to review and consider any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.

ITEM 1. BUSINESS

Our Business

Overview

Select Comfort Corporation, based in Minneapolis, Minnesota, was founded in 1987 and is now one of the nation’s leading bed manufacturers and retailers. We design, manufacture, market and distribute the proprietary SLEEP NUMBER® bed, a premium quality, adjustable-firmness mattress, and other sleep-related products. Select Comfort has evolved from a specialty, niche direct marketer, to a nationwide multi-channel business with fiscal 2011 net sales of $743 million.

Our mission is to improve lives by individualizing sleep experiences. From the revolutionary Sleep Number bed to our exclusive SLEEP NUMBER® Bedding Collection, our vision is to set a new standard in sleep through product innovation and integrated experiences delivered by our sales professionals who have been trained to be knowledgeable in sleep and sleep-related products.

The Sleep Number bed features DualAir™ technology, which allows couples to adjust each side of the mattress to his or her ideal level of firmness. The Sleep Number bed is clinically proven to provide better sleep quality compared to a traditional innerspring mattress. In addition, the Sleep Number Bedding Collection offers personalized comfort to complement the Sleep Number bed for a better night’s sleep.

In 1998, Select Comfort became a publicly traded company and is listed on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” When used herein, the terms “Select Comfort,” “Company,” “we,” “us” and “our” refer to Select Comfort Corporation, including consolidated subsidiaries.

Management Transition

On February 27, 2012, we announced that William R. McLaughlin, President and Chief Executive Officer and a member of the Board of Directors of Select Comfort, will retire from Select Comfort effective June 1, 2012. We also announced that Shelly R. Ibach will succeed Mr. McLaughlin as President and Chief Executive Officer, effective June 1, 2012. The Board also elected Ms. Ibach as a director, effective immediately for a term expiring at our 2013 annual meeting of shareholders.

Competitive Strengths

Differentiated, Superior Product

Unlike the “one-size-fits-all” solution offered by other mattress brands, the Sleep Number bed offers personalized comfort that is adjustable on each side. Our proprietary DualAir™ technology, which features two independent air chambers, allows couples to adjust firmness to their own individual preference at the touch of a button.

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

Distinctive Brand

In 2001, we created the Sleep Number brand. This branding strategy allows our marketing communications to focus on our bed’s distinguishing and proprietary features – adjustable firmness and support for personalized comfort. This is represented by the digital Sleep Number setting displayed on the bed remote, with a brand message hierarchy as follows:

•	It is a bed that is adjustable to your ideal level of comfort

•	Perfect for couples because you can adjust firmness on each side

•	Clinically proven to improve the quality of your sleep

Company-Controlled Selling Environment

Over 95% of our sales are generated through our Company-Controlled distribution channel – Retail, Direct Marketing and E-Commerce. Our nationwide chain of retail stores provides a unique mattress shopping experience and offers a relaxed environment designed to provide education on the importance of sleep and the products that best fit customers’ needs.

The SLEEP NUMBER® store is a consumer-centric, interactive shopping environment. A visually stunning storefront, a floor plan with a comfortable, residential feel, and the opportunity to find your Sleep Number setting with the help of a Sleep Professional establishes an emotional connection that elevates the Sleep Number experience to the full potential of the brand.

Controlling the selling process enables us to ensure that the unique benefits of our products are effectively communicated to customers. Our multiple touch-points of service, including sales, delivery and post-sale service, provide several opportunities to communicate with our customers, reinforcing the sale and enabling us to understand and respond quickly to consumer trends and preferences.

Integrated Business Process

We are a vertically integrated business from production through sales and delivery of our products, which enables us to control quality, cost, price and presentation, as well as the unique opportunity to establish ongoing relationships with our customers. The modular design of our Sleep Number bed allows a just-in-time, build-to-order production process which requires minimal inventory in our manufacturing plants and stores, resulting in reduced working capital requirements. Our build-to-order production process also enables our stores to serve primarily as showrooms, without requiring significant product storage capacity, and provides us significant flexibility in changing our product models.

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

Know Our Customers as No One Else Can

As the only major mattress brand that is both a manufacturer and a multi-channel retailer, we have the opportunity to know our customers and the capability to enhance their entire customer experience from researching products, to the sale, delivery, set-up and post-sales follow-up. Our sales professionals and customer service specialists are trained to be knowledgeable in sleep and sleep-related products, and their mission is to assist each customer to individualize their sleep experiences through fast, friendly and accessible service.

We regularly introduce new features and benefits to our Sleep Number beds, through a pipeline of research and development activities. We continually focus on improving the reliability and quality of all the products that we sell. Our latest models emphasize enhanced comfort-layer materials, and several feature advancements in temperature balancing technology. We believe our current line represents the most technologically advanced beds we have ever produced and provides ideal comfort and quality sleep for each individual.

Broaden Awareness and Consideration

Our most significant growth driver has been building brand awareness. The Sleep Number brand has been integrated into both of our sales channels and throughout our internal and external communication programs. We utilize a media mix that includes television, radio and print advertising in support of our Sleep Number marketing campaign, with increasing use of digital advertising in our media mix.

As of December 31, 2011 we operated 381 stores in the U.S., and expect to end 2012 with approximately 400 to 410 stores. In 2010, we migrated from a mix of Sleep Number and Select Comfort store marquees to 100% branded as Sleep Number. We are taking both a national and local market-based approach to our growth — increasing our national advertising and focusing on local marketing, real estate optimization and sales execution. We believe that through marketing and sales execution we can continue to increase average sales per store to further leverage the profitability of our fixed cost store base. Beyond 2012, we plan to continue expanding our retail store base to drive sales and profit growth.

Historically, our company-owned stores have been located in shopping malls. In 2010 we began operating in non-mall locations to help build store and brand awareness. As of December 31, 2011, we operated 29 non-mall stores. The non-mall store format is located in highly-visible, well-traveled locations and is intended to complement our existing mall store base. The non-mall design allows us to increase store square footage to display and sell our entire line of Sleep Number beds and bedding collection, and provide a more differentiated, interactive customer experience.

During 2007, we formed a strategic alliance with two Australian-based companies to manufacture and distribute Sleep Number beds in Australia and New Zealand. Our international distribution network was not a significant part of our total distribution network in 2011, and we do not plan to expand our international distribution during 2012.

We also sell to key commercial partners, which strategically increases awareness of our brand through unique channels. These commercial partners include the QVC television shopping channel, the luxury motor home market, and leading home furnishing retailers in Alaska and Hawaii.

Leverage Our Core Business to Achieve New Levels of Margin

We generated positive net income for six consecutive years from 2002 through 2007. In 2008 our operating results were significantly affected by a decrease in consumer spending, and we generated a net loss. In 2009, 2010 and 2011, we generated operating income of $20.7 million, $52.4 million and $90.5 million, respectively. The expansion of profitability over the last three years is the result of disciplined cost controls, enhancing our marketing strategies and leveraging our advantaged business model, which generates significant variable profit contribution on modest sales gains. As of December 31, 2011, we had no borrowings under our $20 million revolving credit facility and increased our cash and marketable debt securities balance to $146 million from $76 million one year ago.

As we enter 2012, we plan to build on the learnings of recent years, targeting efficient sales gains and reinvesting in the business to drive sales and profit growth, while maintaining expense controls to expand operating margins.

Our Products

Mattresses

We offer Sleep Number beds in three series to help customers choose the bed that is best for them.

•	The Classic Series launched a sleep revolution with personal adjustability at an affordable price. The series includes the Sleep Number c2, c3 and c4 beds.

•	The Performance Series includes our most popular beds, featuring enhanced performance, comfort and a great value. The series includes the Sleep Number p5 and p6 beds.

•	The Innovation Series is the premier experience in personalized comfort combined with leading-edge innovations in sleep technology. The series includes the Sleep Number i8 and i10 beds.

•	In January, we redefined memory foam with the Sleep Number m7 - featuring exclusive CoolFit foam with gel technology that cools, contours and adjusts on each side.

The Sleep Number bed series are available through our U.S. Company-Controlled distribution channel. Each bed series comes in standard mattress sizes, ranging from twin to king, as well as some specialty mattress sizes. Our bed series vary in features, functionality and price. As you move up the line, the Sleep Number bed series offer enhanced features and benefits, including higher quality fabrics, additional cushion and padding, higher overall mattress profiles, Firmness Control Systems with additional functions, and temperature balancing fabrics.

The contouring support of our Sleep Number beds is optimized when used with our specially designed, proprietary modular base. This durable base, used in place of a box spring, is a modular design that can be disassembled and easily moved through staircases, hallways and other tight spaces.

Our U.S. mattress price points range from approximately $699 for the entry-level c2 queen-size mattress to $4,399 for the luxurious Sleep Number i10 queen-size mattress. Our most popular model is the p5 queen-size mattress, which sells for approximately $1,799. Actual prices are at times lower than those quoted due to promotional offerings.

Our unique product design allows us to ship our beds in a modular format to customers throughout the U.S. by United Parcel Service (“UPS”). For an additional fee, customers can take advantage of our Sleep Number® Comfort ServiceSM Home Delivery & Setup, which includes bed assembly and optional mattress removal services.

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

In 2011, after 25 years of offering personalized support and comfort, we’ve introduced a pillow that’s distinctively Sleep Number. Our exclusive AirFit™ Pillow adjusts to an individual’s size, shape and sleeping position for more comfortable sleep. The pillow is available in our exclusive CoolFit™ Foam with gel technology, memory fiber or white goose down.

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

Sales Distribution

Unlike traditional mattress manufacturers, which primarily sell through third-party retailers, over 95% of our net sales are through our Company-Controlled distribution channel (Retail, Direct Marketing and E-Commerce). This enables us to control the selling process to ensure that the unique benefits of our products are effectively presented to customers. Our direct-to-consumer business model enables us to understand and respond quickly to consumer trends and preferences.

Our retail stores accounted for 88% of our net sales in 2011. Average net sales per company-owned store were $1,721,000 in 2011 versus $1,295,000 in 2010, $1,046,000 in 2009, $984,000 in 2008 and $1,318,000 in 2007, with average sales per square foot of $1,135 in 2011 versus $873 in 2010, $710 in 2009, $703 in 2008 and $1,024 in 2007. In 2011, 93% of our stores generated net sales of over $1,000,000.

Our direct marketing call center and E-Commerce website provide national sales coverage, including markets not yet served by one of our retail stores, and accounted for 9% of our net sales in 2011. In addition, they provide a cost-effective way to market our products, are a source of information on our products and refer customers to our stores if there is one near the customer.

Beginning in 2002, we supplemented our sales through semi-exclusive relationships with selected home furnishing retailers and specialty bedding retailers. In August 2009, we discontinued distribution through non-company-controlled mattress retailers in the contiguous United States. This change was part of the Company’s efforts to reignite the Sleep Number brand and did not have a significant impact on sales or profit in 2010 or 2011. At the end of 2011, our retail partner program included retail partners in Hawaii and Alaska.

Marketing and Advertising

In 2011, our goal was to drive awareness and consideration for Sleep Number as well as our stores. With this strategy in mind, we launched a national Sleep Number store experience television campaign.  We also leveraged local advertising and introduced an accelerated growth pilot to build consumer awareness in major markets. This multi-media campaign included national radio, drive-time radio, newspaper ads, inserts and billboards.

Since the campaign was launched, consumers’ unaided store awareness has doubled. The 2011 redesign of the Sleep Number website and an enhanced digital and social media strategy have also increased awareness and consideration of the Sleep Number brand and products. Our total media spending was approximately $92 million in 2011, $70 million in 2010 and $61 million in 2009.

Owners of Sleep Number beds purchased through our Company-Controlled channel are considered Insiders in our InnerCircleSM rewards program. The program is designed primarily to increase referrals and repeat purchases by strengthening our ongoing relationship with our Insiders. Each time a referred customer purchases a bed, the referring Insider receives a $100 coupon for purchase of our products, with increasing benefits for multiple referrals.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by GE Money Bank. Approximately 36% of our net sales in 2011 were financed by GE Money Bank. Our current agreement with GE Money Bank expires February 15, 2016, subject to earlier termination upon certain events and subject to automatic extensions. Under the terms of our agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures. As the receivables are owned by GE Money Bank, at no time are the receivables purchased or acquired from us. We are not liable to GE Money Bank for our customers’ credit defaults. In connection with all purchases financed under these arrangements, GE Money Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Customers that do not qualify for credit under our agreement with GE Money Bank may apply for credit under a secondary program that we offer through another provider.

Operations

Manufacturing and Distribution

We have two manufacturing plants (one in Irmo, South Carolina and the other in Salt Lake City, Utah) which distribute products in the U.S. and Canada. The manufacturing operations in South Carolina and Utah consist of quilting and sewing of the fabric covers for our beds, and final assembly and packaging of mattresses and bases. In addition, our electrical Firmness Control Systems are assembled in our Utah plant.

We manufacture beds on a just-in-time basis to fulfill orders rather than stocking inventory, which enables us to maintain lower levels of finished goods inventory and operate with limited regional warehousing. Orders are shipped, typically within 48 hours following order receipt, from our manufacturing facilities via UPS or through our Company-Controlled home delivery, assembly and mattress removal service. Products are usually received by the customer within five to 14 days from the date of order.

We obtain all of the raw materials and components used to produce our beds from outside sources. A number of components, including our proprietary air chambers, our proprietary blow-molded bases, and various components for our Firmness Control Systems, as well as fabrics and zippers, are sourced from suppliers who currently serve as our sole source of supply for these components. We believe we can obtain these raw materials and components from other sources of supply, although we could experience some short-term disruption in our ability to fulfill orders in the event of an unexpected loss of supply from one of the primary suppliers. In 2005, we began identifying secondary sources in order to provide continuity of supply for various components. We will continue to utilize dual sourcing on targeted components when effective.

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

We have taken, and continue to take, various measures to mitigate the potential impact of an unexpected disruption in supply from any sole-source suppliers, including increasing safety stocks and identifying potential secondary sources of supply. All of the suppliers that produce unique or proprietary products for us have in place either contingency or disaster recovery plans or redundant production capabilities in other locations in order to safeguard against any unforeseen disasters. We review these plans and sites on a regular basis to ensure the supplier’s ability to maintain an uninterrupted supply of materials and components.

Home Delivery Service

Sleep Number® Comfort ServiceSM Home Delivery & Setup, which includes assembly and mattress removal, has contributed to improving the overall customer experience. Our home delivery technicians can effectively communicate the benefits of the bed, reinforcing the sales process and helping to ensure satisfied customers. In some markets on the East Coast, we provide home delivery, assembly and mattress removal services through a third-party provider. Approximately 65% of beds sold through our Company-Controlled channel in 2011 were delivered by our full-service home delivery team or by our third-party provider.

In 2003, we expanded the availability of our Company-Controlled delivery, assembly and removal services to all of our retail markets. In 2007, we continued improving our home delivery efficiency and service by consolidating over 100 individually managed cross-dock distribution locations into a Hub and Spoke network organized around regional hubs. At the end of 2011, we operated 11 regional hubs.

Customer Service

We maintain an in-house customer service department staffed by customer service specialists who receive training in sleep technology and all aspects of our products and operations. Our customer service specialists field customer calls and emails, “live chat,” and monitor social media. They also interact with each of our retail stores to address customer questions and concerns. Our customer service team is part of our total quality process, facilitating early identification of emerging trends or issues. They coordinate with engineering, sourcing, manufacturing, and our Six Sigma team to segment these issues, implement immediate solutions and provide inputs for long-term improvements to product and service design.

Research and Development

Our research and development team defines and develops long-term product technology platforms to support regular and meaningful new product introductions. They continuously seek to improve product performance and benefits based on sleep science. Through customer surveys and consumer focus groups, we seek feedback on a regular basis to enhance our products. Since the introduction of our first bed, we have continued to improve and expand our product line, including new bed models, quieter and higher quality Firmness Control Systems, wireless remote controls, more luxurious fabrics and covers, and new generations of foams and base systems. Our research and development expenses were $4.2 million in 2011, $2.1 million in 2010 and $2.0 million in 2009.

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

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, border wall and corner piece systems, foundation systems, as well as other technology. We have 21 issued U.S. patents, expiring at various dates between July 2014 and November 2025, and two U.S. patent applications pending. We also hold 34 foreign patents and have six foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products. To our knowledge, no third party has asserted a claim against us alleging that any element of our product infringes or otherwise violates any intellectual property rights of any third party.

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

Industry and Competition

The U.S. bedding manufacturing industry is a mature and generally stable industry. According to the International Sleep Products Association (“ISPA”), since 1984 the industry has consistently demonstrated growth on a dollar basis, with a 0.3% decline in 2001, 9.1% decline in 2008 and 9.0% decline in 2009 being the only exceptions. According to ISPA, industry wholesale shipments of mattresses and foundations were estimated to be $6.5 billion in 2011 compared to $5.9 billion in 2010. We estimate that traditional innerspring mattresses represent approximately 75% of total U.S. bedding sales (based on 2010 sales). Furniture/Today, a furniture industry trade publication, has ranked Select Comfort as the fifth largest mattress manufacturer and third largest U.S. bedding retailer for 2010, with a 4.5% market share of industry revenue and 1.4% market share of industry units.

Over the 5-year, 10-year and 20-year periods ended 2011, the value of U.S. wholesale bedding shipments (decreased)/increased at compound annual growth rates of (1.2%), 3.1% and 4.7%, respectively. We believe that industry unit growth has been primarily driven by population growth, an increase in the number of homes (including secondary residences) and the increased size of homes. We believe growth in average wholesale prices resulted from a shift to both larger and higher quality beds, which are typically more expensive.

The bedding industry is very competitive. Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among the three largest manufacturers of innerspring bedding with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta, and Simmons. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the innerspring bedding market. Tempur-Pedic International, Inc., the fourth largest bedding manufacturer (based on 2010 sales), and a number of other mattress manufacturers, offer foam mattress products. Simmons and Sealy, as well as a number of smaller manufacturers, have offered air-bed products in the past. The bedding retailer business is also highly competitive. Our Company-Controlled distribution channel, which includes our retail stores, competes against regional and local specialty bedding retailers, home furnishing stores, mass merchants and national discount stores. We compete principally on the differentiation and quality of our products, customer service and value pricing.

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

Our direct marketing and internet-based marketing operations are or may become subject to various adopted or proposed federal and state “do not call” and “do not mail” list requirements, limiting our ability to market our products directly to consumers over the telephone, by e-mail or by regular mail.  Additionally, existing federal laws governing telephone and mail order sales may be extended to encompass all internet sales, imposing compliance obligations on the timing of shipments as well as provisions of refunds to consumers.

We are subject to emerging federal, state and foreign data privacy regulations related to the safeguarding of sensitive customer and employee data, which may drive increased costs in our information systems infrastructure.

We are subject to federal and state labor laws, including but not limited to laws relating to occupational health and safety, employee privacy, wages and hours, overtime pay, harassment and discrimination, equal opportunity, and employee leaves and benefits.

We are subject to federal and state laws and regulations relating to pollution and environmental protection. We may also be subject to similar laws in foreign jurisdictions if we expand our operations internationally.

Our retail pricing policies and practices are subject to antitrust regulations in the U.S., and we may become subject to similar laws in other jurisdictions where we may sell our products in the future.

We are or may become subject to various adopted or proposed federal and state laws and regulations relating to supply chain transparency with respect to the sourcing of conflict minerals and labor conditions maintained by suppliers, which may result in increased compliance costs and increased component costs.

Proposed legislation in various states would impose responsibilities with respect to end-of-life disposal of various consumer or durable goods on the manufacturers and/or retailers of such goods, including mattresses. To the extent that any such legislation becomes effective in the states in which we sell or have sold mattresses and related products, we may be required to incur significant costs and operational changes in order to comply with these requirements, which may adversely impact our profitability, cash flows and financial condition.

Although we believe that we are in compliance in all material respects with these regulations and have implemented a variety of measures to promote continuing compliance, regulations may change over time, and we may be required to incur expenses and/or to modify our operations in order to ensure compliance with these regulations, which could harm our profitability and financial condition. If we are found to be in violation of any of the foregoing laws or regulations, we could become subject to fines, penalties, damages or other sanctions, as well as potential adverse public relations, which could adversely impact our business, reputation, sales, profitability and financial condition.

We are not aware of any national or local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net income or competitive position, or will result in material capital expenditures. During fiscal 2011, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

Customers

No single customer accounts for 10% or more of our net sales.

Seasonality

Our business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales in the second quarter and increased sales during selected holiday or promotional periods.

Working Capital

Selling direct to our customers, with a just-in-time, build-to-order production process in our plants, and with stores that serve primarily as showrooms, allows us to maintain low inventory levels and operate with minimal working capital requirements. We have historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. As of December 31, 2011, we had $20.0 million available under our $20.0 million credit facility.

Employees

At December 31, 2011, we employed 2,328 persons, including 1,310 retail sales and support employees, 139 direct marketing and customer service employees, 625 manufacturing and logistics employees, and 254 management and administrative employees. Approximately 87 of our employees were employed on a part-time basis at December 31, 2011. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis (plus commissions for sales professionals). None of our employees is represented by a labor union or covered by a collective bargaining agreement. In recent periods we have focused on and improved our employee engagement levels, which we believe is important to driving both organizational productivity and customer satisfaction.

Executive Officers of the Registrant

William R. McLaughlin, 55, joined our Company in March 2000 as President and Chief Executive Officer. Mr. McLaughlin also served as Chairman of our Board of Directors from May 2004 to February 2008. From December 1988 to March 2000, Mr. McLaughlin served as an executive of PepsiCo Foods International, Inc., a snack food company and subsidiary of PepsiCo, Inc., in various capacities, including from September 1996 to March 2000 as President of Frito-Lay Europe, Middle East and Africa, and from June 1993 to June 1996 as President of Grupo Gamesa, S.A. de C.V., a cookie and flour company based in Mexico. Mr. McLaughlin serves on the boards of Select Comfort, Orion Safety Products, Minnesota Public Radio, Carleton College, The Division of Sleep Medicine at Harvard Medical School and the Museum of Russian Art. He is an Aspen Institute Crown Fellow.

Shelly R. Ibach, 52, has served as Executive Vice President, Chief Operating Officer since June 2011 having previously served as Executive Vice President, Sales & Merchandising since October 2008. Ms. Ibach joined Select Comfort as Senior Vice President, U.S. Sales - Company Owned Channels in April 2007. From 2004 to 2007, Ms. Ibach served as Senior Vice President and General Merchandise Manager for the Home division, within Macy’s North, formally Marshall Field’s. From 1982 to 2007, she held various leadership positions within Marshall Field’s Department Stores - Target Corporation. Other key positions included Vice President - Divisional Merchandise Manager, Director of Planning and Regional Director of Stores.

Mark A. Kimball, 53, has served as Senior Vice President, General Counsel, Chief Administrative Officer and Secretary since May 1999. From July 2000 to August 2003, Mr. Kimball also assumed responsibility for the Company’s human resources function. For more than five years prior to joining us, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

Karen R. Richard, 41, has served as Senior Vice President, Chief Human Capital Officer for Select Comfort Corporation since March 2009. From January 2006 through February 2009, Ms. Richard served as Vice President, Human Resources and prior to that she served as Vice President, Finance supporting Select Comfort’s Consumer Channels and Marketing. Ms. Richard also held a variety of positions in the Company’s finance department after joining Select Comfort in May 1996. From 1993 to 1996, Ms. Richard held various accounting positions with TCF Mortgage Corporation, an affiliate of TCF Financial Corporation.

Kathryn V. Roedel, 51, has served as Executive Vice President, Chief Technology and Services Officer since June 2011 having previously served as Executive Vice President, Product and Service since October 2008. Ms. Roedel joined our Company as Senior Vice President, Global Supply Chain in April 2005. From 1983 to 2005, she held leadership positions within two divisions of General Electric Company, in Sourcing, Manufacturing, Quality and Service. From 2003 to March 2005, Ms. Roedel served as the General Manager, Global Supply Chain Strategy for GE Medical Systems. Other key positions included General Manager, Global Quality and Six Sigma; Vice President – Technical Operations and Director/Vice President – Quality Programs for GE Clinical Services, a division of GE Medical Systems.

Wendy L. Schoppert, 45, has served as Executive Vice President and Chief Financial Officer since May 2011 having previously served as Senior Vice President and Chief Information Officer since March 2008. She joined our Company in April 2005 and previously served as Senior Vice President – New Channel Development and International. From 2002 to March 2005, Ms. Schoppert led various departments within U.S. Bancorp Asset Management, most recently serving as Head of Private Asset Management and Marketing. From 1996 to 2000, she held several positions with America West Holdings Corporation, including Vice President of America West Vacations and head of the airline’s Reservations division. Prior to 1996, Ms. Schoppert held various finance-related positions at both Northwest Airlines and American Airlines. Ms. Schoppert serves on the Board of Governors of the Children’s Theatre Company.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Copies of our reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room
100 F Street NE
Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s home page at http://www.sec.gov.

Our corporate Internet website is http://www.sleepnumber.com. Through a link to a third-party content provider, our corporate website provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. These documents are posted on our website at www.sleepnumber.com — select the “About Us” link and then the “Investor Relations” link. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

We also make available, free of charge on our website, the charters of the Audit Committee, Management Development and Compensation Committee, and Corporate Governance and Nominating Committee as well as our Code of Business Conduct (including any amendment to, or waiver from, a provision of our Code of Business Conduct) adopted by our Board. These documents are posted on our website — select the “Investor Relations” link and then the “Corporate Governance” link.

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

Our success depends significantly upon discretionary consumer spending, which is influenced by a number of general economic factors, including without limitation consumer confidence, the housing market, employment levels, interest rates, inflation, taxation and the level of customer traffic in malls and shopping centers. Adverse trends in any of these economic factors may adversely affect our sales, profitability, cash flows and financial condition.

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

If our marketing messages are ineffective or our advertising expenditures and other marketing programs, including internet-based programs, are inefficient in creating awareness of our products and brand name, in driving consumer traffic to our points of distribution and in motivating consumers to purchase our products, our sales, profitability, cash flows and financial condition may be adversely impacted.

Our future growth and profitability depends on our ability to execute our company-controlled distribution strategy.

Our Company-Controlled distribution channel, including our company-controlled retail stores, is our largest distribution channel and represents our largest opportunity for growth in sales and improvement in profitability. Our retail stores carry significant fixed costs. We are highly dependent on our ability to maintain and increase sales per store to improve our operating margins.

Our stores are largely mall-based. We depend on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for our retail stores. Any decrease in mall traffic could adversely affect our sales, profitability, cash flows and financial condition.

In 2009 we evolved our retail strategy, closing 72 stores to increase trade area per store and discontinued selling through traditional mattress retailers to drive more customers to our Company-Controlled distribution channel. This strategy is designed to improve our customer experience by utilizing our company-controlled sales process and to improve profitability by driving a greater number of sales through a smaller base of stores. If we are unable to capture sales from these larger trade areas or to improve the overall customer experience, our sales and profitability may be negatively impacted.

Our longer term company-controlled distribution strategy is also dependent on our ability to renew existing store leases and to secure suitable locations for new store openings, in each case on a cost-effective basis. We may encounter higher than anticipated rents and other costs in connection with managing our retail store base, or may be unable to find or obtain suitable new locations.

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

As a consumer products company, we face an inherent risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in personal injury or property damage. In the event that any of our products proves to be defective, we may be required to recall or redesign such products. We have at times experienced increased returns and adverse impacts on sales, as well as product liability litigation, as a result of media reports related to the alleged propensity of our products to develop mold. We may experience additional adverse impacts on sales and additional litigation in the event any similar media reports were to occur in the future. We maintain insurance against some forms of product liability claims, but such coverage may not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our sales, profitability, cash flows and financial condition.

Significant competition in our industry could adversely affect our business.

Because of the vertical integration of our business model, we face significant competition with both a number of different types of mattress alternatives and a variety of retailers.

The mattress industry is characterized by a high degree of concentration among the three largest manufacturers of innerspring mattresses and the largest manufacturer of viscoelastic foam mattresses. We believe that several of our competitors have greater financial, marketing and manufacturing resources and better brand name recognition than we do and sell products through broader and more established distribution channels. A number of mattress manufacturers, including several of these larger competitors, have offered air beds that compete with our products.

Our Company-Controlled distribution channel competes with other retailers who often provide a wider selection of mattress alternatives than we offer. A number of these retailers also have more points of distribution and greater brand name recognition than we do. These manufacturing and retailing competitors, or new entrants into the market, may compete aggressively and gain market share with existing or new mattress products, and may pursue or expand their presence in the air bed segment of the market. We have limited ability to anticipate the timing and scale of new product introductions, advertising campaigns or new pricing strategies by our competitors, which could inhibit our ability to retain or increase market share, or to maintain our product margins.

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

GE Money Bank provides credit to our customers through a private label credit card program that expires on February 15, 2016, subject to earlier termination upon certain events. GE Money Bank has discretion to set minimum credit standards under which credit is extended to customers.

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

Although we believe that we are in compliance in all material respects with these regulations and have implemented a variety of measures to promote continuing compliance, regulations may change over time, and we may be required to incur expenses and/or to modify our operations in order to ensure compliance with these regulations or we may be found to be in violation of the foregoing laws or regulations, which could harm our sales, profitability, cash flows and financial condition.

Proposed legislation in various states would impose responsibilities with respect to end-of-life disposal of various consumer or durable goods on the manufacturers and/or retailers of such goods, including mattresses. To the extent that any such legislation becomes effective in the states in which we sell or have sold mattresses and related products, we may be required to incur significant costs and operational changes in order to comply with these requirements, which may adversely impact our profitability, cash flows and financial condition.

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

Our information systems contain personal information related to our customers and employees in the ordinary course of our business, such as credit card and demographic information of our customers and social security numbers of our employees. While we maintain security measures to protect this information, a breach of these security measures, such as through third-party action, employee error, malfeasance or otherwise, could compromise the security of our customers’ and employees’ personal information. As the techniques used to breach such security measures change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any failure of our systems and processes to adequately protect customer or employee personal information from theft or loss could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Distribution Locations

We currently lease all of our existing retail store locations and expect that our policy of leasing stores, rather than owning stores, will continue. Our store leases generally provide for an initial lease term of five to ten years with a termination option if we do not achieve certain minimum annual sales thresholds. Generally, mall store leases require us to pay minimum rent plus percentage rent based on net sales in excess of certain thresholds, as well as certain operating expenses.

The following table summarizes the geographic location of our 381 company-owned stores as of December 31, 2011:

	Company- Owned Stores		Company Owned Stores		Company Owned Stores
Alabama	5	Louisiana	6	North Carolina	12
Arizona	9	Maine	2	North Dakota	2
Arkansas	3	Maryland	11	Ohio	17
California	43	Massachusetts	3	Oklahoma	3
Colorado	11	Michigan	11	Oregon	4
Connecticut	5	Minnesota	13	Pennsylvania	17
Delaware	2	Mississippi	2	South Carolina	4
Florida	25	Missouri	11	South Dakota	1
Georgia	11	Montana	2	Tennessee	5
Idaho	1	Nebraska	3	Texas	32
Illinois	19	Nevada	4	Utah	3
Indiana	11	New Hampshire	4	Vermont	1
Iowa	5	New Jersey	11	Virginia	9
Kansas	3	New Mexico	2	Washington	10
Kentucky	5	New York	9	Wisconsin	9

				Total	381

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” As of January 28, 2011, there were approximately 369 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for the two most recent fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2011
High	$22.04	$18.86	$18.41	$12.44
Low	12.41	12.20	12.09	9.64

Fiscal 2010
High	$9.27	$8.82	$11.78	$8.65
Low	6.64	4.95	8.09	6.45

We are not restricted from paying cash dividends under our credit agreement other than customary legal and contractual restrictions. However, we have not historically paid, and have no current plans to pay, cash dividends on our common stock.

Information concerning stock repurchases completed during the fourth quarter of fiscal 2011 is set forth below:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2011 through October 29, 2011	—	—	—
October 30, 2011 through November 26, 2011	—	—	—
November 27, 2011 through December 31, 2011	—	—	—	$206,762,000
Total	—	—	—

(1)
On April 20, 2007, our Board of Directors authorized the Company to repurchase up to an additional $250.0 million of our common stock. As of December 31, 2011, the amount remaining under this authorization was $206.8 million. In 2012, we plan to reinitiate repurchasing a modest amount of our stock with the objective to maintain common shares outstanding at current levels. There is no expiration date with respect to this repurchase authority. We may terminate or limit the stock repurchase program at any time.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (“S&P”) 400 Specialty Stores Index and The NASDAQ Stock Market (U.S.) Index assuming a $100 investment made on December 30, 2006. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SELECT COMFORT CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX

	12/30/2006	12/29/2007	1/3/2009	1/2/2010	1/1/2011	12/31/2011
Select Comfort Corporation	$100	$41	$1	$37	$53	$125
S&P 400 Specialty Stores Index	100	83	49	73	109	125
The NASDAQ Stock Market (U.S.) Index	100	110	66	95	112	111

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

	Year
	2011	2010	2009	2008(1)	2007	2006
Consolidated Statements of Operations Data:
Net sales	$743,203	$605,676	$544,202	$608,524	$799,242	$806,038
Gross profit	470,345	378,263	335,460	358,572	486,415	490,508
Operating expenses:
Sales and marketing	317,502	269,901	259,244	332,068	372,467	341,630
General and administrative	58,106	53,572	49,560	57,994	64,351	65,401
Research and development	4,175	2,147	1,973	3,374	5,682	4,687
Asset impairment charges	109	260	686	34,594	409	5,980
Terminated equity financing costs	—	—	3,324	—	—	—
Operating income (loss)	90,453	52,383	20,673	(69,458)	43,506	72,810
Net income (loss)	$60,478	$31,568	$35,552	$(70,177)	$27,620	$47,183
Net income (loss) as adjusted(5)	$60,478	$31,568	$11,169	$(23,174)	$27,620	$50,525
Net income (loss) per share:
Basic	$1.10	$0.58	$0.78	$(1.59)	$0.59	$0.89
Diluted	$1.07	$0.57	$0.77	$(1.59)	$0.57	$0.85
Diluted – as adjusted(5)	$1.07	$0.57	$0.24	$(0.52)	$0.57	$0.91
Shares used in calculation of net income (loss) per share:
Basic	55,081	54,005	45,682	44,186	46,536	52,837
Diluted	56,432	55,264	46,198	44,186	48,292	55,587

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities(2)	$146,317	$76,016	$12,184	$10,987	$2,361	$83,635
Working capital	72,145	20,053	(25,435)	(90,534)	(70,000)	5,637
Total assets	262,657	169,957	118,240	135,413	190,489	228,961
Borrowings under revolving credit facility	—	—	—	79,150	37,890	—
Total shareholders’ equity (deficit)	129,391	57,977	22,458	(41,630)	24,126	115,694

Selected Operating Data:
Stores open at period-end	381	386	403	471	478	442
Stores opened during period	19	7	4	19	45	51
Stores closed during period	24	24	72	26	9	5
Average net sales per store (000’s)(3)	$1,721	$1,295	$1,046	$984	$1,318	$1,493
Percentage of stores with more than $1.0 million in net sales(3)	93%	70%	48%	45%	73%	81%
Percentage of stores with more than $2.0 million in net sales(3)	24%	7%	2%	2%	8%	16%
Company-Controlled comparable-sales increase (decrease)(4)	26%	19%	(4)%	(26%)	(11%)	8%
Average square footage per store open during period(3)	1,526	1,484	1,474	1,410	1,315	1,200
Net sales per square foot(3)	$1,135	$873	$710	$703	$1,024	$1,244
Average store age (in months at period end)	113	113	102	91	84	81
Earnings before interest, depreciation and amortization (“EBITDA”)(5)	$109,180	$69,675	$42,289	$(9,437)	$75,768	$109,821
Free cash flows(2)(5)	$67,519	$64,058	$60,717	$(26,381)	$2,139	$28,666

(1)	Fiscal year 2008 had 53 weeks. All other fiscal years presented had 52 weeks.

(2)
At the beginning of 2011, we changed our accounting policy for payments due from financial services companies for credit card and debit card transactions. Historically, at each reporting period, we classified all credit card and debit card transactions that processed in less than seven days as cash and cash equivalents on our consolidated balance sheets. We now classify these credit card and debit card transactions as accounts receivable until the cash is received. All previous periods have been restated to conform to the current year presentation.

(3)	For stores open during the entire period indicated.

(4)
Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or relocated within the same shopping center remain in the comparable-store base. The number of comparable-stores used to calculate such data was 359, 379, 399, 452, 432 and 391 for 2011, 2010, 2009, 2008, 2007 and 2006, respectively. Fiscal 2008 included 53 weeks, as compared to 52 weeks for the other periods presented. Comparable sales have been adjusted and reported as if all years had the same number of weeks.

(5)
These non-GAAP measures are not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 25 and 26 for the reconciliation of these non-GAAP measures to the appropriate GAAP measure.

Non-GAAP Data Reconciliations

Reported to Adjusted Statements of Operations Data
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

	Year
	2011	2010	2009	2008	2007	2006
Net income (loss) – as reported	$60,478	$31,568	$35,552	$(70,177)	$27,620	$47,183
Adjustments – net of income tax (1):
Terminated equity financing costs (2)	—	—	2,061	—	—	—
Impairments (3)	—	—	—	20,163	—	3,342
Income tax valuation (4)	—	—	(26,444)	26,840	—	—
Net income (loss) – as adjusted	$60,478	$31,568	$11,169	$(23,174)	$27,620	$50,525

Net income (loss) per share – as adjusted:
Basic	$1.10	$0.58	$0.24	$(0.52)	$0.59	$0.96
Diluted	$1.07	$0.57	$0.24	$(0.52)	$0.57	$0.91

Basic shares	55,081	54,005	45,682	44,186	46,536	52,837
Diluted shares	56,432	55,264	46,198	44,186	48,292	55,587

(1)	Reflects annual effective tax rates, before discrete adjustments, of 38.0%, 40.0% and 37.8% for 2009, 2008 and 2006, respectively.

(2)	In 2009, we expensed $3.3 million ($2.1 million, net of income tax) of direct, incremental costs incurred in connection with a terminated equity financing transaction.

(3)
Fiscal 2008 includes impairment charges for the abandonment of our plan to implement SAP®-based applications and impairment charges in excess of $1.0 million for underperforming stores. Fiscal 2006 includes impairment charges for the abandonment of software projects in connection with our decision to implement an SAP® enterprise resource planning system.

(4)
In 2008, we established a $26.8 million valuation allowance against deferred taxes based on uncertainty regarding future taxable income. In 2009, we reversed the valuation allowance against deferred taxes based on all available positive and negative evidence.

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

	Year
	2011	2010	2009	2008	2007	2006
Net income (loss)	$60,478	$31,568	$35,552	$(70,177)	$27,620	$47,183
Income tax expense (benefit)	29,942	18,922	(20,862)	(2,566)	15,846	28,645
Interest expense	187	1,951	5,996	3,375	849	4
Depreciation and amortization	13,493	13,012	17,681	21,635	24,792	19,684
Stock-based compensation	4,971	3,962	3,236	3,702	6,252	8,325
Asset impairments	109	260	686	34,594	409	5,980
EBITDA	$109,180	$69,675	$42,289	$(9,437)	$75,768	$109,821

Free Cash Flows
(in thousands)

Our “free cash flows” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

	Year
	2011	2010	2009	2008	2007	2006
Net cash provided by operating activities	$91,046	$71,407	$63,176	$5,821	$45,653	$59,745
Subtract: Purchases of property and equipment	23,527	7,349	2,459	32,202	43,514	31,079
Free cash flows	$67,519	$64,058	$60,717	$(26,381)	$2,139	$28,666

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;
•	The effectiveness of our marketing messages;
•	The efficiency of our advertising and promotional efforts;
•	Our ability to execute our Company-Controlled distribution strategy, including our ability to cost-effectively close under-performing store locations and to find suitable new store locations;
•	Our ability to continue to improve our product line and service levels, and consumer acceptance of our products, product quality, innovation and brand image;
•	Our ability to achieve and maintain acceptable levels of product quality and acceptable product return and warranty claims rates;
•	Pending and potentially unforeseen litigation;
•	Industry competition and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;
•	Availability of attractive and cost-effective consumer credit options;
•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole source suppliers;
•	Rising commodity costs and other inflationary pressures;
•	Risks inherent in global sourcing activities;
•	Risks of disruption in the operations of either of our two manufacturing facilities;
•	Increasing government regulations, including flammability standards for the bedding industry;
•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;
•	Our ability to attract and retain senior leadership and other key employees, including qualified sales professionals; and
•	Global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

Overview

Business Overview

Select Comfort designs, manufactures, markets and supports a line of adjustable-firmness mattresses featuring air-chamber technology. The air-chamber technology of our proprietary Sleep Number® bed allows adjustable firmness on each side of the mattress and provides a sleep surface that is clinically proven to provide better sleep quality and greater relief of back pain compared to traditional mattress products. In addition, we market and sell bedding and other sleep-related products which focus on providing personalized comfort to complement the Sleep Number bed and provide a better night’s sleep for consumers.

We generate revenue by selling our products through two distribution channels. The Company-Controlled channel, which includes Retail, Direct Marketing and E-Commerce, sells directly to consumers. Our Wholesale channel sells to and through the QVC shopping channel and wholesale customers in Alaska, Hawaii and Australia.

Mission, Vision and Strategy

Our mission is to improve lives by individualizing sleep experiences. Our vision is to become the new standard in sleep by providing individualized sleep experiences and elevating people’s expectations above the “one-size-fits-all” solution offered by other mattress brands.

We are executing against a defined strategy which focuses on the following key components:
•	Know our customers as no one else can…use that insight to set new standards in end-to-end customer experience;
•	Broaden awareness and consideration…to take share; earn leadership in premium sleep; and
•	Leverage our core business to achieve new levels of margin…to fund acceleration and innovation.

Results of Operations

Fiscal 2011 Summary

Financial highlights for fiscal 2011 were as follows:

•	Net income totaled $60.5 million, or $1.07 per diluted share, compared with net income of $31.6 million, or $0.57 per diluted share in 2010.

•	Net sales increased 23% to $743.2 million, compared with $605.7 million for 2010, primarily due to a 26% comparable sales increase in our Company-Controlled channel.

•
Operating income for 2011 improved to $90.5 million, or 12.2% of net sales, compared with $52.4 million, or 8.6% of net sales, for the same period one year ago. The operating income improvement was driven by strong comparable sales growth and efficiency enhancements. Retail sales-per-store (for stores open at least one year), on a trailing twelve-month basis, increased by 33% to $1.7 million.

•	Cash provided by operating activities in 2011 totaled $91.0 million, compared with $71.4 million for the prior year.

•
As of December 31, 2011, cash, cash equivalents and marketable debt securities increased to $146.3 million compared with $76.0 million at January 1, 2011, and we had no borrowings under our revolving credit facility.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2011		2010		2009
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$743.2	100.0%	$605.7	100.0%	$544.2	100.0%
Cost of sales	272.9	36.7	227.4	37.5	208.7	38.4
Gross profit	470.3	63.3	378.3	62.5	335.5	61.6
Operating expenses:
Sales and marketing	317.5	42.7	269.9	44.6	259.2	47.6
General and administrative	58.1	7.8	53.6	8.8	49.6	9.1
Research and development	4.2	0.6	2.1	0.4	2.0	0.4
Asset impairment charges	0.1	0.0	0.3	0.0	0.7	0.1
Terminated equity financing costs	—	0.0	—	0.0	3.3	0.6
Total operating expenses	379.9	51.1	325.9	53.8	314.8	57.8
Operating income	90.5	12.2	52.4	8.6	20.7	3.8
Other expense, net	0.0	0.0	1.9	0.3	6.0	1.1
Income before income taxes	90.4	12.2	50.5	8.3	14.7	2.7
Income tax expense (benefit)	29.9	4.0	18.9	3.1	(20.9)	(3.8)
Net income	$60.5	8.1%	$31.6	5.2%	$35.6	6.5%

	2011	2010	2009
Net income per share:
Basic	$1.10	$0.58	$0.78
Diluted	$1.07	$0.57	$0.77
Diluted - as adjusted(1)	$1.07	$0.57	$0.24
Weighted-average number of common shares:
Basic	55.1	54.0	45.7
Diluted	56.4	55.3	46.2

(1)
This non-GAAP measure is not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 25 for a reconciliation of this non-GAAP measure to the appropriate GAAP measure.

The percentage of our total net sales, by dollar volume, from each of our channels during the last three years was as follows:

	2011	2010	2009
Company-Controlled	96.2%	94.8%	92.7%
Wholesale	3.8%	5.2%	7.3%
Total	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2011		2010		2009
Retail comparable-store sales(1)	29%		21%		0%
Direct and E-Commerce	(1	% )	5%		(26	% )
Company-Controlled comparable sales change	26%		19%		(4	% )
Net store openings/closings	(1	% )	(5	% )	(6	% )
Total Company-Controlled channel	25%		14%		(10	% )
Wholesale	(11	% )	(21	% )	(19	% )
Total net sales change	23%		11%		(11	% )

(1)
Stores are included in the comparable-store calculation in the 13th full month of operation. Stores that have been remodeled or relocated within the same shopping center remain in the comparable-store base.

The number of Company-Controlled retail stores operating during the last three years was as follows:

	2011	2010	2009

Beginning of year	386	403	471
Opened	19	7	4
Closed	(24)	(24)	(72)
End of year	381	386	403

Comparison of 2011 and 2010

Net Sales

Net sales in 2011 increased 23% to $743.2 million, compared with $605.7 million for the same period one year ago. The sales increase was driven by a 26% comparable sales increase in our Company-Controlled channel. This increase was partially offset by the decrease in sales resulting from the year-over-year decline in the number of retail stores we operated and a decrease in Wholesale channel sales. Company-Controlled sales of mattress units increased 12% compared to the same period one year ago. Average mattress sales per mattress unit in our Company-Controlled channel increased by 10%. Sales of other products and services increased by 32%.

The $137.5 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $141.9 million increase in sales from our Company-Controlled comparable retail stores, partially offset by a $0.1 million sales decrease resulting from the net decline in the number of stores we operated, (ii) a $3.6 million decrease in the Wholesale channel sales, and (iii) a $0.7 million decrease in Direct and E-Commerce sales.

Gross Profit

The gross profit rate increased to 63.3% in 2011 compared with 62.5% in 2010. Approximately 1.5 percentage points (ppt.) of the gross profit rate improvement was due to a reduction in promotional costs incurred to generate customer traffic, selected product price increases, leverage from the higher sales volume and manufacturing efficiencies. These improvements were partially offset by an increase in warranty costs, including additional customer-service reserves established in the third quarter of 2011, and higher performance-based incentive compensation.

Sales and Marketing Expenses

Sales and marketing expenses in 2011 increased to $317.5 million, or 42.7% of net sales, compared with $269.9 million, or 44.6% of net sales, in 2010. The $47.6 million increase was primarily due to a $21.4 million, or 30%, increase in media spending, an increase in variable selling expenses due to the higher sales volume, and an increase in customer financing expenses as a larger percentage of our customers took advantage of promotional financing offers. The sales and marketing expense rate declined 1.9 ppt. compared with the same period one year ago due to the leveraging impact of the 23% net sales increase.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased $4.5 million to $58.1 million in 2011, compared with $53.6 million in 2010, but decreased to 7.8% of net sales, compared with 8.8% of net sales in the prior year. The $4.5 million increase in G&A expenses was primarily due to (i) a $4.8 million increase in employee compensation expenses including higher performance-based incentive compensation resulting from our strong 2011 financial performance, salaries and wages increases which were in-line with inflation, and increased stock-based compensation expense; and (ii) $0.6 million of additional depreciation expenses resulting from the current-year increase in capital expenditures to support the growth of the business. These increases were partially offset by the benefit from a $1.1 million reduction to previously recorded contingent liabilities in the second quarter of 2011. The G&A expense rate decreased by 1.0 ppt. in the current period compared with the same period one year ago, primarily due to the leveraging impact of the 23% net sales increase and the reduction in contingent liabilities.

Research and Development

Research and development (“R&D”) expenses increased to $4.2 million in 2011 compared with $2.1 million in 2010. R&D expenses for 2011 were 0.6% of net sales compared with 0.4% of net sales in 2010. The $2.0 million change in R&D expenses was due to increased investments in product innovations during 2011.

Asset Impairment Charges

During 2011, we recognized impairment charges of $0.1 million related to production machinery, computer equipment and certain store assets. During 2010, we recognized impairment charges of $0.3 million primarily related to assets at underperforming stores.

Other Expense, Net

Other expense, net was $33 thousand for 2011, compared with $1.9 million for the same period one year ago. Other expense, net for 2010 included a $1.1 million write-off of unamortized debt costs as we entered into a new credit agreement on March 26, 2010 and terminated our prior credit agreement. The remaining reduction is primarily due to lower debt amortization costs associated with our current credit agreement as compared with our prior credit agreement.

Income Tax Expense

Income tax expense was $29.9 million for 2011, compared with $18.9 million for the same period one year ago. The effective tax rate for 2011 was 33.1% compared with 37.5% for the same period one year ago. The 2011 effective tax rate benefited from the favorable resolution of certain prior years’ income tax matters and an increase in the tax deduction related to manufacturing activities.

Comparison of 2010 and 2009

Net Sales

Net sales in 2010 increased 11% to $605.7 million, compared with $544.2 million for the same period one year ago. The sales increase was driven by a 21% comparable-store sales increase in our Company-Controlled retail stores and a 5% increase in our Direct and E-Commerce channel sales. These increases were partially offset by the decrease in sales resulting from the 4% year-over-year decline in the number of retail stores we operated and a decrease in Wholesale channel sales due in large part to our decision in the third quarter of 2009 to discontinue distribution through retail partners operating approximately 700 stores in the contiguous United States. Total sales of mattress units increased 5% compared to the same period one year ago, with mattress units in Company-Controlled distribution channel increasing by 11%. Sales of other products and services increased by 16%.

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

Gross Profit

The gross profit rate increased to 62.5% in 2010 compared with 61.6% in 2009. Approximately 1.2 ppt. of the gross profit rate improvement was due to logistics and manufacturing efficiencies, including material cost reductions, an increase in the percentage of net sales from our higher margin Company-Controlled distribution channel and leverage from the higher sales volume. The gross profit rate also improved due to a reduction in warranty costs per unit, driven by product quality enhancements. These improvements were partially offset by increased performance-based compensation, and an increase in promotional costs to generate customer traffic and drive sales.

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

Liquidity and Capital Resources

As of December 31, 2011, we had cash, cash equivalents and marketable debt securities of $146.3 million compared with $76.0 million as of January 1, 2011. The $70.3 million increase was primarily due to $91.0 million of cash provided by operating activities offset by $23.5 million of cash used to purchase property and equipment.

Effective in the first quarter of 2011, we changed our accounting policy for payments due from financial services companies for credit card and debit card transactions. Historically, at each reporting period, we classified all credit card and debit card transactions that processed in less than seven days as cash and cash equivalents on our consolidated balance sheets. We now classify these credit card and debit card transactions as accounts receivable until the cash is received. We believe that our new policy is preferable because the presentation (i) more appropriately aligns with our view that these credit card and debit card receivables are not part of our cash management processes (i.e., these receivables are non-interest bearing and are not taken into consideration when making cash management decisions), and (ii) is more consistent with the nature of the credit card and debit card receivables, which are subject to the credit risk of the financial services companies. Our new policy resulted in the adjustment of certain amounts in our consolidated balance sheets and consolidated statements of cash flows. This change in accounting principle had no effect on our previously reported consolidated shareholders’ equity or consolidated net income. See Note 1, Business and Summary of Significant Accounting Policies, for further information and a summary of the effect of the adjustments on our consolidated balance sheets and consolidated statements of cash flows presented in this Form 10-K.

The following table summarizes our cash flows for the fiscal years ended December 31, 2011, and January 1, 2011 (dollars in millions). Amounts may not add due to rounding differences.

	Fiscal Year Ended
	December 31, 2011	January 1, 2011
Total cash provided by (used in):
Operating activities	$91.0	$71.4
Investing activities	(56.2)	(7.3)
Financing activities	5.4	(0.2)
Increase in cash and cash equivalents	$40.2	$63.8

Cash provided by operating activities for the fiscal year ended December 31, 2011 was $91.0 million compared with $71.4 million for the fiscal year period ended January 1, 2011. The $19.6 million year-over-year increase in cash from operating activities was comprised of a $28.9 million increase in our 2011 net income compared with the same period one year ago partially offset by an $8.7 million decrease in cash from changes in operating assets and liabilities, and a $0.6 million decrease in adjustments to reconcile net income to net cash provided by operating activities. The $8.7 million decrease in cash from changes in operating assets and liabilities was mainly due to the timing of payments and receipts, including the payment of prior year performance-based incentive compensation in the first quarter of 2011.

Cash used in investing activities for the fiscal year ended December 31, 2011 was $56.2 million compared with $7.3 million in 2010. Investing activities for 2011 included $23.5 million of property and equipment purchases, compared with $7.3 million for the same period one year ago. In both periods, our capital expenditures related primarily to new and remodeled retail stores, and investments in information technology. During 2011 we opened 19 new retail stores, compared with seven new retail stores opened during 2010. Capital expenditures are projected to be approximately $50 million in 2012, reflecting new stores, repositioned stores and remodels, along with continued investment in customer-management systems. In addition, during the current year we had a net investment of $30.0 million in marketable debt securities and replaced an outstanding letter of credit held by our workers’ compensation insurance carrier with a $2.7 million restricted cash deposit.

Net cash provided by financing activities was $5.4 million during 2011, compared with net cash used in financing activities of $0.2 million for the same period one year ago. The $5.6 million year-over-year increase in cash provided by (used in) financing activities resulted primarily from a $3.3 million increase in proceeds from issuance of common stock resulting from 2011 stock option exercises. Book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings.

As of December 31, 2011, the remaining authorization under our stock repurchase program was $206.8 million.  In 2012, we plan to reinitiate repurchasing a modest amount of our stock with the objective to maintain common shares outstanding at current levels. There is no expiration date governing the period over which we can repurchase shares.

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

At December 31, 2011, and January 1, 2011, $20.0 million and $17.0 million, respectively, were available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. As of December 31, 2011, we had no outstanding letters of credit. As of January 1, 2011, we had $3.0 million of outstanding letters of credit.

Our $146.3 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our credit facility are expected to provide sufficient operating liquidity and funding for capital expenditures for the foreseeable future. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash balance requirement. As of December 31, 2011 we were in compliance with all financial covenants.

Under the terms of the GE Agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of December 31, 2011, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 6, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Contractual Obligations

The following table presents information regarding our contractual obligations by fiscal year (in thousands):

	Payments Due by Period(1)
	Total	< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years
Operating leases	$112,814	$32,773	$46,745	$23,535	$9,761
Capital leases	307	192	115	—	—
Purchase commitments	4,083	4,083	—	—	—
Total	$117,204	$37,048	$46,860	$23,535	$9,761

(1)
Our unrecognized tax benefits, including interest and penalties, of $0.5 million have not been included in the Contractual Obligations table as we are not able to determine a reasonable estimate of timing of the cash settlement with the respective taxing authorities.

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
Asset Impairment Charges
Long-lived assets other than goodwill and other intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated undiscounted cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. We generally estimate fair value of long-lived assets, including our retail stores, using the income approach, which we base on estimated future cash flows (discounted and with interest charges). The inputs used to determine fair value relate primarily to future assumptions regarding sales volumes, gross profit rates, store operating expenses and applicable probability weightings regarding future alternative uses. These inputs are categorized as Level 3 inputs under the fair value measurements guidance. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

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

Asset impairment charges totaled $0.1 million, $0.3 million and $0.7 million for 2011, 2010 and 2009, respectively.

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

As of December 31, 2011, all retail stores had sufficient projected future cash flows to support the carrying value of their long-lived assets.

We believe that our estimates and assumptions used to determine long-lived asset impairment charges were reasonable and reflect the current economic environment. Our fair value calculations reflect current consumer spending trends. Our fair value calculations assume the ongoing availability of consumer credit and our ability to provide cost-effective consumer credit options. However, it is reasonably possible that an unexpected decline in consumer spending may expose us to future impairment charges that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock-Based Compensation
We have a stock-based compensation plan, which includes non-qualified stock options and stock awards. See Note 1, Business and Summary of Significant Accounting Policies, and Note 8, Shareholders’ Equity, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

We determine the fair value of our non-qualified stock option awards and the resulting compensation expense at the date of grant using the Black-Scholes-Merton option-pricing model. The most significant inputs into the Black-Scholes-Merton model are exercise price, our estimate of expected stock price volatility and the expected term of the options.

We determine the fair value of our performance-based stock awards at the date of grant based on the closing market price of our stock.

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, future employee forfeiture rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate or future earnings adjustments.

Performance-based stock awards require management to make assumptions regarding the likelihood of achieving performance goals.

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

A 10% change in our stock-based compensation expense for the year ended December 31, 2011, would have affected net income by approximately $323,000 in 2011.

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

A 10% change in our self-insured liabilities at December 31, 2011, would have affected net income by approximately $280,000 in 2011.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Warranty Liabilities
The estimated cost to service warranty and customer service claims is included in cost of sales. This estimate is based on historical trends of warranty claims.

We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.

The majority of our warranty claims are incurred within the first year. However, our warranty liability contains uncertainties because our warranty obligations cover an extended period of time. A revision of estimated claim rates or the projected cost of materials and freight associated with sending replacement parts to customers could have a material adverse effect on future results of operations.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our warranty liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our warranty liability at December 31, 2011, would have affected net income by approximately $410,000 in 2011.

Revenue Recognition
Revenue is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes. Amounts billed to customers for delivery and set up are included in net sales. Revenue is reported net of estimated sales returns and excludes sales taxes.

We accrue for sales returns at the time revenue is recognized and charge actual returns against the liability when they are received. Our general return policy is to accept returns after a 30-night trial period. We estimate future projected returns based on historical return rates.

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

A 10% change in our sales returns allowance at December 31, 2011, would have affected net income by approximately $286,000 in 2011.

Recent Accounting Pronouncements

None currently applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our short-term and long-term investments in marketable debt securities as of December 31, 2011. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

At December 31, 2011, we had no borrowings under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Select Comfort Corporation
Minneapolis, MN

We have audited the internal control over financial reporting of Select Comfort Corporation and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in its method of accounting for payments due from financial services companies for credit card and debit card transactions.

\s\ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 27, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Select Comfort Corporation
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries (the "Company") as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedule for the year ended December 31, 2011 and January 1, 2011 listed in the Index at Item 15.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Select Comfort Corporation and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic fiscal 2011 and 2010 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for payments due from financial services companies for credit card and debit card transactions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

\s\ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Select Comfort Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Select Comfort Corporation for the fiscal year ended January 2, 2010. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II related to valuation and qualifying accounts for the fiscal year ended January 2, 2010. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Select Comfort Corporation and subsidiaries as of January 2, 2010, and the results of their operations and their cash flows for the fiscal year ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for payments due from financial services companies for credit card and debit card transactions in fiscal 2011 and has applied the change retrospectively to the consolidated financial statements for the fiscal year ended January 2, 2010.

/s/ KPMG LLP

Minneapolis, Minnesota
February 25, 2010, except for the change in accounting principle described in Note 1 which is as of
   February 28, 2012

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2011 and January 1, 2011
(in thousands, except per share amounts)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$116,255	$76,016
Marketable debt securities – current	20,020	—
Accounts receivable, net of allowance for doubtful accounts of $397 and $302, respectively	13,844	9,909
Inventories	24,851	19,647
Prepaid expenses	5,778	6,388
Deferred income taxes	4,443	4,297
Other current assets	6,004	652
Total current assets	191,195	116,909

Non-current assets:
Marketable debt securities – non-current	10,042	—
Property and equipment, net	43,850	32,953
Deferred income taxes	12,964	15,965
Other assets	4,606	4,130
Total assets	$262,657	$169,957

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,141	$42,025
Customer prepayments	13,529	12,944
Compensation and benefits	29,806	24,857
Taxes and withholding	9,883	5,359
Other current liabilities	15,691	11,671
Total current liabilities	119,050	96,856

Non-current liabilities:
Warranty liabilities	2,714	2,815
Other long-term liabilities	11,502	12,309
Total liabilities	133,266	111,980

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 56,397 and 55,455 shares issued and outstanding, respectively	564	555
Additional paid-in capital	47,701	36,799
Retained earnings	81,101	20,623
Accumulated other comprehensive income	25	—
Total shareholders’ equity	129,391	57,977
Total liabilities and shareholders’ equity	$262,657	$169,957

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share amounts)

	2011	2010	2009

Net sales	$743,203	$605,676	$544,202
Cost of sales	272,858	227,413	208,742
Gross profit	470,345	378,263	335,460

Operating expenses:
Sales and marketing	317,502	269,901	259,244
General and administrative	58,106	53,572	49,560
Research and development	4,175	2,147	1,973
Asset impairment charges	109	260	686
Terminated equity financing costs	—	—	3,324
Total operating expenses	379,892	325,880	314,787
Operating income	90,453	52,383	20,673
Other expense, net	33	1,893	5,983
Income before income taxes	90,420	50,490	14,690
Income tax expense (benefit)	29,942	18,922	(20,862)
Net income	$60,478	$31,568	$35,552

Basic net income per share:
Net income per share – basic	$1.10	$0.58	$0.78
Weighted-average common shares – basic	55,081	54,005	45,682
Diluted net income per share:
Net income per share – diluted	$1.07	$0.57	$0.77
Weighted-average common shares – diluted	56,432	55,264	46,198

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)
Years ended December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	Income	Total
Balance at January 3, 2009	44,962	$450	$4,417	$(46,497)	$—	$(41,630)
Net income	—	—	—	35,552	—	35,552
Exercise of common stock options	57	—	130	—	—	130
Exercise of warrants	2,000	20	—	—	—	20
Tax effect from stock-based compensation	—	—	(1,234)	—	—	(1,234)
Stock-based compensation	328	3	3,233	—	—	3,236
Issuances of common stock	6,963	70	26,314	—	—	26,384
Balance at January 2, 2010	54,310	$543	$32,860	$(10,945)	$—	$22,458
Net income	—	—	—	31,568	—	31,568
Exercise of common stock options	958	10	1,004	—	—	1,014
Tax effect from stock-based compensation	—	—	366	—	—	366
Stock-based compensation	353	4	3,958	—	—	3,962
Repurchases of common stock	(166)	(2)	(1,389)	—	—	(1,391)
Balance at January 1, 2011	55,455	$555	$36,799	$20,623	$—	$57,977
Comprehensive income:
Net income	—	—	—	60,478	—	60,478
Unrealized gain on available-for-sale marketable debt securities	—	—	—	—	25	25
Total comprehensive income						60,503

Exercise of common stock options	725	7	4,349	—	—	4,356
Tax effect from stock-based compensation	—	—	1,865	—	—	1,865
Stock-based compensation	204	2	4,969	—	—	4,971
Repurchases of common stock	(30)	—	(371)	—	—	(371)
Other	43	—	90	—	—	90
Balance at December 31, 2011	56,397	$564	$47,701	$81,101	$25	$129,391

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$60,478	$31,568	$35,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,543	14,626	19,054
Stock-based compensation	4,971	3,962	3,236
Net loss on disposals and impairments of assets	98	251	683
Excess tax benefits from stock-based compensation	(2,190)	(1,358)	—
Deferred income taxes	2,839	2,352	(18,209)
Change in operating assets and liabilities:
Accounts receivable	(3,935)	718	(3,618)
Inventories	(5,204)	(4,001)	3,029
Income taxes	4,445	6,647	22,007
Prepaid expenses and other assets	(1,976)	1,579	(1,776)
Accounts payable	6,913	3,995	2,545
Customer prepayments	585	1,707	(243)
Accrued compensation and benefits	5,167	11,471	943
Other taxes and withholding	1,944	53	1,604
Warranty liabilities	566	(1,398)	(906)
Other accruals and liabilities	2,802	(765)	(725)
Net cash provided by operating activities	91,046	71,407	63,176
Cash flows from investing activities:
Investments in marketable debt securities	(40,021)	—	—
Proceeds from maturities of marketable debt securities	10,000	—	—
Purchases of property and equipment	(23,527)	(7,349)	(2,459)
Increase in restricted cash	(2,650)	—	—
Proceeds from sales of property and equipment	11	10	15
Net cash used in investing activities	(56,187)	(7,339)	(2,444)
Cash flows from financing activities:
Net decrease in short-term borrowings	(795)	(1,074)	(84,756)
Repurchases of common stock	(371)	(1,391)	—
Proceeds from issuance of common stock	4,356	1,014	26,534
Excess tax benefits from stock-based compensation	2,190	1,358	—
Debt issuance costs	—	(143)	(1,313)
Net cash provided by (used in) financing activities	5,380	(236)	(59,535)
Net increase in cash and cash equivalents	40,239	63,832	1,197
Cash and cash equivalents, at beginning of year	76,016	12,184	10,987
Cash and cash equivalents, at end of year	$116,255	$76,016	$12,184

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$23,778	$9,732	$(25,978)
Interest paid	$113	$444	$4,747
Capital lease obligations incurred	$83	$466	$674
Purchases of property and equipment included in accounts payable	$1,486	$965	$388

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

Select Comfort Corporation and our wholly-owned subsidiaries (“Select Comfort” or the “Company”) design, manufacture, market and distribute the proprietary SLEEP NUMBER® bed, a premium quality, adjustable-firmness mattress, and other sleep-related products. We sell through two distribution channels: (i) Company-Controlled which includes Retail, Direct and E-Commerce; and (ii) Wholesale. The consolidated financial statements include the accounts of Select Comfort Corporation and our subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

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

The change in accounting principle has been applied retrospectively by adjusting all previously reported amounts to conform to our new policy. A summary of the retrospective application is as follows for the periods presented in this Form 10-K (in thousands):

	Before Accounting Policy Change	Adjustment	As Reported
Consolidated balance sheet – December 31, 2011
Cash and cash equivalents	$125,205	$(8,950)	$116,255
Accounts receivable	4,894	8,950	13,844

	As Previously Reported	Adjustment	As Adjusted
Consolidated balance sheet – January 1, 2011
Cash and cash equivalents	$81,361	$(5,345)	$76,016
Accounts receivable	4,564	5,345	9,909

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

	Before Accounting Policy Change	Adjustment	As Reported
Consolidated statement of cash flow – Year ended December 31, 2011
Cash flows from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	$(330)	$(3,605)	$(3,935)
Net cash provided by operating activities	94,651	(3,605)	91,046

Net increase in cash and cash equivalents	$43,844	$(3,605)	$40,239
Cash and cash equivalents, at beginning of year	81,361	(5,345)	76,016
Cash and cash equivalents, at end of year	$125,205	$(8,950)	$116,255

	As Previously Reported	Adjustment	As Adjusted
Consolidated statement of cash flow – Year ended January 1, 2011
Cash flows from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	$530	$188	$718
Net cash provided by operating activities	71,219	188	71,407

Net increase in cash and cash equivalents	$63,644	$188	$63,832
Cash and cash equivalents, at beginning of year	17,717	(5,533)	12,184
Cash and cash equivalents, at end of year	$81,361	$(5,345)	$76,016

	As Previously Reported	Adjustment	As Adjusted
Consolidated statement of cash flow – Year ended January 2, 2010
Cash flows from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	$(155)	$(3,463)	$(3,618)
Net cash provided by operating activities	66,639	(3,463)	63,176

Net increase in cash and cash equivalents	$4,660	$(3,463)	$1,197
Cash and cash equivalents, at beginning of year	13,057	(2,070)	10,987
Cash and cash equivalents, at end of year	$17,717	$(5,533)	$12,184

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends are as follows: fiscal 2011 ended December 31, 2011; fiscal 2010 ended January 1, 2011; and fiscal 2009 ended January 2, 2010. Fiscal years 2011, 2010 and 2009 each had 52 weeks.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts totaled $6.9 million and $7.2 million at December 31, 2011, and January 1, 2011, respectively. Book overdrafts are included in accounts payable in our consolidated balance sheets and in net decrease in short-term borrowings in the financing activities section of our consolidated statements of cash flows.

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

Realized gains and losses, if any, are calculated on the specific identification method and are measured and reclassified from accumulated other comprehensive income in our consolidated balance sheets to other expense, net in our consolidated statements of operations.

See Note 2, Fair Value Measurements, for more information on our fair value measurements.

Concentration of Credit Risk

Our investment policy’s primary focus is to preserve principal and maintain adequate liquidity. Our investment policy addresses the concentration of credit risk by limiting the concentration in certain investment types. Our exposure to a concentration of credit risk consist primarily of cash, cash equivalents and investments. We place our cash with high-credit quality financial institutions. We currently hold investments solely in U.S. Treasury securities. We believe no significant concentration of credit risk exist with respect to our cash, cash equivalents and investments.

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of receivables from wholesale customers and receivables from third-party financiers for customer credit card purchases. The allowance is recognized in an amount equal to anticipated future write-offs. We estimate future write-offs based on delinquencies, aging trends, industry risk trends and our historical experience. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

Inventories

Inventories include materials, labor and overhead and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Property and Equipment

Property and equipment, carried at cost, is depreciated using the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts with any resulting gain or loss included in net income in our consolidated statements of operations. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful life are capitalized.

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

Other Assets

Other assets include deposits, patents, trademarks and goodwill. Patents and trademarks are amortized using the straight-line method over periods ranging from 10 to 17 years. The carrying value of goodwill at both December 31, 2011, and January 1, 2011, was $2.9 million.

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

Asset impairment charges is one of our critical accounting estimates and requires management to make estimates about future events including sales growth rates, cash flows and asset fair values. Predicting future events is inherently an imprecise activity. If actual results are not consistent with the estimates and assumptions used in our asset impairment calculations, we may incur additional impairment charges. See Note 1, Business and Summary of Significant Accounting Policies – Fair Value Measurements, for a discussion of how we determine fair values.

Our test for goodwill impairment is performed at least annually. Beginning in the fourth quarter of fiscal 2011, we early adopted the Financial Accounting Standards Board’s (“FASB’s”) new guidance for goodwill impairment testing. The new guidance allows us to perform a qualitative assessment before calculating the fair value of a reporting unit. If we determine, based on our qualitative assessments, that the fair value of our reporting unit is “more likely than not” greater than the carrying amount, a quantitative calculation would not be needed. However, if there are any indications of impairment or if the fair value of our reporting unit is not “more likely than not” greater than the carrying amount, we would perform a quantitative analysis. The FASB’s new guidance did not change the quantitative assessment of goodwill, if required. The quantitative goodwill impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount,

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. During the fourth quarter of 2011, we elected to complete a quantitative analysis.  Based on our quantitative assessment, we determined there was no impairment.

Warranty Liabilities

We provide a 20-year limited warranty on our beds. The customer participates over the last 18 years of the warranty period by paying a portion of the retail value of replacement parts. The estimated warranty costs, which are expensed at the time of sale and included in cost of sales, are based on historical claims rates incurred by us and are adjusted for any current trends as appropriate. Our warranty liability is one of our critical accounting policies and contains uncertainties because our warranty obligations cover an extended period of time. Actual warranty claim costs could differ from these estimates. We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.

We classify as noncurrent those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$5,744	$7,143	$8,049
Additions charged to costs and expenses for current-year sales	4,232	3,630	5,114
Deductions from reserves	(4,750)	(4,318)	(5,822)
Changes in liability for pre-existing warranties during the current year, including expirations(1)	1,084	(711)	(198)
Balance at end of period	$6,310	$5,744	$7,143

(1)	Incudes $1.6 million adjustment for customer-service reserves during 2011.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Our projected fair value calculations reflect recent consumer spending trends and assume no significant change in the macroeconomic environment for the foreseeable future. Our fair value calculations reflect the ongoing availability of consumer credit and our ability to provide cost-effective consumer credit options.

Revenue Recognition

Revenue is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes. Amounts billed to customers for delivery and set up are included in net sales. Revenue is reported net of estimated sales returns and excludes sales taxes.

We accept sales returns after a 30-night trial period. The accrued sales returns estimate is based on historical return rates and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

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
•   Credit card processing fees; and
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

Operating Leases

We rent our retail, office and manufacturing space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and certain building operating expenses. In addition, our mall store leases may require payment of contingent rents based upon sales levels.

Rent expense is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in other current liabilities or other long-term liabilities, as appropriate. The lease

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. At December 31, 2011, and January 1, 2011, deferred rent included in other current liabilities in our consolidated balance sheets was $1.3 million and $1.5 million, respectively, and deferred rent included in other long-term liabilities in our consolidated balance sheets was $3.7 million and $3.9 million, respectively.

Leasehold improvements that are funded by landlord incentives or allowances under an operating lease are recorded as deferred lease incentives, in other current liabilities or other long-term liabilities, as appropriate and amortized as reductions to rent expense over the lease term. At December 31, 2011, and January 1, 2011, deferred lease incentives included in other current liabilities in our consolidated balance sheets were $1.2 million and $1.2 million, respectively, and deferred lease incentives included in other long-term liabilities in our consolidated balance sheets were $3.7 million and $3.6 million, respectively.

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

We also lease delivery vehicles, which in addition to the minimum lease payments, require payment of a management fee and contain certain residual value guarantee provisions that would become due at the expiration of the operating agreement if the fair value of the leased vehicles is less than the guaranteed residual value. As of December 31, 2011, the maximum guaranteed residual value at lease expiration was $0.8 million. Historically, payments related to these guarantees have been insignificant. We believe the likelihood of funding the guarantee obligation is remote and thus, we have not recognized a liability.

Pre-opening Costs

Costs associated with the start up and promotion of new store openings are expensed as incurred.

Advertising Costs

We incur advertising costs associated with print and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $91.6 million, $70.2 million and $61.4 million in 2011, 2010 and 2009, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheets were $2.2 million and $1.8 million as of December 31, 2011, and January 1, 2011, respectively.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $4.3 million and $4.4 million at December 31, 2011, and January 1, 2011, respectively. At December 31, 2011, and January 1, 2011, $2.0 million and $2.3 million, respectively, were included in other current liabilities and $2.3 million and $2.1 million, respectively, were included in other long-term liabilities in our consolidated balance sheets. At December 31, 2011, we had a restricted deposit of $2.7 million with our insurer that serves as collateral for our workers’ compensation insurance obligations and was included in other current assets in our consolidated balance sheet.

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

See Note 8, Shareholders’ Equity, for additional information on stock-based compensation.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for any portion of deferred tax assets that are not considered more likely than not to be realized. We evaluate all available positive and negative evidence, including our forecast of future taxable income, to assess the need for a valuation allowance on our deferred tax assets.

We record a liability for unrecognized tax benefits from uncertain tax positions taken, or expected to be taken, in our tax returns. We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

We classify interest and penalties on tax uncertainties as a component of income tax expense (benefit) in our consolidated statements of operations.

Net Income Per Share

We calculated basic net income per share by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. We calculated diluted net income per share based on the weighted-average number of common shares outstanding adjusted by the number of potentially dilutive common shares as determined by the treasury stock method. Potentially dilutive shares consisted of stock options, restricted stock and warrants.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)
Subsequent Events

Events that have occurred subsequent to December 31, 2011 have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require recognition or disclosure in the consolidated financial statements as of or for the fiscal year ended December 31, 2011.

New Accounting Pronouncements

In May 2011, the FASB issued new guidance regarding fair value measurements. The new guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. As this is a financial statement presentation issue, we do not expect the adoption of this new guidance to have any impact on our consolidated results of operations, financial position or cash flows. This new guidance will be effective for us beginning in the first quarter of 2012 and is to be applied on a prospective basis.

In June 2011, the FASB issued new guidance regarding the presentation of other comprehensive income. The objective of the new guidance is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance does not change the items that are required to be reported in other comprehensive income, but changes the presentation of those items in the consolidated financial statements. As this is a financial statement presentation issue, we do not expect the adoption of this new guidance to have any impact on our consolidated results of operations, financial position or cash flows. This new guidance will be effective for us beginning in the first quarter of 2012 and is to be applied on a retrospective basis.

(2) Fair Value Measurements

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

At December 31, 2011, we had $20.0 million of marketable debt securities – current and $10.0 million of marketable debt securities – non-current. These securities are comprised of U. S. Treasury securities and are classified as Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

At December 31, 2011, and January 1, 2011, we had $1.3 million and $0.8 million, respectively, of marketable securities that fund our deferred compensation plan. We also had corresponding deferred compensation plan liabilities of $1.3 million and $0.8 million at December 31, 2011, and January 1, 2011, respectively. Substantially all of the marketable securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the marketable securities that fund our deferred compensation plan offset those associated with the corresponding deferred compensation liabilities.

At December 31, 2011, and January 1, 2011, we did not have any nonfinancial assets or liabilities that required a fair-value measurement on a recurring basis.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Assets and Liabilities that are Measured at Fair Value on a Non-Recurring Basis

We measure certain assets, including our long-lived assets, at fair value on a non-recurring basis. These assets are recorded at their fair value when the asset’s carrying value may not be recoverable and carrying value of the asset is less than fair value. The fair value of the long-lived assets was determined using Level 3 inputs and the valuation techniques discussed in Note 1, Business and Summary of Significant Accounting Policies. During 2010 and 2009, we recorded $0.3 million and $0.7 million, respectively, of impairment charges for long-lived assets measured on a non-recurring basis. The remaining book value of the impaired assets was not significant. There were no assets measured at fair value on a non-recurring basis in 2011.

Financial Assets and Liabilities not Measured at Fair Value

Certain of our financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature or variable interest rate. These financial assets and liabilities include cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities.

(3) Inventories

Inventories consist of the following (in thousands):

	December 31, 2011	January 1, 2011
Raw materials	$4,834	$4,759
Work in progress	96	65
Finished goods	19,921	14,823
	$24,851	$19,647

Our finished goods inventory, as of December 31, 2011, was comprised of $6.5 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $8.6 million of finished components that were ready for assembly for the completion of beds, and $4.8 million of retail accessories.

Our finished goods inventory, as of January 1, 2011, was comprised of $5.4 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $5.3 million of finished components that were ready for assembly for the completion of beds, and $4.1 million of retail accessories.

(4) Investments

Investments at December 31, 2011 were comprised of the following (in thousands):
	Amortized Cost	Fair Value(1)
Marketable debt securities – current (U.S. Treasury securities, due in less than one year)	$20,004	$20,020
Marketable debt securities – non-current (U.S. Treasury securities, due between one and two years)	10,017	10,042
	$30,021	$30,062

(1) See Notes 1 and 2 for discussion of fair value measurements.

During 2011, $10.0 million of marketable debt securities matured and were redeemed at face value. We held no short-term or long-term investments at January 1, 2011.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(5) Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2011	January 1, 2011
Land	$1,999	$1,999
Leasehold improvements	75,408	75,810
Office furniture and equipment	13,645	7,692
Production machinery, computer equipment and software	78,082	68,914
Property under capital lease	1,672	2,309
Construction in progress	5,050	1,647
Less: Accumulated depreciation and amortization	(132,006)	(125,418)
	$43,850	$32,953

During 2011, 2010 and 2009, we recorded asset impairment charges of $0.1 million, $0.3 million, and $0.7 million, respectively. The impairment charges in 2011 were primarily related to production machinery, computer equipment and certain store assets. The impairment charges in 2010 were primarily related to underperforming stores’ assets. The impairment charges in 2009 were related to assets at stores expected to close prior to their normal lease termination dates, and certain equipment and software.

(6) Leases

Operating Leases

Rent expense was as follows (in thousands):

Facility Rents:	2011	2010	2009
Minimum rents	$32,928	$33,195	$36,040
Contingent rents	6,480	3,074	1,507
Total	$39,408	$36,269	$37,547

Equipment Rents	$2,469	$2,259	$2,238

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Capital Leases

During 2011, 2010 and 2009, we entered into capital leases totaling $0.1 million, $0.5 million and $0.7 million, respectively, for certain computer equipment and software. At December 31, 2011, and January 1, 2011, $0.2 million and $0.4 million, respectively, were included in other current liabilities and $0.1 million and $0.3 million, respectively, were included in other long-term liabilities in our consolidated balance sheets.

The aggregate minimum rental commitments under operating leases and future maturities of capital leases for subsequent years are as follows (in thousands):

	Operating	Capital
2012	$32,773	$192
2013	26,915	112
2014	19,830	3
2015	13,521	—
2016	10,014	—
Thereafter	9,761	—
Total future minimum lease payments	$112,814	307
Less: amount representing interest		(15)
Present value of future minimum lease payments		$292

(7) Debt

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

Any borrowings under the Credit Agreement will, at our request, be classified as either LIBOR Loans or Adjusted Base Rate (“ABR”) Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect plus 3.00%, or (ii) with respect to ABR Loans, the ABR (as defined in the Credit Agreement) then in effect plus 0.50%. We are subject to certain financial covenants under the Credit Agreement, including minimum fixed charge coverage ratios, minimum net worth requirements, and maintenance of an aggregate principal balance of zero under the Credit Agreement for a period of not less than 30 consecutive days in each fiscal year. The Credit Agreement is secured by a first priority security interest in our assets and those of our domestic subsidiaries.

At December 31, 2011, and January 1, 2011, $20.0 million and $17.0 million, respectively, were available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. As of December 31, 2011, we had no outstanding letters of credit. As of January 1, 2011, we had $3.0 million of outstanding letters of credit.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(8) Shareholders’ Equity

Stock-Based Compensation Plans

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board of Directors (“Board”). At December 31, 2011, a total of 1,587,000 shares were available for future grant under the 2010 stock plan.

Stock Options

Stock option awards are granted at exercise prices equal to the closing price of our stock on the date of grant. Generally, options vest proportionally over periods of two to four years from the dates of the grant and expire after ten years. Compensation expense is recognized ratably over the vesting period.

A summary of our stock option activity for the year ended December 31, 2011, was as follows (in thousands, except per share amounts):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2011	3,985	$11.72	5.8	$8,830
Granted	249	17.27
Exercised	(725)	6.04
Canceled/Forfeited	(204)	12.09
Outstanding at December 31, 2011	3,305	$13.36	5.4	$29,907

Exercisable at December 31, 2011	1,883	$11.67	4.4	$19,584

(1)	Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

Other information pertaining to options for the years ended December 31, 2011; January 1, 2011; and January 2, 2010; is as follows (in thousands, except per share amounts):

	2011	2010	2009
Weighted-average grant date fair value of stock options granted	$10.91	$6.18	$1.17
Total intrinsic value (at exercise) of stock options exercised	$8,295	$5,860	$140
Cash received from the exercise of stock options	$4,356	$1,014	$130
Stock-based compensation expense recognized in the consolidated statements of operations	$2,721	$2,491	$2,184
Excess income tax benefits from exercise of stock options	$2,001	$1,358	$—

At December 31, 2011, there was $6.5 million of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 3.2 years.

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

The assumptions used to calculate the fair value of awards granted during 2011, 2010 and 2009 using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2011	2010	2009
Expected dividend yield	0%	0%	0%
Expected volatility	78%	78%	89%
Risk-free interest rate	1.9%	2.0%	2.4%
Expected term (in years)	5.0	4.9	4.8

Stock Awards

We issue stock awards to certain employees in conjunction with our stock-based compensation plan. The stock awards generally cliff-vest from two to four years based on continued employment (“time based”). Compensation expense related to stock awards is determined on the grant-date based on the publicly quoted fair market value of our common stock and is charged to earnings on a straight-line basis over the vesting period. Performance stock awards are time based, however, the final number of shares earned (and related compensation expense) may be adjusted up or down depending upon the extent to which the target performance is met as of the last day of the performance cycle.

Total compensation expense related to stock awards was $2.2 million, $1.5 million, and $1.1 million, for the years ended December 31, 2011; January 1, 2011; and January 2, 2010, respectively. Excess income tax benefits from stock awards was $0.2 million for the year ended December 31, 2011. There were no excess income tax benefits related to stock awards for the years ended January 1, 2011, and January 2, 2010.

Stock award and performance stock award activity was as follows for the year ended December 31, 2011 (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2011	447	$7.83	688	$5.48
Granted	100	16.76	142	17.34
Vested	(112)	11.72	(18)	19.85
Canceled/Forfeited	(44)	7.34	(86)	3.76
Outstanding at December 31, 2011	391	$9.06	726	$7.65

At December 31, 2011, there was $5.2 million of unrecognized compensation expense related to non-vested stock awards, which is expected to be recognized over a weighted-average period of 2.7 years.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Repurchases of Common Stock

On April 20, 2007, our Board authorized the repurchase of up to an additional $250.0 million of our common stock, bringing the total availability under our share repurchase program to $290.0 million. During 2011, 2010 and 2009, we did not repurchase any shares of common stock under this share repurchase program. As of December 31, 2011, the remaining authorization under our share repurchase program was $206.8 million. There is no expiration date governing the period over which we can repurchase shares.

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

Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	2011	2010	2009
Net income	$60,478	$31,568	$35,552

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	55,081	54,005	45,682
Effect of dilutive securities:
Options	821	817	219
Restricted shares	530	442	269
Warrants	—	—	28
Diluted weighted-average shares outstanding	56,432	55,264	46,198

Net income per share – basic	$1.10	$0.58	$0.78
Net income per share – diluted	1.07	0.57	0.77

Additional potentially dilutive stock options totaling 1,537,000, 2,486,000 and 4,405,000 for the years 2011, 2010 and 2009, respectively, have been excluded from diluted EPS because these securities’ exercise prices were greater than the average market price of our common shares.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(9) Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	2011	2010	2009
Interest expense	$188	$838	$5,708
Interest income	(155)	(59)	(16)
Write-off unamortized debt cost	—	1,114	291
Other expense, net	$33	$1,893	$5,983

(10) Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

Current:	2011	2010	2009
Federal	$23,481	$15,812	$(2,763)
State	3,622	758	103
	27,103	16,570	(2,660)
Deferred:
Federal	2,434	564	(16,231)
State	405	1,788	(1,971)
	2,839	2,352	(18,202)
Income tax expense (benefit)	$29,942	$18,922	$(20,862)

The following table provides a reconciliation between the statutory federal income tax rate and our effective income tax rate:

	2011	2010	2009
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	2.9	4.7
Manufacturing deduction	(2.9)	(2.7)	—
Changes in unrecognized tax benefits	(0.8)	1.8	5.0
Change in valuation allowance	—	—	(182.7)
Other	(1.4)	0.5	(4.0)
Effective tax rate	33.1%	37.5%	(142.0)%

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2008 or state income tax examinations prior to 2007.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

Deferred tax assets:	2011	2010
Current:
Compensation and benefits	$1,175	$1,254
Warranty and returns liabilities	2,492	1,584
Deferred rent and lease incentives	862	911
Other	107	570
Long-term:
Property and equipment	1,119	3,541
Stock-based compensation	6,380	5,964
Deferred rent and lease incentives	2,411	2,416
Warranty liability	1,047	1,419
Net operating loss and capital loss carryforwards	2,090	2,773
Other	417	469
Total gross deferred tax assets	18,100	20,901
Valuation allowance	(693)	(639)
Total net deferred tax assets	$17,407	$20,262

At December 31, 2011, we had net operating loss carryforwards for state income tax purposes of $28.4 million which will expire between 2012 and 2032.

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

In 2008 based on all available evidence, we established a $26.8 million valuation allowance against deferred tax assets. In 2009, after reviewing all evidence, we concluded that it was more likely than not that substantially all of our deferred tax assets would be realizable. Our conclusion was based on the quality and quantity of positive evidence, including our return to profitability in 2009, our expectations of profitability going forward, successful renegotiation of our credit facility, additional equity infusions, the significant improvement in our liquidity position and actions taken to reduce our cost structure, all providing support for our ability to rely on our estimates of future profitability. Based on that evidence, much of it occurring in the fourth quarter, we reversed substantially all of the deferred tax valuation allowance at the end of 2009.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2011, 2010 and 2009 was as follows (in thousands):

	Federal and State Tax
	2011	2010	2009
Beginning balance	$1,354	$1,375	$152
Increases related to prior-year tax positions	355	621	243
Decreases related to prior-year tax positions	—	(572)	—
Settlements with taxing authorities	(1,506)	(138)	—
Lapse of statute of limitations	(70)	—	—
Increases related to current-year tax positions	292	68	980
Ending balance	$425	$1,354	$1,375

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

We recognize net interest and penalties (not included in the “Federal and State Tax” above) as components of income tax expense. In 2011, 2010 and 2009, we included $(221,000), $247,000 and $78,000, respectively, of net penalties and interest in income tax expense (benefit). At December 31, 2011, and January 1, 2011, we had accrued interest and penalties of $72,000 and $292,000, respectively.

At December 31, 2011, and January 1, 2011, the total amounts of unrecognized tax benefits for uncertain tax positions that if recognized, would impact the effective tax rate were $0.5 million and $1.6 million, respectively. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.

(11) Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. There was no contribution during 2009. During 2011 and 2010, our contributions, net of forfeitures, were $1.8 million and $1.0 million, respectively.

(12)  Employee Stock Purchase Plan

We had an employee stock purchase plan (“ESPP”) which permitted employees to purchase our common stock at a 5% discount based on the average price of the stock on the last business day of the offering period (calendar quarter basis). Purchases were funded by employee payroll deductions during the offering period. We discontinued our ESPP plan at the beginning of 2009. Employees purchased 342,561 shares in 2009 under this plan.

(13) Commitments and Contingencies

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Consumer Credit Arrangements

We refer customers seeking extended financing to certain third party financiers (“Card Servicers”). The Card Servicers, if credit is granted, establish the interest rates, fees, and all other terms and conditions of the customer’s account based on their evaluation of the creditworthiness of the customer. As the receivables are owned by the Card Servicers, at no time are the receivables purchased or acquired from us. We are not liable to the Card Servicers for our customers’ credit defaults. In connection with customer purchases financed under these arrangements, the Card Servicers pay us an amount equal to the total amount of such purchases, net of promotional related discounts. The amounts due from Card Servicers under the program were included in accounts receivable and totaled $6.2 million and $2.2 million as of December 31, 2011, and January 1, 2011, respectively.

Our agreement, under which GE Money Bank offers to our qualified customers revolving credit arrangements to finance purchases from us (the “GE Agreement”), contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash balance requirement. We were in compliance with all financial covenants at December 31, 2011.

Commitments

As of December 31, 2011, we had $4.1 million of inventory purchase commitments with our suppliers as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not currently expect any payments under these provisions.

At December 31, 2011, we had entered into nine lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to ten years, which if consummated based on current cost estimates, would approximate $5.1 million over the initial lease term. In addition, we had entered into a lease commitment for delivery vehicles. This lease commitment provides for minimum rentals over the next five years, which if consummated based on current cost estimates, would approximate $2.5 million. The minimum rentals for these lease commitments have been included in the future minimum lease payments in Note 6, Leases.

(14) Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of our quarterly results for 2011 and 2010. Figures are in thousands except earnings per share amounts. Amounts may not add due to rounding differences.

2011	First	Second	Third	Fourth	Fiscal Year
Net sales	$193,068	$161,462	$199,600	$189,073	$743,203
Gross profit	123,101	102,504	125,762	118,978	470,345
Operating income	26,398	17,626	26,459	19,970	90,453
Net income	16,583	11,289	17,236	15,370	60,478
Net income per share – diluted	0.30	0.20	0.31	0.27	1.07

2010	First	Second	Third	Fourth	Fiscal Year
Net sales	$157,953	$138,952	$160,103	$148,668	$605,676
Gross profit	98,084	86,465	99,989	93,725	378,263
Operating income	14,189	9,937	16,780	11,477	52,383
Net income	7,760	6,202	10,488	7,118	31,568
Net income per share – diluted	0.14	0.11	0.19	0.13	0.57

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct applicable to our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). The Code of Business Conduct is available on the Investor Relations section of our website at http://www.sleepnumber.com. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer and controller, we intend to disclose the same on our website at http://www.sleepnumber.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2011:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,305,000	$13.36	1,587,000

Equity compensation plans not approved by security holders	None	Not applicable	None

Total	3,305,000	$13.36	1,587,000

(1)	Includes the Select Comfort Corporation 1997 Stock Incentive Plan, the Select Comfort Corporation 2004 Stock Incentive Plan and the Select Comfort Corporation 2010 Omnibus Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance” in our Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated herein by reference.

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

SELECT COMFORT CORPORATION (Registrant)

Dated: February 28, 2012	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer
(principal executive officer)

	By:	/s/ Wendy L. Schoppert
Wendy L. Schoppert
Chief Financial Officer
(principal financial officer)

	By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints William R. McLaughlin, Wendy L. Schoppert and Mark A. Kimball, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date or dates indicated.

NAME	TITLE	DATE

/s/ Jean-Michel Valette	Chairman of the Board	February 23, 2012
Jean-Michel Valette

/s/ William R. McLaughlin	Director	February 21, 2012
William R. McLaughlin

/s/ Stephen L. Gulis, Jr.	Director	February 23, 2012
Stephen L. Gulis, Jr.

/s/ Michael J. Harrison	Director	February 23, 2012
Michael J. Harrison

/s/ Shelly R. Ibach	Director	February 27, 2012
Shelly R. Ibach

/s/ David T. Kollat	Director	February 23, 2012
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 23, 2012
Brenda J. Lauderback

/s/ Kathy Nedorostek	Director	February 23, 2012
Kathy Nedorostek

/s/ Michael A. Peel	Director	February 23, 2012
Michael A. Peel

/s/ Ervin R. Shames	Director	February 16, 2012
Ervin R. Shames

SELECT COMFORT CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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
Incorporated by reference to Exhibit 10.5 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.7	Fifth Amendment to Lease dated August 28, 2006 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-25121)

10.8	Lease Agreement dated as of September 19, 2002 between the Company and Blind John, LLC (as successor to Frastacky (US) Properties Limited Partnership)	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.9	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.10	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)

10.11	Select Comfort Corporation 1997 Stock Incentive Plan, as amended and restated	Incorporated by reference to Exhibit 10.8 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25121)

10.12	Form of Incentive Stock Option Agreement under the 1997 Stock Plans	Incorporated by reference to Exhibit 10.16 contained in the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.13	Form of Performance Based Stock Option Agreement under the 1997 Stock Plans	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.14	Select Comfort Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)	Incorporated by reference to Exhibit 10.16 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.15	Form of Nonstatutory Stock Option Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.16	Form of Restricted Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.17	Form of Performance Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.18	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.19	Select Comfort Corporation 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed May 25, 2010 (File No. 0-25121)

10.20	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.21	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.22	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.23	Select Comfort Profit Sharing and 401(K) Plan – 2007 Restatement	Incorporated by reference to Exhibit 10.22 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.24	Select Comfort Executive Investment Plan, as Amended and Restated October 29, 2008	Incorporated by reference to Exhibit 10.21 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 0-25121).

10.25	Employment Letter from the Company to William R. McLaughlin dated March 3, 2000	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File No. 0-25121)

10.26	Employment Letter from the Company to William R. McLaughlin dated March 2, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed March 6, 2006 (File No. 0-25121)

10.27	Letter Agreement between William R. McLaughlin and Select Comfort Corporation dated as of February 21, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed February 27, 2008 (File No. 0-25121)

10.28	Amended and Restated Non-Statutory Stock Option Agreement between Select Comfort Corporation and William R. McLaughlin dated as of April 22, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed April 24, 2008 (File No. 0-25121)

10.29	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005	Incorporated by reference to Exhibit 10.17 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.30	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005	Incorporated by reference to Exhibit 10.18 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.31	Employment Letter from the Company to Mark A. Kimball dated April 22, 1999	Incorporated by reference to Exhibit 10.25 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

10.32	Summary of Executive Health Program	Incorporated by reference to Exhibit 10.36 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.33	Summary of Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed January 3, 2005 (File No. 0-25121)

10.34	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed August 21, 2008 (File No. 0-25121)

10.35	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.34 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 0-25121).

10.36	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.36 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.37	Supply Agreement dated October 3, 2006 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.39 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.38	Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of December 14, 2005 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed December 20, 2005 (File No. 0-25121)

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

10.41	GE Waiver and Consent dated May 21, 2009	Incorporated by reference to Exhibit 10.6 contained in Select Comfort’s Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

Exhibit No.	Description	Method Of Filing

10.42	Credit Agreement, dated March 26, 2010, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed March 29, 2010 (File No. 0-25121)

10.43	Ninth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated June 29, 2011	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed July 6, 2011 (File No. 0-25121)

10.44	Tenth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated July 18, 2011	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed July 22, 2011 (File No. 0-25121)

10.45	Select Comfort Corporation Non-Employee Director Deferral Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Current Report on Form 8-K filed September 16, 2011 (File No. 0-25121)

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 contained in Select Comfort’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 (File No. 0-25121)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on signature page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method Of Filing
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011, (ii) Consolidated Statements of Operations for the years ended December 31,  2011, January 1, 2011, and January 2, 2010, (iii) Consolidated Statement of Shareholders’ Equity for the years ended December 31,  2011, January 1, 2011, and January 2, 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31,  2011, January 1, 2011, and January 2, 2010, and (v) Notes to Consolidated Financial Statements.
Filed herewith(2)

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

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts
2011	$302	$275	$180	$397
2010	379	197	274	302
2009	713	138	472	379

Accrued sales returns
2011	$2,944	$40,449	$38,991	$4,402
2010	2,885	29,885	29,826	2,944
2009	2,744	25,920	25,779	2,885