Form 10-Q
period 2012-03-31
SELECT COMFORT CORP
filed 2012-04-27
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of March 31, 2012, 56,705,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited)
	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$150,943	$116,255
Marketable debt securities – current	20,011	20,020
Accounts receivable, net of allowance for doubtful accounts of $460 and $397, respectively	12,454	13,844
Inventories	24,884	24,851
Prepaid expenses	5,079	5,778
Deferred income taxes	4,474	4,443
Other current assets	6,042	6,004
Total current assets	223,887	191,195

Noncurrent assets:
Marketable debt securities – non-current	10,029	10,042
Property and equipment, net	49,456	43,850
Deferred income taxes	15,551	12,964
Other assets	4,958	4,606
Total assets	$303,881	$262,657

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$53,873	$50,141
Customer prepayments	19,877	13,529
Compensation and benefits	17,379	29,806
Taxes and withholding	19,187	9,883
Other current liabilities	17,698	15,691
Total current liabilities	128,014	119,050

Non-current liabilities:
Warranty liabilities	2,752	2,714
Other long-term liabilities	11,670	11,502
Total liabilities	142,436	133,266

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 56,705 and 56,397 shares issued and outstanding, respectively	567	564
Additional paid-in capital	57,347	47,701
Retained earnings	103,518	81,101
Accumulated other comprehensive income	13	25
Total shareholders’ equity	161,445	129,391
Total liabilities and shareholders’ equity	$303,881	$262,657

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited – in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	April 2, 2011

Net sales	$262,383	$193,068
Cost of sales	98,084	69,967
Gross profit	164,299	123,101

Operating expenses:
Sales and marketing	106,185	80,271
General and administrative	16,929	15,623
Research and development	1,290	731
CEO transition costs	5,595	—
Asset impairment charges	4	78
Total operating expenses	130,003	96,703
Operating income	34,296	26,398
Other income (expense), net	7	(30)
Income before income taxes	34,303	26,368
Income tax expense	11,886	9,785

Net income	$22,417	$16,583

Basic net income per share:
Net income per share – basic	$0.40	$0.30
Weighted-average shares – basic	55,640	54,726
Diluted net income per share:
Net income per share – diluted	$0.39	$0.30
Weighted-average shares – diluted	57,440	55,977

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited – in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	April 2, 2011

Net income	$22,417	$16,583
Other comprehensive loss – unrealized loss on available-for-sale marketable debt securities, net of tax benefit of $8	(12)	—
Comprehensive income	$22,405	$16,583

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited – in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2011	56,397	$564	$47,701	$81,101	$25	$129,391
Comprehensive income:
Net income	—	—	—	22,417	—	22,417
Unrealized loss on available-for-sale marketable debt securities	—	—	—	—	(12)	(12)
Total comprehensive income						22,405

Exercise of common stock options	208	2	1,653	—	—	1,655
Tax effect from stock-based compensation	—	—	2,244	—	—	2,244
Stock-based compensation	140	1	6,963	—	—	6,964
Repurchases of common stock	(40)	—	(1,214)	—	—	(1,214)
Balance at March 31, 2012	56,705	$567	$57,347	$103,518	$13	$161,445

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$22,417	$16,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,245	3,162
Stock-based compensation	6,964	1,134
Net loss on disposals and impairments of assets	4	78
Excess tax benefits from stock-based compensation	(2,372)	(296)
Deferred income taxes	(2,610)	1,442
Changes in operating assets and liabilities:
Accounts receivable	1,390	1,159
Inventories	(33)	1,114
Income taxes	10,388	6,531
Prepaid expenses and other assets	186	(2,533)
Accounts payable	6,591	4,181
Customer prepayments	6,348	2,580
Accrued compensation and benefits	(12,449)	(6,681)
Other taxes and withholding	1,160	1,305
Warranty liabilities	569	(119)
Other accruals and liabilities	1,720	2,583
Net cash provided by operating activities	44,518	32,223

Cash flows from investing activities:
Purchases of property and equipment	(9,281)	(2,744)
Proceeds from sales of property and equipment	9	—
Increase in restricted cash	—	(2,650)
Net cash used in investing activities	(9,272)	(5,394)

Cash flows from financing activities:
Net decrease in short-term borrowings	(3,371)	(1,119)
Excess tax benefits from stock-based compensation	2,372	296
Proceeds from issuance of common stock	1,655	143
Repurchases of common stock	(1,214)	(283)
Net cash used in financing activities	(558)	(963)

Net increase in cash and cash equivalents	34,688	25,866
Cash and cash equivalents, at beginning of period	116,255	76,016
Cash and cash equivalents, at end of period	$150,943	$101,882

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended March 31, 2012 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of March 31, 2012, and December 31, 2011 and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other recent filings with the SEC.

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

Subsequent Events

Events that have occurred subsequent to March 31, 2012 have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period, other than as described in Note 11, Subsequent Events, that would require recognition or disclosure in the condensed consolidated financial statements as of or for the period ended March 31, 2012.

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

At both March 31, 2012, and December 31, 2011, we had $20.0 million of marketable debt securities – current and $10.0 million of marketable debt securities – non-current. These securities are comprised of U.S. Treasury securities and are classified as Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

At March 31, 2012, and December 31, 2011, we had $1.7 million and $1.3 million, respectively, of marketable securities that fund our deferred compensation plan. We also had corresponding deferred compensation plan liabilities of $1.7 million and $1.3 million at March 31, 2012, and December 31, 2011, respectively. Substantially all of the marketable securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the marketable securities offset those associated with the corresponding deferred compensation liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$4,173	$4,834
Work in progress	143	96
Finished goods	20,568	19,921
	$24,884	$24,851

4. Investments

Investments at March 31, 2012 were comprised of the following (in thousands):

	Amortized Cost	Fair Value(1)
Marketable debt securities – current (U.S. Treasury securities, due in less than one year)	$20,005	$20,011
Marketable debt securities – non-current (U.S. Treasury securities, due in 12 to 18 months)	10,014	10,029
	$30,019	$30,040

Investments at December 31, 2011 were comprised of the following (in thousands):

	Amortized Cost	Fair Value(1)
Marketable debt securities – current (U.S. Treasury securities, due in less than one year)	$20,004	$20,020
Marketable debt securities – non-current (U.S. Treasury securities, due in 12 to 18 months)	10,017	10,042
	$30,021	$30,062
__________________________________
(1) See Note 2 for discussion of fair value measurements.

During the three months ended March 31, 2012, there were no sales or maturities of marketable debt securities. In addition, there were no other-than-temporary declines in market value during the three months ended March 31, 2012.

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

At both March 31, 2012, and December 31, 2011, $20.0 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. We had no outstanding letters of credit as of March 31, 2012 or December 31, 2011.

Capital Lease Obligations

We had outstanding capital lease obligations of $0.2 million and $0.3 million at March 31, 2012, and December 31, 2011, respectively. At March 31, 2012, and December 31, 2011, $0.1 million and $0.2 million, respectively, were included in other current liabilities and $0.1 million and $0.1 million, respectively, were included in other long-term liabilities in our condensed consolidated balance sheets.

6. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board of Directors. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense for the three months ended March 31, 2012, and April 2, 2011, was $7.0 million and $1.1 million, respectively.

CEO Transition Costs

In February 2012, we announced that William R. McLaughlin, President and Chief Executive Officer would retire from the Company and our Board of Directors effective June 1, 2012. In recognition of Mr. McLaughlin’s leadership and contributions to the Company, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments based on free cash flows and actual market share growth versus performance targets. During the three months ended March 31, 2012, we incurred $5.6 million of non-recurring, non-cash expenses associated with these stock award modifications.

7. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended March 31, 2012, and April 2, 2011, our contributions, net of forfeitures, were $0.6 million and $0.4 million, respectively.

8. Other Income (Expense), Net

Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Interest income	$50	$27
Interest expense	(43)	(57)
Other income (expense), net	$7	$(30)

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$22,417	$16,583

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	55,640	54,726
Effect of dilutive securities:
Options	1,156	714
Restricted shares	644	537

Diluted weighted-average shares outstanding	57,440	55,977

Net income per share – basic	$0.40	$0.30
Net income per share – diluted	$0.39	$0.30

We excluded potentially dilutive stock options totaling 0.2 million and 2.4 million for the three months ended March 31, 2012, and April 2, 2011, respectively, from our diluted net income per share calculations because these securities’ exercise prices were greater than the average market price of our common stock.

10. Commitments and Contingencies

Sales Returns

The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period, and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Balance at beginning of year	$4,402	$2,944
Additions that reduce net sales	13,066	10,581
Deductions from reserves	(12,047)	(9,497)
Balance at end of period	$5,421	$4,028

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

We classify as noncurrent those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Balance at beginning of year	$6,310	$5,744
Additions charged to costs and expenses for current-year sales	1,448	1,074
Deductions from reserves	(1,383)	(1,050)
Changes in liability for pre-existing warranties during the current year, including expirations	505	(142)
Balance at end of period	$6,880	$5,626

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

11. Subsequent Events

On April 23, 2012, we entered into an Amendment to our $20.0 million Credit Agreement (the “Amendment”) with Wells Fargo Bank, National Association. The Amendment changes the Credit Agreement from a secured revolving credit facility to an unsecured revolving credit facility and extends the maturity date of the credit facility from July 1, 2012 to April 23, 2015. The amended credit facility contains an accordion feature that allows us to increase the amount of the line from $20.0 million up to $50.0 million in total availability, subject to lender approval. The Amendment also decreases the amount of commitment fees, lowers the rate at which interest accrues and increases the financial flexibility with regard to our financial covenants.

Any borrowings under the Amendment will, at our request, be classified as either LIBOR Loans or Adjusted Base Rate (“ABR”) Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect plus 1.25%, or (ii) with respect to ABR Loans, the ABR (as defined in the Credit Agreement) then in effect for the Daily One-Month LIBO Rate (as defined in the Credit Agreement), plus 1.50% or the prime rate. We are subject to certain financial covenants under the Amendment, including minimum tangible net worth, a requirement to maintain a minimum amount of cash and cash equivalents, and to maintain at the administrative agent cash and cash equivalents equal to the amount the lenders are committed to lend under the Amendment.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

●	Risk Factors
●	Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Non-GAAP Financial Data
●	Off-Balance-Sheet Arrangements and Contractual Obligations
●	Critical Accounting Policies

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

These risks and uncertainties include, among others:

●	Current and future general and industry economic trends and consumer confidence;
●	The effectiveness of our marketing messages;
●	The efficiency of our advertising and promotional efforts;
●	Availability of attractive and cost-effective consumer credit options, including the impact of recent changes in federal law that restrict various forms of consumer credit promotional offerings;
●	Our ability to execute our retail distribution strategy;
●	Our ability to continue to improve our product line and service levels, and consumer acceptance of our products, product quality, innovation and brand image;
●	Our ability to achieve and maintain acceptable levels of product quality and acceptable product return and warranty claims rates;
●	Pending and unforeseen litigation and the potential for adverse publicity associated with litigation;
●	Industry competition and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;
●	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
●	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;
●	Rising commodity costs and other inflationary pressures;
●	Risks inherent in global sourcing activities;
●	Risks of disruption in the operation of either of our two manufacturing facilities;
●	Increasing government regulation;
●	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;
●	Our ability to attract and retain senior leadership and other key employees, including qualified sales professionals; and
●	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

We are executing against a defined strategy which focuses on the following key components:

●	Know our customers as no one else can…use that insight to set new standards in end-to-end customer experience;

●	Broaden awareness and consideration…to take share; earn leadership in premium sleep; and

●	Leverage our core business to achieve new levels of margin…to fund acceleration and innovation.

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

Highlights

Financial highlights for the three months ended March 31, 2012 were as follows:

●
Net income increased 35% to $22.4 million, or $0.39 per diluted share, compared with net income of $16.6 million, or $0.30 per diluted share, for the same period one year ago. Excluding a $5.6 million non-recurring, non-cash charge associated with our chief executive officer (CEO) transition, as adjusted net income increased 57% to $26.1 million, or $0.45 per diluted share, compared with the same period one year ago.

●	Net sales increased 36% to $262.4 million, compared with $193.1 million for the same period one year ago, primarily due to a 34% comparable sales increase in our Company-Controlled channel.
●
Operating income improved to $34.3 million, or 13.1% of net sales, for the three months ended March 31, 2012, compared with $26.4 million, or 13.7% of net sales, for the same period one year ago. Excluding CEO transition costs, as adjusted operating income improved to $39.9 million, or 15.2% of net sales. The operating income improvement was driven by strong comparable sales growth and continued efficiency enhancements. Retail sales-per-store (for stores open at least one year), on a trailing twelve-month basis, increased by 34% from one year ago to $1.9 million.

●	Cash provided by operating activities totaled $44.5 million for the three months ended March 31, 2012, compared with $32.2 million for the same period one year ago.
●
As of March 31, 2012, cash, cash equivalents and marketable debt securities totaled $181.0 million compared with $146.3 million at December 31, 2011, and we had no borrowings under our revolving credit facility.

Index

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	March 31, 2012		April 2, 2011
Net sales	$262.4	100.0%	$193.1	100.0%
Cost of sales	98.1	37.4%	70.0	36.2%
Gross profit	164.3	62.6%	123.1	63.8%

Operating expenses:
Sales and marketing	106.2	40.5%	80.3	41.6%
General and administrative	16.9	6.5%	15.6	8.1%
Research and development	1.3	0.5%	0.7	0.4%
CEO transition costs	5.6	2.1%	—	0.0%
Asset impairment charges	—	0.0%	0.1	0.0%
Total operating expenses	130.0	49.5%	96.7	50.1%
Operating income	34.3	13.1%	26.4	13.7%
Operating income – as adjusted(1)	39.9	15.2%	26.4	13.7%
Other income (expense), net	—	0.0%	—	0.0%
Income before income taxes	34.3	13.1%	26.4	13.7%
Income tax expense	11.9	4.5%	9.8	5.1%
Net income	$22.4	8.5%	$16.6	8.6%
Net income – as adjusted(1)	$26.1	9.9%	$16.6	8.6%

Net income per share:
Basic	$0.40		$0.30
Diluted	$0.39		$0.30
Diluted – as adjusted(1)	$0.45		$0.30
Weighted-average number of common shares:
Basic	55.6		54.7
Diluted	57.4		56.0
__________________________________
(1)
This non-GAAP measure is not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 19 for a reconciliation of this non-GAAP measure to the appropriate GAAP measure.

GAAP –generally accepted accounting principles

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Percent of net sales:
Company-Controlled	96.2%	95.9%
Wholesale	3.8%	4.1%
Total	100.0%	100.0%

The components of total sales growth, including comparable sales changes, were as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales change rates:
Retail comparable-store sales	36%	30%
Direct and E-Commerce	17%	(3%)
Company-Controlled comparable sales change	34%	26%
Net new/(closed) stores	2%	(3%)
Total Company-Controlled channel	36%	23%
Wholesale	26%	4%
Total net sales change	36%	22%

Index

Other sales metrics were as follows:
	Three Months Ended
	March 31, 2012	April 2, 2011
Other sales metrics:
Average sales per store(1) ($ in thousands)	$1,897	$1,416
Average sales per square foot(1)	$1,229	$951
Stores > $1 million in net sales(1)	97%	81%
Stores > $2 million in net sales(1)	36%	10%
Average mattress sales per mattress unit – Company-Controlled channel	$2,298	$2,107
__________________________________
(1)	Trailing twelve months for stores open at least one year.

The number of Company-Controlled retail stores was as follows:
	Three Months Ended
	March 31, 2012	April 2, 2011
Company-Controlled retail stores:
Beginning of period	381	386
Opened	10	1
Closed	(11)	(12)
End of period	380	375

Comparison of Three Months Ended March 31, 2012 with Three Months Ended April 2, 2011

Net sales
Net sales increased 36% to $262.4 million for the three months ended March 31, 2012, compared with $193.1 million for the same period one year ago. The sales increase was primarily driven by a 34% comparable sales increase in our Company-Controlled channel. Company-Controlled sales of mattress units increased 25% compared to the same period one year ago. Average mattress sales per mattress unit in our Company-Controlled channel increased by 9%. Sales of other products and services increased by 35%.

The $69.3 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $58.0 million increase in sales from our Company-Controlled comparable retail stores and a $6.2 million sales increase resulting from net new store openings; (ii) a $3.0 million increase in Direct and E-Commerce sales; and (iii) a $2.1 million increase in Wholesale channel sales.

Gross profit
The gross profit rate decreased to 62.6% of net sales for the three months ended March 31, 2012, compared with 63.8% for the prior year period. Approximately 1.1 percentage points (“ppt.”) of the gross profit rate decrease was due to strong response to key consumer events, including the close-out and re-launch of our classic series beds and QVC events, which impacted product mix. An additional 1.3 ppt. of the gross profit rate decrease was due to a variety of factors that can fluctuate from quarter to quarter, including changes to enhance the customer experience that impacted warranty, product return and exchange costs, and higher logistics expenses associated with new stores, new product launches and fuel price increases. These decreases were partially offset by a 1.2 ppt. gross profit rate improvement resulting from product price increases over the last year, leverage from the higher sales volume and manufacturing efficiencies.

Sales and marketing expenses
Sales and marketing expenses for the three months ended March 31, 2012 increased 32% to $106.2 million, or 40.5% of net sales, compared with $80.3 million, or 41.6% of net sales, for the same period one year ago. The $25.9 million increase was primarily due to an $11.4 million, or 48%, increase in media spending, an increase in variable selling expenses due to the higher sales volume, and an increase in customer financing expenses as a larger percentage of our customers took advantage of promotional financing offers. The sales and marketing expense rate declined 1.1 ppt. compared with the same period one year ago due to the leveraging impact of the 36% net sales increase.

Index

General and administrative expenses
General and administrative (“G&A”) expenses increased $1.3 million to $16.9 million for the three months ended March 31, 2012, compared with $15.6 million in the prior year, but decreased to 6.5% of net sales, compared with 8.1% of net sales one year ago. The $1.3 million increase in G&A expenses was primarily due to (i) a $1.2 million increase in employee compensation expenses resulting from an increase in employee headcount to support the growth of the business, salary and wage rate increases that were in-line with inflation, and increased stock-based compensation expense; (ii) a $0.8 million increase in outside consulting expenses; and (iii) $0.3 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business. These increases were partially offset by reductions in performance-based incentive compensation and rent expense. The G&A expense rate decreased by 1.6 ppt. in the current period compared with the same period one year ago due to the leveraging impact of the 36% net sales increase.

Research and development expenses
Research and development expenses for the three months ended March 31, 2012 were $1.3 million, or 0.5% of net sales, compared with $0.7 million, or 0.4% of net sales, for the same period one year ago. The $0.6 million increase was due to increased investments in product innovations during 2012.

CEO transition costs
In February 2012, we announced that William R. McLaughlin, President and Chief Executive Officer would retire from the Company and our Board of Directors effective June 1, 2012. In recognition of Mr. McLaughlin’s leadership and contributions to the Company, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments based on free cash flows and actual market share growth versus performance targets. During the three months ended March 31, 2012, we incurred $5.6 million of non-recurring, non-cash expenses associated with these stock award modifications.

Asset impairment charges
During the three months ended March 31, 2012, we recognized asset impairment charges of $4 thousand related to certain store assets. During the three months ended April 2, 2011, we recognized asset impairment charges of $0.1 million related to production machinery and computer equipment.

Other income (expense), net
Other income, net was $7 thousand for the three months ended March 31, 2012, compared with other expense, net of $30 thousand for the comparable period one year ago. The current-year improvement in other income (expense), net was mainly due to the increase in our average cash and marketable debt securities balance for the three months ended March 31, 2012 compared with the same period one year ago.

Income tax expense
Income tax expense was $11.9 million for the three months ended March 31, 2012 compared with $9.8 million for the same period one year ago. The effective tax rate for the three months ended March 31, 2012 decreased to 34.7% compared with 37.1% for the prior-year period. The prior-year effective tax rate was impacted by additional expense related to an increase in unrecognized tax benefits for certain federal and state tax matters.

Liquidity and Capital Resources

As of March 31, 2012, we had cash, cash equivalents and marketable debt securities of $181.0 million compared with $146.3 million as of December 31, 2011. The $34.7 million increase was primarily due to $44.5 million of cash provided by operating activities offset by $9.3 million of cash used to purchase property and equipment.

The following table summarizes our cash flows for the three months ended March 31, 2012, and April 2, 2011 (dollars in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	March 31, 2012	April 2, 2011
Total cash provided by (used in):
Operating activities	$44.5	$32.2
Investing activities	(9.3)	(5.4)
Financing activities	(0.6)	(1.0)
Net increase in cash and cash equivalents	$34.7	$25.9

Cash provided by operating activities for the three months ended March 31, 2012 was $44.5 million compared with $32.2 million for the three months ended April 2, 2012. The $12.3 million year-over-year increase in cash from operating activities was comprised of a $5.8 million increase in our net income for the three months ended March 31, 2012 compared with the same period one year ago, a $5.8 million increase in cash from changes in operating assets and liabilities, and a $0.7 million increase in adjustments to reconcile net income to net cash provided by operating activities. The $5.8 million increase in cash from changes in operating assets and liabilities was mainly due to the timing of payments and receipts, including income tax payments, partially offset by the payment of 2011 performance-based incentive compensation in the first quarter of 2012.

Index

Investing activities for the three months ended March 31, 2012 consisted of $9.3 million of property and equipment purchases, compared with $2.7 million for the same period one year ago. Capital expenditures - primarily for new stores, repositioned and remodeled stores, and continued investment in customer-management systems and other information technology that supports the growth of the business - are projected to be approximately $50.0 million in 2012 compared with $23.5 million in 2011. Investing activities for the three months ended April 2, 2011 also included the replacement of an outstanding letter of credit held by our workers’ compensation insurance carrier with a $2.7 million restricted cash deposit.

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2012, compared with net cash used in financing activities of $1.0 million for the same period one year ago. Changes in book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

As of March 31, 2012, the remaining authorization under our stock repurchase program was $206.8 million. In 2012, we plan to reinitiate repurchasing our stock with the objective to maintain common shares outstanding at current levels. There is no expiration date governing the period over which we can repurchase shares.

Our credit agreement with Wells Fargo Bank, National Association (“Credit Agreement”) provides a $20.0 million secured revolving credit facility for working capital and general corporate purposes, including up to $10.0 million available for issuances of letters of credit. Outstanding letters of credit reduce the amounts available under this credit facility. The Credit Agreement expires on July 1, 2012. We are subject to certain financial covenants under the Credit Agreement, including a minimum fixed charge coverage ratio, minimum net worth requirements, and maintenance of an aggregate principal balance of zero under the Credit Agreement for a period of not less than 30 consecutive days in each fiscal year. The Credit Agreement is secured by a first priority security interest in our assets and those of our domestic subsidiaries. At both March 31, 2012 and December 31, 2011, $20.0 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. As of March 31, 2012 and December 31, 2011, we had no outstanding letters of credit.

On April 23, 2012, we entered into an Amendment to our $20.0 million Credit Agreement (the “Amendment”) with Wells Fargo Bank, National Association. The Amendment changes the Credit Agreement from a secured revolving credit facility to an unsecured revolving credit facility and extends the maturity date of the credit facility from July 1, 2012 to April 23, 2015. The amended credit facility contains an accordion feature that allows us to increase the amount of the line from $20.0 million up to $50.0 million in total availability, subject to lender approval. The Amendment also decreases the amount of commitment fees, lowers the rate at which interest accrues and increases the financial flexibility with regard to our financial covenants.

Any borrowings under the Amendment will, at our request, be classified as either LIBOR Loans or Adjusted Base Rate (“ABR”) Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect plus 1.25%, or (ii) with respect to ABR Loans, the ABR (as defined in the Credit Agreement) then in effect for the Daily One-Month LIBO Rate (as defined in the Credit Agreement), plus 1.50% or the prime rate. We are subject to certain financial covenants under the Amendment, including minimum tangible net worth, a requirement to maintain a minimum amount of cash and cash equivalents, and to maintain at the administrative agent cash and cash equivalents equal to the amount the lenders are committed to lend under the Amendment.

Our $181.0 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our credit facility are expected to provide sufficient operating liquidity and funding for capital expenditures for the foreseeable future. In addition, our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth.

We have an agreement with GE Money Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash requirement. As of March 31, 2012 we were in compliance with all financial covenants.

Under the terms of the GE Agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Index

Non-GAAP Data Reconciliations

Reported to Adjusted Statements of Operations Data (in thousands, except per share amounts)

In addition to disclosing results that are determined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we also disclose non-GAAP results that exclude certain significant charges or credits. We believe that discussion of results excluding certain significant charges or credits provides additional insights into underlying business performance. We have provided reconciliations of our non-GAAP financial measures to the most comparable GAAP financial measures.

	Three Months Ended
	March 31, 2012			April 2, 2011
	As Reported	CEO Transition Costs(1)	As Adjusted	As Reported
Operating income	$34,296	$5,595	$39,891	$26,398
Other income (expense), net	7	—	7	(30)
Income before income taxes	34,303	5,595	39,898	26,368
Income tax expense(2)	11,886	1,941	13,827	9,785
Net income	$22,417	$3,654	$26,071	$16,583

Net income per share:
Basic	$0.40	$0.07	$0.47	$0.30
Diluted	$0.39	$0.06	$0.45	$0.30

Basic shares	55,640	55,640	55,640	54,726
Diluted shares	57,440	57,440	57,440	55,977
__________________________________
(1)
In February 2012, we announced that William R. McLaughlin, President and Chief Executive Officer would retire from the Company and our Board of Directors effective June 1, 2012. In recognition of Mr. McLaughlin’s leadership and contributions to the Company, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments based on free cash flows and actual market share growth versus performance targets. During the three months ended March 31, 2012, we incurred $5.6 million of non-recurring, non-cash expenses associated with these stock award modifications.

(2)	Reflects effective income tax rate, before discrete adjustments, of 34.7% for 2012.

Note-
Our “as adjusted” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “as reported,” or GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

We define earnings before interest, taxes, depreciation and amortization (“EBITDA”) as net income plus: income tax expense, interest expense, depreciation and amortization, stock-based compensation and asset impairments. Management believes EBITDA is a useful indicator of our financial performance and our ability to generate cash flows from operations. Our definition of EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.

Our EBITDA calculations for the three months and trailing-twelve months ended March 31, 2012, and April 2, 2011 are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net income	$22,417	$16,583	$66,312	$40,390
Income tax expense	11,886	9,785	32,043	23,998
Interest expense	43	57	173	284
Depreciation and amortization	4,230	3,149	14,574	12,834
Stock-based compensation	6,964	1,134	10,801	4,334
Asset impairments	4	78	35	338
EBITDA	$45,544	$30,786	$123,938	$82,178

Index

Free Cash Flows

Our “free cash flows” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flows calculations for the three months and trailing-twelve months ended March 31, 2012, and April 2, 2011 (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net cash provided by operating activities	$44,518	$32,223	$103,341	$73,268
Subtract: Purchases of property and equipment	9,281	2,744	30,064	9,094
Free cash flows	$35,237	$29,479	$73,277	$64,174

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of March 31, 2012, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at March 31, 2012.

There has been no material change in our contractual obligations since the end of fiscal 2011. See Note 5, Debt, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement and capital lease obligations. See Note 11, Subsequent Events, regarding an April 23, 2012 amendment to our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for additional information regarding our other contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There were no significant changes in our critical accounting policies since the end of fiscal 2011.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our short-term and long-term investments in marketable debt securities as of March 31, 2012. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

At March 31, 2012, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)  Not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 28, 2012	—	NA	—
January 29, 2012 through February 25, 2012	—	NA	—
February 26, 2012 through March 31, 2012	—	NA	—
Total	—	NA	—	$206,762
__________________________________
(1)
On April 20, 2007, our Board of Directors authorized the Company to repurchase up to an additional $250.0 million of our common stock. As of March 31, 2012, the amount remaining under this authorization was $206.8 million. In 2012, we plan to reinitiate repurchasing our stock with the objective to maintain common shares outstanding at current levels. There is no expiration date with respect to this repurchase authority. We may terminate or limit the stock repurchase program at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Amendment Three to Lease dated February 28, 2012 (with respect to leased premises located in Irmo, S.C.)	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed March 2, 2012

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on April 27, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and April 2, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and April 2, 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2012, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011, and (vi) Notes to Condensed Consolidated Financial Statements.
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

SELECT COMFORT CORPORATION
(Registrant)

Dated: April 27, 2012	By:	/s/ William R. McLaughlin
William R. McLaughlin
Chief Executive Officer
(principal executive officer)

	By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Amendment Three to Lease dated February 28, 2012 (with respect to leased premises located in Irmo, S.C.)	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed March 2, 2012

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on April 27, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and April 2, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and April 2, 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2012, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011, and (vi) Notes to Condensed Consolidated Financial Statements.
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