Form 10-Q
period 2012-06-30
SELECT COMFORT CORP
filed 2012-07-27
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of June 30, 2012, 56,263,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Index

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited)
	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$90,324	$116,255
Marketable debt securities – current	32,772	20,020
Accounts receivable, net of allowance for doubtful accounts of $391 and $397, respectively	10,908	13,844
Inventories	27,301	24,851
Prepaid expenses	6,905	5,778
Deferred income taxes	4,489	4,443
Other current assets	7,008	6,004
Total current assets	179,707	191,195

Noncurrent assets:
Marketable debt securities – non-current	32,367	10,042
Property and equipment, net	60,311	43,850
Deferred income taxes	15,373	12,964
Other assets	4,583	4,606
Total assets	$292,341	$262,657

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,644	$50,141
Customer prepayments	11,637	13,529
Compensation and benefits	20,470	29,806
Taxes and withholding	8,596	9,883
Other current liabilities	18,315	15,691
Total current liabilities	108,662	119,050

Non-current liabilities:
Warranty liabilities	2,343	2,714
Other long-term liabilities	12,328	11,502
Total liabilities	123,333	133,266

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 56,263 and 56,397 shares issued and outstanding, respectively	563	564
Additional paid-in capital	47,967	47,701
Retained earnings	120,491	81,101
Accumulated other comprehensive (loss) income	(13)	25
Total shareholders’ equity	169,008	129,391
Total liabilities and shareholders’ equity	$292,341	$262,657

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited – in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$205,219	$161,462	$467,602	$354,530
Cost of sales	73,648	58,958	171,732	128,925
Gross profit	131,571	102,504	295,870	225,605

Operating expenses:
Sales and marketing	88,240	70,517	194,425	150,788
General and administrative	16,220	13,120	33,149	28,743
Research and development	1,256	1,223	2,546	1,954
Asset impairment charges	3	18	7	96
CEO transition costs	—	—	5,595	—
Total operating expenses	105,719	84,878	235,722	181,581
Operating income	25,852	17,626	60,148	44,024
Other income (expense), net	48	(30)	55	(60)
Income before income taxes	25,900	17,596	60,203	43,964
Income tax expense	8,927	6,307	20,813	16,092

Net income	$16,973	$11,289	$39,390	$27,872

Basic net income per share:
Net income per share – basic	$0.30	$0.21	$0.71	$0.51
Weighted-average shares – basic	55,719	54,958	55,680	54,842
Diluted net income per share:
Net income per share – diluted	$0.30	$0.20	$0.69	$0.50
Weighted-average shares – diluted	57,394	56,407	57,367	56,157

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited – in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$16,973	$11,289	$39,390	$27,872
Other comprehensive loss – unrealized loss on available-for-sale marketable debt securities, net of tax	(26)	(27)	(38)	(27)
Comprehensive income	$16,947	$11,262	$39,352	$27,845

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited – in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Earnings	(Loss)	Total
Balance at December 31, 2011	56,397	$564	$47,701	$81,101	$25	$129,391
Comprehensive income:
Net income	—	—	—	39,390	—	39,390
Unrealized loss on available-for-sale marketable debt securities	—	—	—	—	(38)	(38)
Total comprehensive income						39,352

Exercise of common stock options	257	3	1,934	—	—	1,937
Tax effect from stock-based compensation	—	—	3,981	—	—	3,981
Stock-based compensation	166	2	8,368	—	—	8,370
Repurchases of common stock	(557)	(6)	(14,017)	—	—	(14,023)
Balance at June 30, 2012	56,263	$563	$47,967	$120,491	$(13)	$169,008

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$39,390	$27,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,049	6,386
Stock-based compensation	8,370	2,256
Net loss on disposals and impairments of assets	(12)	89
Excess tax benefits from stock-based compensation	(4,120)	(1,132)
Deferred income taxes	(2,431)	2,819
Changes in operating assets and liabilities:
Accounts receivable	3,055	2,775
Inventories	(2,450)	(932)
Income taxes	3,614	1,181
Prepaid expenses and other assets	(2,474)	(3,212)
Accounts payable	202	(682)
Customer prepayments	(1,892)	(2,451)
Accrued compensation and benefits	(9,085)	(2,716)
Other taxes and withholding	(920)	(320)
Warranty liabilities	(453)	(314)
Other accruals and liabilities	3,390	2,066
Net cash provided by operating activities	43,233	33,685

Cash flows from investing activities:
Purchases of property and equipment	(22,499)	(9,585)
Investments in marketable debt securities	(45,351)	(40,021)
Proceeds from maturities of marketable debt securities	10,018	—
Proceeds from sales of property and equipment	30	7
Increase in restricted cash	—	(2,650)
Net cash used in investing activities	(57,802)	(52,249)

Cash flows from financing activities:
Repurchases of common stock	(14,023)	(309)
Excess tax benefits from stock-based compensation	4,120	1,132
Net decrease in short-term borrowings	(3,349)	(1,500)
Proceeds from issuance of common stock	1,937	870
Debt issuance costs	(47)	—
Net cash (used in) provided by financing activities	(11,362)	193

Net decrease in cash and cash equivalents	(25,931)	(18,371)
Cash and cash equivalents, at beginning of period	116,255	76,016
Cash and cash equivalents, at end of period	$90,324	$57,645

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of June 30, 2012, and December 31, 2011 and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

Subsequent Events

Events that have occurred subsequent to June 30, 2012 have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require recognition or disclosure in the condensed consolidated financial statements as of or for the period ended June 30, 2012.

2. Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and unobservable inputs as follows:

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

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at June 30, 2012, and December 31, 2011, according to the valuation techniques we used to determine their fair value (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$20,031	$—	$—	$20,031
Corporate bonds	—	7,711	—	7,711
U.S. Agency bonds	—	5,030	—	5,030
	20,031	12,741	—	32,772

Marketable debt securities – non-current
U.S. Treasury securities	14,997	—	—	14,997
Corporate bonds	—	10,250	—	10,250
U.S. Agency bonds	—	5,006	—	5,006
Municipal bonds	—	2,114	—	2,114
	14,997	17,370	—	32,367
	$35,028	$30,111	$—	$65,139

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Marketable Debt Securities – current
U.S. Treasury securities	$20,020	$—	$—	$20,020

Marketable Debt Securities – non-current
U.S. Treasury securities	10,042	—	—	10,042
	$30,062	$—	$—	$30,062

At June 30, 2012, and December 31, 2011, we had $1.3 million and $1.3 million, respectively, of marketable securities that fund our deferred compensation plan. We also had corresponding deferred compensation plan liabilities of $1.3 million and $1.3 million at June 30, 2012, and December 31, 2011, respectively, which are included in other long-term liabilities. Substantially all of the marketable securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the marketable securities offset those associated with the corresponding deferred compensation liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$3,453	$4,834
Work in progress	158	96
Finished goods	23,690	19,921
	$27,301	$24,851

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Marketable Debt Securities

Investments of marketable debt securities were comprised of the following (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$35,024	$15	$(11)	$35,028
Corporate bonds	17,986	—	(25)	17,961
U.S. Agency bonds	10,035	3	(2)	10,036
Municipal bonds	2,114	—	—	2,114
	$65,159	$18	$(38)	$65,139

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$30,021	$41	$—	$30,062

Maturities of marketable debt securities were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
Marketable debt securities – current (due in less than one year)	$32,764	$32,772	20,004	$20,020
Marketable debt securities – non-current (due in one to two years)	32,395	32,367	10,017	10,042
	$65,159	$65,139	$30,021	$30,062

(1) See Note 2 for discussion of fair value measurements.

During the three and six months ended June 30, 2012, $10.0 million of U.S. Treasury securities matured and were redeemed at face value. During the three and six months ended June 30, 2012, there were no other-than-temporary declines in market value.

5. Debt

Credit Agreement

On April 23, 2012, we entered into an Amendment to our $20.0 million Credit Agreement (the “Amendment”) with Wells Fargo Bank, National Association. The Amendment changes the Credit Agreement from a secured revolving credit facility to an unsecured revolving credit facility and extends the maturity date of the credit facility from July 1, 2012 to April 23, 2015. The amended credit facility contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval. The Amendment also decreases the amount of commitment fees, lowers the rate at which interest accrues and increases the financial flexibility with regard to our financial covenants.

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

At both June 30, 2012, and December 31, 2011, $20.0 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. We had no outstanding letters of credit as of June 30, 2012 or December 31, 2011.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Capital Lease Obligations

We had outstanding capital lease obligations of $0.2 million and $0.3 million at June 30, 2012, and December 31, 2011, respectively. At June 30, 2012, and December 31, 2011, $0.1 million and $0.2 million, respectively, were included in other current liabilities and $0.1 million and $0.1 million, respectively, were included in other long-term liabilities in our condensed consolidated balance sheets.

6. Repurchases of Common Stock

During the second quarter of 2012, we reinitiated repurchasing our stock with the objective to maintain common shares outstanding at current levels. Under the current Board approved $290.0 million share repurchase program, we repurchased and retired 0.4 million shares at a cost of $10.0 million (based on trade dates), during the three months ended June 30, 2012. We did not repurchase any shares during the three or six months ended July 2, 2011. As of June 30, 2012, the remaining authorization under our Board approved share repurchase program was $196.8 million. There is no expiration date governing the period over which we can repurchase shares.

7. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board of Directors. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense for the three months ended June 30, 2012, and July 2, 2011, was $1.4 million and $1.1 million, respectively. Stock-based compensation expense for the six months ended June 30, 2012, and July 2, 2011, was $8.4 million and $2.3 million, respectively.

CEO Transition Costs

In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments based on free cash flows and actual market share growth versus performance targets. During the three and six months ended June 30, 2012, we incurred $0.0 million and $5.6 million, respectively, of non-recurring, non-cash expenses associated with these stock award modifications.

8. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended June 30, 2012, and July 2, 2011, our contributions, net of forfeitures, were $0.5 million and $0.5 million, respectively. During the six months ended June 30, 2012, and July 2, 2011, our contributions, net of forfeitures, were $1.1 million and $0.9 million, respectively.

9. Other Income (Expense), Net

Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest expense	$(20)	$(64)	$(62)	$(121)
Interest income	68	34	117	61
Other income (expense), net	$48	$(30)	$55	$(60)

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$16,973	$11,289	$39,390	$27,872

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	55,719	54,958	55,680	54,842
Effect of dilutive securities:
Options	1,129	911	1,099	762
Restricted shares	546	538	588	553

Diluted weighted-average shares outstanding	57,394	56,407	57,367	56,157

Net income per share – basic	$0.30	$0.21	$0.71	$0.51
Net income per share – diluted	$0.30	$0.20	$0.69	$0.50

We excluded potentially dilutive stock options totaling 0.3 million and 0.3 million for the three and six months ended June 30, 2012, respectively, and 1.5 million and 2.4 million for the three and six months ended July 2, 2011, respectively, from our diluted net income per share calculations because these securities’ exercise prices were greater than the average market price of our common stock.

11. Commitments and Contingencies

Sales Returns

The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period, and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Balance at beginning of year	$4,402	$2,944
Additions that reduce net sales	22,480	19,015
Deductions from reserves	(21,765)	(18,395)
Balance at end of period	$5,117	$3,564

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

We classify as noncurrent those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Balance at beginning of year	$6,310	$5,744
Additions charged to costs and expenses for current-year sales	1,832	2,137
Deductions from reserves	(2,435)	(2,217)
Changes in liability for pre-existing warranties during the current year, including expirations	151	(233)
Balance at end of period	$5,858	$5,431

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

●	Risk Factors
●	Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Non-GAAP Data Reconciliations
●	Off-Balance-Sheet Arrangements and Contractual Obligations
●	Critical Accounting Policies

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

These risks and uncertainties include, among others:

●	Current and future general and industry economic trends and consumer confidence;
●	The effectiveness of our marketing messages;
●	The efficiency of our advertising and promotional efforts;
●	Availability of attractive and cost-effective consumer credit options, including the impact of recent changes in federal law that restricts various forms of consumer credit promotional offerings;
●	Our ability to execute our retail distribution strategy;
●	Our ability to continue to improve our product line and service levels, and consumer acceptance of our products, product quality, innovation and brand image;
●	Our ability to achieve and maintain acceptable levels of product quality and acceptable product return and warranty claims rates;
●	Pending and unforeseen litigation and the potential for adverse publicity associated with litigation;
●	Industry competition and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;
●	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
●	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;
●	Rising commodity costs and other inflationary pressures;
●	Risks inherent in global sourcing activities;
●	Risks of disruption in the operation of either of our two manufacturing facilities;
●	Increasing government regulation;
●	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;
●	Our ability to attract and retain senior leadership and other key employees, including qualified sales professionals; and
●	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

We generate revenue by selling our products through two distribution channels. Our Company-Controlled channel, which includes Retail, Direct Marketing and E-Commerce, sells directly to consumers. Our Wholesale channel sells to and through the QVC shopping channel and wholesale customers in Alaska, Hawaii and Australia.

Mission, Vision and Strategy

Our mission is to improve lives by individualizing sleep experiences. Our vision is to become the world’s most beloved brand by delivering an Unparalleled Sleep Experience.

We are executing against a defined strategy which focuses on the following key components:

●	Everyone will know Sleep Number and how it will improve their life;

●	Innovative Sleep Number products will move society forward with meaningful consumer benefits;

●	Sleep Number will be easy to find and customers will interact with us when and how they want;

●	Customers will love their Sleep Number experience and enthusiastically recommend Sleep Number to their family and friends; and

●	Leveraging our unique business model to fund innovation and growth will benefit our customers, employees and shareholders.

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

Highlights

Financial highlights for the three months ended June 30, 2012 were as follows:

●	Net income increased 50% to $17.0 million, or $0.30 per diluted share, compared with net income of $11.3 million, or $0.20 per diluted share, for the same period one year ago.
●	Net sales increased 27% to $205.2 million, compared with $161.5 million for the same period one year ago, primarily due to a 25% comparable sales increase in our Company-Controlled channel.
●
Operating income improved to $25.9 million, or 12.6% of net sales, for the three months ended June 30, 2012, compared with $17.6 million, or 10.9% of net sales, for the same period one year ago. The operating income improvement was driven by strong comparable sales growth and continued efficiency enhancements. Retail sales-per-store (for stores open at least one year), on a trailing twelve-month basis, increased by 35% from one year ago to $2.0 million.

●	Cash provided by operating activities totaled $43.2 million for the six months ended June 30, 2012, compared with $33.7 million for the same period one year ago.
●
As of June 30, 2012, cash, cash equivalents and marketable debt securities totaled $155.5 million compared with $146.3 million at December 31, 2011, and we had no borrowings under our revolving credit facility. In the second quarter of 2012, we repurchased 409,770 shares of our common stock under our Board approved share repurchase program at a cost of $10.0 million ($24.42 per share).

Index

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
Net sales	$205.2	100.0%	$161.5	100.0%	$467.6	100.0%	$354.5	100.0%
Cost of sales	73.6	35.9%	59.0	36.5%	171.7	36.7%	128.9	36.4%
Gross profit	131.6	64.1%	102.5	63.5%	295.9	63.3%	225.6	63.6%

Operating expenses:
Sales and marketing	88.2	43.0%	70.5	43.7%	194.4	41.6%	150.8	42.5%
General and administrative	16.2	7.9%	13.1	8.1%	33.1	7.1%	28.7	8.1%
Research and development	1.3	0.6%	1.2	0.8%	2.5	0.5%	2.0	0.6%
Asset impairment charges	—	0.0%	—	0.0%	—	0.0%	0.1	0.0%
CEO transition costs	—	0.0%	—	0.0%	5.6	1.2%	—	0.0%
Total operating expenses	105.7	51.5%	84.9	52.6%	235.7	50.4%	181.6	51.2%
Operating income	25.9	12.6%	17.6	10.9%	60.1	12.9%	44.0	12.4%
Operating income – as adjusted(1)	25.9	12.6%	17.6	10.9%	65.8	14.1%	44.0	12.4%
Other income (expense), net	—	0.0%	—	0.0%	0.1	0.0%	(0.1)	0.0%
Income before income taxes	25.9	12.6%	17.6	10.9%	60.2	12.9%	44.0	12.4%
Income tax expense	8.9	4.3%	6.3	3.9%	20.8	4.5%	16.1	4.5%
Net income	$17.0	8.3%	$11.3	7.0%	$39.4	8.4%	$27.9	7.9%
Net income – as adjusted(1)	$17.0	8.3%	$11.3	7.0%	$43.1	9.2%	$27.9	7.9%

Net income per share:
Basic	$0.30		$0.21		$0.71		$0.51
Diluted	$0.30		$0.20		$0.69		$0.50
Diluted – as adjusted(1)	$0.30		$0.20		$0.75		$0.50
Weighted-average number of common shares:
Basic	55.7		55.0		55.7		54.8
Diluted	57.4		56.4		57.4		56.2

(1)
This non-GAAP measure is not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 21 for a reconciliation of this non-GAAP measure to the appropriate GAAP measure.

GAAP – generally accepted accounting principles

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Percent of net sales:
Company-Controlled	96.4%	95.8%	96.3%	95.9%
Wholesale	3.6%	4.2%	3.7%	4.1%
Total	100.0%	100.0%	100.0%	100.0%

Index

The components of total sales growth, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Sales growth rates:
Retail comparable-store sales	27%	25%	32%	28%
Direct and E-Commerce	8%	(13%)	13%	(8%)
Company-Controlled comparable sales growth	25%	20%	30%	23%
Net store openings/closings	3%	(2%)	2%	(2%)
Total Company-Controlled channel	28%	18%	32%	21%
Wholesale	11%	(19%)	19%	(8%)
Total sales growth	27%	16%	32%	19%

Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Company-Controlled retail stores:
Average sales per store(1) ($ in thousands)	$2,012	$1,492
Average sales per square foot(1)	$1,281	$998
Stores > $1 million in net sales(1)	98%	85%
Stores > $2 million in net sales(1)	42%	13%
Average mattress sales per mattress unit – Company-Controlled channel	$2,540	$2,223	$2,397	$2,157

(1)	Trailing twelve months for stores open at least one year.

The number of Company-Controlled retail stores was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Company-Controlled retail stores:
Beginning of period	380	375	381	386
Opened	12	5	22	6
Closed	(11)	(5)	(22)	(17)
End of period	381	375	381	375

Comparison of Three Months Ended June 30, 2012 with Three Months Ended July 2, 2011

Net sales
Net sales increased 27% to $205.2 million for the three months ended June 30, 2012, compared with $161.5 million for the same period one year ago. The sales increase was primarily driven by a 25% comparable sales increase in our Company-Controlled channel. Company-Controlled sales of mattress units increased 13% compared to the prior-year period. Average mattress sales per mattress unit in our Company-Controlled channel increased by 14%. Sales of other products and services increased by 22%.

The $43.8 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $35.4 million increase in sales from our Company-Controlled comparable retail stores and a $6.6 million sales increase resulting from net new store openings; (ii) a $1.1 million increase in Direct and E-Commerce sales; and (iii) a $0.7 million increase in Wholesale channel sales.

Gross profit
The gross profit rate increased to 64.1% of net sales for the three months ended June 30, 2012, compared with 63.5% for the prior year period. Approximately 1.0 percentage points (“ppt.”) of the gross profit rate increase was due to product price increases over the last year. An additional 0.3 ppt. of the gross profit rate improvement was due to a decrease in warranty expenses. These increases were partially offset by a variety of factors that can fluctuate from quarter-to-quarter, including promotional costs, sales return and exchange costs, and year-over-year changes in QVC programming.

Index

Sales and marketing expenses
Sales and marketing expenses for the three months ended June 30, 2012 increased 25% to $88.2 million, or 43.0% of net sales, compared with $70.5 million, or 43.7% of net sales, for the same period one year ago. The $17.7 million increase was primarily due to a $7.4 million, or 37%, increase in media spending, an increase in variable selling expenses due to the higher sales volume, and an increase in customer financing expenses as a larger percentage of our customers took advantage of promotional financing offers. The sales and marketing expense rate declined 0.7 ppt. compared with the same period one year ago due to the leveraging impact of the 27% net sales increase.

General and administrative expenses
General and administrative (“G&A”) expenses increased $3.1 million to $16.2 million for the three months ended June 30, 2012, compared with $13.1 million in the prior year, but decreased to 7.9% of net sales, compared with 8.1% of net sales one year ago. The $3.1 million increase in G&A expenses was primarily due to (i) a $1.4 million increase in employee compensation expenses resulting from an increase in employee headcount to support the growth of the business, salary and wage rate increases that were in-line with inflation, and increased stock-based compensation expense; (ii) a $0.5 million increase in outside consulting expenses; (iii) $0.5 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business; and (iv) a $0.7 million net increase in miscellaneous other expenses including travel, training and year-over-year changes in contingent liabilities. The G&A expense rate decreased by 0.2 ppt. in the current period compared with the same period one year ago due to the leveraging impact of the 27% net sales increase.

Research and development expenses
Research and development expenses for the three months ended June 30, 2012 were $1.3 million, or 0.6% of net sales, compared with $1.2 million, or 0.8% of net sales, for the same period one year ago.

Asset impairment charges
During the three months ended June 30, 2012, and July 2, 2011, we recognized asset impairment charges of $3 thousand and $18 thousand, respectively, related to certain store assets.

Other income (expense), net
Other income, net was $48 thousand for the three months ended June 30, 2012, compared with other expense, net of $30 thousand for the comparable period one year ago. The current-year improvement in other income (expense), net was due to a reduction in our line of credit commitment fees and an increase in our average cash, cash equivalents and marketable debt securities balance for the three months ended June 30, 2012 compared with the same period one year ago.

Income tax expense
Income tax expense was $8.9 million for the three months ended June 30, 2012 compared with $6.3 million for the same period one year ago. The effective tax rate for the three months ended June 30, 2012 decreased to 34.5% compared with 35.8% for the prior-year period. The current-year effective tax rate benefited from an increase in the tax deduction related to manufacturing activities and a reduction in our state income tax rate.

Comparison of Six Months Ended June 30, 2012 with Six Months Ended July 2, 2011

Net sales
Net sales increased 32% to $467.6 million for the six months ended June 30, 2012, compared with $354.5 million for the same period one year ago. The sales increase was primarily driven by a 30% comparable sales increase in our Company-Controlled channel. Company-Controlled sales of mattress units increased 20% compared to the same period one year ago. Average mattress sales per mattress unit in our Company-Controlled channel increased by 11%. Sales of other products and services increased by 29%.

The $113.1 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $93.3 million increase in sales from our Company-Controlled comparable retail stores and a $12.9 million sales increase resulting from net new store openings; (ii) a $4.1 million increase in Direct and E-Commerce sales; and (iii) a $2.8 million increase in Wholesale channel sales.

Gross profit
The gross profit rate decreased to 63.3% of net sales for the six months ended June 30, 2012, compared with 63.6% for the prior year period. Approximately 0.8 percentage points (“ppt.”) of the gross profit rate decrease was due to the strong response to key consumer events in the first quarter of 2012, including the close-out and re-launch of our classic series beds and QVC events, which impacted product mix. An additional 0.7 ppt. of the gross profit rate decrease was due to a variety of factors that can fluctuate from quarter to quarter, including sales return and exchange costs, and higher logistics expenses associated with new stores, new product launches and fuel price increases. These decreases were partially offset by a 1.2 ppt. gross profit rate improvement resulting from product price increases over the last year and leverage from the higher sales volume.

Index

Sales and marketing expenses
Sales and marketing expenses for the six months ended June 30, 2012 increased 29% to $194.4 million, or 41.6% of net sales, compared with $150.8 million, or 42.5% of net sales, for the same period one year ago. The $43.6 million increase was primarily due to an $18.8 million, or 43%, increase in media spending, an increase in variable selling expenses due to the higher sales volume, and an increase in customer financing expenses as a larger percentage of our customers took advantage of promotional financing offers. The sales and marketing expense rate declined 0.9 ppt. compared with the same period one year ago due to the leveraging impact of the 32% net sales increase.

General and administrative expenses
General and administrative (“G&A”) expenses increased $4.4 million to $33.1 million for the six months ended June 30, 2012, compared with $28.7 million in the prior year, but decreased to 7.1% of net sales, compared with 8.1% of net sales one year ago. The $4.4 million increase in G&A expenses was primarily due to (i) a $2.7 million increase in employee compensation expenses resulting from an increase in employee headcount to support the growth of the business, salary and wage rate increases that were in-line with inflation, and increased stock-based compensation expense; (ii) a $1.9 million increase in outside consulting expenses and year-over-year changes in contingent liabilities; and (iii) $0.8 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business. These increases were partially offset by reductions in performance-based incentive compensation and rent expense. The G&A expense rate decreased by 1.0 ppt. in the current period compared with the same period one year ago due to the leveraging impact of the 32% net sales increase.

Research and development expenses
Research and development expenses for the six months ended June 30, 2012 were $2.5 million, or 0.5% of net sales, compared with $2.0 million, or 0.6% of net sales, for the same period one year ago. The $0.6 million increase was due to increased investments in product innovations during 2012.

Asset impairment charges
During the six months ended June 30, 2012, we recognized asset impairment charges of $7 thousand related to certain store assets. During the six months ended July 2, 2011, we recognized asset impairment charges of $0.1 million related to production machinery, computer equipment and certain store assets.

CEO transition costs
In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions to the Company, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments based on free cash flows and actual market share growth versus performance targets. During the six months ended June 30, 2012, we incurred $5.6 million of non-recurring, non-cash expenses associated with these stock award modifications.

Other income (expense), net
Other income, net was $55 thousand for the six months ended June 30, 2012, compared with other expense, net of $60 thousand for the comparable period one year ago. The current-year improvement in other income (expense), net was due to a reduction in fees associated with our line of credit and an increase in our average cash, cash equivalents and marketable debt securities balance for the six months ended June 30, 2012 compared with the same period one year ago.

Income tax expense
Income tax expense was $20.8 million for the six months ended June 30, 2012, compared with $16.1 million for the same period one year ago. The effective tax rate for the six months ended June 30, 2012 decreased to 34.6% compared with 36.6% for the prior-year period. The prior-year effective tax rate was impacted by additional expenses related to an increase in unrecognized tax benefits for certain federal and state tax matters. The current-year effective tax rate benefited from an increase in the tax deduction related to manufacturing activities and a reduction in our state income tax rate.

Liquidity and Capital Resources

As of June 30, 2012, we had cash, cash equivalents and marketable debt securities of $155.5 million compared with $146.3 million as of December 31, 2011. The $9.1 million increase was primarily due to $43.2 million of cash provided by operating activities offset by $22.5 million of cash used to purchase property and equipment, and $14.0 million of cash used to repurchase our common stock ($10.0 million under our Board approved share repurchase program and $4.0 million in connection with the vesting of employee restricted stock grants). Our $65.1 million of marketable debt securities held as of June 30, 2012 are all highly liquid and include U.S. government and agency securities, corporate debt securities and municipal bonds.

Index

The following table summarizes our cash flows for the six months ended June 30, 2012, and July 2, 2011 (dollars in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	June 30, 2012	July 2, 2011
Total cash provided by (used in):
Operating activities	$43.2	$33.7
Investing activities	(57.8)	(52.2)
Financing activities	(11.4)	0.2
Net decrease in cash and cash equivalents	$(25.9)	$(18.4)

Cash provided by operating activities for the six months ended June 30, 2012 was $43.2 million compared with $33.7 million for the six months ended July 2, 2011. The $9.5 million year-over-year increase in cash from operating activities was comprised of an $11.5 million increase in our net income for the six months ended June 30, 2012 compared with the same period one year ago, and a $0.4 million increase in adjustments to reconcile net income to net cash provided by operating activities, partially offset by a $2.4 million decrease in cash from changes in operating assets and liabilities. The $2.4 million decrease in cash from changes in operating assets and liabilities was largely due to the payment of 2011 performance-based incentive compensation in the first quarter of 2012.

Investing activities for the six months ended June 30, 2012 consisted of $22.5 million of property and equipment purchases, compared with $9.6 million for the same period one year ago. Capital expenditures - primarily for new stores, repositioned and remodeled stores, and continued investment in customer-management systems and other information technology that supports the growth of the business - are projected to be approximately $50.0 million in 2012 compared with $23.5 million in 2011. On a net basis, we invested $35.3 million in marketable debt securities during the six months ended June 30, 2012 compared with $40.0 million during the comparable period one year ago. Investing activities for the six months ended July 2, 2011 also included the replacement of an outstanding letter of credit held by our workers’ compensation insurance carrier with a $2.7 million restricted cash deposit.

Net cash used in financing activities was $11.4 million for the six months ended June 30, 2012, compared with net cash provided by financing activities of $0.2 million for the same period one year ago. During the six months ended June 30, 2012, we repurchased $14.0 million of our stock ($10.0 million under our Board approved share repurchase program and $4.0 million in connection with the vesting of employee restricted stock grants) compared with $0.3 million during the same period one year ago. Changes in book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

During the second quarter of 2012, we reinitiated repurchasing our stock with the objective to maintain common shares outstanding at current levels. Under the Board approved $290 million share repurchase program, we repurchased 409,770 shares at a cost of $10.0 million ($24.42 per share) during the three months ended June 30, 2012. We did not repurchase any shares under our Board approved share repurchase program during the six months ended July 2, 2011. As of June 30, 2012, the remaining authorization under our Board approved share repurchase program was $196.8 million. There is no expiration date governing the period over which we can repurchase shares.

On April 23, 2012, we entered into an Amendment to our $20.0 million Credit Agreement (the “Amendment”) with Wells Fargo Bank, National Association. The Amendment changes the Credit Agreement from a secured revolving credit facility to an unsecured revolving credit facility and extends the maturity date of the credit facility from July 1, 2012 to April 23, 2015. The amended credit facility contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval. The Amendment also decreases the amount of commitment fees, lowers the rate at which interest accrues and increases the financial flexibility with regard to our financial covenants. As of June 30, 2012 we were in compliance with all financial covenants.

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

Our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth. The $155.5 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion and strategic initiatives for the foreseeable future.

Index

We have an agreement with GE Capital Retail Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash requirement. As of June 30, 2012 we were in compliance with all financial covenants.

Under the terms of the GE Agreement, GE Capital Retail Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

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

	Six Months Ended
	June 30, 2012			July 2, 2011
	As Reported	CEO Transition Costs(1)	As Adjusted	As Reported
Operating income	$60,148	$5,595	$65,743	$44,024
Other income (expense), net	55	—	55	(60)
Income before income taxes	60,203	5,595	65,798	43,964
Income tax expense(2)	20,813	1,919	22,732	16,092
Net income	$39,390	$3,676	$43,066	$27,872

Net income per share:
Basic	$0.71	$0.07	$0.77	$0.51
Diluted	$0.69	$0.06	$0.75	$0.50

Basic shares	55,680	55,680	55,680	54,842
Diluted shares	57,367	57,367	57,367	56,157

(1)
In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer, would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments based on free cash flows and actual market share growth versus performance targets. During the six months ended June 30, 2012, we incurred $5.6 million of non-recurring, non-cash expenses associated with these stock award modifications.

(2)	Reflects effective income tax rate, before discrete adjustments, of 34.3% for 2012.

Note – Our “as adjusted” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “as reported,” or GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts.

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

Our EBITDA calculations for the three months and trailing-twelve months ended June 30, 2012, and July 2, 2011 are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$16,973	$11,289	$71,996	$45,478
Income tax expense	8,927	6,307	34,663	26,625
Interest expense	20	64	130	279
Depreciation and amortization	4,726	3,210	16,090	12,815
Stock-based compensation	1,405	1,122	11,084	4,727
Asset impairments	3	18	19	356
EBITDA	$32,054	$22,010	$133,982	$90,280

Index

Free Cash Flows

Our “free cash flows” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flows calculations for the six months and trailing-twelve months ended June 30, 2012, and July 2, 2011 (dollars in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net cash provided by operating activities	$43,233	$33,685	$100,594	$76,503
Subtract: Purchases of property and equipment	22,499	9,585	36,441	15,190
Free cash flows	$20,734	$24,100	$64,153	$61,313

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of June 30, 2012, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at June 30, 2012.

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

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our short-term and long-term investments in marketable debt securities as of June 30, 2012. We do not manage our investment interest-rate volatility risk through the use of derivative instruments. As of June 30, 2012, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 28, 2012	7,570	$29.33	7,570	$206,540,000
April 29, 2012 through May 26, 2012	161,150	27.60	161,150	202,092,000
May 27, 2012 through June 30, 2012	241,050	22.14	241,050	196,755,000
Total	409,770	$24.42	409,770	$196,755,000

(1)
During the second quarter of 2012, we reinitiated repurchasing our stock with the objective to maintain common shares outstanding at current levels. Under the current Board approved $290.0 million share repurchase program, we repurchased and retired 0.4 million shares at a cost of $10.0 million (based on trade dates), during the three months ended June 30, 2012. We did not repurchase any shares during the three or six months ended July 2, 2011. As of June 30, 2012, the remaining authorization under our Board approved share repurchase program was $196.8 million. There is no expiration date governing the period over which we can repurchase shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

Index

ITEM 6.	EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Amendment to Credit Agreement, dated April 23, 2012, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed April 24, 2012 (File No. 0-25121)

10.2	Eleventh Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated June 18, 2012	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed June 20, 2012 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on July 27, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and July 2, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and July 2, 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2012, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith(1)

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated: July 27, 2012	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

	By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Amendment to Credit Agreement, dated April 23, 2012, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed April 24, 2012 (File No. 0-25121)

10.2	Eleventh Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated June 18, 2012	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed June 20, 2012 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on July 27, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and July 2, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and July 2, 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2012, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011, and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith(1)

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.