Form 10-Q
period 2012-09-29
SELECT COMFORT CORP
filed 2012-10-26
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 29, 2012

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

As of September 29, 2012, 56,040,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited)
	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$110,408	$116,255
Marketable debt securities – current	47,232	20,020
Accounts receivable, net of allowance for doubtful accounts of $345 and $397, respectively	15,215	13,844
Inventories	28,997	24,851
Prepaid expenses	8,098	5,778
Deferred income taxes	4,454	4,443
Other current assets	9,141	6,004
Total current assets	223,545	191,195

Non-current assets:
Marketable debt securities – non-current	35,518	10,042
Property and equipment, net	68,301	43,850
Deferred income taxes	13,694	12,964
Other assets	4,994	4,606
Total assets	$346,052	$262,657

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,816	$50,141
Customer prepayments	15,411	13,529
Compensation and benefits	23,060	29,806
Taxes and withholding	18,087	9,883
Other current liabilities	20,084	15,691
Total current liabilities	141,458	119,050

Non-current liabilities:
Warranty liabilities	1,924	2,714
Other long-term liabilities	14,106	11,502
Total liabilities	157,488	133,266

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 56,040 and 56,397 shares issued and outstanding, respectively	560	564
Additional paid-in capital	41,285	47,701
Retained earnings	146,700	81,101
Accumulated other comprehensive income	19	25
Total shareholders’ equity	188,564	129,391
Total liabilities and shareholders’ equity	$346,052	$262,657

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited – in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$246,817	$199,600	$714,419	$554,130
Cost of sales	86,088	73,838	257,820	202,763
Gross profit	160,729	125,762	456,599	351,367

Operating expenses:
Sales and marketing	101,718	83,936	296,143	234,724
General and administrative	16,936	14,331	50,085	43,074
Research and development	1,742	1,029	4,288	2,983
Asset impairment charges	108	7	115	103
CEO transition costs	—	—	5,595	—
Total operating expenses	120,504	99,303	356,226	280,884
Operating income	40,225	26,459	100,373	70,483
Other income (expense), net	73	23	128	(37)
Income before income taxes	40,298	26,482	100,501	70,446
Income tax expense	14,089	9,246	34,902	25,338
Net income	$26,209	$17,236	$65,599	$45,108

Basic net income per share:
Net income per share – basic	$0.47	$0.31	$1.18	$0.82
Weighted-average shares – basic	55,444	55,214	55,601	54,966
Diluted net income per share:
Net income per share – diluted	$0.46	$0.31	$1.15	$0.80
Weighted-average shares – diluted	56,986	56,495	57,202	56,306

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited – in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$26,209	$17,236	$65,599	$45,108
Other comprehensive gain (loss) – unrealized gain (loss) on available-for-sale marketable debt securities, net of tax	32	56	(6)	29
Comprehensive income	$26,241	$17,292	$65,593	$45,137

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited – in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Earnings	(Loss)	Total
Balance at December 31, 2011	56,397	$564	$47,701	$81,101	$25	$129,391
Comprehensive income:
Net income	—	—	—	65,599	—	65,599
Unrealized loss on available-for-sale marketable debt securities	—	—	—	—	(6)	(6)
Total comprehensive income						65,593

Exercise of common stock options	399	4	3,275	—	—	3,279
Tax effect from stock-based compensation	—	—	4,802	—	—	4,802
Stock-based compensation	169	2	9,568	—	—	9,570
Repurchases of common stock	(925)	(10)	(24,061)	—	—	(24,071)
Balance at September 29, 2012	56,040	$560	$41,285	$146,700	$19	$188,564

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$65,599	$45,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,411	9,786
Stock-based compensation	9,570	3,674
Net loss on disposals and impairments of assets	86	92
Excess tax benefits from stock-based compensation	(4,947)	(1,700)
Deferred income taxes	(737)	2,579
Changes in operating assets and liabilities:
Accounts receivable	(1,237)	1,936
Inventories	(4,146)	(1,349)
Income taxes	10,715	5,187
Prepaid expenses and other assets	(6,031)	(3,486)
Accounts payable	10,565	2,887
Customer prepayments	1,882	670
Accrued compensation and benefits	(6,588)	1,176
Other taxes and withholding	2,291	2,199
Warranty liabilities	(1,247)	1,210
Other accruals and liabilities	7,450	4,556
Net cash provided by operating activities	97,636	74,525

Cash flows from investing activities:
Purchases of property and equipment	(36,816)	(14,492)
Investments in marketable debt securities	(63,240)	(40,021)
Proceeds from maturities of marketable debt securities	10,103	—
Proceeds from sales of property and equipment	42	11
Increase in restricted cash	—	(2,650)
Net cash used in investing activities	(89,911)	(57,152)

Cash flows from financing activities:
Repurchases of common stock	(24,071)	(350)
Excess tax benefits from stock-based compensation	4,947	1,700
Net increase (decrease) in short-term borrowings	2,323	(537)
Proceeds from issuance of common stock	3,279	2,165
Debt issuance costs	(50)	—
Net cash (used in) provided by financing activities	(13,572)	2,978

Net (decrease) increase in cash and cash equivalents	(5,847)	20,351
Cash and cash equivalents, at beginning of period	116,255	76,016
Cash and cash equivalents, at end of period	$110,408	$96,367

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended September 29, 2012 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of September 29, 2012, and December 31, 2011 and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

Subsequent Events

Events that have occurred subsequent to September 29, 2012 have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require recognition or disclosure in the condensed consolidated financial statements as of or for the period ended September 29, 2012.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at September 29, 2012, and December 31, 2011, according to the valuation techniques we used to determine their fair value (in thousands):

	September 29, 2012
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$20,023	$—	$—	$20,023
Corporate bonds	—	16,518	—	16,518
U.S. Agency bonds	—	7,619	—	7,619
Municipal bonds	—	3,072	—	3,072
	20,023	27,209	—	47,232
Marketable debt securities – non-current
U.S. Treasury securities	15,027	—	—	15,027
Corporate bonds	—	10,360	—	10,360
U.S. Agency bonds	—	7,512	—	7,512
Municipal bonds	—	2,619	—	2,619
	15,027	20,491	—	35,518
	$35,050	$47,700	$—	$82,750

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$20,020	$—	$—	$20,020

Marketable debt securities – non-current
U.S. Treasury securities	10,042	—	—	10,042
	$30,062	$—	$—	$30,062

At September 29, 2012, and December 31, 2011, we had $1.7 million and $1.3 million, respectively, of marketable securities that fund our deferred compensation plan. We also had corresponding deferred compensation plan liabilities of $1.7 million and $1.3 million at September 29, 2012, and December 31, 2011, respectively, which are included in other long-term liabilities. A significant portion of the marketable securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the marketable securities offset those associated with the corresponding deferred compensation liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	September 29, 2012	December 31, 2011
Raw materials	$3,990	$4,834
Work in progress	240	96
Finished goods	24,767	19,921
	$28,997	$24,851

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Marketable Debt Securities

Investments of marketable debt securities were comprised of the following (in thousands):

	September 29, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$35,031	$19	$—	$35,050
Corporate bonds	26,870	11	(3)	26,878
U.S. Agency bonds	15,124	7	—	15,131
Municipal bonds	5,693	—	(2)	5,691
	$82,718	$37	$(5)	$82,750

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$30,021	$41	$—	$30,062

Maturities of marketable debt securities were as follows (in thousands):

	September 29, 2012		December 31, 2011
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
Marketable debt securities – current (due in less than one year)	$47,216	$47,232	$20,004	$20,020
Marketable debt securities – non-current (due in one to two years)	35,502	35,518	10,017	10,042
	$82,718	$82,750	$30,021	$30,062

 (1) See Note 2 for discussion of fair value measurements.

During the nine months ended September 29, 2012, $10.0 million of marketable debt securities matured and were redeemed at face value. During the nine months ended September 29, 2012, there were no other-than-temporary declines in market value.

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

Any borrowings under the Amendment will, at our request, be classified as either LIBOR Loans or Adjusted Base Rate (“ABR”) Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect, plus 1.25%; or (ii) with respect to ABR Loans, the ABR (as defined in the Credit Agreement) then in effect for the Daily One-Month LIBO Rate (as defined in the Credit Agreement), plus 1.50% or the prime rate. We are subject to certain financial covenants under the Amendment, including minimum tangible net worth, a requirement to maintain a minimum amount of cash, cash equivalents and marketable debt securities, and to maintain at the administrative agent cash, cash equivalents and marketable debt securities equal to the amount the lenders are committed to lend under the Amendment.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

At both September 29, 2012, and December 31, 2011, $20.0 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. We had no outstanding letters of credit as of September 29, 2012 or December 31, 2011.

Capital Lease Obligations

We had outstanding capital lease obligations of $0.1 million and $0.3 million at September 29, 2012, and December 31, 2011, respectively. At September 29, 2012, and December 31, 2011, $0.1 million and $0.2 million, respectively, were included in other current liabilities and $0.0 million and $0.1 million, respectively, were included in other long-term liabilities in our condensed consolidated balance sheets.

6. Repurchases of Common Stock

During the second quarter of 2012, we reinitiated repurchasing our common stock under our Board approved $290.0 million share repurchase program with the objective to maintain common shares outstanding at current levels. During the three and nine months ended September 29, 2012, we repurchased 0.4 million shares and 0.8 million shares, respectively, of our common stock for a total investment of $10.0 million and $20.0 million (based on trade dates), respectively. We did not repurchase any shares during the three or nine months ended October 1, 2011. As of September 29, 2012, the remaining authorization under our Board approved share repurchase program was $186.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

7. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board of Directors. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense for the three months ended September 29, 2012, and October 1, 2011, was $1.2 million and $1.4 million, respectively. Stock-based compensation expense for the nine months ended September 29, 2012, and October 1, 2011, was $9.6 million and $3.7 million, respectively.

CEO Transition Costs

In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments based on free cash flow and actual market share growth versus performance targets. During the three and nine months ended September 29, 2012, we incurred $0.0 million and $5.6 million, respectively, of non-recurring, non-cash expenses associated with these stock award modifications.

8. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended September 29, 2012, and October 1, 2011, our contributions, net of forfeitures, were $0.7 million and $0.5 million, respectively. During the nine months ended September 29, 2012, and October 1, 2011, our contributions, net of forfeitures, were $1.8 million and $1.3 million, respectively.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Other Income (Expense), Net

Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest expense	$(16)	$(24)	$(78)	$(145)
Interest income	89	47	206	108
Other income (expense), net	$73	$23	$128	$(37)

10. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$26,209	$17,236	$65,599	$45,108

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	55,444	55,214	55,601	54,966
Effect of dilutive securities:
Options	1,121	777	1,085	804
Restricted shares	421	504	516	536
Diluted weighted-average shares outstanding	56,986	56,495	57,202	56,306

Net income per share – basic	$0.47	$0.31	$1.18	$0.82
Net income per share – diluted	$0.46	$0.31	$1.15	$0.80

We excluded potentially dilutive stock options totaling 0.3 million and 0.3 million for the three and nine months ended September 29, 2012, respectively, and 1.5 million and 1.6 million for the three and nine months ended October 1, 2011, respectively, from our diluted net income per share calculations because these securities’ exercise prices were greater than the average market price of our common stock.

11. Commitments and Contingencies

Sales Returns

The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period, and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Balance at beginning of year	$4,402	$2,944
Additions that reduce net sales	33,082	29,891
Deductions from reserves	(32,231)	(28,329)
Balance at end of period	$5,253	$4,506

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

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Balance at beginning of year	$6,310	$5,744
Additions charged to costs and expenses for current-year sales	3,023	3,902
Deductions from reserves	(3,785)	(3,573)
Changes in liability for pre-existing warranties during the current year, including expirations	(484)	882
Balance at end of period	$5,064	$6,955

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

•	Risk Factors

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Non-GAAP Data Reconciliations

•	Off-Balance-Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies

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

Index

Overview

Business Overview

Select Comfort Corporation is leading the industry in delivering an unparalleled sleep experience by offering consumers high-quality, innovative and individualized sleep solutions and services, which include a complete line of Sleep Number® beds and bedding. We are the exclusive manufacturer, marketer, retailer and servicer of the revolutionary Sleep Number bed, which allows individuals to adjust the firmness and support of each side at the touch of a button. We offer further personalization through our solutions-focused line of Sleep Number pillows, sheets and other bedding products.

As the only national specialty-mattress retailer, we generate revenue by selling products through two distribution channels. Our Company-Controlled channel, which includes Retail, Direct Marketing and E-Commerce, sells directly to consumers. Our Wholesale channel sells to and through the QVC shopping channel and wholesale customers in Alaska, Hawaii and Australia.

Mission, Vision and Strategy

Our mission is to improve lives by individualizing sleep experiences. Our vision is to become the world’s most beloved brand by delivering an Unparalleled Sleep Experience.

We are executing against a defined strategy which focuses on the following key components:

•	Everyone will know Sleep Number and how it will improve their life;

•	Innovative Sleep Number products will move society forward with meaningful consumer benefits;

•	Sleep Number will be easy to find and customers will interact with us when and how they want;

•	Customers will love their Sleep Number experience and enthusiastically recommend Sleep Number to their family and friends; and

•	Leveraging our unique business model to fund innovation and growth will benefit our customers, employees and shareholders.

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

Highlights

Financial highlights for the three months ended September 29, 2012 were as follows:

•	Net income increased 52% to $26.2 million, or $0.46 per diluted share, compared with net income of $17.2 million, or $0.31 per diluted share, for the same period one year ago.

•	Net sales increased 24% to $246.8 million, compared with $199.6 million for the same period one year ago, primarily due to a 21% comparable sales increase in our Company-Controlled channel.

•
Operating income improved to $40.2 million, or 16.3% of net sales, for the three months ended September 29, 2012, compared with $26.5 million, or 13.3% of net sales, for the same period one year ago. The operating income improvement was driven by strong comparable sales growth and continued efficiency enhancements. Retail sales-per-store (for stores open at least one year), on a trailing twelve-month basis, increased by 31% from one year ago to $2.1 million.

•	Cash provided by operating activities totaled $97.6 million for the nine months ended September 29, 2012, compared with $74.5 million for the same period one year ago.

•
At September 29, 2012, cash, cash equivalents and marketable debt securities totaled $193.2 million compared with $146.3 million at December 31, 2011, and we had no borrowings under our revolving credit facility. In the third quarter of 2012, we repurchased 365,798 shares of our common stock under our Board approved share repurchase program at a cost of $10.0 million ($27.36 per share).

Index

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
Net sales	$246.8	100.0%	$199.6	100.0%	$714.4	100.0%	$554.1	100.0%
Cost of sales	86.1	34.9%	73.8	37.0%	257.8	36.1%	202.8	36.6%
Gross profit	160.7	65.1%	125.8	63.0%	456.6	63.9%	351.4	63.4%

Operating expenses:
Sales and marketing	101.7	41.2%	83.9	42.1%	296.1	41.5%	234.7	42.4%
General and administrative	16.9	6.9%	14.3	7.2%	50.1	7.0%	43.1	7.8%
Research and development	1.7	0.7%	1.0	0.5%	4.3	0.6%	3.0	0.5%
Asset impairment charges	0.1	0.0%	—	0.0%	0.1	0.0%	0.1	0.0%
CEO transition costs	—	0.0%	—	0.0%	5.6	0.8%	—	0.0%
Total operating expenses	120.5	48.8%	99.3	49.8%	356.2	49.9%	280.9	50.7%
Operating income	40.2	16.3%	26.5	13.3%	100.4	14.0%	70.5	12.7%
Operating income – as adjusted (1)	40.2	16.3%	26.5	13.3%	106.0	14.8%	70.5	12.7%
Other income (expense), net	0.1	0.0%	—	0.0%	0.1	0.0%	—	0.0%
Income before income taxes	40.3	16.3%	26.5	13.3%	100.5	14.1%	70.4	12.7%
Income tax expense	14.1	5.7%	9.2	4.6%	34.9	4.9%	25.3	4.6%
Net income	$26.2	10.6%	$17.2	8.6%	$65.6	9.2%	$45.1	8.1%
Net income – as adjusted (1)	$26.2	10.6%	$17.2	8.6%	$69.3	9.7%	$45.1	8.1%

Net income per share:
Basic	$0.47		$0.31		$1.18		$0.82
Diluted	$0.46		$0.31		$1.15		$0.80
Diluted – as adjusted (1)	$0.46		$0.31		$1.21		$0.80

Weighted-average number of common shares:
Basic	55.4		55.2		55.6		55.0
Diluted	57.0		56.5		57.2		56.3

(1)
This non-GAAP measure is not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 20 for a reconciliation of this non-GAAP measure to the appropriate GAAP measure.

GAAP – generally accepted accounting principles

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Percent of net sales:
Company-Controlled	97.8%	96.8%	96.8%	96.2%
Wholesale	2.2%	3.2%	3.2%	3.8%
Total	100.0%	100.0%	100.0%	100.0%

Index

The components of total sales growth, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Sales growth rates:
Retail comparable-store sales	21%	29%	28%	28%
Direct and E-Commerce	14%	(2%)	13%	(6%)
Company-Controlled comparable sales growth	21%	26%	27%	24%
Net store openings/closings	4%	0%	3%	(1%)
Total Company-Controlled channel	25%	26%	30%	23%
Wholesale	(15%)	(1%)	9%	(6%)
Total sales growth	24%	25%	29%	21%

Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Company-Controlled retail stores:
Average sales per store(1) ($ in thousands)	$2,108	$1,611
Average sales per square foot(1)	$1,314	$1,071
Stores > $1 million in net sales(1)	98%	90%
Stores > $2 million in net sales(1)	48%	18%
Average mattress sales per mattress unit – Company-Controlled channel	$2,692	$2,252	$2,493	$2,191

 (1) Trailing twelve months for stores open at least one year.

The number of Company-Controlled retail stores was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Company-Controlled retail stores:
Beginning of period	381	375	381	386
Opened	15	3	37	9
Closed	(2)	(4)	(24)	(21)
End of period	394	374	394	374

Comparison of Three Months Ended September 29, 2012 with Three Months Ended October 1, 2011

Net sales
Net sales increased 24% to $246.8 million for the three months ended September 29, 2012, compared with $199.6 million for the same period one year ago. The sales increase was primarily driven by a 21% comparable sales increase in our Company-Controlled channel and the sales from 20 net new stores opened in the past 12 months. Company-Controlled mattress units increased 6% compared to the prior-year period. Average mattress sales per mattress unit in our Company-Controlled channel increased by 20%. Sales of other products and services increased by 14%.

The $47.2 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $35.6 million increase in sales from our Company-Controlled comparable retail stores and a $10.5 million sales increase resulting from net new store openings; (ii) a $2.1 million increase in Direct and E-Commerce sales; and (iii) a $1.0 million decrease in Wholesale channel sales.

Gross profit
The gross profit rate increased to 65.1% of net sales for the three months ended September 29, 2012, compared with 63.0% for the prior year period. Approximately 1.5 percentage points (“ppt.”) of the gross profit rate increase was due to price increases and product

Index

mix changes resulting from product innovations over the last 12 months. In addition, the prior-year period included a $1.6 million (0.8 ppt.) charge related to customer-services reserves. These improvements were partially offset by a variety of factors that can fluctuate from quarter-to-quarter, including sales return and exchange costs, and year-over-year changes in QVC programming.

Sales and marketing expenses
Sales and marketing expenses for the three months ended September 29, 2012 increased 21% to $101.7 million, or 41.2% of net sales, compared with $83.9 million, or 42.1% of net sales, for the same period one year ago. The $17.8 million increase was primarily due to an $8.0 million, or 33%, increase in media spending, an increase in variable selling expenses due to the higher sales volume and the additional costs associated with operating 20 net new stores. The sales and marketing expense rate declined 0.9 ppt. compared with the same period one year ago due to the leveraging impact of the 24% net sales increase.

General and administrative expenses
General and administrative (“G&A”) expenses increased $2.6 million to $16.9 million for the three months ended September 29, 2012, compared with $14.3 million in the prior year, but decreased to 6.9% of net sales, compared with 7.2% of net sales one year ago. The $2.6 million increase in G&A expenses was primarily due to (i) a $0.9 million increase in employee compensation expenses resulting from an increase in employee headcount to support the growth of the business, and salary and wage rate increases that were in line with inflation; (ii) a $0.9 million increase in outside consulting expenses; (iii) $0.7 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business; and (iv) a $0.1 million net increase in miscellaneous other expenses. The G&A expense rate decreased by 0.3 ppt. in the current period compared with the same period one year ago due to the leveraging impact of the 24% net sales increase.

Research and development expenses
Research and development expenses for the three months ended September 29, 2012 were $1.7 million, or 0.7% of net sales, compared with $1.0 million, or 0.5% of net sales, for the same period one year ago. The $0.7 million change in R&D expenses was due to increased investments in product innovation during 2012.

Asset impairment charges
During the three months ended September 29, 2012 we recognized asset impairment charges of $108 thousand related to computer software and certain store assets. During the three months ended October 1, 2011 we recognized asset impairment charges of $7 thousand related to certain store assets.

Other income (expense), net
Other income, net was $73 thousand for the three months ended September 29, 2012, compared with other income, net of $23 thousand for the comparable period one year ago. The current-year improvement in other income, net was primarily due to an increase in our average cash, cash equivalents and marketable debt securities balance for the three months ended September 29, 2012 compared with the same period one year ago and a higher average yield on our portfolio in the current-year period.

Income tax expense
Income tax expense was $14.1 million for the three months ended September 29, 2012 compared with $9.2 million for the same period one year ago. The effective tax rate for the three months ended September 29, 2012 was 35.0% consistent with the prior-year period rate of 34.9%.

Comparison of Nine Months Ended September 29, 2012 with Nine Months Ended October 1, 2011

Net sales
Net sales increased 29% to $714.4 million for the nine months ended September 29, 2012, compared with $554.1 million for the same period one year ago. The net sales increase was primarily driven by a 27% comparable sales increase in our Company-Controlled channel. Company-Controlled mattress units increased 15% compared to the same period one year ago. Average mattress sales per mattress unit in our Company-Controlled channel increased by 14%. Sales of other products and services increased by 23%.

The $160.3 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $128.8 million increase in sales from our Company-Controlled comparable retail stores and a $23.3 million sales increase resulting from net new store openings; (ii) a $6.3 million increase in Direct and E-Commerce sales; and (iii) a $1.9 million increase in Wholesale channel sales.

Gross profit
The gross profit rate increased to 63.9% of net sales for the nine months ended September 29, 2012, compared with 63.4% for the prior-year period. Product price increases over the last year and leverage from the higher sales volume resulted in an approximate 1.2 percentage points (“ppt.”) improvement in the gross profit rate for the nine months ended September 29, 2012 compared with the same period one year ago. The 1.2 ppt. improvement was partially offset by (i) a 0.3 ppt. reduction in the gross profit rate resulting from the

Index

strong response to key consumer events which impacted product mix, including the first quarter 2012 close-out and re-launch of our classic series beds, and (ii) a 0.4 ppt. reduction in the gross profit rate due to a variety of factors that can fluctuate from year-to-year, including sales return and exchange costs, and higher logistics expenses associated with new stores and new product launches.

Sales and marketing expenses
Sales and marketing expenses for the nine months ended September 29, 2012 increased 26% to $296.1 million, or 41.5% of net sales, compared with $234.7 million, or 42.4% of net sales, for the same period one year ago. The $61.4 million increase was primarily due to a $26.7 million, or 39%, increase in media spending, an increase in variable selling expenses due to the higher sales volume, and an increase in customer financing expenses as a larger percentage of our customers took advantage of promotional financing offers. The sales and marketing expense rate declined 0.9 ppt. compared with the same period one year ago due to the leveraging impact of the 29% net sales increase.

General and administrative expenses
General and administrative (“G&A”) expenses increased $7.0 million to $50.1 million for the nine months ended September 29, 2012, compared with $43.1 million in the prior year, but decreased to 7.0% of net sales, compared with 7.8% of net sales one year ago. The $7.0 million increase in G&A expenses was primarily due to (i) a $2.8 million increase in outside consulting expenses and year-over-year changes in contingent liabilities; (ii) a $2.3 million increase in employee compensation expenses resulting from an increase in employee headcount to support the growth of the business, salary and wage rate increases that were in line with inflation, and increased stock-based compensation expense; (iii) $1.5 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business; and (iv) a $0.4 million net increase in miscellaneous other expenses. The G&A expense rate decreased by 0.8 ppt. in the current period compared with the same period one year ago due to the leveraging impact of the 29% net sales increase.

Research and development expenses
Research and development expenses for the nine months ended September 29, 2012 were $4.3 million, or 0.6% of net sales, compared with $3.0 million, or 0.5% of net sales, for the same period one year ago. The $1.3 million change in R&D expenses was due to increased investments in product innovation during 2012.

Asset impairment charges
During the nine months ended September 29, 2012, we recognized asset impairment charges of $115 thousand related to computer software and certain store assets. During the nine months ended October 1, 2011, we recognized asset impairment charges of $103 thousand related to production machinery, computer equipment and certain store assets.

CEO transition costs
In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions to the Company, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments based on free cash flow and actual market share growth versus performance targets. During the nine months ended September 29, 2012, we incurred $5.6 million of non-recurring, non-cash expenses associated with these stock award modifications.

Other income (expense), net
Other income, net was $128 thousand for the nine months ended September 29, 2012, compared with other expense, net of $37 thousand for the comparable period one year ago. The current-year improvement in other income (expense), net was primarily due to a reduction in fees associated with our line of credit, an increase in our average cash, cash equivalents and marketable debt securities balance for the nine months ended September 29, 2012 compared with the same period one year ago, and a higher average yield on our portfolio in the current-year period.

Income tax expense
Income tax expense was $34.9 million for the nine months ended September 29, 2012, compared with $25.3 million for the same period one year ago. The effective tax rate for the nine months ended September 29, 2012 decreased to 34.7% compared with 36.0% for the prior-year period. The prior-year effective tax rate was impacted by additional expenses related to an increase in unrecognized tax benefits for certain federal and state tax matters. The current-year effective tax rate benefited from an increase in the tax deduction related to manufacturing activities and a reduction in our state income tax rate.

Index

Liquidity and Capital Resources

As of September 29, 2012, cash, cash equivalents and marketable debt securities totaled $193.2 million compared with $146.3 million as of December 31, 2011. The $46.8 million increase was primarily due to $97.6 million of cash provided by operating activities offset by $36.8 million of cash used to purchase property and equipment, and $24.1 million of cash used to repurchase our common stock ($20.0 million under our Board approved share repurchase program and $4.1 million in connection with the vesting of employee restricted stock grants). Our $82.8 million of marketable debt securities held as of September 29, 2012 are all highly liquid and include U.S. government and agency securities, corporate debt securities and municipal bonds.

The following table summarizes our cash flows for the nine months ended September 29, 2012, and October 1, 2011 (dollars in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	September 29, 2012	October 1, 2011
Total cash provided by (used in):
Operating activities	$97.6	$74.5
Investing activities	(89.9)	(57.2)
Financing activities	(13.6)	3.0
Net (decrease) increase in cash and cash equivalents	$(5.8)	$20.4

Cash provided by operating activities for the nine months ended September 29, 2012 was $97.6 million compared with $74.5 million for the nine months ended October 1, 2011. The $23.1 million year-over-year increase in cash from operating activities was comprised of a $20.5 million increase in our net income for the nine months ended September 29, 2012 compared with the same period one year ago, and a $4.0 million increase in adjustments to reconcile net income to net cash provided by operating activities, partially offset by a $1.3 million decrease in cash from changes in operating assets and liabilities.

Investing activities for the nine months ended September 29, 2012 consisted of $36.8 million of property and equipment purchases, compared with $14.5 million for the same period one year ago. Capital expenditures - primarily for new stores, repositioned and remodeled stores, and continued investment in customer-management systems and other information technology that supports the growth of the business - are projected to be approximately $50.0 million in 2012 compared with $23.5 million in 2011. On a net basis, we invested $53.1 million in marketable debt securities during the nine months ended September 29, 2012 compared with $40.0 million during the comparable period one year ago. Investing activities for the nine months ended October 1, 2011 also included the replacement of an outstanding letter of credit held by our workers’ compensation insurance carrier with a $2.7 million restricted cash deposit.

Net cash used in financing activities was $13.6 million for the nine months ended September 29, 2012, compared with net cash provided by financing activities of $3.0 million for the same period one year ago. During the nine months ended September 29, 2012, we repurchased $24.1 million of our stock ($20.0 million under our Board approved share repurchase program and $4.1 million in connection with the vesting of employee restricted stock grants) compared with $0.4 million during the same period one year ago. Changes in book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

During the second quarter of 2012, we reinitiated repurchasing our common stock with the objective to maintain common shares outstanding at current levels. Under the Board approved $290 million share repurchase program, we have repurchased 775,568 shares at a cost of $20.0 million ($25.81 per share) during the nine months ended September 29, 2012. We did not repurchase any shares under our Board approved share repurchase program during the nine months ended October 1, 2011. As of September 29, 2012, the remaining authorization under our Board approved share repurchase program was $186.7 million. There is no expiration date governing the period over which we can repurchase shares.

On April 23, 2012, we entered into an Amendment to our $20.0 million Credit Agreement (the “Amendment”) with Wells Fargo Bank, National Association. The Amendment changes the Credit Agreement from a secured revolving credit facility to an unsecured revolving credit facility and extends the maturity date of the credit facility from July 1, 2012 to April 23, 2015. The amended credit facility contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval. The Amendment also decreases the amount of commitment fees, lowers the rate at which interest accrues and increases the financial flexibility with regard to our financial covenants. As of September 29, 2012 we were in compliance with all financial covenants.

Index

Any borrowings under the Amendment will, at our request, be classified as either LIBOR Loans or Adjusted Base Rate (“ABR”) Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect, plus 1.25%; or (ii) with respect to ABR Loans, the ABR (as defined in the Credit Agreement) then in effect for the Daily One-Month LIBO Rate (as defined in the Credit Agreement), plus 1.50% or the prime rate. We are subject to certain financial covenants under the Amendment, including minimum tangible net worth, a requirement to maintain a minimum amount of cash, cash equivalents and marketable debt securities, and to maintain at the administrative agent cash, cash equivalents and marketable debt securities equal to the amount the lenders are committed to lend under the Amendment.

Our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth. The $193.2 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion and strategic initiatives for the foreseeable future.

We have an agreement with GE Capital Retail Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash requirement. As of September 29, 2012 we were in compliance with all financial covenants.

Under the terms of the GE Agreement, GE Capital Retail Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Non-GAAP Data Reconciliations

Reported to Adjusted Statements of Operations Data (in thousands, except per share amounts)

In addition to disclosing results that are determined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we also disclose non-GAAP results that exclude certain significant charges or credits. Our "as adjusted" data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, "as reported," or GAAP financial date. However, we believe that the disclosure of results excluding certain significant charges or credits provides additional insights into underlying business performance and facilitates year-over-year comparisons. Below are our reconciliations of our non-GAAP financial measures to the most comparable GAAP financial measures.

	Nine Months Ended
	September 29, 2012			October 1, 2011
	As Reported	CEO Transition Costs(1)	As Adjusted	As Reported
Operating income	$100,373	$5,595	$105,968	$70,483
Other income (expense), net	128	—	128	(37)
Income before income taxes	100,501	5,595	106,096	70,446
Income tax expense(2)	34,902	1,925	36,827	25,338
Net income	$65,599	$3,670	$69,269	$45,108

Net income per share:
Basic	$1.18	$0.07	$1.25	$0.82
Diluted	$1.15	$0.06	$1.21	$0.80

Basic shares	55,601	55,601	55,601	54,966
Diluted shares	57,202	57,202	57,202	56,306

(1)
In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer, would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments based on free cash flow and actual market share growth versus performance targets. During the nine months ended September 29, 2012, we incurred $5.6 million of non-recurring, non-cash expenses associated with these stock award modifications.

(2)	Reflects effective income tax rate, before discrete adjustments, of 34.4% for 2012.

Index

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

We define earnings before interest, taxes, depreciation and amortization (“EBITDA”) as net income plus: income tax expense, interest expense, depreciation and amortization, stock-based compensation and asset impairments. Management believes EBITDA is a useful indicator of our financial performance and our ability to generate cash from operating activities. Our definition of EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.

Our EBITDA calculations for the three months and trailing-twelve months ended September 29, 2012, and October 1, 2011 are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$26,209	$17,236	$80,969	$52,226
Income tax expense	14,089	9,246	39,506	29,630
Interest expense	16	24	122	234
Depreciation and amortization	5,126	3,390	17,826	13,043
Stock-based compensation	1,200	1,418	10,866	4,875
Asset impairments	108	7	121	145
EBITDA	$46,748	$31,321	$149,410	$100,153

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations for the nine months and trailing-twelve months ended September 29, 2012, and October 1, 2011 (dollars in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net cash provided by operating activities	$97,636	$74,525	$114,157	$75,333
Subtract: Purchases of property and equipment	36,816	14,492	45,851	18,320
Free cash flow	$60,820	$60,033	$68,306	$57,013

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. As of September 29, 2012, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at September 29, 2012.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of September 29, 2012 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments. As of September 29, 2012, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 28, 2012	129,275	$23.36	129,275	$193,735,000
July 29, 2012 through August 25, 2012	113,175	27.93	113,175	190,575,000
August 26, 2012 through September 29, 2012	123,348	31.04	123,348	186,746,000
Total	365,798	$27.36	365,798	$186,746,000

(1)
During the second quarter of 2012, we reinitiated repurchasing our common stock with the objective to maintain common shares outstanding at current levels. Under the current Board approved $290.0 million share repurchase program, we repurchased 0.8 million shares at a cost of $20.0 million (based on trade dates) during the nine months ended September 29, 2012. We did not repurchase any shares during the three or nine months ended October 1, 2011. As of September 29, 2012, the remaining authorization under our Board approved share repurchase program was $186.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Select Comfort Executive Investment Plan (July 1, 2012 Restatement)	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed July 2, 2012 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012 filed with the SEC on October 26, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2012 and October 1, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2012 and October 1, 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 29, 2012, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011, and (vi) Notes to Condensed Consolidated Financial Statements.
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

SELECT COMFORT CORPORATION
(Registrant)

Dated:	October 26, 2012	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Select Comfort Executive Investment Plan (July 1, 2012 Restatement)	Incorporated by reference to Exhibit 10.1 in Select Comfort’s Current Report on Form 8-K filed July 2, 2012 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012 filed with the SEC on October 26, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2012 and October 1, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2012 and October 1, 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 29, 2012, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011, and (vi) Notes to Condensed Consolidated Financial Statements.
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