Form 10-K
period 2012-12-29
SELECT COMFORT CORP
filed 2013-02-21
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2012

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
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2012, was $741,776,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).
As of January 26, 2013, there were 55,795,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Our Business

Overview

Select Comfort Corporation, based in Minneapolis, Minnesota, was founded in 1987. We believe that we are leading the industry in delivering an unparalleled sleep experience. We offer consumers high-quality, innovative and individualized sleep solutions and services, which include a complete line of SLEEP NUMBER® beds and bedding.

The Company is the exclusive manufacturer, marketer, retailer and servicer of the revolutionary Sleep Number bed, which allows individuals to adjust the firmness and support on each side at the touch of a button. We offer further individualization through a solutions-focused line of Sleep Number pillows, sheets and other bedding products.

Select Comfort has evolved from a specialty, niche direct marketer, to a nationwide vertically integrated business model that includes manufacturing, retail and service with fiscal 2012 net sales of $935 million. As the only national specialty-mattress retailer, consumers can take advantage of an enhanced mattress-buying experience at one of more than 400 SLEEP NUMBER® retail stores across the country, online at www.SleepNumber.com, or via phone through our direct sales number at 1-888-411-2188.

In 1998, Select Comfort became a publicly traded company and is listed on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” When used herein, the terms “Select Comfort,” “Company,” “we,” “us” and “our” refer to Select Comfort Corporation, including consolidated subsidiaries.

Management Transition

On February 27, 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer and a member of the Board of Directors of Select Comfort, would retire from Select Comfort effective June 1, 2012. We also announced that Shelly R. Ibach would succeed Mr. McLaughlin as President and Chief Executive Officer, effective June 1, 2012. The Board also elected Ms. Ibach as a Director, effective immediately, for an initial term expiring at our 2013 annual meeting of shareholders.

Mission, Vision and Goals

Our mission is to improve lives by Individualizing Sleep Experiences.

Our vision is to become the world's most beloved brand by delivering an Unparalleled Sleep Experience. We plan to achieve this by executing our integrated growth formula, advancing our long-term goals and building on our competitive advantages.

We are executing against a defined set of goals:

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

Customer-Focused Strategy

Our overall customer-focused strategy is to create a differentiated, proprietary, end-to-end Sleep Number experience that meaningfully improves our customers' lives. As the only major mattress brand that is both a manufacturer and a multi-channel retailer, we have the opportunity to know our customers and the capability to innovate across all touch points for their benefit. Between our consumer-insight research, the thousands of direct conversations we have with customers, and our real-time voice-of-the-customer tools, we are able to anticipate the needs of our customers, exceed their expectations and improve their lives with an individualized sleep experience.

Competitive Advantages

Differentiated, Proprietary Products

Sleep Number Bed

Unlike the “one-size-fits-all” solution offered by other mattress brands, the Sleep Number bed offers individualized comfort that is adjustable on each side. Our proprietary DualAir technology, which features two independent air chambers, allows couples to adjust firmness to their own individual preference at the touch of a button.

The unique benefits of our proprietary Sleep Number bed have been validated through clinical sleep research which has shown that people who sleep on a Sleep Number bed generally fall asleep faster, experience deeper sleep with fewer disturbances and experience greater relief from back pain than those sleeping on a traditional innerspring mattress.

We offer Sleep Number beds in good, better and best series to fit all budgets, with queen size mattresses starting at $699.

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

•
In 2012, memory foam found its better half with the introduction of the Sleep Number Memory Foam Series. Combining cradling memory foam with exclusive DualAir technology, the series includes the Sleep Number m7 bed that cools, contours and adjusts on each side, and the supremely soft and breathable Sleep Number m9 bed.

The Sleep Number bed series are available through our U.S. Company-Controlled and Wholesale distribution channels. Each bed series comes in standard mattress sizes, ranging from twin to king, as well as some specialty mattress sizes. Our bed series vary in features, functionality and price. As you move up the line, the Sleep Number bed series offer enhanced features and benefits, including higher quality fabrics, additional cushion and padding, higher overall mattress profiles, Firmness Control Systems™ with additional functions, and temperature balancing fabrics.

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

Each of our Sleep Number beds (not including our FlexFit™ Adjustable Bases) comes with a 30 night in-home trial and better night's sleep guarantee, which allows customers 30 nights at home to make sure they are completely satisfied with the bed. The customer is responsible for the return shipping costs. Independent durability testing has shown our Sleep Number beds can withstand more than 20 years of simulated use, and each of our Sleep Number beds is backed by our 20-year limited warranty.

Sleep Number Bedding Collection

Like our Sleep Number beds, our exclusive Sleep Number® Bedding Collection offers a proprietary line of products to meet each individual's needs. Our sales professionals have the expertise to guide our customers to sleep solutions that are just right for them. From the way their pillow fits, to the weight of their comforter, we offer the latest innovations. We also offer a number of products that allow for unique individualization, including Create your Perfect PillowSM and Create your Perfect ComforterSM.

In 2011, we introduced a pillow that's distinctively Sleep Number. Our exclusive AirFit™ Pillow adjusts to an individual's size, shape and sleeping position for more comfortable sleep. The pillow is available in our exclusive CoolFit™ Foam, memory fiber or white goose down.

Adjustable Bases/FlexFit

In 2003, we completed the roll-out of our Precision Comfort® adjustable base to all of our retail stores. The adjustable base enables customers to raise the head or foot of the bed, and to experience the comfort of massage, using a handheld remote control. In 2010, we updated the Precision Comfort name to FlexFit Plus and introduced a value option – FlexFit. Our FlexFit adjustable bases provide customers with an ideal upgrade for their Sleep Number bed, offering them a fully adjustable sleep experience.

Vertical Integration

Our vertically integrated business model allows us to control all expressions of the brand, including pricing, and execute innovations on behalf of our customers for product and service, as well as the unique opportunity to establish lifelong relationships with our customers through engagement.

As the manufacturer, retailer and servicer of the Sleep Number bed, we maintain exclusive national distribution of our products through our Company-Controlled distribution channel (Retail, Direct Marketing and E-Commerce). Our exclusive distribution channel ensures our customers fully experience our unique brand and receive extraordinary end-to-end customer service, while enabling us to control price points.

The modular design of our Sleep Number bed allows a just-in-time, build-to-order production process which requires minimal inventory in our manufacturing plants and retail stores, resulting in reduced working capital requirements. Our build-to-order production process also enables our retail stores to serve primarily as showrooms, without requiring significant product storage capacity, and provides us significant flexibility in changing our product models.

Extraordinary Retail Experience

As the only national specialty mattress retailer, Sleep Number stores provide a unique, elevated, relationship-based selling experience to deliver products that best fit customers' needs.

The Sleep Number store is the sixth most productive retailer (based on sales per square foot) behind Apple Stores, Tiffany & Co., lululemon athletica, Coach and Michael Kors (source "retailsails.com"). We've created a consumer-centric, interactive shopping environment. A visually appealing storefront, a floor plan with a comfortable, residential feel, and the opportunity to find your Sleep Number setting with the help of a Sleep Professional establishes an emotional connection and sets the foundation for a lifelong relationship.

Controlling the selling process enables us to ensure that the unique benefits of our products are effectively communicated to customers. Our direct-to-consumer business model enables us to understand and respond quickly to consumer trends and preferences. Our multiple touch points of service include sales, delivery and post-sales service, which provide several opportunities to communicate with our customers, reinforcing the sale.

Growth Formula

Our integrated growth formula focuses on the following:

•	Increase awareness for both brand and stores

•	Develop local markets

•	Robust product and service innovation

We generated positive net income for six consecutive years from 2002 through 2007. In 2008 our operating results were significantly affected by a decrease in consumer spending, and we generated a net loss. In 2009, 2010, 2011 and 2012, we generated operating income of $20.7 million, $52.4 million, $90.5 million and $119.8 million, respectively. As of December 29, 2012, cash, cash equivalents and marketable debt securities totaled $178 million, compared with $146 million at December 31, 2011, and we had no borrowings under our revolving credit facility.

The expansion of profitability over the last four years has been driven by the combination of executing our integrated growth formula and employing continued operational efficiency. As we enter 2013, we plan to build on the learnings of recent years, targeting efficient sales gains and reinvesting in the business to drive sales and profit growth, while maintaining expense controls to expand operating margins.

Increase Awareness

Our most significant opportunity continues to be building brand awareness. We utilize a media mix that includes television, radio, print and digital advertising in support of our Sleep Number marketing campaign. During 2012, our national unaided brand awareness increased from 15% to 21%. While 21% is a historical high for us, we remain well below key competitors and will continue to focus on building brand awareness in 2013.

Historically, we've focused on a narrow consumer segment; in 2011, we redefined our target consumer, quadrupling our addressable market; our redefined target is more affluent, younger and health-focused and includes consumers during their prime mattress-buying years. We are focused on deeply knowing our new target customer and what she values, and how to better reach her so she understands how Sleep Number can uniquely improve her life.

Develop Local Markets

As of December 29, 2012, we had 410 retail stores in the U.S., and expect to end 2013 with between 435 and 445 retail stores. We are taking both a national and local market-based approach to our growth – increasing our national advertising and focusing on local marketing, real estate optimization and sales execution. We believe that through marketing and sales execution, we can continue to increase average sales per store to further leverage the profitability of our fixed cost store base. Beyond 2013, we plan to continue expanding our retail store base by 5-8% per year through 2015 to drive sales and profit growth.

Historically, our retail stores have been located in shopping malls. In 2010, we began operating in non-mall locations to help build store and brand awareness. As of December 29, 2012, 19% of our stores were in non-mall locations. The non-mall store format is typically located in highly visible, well-traveled locations and is intended to complement our existing mall-based stores. The non-mall design allows us to increase store square footage and provides a more differentiated, interactive customer experience.

Robust Product and Service Innovation

In 2001, we created the Sleep Number brand and developed a branding strategy that allows our marketing communications to focus on the bed's distinguishing and proprietary features – adjustable firmness and support for individualized comfort. Since then, the brand has evolved to include a collection of innovations that make up the complete Sleep Number experience:

•	The Sleep Number bed with DualAir technology allows customers to adjust to the support their bodies need on each side of the bed.

•	The IndividualFit® 3-D imaging process lets customers see and feel how the bed adjusts to the exact comfort their bodies need.

•
The exclusive Sleep Number bedding collection's innovative solutions are dedicated to individualizing each sleep experience. In 2011, we introduced our exclusive AirFit Pillow that adjusts to an individual's size, shape and sleeping position for more comfortable sleep.

•
In 2012, memory foam found its better half with the introduction of the Sleep Number Memory Foam Series. Combining cradling memory foam with exclusive DualAir technology, the series includes the Sleep Number m7 bed that cools, contours and adjusts on each side, and the supremely soft and breathable Sleep Number m9 bed.

Exclusive Sales Distribution

Unlike traditional mattress manufacturers, which primarily sell through third-party retailers, over 96% of our net sales are through our Company-Controlled distribution channel (Retail, Direct Marketing and E-Commerce).

Our retail stores accounted for 89% of our net sales in 2012. Average annual net sales per store were $2,164,000 in 2012 versus $1,721,000 in 2011, $1,295,000 in 2010, $1,046,000 in 2009 and $984,000 in 2008, with average annual sales per square foot of $1,324 in 2012 versus $1,135 in 2011, $873 in 2010, $710 in 2009 and $703 in 2008. In 2012, 98% of our stores open for a full year generated net sales of over $1,000,000 and 49% of our stores open for a full year generated net sales over $2,000,000.

Our direct marketing call center and E-Commerce website provide national sales coverage, including markets not yet served by one of our retail stores, and accounted for 8% of our net sales in 2012. In addition, they provide a cost-effective way to market our products, are a source of information on our products and refer customers to our stores if there is one near the customer.

Beginning in 2002, we supplemented our sales through semi-exclusive relationships with selected home furnishing retailers and specialty bedding retailers. In August 2009, we discontinued distribution through non-company-controlled mattress retailers in the contiguous United States. This change was part of our efforts to deliver an unparalleled sleep experience by controlling all brand touch points. This action did not have a significant impact on sales or profit in 2010, 2011 or 2012. At the end of 2012, our retail partner program included retail partners in Hawaii, Alaska and Australia.

Marketing and Advertising

In 2012, our goal was to drive awareness and consideration for Sleep Number as well as our retail stores. With this strategy in mind, we launched a national Sleep Number store experience television campaign. We leveraged local advertising and introduced an accelerated growth strategy to build consumer awareness in major markets. This multi-media campaign also included national radio, drive-time radio, newspaper ads, inserts and billboards.

Since the campaign was launched, consumers' unaided store awareness has increased by approximately 40%. The 2011 redesign of the Sleep Number website and an enhanced digital and social media strategy have also increased awareness and consideration of the Sleep Number brand and products. Our total media spending was approximately $127 million in 2012, $92 million in 2011 and $70 million in 2010.

Owners of Sleep Number beds purchased through our Company-Controlled channel are considered Insiders in our InnerCircleSM rewards program. The program is designed primarily to increase referrals and repeat purchases by strengthening our ongoing relationship with our Insiders. Each time a referred customer purchases a Sleep Number bed, the referring Insider receives a $100 coupon for purchase of our products, with increasing benefits for multiple referrals.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by GE Money Bank. Approximately 38% of our net sales in 2012 were financed by GE Money Bank. Our current agreement with GE Money Bank expires February 15, 2016, subject to earlier termination upon certain events and subject to automatic extensions. We pay GE Money Bank a fee for extended credit promotional financing offers. Under the terms of our agreement, GE Money Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures. As the receivables are owned by GE Money Bank, at no time are the receivables purchased or acquired from us. We are not liable to GE Money Bank for our customers' credit defaults. In connection with all purchases financed under these arrangements, GE Money Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Customers that do not qualify for credit under our agreement with GE Money Bank may apply for credit under a secondary program that we offer through another provider.

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

We manufacture beds primarily on a just-in-time basis to fulfill orders rather than stocking inventory, which enables us to maintain lower levels of finished goods inventory and operate with limited regional warehousing. Orders are shipped, typically within 48 hours following order receipt, from our manufacturing facilities via UPS or through our home delivery service. Products are usually received by the customer within five to 14 days from the date of order.

We obtain all of the raw materials and components used to produce our beds from outside sources. A number of components, including our proprietary air chambers, our proprietary blow-molded bases, and various components for our Firmness Control Systems, as well as fabrics and zippers, are sourced from suppliers who currently serve as our sole or primary source of supply for these components. We believe we can obtain these raw materials and components from other sources of supply, although we could experience some short-term disruption in our ability to fulfill orders in the event of an unexpected loss of supply from one of the primary suppliers. In 2005, we began identifying secondary sources in order to provide continuity of supply for various components. We will continue to utilize dual sourcing on targeted components when effective.

Our proprietary air chambers are produced to our specifications by an Eastern European supplier, which has been our primary source of supply of air chambers since 1994. Our agreement with this supplier runs through December 2013 and is thereafter subject to automatic annual renewal unless either party gives 365 days' notice of its intention not to renew the agreement. We expect to continue this supplier relationship for the foreseeable future.

Our proprietary blow-molded bases are produced to our specifications by a single domestic supplier under an agreement that expires in December 2015. We expect to continue this supplier relationship for the foreseeable future.

We have taken, and continue to take, various measures to mitigate the potential impact of an unexpected disruption in supply from any sole-source suppliers, including increasing safety stocks and identifying potential secondary sources of supply. All of the suppliers that produce unique or proprietary products for us have in place either contingency or disaster recovery plans or redundant production capabilities in other locations in order to safeguard against any unforeseen disasters. We review these plans and sites on a regular basis to ensure the supplier's ability to maintain an uninterrupted supply of materials and components.

Home Delivery Service

Sleep Number Comfort Service Home Delivery & Setup, which includes assembly and mattress removal, has contributed to improving the overall customer experience. Our home delivery technicians can effectively communicate the benefits of the bed, reinforcing the sales process and helping to ensure satisfied customers. In some markets on the East Coast, we provide home delivery, assembly and mattress removal services through a third-party provider. Approximately 72% of beds sold through our Company-Controlled channel in 2012 were delivered by our full-service home delivery team or by our third-party provider.

In 2003, we expanded the availability of our delivery, assembly and removal services to all of our retail markets. In 2007, we continued improving our home delivery efficiency and service by consolidating over 100 individually managed cross-dock distribution locations into a Hub and Spoke network organized around regional hubs. At the end of 2012, we operated 14 regional hubs.

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

Research and Development

Our research and development team defines and develops long-term product technology platforms to support regular and meaningful new product introductions. They continuously seek to improve product performance and benefits based on sleep science. Through research, customer surveys and consumer focus groups, we seek feedback on a regular basis to enhance our products. Since the introduction of our first bed, we have continued to improve and expand our product line, including new bed models, quieter and higher quality Firmness Control Systems, wireless remote controls, more luxurious fabrics and covers, and new generations of foams and base systems. Our research and development expenses were $6.2 million in 2012, $4.2 million in 2011 and $2.1 million in 2010.

Information Systems

We use information technology systems to operate, analyze and manage our business, to reduce operating costs and to enhance our customers' experience. Our major systems include an in-store point of sale system, a retail portal system, in-bound and out-bound telecommunications systems for direct marketing, delivery scheduling, and customer service, E-Commerce systems, a data warehouse system and an enterprise resource planning system. These systems are comprised of both packaged applications licensed from various software vendors and internally developed programs. Our production data center is located in our corporate headquarters with redundant capabilities located off site.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, border wall and corner piece systems, foundation systems, as well as other technology. We have 23 issued U.S. patents, expiring at various dates between July 2014 and September 2028, and six U.S. patent applications pending. We also hold 33 foreign patents and have six foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products. To our knowledge, no third party has asserted a claim against us alleging that any element of our product infringes or otherwise violates any intellectual property rights of any third party.

“Select Comfort” and “Sleep Number” are trademarks registered with the U.S. Patent and Trademark Office. We have a number of other registered trademarks including the double arrow logo, “Select Comfort” with the double arrow logo, “Select Comfort Creator of the Sleep Number Bed” with the double arrow logo, “The Sleep Number Bed by Select Comfort” with the double arrow logo and “What's Your Sleep Number?” Several of these trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each registered mark is renewable indefinitely as long as the mark remains in use. We are not aware of any material claims of infringement or other challenges asserted against us or our right to use these marks.

Industry and Competition

The U.S. bedding manufacturing industry is a mature and generally stable industry. According to the International Sleep Products Association (“ISPA”), since 1984 the industry has consistently demonstrated growth on a dollar basis, with a 0.3% decline in 2001, 9.1% decline in 2008 and 9.0% decline in 2009 being the only exceptions. According to ISPA, industry wholesale shipments of mattresses and foundations were estimated to be $7.1 billion in 2012 compared to $6.3 billion in 2011. We estimate that traditional innerspring mattresses represent approximately 70% of total U.S. bedding sales (based on 2011 sales). Furniture/Today, a furniture industry trade publication, has ranked Select Comfort as the fifth largest mattress manufacturer and third largest U.S. bedding retailer for 2011, with a 4.7% market share of industry revenue and 1.5% market share of industry units.

Over the 5-year, 10-year and 20-year periods ended 2012, the value of U.S. wholesale bedding shipments increased at compound annual growth rates of 2.6%, 3.2% and 5.2%, respectively. We believe that industry unit growth has been primarily driven by population growth, an increase in the number of homes (including secondary residences) and the increased size of homes. We believe growth in average wholesale prices resulted from a shift to both larger and higher quality beds, which are typically more expensive.

The bedding industry is very competitive. Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among the largest manufacturers of innerspring bedding with nationally recognized brand names, including Sealy, which also owns the Stearns & Foster brand name, Serta and Simmons. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the innerspring bedding market. Tempur-Pedic International, Inc., the fourth largest bedding manufacturer (based on 2011 sales), and a number of other mattress manufacturers, offer foam mattress products. Tempur-Pedic has announced its intentions in 2013 to acquire Sealy and to offer an air-supported mattress. Simmons and Sealy, as well as a number of smaller manufacturers, have offered air-bed products in the past. The bedding retailer business is also highly competitive. Our Company-Controlled distribution channel, which includes our retail stores, competes against regional and local specialty bedding retailers, home furnishing stores, mass merchants and national discount stores. We compete principally on the differentiation and quality of our products, customer service and value pricing.

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

We are not aware of any national or local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net income or competitive position, or will result in material capital expenditures. During fiscal 2012, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

Customers

No single customer accounts for 10% or more of our net sales.

Seasonality

Our business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales in the second quarter and increased sales during selected holiday or promotional periods.

Working Capital

Selling directly to our customers, with a primarily just-in-time, build-to-order production process in our plants, and with retail stores that serve mainly as showrooms, allows us to maintain low inventory levels and operate with minimal working capital requirements. We have historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. As of December 29, 2012, we had $20.0 million available under our $20.0 million credit facility which contains an accordion feature that allows us to increase the amount of the line up to $50.0 million in total availability, subject to lender approval.

Employees

At December 29, 2012, we employed 2,791 persons, including 1,519 retail sales and support employees, 171 direct marketing and customer service employees, 793 manufacturing and logistics employees, and 308 management and administrative employees. Approximately 90 of our employees were employed on a part-time basis at December 29, 2012. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis (plus commissions for sales professionals). None of our employees is represented by a labor union or covered by a collective bargaining agreement. In recent periods we have focused on and improved our employee engagement levels, which we believe is important to driving both organizational productivity and customer satisfaction.

Executive Officers of the Registrant

Shelly R. Ibach, 53, has served as President and Chief Executive Officer since June 2012 having previously served as Executive Vice President, Chief Operating Officer since June 2011 and as Executive Vice President, Sales & Merchandising since October 2008. Ms. Ibach joined Select Comfort as Senior Vice President, U.S. Sales - Company Owned Channels in April 2007. From 2004 to 2007, Ms. Ibach served as Senior Vice President and General Merchandise Manager for the Home division, within Macy’s North, formally Marshall Field’s. From 1982 to 2007, she held various leadership positions within Marshall Field’s Department Stores - Target Corporation. Other key positions included Vice President - Divisional Merchandise Manager, Director of Planning and Regional Director of Stores.

Michael A. Bills, 48, has served as Senior Vice President and Chief Marketing Officer at Select Comfort since June 2012. Prior to joining Select Comfort, he was the Executive Director of the Innovation Initiative at the Fisher College of Business at The Ohio State University in Columbus, Ohio from October 2008 to June 2012. From April 2004 to September 2008, Mr. Bills was President of Retail Planning Associates and Managing Partner, the Americas, for Fitch - a WPP agency. He also served as President of Retail Planning Associates from June 2001 to April 2004, the Chief Development Officer for Resource Interactive from 1999 to 2001 and Senior Vice President of Retail Planning Associates from 1993 to1999.

Andrea L. Bloomquist, 43, has served as the Senior Vice President and Chief Product Officer for Select Comfort since June 2012 and leads product innovation including product management, development, merchandise buying and R&D for all Sleep Number products. Ms. Bloomquist was the Chief Product and Merchandising Officer from June 2011 to June 2012. Ms. Bloomquist joined Select Comfort in May 2008 as Vice President and General Merchandise Manager. Prior to joining Select Comfort, Ms. Bloomquist held leadership positions in product and merchandising at Macy's and Marshall Field's Department Stores for Target Corporation from 1996 to 2008.

Andrew P. Carlin, 49, has served as the Senior Vice President and Chief Sales Officer for Select Comfort since June 2012 and leads all sales channels and real estate. From May 2011 to June 2012 Mr. Carlin was the Vice President and Chief Sales Officer, and from January 2009 to May 2011 he was the Vice President of U.S. Retail Sales. Mr. Carlin joined Select Comfort in January 2008 as Regional Vice President, East Region. Prior to joining Select Comfort, Mr. Carlin spent more than 20 years in a variety of sales leadership roles, including Senior Vice President of Store Operations at Gander Mountain from 2003 to 2008, Kohl's Department Stores from 1995 to 2003 and Target Corporation from 1986 to 1995.

Mark A. Kimball, 54, has served as Senior Vice President, General Counsel, Chief Administrative Officer and Secretary since May 1999. From July 2000 to August 2003, Mr. Kimball also assumed responsibility for the Company’s human resources function. For more than five years prior to joining us, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

Karen R. Richard, 42, has served as Senior Vice President, Chief Human Capital Officer for Select Comfort Corporation since March 2009. From January 2006 through February 2009, Ms. Richard served as Vice President, Human Resources and prior to that she served as Vice President, Finance supporting Select Comfort’s Consumer Channels and Marketing. Ms. Richard also held a variety of positions in the Company’s finance department after joining Select Comfort in May 1996. From 1993 to 1996, Ms. Richard held various accounting positions with TCF Mortgage Corporation, an affiliate of TCF Financial Corporation.

Kathryn V. Roedel, 52, has served as Executive Vice President and Chief Services and Fulfillment Officer since June 2011 having previously served as Executive Vice President, Product and Service since October 2008. Ms. Roedel joined Select Comfort as Senior Vice President, Global Supply Chain in April 2005. From 1983 to 2005, she held leadership positions within two divisions of General Electric Company, in Sourcing, Manufacturing, Quality and Service. From 2003 to March 2005, Ms. Roedel served as the General Manager, Global Supply Chain Strategy for GE Medical Systems. Other key positions included General Manager, Global Quality and Six Sigma; Vice President – Technical Operations and Director/Vice President – Quality Programs for GE Clinical Services, a division of GE Medical Systems.

Wendy L. Schoppert, 46, has served as Executive Vice President and Chief Financial Officer since May 2011 having previously served as Senior Vice President and Chief Information Officer since March 2008. Ms. Schoppert joined Select Comfort in April 2005 and previously served as Senior Vice President – New Channel Development and International. From 2002 to March 2005, Ms. Schoppert led various departments within U.S. Bancorp Asset Management, most recently serving as Head of Private Asset Management and Marketing. From 1996 to 2000, she held several positions with America West Holdings Corporation, including Vice President of America West Vacations and head of the airline’s Reservations division. Prior to 1996, Ms. Schoppert held various finance-related positions at both Northwest Airlines and American Airlines.

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

Our corporate Internet website is www.SleepNumber.com. Through a link to a third-party content provider, our corporate website provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. These documents are posted on our website at www.SleepNumber.com — select the “About Us” link and then the “Investor Relations” link. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

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

Index

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

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. We have experienced a significant degree of variability in the effectiveness and efficiency of our marketing messages and advertising expenditures in recent years and may continue to experience such variability in the future. We continue to evolve our marketing strategies, adjusting our messages, the amount we spend on advertising and where we spend it, and no assurance can be given that we will be successful in developing effective messages and in achieving efficiency in our advertising expenditures.

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

The vast majority of our sales occur through our Company-Controlled distribution channel, including our retail stores, and this Company-Controlled distribution channel represents our largest opportunity for growth in sales and improvement in profitability. Our retail stores carry significant fixed costs. We are highly dependent on our ability to maintain and increase sales per store to improve our operating margins.

Our stores are largely mall-based. We depend on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for our retail stores. Any decrease in mall traffic could adversely affect our sales, profitability, cash flows and financial condition.

In 2009 we evolved our retail strategy, closing 72 stores to increase trade area per store and discontinued selling through traditional mattress retailers to drive more customers to our Company-Controlled distribution channel. This strategy is designed to improve the customer experience by utilizing our sales process and to improve our profitability by driving a greater number of sales through a smaller base of stores. If we are unable to capture sales from these larger trade areas or to improve the overall customer experience, our sales and profitability may be negatively impacted.

Our Company-Controlled distribution strategy results in relatively few points of distribution, including 410 retail stores across the continental United States as of the end of 2012. Several of the mattress manufacturers and retailers with which we compete have significantly more points of distribution than we do, which makes us highly dependent on our ability to drive consumers to our points of distribution in order to gain market share.

Index

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

Our products represent a significant departure from traditional innerspring mattresses and from viscoelastic foam mattresses, which have no moving parts and do not rely on electronics and air control systems. As a result, our beds may be susceptible to failures that do not exist with traditional or viscoelastic foam mattresses. Failure to achieve and maintain acceptable quality standards could impact consumer acceptance of our products or could result in negative media and Internet reports or owner dissatisfaction that could negatively impact our brand image and sales levels.

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

Our future growth and profitability depends in part on our ability to continue to improve and expand our product line.

As described in greater detail below, the mattress industry is highly competitive, and our ability to compete effectively and to profitably grow our market share depends in part on our ability to continue to improve and expand our product line of adjustable firmness air beds and related accessory products. We incur significant research and development and other expenditures in the pursuit of improvements and additions to our product line. If these efforts do not result in meaningful product improvements or new product introductions, or if we are not able to gain widespread consumer acceptance of product improvements or new product introductions, our sales, profitability, cash flows and financial condition may be adversely affected. In addition, if any significant product improvements or new product introductions are not successful, our reputation and brand image may be adversely affected.

Significant competition in our industry could adversely affect our business.

Because of the vertical integration of our business model, we face significant competition with both a number of different types of mattress alternatives and a variety of retailers.

The mattress industry is characterized by a high degree of concentration among the two largest manufacturers of innerspring mattresses and the largest manufacturer of viscoelastic foam mattresses. We believe that several of our competitors have greater financial, marketing and manufacturing resources and better brand name recognition than we do and sell products through broader and more established distribution channels. A number of mattress manufacturers, including several of these larger competitors, have offered adjustable firmness air beds in the past, and the largest manufacturer of viscoelastic foam mattresses recently announced plans to offer adjustable firmness air beds that will compete directly with our products. We believe several of the larger mattress manufacturers may also be pursuing plans to open their own retail stores to compete directly with our retail stores.

Our Company-Controlled distribution channel competes with other retailers who generally provide a wider selection of mattress alternatives than we offer. A number of these retailers also have more points of distribution and greater brand name recognition than we do.

These manufacturing and retailing competitors, or new entrants into the market, may compete aggressively and gain market share with existing or new mattress products, and may pursue or expand their presence in the adjustable firmness air bed segment of the market. We have limited ability to anticipate the timing and scale of new product introductions, advertising campaigns or new pricing strategies by our competitors, which could inhibit our ability to retain or increase market share, or to maintain our product margins.

Index

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

We are not aware of any intellectual property infringement claims that may be asserted against us, however, it is possible that third parties, including competitors, may successfully assert such claims. The cost of defending such claims, or any resulting liability, or any failure to obtain necessary licenses on reasonable terms, may adversely impact our sales, profitability, cash flows and financial condition.

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

Index

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

Index

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

We are incurring significant capital expenditures in the pursuit of improvements and upgrades to our management information systems. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause disruptions to our existing systems and our business. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could adversely impact our sales, profitability, cash flows and financial condition

Our information systems contain personal information related to our customers and employees in the ordinary course of our business, such as credit card and demographic information of our customers and social security numbers of our employees. While we maintain security measures to protect this information, a breach of these security measures, such as through third-party action, employee error, malfeasance or otherwise, could compromise the security of our customers’ and employees’ personal information. As the techniques used to breach such security measures change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any failure of our systems and processes to adequately protect customer or employee personal information from theft or loss could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.

Our future growth and profitability depends in part upon our ability to attract, retain and motivate qualified personnel.

As a vertically integrated manufacturer and retailer, our future growth and profitability will depend in part upon our ability to attract, retain and motivate qualified personnel in a wide variety of areas to execute our growth strategy, including qualified management and executive personnel and qualified retail sales professionals and managers. The failure to attract, retain and motivate qualified personnel may hinder our ability to execute our business strategy and growth initiatives and may adversely impact our sales, profitability, cash flows and financial condition.

Our charter and corporate documents and Minnesota law make a takeover of our company more difficult and expensive, which may prevent certain changes in control and limit the market price of our common stock.

Our charter, bylaws, certain corporate documents and sections 671 and 673 of the Minnesota Business Corporation Act contain provisions that might enable our management to resist a takeover of our company or which may increase the cost of an acquisition of our company. Provisions in our amended and restated articles of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our shareholders may consider favorable. For example, our amended and restated articles of incorporation authorize five million undesignated shares. Without shareholder approval, our board of directors has the authority to create a class or series of shares from the undesignated shares and to set the terms of the class or series, including voting and dividend rights. With these rights, it could be more difficult for a third party to acquire us. In addition, our amended and restated articles of incorporation provide for a staggered board of directors, with directors serving for three-year terms and approximately one-third of the directors coming up for re-election each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in any acquisition of us that is not favored by our board of directors. In addition, we have a severance plan that may provide certain employees and executive

Index

officers with severance compensation if they are terminated in connection with a change in control of our company and stock award plans that may provide for the acceleration of vesting of incentive stock awards in the event of termination of employment or other adverse effects upon the employment terms of employees and executive officers following a change in control of our company. The existence of these provisions could discourage or prevent a change in control of our company, could make a change in control of our company more difficult and expensive and could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

The following table summarizes the geographic location of our 410 retail stores as of December 29, 2012:

	Retail Stores		Retail Stores		Retail Stores
Alabama	4	Louisiana	6	North Carolina	13
Arizona	8	Maine	2	North Dakota	2
Arkansas	3	Maryland	11	Ohio	17
California	50	Massachusetts	4	Oklahoma	4
Colorado	11	Michigan	12	Oregon	4
Connecticut	6	Minnesota	13	Pennsylvania	17
Delaware	2	Mississippi	3	South Carolina	4
Florida	25	Missouri	12	South Dakota	1
Georgia	13	Montana	2	Tennessee	8
Idaho	2	Nebraska	4	Texas	33
Illinois	19	Nevada	4	Utah	3
Indiana	12	New Hampshire	5	Vermont	1
Iowa	6	New Jersey	12	Virginia	11
Kansas	3	New Mexico	3	Washington	10
Kentucky	5	New York	9	Wisconsin	11
				Total	410

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

We lease two manufacturing and distribution centers in Irmo, South Carolina and Salt Lake City, Utah of approximately 105,000 square feet and approximately 101,000 square feet, respectively. We lease the Irmo facility through February 2016, and the Salt Lake City facility through July 2015, with a five-year renewal option thereafter.

Index

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” As of January 26, 2013, there were approximately 311 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by NASDAQ for the two most recent fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2012
High	$33.16	$33.58	$35.24	$33.20
Low	24.48	21.10	19.33	22.15

Fiscal 2011
High	$22.04	$18.86	$18.41	$12.44
Low	12.41	12.20	12.09	9.64

We are not restricted from paying cash dividends under our credit agreement other than customary legal and contractual restrictions. However, we have not historically paid, and have no current plans to pay, cash dividends on our common stock.

Information concerning share repurchases completed during the fourth quarter of fiscal 2012 is set forth below:

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2012 through October 27, 2012	101,460	$30.98	101,460	$183,603,000
October 28, 2012 through November 24, 2012	106,900	26.62	106,900	180,757,000
November 25, 2012 through December 29, 2012	189,952	25.44	156,933	176,739,000
Total	398,312	$27.17	365,293	$176,739,000

(1)
Under the current Board approved $290.0 million share repurchase program, we repurchased 365,293 shares of our common stock at a cost of $10.0 million (based on trade dates) during the three months ended December 29, 2012. As of December 29, 2012, the remaining authorization under our Board approved share repurchase program was $176.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

(2) In connection with the vesting of employee restricted stock grants, we also repurchased 33,019 shares of our common stock at a cost of $0.8 million, during the three months ended December 29, 2012.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (“S&P”) 400 Specialty Stores Index and The NASDAQ Stock Market (U.S.) Index assuming a $100 investment made on December 29, 2007. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SELECT COMFORT CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX

$350
$300
$250
$200
$150
$100
$50
$0
DOLLARS
12/29/2007
1/3/2009
1/2/2010
1/1/2011
12/31/2011
12/29/2012
S&P 400 SPECIALTY STORES
NASDAQ STOCK MARKET (U.S.) INDEX
SCSS

	12/29/2007	1/3/2009	1/2/2010	1/1/2011	12/31/2011	12/29/2012
Select Comfort Corporation	$100	$4	$91	$128	$303	$343
S&P 400 Specialty Stores Index	100	60	88	132	151	184
The NASDAQ Stock Market (U.S.) Index	100	59	82	97	99	111

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

	Year
	2012	2011	2010	2009	2008(1)	2007
Consolidated Statements of Operations Data:
Net sales	$934,978	$743,203	$605,676	$544,202	$608,524	$799,242
Gross profit	596,546	470,345	378,263	335,460	358,572	486,415
Operating expenses:
Sales and marketing	398,205	317,502	269,901	259,244	332,068	372,467
General and administrative	66,617	58,106	53,572	49,560	57,994	64,351
Research and development	6,194	4,175	2,147	1,973	3,374	5,682
Asset impairment charges	148	109	260	686	34,594	409
Other(2)(3)	5,595	—	—	3,324	—	—
Operating income (loss)	119,787	90,453	52,383	20,673	(69,458)	43,506
Net income (loss)	$78,094	$60,478	$31,568	$35,552	$(70,177)	$27,620
Net income (loss) as adjusted(8)	$81,748	$60,478	$31,568	$11,169	$(23,174)	$27,620
Net income (loss) per share:
Basic	$1.41	$1.10	$0.58	$0.78	$(1.59)	$0.59
Diluted	$1.37	$1.07	$0.57	$0.77	$(1.59)	$0.57
Diluted - as adjusted(8)	$1.43	$1.07	$0.57	$0.24	$(0.52)	$0.57
Shares used in calculation of net income (loss) per share:
Basic	55,516	55,081	54,005	45,682	44,186	46,536
Diluted	57,076	56,432	55,264	46,198	44,186	48,292

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities(4)	$177,821	$146,317	$76,016	$12,184	$10,987	$2,361
Working capital	77,517	72,145	20,053	(25,435)	(90,534)	(70,000)
Total assets	342,021	262,657	169,957	118,240	135,413	190,489
Borrowings under revolving credit facility	—	—	—	—	79,150	37,890
Total shareholders’ equity (deficit)	193,697	129,391	57,977	22,458	(41,630)	24,126

Selected Operating Data:
Stores open at period-end	410	381	386	403	471	478
Stores opened during period	57	19	7	4	19	45
Stores closed during period	28	24	24	72	26	9
Average net sales per store (000’s)(5)	$2,164	$1,721	$1,295	$1,046	$984	$1,318
Percentage of stores with more than $1.0 million in net sales(5)	98%	93%	70%	48%	45%	73%
Percentage of stores with more than $2.0 million in net sales(5)	49%	24%	7%	2%	2%	8%
Average net sales per mattress unit - Company-Controlled channel(6)	$3,050	$2,694	$2,424	$2,369	$2,370	$2,223
Company-Controlled comparable-sales increase (decrease)(7)	23%	26%	19%	(4)%	(26)%	(11)%
Average square footage per store open during period(5)	1,670	1,526	1,484	1,474	1,410	1,315
Net sales per square foot(5)	$1,324	$1,135	$873	$710	$703	$1,024
Average store age (in months at period end)	113	113	113	102	91	84
Earnings before interest, depreciation and amortization (“Adjusted EBITDA”)(8)	$150,285	$109,180	$69,675	$42,289	$(9,437)	$75,768
Free cash flows(4)(8)	$49,033	$67,519	$64,058	$60,717	$(26,381)	$2,139

(1)	Fiscal year 2008 had 53 weeks. All other fiscal years presented had 52 weeks.

(2)
In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer, would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin's contributions, the Company's Compensation Committee approved the modification of Mr. McLaughlin's unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments (through 2014) based on free cash flows and actual market share growth versus performance targets. During 2012, we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications.

(3)	In 2009, we expensed $3.3 million ($2.1 million, net of income tax) of direct, incremental costs incurred in connection with a terminated equity financing transaction.

(4)
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

(5)	For stores open during the entire period indicated.

(6)	Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

(7)
Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. The number of comparable-stores used to calculate such data was 348, 359, 379, 399, 452 and 432 for 2012, 2011, 2010, 2009, 2008 and 2007, respectively. Fiscal 2008 included 53 weeks, as compared to 52 weeks for the other periods presented. Comparable sales have been adjusted and reported as if all years had the same number of weeks.

(8)
These non-GAAP measures are not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See pages 24 and 25 for the reconciliation of these non-GAAP measures to the appropriate GAAP measure.

Index

Non-GAAP Data Reconciliations

Reported to Adjusted Statements of Operations Data
(in thousands, except per share amounts)

In addition to disclosing results that are determined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we also disclose non-GAAP results that exclude certain significant charges or credits. Our "as adjusted" data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, "as reported," or GAAP financial data. However, we believe that the disclosure of results excluding certain significant charges or credits provides additional insights into underlying business performance and facilitates year-over-year comparisons. Below are our reconciliations of our non-GAAP financial measures to the most comparable GAAP financial measures.

	Year
	2012	2011	2010	2009	2008	2007
Net income (loss) – as reported	$78,094	$60,478	$31,568	$35,552	$(70,177)	$27,620
Adjustments – net of income tax (1):
CEO transition costs(2)	3,654	—	—	—	—	—
Terminated equity financing costs (3)	—	—	—	2,061	—	—
Impairments (4)	—	—	—	—	20,163	—
Income tax valuation (5)	—	—	—	(26,444)	26,840	—
Net income (loss) – as adjusted	$81,748	$60,478	$31,568	$11,169	$(23,174)	$27,620

Net income (loss) per share – as adjusted:
Basic	$1.47	$1.10	$0.58	$0.24	$(0.52)	$0.59
Diluted	$1.43	$1.07	$0.57	$0.24	$(0.52)	$0.57

Basic shares	55,516	55,081	54,005	45,682	44,186	46,536
Diluted shares	57,076	56,432	55,264	46,198	44,186	48,292

(1)	Reflects annual effective income tax rates, before discrete adjustments, of 34.7%, 38.0% and 40.0% for 2012, 2009 and 2008, respectively.

(2)
In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer, would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin's contributions, the Company's Compensation Committee approved the modification of Mr. McLaughlin's unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments (through 2014) based on free cash flows and actual market share growth versus performance targets. During 2012, we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications.

(3)	In 2009, we expensed $3.3 million ($2.1 million, net of income tax) of direct, incremental costs incurred in connection with a terminated equity financing transaction.

(4)	Fiscal 2008 includes impairment charges for the abandonment of our plan to implement SAP®-based applications and impairment charges in excess of $1.0 million for underperforming stores.

(5)
In 2008, we established a $26.8 million valuation allowance against deferred taxes based on uncertainty regarding future taxable income. In 2009, we reversed the valuation allowance against deferred taxes based on all available positive and negative evidence.

Index

Non-GAAP Data Reconciliations (continued)

Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)
(in thousands)

We define earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as net income plus: income tax expense, interest expense, depreciation and amortization, stock-based compensation and asset impairments. Management believes Adjusted EBITDA is a useful indicator of our financial performance and our ability to generate cash from operating activities. Our definition of Adjusted EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.

	Year
	2012	2011	2010	2009	2008	2007
Net income (loss)	$78,094	$60,478	$31,568	$35,552	$(70,177)	$27,620
Income tax expense (benefit)	41,911	29,942	18,922	(20,862)	(2,566)	15,846
Interest expense	91	187	1,951	5,996	3,375	849
Depreciation and amortization	19,735	13,493	13,012	17,681	21,635	24,792
Stock-based compensation	10,306	4,971	3,962	3,236	3,702	6,252
Asset impairments	148	109	260	686	34,594	409
Adjusted EBITDA	$150,285	$109,180	$69,675	$42,289	$(9,437)	$75,768

Free Cash Flows
(in thousands)

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

	Year
	2012	2011	2010	2009	2008	2007
Net cash provided by operating activities	$100,626	$91,046	$71,407	$63,176	$5,821	$45,653
Subtract: Purchases of property and equipment	51,593	23,527	7,349	2,459	32,202	43,514
Free cash flow	$49,033	$67,519	$64,058	$60,717	$(26,381)	$2,139

Index

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;

•	The effectiveness of our marketing messages;

•	The efficiency of our advertising and promotional efforts;

•	Our ability to execute our Company-Controlled distribution strategy;

•	Our ability to achieve and maintain acceptable levels of product and service quality, and acceptable product return and warranty claims rates;

•	Our ability to continue to improve and expand our product line, and consumer acceptance of our products, product quality, innovation and brand image;

•
Industry competition, the emergence of additional competitive products, and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;

•	Availability of attractive and cost-effective consumer credit options, including the impact of recent changes in federal law that restricts various forms of consumer credit promotional offerings;

•	Pending and unforeseen litigation and the potential for adverse publicity associated with litigation;

•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities;

•	Risks of disruption in the operation of either of our two manufacturing facilities;

•	Increasing government regulation;

•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;

•	The costs and potential disruptions to our business related to upgrading our management information systems;

•	Our ability to attract, retain and motivate qualified management, executive and other key employees, including qualified retail sales professionals and managers; and

•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

Additional information concerning these and other risks and uncertainties is contained under the caption "Risk Factors" in the Annual Report on Form 10-K.

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

Index

Overview

Business Overview

We believe that we are leading the industry in delivering an unparalleled sleep experience by offering consumers high-quality, innovative and individualized sleep solutions and services, which include a complete line of Sleep Number® beds and bedding. We are the exclusive manufacturer, marketer, retailer and servicer of the revolutionary Sleep Number bed, which allows individuals to adjust the firmness and support of each side at the touch of a button. We offer further individualization through our solutions-focused line of Sleep Number pillows, sheets and other bedding products.

As the only national specialty-mattress retailer, we generate revenue by selling products through two distribution channels. Our Company-Controlled channel, which includes Retail, Direct Marketing and E-Commerce, sells directly to consumers. Our Wholesale channel sells to and through the QVC shopping channel and wholesale customers in Alaska, Hawaii and Australia.

Mission, Vision and Strategy

Our mission is to improve lives by individualizing sleep experiences. Our vision is to become the world's most beloved brand by delivering an Unparalleled Sleep Experience.

We are executing against a defined strategy which focuses on the following key components:

•	Everyone will know Sleep Number and how it will improve their life;

•	Innovative Sleep Number products will move society forward with meaningful consumer benefits;

•	Sleep Number will be easy to find and customers will interact with us when and how they want;

•	Customers will love their Sleep Number experience and enthusiastically recommend Sleep Number to their family and friends; and

•	Leveraging our unique business model to fund innovation and growth will benefit our customers, employees and shareholders.

Results of Operations

Fiscal 2012 Summary

Financial highlights for fiscal 2012 were as follows:

•	Net income increased 29% to $78.1 million, or $1.37 per diluted share, compared with net income of $60.5 million, or $1.07 per diluted share in 2011.

•
Financial results for 2012 included a $5.6 million ($3.7 million, net of income tax), or $0.06 per diluted share, non-recurring, non-cash charge associated with the June 1, 2012 chief executive officer transition.

•	Net sales increased 26% to $935.0 million, compared with $743.2 million in 2011, primarily due to a 23% comparable sales increase in our Company-Controlled channel.

•
Operating income for 2012 improved to $119.8 million, or 12.8% of net sales, compared with $90.5 million, or 12.2% of net sales, for the same period one year ago. Excluding the $5.6 million CEO transition charge, 2012 operating income was $125.4 million, or 13.4% of net sales. The operating income improvement was driven by strong comparable sales growth and a 0.5 percentage points increase in our gross profit rate. Annual retail sales-per-store for 2012 increased by 26% from one year ago to $2.2 million (for stores open at least one year).

•	Cash provided by operating activities in 2012 totaled $100.6 million, compared with $91.0 million for the prior year.

•
At December 29, 2012, cash, cash equivalents and marketable debt securities totaled $177.8 million compared with $146.3 million at December 31, 2011, and we had no borrowings under our revolving credit facility. In 2012, we repurchased 1,140,861 shares of our common stock under our Board approved share repurchase program at a cost of $30.0 million ($26.32 per share).

Index

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2012		2011		2010
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$935.0	100.0%	$743.2	100.0%	$605.7	100.0%
Cost of sales	338.4	36.2	272.9	36.7	227.4	37.5
Gross profit	596.5	63.8	470.3	63.3	378.3	62.5

Operating expenses:
Sales and marketing	398.2	42.6	317.5	42.7	269.9	44.6
General and administrative	66.6	7.1	58.1	7.8	53.6	8.8
Research and development	6.2	0.7	4.2	0.6	2.1	0.4
CEO transition costs	5.6	0.6	—	0.0	—	0.0
Asset impairment charges	0.1	0.0	0.1	0.0	0.3	0.0
Total operating expenses	476.8	51.0	379.9	51.1	325.9	53.8
Operating income	119.8	12.8	90.5	12.2	52.4	8.6
Operating income – as adjusted (1)	125.4	13.4	90.5	12.2	52.4	8.6
Other income (expense), net	0.2	0.0	—	0.0	(1.9)	(0.3)
Income before income taxes	120.0	12.8	90.4	12.2	50.5	8.3
Income tax expense	41.9	4.5	29.9	4.0	18.9	3.1
Net income	$78.1	8.4%	$60.5	8.1%	$31.6	5.2%
Net income – as adjusted (1)	$81.7	8.7%	$60.5	8.1%	$31.6	5.2%

Net income per share:
Basic	$1.41		$1.10		$0.58
Diluted	$1.37		$1.07		$0.57
Diluted – as adjusted (1)	$1.43		$1.07		$0.57

Weighted-average number of common shares:
Basic	55.5		55.1		54.0
Diluted	57.1		56.4		55.3

(1)
This non-GAAP measure is not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 24 for a reconciliation of this non-GAAP measure to the appropriate GAAP measure.

GAAP – generally accepted accounting principles

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	2012	2011	2010
Company-Controlled channel	96.7%	96.2%	94.8%
Wholesale channel	3.3%	3.8%	5.2%
Total	100.0%	100.0%	100.0%

Index

The components of total net sales growth, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2012	2011	2010

Retail comparable-store sales(1)	24%	29%	21%
Direct and E-Commerce	9%	(1%)	5%
Company-Controlled comparable sales change	23%	26%	19%
Net store openings/closings	3%	(1%)	(5%)
Total Company-Controlled channel	26%	25%	14%
Wholesale channel	10%	(11%)	(21%)
Total net sales change	26%	23%	11%

(1) Stores are included in the comparable-store calculation in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	2012	2011	2010

Average sales per store(1) ($ in thousands)	$2,164	$1,721	$1,295
Average sales per square foot(1)	$1,324	$1,135	$873
Stores > $1 million in net sales(1)	98%	93%	70%
Stores > $2 million in net sales(1)	49%	24%	7%
Average net sales per mattress unit – Company-Controlled channel(2)	$3,050	$2,694	$2,424

(1) Trailing twelve months for stores open at least one year.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating during the last three years was as follows:

	2012	2011	2010

Beginning of period	381	386	403
Opened	57	19	7
Closed	(28)	(24)	(24)
End of period	410	381	386

Comparison of 2012 and 2011

Net sales

Net sales in 2012 increased 26% to $935.0 million, compared with $743.2 million for the same period one year ago. The sales increase was primarily driven by a 23% comparable sales increase in our Company-Controlled channel and the sales from 29 net new retail stores opened in the past 12 months. Company-Controlled mattress units increased 12% compared to the prior-year period. Average net sales per mattress unit in our Company-Controlled channel increased by 13%.

The $191.8 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $147.5 million increase in sales from our Company-Controlled comparable retail stores and a $35.7 million sales increase resulting from net new retail store openings; (ii) a $5.8 million increase in Direct and E-Commerce sales; and (iii) a $2.8 million increase in Wholesale channel sales.

Index

Gross profit

The gross profit rate increased to 63.8% of net sales in 2012, compared with 63.3% for the prior-year period. Approximately 0.9 percentage points (“ppt.”) of the gross profit rate increase was due to price increases and product mix changes resulting from product innovations over the last 12 months. In addition, the prior-year period included a $1.6 million (0.2 ppt.) warranty charge related to customer-service reserves. These gross profit rate increases in 2012 were partially offset by a variety of factors that can fluctuate from year-to-year, including sales return and exchange costs and logistics expenses.

Sales and marketing expenses

Sales and marketing expenses in 2012 increased 25% to $398.2 million, or 42.6% of net sales, compared with $317.5 million, or 42.7% of net sales, for the same period one year ago. The $80.7 million increase was primarily due to a $35.3 million, or 39%, increase in media spending, an increase in variable selling expenses due to the higher sales volume and the additional costs associated with operating 29 net new retail stores. The sales and marketing expense rate declined 0.1 ppt. compared with the same period one year ago due to the leveraging impact of the 26% net sales increase.

General and administrative expenses

General and administrative (“G&A”) expenses increased $8.5 million to $66.6 million in 2012, compared with $58.1 million in the prior year, but decreased to 7.1% of net sales, compared with 7.8% of net sales one year ago. The $8.5 million increase in G&A expenses was primarily due to (i) a $4.2 million increase in outside consulting and legal expenses; (ii) $2.1 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business; (iii) a $0.6 million increase in employee compensation expenses resulting from an increase in employee headcount to support the growth of the business, and salary and wage rate increases that were in line with inflation, partially offset by lower performance-based incentive compensation and stock-based compensation; and (iv) a $1.6 million net increase in miscellaneous other expenses. The G&A expense rate decreased by 0.7 ppt. in the current period compared with the same period one year ago due to the leveraging impact of the 26% net sales increase.

Research and development expenses

Research and development expenses increased to $6.2 million, or 0.7% of net sales in 2012, compared with $4.2 million, or 0.6% of net sales, for the same period one year ago. The $2.0 million increase in R&D expenses was due to increased investments in product innovation during 2012.

CEO transition costs

In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions to the Company, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments (through 2014) based on free cash flow and actual market share growth versus performance targets. During 2012, we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications.

Asset impairment charges

During 2012, we recognized asset impairment charges of $0.1 million related to computer software and certain retail store assets. During 2011, we recognized asset impairment charges of $0.1 million related to production machinery, computer equipment and certain retail store assets.

Other income (expense), net

Other income, net was $0.2 million for 2012, compared with other expense, net of $33 thousand for the comparable period one year ago. The current-year improvement in other income (expense), net was primarily due to a reduction in fees associated with our line of credit, a higher average yield on our investment portfolio in the current-year period, and an increase in our average cash, cash equivalents and marketable debt securities balance in 2012 compared with the prior year.

Index

Income tax expense

Income tax expense was $41.9 million in 2012 compared with $29.9 million for the same period one year ago. The effective tax rate for 2012 increased to 34.9% compared with the prior-year period rate of 33.1%. The 2011 effective tax rate benefited from the favorable resolution of certain prior years' income tax matters.

Comparison of 2011 and 2010

Net Sales

Net sales in 2011 increased 23% to $743.2 million, compared with $605.7 million for the same period one year ago. The sales increase was driven by a 26% comparable sales increase in our Company-Controlled channel. This increase was partially offset by the decrease in sales resulting from the year-over-year decline in the number of retail stores we operated and a decrease in Wholesale channel sales. Company-Controlled sales of mattress units increased 12% compared to the same period one year ago. Average net sales per mattress unit in our Company-Controlled channel increased by 11%.

The $137.5 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $141.9 million increase in sales from our retail comparable stores, partially offset by a $0.1 million sales decrease resulting from the net decline in the number of retail stores we operated, (ii) a $3.6 million decrease in the Wholesale channel sales, and (iii) a $0.7 million decrease in Direct and E-Commerce sales.

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

Research and Development

Research and development (“R&D”) expenses increased to $4.2 million in 2011 compared with $2.1 million in 2010. R&D expenses for 2011 were 0.6% of net sales compared with 0.4% of net sales in 2010. The $2.0 million change in R&D expenses was due to increased investments in product innovation during 2011.

Index

Asset Impairment Charges

During 2011, we recognized impairment charges of $0.1 million related to production machinery, computer equipment and certain retail store assets. During 2010, we recognized impairment charges of $0.3 million primarily related to assets at underperforming retail stores.

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

Liquidity and Capital Resources

As of December 29, 2012, cash, cash equivalents and marketable debt securities totaled $177.8 million compared with $146.3 million as of December 31, 2011. The $31.5 million increase was primarily due to $100.6 million of cash provided by operating activities offset by $51.6 million of cash used to purchase property and equipment, and $34.9 million of cash used to repurchase our common stock ($30.0 million under our Board approved share repurchase program and $4.9 million in connection with the vesting of employee restricted stock grants). Our $89.9 million of marketable debt securities held as of December 29, 2012 are all highly liquid and include U.S. government and agency securities, corporate debt securities and municipal bonds.

The following table summarizes our cash flows for the fiscal years ended December 29, 2012, and December 31, 2011 (dollars in millions). Amounts may not add due to rounding differences:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011
Total cash provided by (used in):
Operating activities	$100.6	$91.0
Investing activities	(112.1)	(56.2)
Financing activities	(16.9)	5.4
Net (decrease) increase in cash and cash equivalents	$(28.3)	$40.2

Cash provided by operating activities for the fiscal year ended December 29, 2012 was $100.6 million compared with $91.0 million for the fiscal year ended December 31, 2011. The $9.6 million year-over-year increase in cash from operating activities was comprised of a $17.6 million increase in our 2012 net income compared with the same period one year ago, and an $8.6 million increase in adjustments to reconcile net income to net cash provided by operating activities, partially offset by a $16.7 million decrease in cash from changes in operating assets and liabilities.

Investing activities for the fiscal year ended December 29, 2012 consisted of $51.6 million of property and equipment purchases, compared with $23.5 million for the same period one year ago. During 2012, we opened 57 retail stores and repositioned or remodeled 38 retail stores, while in 2011 we opened 19 retail stores and repositioned or remodeled 16 retail stores. Capital expenditures for 2013 are projected to be $70 - $80 million compared with $51.6 million in 2012. The capital expenditures for 2013 are primarily for new retail stores, repositioned and remodeled retail stores, continued investment in customer-management systems and other information technology that supports the growth of the business, and investments to support product innovation initiatives. On a net basis, we invested $60.6 million in marketable debt securities during the fiscal year ended December 29, 2012 compared with $30.0 million during the comparable period one year ago. Investing activities for the fiscal year ended December 31, 2011 also included the replacement of an outstanding letter of credit held by our workers’ compensation insurance carrier with a $2.7 million restricted cash deposit.

Index

Net cash used in financing activities was $16.9 million for the fiscal year ended December 29, 2012, compared with net cash provided by financing activities of $5.4 million for the same period one year ago. During the fiscal year ended December 29, 2012, we repurchased $34.9 million of our stock ($30.0 million under our Board approved share repurchase program and $4.9 million in connection with the vesting of employee restricted stock grants) compared with $0.4 million during the same period one year ago. Changes in book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings. Financing activities for both periods reflect the cash proceeds from the exercise of employee stock options along with the excess tax benefits related to stock-based compensation.

During the second quarter of 2012, we reinitiated repurchasing our common stock with the objective to maintain common shares outstanding at current levels. Under the Board approved $290 million share repurchase program, we repurchased 1,140,861 shares at a cost of $30.0 million ($26.32 per share) during the fiscal year ended December 29, 2012. We did not repurchase any shares under our Board approved share repurchase program during the fiscal year ended December 31, 2011. As of December 29, 2012, the remaining authorization under our Board approved share repurchase program was $176.7 million. There is no expiration date governing the period over which we can repurchase shares.

On April 23, 2012, we entered into an Amendment to our $20.0 million Credit Agreement (the “Amendment”) with Wells Fargo Bank, National Association. The Amendment changes the Credit Agreement from a secured revolving credit facility to an unsecured revolving credit facility and extends the maturity date of the credit facility from July 1, 2012 to April 23, 2015. The amended credit facility contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval. The Amendment also decreases the amount of commitment fees, lowers the rate at which interest accrues and increases the financial flexibility with regard to our financial covenants. As of December 29, 2012 we were in compliance with all financial covenants.

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

Our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth. The $177.8 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion and strategic initiatives for the foreseeable future.

We have an agreement with GE Capital Retail Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash requirement. As of December 29, 2012 we were in compliance with all financial covenants.

Under the terms of the GE Agreement, GE Capital Retail Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Off-Balance-Sheet Arrangements and Contractual Obligations

As of December 29, 2012, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at December 29, 2012. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 6, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Index

Contractual Obligations

The following table presents information regarding our contractual obligations by fiscal year (in thousands):

	Payments Due by Period(1)
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating leases(2)	$161,190	$37,322	$56,950	$37,782	$29,136
Capital leases	115	112	3	—	—
Purchase commitments	4,023	4,023	—	—	—
Total	$165,328	$41,457	$56,953	$37,782	$29,136

(1) Our unrecognized tax benefits, including interest and penalties, of $0.2 million have not been included in the Contractual Obligations table as we are not able to determine a reasonable estimate of timing of the cash settlement with the respective taxing authorities.
(2) At December 29, 2012, we had entered into 26 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to ten years, which if consummated based on current cost estimates, would approximate $17.2 million over the initial lease term.

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

Our critical accounting policies and estimates relate to asset impairment charges, stock-based compensation, warranty liabilities and revenue recognition.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Asset Impairment Charges
Long-lived assets other than goodwill and other intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated undiscounted cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. We generally estimate fair value of long-lived assets, including our retail stores, using the income approach, which we base on estimated future cash flows (discounted and with interest charges). The inputs used to determine fair value relate primarily to future assumptions regarding sales volumes, gross profit rates, retail store operating expenses and applicable probability weightings regarding future alternative uses. These inputs are categorized as Level 3 inputs under the fair value measurements guidance. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated fair value plus net proceeds expected from disposition of the asset (if any). When we recognize an impairment loss, the carrying amount of the asset is permanently reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques.

Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. We review retail store assets for potential impairment based on historical cash flows, lease termination provisions and expected future retail store operating results.

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

As of December 29, 2012, all retail stores had sufficient projected future cash flows to support the carrying value of their long-lived assets.

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

Asset impairment charges totaled $0.1 million, $0.1 million and $0.3 million for 2012, 2011 and 2010, respectively.

Index

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

We determine the fair value of our nonqualified stock option awards and the resulting compensation expense at the date of grant using the Black-Scholes-Merton option-pricing model. The most significant inputs into the Black-Scholes-Merton model are exercise price, our estimate of expected stock price volatility and the expected term of the options.

We determine the fair value of our performance-based stock awards at the date of grant based on the closing market price of our stock. However, the final number of shares earned and the related compensation expense is adjusted up or down to the extent the performance target is met as of the last day of the performance period. The actual number of shares that will ultimately vest ranges from 0% to 150% of the targeted amount. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance stock awards granted in 2012, the performance target is actual market share growth and the performance period is from January 2012 through December 2014. For performance stock awards granted in 2011, the performance targets are actual market share growth and free cash flow and the performance period is from January 2011 through December 2013. For performance stock awards granted in 2010, the performance targets were net sales and net operating profit and the performance period was from January 2010 through December 2010. The actual number of shares that ultimately vested for the 2010 performance stock awards was 150% of the targeted amount.

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

Performance-based stock awards require management to make assumptions regarding the likelihood of achieving performance targets.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

In addition, if actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Finally, if the actual forfeiture rates, or the actual achievement of performance targets, are not consistent with the assumptions used, we could experience future earnings adjustments.

A 10% change in our stock-based compensation expense for the year ended December 29, 2012, would have affected net income by approximately $673,000 in 2012.

Warranty Liabilities
The estimated cost to service warranty and customer service claims is included in cost of sales. This estimate is based on historical trends and warranty claim rates.

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

We have not made any material changes in our warranty liability assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our warranty liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

 A10% change in our warranty liability at December 29, 2012, would have affected net income by approximately $317,000 in 2012.

Index

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

Our estimates of sales returns contain uncertainties as actual returns may vary from expected rates, resulting in adjustments to net sales in future periods. These adjustments could have an adverse effect on future results of operations.

We have not made any material changes in the accounting methodology used to establish our sales returns allowance during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our sales returns allowance. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to additional losses or gains in future periods. A 10% change in our sales returns allowance at December 29, 2012 would have affected net income by approximately $348,000 in 2012.

Recent Accounting Pronouncements

None currently applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of December 29, 2012 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of December 29, 2012, we had no borrowings under our revolving credit facility.

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Select Comfort Corporation
Minneapolis, MN

We have audited the internal control over financial reporting of Select Comfort Corporation and subsidiaries (the "Company") as of December 29, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 29, 2012 of the Company and our report dated February 21, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 21, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Select Comfort Corporation
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Select Comfort Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 21, 2013

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 29, 2012 and December 31, 2011
(in thousands, except per share amounts)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$87,915	$116,255
Marketable debt securities – current	51,264	20,020
Accounts receivable, net of allowance for doubtful accounts of $348 and $397, respectively	16,613	13,844
Inventories	35,564	24,851
Prepaid expenses	4,299	5,778
Deferred income taxes	5,401	4,443
Other current assets	9,522	6,004
Total current assets	210,578	191,195

Non-current assets:
Marketable debt securities – non-current	38,642	10,042
Property and equipment, net	79,356	43,850
Deferred income taxes	8,511	12,964
Other assets	4,934	4,606
Total assets	$342,021	$262,657

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$67,703	$50,141
Customer prepayments	15,194	13,529
Compensation and benefits	21,597	29,806
Taxes and withholding	9,282	9,883
Other current liabilities	19,285	15,691
Total current liabilities	133,061	119,050

Non-current liabilities:
Warranty liabilities	1,457	2,714
Other long-term liabilities	13,806	11,502
Total liabilities	148,324	133,266

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 55,903 and 56,397 shares issued and outstanding, respectively	559	564
Additional paid-in capital	33,923	47,701
Retained earnings	159,195	81,101
Accumulated other comprehensive income	20	25
Total shareholders’ equity	193,697	129,391
Total liabilities and shareholders’ equity	$342,021	$262,657

See accompanying notes to consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share amounts)

	2012	2011	2010
Net sales	$934,978	$743,203	$605,676
Cost of sales	338,432	272,858	227,413
Gross profit	596,546	470,345	378,263

Operating expenses:
Sales and marketing	398,205	317,502	269,901
General and administrative	66,617	58,106	53,572
Research and development	6,194	4,175	2,147
CEO transition costs	5,595	—	—
Asset impairment charges	148	109	260
Total operating expenses	476,759	379,892	325,880
Operating income	119,787	90,453	52,383
Other income (expense), net	218	(33)	(1,893)
Income before income taxes	120,005	90,420	50,490
Income tax expense	41,911	29,942	18,922
Net income	$78,094	$60,478	$31,568

Basic net income per share:
Net income per share – basic	$1.41	$1.10	$0.58
Weighted-average shares – basic	55,516	55,081	54,005
Diluted net income per share:
Net income per share – diluted	$1.37	$1.07	$0.57
Weighted-average shares – diluted	57,076	56,432	55,264

See accompanying notes to consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands)

	2012	2011	2010
Net income	$78,094	$60,478	31,568
Other comprehensive (loss) income – unrealized (loss) gain on available-for-sale marketable debt securities, net of income tax	(5)	25	—
Comprehensive income	$78,089	$60,503	31,568

See accompanying notes to consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years ended December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 2, 2010	54,310	$543	$32,860	$(10,945)	$—	$22,458
Net income	—	—	—	31,568	—	31,568
Exercise of common stock options	958	10	1,004	—	—	1,014
Tax effect from stock-based compensation	—	—	366	—	—	366
Stock-based compensation	353	4	3,958	—	—	3,962
Repurchases of common stock	(166)	(2)	(1,389)	—	—	(1,391)
Balance at January 1, 2011	55,455	$555	$36,799	$20,623	$—	$57,977
Comprehensive income:
Net income	—	—	—	60,478	—	60,478
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	25	25
Total comprehensive income						60,503

Exercise of common stock options	725	7	4,349	—	—	4,356
Tax effect from stock-based compensation	—	—	1,865	—	—	1,865
Stock-based compensation	204	2	4,969	—	—	4,971
Repurchases of common stock	(30)	—	(371)	—	—	(371)
Other	43	—	90	—	—	90
Balance at December 31, 2011	56,397	$564	$47,701	$81,101	$25	$129,391
Comprehensive income:
Net income	—	—	—	78,094	—	78,094
Unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	(5)	(5)
Total comprehensive income						78,089

Exercise of common stock options	659	7	5,131	—	—	5,138
Tax effect from stock-based compensation	—	—	5,665	—	—	5,665
Stock-based compensation	170	1	10,305	—	—	10,306
Repurchases of common stock	(1,323)	(13)	(34,879)	—	—	(34,892)
Balance at December 29, 2012	55,903	$559	$33,923	$159,195	$20	$193,697

See accompanying notes to consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$78,094	$60,478	$31,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,401	13,543	14,626
Stock-based compensation	10,306	4,971	3,962
Net loss on disposals and impairments of assets	115	98	251
Excess tax benefits from stock-based compensation	(6,446)	(2,190)	(1,358)
Deferred income taxes	3,499	2,839	2,352
Changes in operating assets and liabilities:
Accounts receivable	(2,705)	(3,935)	718
Inventories	(10,713)	(5,204)	(4,001)
Income taxes	4,299	4,445	6,647
Prepaid expenses and other assets	(2,382)	(1,976)	1,579
Accounts payable	7,114	6,913	3,995
Customer prepayments	1,665	585	1,707
Accrued compensation and benefits	(8,108)	5,167	11,471
Other taxes and withholding	765	1,944	53
Warranty liabilities	(1,454)	566	(1,398)
Other accruals and liabilities	6,176	2,802	(765)
Net cash provided by operating activities	100,626	91,046	71,407

Cash flows from investing activities:
Purchases of property and equipment	(51,593)	(23,527)	(7,349)
Investments in marketable debt securities	(86,803)	(40,021)	—
Proceeds from maturities of marketable debt securities	26,249	10,000	—
Proceeds from sales of property and equipment	45	11	10
Increase in restricted cash	—	(2,650)	—
Net cash used in investing activities	(112,102)	(56,187)	(7,339)

Cash flows from financing activities:
Repurchases of common stock	(34,892)	(371)	(1,391)
Excess tax benefits from stock-based compensation	6,446	2,190	1,358
Net increase (decrease) in short-term borrowings	6,494	(795)	(1,074)
Proceeds from issuance of common stock	5,138	4,356	1,014
Debt issuance costs	(50)	—	(143)
Net cash (used in) provided by financing activities	(16,864)	5,380	(236)

Net (decrease) increase in cash and cash equivalents	(28,340)	40,239	63,832
Cash and cash equivalents, at beginning of period	116,255	76,016	12,184
Cash and cash equivalents, at end of period	$87,915	$116,255	$76,016

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$34,181	$23,778	$9,732
Interest paid	$81	$113	$44
Capital lease obligations incurred	$—	$83	$466
Purchases of property and equipment included in accounts payable	$3,817	$1,486	$965

See accompanying notes to consolidated financial statements.

Index

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

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends are as follows: fiscal 2012 ended December 29, 2012; fiscal 2011 ended December 31, 2011; and fiscal 2010 ended January 1, 2011. Fiscal years 2012, 2011 and 2010 each had 52 weeks.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods. Our critical accounting policies consist of asset impairment charges, stock-based compensation, warranty liabilities and revenue recognition.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in our consolidated balance sheets and in net increase (decrease) in short-term borrowings in the financing activities section of our consolidated statements of cash flows. Book overdrafts totaled $13.5 million and $6.9 million at December 29, 2012, and December 31, 2011, respectively.

Marketable Debt Securities

Our investment portfolio is currently comprised of U.S. government and agency securities, corporate debt securities and municipal bonds. The value of these securities is subject to market and credit volatility during the period these investments are held. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments with original maturities of greater than three months but current maturities of less than one year are recorded as marketable debt securities – current. Our investments with current maturities of more than one year are recorded as marketable debt securities – non-current. Unrealized gains and losses, net of income tax, are reported as a component of accumulated other comprehensive income in our consolidated balance sheets. Other-than-temporary declines in market value, if any, from original cost are charged to other income (expense), net in the consolidated statements of operations in the period in which the loss occurs, and a new cost basis for the security is established. In determining whether an other-than-temporary decline in the market value has occurred, we consider the duration and extent that the fair value of the investment is below its cost. There were no other-than-temporary declines in market value during 2012.

Realized gains and losses, if any, are calculated on the specific identification method and are measured and reclassified from accumulated other comprehensive income in our consolidated balance sheets to other income (expense), net in our consolidated statements of operations.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

See Note 2, Fair Value Measurements, for more information on our fair value measurements.

Concentration of Credit Risk

Our investment policy’s primary focus is to preserve principal and maintain adequate liquidity. Our investment policy addresses the concentration of credit risk by limiting the concentration in certain investment types. Our exposure to a concentration of credit risk consist primarily of cash, cash equivalents and investments. We place our cash with high-credit quality financial institutions. We currently hold investments in U.S. government and agency securities, corporate debt securities and municipal bonds. We believe no significant concentration of credit risk exists with respect to our cash, cash equivalents and investments.

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

Property under capital lease is comprised of computer equipment and computer software used in our retail operations and corporate support areas.

Estimated useful lives of our property and equipment by major asset category are as follows:

Leasehold improvements	5 to 10 years
Furniture and equipment	5 to 7 years
Production machinery, computer equipment and software	3 to 7 years
Property under capital lease	3 to 4 years

Other Assets

Other assets include deposits, patents, trademarks and goodwill. Patents and trademarks are amortized using the straight-line method over periods ranging from 10 to 17 years. The carrying value of goodwill at both December 29, 2012, and December 31, 2011, was $2.9 million.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Asset Impairment Charges

We review our long-lived assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated fair value plus net proceeds expected from disposition of the asset (if any). When we recognize an impairment loss, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. We review retail store assets for potential impairment based on historical cash flows, lease termination provisions and expected future retail store operating results.

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

Our test for goodwill impairment is performed at least annually or when there are any indicators of impairment. The FASB's guidance allows us to perform either a quantitative assessment or a qualitative assessment before calculating the fair value of a reporting unit. We have elected to perform the quantitative assessment. The quantitative goodwill impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. Based on our 2012 quantitative assessment, we determined there was no impairment.

Warranty Liabilities

We provide a 20-year limited warranty on our beds. The customer participates over the last 18 years of the warranty period by paying a portion of the retail value of replacement parts. The estimated warranty costs, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred by us and are adjusted for any current trends as appropriate. Actual warranty claim costs could differ from these estimates. We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2012	2011	2010
Balance at beginning of period	$6,310	$5,744	$7,143
Additions charged to costs and expenses for current-year sales	4,114	4,232	3,630
Deductions from reserves	(5,094)	(4,750)	(4,318)
Changes in liability for pre-existing warranties during the current year, including expirations(1)	(472)	1,084	(711)
Balance at end of period	$4,858	$6,310	$5,744

(1)	Includes $1.6 million increase for customer-service reserves during 2011.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and unobservable inputs as follows:

•	Level 1 – observable inputs such as quoted prices in active markets;

•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly including:
◦Quoted prices for similar assets or liabilities in active markets;
◦Quoted prices for identical or similar assets in nonactive markets;
◦Inputs other than quoted prices that are observable for the asset or liability;
◦Inputs that are derived principally from or corroborated by other observable market data; and

•	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We generally estimate fair value of long-lived assets, including our retail stores, using the income approach, which we base on estimated future cash flows (discounted and with interest charges). The inputs used to determine fair value relate primarily to future assumptions regarding sales volumes, gross profit rates, retail store operating expenses and applicable probability weightings regarding future alternative uses. These inputs are categorized as Level 3 inputs under the fair value measurements guidance. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

Our projected fair value calculations reflect recent consumer spending trends and assume no significant change in the macroeconomic environment for the foreseeable future. Our fair value calculations reflect the ongoing availability of consumer credit and our ability to provide cost-effective consumer credit options.

Revenue Recognition

Revenue is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes. Amounts billed to customers for delivery and setup are included in net sales. Revenue is reported net of estimated sales returns and excludes sales taxes.

We accept sales returns after a 30-night trial period. The accrued sales returns estimate is based on historical return rates and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Cost of Sales, Sales and Marketing, General and Administrative (“G&A”) and Research & Development (“R&D”) Expenses

The following tables summarize the primary costs classified in each major expense category (the classification of which may vary within our industry):

Cost of Sales	Sales & Marketing
•  Costs associated with purchasing, manufacturing, shipping, handling and delivering our products to our retail stores and customers;
•  Physical inventory losses, scrap and obsolescence;
•  Related occupancy and depreciation expenses;
•  Costs associated with returns and exchanges; and
•  Estimated costs to service warranty claims of customers.

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

Operating Leases

We rent our retail, office and manufacturing space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and certain building operating expenses. In addition, our mall-based retail store leases may require payment of contingent rents based upon sales levels.

Rent expense is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in other current liabilities or other long-term liabilities, as appropriate. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. At December 29, 2012, and December 31, 2011, deferred rent included in other current liabilities in our consolidated balance sheets was $1.1 million and $1.3 million, respectively, and deferred rent included in other long-term liabilities in our consolidated balance sheets was $4.6 million and $3.7 million, respectively.

Leasehold improvements that are funded by landlord incentives or allowances under an operating lease are recorded as deferred lease incentives, in other current liabilities or other long-term liabilities, as appropriate and amortized as reductions to rent expense over the lease term. At December 29, 2012, and December 31, 2011, deferred lease incentives included in other current liabilities in our consolidated balance sheets were $1.5 million and $1.2 million, respectively, and deferred lease incentives included in other long-term liabilities in our consolidated balance sheets were $5.0 million and $3.7 million, respectively.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Pre-Opening Costs

Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.

Advertising Costs

We incur advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $126.9 million, $91.6 million and $70.2 million in 2012, 2011 and 2010, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheets were $0.3 million and $2.2 million as of December 29, 2012, and December 31, 2011, respectively.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $4.6 million and $4.3 million at December 29, 2012, and December 31, 2011, respectively. At December 29, 2012, and December 31, 2011, $2.3 million and $2.0 million, respectively, were included in compensation and benefits and $2.3 million and $2.3 million, respectively, were included in other long-term liabilities in our consolidated balance sheets. At December 29, 2012, we had a restricted deposit of $2.7 million with our insurer that serves as collateral for our workers’ compensation insurance obligations and was included in other current assets in our consolidated balance sheets.

Stock-Based Compensation

We record stock-based compensation expense based on the award’s fair value at the grant-date and the awards that are expected to vest. We recognize stock-based compensation expense over the period during which an employee is required to provide services in exchange for the award. We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options and resulting compensation expense. The most significant inputs into the Black-Scholes-Merton option-pricing model are exercise price, our estimate of expected stock price volatility and the weighted-average expected life of the options. We reduce compensation expense by estimated forfeitures. We include as part of cash flows from financing activities the benefit of tax deductions in excess of recognized stock-based compensation expense.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

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

We classify net interest and penalties on tax uncertainties as a component of income tax expense in our consolidated statements of operations.

Net Income Per Share

We calculated basic net income per share by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. We calculated diluted net income per share based on the weighted-average number of common shares outstanding adjusted by the number of potentially dilutive common shares as determined by the treasury stock method. Potentially dilutive shares consisted of stock options and restricted stock.

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

Subsequent Events

Events that have occurred subsequent to December 29, 2012 have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events, other than those discussed in Note 13, Subsequent Events, that occurred during such period that would require recognition or disclosure in the consolidated financial statements as of or for the period ended December 29, 2012.

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

Our financial assets are valued using market prices based on either active markets (Level 1 measurements) or less active markets (Level 2 measurements).

Our Level 1 securities include U.S. Treasury securities as they trade with sufficient frequency and volume to enable us to obtain pricing information on a consistent basis. Our Level 2 securities include U.S. Agency bonds, corporate bonds and municipal bonds whose value is determined by a third-party pricing service using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves and benchmark securities.

We did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at December 29, 2012, and December 31, 2011, according to the valuation techniques we used to determine their fair value (in thousands):

	December 29, 2012
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,538	$—	$—	$17,538
Corporate bonds	—	21,549	—	21,549
U.S. Agency bonds	—	7,586	—	7,586
Municipal bonds	—	4,591	—	4,591
	17,538	33,726	—	51,264
Marketable debt securities – non-current
U.S. Treasury securities	15,004	—	—	15,004
Corporate bonds	—	10,359	—	10,359
U.S. Agency bonds	—	10,056	—	10,056
Municipal bonds	—	3,223	—	3,223
	15,004	23,638	—	38,642
	$32,542	$57,364	$—	$89,906

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$20,020	$—	$—	$20,020

Marketable debt securities – non-current
U.S. Treasury securities	10,042	—	—	10,042
	$30,062	$—	$—	$30,062

At December 29, 2012, and December 31, 2011, we had $1.6 million and $1.3 million, respectively, of debt and equity securities that fund our deferred compensation plan. We also had corresponding deferred compensation plan liabilities of $1.6 million and $1.3 million at December 29, 2012, and December 31, 2011, respectively, which are included in other long-term liabilities. A significant portion of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation liabilities.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(3) Marketable Debt Securities

Investments of marketable debt securities were comprised of the following (in thousands):

	December 29, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$32,518	$24	$—	$32,542
Corporate bonds	31,929	2	(23)	31,908
U.S. Agency bonds	17,632	11	(1)	17,642
Municipal bonds	7,794	20	—	7,814
	$89,873	$57	$(24)	$89,906

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$30,021	$41	$—	$30,062

Maturities of marketable debt securities were as follows (in thousands):

	December 29, 2012		December 31, 2011
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
Marketable debt securities – current (due in less than one year)	$51,238	$51,264	$20,004	$20,020
Marketable debt securities – non-current (due in one to two years)	38,635	38,642	10,017	10,042
	$89,873	$89,906	$30,021	$30,062

 (1) See Note 2 for discussion of fair value measurements.

During 2012, $26.0 million of marketable debt securities matured and were redeemed at face value. During 2012, there were no other-than-temporary declines in market value.

(4) Inventories

Inventories consisted of the following (in thousands):

	December 29, 2012	December 31, 2011
Raw materials	$5,089	$4,834
Work in progress	236	96
Finished goods	30,239	19,921
	$35,564	$24,851

Our finished goods inventory, as of December 29, 2012, was comprised of $12.6 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $10.8 million of finished components that were ready for assembly for the completion of beds, and $6.8 million of retail accessories.

Our finished goods inventory, as of December 31, 2011, was comprised of $6.5 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $8.6 million of finished components that were ready for assembly for the completion of beds, and $4.8 million of retail accessories.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(5) Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 29, 2012	December 31, 2011
Land	$1,999	$1,999
Leasehold improvements	78,764	75,408
Furniture and equipment	26,957	13,645
Production machinery, computer equipment and software	89,183	78,082
Property under capital lease	1,672	1,672
Construction in progress	12,838	5,050
Less: Accumulated depreciation and amortization	(132,057)	(132,006)
	$79,356	$43,850

During 2012, 2011 and 2010, we recorded asset impairment charges of $0.1 million, $0.1 million and $0.3 million, respectively. The impairment charges in 2012 were primarily related to computer software and certain retail store assets. The impairment charges in 2011 were primarily related to production machinery, computer equipment and certain retail store assets. The impairment charges in 2010 were primarily related to underperforming retail stores’ assets.

(6) Leases

Operating Leases

Rent expense was as follows (in thousands):

Facility Rents:	2012	2011	2010
Minimum rents	$36,104	$32,928	$33,195
Contingent rents	9,813	6,480	3,074
Total	$45,917	$39,408	$36,269

Equipment Rents	$2,627	$2,469	$2,259

The aggregate minimum rental commitments under operating leases and future maturities of capital leases for subsequent years are as follows (in thousands):

	Operating	Capital
2013	$37,322	$112
2014	31,726	3
2015	25,224	—
2016	21,456	—
2017	16,326	—
Thereafter	29,136	—
Total future minimum lease payments	$161,190	115
Less: amount representing interest		(3)
Present value of future minimum lease payments		$112

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(7) Debt

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

At both December 29, 2012, and December 31, 2011, $20.0 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. We had no outstanding letters of credit as of December 29, 2012 or December 31, 2011.

(8) Shareholders’ Equity

Stock-Based Compensation Plans

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board of Directors (“Board”). At December 29, 2012, a total of 1,130,000 shares were available for future grant under the 2010 stock plan.

Total stock-based compensation expense for 2012, 2011 and 2010, was as follows (in thousands):

	2012	2011	2010
Stock options	$3,688	$2,721	$2,491
Stock awards	6,618	2,250	1,471
Total stock-based compensation expense(1)	10,306	4,971	3,962
Income tax benefit	3,576	1,710	1,379
Total stock-based compensation expense, net of tax	$6,730	$3,261	$2,583
(1) Includes $5.6 million of CEO transition costs.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Stock Options

Stock option awards are granted at exercise prices equal to the closing price of our stock on the grant-date. Generally, options vest proportionally over periods of two to four years from the grant-date and expire after ten years. Compensation expense is recognized ratably over the vesting period.

A summary of our stock option activity for the year ended December 29, 2012 was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	3,305	$13.36	5.4	$29,907
Granted	267	28.32
Exercised	(679)	8.32
Canceled/Forfeited	(4)	22.32
Outstanding at December 29, 2012	2,889	$15.92	5.0	$26,109

Exercisable at December 29, 2012	2,250	$15.86	4.2	$19,917

Vested and expected to vest at December 29, 2012	2,830	$15.93	5.0	$25,496

(1)	Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

Other information pertaining to options for the years ended December 29, 2012; December 31, 2011; and January 1, 2011; is as follows (in thousands, except per share amounts):

	2012	2011	2010
Weighted-average grant date fair value of stock options granted	$14.28	$10.91	$6.18
Total intrinsic value (at exercise) of stock options exercised	$12,724	$8,295	$5,860

Cash received from the exercise of stock options for the fiscal year ended December 29, 2012 was $5.1 million. Our tax benefit related to the exercise of stock options for the fiscal year ended December 29, 2012 was $4.9 million.

At December 29, 2012, there was $4.3 million of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 2.6 years.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The assumptions used to calculate the fair value of awards granted during 2012, 2011 and 2010 using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2012	2011	2010
Expected dividend yield	0%	0%	0%
Expected volatility	63%	78%	78%
Risk-free interest rate	1.1%	1.9%	2.0%
Expected term (in years)	5.6	5.0	4.9

Stock Awards

We issue stock awards to certain employees in conjunction with our stock-based compensation plan. The stock awards generally cliff-vest from two to four years based on continued employment (“time based”). Compensation expense related to stock awards is determined on the grant-date based on the publicly quoted fair market value of our common stock and is charged to earnings on a straight-line basis over the vesting period. Performance stock awards are time based, however, the final number of shares earned and the related compensation expense is adjusted up or down to the extent the performance target is met as of the last day of the performance period. The actual number of shares that will ultimately vest ranges from 0% to 150% of the targeted amount. For performance stock awards granted in 2012, the performance target is actual market share growth and the performance period is from January 2012 through December 2014. For performance stock awards granted in 2011, the performance targets are actual market share growth and free cash flow, and the performance period is from January 2011 through December 2013. For performance stock awards granted in 2010, the performance targets were net sales and net operating profit and the performance period was from January 2010 through December 2010. The actual number of shares that ultimately vested for the 2010 performance stock awards was 150% of the targeted amount. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets.

Stock award and performance stock award activity was as follows for the year ended December 29, 2012 (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	391	$9.06	726	$7.65
Granted	58	28.65	125	28.34
Vested	(190)	12.73	(291)	6.70
Canceled/Forfeited	(4)	8.74	(6)	14.55
Outstanding at December 29, 2012	255	$13.62	554	$11.47

At December 29, 2012, there was $5.1 million of unrecognized compensation expense related to non-vested stock awards, which is expected to be recognized over a weighted-average period of 2.6 years.

Repurchases of Common Stock

Repurchases of our common stock for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 were as follows (in thousands):

	2012	2011	2010
Amount repurchased under Board approved share repurchase program	$30,023	$—	$—
Amount repurchased in connection with the vesting of employee restricted stock grants	4,869	371	1,391
Total amount repurchased	$34,892	$371	$1,391

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

As of December 29, 2012, the remaining authorization under our Board approved share repurchase program was $176.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

CEO Transition Costs

In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments (through 2014) based on free cash flow and actual market share growth versus performance targets. During 2012, we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications.

Dividends

We are not restricted from paying cash dividends under our credit agreement other than customary legal and contractual restrictions. However, we have not historically paid, and have no current plans to pay, cash dividends on our common stock.

Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	2012	2011	2010
Net income	$78,094	$60,478	$31,568

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	55,516	55,081	54,005
Effect of dilutive securities:
Options	1,059	821	817
Restricted shares	501	530	442
Diluted weighted-average shares outstanding	57,076	56,432	55,264

Net income per share – basic	$1.41	$1.10	$0.58
Net income per share – diluted	$1.37	$1.07	$0.57

Additional potential dilutive stock options totaling 272,000, 1,537,000 and 2,486,000 for 2012, 2011 and 2010, respectively, have been excluded from our diluted net income per share calculations because these securities’ exercise prices were greater than the average market price of our common stock.

(9) Other Income (Expense), Net

Other income (expense), net, consisted of the following (in thousands):

	2012	2011	2010
Interest expense	$(92)	$(188)	$(838)
Interest income	310	155	59
Write-off unamortized debt cost	—	—	(1,114)
Other income (expense), net	$218	$(33)	$(1,893)

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(10) Income Taxes

Income tax expense consisted of the following (in thousands):

Current:	2012	2011	2010
Federal	$34,993	$23,481	$15,812
State	3,419	3,622	758
	38,412	27,103	16,570
Deferred:
Federal	2,176	2,434	564
State	1,323	405	1,788
	3,499	2,839	2,352
Income tax expense	$41,911	$29,942	$18,922

The following table provides a reconciliation between the statutory federal income tax rate and our effective income tax rate:

	2012	2011	2010
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	3.2	2.9
Manufacturing deduction	(3.1)	(2.9)	(2.7)
Changes in unrecognized tax benefits	(0.2)	(0.8)	1.8
Other	0.3	(1.4)	0.5
Effective income tax rate	34.9%	33.1%	37.5%

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2009 or state income tax examinations prior to 2008.

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

Deferred tax assets:	2012	2011
Current:
Compensation and benefits	$1,448	$1,175
Warranty and returns liabilities	3,040	2,492
Deferred rent and lease incentives	867	862
Other	246	107
Long-term:
Property and equipment	—	1,119
Stock-based compensation	8,061	6,380
Deferred rent and lease incentives	3,237	2,411
Warranty liability	563	1,047
Net operating loss and capital loss carryforwards	1,339	2,090
Other	459	417
Total gross deferred tax assets	19,260	18,100
Valuation allowance	(647)	(693)
Total deferred tax assets after valuation allowance	18,613	17,407
Deferred tax liabilities:
Long-term:
Property and equipment	4,701	—
Total gross deferred tax liabilities	4,701	—
Net deferred tax assets	$13,912	$17,407

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

At December 29, 2012, we had net operating loss carryforwards for state income tax purposes of $15.8 million which will expire between 2013 and 2032.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, we assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2012, 2011 and 2010 was as follows (in thousands):

	Federal and State Tax
	2012	2011	2010
Beginning balance	$425	$1,354	$1,375
Increases related to prior-year tax positions	—	355	621
Decreases related to prior-year tax positions	(230)	—	(572)
Settlements with taxing authorities	—	(1,506)	(138)
Lapse of statute of limitations	—	(70)	—
Increases related to current-year tax positions	18	292	68
Ending balance	$213	$425	$1,354

We classify net interest and penalties (not included in the “Federal and State Tax” above) as components of income tax expense. In 2012, 2011 and 2010, we included $20 thousand, $(0.2) million and $0.2 million, respectively, of net penalties and interest in income tax expense. At December 29, 2012, and December 31, 2011, we had accrued interest and penalties of $0.1 million and $0.1 million, respectively.

At December 29, 2012, and December 31, 2011, the total amounts of unrecognized tax benefits for uncertain tax positions that if recognized, would impact the effective tax rate were $0.2 million and $0.5 million, respectively. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.

(11) Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2012, 2011 and 2010, our contributions, net of forfeitures, were $2.5 million, $1.8 million and $1.0 million, respectively.

(12) Commitments and Contingencies

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

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

Commitments

As of December 29, 2012, we had $4.0 million of inventory purchase commitments with our suppliers as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not currently expect any payments under these provisions. At December 29, 2012, we had entered into 26 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to ten years, which if consummated based on current cost estimates, would approximate $17.2 million over the initial lease term. The minimum rentals for these lease commitments have been included in the future minimum lease payments in Note 6, Leases.

(13) Subsequent Events

On January 17, 2013, we completed the purchase of the business and assets of Comfortaire Corporation, a manufacturer and marketer of adjustable air-supported sleep systems, for $15.5 million. Comfortaire Corporation was a privately held company with 2012 net sales of $10.5 million.

(14) Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of our quarterly results for 2012 and 2011. Figures are in thousands except earnings per share amounts. Amounts may not add due to rounding differences.

2012	First	Second	Third	Fourth	Fiscal Year
Net sales	$262,383	$205,219	$246,817	$220,559	$934,978
Gross profit	164,299	131,571	160,729	139,947	596,546
Operating income	34,296	25,852	40,225	19,414	119,787
Net income	22,417	16,973	26,209	12,495	78,094
Net income per share – diluted	0.39	0.30	0.46	0.22	1.37

2011	First	Second	Third	Fourth	Fiscal Year
Net sales	$193,068	$161,462	$199,600	$189,073	$743,203
Gross profit	123,101	102,504	125,762	118,978	470,345
Operating income	26,398	17,626	26,459	19,970	90,453
Net income	16,583	11,289	17,236	15,370	60,478
Net income per share – diluted	0.30	0.20	0.31	0.27	1.07

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

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 29, 2012. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Index

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct applicable to our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). The Code of Business Conduct is available on the Investor Relations section of our website at www.SleepNumber.com. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer and controller, we intend to disclose the same on our website at www.SleepNumber.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 29, 2012:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,889,000	$15.92	1,130,000
Equity compensation plans not approved by security holders	None	Not applicable	None
Total	2,889,000	$15.92	1,130,000

(1)	Includes the Select Comfort Corporation 1997 Stock Incentive Plan, the Select Comfort Corporation 2004 Stock Incentive Plan and the Select Comfort Corporation 2010 Omnibus Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance” in our Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Index

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

We will furnish a copy of the exhibits referred to above at a reasonable cost to any shareholder upon receipt of a written request. Requests should be sent to: Select Comfort Corporation, Investor Relations Department, 9800 59th Avenue North, Minneapolis, MN 55442.

Index

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

8.	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the 2004 Stock Incentive Plan

9.	Select Comfort Corporation 2010 Omnibus Incentive Plan

10.	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan

11.	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan

12.	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan

13.	Select Comfort Profit Sharing and 401(K) Plan – 2007 Restatement

14.	Select Comfort Executive Investment Plan – July 1, 2012 Restatement

15.	Employment Letter from the Company to William R. McLaughlin dated March 3, 2000

16.	Employment Letter from the Company to William R. McLaughlin dated March 2, 2006

17.	Letter Agreement between William R. McLaughlin and Select Comfort Corporation dated as of February 21, 2008

18.	Amended and Restated Non-Statutory Stock Option Agreement between Select Comfort Corporation and William R. McLaughlin dated as of April 22, 2008

19.	Employment Letter from the Company to Shelly R. Ibach dated February 9, 2007

20.	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005

21.	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005

22.	Employment Letter from the Company to Mark A. Kimball dated April 22, 1999

23.	Summary of Executive Health Program

24.	Summary of Executive Tax and Financial Planning Program

25.	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan

26.	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan

27.	Summary of Non-Employee Director Compensation

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	February 21, 2013	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Wendy L. Schoppert
Wendy L. Schoppert
Chief Financial Officer
(principal financial officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

Index

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Shelly R. Ibach, Wendy L. Schoppert and Mark A. Kimball, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date or dates indicated.

Name	Title	Date

/s/ Jean-Michel Valette	Chairman of the Board	February 20, 2013
Jean-Michel Valette

/s/ Shelly R. Ibach	Director	February 20, 2013
Shelly R. Ibach

/s/ Stephen L. Gulis, Jr.	Director	February 19, 2013
Stephen L. Gulis, Jr.

/s/ Michael J. Harrison	Director	February 19, 2013
Michael J. Harrison

/s/ David T. Kollat	Director	February 19, 2013
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 20, 2013
Brenda J. Lauderback

Kathleen L. Nedorostek	Director	February 20, 2013
Kathleen L. Nedorostek

/s/ Michael A. Peel	Director	February 19, 2013
Michael A. Peel

/s/ Ervin R. Shames	Director	February 19, 2013
Ervin R. Shames

Index

SELECT COMFORT CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 29, 2012

Exhibit No.	Description	Method of Filing

3.1	Third Restated Articles of Incorporation of the Company, as amended	Incorporated by reference to Exhibit 3.1 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

3.2	Articles of Amendment to Third Restated Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 contained in Select Comfort's Current Report on Form 8-K filed May 16, 2006 (File No. 0-25121)

3.3	Articles of Amendment to Third Restated Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 contained in Select Comfort's Current Report on Form 8-K filed May 25, 2010 (File No. 0-25121)

3.4	Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 contained in Select Comfort's Current Report on Form 8-K filed December 20, 2010 (File No. 0-25121)

10.1	Net Lease Agreement dated December 3, 1993 between the Company and Opus Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.2	Amendment of Lease dated August 10, 1994 between the Company and Opus Corporation	Incorporated by reference to Exhibit 10.2 contained in the Select Comfort's Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.3	Second Amendment to Lease dated May 10, 1995 between the Company and Rushmore Plaza Partners Limited Partnership (successor to Opus Corporation)	Incorporated by reference to Exhibit 10.3 contained in Select Comfort's Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.4	Letter Agreement dated as of October 5, 1995 between the Company and Rushmore Plaza Partners Limited Partnership	Incorporated by reference to Exhibit 10.4 contained in Select Comfort's Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.5
Third Amendment of Lease, Assignment and Assumption of Lease and Consent dated as of January 1, 1996 among the Company, Rushmore Plaza Partners Limited Partnership and Select Comfort Direct Corporation
Incorporated by reference to Exhibit 10.5 contained in Select Comfort's Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.6 contained in Select Comfort's Annual report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-25121)

10.7	Fifth Amendment to Lease dated August 28, 2006 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-25121)

10.8	Lease Agreement dated as of September 19, 2002 between the Company and Blind John, LLC (as successor to Frastacky (US) Properties Limited Partnership)	Incorporated by reference to Exhibit 10.6 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

Index

Exhibit No.	Description	Method of Filing
10.9	Amendment Three to Lease between Select Comfort Corporation and Blind John, LLC dated February 28, 2012	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed March 2, 2012 (File No. 0-25121)

10.10	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.11	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)

10.12	Select Comfort Corporation 1997 Stock Incentive Plan, as amended and restated	Incorporated by reference to Exhibit 10.8 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25121)

10.13	Form of Incentive Stock Option Agreement under the 1997 Stock Plans	Incorporated by reference to Exhibit 10.16 contained in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.14	Form of Performance Based Stock Option Agreement under the 1997 Stock Plans	Incorporated by reference to Exhibit 10.17 contained in Select Comfort's Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.15	Select Comfort Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)	Incorporated by reference to Exhibit 10.16 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.16	Form of Nonstatutory Stock Option Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.17	Form of Restricted Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.18	Form of Performance Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.19	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.20	Select Comfort Corporation 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed May 25, 2010 (File No. 0-25121)

10.21	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.22	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.23	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

Index

Exhibit No.	Description	Method of Filing

10.24	Select Comfort Profit Sharing and 401(K) Plan - 2007 Restatement	Incorporated by reference to Exhibit 10.22 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.25	Select Comfort Executive Investment Plan (July 1, 2012 Restatement)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed July 2, 2012 (File No. 0-25121)

10.26	Employment Letter from the Company to William R. McLaughlin dated March 3, 2000	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 (File No. 0-25121)

10.27	Employment Letter from the Company to William R. McLaughlin dated March 2, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed March 6, 2006 (File No. 0-25121)

10.28	Letter Agreement between William R. McLaughlin and Select Comfort Corporation dated as of February 21, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed February 27, 2008 (File No. 0-25121)

10.29	Amended and Restated Non-Statutory Stock Option Agreement between Select Comfort Corporation and William R. McLaughlin dated as of April 22, 2008	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed April 24, 2008 (File No. 0-25121)

10.30	Employment Letter from the Company to Shelly R. Ibach dated February 9, 2007	Filed herewith

10.31	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005	Incorporated by reference to Exhibit 10.17 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.32	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005	Incorporated by reference to Exhibit 10.18 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.33	Employment Letter from the Company to Mark A. Kimball dated April 22, 1999	Incorporated by reference to Exhibit 10.25 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

10.34	Summary of Executive Health Program	Incorporated by reference to Exhibit 10.36 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.35	Summary of Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed January 3, 2005 (File No. 0-25121)

10.36	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed August 21, 2008 (File No. 0-25121)

10.37	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.34 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 0-25121).

10.38	Summary of Non-Employee Director Compensation	Filed herewith.

Index

Exhibit No.	Description	Method of Filing

10.39	Supply Agreement dated October 3, 2006 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.39 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.40	Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of December 14, 2005 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed December 20, 2005 (File No. 0-25121)

10.41
First Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of April 23, 2007 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation
Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed April 27, 2007 (File No. 0-25121)

10.42
Second Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of February 1, 2008 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation
Incorporated by reference to Exhibit 10.3 contained in Select Comfort's Current Report on Form 8-K filed February 7, 2008 (File No. 0-25121)

10.43	GE Waiver and Consent dated May 21, 2009	Incorporated by reference to Exhibit 10.6 contained in Select Comfort's Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.44	Credit Agreement, dated March 26, 2010, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed March 29, 2010 (File No. 0-25121)

10.45	Ninth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated June 29, 2011 (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed July 6, 2011 (File No. 0-25121)

10.46	Tenth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated July 18, 2011	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed July 22, 2011 (File No. 0-25121)

10.47	Select Comfort Corporation Non-Employee Director Deferral Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed September 16, 2011 (File No. 0-25121)

10.48	Eleventh Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated June 18, 2012 (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed June 20, 2012 (File No. 0-25121)

10.49	Amendment to Credit Agreement, dated April 23, 2012, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed April 24, 2012 (File No. 0-25121)

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on signature page

Index

Exhibit No.	Description	Method of Filing
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)

101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 29, 2012, filed with the SEC on February 21, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, (v) Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, and (vi) Notes to Consolidated Financial Statements.
Furnished herewith(3)

(1)
Confidential treatment has been requested by the issuer with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

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

(3)
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

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Description	2012	2011	2010
Allowance for doubtful accounts
Balance at beginning of period	$397	$302	$379
Additions charged to costs and expenses	246	275	197
Deductions from reserves	(295)	(180)	(274)
Balance at end of period	$348	$397	$302

Accrued sales return
Balance at beginning of period	$4,402	$2,944	$2,885
Additions charged to costs and expenses	44,284	40,449	29,885
Deductions from reserves	(43,356)	(38,991)	(29,826)
Balance at end of period	$5,330	$4,402	$2,944