Form 10-Q
period 2013-03-30
SELECT COMFORT CORP
filed 2013-04-26
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 30, 2013

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

As of March 30, 2013, 55,650,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) March 30, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$84,815	$87,915
Marketable debt securities – current	57,856	51,264
Accounts receivable, net of allowance for doubtful accounts of $455 and $348, respectively	14,526	16,613
Inventories	30,973	35,564
Prepaid expenses	7,035	4,299
Deferred income taxes	5,403	5,401
Other current assets	8,466	9,522
Total current assets	209,074	210,578

Non-current assets:
Marketable debt securities – non-current	38,700	38,642
Property and equipment, net	91,362	79,356
Goodwill and intangible assets, net	17,552	2,881
Deferred income taxes	7,928	8,511
Other assets	2,973	2,053
Total assets	$367,589	$342,021

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$80,084	$67,703
Customer prepayments	17,489	15,194
Compensation and benefits	11,965	21,597
Taxes and withholding	14,735	9,282
Other current liabilities	17,097	19,285
Total current liabilities	141,370	133,061

Non-current liabilities:
Warranty liabilities	1,641	1,457
Other long-term liabilities	14,209	13,806
Total liabilities	157,220	148,324

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 55,650 and 55,903 shares issued and outstanding, respectively	556	559
Additional paid-in capital	27,134	33,923
Retained earnings	182,666	159,195
Accumulated other comprehensive income	13	20
Total shareholders’ equity	210,369	193,697
Total liabilities and shareholders’ equity	$367,589	$342,021

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$258,237	$262,383
Cost of sales	94,821	98,084
Gross profit	163,416	164,299

Operating expenses:
Sales and marketing	109,813	106,185
General and administrative	16,181	16,929
Research and development	2,556	1,290
CEO transition (benefit) costs	(391)	5,595
Asset impairment charges	30	4
Total operating expenses	128,189	130,003
Operating income	35,227	34,296
Other income, net	91	7
Income before income taxes	35,318	34,303
Income tax expense	11,847	11,886
Net income	$23,471	$22,417

Basic net income per share:
Net income per share – basic	$0.43	$0.40
Weighted-average shares – basic	55,095	55,640
Diluted net income per share:
Net income per share – diluted	$0.42	$0.39
Weighted-average shares – diluted	56,251	57,440

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$23,471	$22,417
Other comprehensive loss – unrealized loss on available-for-sale marketable debt securities, net of income tax	(7)	(12)
Comprehensive income	$23,464	$22,405

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 29, 2012	55,903	$559	$33,923	$159,195	$20	$193,697
Net income	—	—	—	23,471	—	23,471
Other comprehensive loss:
Unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	(7)	(7)
Exercise of common stock options	219	2	2,280	—	—	2,282
Tax effect from stock-based compensation	—	—	638	—	—	638
Stock-based compensation	(7)	—	432	—	—	432
Repurchases of common stock	(465)	(5)	(10,139)	—	—	(10,144)
Balance at March 30, 2013	55,650	$556	$27,134	$182,666	$13	$210,369

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$23,471	$22,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,661	4,245
Stock-based compensation	432	6,964
Net loss on disposals and impairments of assets	27	4
Excess tax benefits from stock-based compensation	(2,401)	(2,372)
Deferred income taxes	585	(2,610)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	2,454	1,390
Inventories	5,269	(33)
Income taxes	7,534	10,388
Prepaid expenses and other assets	(889)	186
Accounts payable	12,955	6,591
Customer prepayments	2,302	6,348
Accrued compensation and benefits	(9,165)	(12,449)
Other taxes and withholding	(1,443)	1,160
Warranty liabilities	(239)	569
Other accruals and liabilities	(2,531)	1,720
Net cash provided by operating activities	45,022	44,518

Cash flows from investing activities:
Acquisition of business	(15,500)	—
Purchases of property and equipment	(14,309)	(9,281)
Investments in marketable debt securities	(12,883)	—
Proceeds from maturities of marketable debt securities	5,898	—
Investment in non-marketable equity securities	(1,500)	—
Proceeds from sales of property and equipment	3	9
Net cash used in investing activities	(38,291)	(9,272)

Cash flows from financing activities:
Repurchases of common stock	(10,144)	(1,214)
Net decrease in short-term borrowings	(4,370)	(3,371)
Excess tax benefits from stock-based compensation	2,401	2,372
Proceeds from issuance of common stock	2,282	1,655
Net cash used in by financing activities	(9,831)	(558)

Net (decrease) increase in cash and cash equivalents	(3,100)	34,688
Cash and cash equivalents, at beginning of period	87,915	116,255
Cash and cash equivalents, at end of period	$84,815	$150,943

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended March 30, 2013 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of March 30, 2013, and December 29, 2012 and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and other recent filings with the SEC.

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

Subsequent Events

Events that have occurred subsequent to March 30, 2013 have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require recognition or disclosure in the consolidated financial statements as of or for the period ended March 30, 2013.

2. Fair Value Measurements

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at March 30, 2013, and December 29, 2012, according to the valuation techniques we used to determine their fair value (in thousands):

	March 30, 2013
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,524	$—	$—	$17,524
Corporate bonds	—	27,745	—	27,745
U.S. Agency bonds	—	10,051	—	10,051
Municipal bonds	—	2,536	—	2,536
	17,524	40,332	—	57,856
Marketable debt securities – non-current
U.S. Treasury securities	15,008	—	—	15,008
Corporate bonds	—	10,466	—	10,466
U.S. Agency bonds	—	10,047	—	10,047
Municipal bonds	—	3,179	—	3,179
	15,008	23,692	—	38,700
	$32,532	$64,024	$—	$96,556

	December 29, 2012
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,538	$—	$—	$17,538
Corporate bonds	—	21,549	—	21,549
U.S. Agency bonds	—	7,586	—	7,586
Municipal bonds	—	4,591	—	4,591
	17,538	33,726	—	51,264
Marketable debt securities – non-current
U.S. Treasury securities	15,004	—	—	15,004
Corporate bonds	—	10,359	—	10,359
U.S. Agency bonds	—	10,056	—	10,056
Municipal bonds	—	3,223	—	3,223
	15,004	23,638	—	38,642
	$32,542	$57,364	$—	$89,906

At March 30, 2013, and December 29, 2012, we had $0.8 million and $1.6 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets. We also had corresponding deferred compensation plan liabilities of $0.8 million and $1.6 million at March 30, 2013, and December 29, 2012, respectively, which are included in other long-term liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation liabilities.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Purchase of Comfortaire

On January 17, 2013, we completed the purchase of the business and assets of Comfortaire Corporation, a manufacturer and marketer of adjustable air-supported sleep systems. We purchased Comfortaire to progress our role as the leader in delivering innovative products as part of an individualized sleep experience, while also strengthening our competitive advantages. The acquisition price was $15.5 million. Comfortaire Corporation was a privately held company with 2012 net sales of $10.5 million. The purchase of Comfortaire's business and assets did not have a significant impact on our consolidated results of operations, cash flows or financial position.

The following table summarizes the preliminary fair value of the net assets acquired as of March 30, 2013 (in thousands):

Accounts receivable	$365
Inventories	678
Other assets	219
Property and equipment	509
Goodwill	6,157
Intangible assets	8,638
Total assets acquired	16,566
Accounts payable	344
Warranty liabilities	658
Other liabilities	64
Total liabilities acquired	1,066
Net assets acquired	$15,500

The goodwill and the identifiable intangible assets will be deductible for income tax purposes over a 15-year period on a straight-line basis. Purchase accounting is considered preliminary, subject to revision, mainly with respect to certain working capital accounts, taxes, and goodwill, as final information was not available as of March 30, 2013.

Identifiable intangible assets and estimated useful lives are as follows (in thousands):

	Estimated
	Useful Life
Developed technologies	10 years	$4,829
Customer relationships	7 years	2,413
Trade name/trademarks	Indefinite Lived	1,396
		$8,638

4. Marketable Debt Securities

Investments in marketable debt securities were comprised of the following (in thousands):

	March 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$32,510	$22	$—	$32,532
Corporate bonds	38,224	7	(20)	38,211
U.S. Agency bonds	20,088	12	(2)	20,098
Municipal bonds	5,713	3	(1)	5,715
	$96,535	$44	$(23)	$96,556

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 29, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$32,518	$24	$—	$32,542
Corporate bonds	31,929	2	(23)	31,908
U.S. Agency bonds	17,632	11	(1)	17,642
Municipal bonds	7,794	20	—	7,814
	$89,873	$57	$(24)	$89,906

Maturities of marketable debt securities were as follows (in thousands):

	March 30, 2013		December 29, 2012
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
Marketable debt securities – current (due in less than one year)	$57,851	$57,856	$51,238	$51,264
Marketable debt securities – non-current (due in one to two years)	38,684	38,700	38,635	38,642
	$96,535	$96,556	$89,873	$89,906

 (1) See Note 2 for discussion of fair value measurements.

During three months ended March 30, 2013, $5.8 million of marketable debt securities matured and were redeemed at face value. During the three months ended March 31, 2012, there were no sales or maturities of marketable debt securities. During the three months ended March 30, 2013, there were no other-than-temporary declines in market value.

5. Inventories

Inventories consisted of the following (in thousands):

	March 30, 2013	December 29, 2012
Raw materials	$4,976	$5,089
Work in progress	205	236
Finished goods	25,792	30,239
	$30,973	$35,564

6. Goodwill and Intangible Assets

Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company's net identifiable assets. Intangible assets include developed technology, trade names/trademarks and customer relationships. Definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from 7-17 years. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment using a fair value approach. Goodwill and indefinite-lived intangible assets are tested for impairment annually or when there are indicators of impairment. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill and Indefinite-Lived Intangible Assets

The following is a rollforward of goodwill and indefinite-lived trade name/trademarks (in thousands):

	Three Months Ended		Three Months Ended
	March 30, 2013		March 31, 2012
	Goodwill	Indefinite-Lived Trade Name/ Trademarks	Goodwill	Indefinite-Lived Trade Name/ Trademarks

Beginning balance	$2,850	$—	$2,850	$—
Comfortaire purchase	6,157	1,396	—	—
Ending balance	$9,007	$1,396	$2,850	$—

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	March 30, 2013		December 29, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Developed technologies(1)	$5,231	$446	$402	$371
Customer relationships(1)	2,413	50	—	—
Trade names/trademarks	102	101	102	101
	$7,746	$597	$504	$472

(1) During the three months ended March 30, 2013, in connection with the purchase of the business and assets of Comfortaire, we acquired definite-lived intangible assets, including developed technologies of $4.8 million and customer relationships of $2.4 million.

The amortization expense for definite-lived intangible assets was $0.1 million and $4 thousand for the three months ended March 30, 2013 and March 31, 2012, respectively. Annual amortization for definite-lived intangible assets is expected to be $0.8 million for each of the next five years.

See Note 3, Purchase of Comfortaire, for details regarding our purchase of the business and assets of Comfortaire.

7. Debt

Credit Agreement

Our $20.0 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association is an unsecured revolving credit facility that matures on April 23, 2015. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20.0 million up to $50.0 million in total availability, subject to lender approval.

Any borrowings under the Amendment will, at our request, be classified as either LIBOR Loans or Adjusted Base Rate (“ABR”) Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect, plus 1.25%; or (ii) with respect to ABR Loans, the ABR (as defined in the Credit Agreement) then in effect for the Daily One-Month LIBO Rate (as defined in the Credit Agreement), plus 1.50% or the prime rate. We are subject to certain financial covenants under the Credit Agreement, including minimum tangible net worth, a requirement to maintain a minimum amount of cash, cash equivalents and marketable debt securities, and to maintain at the administrative agent cash, cash equivalents and marketable debt securities equal to the amount the lenders are committed to lend under the Credit Agreement.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

At both March 30, 2013, and December 29, 2012, $20.0 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. We had no outstanding letters of credit as of March 30, 2013 or December 29, 2012.

8. Repurchase of Common Stock

Repurchases of our common stock for the three months ended March 30, 2013 and March 31, 2012 were as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Amount repurchased under Board approved share repurchase program	$10,009	$—
Amount repurchased in connection with the vesting of employee restricted stock grants	135	1,214
Total amount repurchased	$10,144	$1,214

As of March 30, 2013, the remaining authorization under our Board of Directors ("Board") approved share repurchase program was $166.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

9. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period.

Stock-based compensation expense/(benefit) for three months ended March 30, 2013 and March 31, 2012, was as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Stock options	$545	$2,011
Stock awards	(113)	4,953
Total stock-based compensation expense(1)	432	6,964
Income tax benefit	(148)	(2,417)
Total stock-based compensation expense, net of tax	$284	$4,547

(1) Includes $(0.4) million and $5.6 million of CEO transition (benefit) costs for the three months ended March 30, 2013 and March 31, 2012, respectively.

CEO Transition Costs

In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments (through 2014) based on free cash flow and actual market share growth versus performance targets. During the three months ended March 31, 2012, we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications. In the first three months of 2013, we recorded a non-cash compensation benefit of $0.4 million ($0.3 million, net of income tax) resulting from performance-based stock award adjustments.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During three months ended March 30, 2013 and March 31, 2012 our contributions, net of forfeitures, were $0.7 million and $0.6 million, respectively.

11. Other Income, Net

Other income, net, consisted of the following (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Interest income	$105	$50
Interest expense	(14)	(43)
Other income, net	$91	$7

12. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$23,471	$22,417

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	55,095	55,640
Effect of dilutive securities:
Options	690	1,156
Restricted shares	466	644
Diluted weighted-average shares outstanding	56,251	57,440

Net income per share – basic	$0.43	$0.40
Net income per share – diluted	$0.42	$0.39

We excluded potentially dilutive stock options totaling 1.0 million and 0.2 million for the three months ended March 30, 2013 and March 31, 2012, respectively, from our diluted net income per share calculations because these securities’ exercise prices were greater than the average market price of our common stock.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Commitments and Contingencies

Sales Returns

The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period, and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance at beginning of year	$5,330	$4,402
Additions that reduce net sales	12,963	13,066
Deductions from reserves	(13,230)	(12,047)
Acquired sales return reserve	50	—
Balance at end of period	$5,113	$5,421

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

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance at beginning of year	$4,858	$6,310
Additions charged to costs and expenses for current-year sales	1,469	1,448
Deductions from reserves	(1,403)	(1,383)
Changes in liability for pre-existing warranties during the current year, including expirations	(306)	505
Acquired warranty reserve	658	—
Balance at end of period	$5,276	$6,880

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

Overview

Business Overview

We believe we are leading the industry in delivering an unparalleled sleep experience by offering consumers high-quality, innovative and individualized sleep solutions and services, which include a complete line of Sleep Number® beds and bedding. We are the exclusive manufacturer, marketer, retailer and servicer of the revolutionary Sleep Number bed, which allows individuals to adjust the firmness and support of each side at the touch of a button. We offer further personalization through our solutions-focused line of Sleep Number pillows, sheets and other bedding products.

As the only national specialty-mattress retailer, we generate revenue by selling products through two distribution channels. Our Company-Controlled channel, which includes Retail, Direct Marketing and E-Commerce, sells directly to consumers. Our Wholesale/Other channel sells to and through selected retail and wholesale customers in the United States and Australia, and the QVC shopping channel.

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

Highlights

Financial highlights for the three months ended March 30, 2013 were as follows:

•
Net income increased 5% to $23.5 million, or $0.42 per diluted share, compared with net income of $22.4 million, or $0.39 per diluted share, for the same period one year ago. Financial results for 2012 included a $5.6 million ($3.7 million, net of income tax), or $0.06 per diluted share, non-recurring, non-cash charge associated with the June 1, 2012 chief executive officer transition.

•
Net sales decreased 2% to $258.2 million, compared with $262.4 million for the same period one year ago, primarily due to changes to our media buying, which negatively impacted customer traffic and sales. The changes to media buying were a key contributing factor to the 9% comparable sales decline in our Company-Controlled channel, against the backdrop of soft industry performance. Management took decisive action to correct the media buying issue and adjust discretionary expenses during the quarter.

•
Operating income increased to $35.2 million, or 13.6% of net sales, for the three months ended March 30, 2013 compared with $34.3 million, or 13.1% of net sales, for the same period one year ago. Adjusted operating income (operating income excluding CEO transition (benefit) costs) decreased to $34.8 million, or 13.5% of net sales, for the three months ended March 30, 2013

Index

compared with $39.9 million, or 15.2% of net sales, for the same period one year ago. The decline in adjusted operating income was primarily due to the 2% net sales decrease and increased sales and marketing expenses.

•	Retail sales-per-store (for stores open at least one year), on a trailing twelve-month basis, increased by 12% from one year ago to $2.1 million.

•	Cash provided by operating activities totaled $45.0 million for the three months ended March 30, 2013, compared with $44.5 million for the same period one year ago.

•
At March 30, 2013, cash, cash equivalents and marketable debt securities totaled $181.4 million compared with $177.8 million at December 29, 2012, and we had no borrowings under our revolving credit facility. In the first quarter of 2013, we repurchased 458,637 shares of our common stock under our Board approved share repurchase program at a cost of $10.0 million ($21.82 per share).

•
On January 17, 2013, we completed the purchase of the business and assets of Comfortaire Corporation, a manufacturer and marketer of adjustable air-supported sleep systems, for $15.5 million. Comfortaire Corporation was a privately held company with 2012 net sales of $10.5 million. We purchased Comfortaire to progress our role as the leader in delivering innovative products as part of an individualized sleep experience, while also strengthening our competitive advantages.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	March 30, 2013		March 31, 2012
Net sales	$258.2	100.0%	$262.4	100.0%
Cost of sales	94.8	36.7%	98.1	37.4%
Gross profit	163.4	63.3%	164.3	62.6%

Operating expenses:
Sales and marketing	109.8	42.5%	106.2	40.5%
General and administrative	16.2	6.3%	16.9	6.5%
Research and development	2.6	1.0%	1.3	0.5%
CEO transition (benefit) costs	(0.4)	(0.2)%	5.6	2.1%
Asset impairment charges	—	0.0%	—	0.0%
Total operating expenses	128.2	49.6%	130.0	49.5%
Operating income	35.2	13.6%	34.3	13.1%
Operating income – as adjusted (1)	34.8	13.5%	39.9	15.2%
Other income, net	0.1	0.0%	—	0.0%
Income before income taxes	35.3	13.7%	34.3	13.1%
Income tax expense	11.8	4.6%	11.9	4.5%
Net income	$23.5	9.1%	$22.4	8.5%
Net income – as adjusted (1)	$23.2	9.0%	$26.1	9.9%

Net income per share:
Basic	$0.43		$0.40
Diluted	$0.42		$0.39
Diluted – as adjusted (1)	$0.41		$0.45

Weighted-average number of common shares:
Basic	55.1		55.6
Diluted	56.3		57.4

(1)
This non-GAAP measure is not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 22 for a reconciliation of this non-GAAP measure to the appropriate GAAP measure.

GAAP – generally accepted accounting principles

Index

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Company-Controlled channel	94.8%	96.2%
Wholesale/Other channel	5.2%	3.8%
Total	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Sales change rates:
Retail comparable-store sales	(8%)	36%
Direct and E-Commerce	(18%)	17%
Company-Controlled comparable sales change	(9%)	34%
Net store openings/closings	6%	2%
Total Company-Controlled channel	(3%)	36%
Wholesale/Other channel	35%	26%
Total net sales change	(2%)	36%

Other sales metrics were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Average sales per store(1) ($ in thousands)	$2,118	$1,897
Average sales per square foot(1)	$1,256	$1,229
Stores > $1 million in net sales(1)	98%	97%
Stores > $2 million in net sales(1)	46%	36%
Average net sales per mattress unit – Company-Controlled channel(2)	$3,132	$2,751

 (1) Trailing twelve months for stores open at least one year.
(2) Represents Company-Controlled Channel total net sales divided by Company-Controlled Channel mattress units.

The number of retail stores operating during the first three months of 2013 and 2012 was as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Beginning of period	410	381
Opened	10	10
Closed	(9)	(11)
End of period	411	380

Index

Comparison of Three Months Ended March 30, 2013 with Three Months Ended March 31, 2012

Net sales
Net sales decreased 2% to $258.2 million for the three months ended March 30, 2013, compared with $262.4 million for the same period one year ago. The sales decrease was primarily driven by a 9% comparable sales decrease in our Company-Controlled channel partially offset by the sales from 31 net new stores opened in the past 12 months. Changes to our media buying, which negatively impacted customer traffic and sales, were a key contributing factor to the 9% comparable sales decline. Management took decisive action to correct the media buying issue and is making steady progress against a backdrop of soft industry performance. Company-Controlled mattress units decreased 15% compared to the prior-year period. Average net sales per mattress unit in our Company-Controlled channel increased by 14%.

The $4.1 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $17.1 million decrease in sales from our Company-Controlled comparable retail stores, partially offset by a $13.1 million sales increase resulting from net new store openings; (ii) a $3.7 million decrease in Direct and E-Commerce sales; and (iii) a $3.6 million increase in Wholesale/Other channel sales.

Gross profit
The gross profit rate improved to 63.3% of net sales for the three months ended March 30, 2013, compared with 62.6% for the prior year period. Approximately 0.5 percentage points (“ppt.”) of the gross profit rate improvement was due to price increases associated with product innovations over the last 12 months. In addition, the prior-year period included higher promotional costs (approximately 0.4 ppt.) resulting mainly from the close-out and re-launch of our classic-series beds. The remaining change is due to a variety of factors that can fluctuate from quarter-to-quarter, including manufacturing efficiencies and logistics costs.

Sales and marketing expenses
Sales and marketing expenses for the three months ended March 30, 2013 increased 3% to $109.8 million, or 42.5% of net sales, compared with $106.2 million, or 40.5% of net sales, for the same period one year ago. The $3.6 million expense increase was primarily due to a $2.9 million, or 8%, increase in media spending, and $5.0 million of incremental fixed costs associated with new, relocated and remodeled stores. These increases were offset by a decrease in variable selling expenses resulting from the lower sales volume. The sales and marketing expense rate increased 2.0 ppt. compared with the same period one year ago due to the increase in media spending, fixed store costs and the deleveraging impact of the 2% net sales decline.

General and administrative expenses
General and administrative (“G&A”) expenses decreased $0.7 million to $16.2 million for the three months ended March 30, 2013, compared with $16.9 million in the same period one year ago, and decreased to 6.3% of net sales, compared with 6.5% of net sales last year. The $0.7 million decrease in G&A expenses was primarily due to a $3.6 million decrease in performance-based incentive compensation and stock-based compensation, partially offset by (i) a $1.5 million increase in employee compensation resulting from headcount increases to support growth initiatives of the business, and salary and wage rate increases that were in line with inflation; (ii) $0.7 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business; and (iii) a $0.7 million net increase in miscellaneous other expenses, including outside consulting expenses. The G&A expense rate decreased by 0.2 ppt. in the current period compared with the same period one year ago due to the net reduction in expenses.

Research and development expenses
Research and development expenses for the three months ended March 30, 2013 were $2.6 million, or 1.0% of net sales, compared with $1.3 million, or 0.5% of net sales, for the same period one year ago. The $1.3 million change in R&D expenses was due to increased investments in product innovations during the current year.

CEO transition costs
In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions to the Company, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments (through 2014) based on free cash flow and actual market share growth versus performance targets. During the three months ended March 31, 2012, we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications. During the three months ended March 30, 2013, we recorded a non-cash compensation benefit of $0.4 million ($0.3 million, net of income tax) resulting from performance-based stock award adjustments.

Index

Asset impairment charges
During the three months ended March 30, 2013 we recognized asset impairment charges of $30 thousand related to certain store assets. During the three months ended March 31, 2012 we recognized asset impairment charges of $4 thousand related to certain store assets.

Other income, net
Other income, net was $0.1 million for the three months ended March 30, 2013, compared with other income, net of $7 thousand for the comparable period one year ago. The current-year improvement in other income, net was primarily due to a higher average yield on our portfolio in the current-year period, an increase in our average cash, cash equivalents and marketable debt securities balance for the three months ended March 30, 2013 compared with the same period one year ago, and a reduction of fees associated with our line of credit.

Income tax expense
Income tax expense was $11.8 million for the three months ended March 30, 2013 compared with $11.9 million for the same period one year ago. The effective tax rate for the three months ended March 30, 2013 was 33.5%, a decrease from the prior-year period rate of 34.7%. The 2013 effective tax rate was positively impacted by the retroactive reinstatement of the research and development tax credit.

Liquidity and Capital Resources

As of March 30, 2013, cash, cash equivalents and marketable debt securities totaled $181.4 million compared with $177.8 million as of December 29, 2012. The $3.6 million increase was primarily due to $45.0 million of cash provided by operating activities offset by $14.3 million of cash used to purchase property and equipment, $17.0 million of strategic investments, including the purchase of Comfortaire (see discussion below), and $10.1 million of cash used to repurchase our common stock. Our $96.6 million of marketable debt securities held as of March 30, 2013 are all highly liquid and include U.S. government and agency securities, corporate debt securities and municipal bonds.

The following table summarizes our cash flows for the three months ended March 30, 2013, and March 31, 2012 (dollars in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	March 30, 2013	March 31, 2012
Total cash provided by (used in):
Operating activities	$45.0	$44.5
Investing activities	(38.3)	(9.3)
Financing activities	(9.8)	(0.6)
Net (decrease) increase in cash and cash equivalents	$(3.1)	$34.7

Cash provided by operating activities for the three months ended March 30, 2013 was $45.0 million compared with $44.5 million for the three months ended March 31, 2012. The $0.5 million year-over-year increase in cash from operating activities was comprised of a $1.1 million increase in our net income for the three months ended March 30, 2013 compared with the same period one year ago and a $0.4 million increase in cash from changes in operating assets and liabilities, partially offset by a $0.9 million decrease in adjustments to reconcile net income to net cash provided by operating activities.

Net cash used in investing activities was $38.3 million for the three months ended March 30, 2013, compared with net cash used in investing activities of $9.3 million for the same period one year ago. Investing activities for the current-year period included $14.3 million of property and equipment purchases, compared with $9.3 million for the same period one year ago. Capital expenditures - primarily for new stores, repositioned and remodeled stores, and continued investment in customer-management systems and other information technology that supports the growth of the business - are projected to be approximately $70 - $80 million in 2013 compared with $51.6 million in 2012. On a net basis, we invested $7.0 million in marketable debt securities during the three months ended March 30, 2013 compared with none during the comparable period one year ago. On January 17, 2013, we completed the purchase of the business and assets of Comfortaire Corporation, a manufacturer and marketer of adjustable air-supported sleep systems, for $15.5 million. Comfortaire Corporation was a privately held company with 2012 net sales of $10.5 million. We purchased Comfortaire to progress our role as the leader in delivering innovative products as part of an individualized sleep experience, while also strengthening our competitive advantages.

Index

See Note 3, Purchase of Comfortaire, of the Notes to Condensed Consolidated Financial Statements for additional details. In addition, we made a $1.5 million minority equity investment in one of our strategic product-development partners and committed to invest an additional $3.0 million during the remainder of 2013.

Net cash used in financing activities was $9.8 million for the three months ended March 30, 2013, compared with net cash used in financing activities of $0.6 million for the same period one year ago. During the three months ended March 30, 2013, we repurchased $10.1 million of our stock ($10.0 million under our Board approved share repurchase program and $0.1 million in connection with the vesting of employee restricted stock grants) compared with $1.2 million during the same period one year ago. Changes in book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

During the second quarter of 2012, we reinitiated repurchasing our common stock with the current objective to maintain common shares outstanding at or slightly below existing levels. Under the Board approved $290 million share repurchase program, we repurchased 458,637 shares at a cost of $10.0 million ($21.82 per share) during the three months ended March 30, 2013. We did not repurchase any shares under our share repurchase program during the three months ended March 31, 2012. As of March 30, 2013, the remaining authorization under our Board approved share repurchase program was $166.7 million. There is no expiration date governing the period over which we can repurchase shares.

Our $20.0 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association is an unsecured revolving credit facility that matures April 23, 2015. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval. As of March 30, 2013 we were in compliance with all financial covenants.

Any borrowings under the Credit Agreement will, at our request, be classified as either LIBOR Loans or Adjusted Base Rate (“ABR”) Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect, plus 1.25%; or (ii) with respect to ABR Loans, the ABR (as defined in the Credit Agreement) then in effect for the Daily One-Month LIBO Rate (as defined in the Credit Agreement), plus 1.50% or the prime rate. We are subject to certain financial covenants under the Credit Agreement, including minimum tangible net worth, a requirement to maintain a minimum amount of cash, cash equivalents and marketable debt securities, and to maintain at the administrative agent cash, cash equivalents and marketable debt securities equal to the amount the lenders are committed to lend under the Credit Agreement.

Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. The $181.4 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

We have an agreement with GE Capital Retail Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash requirement. As of March 30, 2013 we were in compliance with all financial covenants.

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

	Three Months Ended			Three Months Ended
	March 30, 2013			March 31, 2012
	As Reported	CEO Transition Benefit(1)	As Adjusted	As Reported	CEO Transition Costs(1)	As Adjusted

Operating income	$35,227	$(391)	$34,836	$34,296	$5,595	$39,891
Other income, net	91	—	91	7	—	7
Income before income taxes	35,318	(391)	34,927	34,303	5,595	39,898
Income tax expense/(benefit)(2)	11,847	(134)	11,713	11,886	1,941	13,827
Net income	$23,471	$(257)	$23,214	$22,417	$3,654	$26,071

Net income per share –
Basic	$0.43	$0.00	$0.42	$0.40	$0.07	$0.47
Diluted	$0.42	$0.00	$0.41	$0.39	$0.06	$0.45

Basic Shares	55,095	55,095	55,095	55,640	55,640	55,640
Diluted Shares	56,251	56,251	56,251	57,440	57,440	57,440
__________________________
(1) In February 2012, we announced that William R. McLaughlin, then President and CEO, would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Compensation Committee approved the modification of Mr. McLaughlin’s currently unvested stock awards, including performance-based stock awards. As a result of these modifications, we recorded incremental non-cash compensation of $5.6 million in the first three months of 2012. The performance-based stock awards are subject to applicable adjustments through 2014 based on actual performance versus performance targets. In the first three months of 2013, we recorded a non-cash compensation benefit of $0.4 million resulting from performance-based stock award adjustments.
(2) Reflects effective income tax rates, before discrete adjustments, of 34.3% for 2013 and 34.7% for 2012.
Note - Our "as adjusted" data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, "as reported," or GAAP financial data. However, we are providing this information as we believe it facilitates year-over-year comparisons for investors and financial analysts.
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

Our Adjusted EBITDA calculations for the three months and trailing-twelve months ended March 30, 2013 and March 31, 2012 are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net income	$23,471	$22,417	$79,148	$66,312
Income tax expense	11,847	11,886	41,872	32,043
Interest expense	14	43	62	173
Depreciation and amortization	6,333	4,230	21,838	14,574
Stock-based compensation	432	6,964	3,774	10,801
Asset impairments	30	4	174	35
Adjusted EBITDA	$42,127	$45,544	$146,868	$123,938

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations for the three months and trailing-twelve months ended March 30, 2013, and March 31, 2012 (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net cash provided by operating activities	$45,022	$44,518	$101,130	$103,341
Subtract: Purchases of property and equipment	14,309	9,281	56,621	30,064
Free cash flow	$30,713	$35,237	$44,509	$73,277

Off-Balance-Sheet Arrangements and Contractual Obligations

As of March 30, 2013, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at March 30, 2013.

There has been no material change in our contractual obligations since the end of fiscal 2012. See Note 7, Debt, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 for additional information regarding our other contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. There were no significant changes in our critical accounting policies since the end of fiscal 2012.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of March 30, 2013 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of March 30, 2013, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2012 through January 26, 2013	109,240	$27.01	109,240	$173,788,000
January 27, 2013 through February 23, 2013	142,505	21.87	142,505	170,671,000
February 24, 2013 through March 30, 2013	213,463	19.09	206,892	166,730,000
Total	465,208	$21.80	458,637	$166,730,000

(1)
Under the current Board approved $290.0 million share repurchase program, we repurchased 458,637 shares of our common stock at a cost of $10.0 million (based on trade dates) during the three months ended March 30, 2013. As of March 30, 2013, the remaining authorization under our Board approved share repurchase program was $166.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 6,571 shares of our common stock at a cost of $0.1 million, during the three months ended March 30, 2013.

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended ended March 30, 2013, filed with the SEC on April 26, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 30, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013 and March 31, 2012, (iv) Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 30, 2013, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.
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

SELECT COMFORT CORPORATION
(Registrant)

Dated:	April 26, 2013	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended ended March 30, 2013, filed with the SEC on April 26, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 30, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013 and March 31, 2012, (iv) Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 30, 2013, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.
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