Form 10-Q
period 2013-06-29
SELECT COMFORT CORP
filed 2013-07-29
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 29, 2013

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

As of June 29, 2013, 55,603,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) June 29, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$58,189	$87,915
Marketable debt securities – current	53,787	51,264
Accounts receivable, net of allowance for doubtful accounts of $459 and $348, respectively	14,385	16,613
Inventories	34,473	35,564
Prepaid expenses	9,052	4,299
Deferred income taxes	5,398	5,401
Other current assets	10,904	9,522
Total current assets	186,188	210,578

Non-current assets:
Marketable debt securities – non-current	28,502	38,642
Property and equipment, net	105,539	79,356
Goodwill and intangible assets, net	17,288	2,881
Deferred income taxes	4,470	8,511
Other assets	4,573	2,053
Total assets	$346,560	$342,021

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,335	$67,703
Customer prepayments	12,330	15,194
Compensation and benefits	15,990	21,597
Taxes and withholding	6,134	9,282
Other current liabilities	17,716	19,285
Total current liabilities	115,505	133,061

Non-current liabilities:
Warranty liabilities	1,673	1,457
Other long-term liabilities	15,293	13,806
Total liabilities	132,471	148,324

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 55,603 and 55,903 shares issued and outstanding, respectively	556	559
Additional paid-in capital	20,966	33,923
Retained earnings	192,592	159,195
Accumulated other comprehensive (loss) income	(25)	20
Total shareholders’ equity	214,089	193,697
Total liabilities and shareholders’ equity	$346,560	$342,021

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$207,391	$205,219	$465,628	$467,602
Cost of sales	75,993	73,648	170,814	171,732
Gross profit	131,398	131,571	294,814	295,870

Operating expenses:
Sales and marketing	98,357	88,240	208,170	194,425
General and administrative	15,359	16,220	31,540	33,149
Research and development	2,560	1,256	5,116	2,546
Asset impairment charges	15	3	45	7
CEO transition (benefit) costs	—	—	(391)	5,595
Total operating expenses	116,291	105,719	244,480	235,722
Operating income	15,107	25,852	50,334	60,148
Other income, net	78	48	169	55
Income before income taxes	15,185	25,900	50,503	60,203
Income tax expense	5,259	8,927	17,106	20,813
Net income	$9,926	$16,973	$33,397	$39,390

Basic net income per share:
Net income per share – basic	$0.18	$0.30	$0.61	$0.71
Weighted-average shares – basic	55,029	55,719	55,062	55,680
Diluted net income per share:
Net income per share – diluted	$0.18	$0.30	$0.60	$0.69
Weighted-average shares – diluted	55,987	57,394	56,101	57,367

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$9,926	$16,973	$33,397	$39,390
Other comprehensive loss – unrealized loss on available-for-sale marketable debt securities, net of income tax	(38)	(26)	(45)	(38)
Comprehensive income	$9,888	$16,947	$33,352	$39,352

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 29, 2012	55,903	$559	$33,923	$159,195	$20	$193,697
Net income	—	—	—	33,397	—	33,397
Other comprehensive loss:
Unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	(45)	(45)
Exercise of common stock options	542	5	6,590	—	—	6,595
Tax effect from stock-based compensation	—	—	484	—	—	484
Stock-based compensation	178	2	1,990	—	—	1,992
Repurchases of common stock	(1,020)	(10)	(22,021)	—	—	(22,031)
Balance at June 29, 2013	55,603	$556	$20,966	$192,592	$(25)	$214,089

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$33,397	$39,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,153	9,049
Stock-based compensation	1,992	8,370
Net gain on disposals and impairments of assets	(58)	(12)
Excess tax benefits from stock-based compensation	(2,837)	(4,120)
Deferred income taxes	4,072	(2,431)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	2,541	3,055
Inventories	1,769	(2,450)
Income taxes	(3,084)	3,614
Prepaid expenses and other assets	(3,933)	(2,474)
Accounts payable	(1,708)	202
Customer prepayments	(2,857)	(1,892)
Accrued compensation and benefits	(4,802)	(9,085)
Other taxes and withholding	(1,156)	(920)
Warranty liabilities	(571)	(453)
Other accruals and liabilities	(775)	3,390
Net cash provided by operating activities	36,143	43,233

Cash flows from investing activities:
Purchases of property and equipment	(37,096)	(22,499)
Proceeds from maturities of marketable debt securities	23,463	10,018
Investments in marketable debt securities	(16,504)	(45,351)
Acquisition of business	(15,500)	—
Investment in non-marketable equity securities	(3,000)	—
Proceeds from sales of property and equipment	117	30
Net cash used in investing activities	(48,520)	(57,802)

Cash flows from financing activities:
Repurchases of common stock	(22,031)	(14,023)
Proceeds from issuance of common stock	6,595	1,937
Net decrease in short-term borrowings	(4,750)	(3,349)
Excess tax benefits from stock-based compensation	2,837	4,120
Debt issuance costs	—	(47)
Net cash used in by financing activities	(17,349)	(11,362)

Net decrease in cash and cash equivalents	(29,726)	(25,931)
Cash and cash equivalents, at beginning of period	87,915	116,255
Cash and cash equivalents, at end of period	$58,189	$90,324

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended June 29, 2013 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of June 29, 2013, and December 29, 2012 and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

Subsequent Events

Events that have occurred subsequent to June 29, 2013 have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require recognition or disclosure in the consolidated financial statements as of or for the period ended June 29, 2013.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at June 29, 2013, and December 29, 2012, according to the valuation techniques we used to determine their fair value (in thousands):

	June 29, 2013
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$15,015	$—	$—	$15,015
Corporate bonds	—	25,206	—	25,206
U.S. Agency bonds	—	10,014	—	10,014
Municipal bonds	—	3,552	—	3,552
	15,015	38,772	—	53,787
Marketable debt securities – non-current
U.S. Treasury securities	7,503	—	—	7,503
Corporate bonds	—	10,306	—	10,306
U.S. Agency bonds	—	7,531	—	7,531
Municipal bonds	—	3,162	—	3,162
	7,503	20,999	—	28,502
	$22,518	$59,771	$—	$82,289

	December 29, 2012
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,538	$—	$—	$17,538
Corporate bonds	—	21,549	—	21,549
U.S. Agency bonds	—	7,586	—	7,586
Municipal bonds	—	4,591	—	4,591
	17,538	33,726	—	51,264
Marketable debt securities – non-current
U.S. Treasury securities	15,004	—	—	15,004
Corporate bonds	—	10,359	—	10,359
U.S. Agency bonds	—	10,056	—	10,056
Municipal bonds	—	3,223	—	3,223
	15,004	23,638	—	38,642
	$32,542	$57,364	$—	$89,906

At June 29, 2013, and December 29, 2012, we had $0.9 million and $1.6 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets. We also had corresponding deferred compensation plan liabilities of $0.9 million and $1.6 million at June 29, 2013, and December 29, 2012, respectively, which are included in other long-term liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

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

The following table summarizes the preliminary fair value of the net assets acquired as of June 29, 2013 (in thousands):

Accounts receivable	$365
Inventories	678
Other assets	219
Property and equipment	509
Goodwill	6,157
Intangible assets	8,638
Total assets acquired	16,566
Accounts payable	344
Warranty liabilities	658
Other liabilities	64
Total liabilities acquired	1,066
Net assets acquired	$15,500

The goodwill and identifiable intangible assets will be deductible for income tax purposes over a 15-year period on a straight-line basis. Purchase accounting is considered preliminary, subject to revision, mainly with respect to certain working capital accounts, taxes and goodwill, as final information was not available as of June 29, 2013.

Identifiable intangible assets and estimated useful lives are as follows (in thousands):

	Estimated
	Useful Life
Developed technologies	10 years	$4,829
Customer relationships	7 years	2,413
Trade name/trademarks	Indefinite Lived	1,396
		$8,638

4. Marketable Debt Securities

Investments in marketable debt securities were comprised of the following (in thousands):

	June 29, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$22,504	$14	$—	$22,518
Corporate bonds	35,569	—	(57)	35,512
U.S. Agency bonds	17,544	7	(6)	17,545
Municipal bonds	6,713	1	—	6,714
	$82,330	$22	$(63)	$82,289

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 29, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$32,518	$24	$—	$32,542
Corporate bonds	31,929	2	(23)	31,908
U.S. Agency bonds	17,632	11	(1)	17,642
Municipal bonds	7,794	20	—	7,814
	$89,873	$57	$(24)	$89,906

Maturities of marketable debt securities were as follows (in thousands):

	June 29, 2013		December 29, 2012
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
Marketable debt securities – current (due in less than one year)	$53,798	$53,787	$51,238	$51,264
Marketable debt securities – non-current (due in one to two years)	28,532	28,502	38,635	38,642
	$82,330	$82,289	$89,873	$89,906

 (1) See Note 2 for discussion of fair value measurements.

During three and six months ended June 29, 2013, respectively, $17.5 million and $23.3 million of marketable debt securities matured and were redeemed at face value. During the three and six months ended June 30, 2012, $10.0 million of marketable debt securities matured and were redeemed at face value. During the six months ended June 29, 2013, there were no other-than-temporary declines in market value.

5. Inventories

Inventories consisted of the following (in thousands):

	June 29, 2013	December 29, 2012
Raw materials	$6,230	$5,089
Work in progress	217	236
Finished goods	28,026	30,239
	$34,473	$35,564

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill and Indefinite-Lived Intangible Assets

The following is a rollforward of goodwill and indefinite-lived trade name/trademarks (in thousands):

	Six Months Ended		Six Months Ended
	June 29, 2013		June 30, 2012
	Goodwill	Indefinite-Lived Trade Name/ Trademarks	Goodwill	Indefinite-Lived Trade Name/ Trademarks

Beginning balance	$2,850	$—	$2,850	$—
Comfortaire purchase	6,157	1,396	—	—
Ending balance	$9,007	$1,396	$2,850	$—

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	June 29, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies(1)	$5,231	$601	$402	$371
Customer relationships(1)	2,413	158	—	—
Trade names/trademarks	102	102	102	101
	$7,746	$861	$504	$472

(1) On January 17, 2013, in connection with the purchase of the business and assets of Comfortaire, we acquired definite-lived intangible assets, including developed technologies of $4.8 million and customer relationships of $2.4 million.

The amortization expense for definite-lived intangible assets was $0.3 million and $0.4 million for the three and six months ended June 29, 2013, respectively, and $5 thousand and $9 thousand for the three and six months ended June 30, 2012, respectively. Annual amortization for definite-lived intangible assets is expected to be $0.8 million for each of the next five years.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

At both June 29, 2013, and December 29, 2012, $20.0 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. We had no outstanding letters of credit as of June 29, 2013 or December 29, 2012.

8. Repurchase of Common Stock

Repurchases of our common stock for the three and six months ended June 29, 2013 and June 30, 2012 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Amount repurchased under Board approved share repurchase program	$10,009	$10,007	$20,018	$10,007
Amount repurchased in connection with the vesting of employee restricted stock grants	1,878	2,801	2,013	4,016
Total amount repurchased	$11,887	$12,808	$22,031	$14,023

As of June 29, 2013, the remaining authorization under our Board of Directors ("Board") approved share repurchase program was $156.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

9. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period.

Stock-based compensation expense for the three and six months ended June 29, 2013 and June 30, 2012, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock options	$732	$607	1,277	2,618
Stock awards	828	798	715	5,752
Total stock-based compensation expense(1)	1,560	1,405	1,992	8,370
Income tax benefit	(537)	(482)	(685)	(2,871)
Total stock-based compensation expense, net of tax	$1,023	$923	1,307	5,499

(1) Includes $(0.4) million and $5.6 million of CEO transition (benefit) costs for the six months ended June 29, 2013 and June 30, 2012, respectively. There were no CEO transition (benefit) costs for the three months ended June 29, 2013 or June 30, 2012.

CEO Transition Costs

In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Compensation Committee approved the modification of Mr. McLaughlin’s currently unvested stock awards, including performance-based stock awards. The performance-based stock awards are subject to applicable performance adjustments through 2014 based on free cash flow and actual market share growth versus performance targets. During the six months ended June 30, 2012, we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications. During the six months ended June 29, 2013, we recorded a non-cash compensation benefit of $0.4 million ($0.3 million, net of income tax) resulting from performance-based stock award adjustments. There were no CEO transition (benefits) costs for the three months ended June 29, 2013 or June 30, 2012.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended June 29, 2013 and June 30, 2012 our contributions, net of forfeitures, were $0.8 million and $0.5 million, respectively. During the six months ended June 29, 2013 and June 30, 2012 our contribution net of forfeitures, were $1.5 million and $1.1 million, respectively.

11. Other Income, Net

Other income, net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest income	$91	$68	196	117
Interest expense	(13)	(20)	(27)	$(62)
Other income, net	$78	$48	$169	$55

12. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$9,926	$16,973	$33,397	$39,390

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	55,029	55,719	55,062	55,680
Effect of dilutive securities:
Options	539	1,129	613	1,099
Restricted shares	419	546	426	588
Diluted weighted-average shares outstanding	55,987	57,394	56,101	57,367

Net income per share – basic	$0.18	$0.30	$0.61	$0.71
Net income per share – diluted	$0.18	$0.30	$0.60	$0.69

We excluded potentially dilutive stock options totaling 1.3 million and 1.3 million for the three and six months ended June 29, 2013, respectively, and 0.3 million and 0.3 million for the three and six months ended June 30, 2012, respectively, from our diluted net income per share calculations because these securities’ exercise prices were greater than the average market price of our common stock.

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

The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Balance at beginning of year	$5,330	$4,402
Additions that reduce net sales	23,388	22,480
Deductions from reserves	(22,963)	(21,765)
Acquired sales return reserve	50	—
Balance at end of period	$5,805	$5,117

Warranty Liabilities

During the second quarter of 2013, we extended the limited warranty on our beds to 25 years. The change is not expected to have a significant impact on our warranty expense. The customer participates over the last 23 years of the warranty period by paying a portion of the retail value of replacement parts. The estimated warranty costs, which are expensed at the time of sale and included in cost of sales, are based on historical claims rates incurred by us and are adjusted for any current trends as appropriate. Actual warranty claim costs could differ from these estimates. We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Balance at beginning of year	$4,858	$6,310
Additions charged to costs and expenses for current-year sales	2,113	1,832
Deductions from reserves	(2,568)	(2,435)
Changes in liability for pre-existing warranties during the current year, including expirations	(117)	151
Acquired warranty reserve	658	—
Balance at end of period	$4,944	$5,858

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

Results of Operations

Quarterly and Annual Results

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, the timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, the timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, the timing of promotional offerings, competitive factors, changes in commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail and bedding industry sales, timing of QVC shows, consumer confidence and general economic conditions. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the three months ended June 29, 2013 were as follows:

•	Net income decreased 42% to $9.9 million, or $0.18 per diluted share, compared with net income of $17.0 million, or $0.30 per diluted share, for the same period one year ago.

•
Net sales increased 1% to $207.4 million, compared with $205.2 million for the same period one year ago. The net sales increase was primarily driven by sales from 32 net new stores opened in the past 12 months, partially offset by a 6% comparable sales decrease in our Company-Controlled channel. Changes to media buying in the first quarter of 2013 were a key contributing factor to the 6% comparable sales decline. Management took decisive action to correct the media buying issue and during the second quarter of 2013, monthly sales trends improved on a sequential basis.

•
Operating income decreased to $15.1 million, or 7.3% of net sales, for the three months ended June 29, 2013 compared with $25.9 million, or 12.6% of net sales, for the same period one year ago. The decline in operating income was primarily due to an increase in fixed sales and marketing expenses associated with new, repositioned and remodeled stores.

Index

•	Retail sales-per-store (for stores open at least one year), on a trailing twelve-month basis, increased by 4% from one year ago to $2.1 million.

•	Cash provided by operating activities totaled $36.1 million for the six months ended June 29, 2013, compared with $43.2 million for the same period one year ago.

•
At June 29, 2013, cash, cash equivalents and marketable debt securities totaled $140.5 million compared with $177.8 million at December 29, 2012, and we had no borrowings under our revolving credit facility. In the second quarter of 2013, we repurchased 471,732 shares of our common stock under our Board approved share repurchase program at a cost of $10.0 million ($21.22 per share).

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
Net sales	$207.4	100.0%	$205.2	100.0%	$465.6	100.0%	$467.6	100.0%
Cost of sales	76.0	36.6%	73.6	35.9%	170.8	36.7%	171.7	36.7%
Gross profit	131.4	63.4%	131.6	64.1%	294.8	63.3%	295.9	63.3%

Operating expenses:
Sales and marketing	98.4	47.4%	88.2	43.0%	208.2	44.7%	194.4	41.6%
General and administrative	15.4	7.4%	16.2	7.9%	31.5	6.8%	33.1	7.1%
Research and development	2.6	1.2%	1.3	0.6%	5.1	1.1%	2.5	0.5%
CEO transition (benefit) costs	—	0.0%	—	0.0%	(0.4)	(0.1)%	5.6	1.2%
Asset impairment charges	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total operating expenses	116.3	56.1%	105.7	51.5%	244.5	52.5%	235.7	50.4%
Operating income	15.1	7.3%	25.9	12.6%	50.3	10.8%	60.1	12.9%
Operating income – as adjusted (1)	15.1	7.3%	25.9	12.6%	49.9	10.7%	65.7	14.1%
Other income, net	0.1	0.0%	—	0.0%	0.2	0.0%	0.1	0.0%
Income before income taxes	15.2	7.3%	25.9	12.6%	50.5	10.8%	60.2	12.9%
Income tax expense	5.3	2.5%	8.9	4.3%	17.1	3.7%	20.8	4.5%
Net income	$9.9	4.8%	$17.0	8.3%	$33.4	7.2%	$39.4	8.4%
Net income – as adjusted (1)	$9.9	4.8%	$17.0	8.3%	$33.1	7.1%	$43.1	9.2%

Net income per share:
Basic	$0.18		$0.30		$0.61		$0.71
Diluted	$0.18		$0.30		$0.60		$0.69
Diluted – as adjusted (1)	$0.18		$0.30		$0.59		$0.75

Weighted-average number of common shares:
Basic	55.0		55.7		55.1		55.7
Diluted	56.0		57.4		56.1		57.4

(1)
This non-GAAP measure is not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 23 for a reconciliation of this non-GAAP measure to the appropriate GAAP measure.

GAAP – generally accepted accounting principles

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Company-Controlled channel	96.1%	96.4%	95.4%	96.3%
Wholesale/Other channel	3.9%	3.6%	4.6%	3.7%
Total	100.0%	100.0%	100.0%	100.0%

Index

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales change rates:
Retail comparable-store sales	(7%)	27%	(7%)	32%
Direct and E-Commerce	4%	8%	(9%)	13%
Company-Controlled comparable sales change	(6%)	25%	(8%)	30%
Net store openings/closings	7%	3%	7%	2%
Total Company-Controlled channel	1%	28%	(1%)	32%
Wholesale/Other channel	7%	11%	23%	19%
Total net sales change	1%	27%	0%	32%

Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Average sales per store(1) ($ in thousands)	$2,094	$2,012
Average sales per square foot(1)	$1,197	$1,281
Stores > $1 million in net sales(1)	98%	98%
Stores > $2 million in net sales(1)	46%	42%
Average net sales per mattress unit – Company-Controlled channel(2)	$3,182	$3,087	$3,154	$2,889

(1) Trailing twelve months for stores open at least one year.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Beginning of period	411	380	410	381
Opened	17	12	27	22
Closed	(15)	(11)	(24)	(22)
End of period	413	381	413	381

Index

Comparison of Three Months Ended June 29, 2013 with Three Months Ended June 30, 2012

Net sales
Net sales increased 1% to $207.4 million for the three months ended June 29, 2013, compared with $205.2 million for the same period one year ago. The net sales increase was primarily driven by sales from 32 net new stores opened in the past 12 months, partially offset by a 6% comparable sales decrease in our Company-Controlled channel. Changes to our media buying in the first quarter of 2013, which negatively impacted customer traffic and sales, were a key contributing factor to the 6% comparable sales decline. Management took decisive action to correct the media buying issue, and during the second quarter of 2013, monthly sales trends improved on a sequential basis.

The $2.2 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $12.6 million sales increase resulting from net new store openings, partially offset by an $11.5 million decrease in sales from our Company-Controlled comparable retail stores; (ii) a $0.6 million increase in Direct and E-Commerce sales; and (iii) a $0.5 million increase in Wholesale/Other channel sales. Company-Controlled mattress units decreased 2% compared to the prior-year period. Average net sales per mattress unit in our Company-Controlled channel increased by 3%.

Gross profit
The gross profit rate decreased to 63.4% of net sales for the three months ended June 29, 2013, compared with 64.1% for the prior-year period. A sales mix shift to lower-margin products, including a lower-margin special-edition mattress offered during our Memorial Day promotional event and a higher sales mix of our lower-margin bedding collection products reduced gross profit rate by 0.8 percentage points (“ppt.”) compared to the same period one year ago. This gross profit rate reduction was partially offset by supply chain efficiencies (0.4 ppt.). The remaining rate change is due to a variety of factors that can fluctuate from quarter-to-quarter, including sales return and exchange costs, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended June 29, 2013 increased 11% to $98.4 million, or 47.4% of net sales, compared with $88.2 million, or 43.0% of net sales, for the same period one year ago. The $10.1 million expense increase was primarily due to (i) $6.0 million of incremental fixed costs associated with new, repositioned and remodeled stores; (ii) a $1.8 million, or 6%, increase in media spending; (iii) a $1.6 million increase in financing costs, as a greater percentage of our customers utilized promotional financing to purchase our products; and (iv) a $1.5 million increase in variable compensation for our store employees. These increases were partially offset by lower percentage rent. The sales and marketing expense rate increased 4.4 ppt. compared with the same period one year ago due to the factors noted above and the deleveraging impact of the 6% comparable sales decrease.

General and administrative expenses
General and administrative (“G&A”) expenses decreased $0.9 million to $15.4 million for the three months ended June 29, 2013, compared with $16.2 million in the same period one year ago, and decreased to 7.4% of net sales, compared with 7.9% of net sales last year. The $0.9 million decrease in G&A expenses was primarily due to (i) a $2.5 million decrease in performance-based incentive compensation and stock-based compensation; and (ii) a $0.4 million net decrease in miscellaneous other expenses, partially offset by (i) a $1.5 million increase in employee compensation resulting from headcount increases to support business growth initiatives, and salary and wage rate increases that were in line with inflation; and (ii) $0.5 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business. The G&A expense rate decreased by 0.5 ppt. in the current period compared with the same period one year ago due to the net reduction in expenses.

Research and development expenses
Research and development expenses for the three months ended June 29, 2013 were $2.6 million, or 1.2% of net sales, compared with $1.3 million, or 0.6% of net sales, for the same period one year ago. The $1.3 million change in R&D expenses was due to increased investments to support product innovations during the current year and the company's long-term product innovation roadmap.

Asset impairment charges
During the three months ended June 29, 2013 and June 30, 2012, we recognized asset impairment charges of $15 thousand and $3 thousand, respectively, related to certain store assets.

Other income, net
Other income, net was $0.1 million for the three months ended June 29, 2013, compared with other income, net of $48 thousand for the comparable period one year ago. The current-year improvement in other income, net was primarily due to a higher average yield on our portfolio in the current-year period, and a reduction of fees associated with our line of credit.

Index

Income tax expense
Income tax expense was $5.3 million for the three months ended June 29, 2013 compared with $8.9 million for the same period one year ago. The effective tax rate for the three months ended June 29, 2013 was 34.6%, consistent with the prior-year period rate of 34.5%.

Comparison of Six Months Ended June 29, 2013 with Six Months Ended June 30, 2012

Net sales
Net sales decreased 0.4% to $465.6 million for the six months ended June 29, 2013, compared with $467.6 million for the same period one year ago. The sales decrease was primarily driven by an 8% comparable sales decrease in our Company-Controlled channel, partially offset by sales from 32 net new stores opened in the past 12 months. Changes to our media buying in the first quarter of 2013, which negatively impacted customer traffic and sales, were a key contributing factor to the 8% comparable sales decline. Management took decisive action to correct the media buying issue, and during the second quarter of 2013, monthly sales trends improved on a sequential basis.

The $2.0 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $28.5 million decrease in sales from our Company-Controlled comparable retail stores, partially offset by a $25.7 million sales increase resulting from net new store openings; (ii) a $3.2 million decrease in Direct and E-Commerce sales; and (iii) a $4.1 million increase in Wholesale/Other channel sales. Company-Controlled mattress units decreased 10% compared to the prior-year period. Average net sales per mattress unit in our Company-Controlled channel increased by 9%.

Gross profit
Our 63.3% gross profit rate for the six months ended June 29, 2013 was consistent with the comparable period last year. Price increases associated with product innovation over the last 12 months positively impacted the gross profit rate by 0.7 ppt. for the six months ended June 29, 2013, compared with the same period one year ago. The current-year gross profit rate also benefited from supply chain efficiencies. A higher sales mix of our lower-margin bedding collection products reduced gross profit rate by 0.6 ppt. compared to last year. The remaining year-over-year rate change was due to a variety of factors that can fluctuate from quarter to quarter, including sales return and exchange costs, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the six months ended June 29, 2013 increased 7% to $208.2 million, or 44.7% of net sales, compared with $194.4 million, or 41.6% of net sales, for the same period one year ago. The $13.7 million increase was primarily due to (i) an $11.1 million increase in fixed selling expenses due to new, repositioned and remodeled stores; (ii) a $4.7 million, or 7%, increase in media spending; and (iii) a $2.2 million increase in customer financing expenses, as a larger percentage of our customers took advantage of promotional financing offers. These increases were partially offset by lower percentage rent ($2.3 million) and a net decrease in miscellaneous other expenses. The sales and marketing expense rate increased 3.1 ppt. compared with the same period one year ago due to the increase in expenses noted above and the deleveraging impact of the 8% comparable sales decrease.

General and administrative expenses
General and administrative (“G&A”) expenses decreased $1.6 million to $31.5 million for the six months ended June 29, 2013, compared with $33.1 million in the prior year, and decreased to 6.8% of net sales, compared with 7.1% of net sales one year ago. The $1.6 million decrease in G&A expenses was primarily due to a $6.0 million decrease in performance-based incentive compensation and stock-based compensation, partially offset by (i) a $2.9 million increase in employee compensation resulting from headcount increases to support business growth initiatives, and salary and wage rate increases that were in line with inflation; (ii) $1.2 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business; and (iii) a $0.3 million net increase in miscellaneous other expenses. The G&A expense rate decreased by 0.3 ppt. in the current period compared with the same period one year ago due to the net reduction in expenses.

Research and development expenses
Research and development expenses for the six months ended June 29, 2013 were $5.1 million, or 1.1% of net sales, compared with $2.5 million, or 0.5% of net sales, for the same period one year ago. The $2.6 million increase was due to increased investments to support product innovations during the current year and the company's long-term product innovation roadmap.

Asset impairment charges
During the six months ended June 29, 2013 and June 30, 2012, we recognized asset impairment charges of $45 thousand and $7 thousand, respectively, related to certain store assets.

Index

CEO transition costs
In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Compensation Committee approved the modification of Mr. McLaughlin’s currently unvested stock awards, including performance-based stock awards. The performance-based stock awards are subject to applicable performance adjustments through 2014 based on free cash flow and actual market share growth versus performance targets. During the six months ended June 30, 2012, we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications. During the six months ended June 29, 2013, we recorded a non-cash compensation benefit of $0.4 million ($0.3 million, net of income tax) resulting from performance-based stock award adjustments.

Other income, net
Other income, net was $0.2 million for the six months ended June 29, 2013, compared with $0.1 million for the comparable period one year ago. The current-year improvement in other income, net was primarily due to a higher average yield on our portfolio in the current-year period, and a reduction of fees associated with our line of credit.

Income tax expense
Income tax expense was $17.1 million for the six months ended June 29, 2013, compared with $20.8 million for the same period one year ago. The effective tax rate for the six months ended June 29, 2013 decreased to 33.9% compared with 34.6% for the prior-year period. The 2013 effective tax rate was positively impacted by the retroactive reinstatement of the research and development tax credit.

Liquidity and Capital Resources

As of June 29, 2013, cash, cash equivalents and marketable debt securities totaled $140.5 million compared with $177.8 million as of December 29, 2012. The $37.3 million decrease was primarily due to $36.1 million of cash provided by operating activities offset by $37.1 million of cash used to purchase property and equipment, $18.5 million of strategic investments, including the purchase of Comfortaire (see discussion below), and $22.0 million of cash used to repurchase our common stock. The $82.3 million of marketable debt securities held as of June 29, 2013 are all highly liquid and include U.S. government and agency securities, corporate debt securities and municipal bonds.

The following table summarizes our cash flows for the six months ended June 29, 2013, and June 30, 2012 (dollars in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	June 29, 2013	June 30, 2012
Total cash provided by (used in):
Operating activities	$36.1	$43.2
Investing activities	(48.5)	(57.8)
Financing activities	(17.3)	(11.4)
Net decrease in cash and cash equivalents	$(29.7)	$(25.9)

Cash provided by operating activities for the six months ended June 29, 2013 was $36.1 million compared with $43.2 million for the six months ended June 30, 2012. The $7.1 million year-over-year decrease in cash from operating activities was comprised of a $6.0 million decrease in net income for the six months ended June 29, 2013 compared with the same period one year ago and a $7.6 million decrease in cash from changes in operating assets and liabilities, partially offset by a $6.5 million increase in adjustments to reconcile net income to net cash provided by operating activities.

Net cash used in investing activities was $48.5 million for the six months ended June 29, 2013, compared with $57.8 million for the same period one year ago. Investing activities for the current-year period included $37.1 million of property and equipment purchases, compared with $22.5 million for the same period one year ago. Capital expenditures - primarily for new, repositioned and remodeled stores, information technology and product innovation - are projected to be approximately $70 - $80 million in 2013 compared with $51.6 million in 2012. On a net basis, we reduced our investment in marketable debt securities by $7.0 million during the six months ended June 29, 2013 compared with a net investment of $35.3 million during the comparable period one year ago. On January 17, 2013, we completed the purchase of the business and assets of Comfortaire Corporation, a manufacturer and marketer of adjustable air-supported sleep systems, for $15.5 million. Comfortaire Corporation was a privately held company with 2012 net sales of $10.5 million. We purchased Comfortaire to progress our role as the leader in delivering innovative products as part of an individualized sleep experience, while also strengthening our competitive advantages. See Note 3, Purchase of Comfortaire, of the Notes to

Index

Condensed Consolidated Financial Statements for further details. Finally, we made a $3.0 million minority equity investment in one of our strategic product-development partners and committed to invest an additional $1.5 million during the remainder of 2013.

Net cash used in financing activities was $17.3 million for the six months ended June 29, 2013, compared with $11.4 million for the same period one year ago. During the six months ended June 29, 2013, we repurchased $22.0 million of our stock ($20.0 million under our Board approved share repurchase program and $2.0 million in connection with the vesting of employee restricted stock grants) compared with $14.0 million ($10.0 million under our Board approved share repurchase program and $4.0 million in connection with the vesting of employee restricted stock grants) during the same period one year ago. Changes in book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

During the second quarter of 2012, we reinitiated repurchasing our common stock. Our current objective is to maintain common shares outstanding at or below existing levels. Under the Board approved $290 million share repurchase program, we repurchased 930,369 shares at a cost of $20.0 million ($21.52 per share) during the six months ended June 29, 2013. During the six months ended June 30, 2012, we repurchased 409,770 shares at a cost of $10.0 million (24.42 per share). As of June 29, 2013, the remaining authorization under our Board approved share repurchase program was $156.7 million. There is no expiration date governing the period over which we can repurchase shares.

Our $20.0 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association is an unsecured revolving credit facility that matures April 23, 2015. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval. As of June 29, 2013 we were in compliance with all financial covenants.

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

Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. The $140.5 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

We have an agreement with GE Capital Retail Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash requirement. As of June 29, 2013 we were in compliance with all financial covenants.

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

	Six Months Ended			Six Months Ended
	June 29, 2013			June 30, 2012
	As Reported	CEO Transition Benefit(1)	As Adjusted	As Reported	CEO Transition Costs(1)	As Adjusted

Operating income	$50,334	$(391)	$49,943	$60,148	$5,595	$65,743
Other income, net	169	—	169	55	—	55
Income before income taxes	50,503	(391)	50,112	60,203	5,595	65,798
Income tax expense/(benefit)(2)	17,106	(135)	16,971	20,813	1,919	22,732
Net income	$33,397	$(256)	$33,141	$39,390	$3,676	$43,066

Net income per share –
Basic	$0.61	$0.00	$0.60	$0.71	$0.07	$0.77
Diluted	$0.60	$0.00	$0.59	$0.69	$0.06	$0.75

Basic Shares	55,062	55,062	55,062	55,680	55,680	55,680
Diluted Shares	56,101	56,101	56,101	57,367	57,367	57,367
__________________________
(1) In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Compensation Committee approved the modification of Mr. McLaughlin’s currently unvested stock awards, including performance-based stock awards. The performance-based stock awards are subject to applicable performance adjustments through 2014 based on free cash flow and actual market share growth versus performance targets. During the six months ended June 30, 2012, we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications. During the six months ended June 29, 2013, we recorded a non-cash compensation benefit of $0.4 million ($0.3 million, net of income tax) resulting from performance-based stock award adjustments.
(2) Reflects effective income tax rates, before discrete adjustments, of 34.4% for 2013 and 34.3% for 2012.
GAAP - generally accepted accounting principles

Index

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

We define earnings before interest, taxes, depreciation and amortization as net income plus: income tax expense, interest expense, depreciation and amortization, stock-based compensation and asset impairments (“Adjusted EBITDA”). Management believes Adjusted EBITDA is a useful indicator of our financial performance and our ability to generate cash from operating activities. Our definition of Adjusted EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.

Our Adjusted EBITDA calculations for the three months and trailing-twelve months ended June 29, 2013 and June 30, 2012 are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$9,926	$16,973	$72,101	$71,996
Income tax expense	5,259	8,927	38,204	34,663
Interest expense	13	20	55	130
Depreciation and amortization	7,172	4,726	24,284	16,090
Stock-based compensation	1,560	1,405	3,929	11,084
Asset impairments	15	3	186	19
Adjusted EBITDA	$23,945	$32,054	$138,759	$133,982

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations for the six months and trailing-twelve months ended June 29, 2013, and June 30, 2012 (dollars in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net cash provided by operating activities	$36,143	$43,233	$93,536	$100,594
Subtract: Purchases of property and equipment	37,096	22,499	66,190	36,441
Free cash flow	$(953)	$20,734	$27,346	$64,153

Off-Balance-Sheet Arrangements and Contractual Obligations

As of June 29, 2013, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at June 29, 2013.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of June 29, 2013 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of June 29, 2013, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2013 through April 27, 2013	166,240	$18.82	166,240	$163,602,000
April 28, 2013 through May 25, 2013	144,760	21.60	144,760	160,475,000
May 26, 2013 through June 29, 2013	243,621	23.12	160,732	156,720,000
Total	554,621	$21.43	471,732	$156,720,000

(1)
Under the current Board approved $290.0 million share repurchase program, we repurchased 471,732 shares of our common stock at a cost of $10.0 million (based on trade dates) during the three months ended June 29, 2013. As of June 29, 2013, the remaining authorization under our Board approved share repurchase program was $156.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 82,889 shares of our common stock at a cost of $1.9 million, during the three months ended June 29, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Select Comfort Corporation Amended and Restated 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed May 15, 2013 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended ended June 29, 2013, filed with the SEC on July 26, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 29, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2013 and June 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2013 and June 30, 2012, (iv) Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 29, 2013, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.
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

SELECT COMFORT CORPORATION
(Registrant)

Dated:	July 29, 2013	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Select Comfort Corporation Amended and Restated 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed May 15, 2013 (File No. 0-25121)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended ended June 29, 2013, filed with the SEC on July 26, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 29, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2013 and June 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2013 and June 30, 2012, (iv) Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 29, 2013, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.
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