Form 10-Q
period 2013-09-28
SELECT COMFORT CORP
filed 2013-10-25
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 28, 2013

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

As of September 28, 2013, 55,242,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) September 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$81,301	$87,915
Marketable debt securities – current	57,407	51,264
Accounts receivable, net of allowance for doubtful accounts of $448 and $348, respectively	15,245	16,613
Inventories	41,311	35,564
Prepaid expenses	8,894	4,299
Deferred income taxes	5,373	5,401
Other current assets	10,935	9,522
Total current assets	220,466	210,578

Non-current assets:
Marketable debt securities – non-current	25,683	38,642
Property and equipment, net	117,793	79,356
Goodwill and intangible assets, net	17,034	2,881
Deferred income taxes	4,249	8,511
Other assets	4,621	2,053
Total assets	$389,846	$342,021

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$75,744	$67,703
Customer prepayments	15,291	15,194
Accrued sales returns	9,872	5,330
Compensation and benefits	14,960	21,597
Taxes and withholding	17,179	9,282
Other current liabilities	12,266	13,955
Total current liabilities	145,312	133,061

Non-current liabilities:
Warranty liabilities	1,608	1,457
Other long-term liabilities	16,738	13,806
Total liabilities	163,658	148,324

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 55,242 and 55,903 shares issued and outstanding, respectively	552	559
Additional paid-in capital	12,763	33,923
Retained earnings	212,851	159,195
Accumulated other comprehensive income	22	20
Total shareholders’ equity	226,188	193,697
Total liabilities and shareholders’ equity	$389,846	$342,021

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$263,689	$246,817	$729,317	$714,419
Cost of sales	97,269	86,088	268,083	257,820
Gross profit	166,420	160,729	461,234	456,599

Operating expenses:
Sales and marketing	118,307	101,718	326,477	296,143
General and administrative	15,150	16,936	46,690	50,085
Research and development	2,359	1,742	7,475	4,288
CEO transition (benefit) costs	(143)	—	(534)	5,595
Asset impairment charges	48	108	93	115
Total operating expenses	135,721	120,504	380,201	356,226
Operating income	30,699	40,225	81,033	100,373
Other income, net	74	73	243	128
Income before income taxes	30,773	40,298	81,276	100,501
Income tax expense	10,514	14,089	27,620	34,902
Net income	$20,259	$26,209	$53,656	$65,599

Basic net income per share:
Net income per share – basic	$0.37	$0.47	$0.98	$1.18
Weighted-average shares – basic	54,854	55,444	54,992	55,601
Diluted net income per share:
Net income per share – diluted	$0.36	$0.46	$0.96	$1.15
Weighted-average shares – diluted	55,748	56,986	55,990	57,202

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$20,259	$26,209	$53,656	$65,599
Other comprehensive income (loss) – unrealized gain (loss) on available-for-sale marketable debt securities, net of income tax	47	32	2	(6)
Comprehensive income	$20,306	$26,241	$53,658	$65,593

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 29, 2012	55,903	$559	$33,923	$159,195	$20	$193,697
Net income	—	—	—	53,656	—	53,656
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	2	2
Exercise of common stock options	602	6	7,102	—	—	7,108
Tax effect from stock-based compensation	—	—	721	—	—	721
Stock-based compensation	175	1	3,057	—	—	3,058
Repurchases of common stock	(1,438)	(14)	(32,040)	—	—	(32,054)
Balance at September 28, 2013	55,242	$552	$12,763	$212,851	$22	$226,188

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$53,656	$65,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,199	14,411
Stock-based compensation	3,058	9,570
Net (gain) loss on disposals and impairments of assets	(10)	86
Excess tax benefits from stock-based compensation	(3,088)	(4,947)
Deferred income taxes	4,288	(737)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,717	(1,237)
Inventories	(5,069)	(4,146)
Income taxes	7,114	10,715
Prepaid expenses and other assets	(5,144)	(6,031)
Accounts payable	11,029	10,565
Customer prepayments	97	1,882
Accrued compensation and benefits	(5,607)	(6,588)
Other taxes and withholding	1,504	2,291
Warranty liabilities	(1,218)	(1,247)
Other accruals and liabilities	5,556	7,450
Net cash provided by operating activities	90,082	97,636

Cash flows from investing activities:
Purchases of property and equipment	(57,820)	(36,816)
Proceeds from maturities of marketable debt securities	31,973	10,103
Investments in marketable debt securities	(26,041)	(63,240)
Acquisition of business	(15,500)	—
Investment in non-marketable equity securities	(3,000)	—
Proceeds from sales of property and equipment	117	42
Net cash used in investing activities	(70,271)	(89,911)

Cash flows from financing activities:
Repurchases of common stock	(32,054)	(24,071)
Proceeds from issuance of common stock	7,108	3,279
Net (decrease) increase in short-term borrowings	(4,567)	2,323
Excess tax benefits from stock-based compensation	3,088	4,947
Debt issuance costs	—	(50)
Net cash used in financing activities	(26,425)	(13,572)

Net decrease in cash and cash equivalents	(6,614)	(5,847)
Cash and cash equivalents, at beginning of period	87,915	116,255
Cash and cash equivalents, at end of period	$81,301	$110,408

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended September 28, 2013 of Select Comfort Corporation and subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of September 28, 2013, and December 29, 2012 and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

Subsequent Events

Events that have occurred subsequent to September 28, 2013 have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require recognition or disclosure in the consolidated financial statements as of or for the period ended September 28, 2013.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at September 28, 2013, and December 29, 2012, according to the valuation techniques we used to determine their fair value (in thousands):

	September 28, 2013
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$15,014	$—	$—	$15,014
Corporate bonds	—	25,231	—	25,231
U.S. Agency bonds	—	12,539	—	12,539
Municipal bonds	—	4,623	—	4,623
	15,014	42,393	—	57,407
Marketable debt securities – non-current
U.S. Treasury securities	9,008	—	—	9,008
Corporate bonds	—	7,852	—	7,852
U.S. Agency bonds	—	5,000	—	5,000
Municipal bonds	—	3,823	—	3,823
	9,008	16,675	—	25,683
	$24,022	$59,068	$—	$83,090

	December 29, 2012
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,538	$—	$—	$17,538
Corporate bonds	—	21,549	—	21,549
U.S. Agency bonds	—	7,586	—	7,586
Municipal bonds	—	4,591	—	4,591
	17,538	33,726	—	51,264
Marketable debt securities – non-current
U.S. Treasury securities	15,004	—	—	15,004
Corporate bonds	—	10,359	—	10,359
U.S. Agency bonds	—	10,056	—	10,056
Municipal bonds	—	3,223	—	3,223
	15,004	23,638	—	38,642
	$32,542	$57,364	$—	$89,906

At September 28, 2013, and December 29, 2012, we had $1.0 million and $1.6 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets. We also had corresponding deferred compensation plan liabilities of $1.0 million and $1.6 million at September 28, 2013, and December 29, 2012, respectively, which are included in other long-term liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

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

The following table summarizes the final fair value of the net assets acquired (in thousands):

Accounts receivable	$365
Inventories	678
Other assets	248
Property and equipment	513
Goodwill	6,113
Intangible assets	8,638
Total assets acquired	16,555
Accounts payable	404
Warranty liabilities	532
Other liabilities	119
Total liabilities acquired	1,055
Net assets acquired	$15,500

The goodwill and identifiable intangible assets will be deductible for income tax purposes over a 15-year period on a straight-line basis.

Identifiable intangible assets and the associated estimated useful lives are as follows (in thousands):

	Estimated
	Useful Life
Developed technologies	10 years	$4,829
Customer relationships	7 years	2,413
Trade name/trademarks	Indefinite Lived	1,396
		$8,638

4. Marketable Debt Securities

Investments in marketable debt securities were comprised of the following (in thousands):

	September 28, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$23,998	$24	$—	$24,022
Corporate bonds	33,100	5	(22)	33,083
U.S. Agency bonds	17,528	12	(1)	17,539
Municipal bonds	8,427	23	(4)	8,446
	$83,053	$64	$(27)	$83,090

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 29, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$32,518	$24	$—	$32,542
Corporate bonds	31,929	2	(23)	31,908
U.S. Agency bonds	17,632	11	(1)	17,642
Municipal bonds	7,794	20	—	7,814
	$89,873	$57	$(24)	$89,906

Maturities of marketable debt securities were as follows (in thousands):

	September 28, 2013		December 29, 2012
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
Marketable debt securities – current (due in less than one year)	$57,371	$57,407	$51,238	$51,264
Marketable debt securities – non-current (due in one to two years)	25,682	25,683	38,635	38,642
	$83,053	$83,090	$89,873	$89,906

 (1) See Note 2 for discussion of fair value measurements.

During the three and nine months ended September 28, 2013, respectively, $8.5 million and $31.8 million of marketable debt securities matured and were redeemed at face value. During the nine months ended September 29, 2012, $10.0 million of marketable debt securities matured and were redeemed at face value. There were no marketable debt securities redeemed during the three months ended September 29, 2012. During the nine months ended September 28, 2013, there were no other-than-temporary declines in market value.

5. Inventories

Inventories consisted of the following (in thousands):

	September 28, 2013	December 29, 2012
Raw materials	$9,332	$5,089
Work in progress	376	236
Finished goods	31,603	30,239
	$41,311	$35,564

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill and Indefinite-Lived Intangible Assets

The following is a roll forward of goodwill and indefinite-lived trade name/trademarks (in thousands):

	Nine Months Ended		Nine Months Ended
	September 28, 2013		September 29, 2012
	Goodwill	Indefinite-Lived Trade Name/ Trademarks	Goodwill	Indefinite-Lived Trade Name/ Trademarks

Beginning balance	$2,850	$—	$2,850	$—
Comfortaire purchase	6,113	1,396	—	—
Ending balance	$8,963	$1,396	$2,850	$—

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	September 28, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies(1)	$5,231	$725	$402	$371
Customer relationships(1)	2,413	245	—	—
Trade names/trademarks	102	101	102	101
	$7,746	$1,071	$504	$472

(1) On January 17, 2013, in connection with the purchase of the business and assets of Comfortaire, we acquired definite-lived intangible assets, including developed technologies of $4.8 million and customer relationships of $2.4 million.

The amortization expense for definite-lived intangible assets was $0.2 million and $0.6 million for the three and nine months ended September 28, 2013, respectively, and $5 thousand and $14 thousand for the three and nine months ended September 29, 2012, respectively. Annual amortization for definite-lived intangible assets is expected to be $0.8 million for each of the next five years.

See Note 3, Purchase of Comfortaire, for details regarding our purchase of the business and assets of Comfortaire.

7. Debt

Credit Agreement

Our $20.0 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association is an unsecured revolving credit facility that matures on August 31, 2016. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

At both September 28, 2013, and December 29, 2012, $20.0 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. We had no outstanding letters of credit as of September 28, 2013 or December 29, 2012.

8. Repurchase of Common Stock

Repurchases of our common stock for the three and nine months ended September 28, 2013 and September 29, 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Amount repurchased under Board approved share repurchase program	$10,008	$10,008	$30,027	$20,015
Amount repurchased in connection with the vesting of employee restricted stock grants	15	41	2,027	4,056
Total amount repurchased	$10,023	$10,049	$32,054	$24,071

As of September 28, 2013, the remaining authorization under our Board of Directors ("Board") approved share repurchase program was $146.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

9. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period.

Stock-based compensation expense for the three and nine months ended September 28, 2013 and September 29, 2012, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock options	$740	$543	2,018	3,161
Stock awards	326	658	1,040	6,409
Total stock-based compensation expense(1)	1,066	1,201	3,058	9,570
Income tax benefit	(366)	(413)	(1,049)	(3,292)
Total stock-based compensation expense, net of tax	$700	$788	2,009	6,278

(1) Includes $0.1 million of CEO transition benefit for the three months ended September 28, 2013. Includes $(0.5) million and $5.6 million of CEO transition (benefit) costs for the nine months ended September 28, 2013 and September 29, 2012, respectively. There was no CEO transition benefit or costs for the three months ended September 29, 2012. See below for additional details regarding CEO Transition Costs.

CEO Transition Costs

In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Compensation Committee approved the modification of Mr. McLaughlin’s currently unvested stock awards, including performance-based stock awards. The performance-based stock awards are subject to applicable performance adjustments through 2014 based on free cash flow and market share growth versus performance targets. During the nine months ended September 29, 2012 we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications. During the three and nine months ended

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

September 28, 2013 we recorded non-cash compensation benefits of $0.1 million ($0.1 million net of income tax) and $0.5 million ($0.4 million, net of income tax), respectively, resulting from performance-based stock award adjustments.

10. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended September 28, 2013 and September 29, 2012 our contributions, net of forfeitures, were $0.8 million and $0.7 million, respectively. During the nine months ended September 28, 2013 and September 29, 2012 our contributions, net of forfeitures, were $2.3 million and $1.8 million, respectively.

11. Other Income, Net

Other income, net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest income	$88	$89	284	$206
Interest expense	(14)	(16)	(41)	(78)
Other income, net	$74	$73	$243	$128

12. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$20,259	$26,209	$53,656	$65,599

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	54,854	55,444	54,992	55,601
Effect of dilutive securities:
Options	531	1,121	589	1,085
Restricted shares	363	421	409	516
Diluted weighted-average shares outstanding	55,748	56,986	55,990	57,202

Net income per share – basic	$0.37	$0.47	$0.98	$1.18
Net income per share – diluted	$0.36	$0.46	$0.96	$1.15

We excluded potentially dilutive stock options totaling 0.6 million and 1.3 million for the three and nine months ended September 28, 2013, respectively, and 0.3 million and 0.3 million for the three and nine months ended September 29, 2012, respectively, from our diluted net income per share calculations because these securities’ exercise prices were greater than the average market price of our common stock.

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

The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Balance at beginning of year	$5,330	$4,402
Additions that reduce net sales	33,260	33,082
Deductions from reserves	(28,816)	(32,231)
Acquired sales return reserve	98	—
Balance at end of period(1)	$9,872	$5,253

(1) The year-over-year increase in the sales returns liability is primarily due to an increase in our 30-night trial policy to 100 nights.

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

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Balance at beginning of year	$4,858	$6,310
Additions charged to costs and expenses for current-year sales	3,206	3,023
Deductions from reserves	(4,428)	(3,785)
Changes in liability for pre-existing warranties during the current year, including expirations	3	(484)
Acquired warranty reserve	532	—
Balance at end of period	$4,171	$5,064

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

Results of Operations

Quarterly and Annual Results

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, the timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, the timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, the timing of promotional offerings, competitive factors, changes in commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail and bedding industry sales, timing and volume of QVC shows, consumer confidence and general economic conditions. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the three months ended September 28, 2013 were as follows:

•	Net income decreased 23% to $20.3 million, or $0.36 per diluted share, compared with net income of $26.2 million, or $0.46 per diluted share, for the same period one year ago.

•
Net sales increased 7% to $263.7 million, compared with $246.8 million for the same period one year ago. The net sales increase was primarily driven by sales from 29 net new stores opened in the past 12 months.

•
Operating income decreased to $30.7 million, or 11.6% of net sales, compared with $40.2 million, or 16.3% of net sales, for the same period one year ago. The decline in operating income was primarily due to an increase in marketing expenses driven by higher media spending, an increase in fixed costs associated with new, repositioned and remodeled stores, and a 2.0 percentage point decrease in our gross profit rate.

•	Retail sales-per-store (for stores open at least one year), on a trailing twelve-month basis, of $2.1 million were in line with sales-per-store in the comparable period one year ago.

Index

•	Cash provided by operating activities totaled $90.1 million for the nine months ended September 28, 2013, compared with $97.6 million for the same period one year ago.

•
At September 28, 2013, cash, cash equivalents and marketable debt securities totaled $164.4 million and we had no borrowings under our revolving credit facility. In the third quarter of 2013, we repurchased 417,210 shares of our common stock under our Board approved share repurchase program at a cost of $10.0 million ($23.99 per share).

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
Net sales	$263.7	100.0%	$246.8	100.0%	$729.3	100.0%	$714.4	100.0%
Cost of sales	97.3	36.9%	86.1	34.9%	268.1	36.8%	257.8	36.1%
Gross profit	166.4	63.1%	160.7	65.1%	461.2	63.2%	456.6	63.9%

Operating expenses:
Sales and marketing	118.3	44.9%	101.7	41.2%	326.5	44.8%	296.1	41.5%
General and administrative	15.2	5.7%	16.9	6.9%	46.7	6.4%	50.1	7.0%
Research and development	2.4	0.9%	1.7	0.7%	7.5	1.0%	4.3	0.6%
CEO transition (benefit) costs	(0.1)	(0.1)%	—	0.0%	(0.5)	(0.1)%	5.6	0.8%
Asset impairment charges	—	0.0%	0.1	0.0%	0.1	0.0%	0.1	0.0%
Total operating expenses	135.7	51.5%	120.5	48.8%	380.2	52.1%	356.2	49.9%
Operating income	30.7	11.6%	40.2	16.3%	81.0	11.1%	100.4	14.0%
Operating income – as adjusted (1)	30.6	11.6%	40.2	16.3%	80.5	11.0%	106.0	14.8%
Other income, net	0.1	0.0%	0.1	0.0%	0.2	0.0%	0.1	0.0%
Income before income taxes	30.8	11.7%	40.3	16.3%	81.3	11.1%	100.5	14.1%
Income tax expense	10.5	4.0%	14.1	5.7%	27.6	3.8%	34.9	4.9%
Net income	$20.3	7.7%	$26.2	10.6%	$53.7	7.4%	$65.6	9.2%
Net income – as adjusted (1)	$20.2	7.6%	$26.2	10.6%	$53.3	7.3%	$69.3	9.7%

Net income per share:
Basic	$0.37		$0.47		$0.98		$1.18
Diluted	$0.36		$0.46		$0.96		$1.15
Diluted – as adjusted (1)	$0.36		$0.46		$0.95		$1.21

Weighted-average number of common shares:
Basic	54.9		55.4		55.0		55.6
Diluted	55.7		57.0		56.0		57.2

(1)
This non-GAAP measure is not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 23 for a reconciliation of this non-GAAP measure to the appropriate GAAP measure.

GAAP – generally accepted accounting principles

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Company-Controlled channel	96.8%	97.8%	95.9%	96.8%
Wholesale/Other channel	3.2%	2.2%	4.1%	3.2%
Total	100.0%	100.0%	100.0%	100.0%

Index

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Sales change rates:
Retail comparable-store sales	(1%)	21%	(5%)	28%
Direct and E-Commerce	(6%)	14%	(8%)	13%
Company-Controlled comparable sales change	(1%)	21%	(5%)	27%
Net store openings/closings	7%	4%	6%	3%
Total Company-Controlled channel	6%	25%	1%	30%
Wholesale/Other channel	55%	(15%)	31%	9%
Total net sales change	7%	24%	2%	29%

Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Average sales per store(1) ($ in thousands)	$2,102	$2,108
Average sales per square foot(1)	$1,131	$1,314
Stores > $1 million in net sales(1)	97%	98%
Stores > $2 million in net sales(1)	47%	48%
Average net sales per mattress unit – Company-Controlled channel(2)	$3,304	$3,208	$3,207	$2,993

(1) Trailing twelve months for stores open at least one year.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Beginning of period	413	381	410	381
Opened	16	15	43	37
Closed	(6)	(2)	(30)	(24)
End of period	423	394	423	394

Comparison of Three Months Ended September 28, 2013 with Three Months Ended September 29, 2012

Net sales
Net sales increased 7% to $263.7 million for the three months ended September 28, 2013, compared with $246.8 million for the same period one year ago. The net sales increase was primarily driven by sales from 29 net new stores opened in the past 12 months, partially offset by a 1% decrease in comparable sales in our Company-Controlled channel. We believe a progressively more challenged macro-economic environment during the three months ended September 28, 2013 negatively impacted customer traffic and sales.

The $16.9 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $16.6 million sales increase resulting from net new store openings, partially offset by a $1.5 million decrease in sales from our Company-Controlled comparable retail stores; (ii) a $3.0 million increase in Wholesale/Other channel sales; and (iii) a $1.2 million decrease in Direct and E-Commerce sales. Company-Controlled mattress units increased 3% compared to the prior-year period. Average net sales per mattress unit in our Company-Controlled channel increased by 3%.

Index

Gross profit
The gross profit rate decreased to 63.1% of net sales for the three months ended September 28, 2013, compared with 65.1% for the prior-year period. A sales mix shift to lower-margin products, including this year's Labor Day limited-edition mattress and the introduction of the DualTemp® layer, reduced the gross profit rate by 1.5 percentage points (“ppt.”) compared to the same period one year ago. In addition, an increase in our 30-night trial policy to 100 nights reduced the gross profit rate by 0.4 ppt. The gross profit rate was favorably impacted by supply chain efficiencies and was also impacted by a variety of other factors that can fluctuate from quarter to quarter, including other sales return and exchange costs not related to the trial policy change, performance-based incentive compensation and warranty expenses.

Sales and marketing expenses
Sales and marketing expenses for the three months ended September 28, 2013 increased 16% to $118.3 million, or 44.9% of net sales, compared with $101.7 million, or 41.2% of net sales, for the same period one year ago. The $16.6 million expense increase resulted from (i) an $8.5 million, or 27%, increase in media spending; (ii) $6.4 million of incremental fixed costs primarily due to new, repositioned and remodeled stores; (iii) a $1.7 million increase in financing costs, as a greater percentage of our customers utilized promotional financing to purchase our products; and (iv) a $0.7 million increase in other marketing and promotional expenses. These increases were partially offset by lower percentage rent. The sales and marketing expense rate increased 3.7 ppt. compared with the same period one year ago due to the factors noted above and the deleveraging impact of the 1% comparable sales decrease.

General and administrative expenses
General and administrative (“G&A”) expenses decreased $1.8 million to $15.2 million for the three months ended September 28, 2013, compared with $16.9 million in the same period one year ago, and decreased to 5.7% of net sales, compared with 6.9% of net sales last year. The $1.8 million decrease in G&A expenses was primarily due to (i) a $2.1 million decrease in performance-based incentive compensation; and (ii) a $0.9 million net decrease in miscellaneous other expenses, including professional services, partially offset by (i) a $0.8 million increase in employee compensation resulting from headcount increases to support business growth initiatives, and salary and wage rate increases that were in line with inflation; and (ii) $0.4 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business. The G&A expense rate decreased by 1.2 ppt. in the current period compared with the same period one year ago due to the net reduction in expenses and the leveraging impact from the 7% net sales increase.

Research and development expenses
Research and development (R&D) expenses for the three months ended September 28, 2013 were $2.4 million, or 0.9% of net sales, compared with $1.7 million, or 0.7% of net sales, for the same period one year ago. The $0.6 million change in R&D expenses was due to increased investments to support product innovations during the current year and the Company's long-term product innovation roadmap.

CEO transition costs
In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions to the Company, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments (through 2014) based on free cash flow and actual market share growth versus performance targets. During the three months ended September 28, 2013, we recorded a non-cash compensation benefit of $0.1 million ($0.1 million, net of income tax) resulting from performance-based stock award adjustments. There were no performance-based stock award adjustments recorded during the three months ended September 29, 2012.

Asset impairment charges
During the three months ended September 28, 2013 and September 29, 2012, we recognized asset impairment charges of $48 thousand and $0.1 million, respectively, related to certain store assets and computer software.

Other income, net
Other income, net was $0.1 million for the three months ended September 28, 2013, consistent with the comparable period one year ago.

Income tax expense
Income tax expense was $10.5 million for the three months ended September 28, 2013 compared with $14.1 million for the same period one year ago. The effective tax rate for the three months ended September 28, 2013 was 34.2%, compared with the prior-year period rate of 35.0%. The 2012 effective tax rate was negatively impacted by a variety of factors, including a modest change in our annual effective tax rate estimate.

Index

Comparison of Nine Months Ended September 28, 2013 with Nine Months Ended September 29, 2012

Net sales
Net sales increased 2.1% to $729.3 million for the nine months ended September 28, 2013, compared with $714.4 million for the same period one year ago. The sales increase was primarily driven by sales from 29 net new stores opened in the past 12 months, partially offset by a 5% comparable sales decrease in our Company-Controlled channel. We believe changes to our media buying in the first quarter of 2013 and a more challenging macro-economic environment as the year progressed, both negatively impacted customer traffic and sales, and were key contributing factors to the 5% comparable sales decline. Management took decisive action to correct the media buying issue with 2013 quarterly sales trends improving on a sequential basis.

The $14.9 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $42.2 million sales increase resulting from net new store openings, partially offset by a $30.0 million decrease in sales from our Company-Controlled comparable retail stores; (ii) a $7.0 million increase in Wholesale/Other channel sales; and (iii) a $4.3 million decrease in Direct and E-Commerce sales. Company-Controlled mattress units decreased 6% compared to the prior-year period. Average net sales per mattress unit in our Company-Controlled channel increased by 7%.

Gross profit
The gross profit rate decreased to 63.2% of net sales for the nine months ended September 28, 2013, compared with 63.9% for the prior-year period. A sales mix shift to lower-margin products, including this year's Memorial Day and Labor Day limited-edition mattresses and the introduction of the DualTemp layer, reduced the gross profit rate by 0.8 percentage points (“ppt.”) compared to the same period one year ago. In addition, an increase in our 30-night trial policy to 100 nights reduced the gross profit rate by 0.2 ppt. The gross profit rate was favorably impacted by supply chain efficiencies and was also impacted by a variety of factors that can fluctuate from quarter to quarter, including other sales return and exchange costs not related to the trial policy change, performance-based incentive compensation and warranty expenses.

Sales and marketing expenses
Sales and marketing expenses for the nine months ended September 28, 2013 increased 10.2% to $326.5 million, or 44.8% of net sales, compared with $296.1 million, or 41.5% of net sales, for the same period one year ago. The $30.3 million increase resulted from (i) a $17.5 million increase in fixed selling expenses primarily due to new, repositioned and remodeled stores; (ii) a $13.2 million, or 14%, increase in media spending; and (iii) a $3.9 million increase in customer financing expenses, as a larger percentage of our customers took advantage of promotional financing offers. These increases were partially offset by lower percentage rent ($3.4 million) and a net decrease in miscellaneous other expenses. The sales and marketing expense rate increased 3.3 ppt. compared with the same period one year ago due to the increase in expenses noted above and the deleveraging impact of the 5% comparable sales decrease in our Company-Controlled channel.

General and administrative expenses
General and administrative (“G&A”) expenses decreased $3.4 million to $46.7 million for the nine months ended September 28, 2013, compared with $50.1 million in the prior year, and decreased to 6.4% of net sales, compared with 7.0% of net sales one year ago. The $3.4 million decrease in G&A expenses was primarily due to an $8.0 million decrease in performance-based incentive compensation and stock-based compensation, partially offset by (i) a $3.7 million increase in employee compensation resulting from headcount increases to support business growth initiatives, and salary and wage rate increases that were in line with inflation; (ii) $1.6 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business; and (iii) a $0.7 million net decrease in miscellaneous other expenses. The G&A expense rate decreased by 0.6 ppt. in the current period compared with the same period one year ago due to the net reduction in expenses.

Research and development expenses
Research and development (R&D) expenses for the nine months ended September 28, 2013 were $7.5 million, or 1.0% of net sales, compared with $4.3 million, or 0.6% of net sales, for the same period one year ago. The $3.2 million change in R&D expenses was due to increased investments to support product innovations during the current year and the Company's long-term product innovation roadmap.

Asset impairment charges
During the nine months ended September 28, 2013 and September 29, 2012, we recognized asset impairment charges of $0.1 million in both periods related to certain store assets and computer software.

Index

CEO transition costs
In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Compensation Committee approved the modification of Mr. McLaughlin’s currently unvested stock awards, including performance-based stock awards. During the nine months ended September 29, 2012, we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications. The performance-based stock awards are subject to applicable performance adjustments through 2014 based on free cash flow and actual market share growth versus performance targets. During the nine months ended September 28, 2013, we recorded a non-cash compensation benefit of $0.5 million ($0.4 million, net of income tax) resulting from performance-based stock award adjustments.

Other income, net
Other income, net was $0.2 million for the nine months ended September 28, 2013, compared with $0.1 million for the comparable period one year ago. The current-year improvement in other income, net was primarily due to a higher average yield on our portfolio in the current-year period, and a reduction of fees associated with our line of credit.

Income tax expense
Income tax expense was $27.6 million for the nine months ended September 28, 2013, compared with $34.9 million for the same period one year ago. The effective tax rate for the nine months ended September 28, 2013 decreased to 34.0% compared with 34.7% for the prior-year period. The 2013 effective tax rate was positively impacted by the retroactive reinstatement of the 2012 research and development tax credit in the first quarter of 2013.

Liquidity and Capital Resources

As of September 28, 2013, cash, cash equivalents and marketable debt securities totaled $164.4 million compared with $177.8 million as of December 29, 2012. The $13.4 million decrease was primarily due to $90.1 million of cash provided by operating activities offset by $57.8 million of cash used to purchase property and equipment, $18.5 million of strategic investments, including the purchase of Comfortaire (see discussion below), and $32.1 million of cash used to repurchase our common stock. The $83.1 million of marketable debt securities held as of September 28, 2013 are all highly liquid and include U.S. government and agency securities, corporate debt securities and municipal bonds.

The following table summarizes our cash flows for the nine months ended September 28, 2013, and September 29, 2012 (dollars in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	September 28, 2013	September 29, 2012
Total cash provided by (used in):
Operating activities	$90.1	$97.6
Investing activities	(70.3)	(89.9)
Financing activities	(26.4)	(13.6)
Net decrease in cash and cash equivalents	$(6.6)	$(5.8)

Cash provided by operating activities for the nine months ended September 28, 2013 was $90.1 million compared with $97.6 million for the nine months ended September 29, 2012. The $7.6 million year-over-year decrease in cash from operating activities was comprised of an $11.9 million decrease in net income for the nine months ended September 28, 2013 compared with the same period one year ago and a $3.7 million decrease in cash from changes in operating assets and liabilities, partially offset by an $8.1 million increase in adjustments to reconcile net income to net cash provided by operating activities.

Net cash used in investing activities was $70.3 million for the nine months ended September 28, 2013, compared with $89.9 million for the same period one year ago. Investing activities for the current-year period included $57.8 million of property and equipment purchases, compared with $36.8 million for the same period one year ago. On a net basis, we reduced our investment in marketable debt securities by $5.9 million during the nine months ended September 28, 2013 compared with a net investment of $53.1 million during the comparable period one year ago. On January 17, 2013, we completed the purchase of the business and assets of Comfortaire Corporation, a manufacturer and marketer of adjustable air-supported sleep systems, for $15.5 million. Comfortaire Corporation was a privately held company with 2012 net sales of $10.5 million. We purchased Comfortaire to progress our role as the leader in delivering innovative products as part of an individualized sleep experience, while also strengthening our competitive advantages. See Note 3, Purchase of Comfortaire, of the Notes to Condensed Consolidated Financial Statements for further details.

Index

Finally, we made a $3.0 million minority equity investment in one of our strategic product-development partners and committed to invest an additional $1.5 million during the remainder of 2013.

Net cash used in financing activities was $26.4 million for the nine months ended September 28, 2013, compared with $13.6 million for the same period one year ago. During the nine months ended September 28, 2013, we repurchased $32.1 million of our stock ($30.0 million under our Board approved share repurchase program and $2.0 million in connection with the vesting of employee restricted stock grants) compared with $24.1 million ($20.0 million under our Board approved share repurchase program and $4.1 million in connection with the vesting of employee restricted stock grants) during the same period one year ago. Changes in book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

During the second quarter of 2012, we reinitiated repurchasing our common stock. Under the Board approved $290 million share repurchase program, we repurchased 1,347,579 shares at a cost of $30.0 million ($22.28 per share) during the nine months ended September 28, 2013. During the nine months ended September 29, 2012, we repurchased 775,568 shares at a cost of $20.0 million ($25.81 per share). As of September 28, 2013, the remaining authorization under our Board approved share repurchase program was $146.7 million. There is no expiration date governing the period over which we can repurchase shares.

Our $20.0 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association is an unsecured revolving credit facility that matures August 31, 2016. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval. As of September 28, 2013 we were in compliance with all financial covenants.

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

Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. The $164.4 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

We have an agreement with GE Capital Retail Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash requirement. As of September 28, 2013 we were in compliance with all financial covenants.

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

	Three Months Ended
	September 28, 2013			September 29, 2012
	As Reported	CEO Transition Benefit(1)	As Adjusted	As Reported
Operating income	$30,699	$(143)	$30,556	$40,225
Other income, net	74	—	74	73

Income before income taxes	30,773	(143)	30,630	40,298
Income tax expense/(benefit)(2)	10,514	(49)	10,465	14,089
Net income	$20,259	$(94)	$20,165	$26,209

Net income per share –
Basic	$0.37	$0.00	$0.37	$0.47
Diluted	$0.36	$0.00	$0.36	$0.46

Basic Shares	54,854	54,854	54,854	55,444
Diluted Shares	55,748	55,748	55,748	56,986

	Nine Months Ended
	September 28, 2013			September 29, 2012
	As Reported	CEO Transition Benefit(1)	As Adjusted	As Reported	CEO Transition Costs(1)	As Adjusted

Operating income	$81,033	$(534)	$80,499	$100,373	$5,595	$105,968
Other income, net	243	—	243	128	—	128
Income before income taxes	81,276	(534)	80,742	100,501	5,595	106,096
Income tax expense/(benefit)(2)	27,620	(183)	27,437	34,902	1,925	36,827
Net income	$53,656	$(351)	$53,305	$65,599	$3,670	$69,269

Net income per share –
Basic	$0.98	$(0.01)	$0.97	$1.18	$0.07	$1.25
Diluted	$0.96	$(0.01)	$0.95	$1.15	$0.06	$1.21

Basic Shares	54,992	54,992	54,992	55,601	55,601	55,601
Diluted Shares	55,990	55,990	55,990	57,202	57,202	57,202
__________________________
(1) In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Compensation Committee approved the modification of Mr. McLaughlin’s currently unvested stock awards, including performance-based stock awards. During the nine months ended September 29, 2012, we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications. The performance-based stock awards are subject to applicable performance adjustments through 2014 based on free cash flow and actual market share growth versus performance targets. During the three and nine months ended September 28, 2013 we recorded non-cash compensation benefits of $0.1 million ($0.1 million, net of income tax) and $0.5 million ($0.4 million, net of income tax), respectively, resulting from performance-based stock award adjustments.
(2) Reflects effective income tax rates, before discrete adjustments, of 34.3% for 2013 and 34.4% for 2012.
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

Our Adjusted EBITDA calculations for the three months and trailing-twelve months ended September 28, 2013 and September 29, 2012 are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$20,259	$26,209	$66,151	$80,969
Income tax expense	10,514	14,089	34,629	39,506
Interest expense	14	16	53	122
Depreciation and amortization	7,774	5,126	26,932	17,826
Stock-based compensation	1,067	1,200	3,796	10,866
Asset impairments	48	108	126	121
Adjusted EBITDA	$39,676	$46,748	$131,687	$149,410

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations for the nine months and trailing-twelve months ended September 28, 2013, and September 29, 2012 (dollars in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net cash provided by operating activities	$90,082	$97,636	$93,072	$114,157
Subtract: Purchases of property and equipment	57,820	36,816	72,597	45,851
Free cash flow	$32,262	$60,820	$20,475	$68,306

Off-Balance-Sheet Arrangements and Contractual Obligations

As of September 28, 2013, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at September 28, 2013.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of September 28, 2013 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of September 28, 2013, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2013 through July 27, 2013	119,840	$25.18	119,840	$153,703,000
July 28, 2013 through August 24, 2013	142,593	22.37	142,005	150,528,000
August 25, 2013 through September 28, 2013	155,365	24.56	155,365	146,712,000
Total	417,798	$23.99	417,210	$146,712,000

(1)
Under the current Board approved $290.0 million share repurchase program, we repurchased 417,210 shares of our common stock at a cost of $10.0 million (based on trade dates) during the three months ended September 28, 2013. As of September 28, 2013, the remaining authorization under our Board approved share repurchase program was $146.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 588 shares of our common stock at a cost of $15 thousand, during the three months ended September 28, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Master Supply Agreement dated July 16, 2013 between the Company and Supplier(1)	Filed herewith(1)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended ended September 28, 2013, filed with the SEC on October 25, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 28, 2013 and December 29, 2012; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2013 and September 29, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2013 and September 29, 2012; (iv) Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 28, 2013; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

(1)
Confidential treatment has been requested by the issuer with respect to designated portions contained within this document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	October 25, 2013	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Master Supply Agreement dated July 16, 2013 between the Company and Supplier(1)	Filed herewith(1)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended ended September 28, 2013, filed with the SEC on October 25, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 28, 2013 and December 29, 2012; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2013 and September 29, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2013 and September 29, 2012; (iv) Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 28, 2013; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

(1)
Confidential treatment has been requested by the issuer with respect to designated portions contained within this document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.