Form 10-K
period 2013-12-28
SELECT COMFORT CORP
filed 2014-02-21
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2013

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 29, 2013, was $1,204,735,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).
As of January 25, 2014, there were 54,761,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

As used in this Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Select Comfort” mean Select Comfort Corporation and its subsidiaries and the term “common stock” means our common stock, par value $0.01 per share.

As used in this Form 10-K, the term “bedding” includes mattresses, box springs and foundations and the term "bedding accessories" includes sheets, pillows, headboards, frames, mattress pads and related products.

Sleep Number®, Select Comfort®, Double Arrow logo, Know Better SleepSM, Sleep IQ™, AirFit™, Comfort.Individualized. SM, ComfortFit®, CoolFit™, DualAir Technology Inside logo, DualAir™, DualTemp™, Comfortaire®, Dreamaire®, Firmness Control™ System, FlexFit™, Grand King®,  In Balance™, IndividualFit®, Individualized Sleep Experiences®, LuxFit™, Pillow[ology]®, PillowFit®, PlushFit™, Sleep Number Inner Circle®, Take Control of Your Sleep®, Tech-e™, The Only Bed That Knows YouSM, What’s Your Sleep Number?®, our bed model names, and our other marks and stylized logos are trademarks and/or service marks of Select Comfort. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

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

The Company is the exclusive manufacturer, marketer, retailer and servicer of the revolutionary Sleep Number bed, which allows individuals to adjust the firmness and support on each side at the touch of a button. We offer further individualization through our new sleep tracking technology, SleepIQTM, and a solutions-focused line of Sleep Number pillows, sheets, adjustable bases, and other bedding products, including the innovative DualTempTM temperature-balancing layer.

Select Comfort has evolved from a specialty, niche direct marketer, to a nationwide vertically integrated business model that includes manufacturing, retail and service with fiscal 2013 net sales of $960 million. As the only national specialty-mattress retailer, consumers can take advantage of a value added mattress-buying experience at one of our 440 SLEEP NUMBER® retail stores across the country, online at www.SleepNumber.com, or via phone through our direct sales number at 1-888-411-2188.

In 1998, Select Comfort became a publicly traded company and is listed on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” When used herein, the terms “Select Comfort,” “Company,” “we,” “us” and “our” refer to Select Comfort Corporation, including consolidated subsidiaries.

In 2009, 2010, 2011, 2012 and 2013, we generated operating income of $20.7 million, $52.4 million, $90.5 million, $119.8 million and $90.7 million, respectively. As of December 28, 2013, cash, cash equivalents and marketable debt securities totaled $145.0 million and we had no borrowings under our revolving credit facility.

On January 17, 2013, we completed the purchase of the business and assets of Comfortaire Corporation, a manufacturer and marketer of adjustable air-supported sleep systems. We purchased Comfortaire to advance our innovation leadership in individualized comfort. The acquisition price was $15.5 million. Comfortaire Corporation was a privately held company with 2012 net sales of $10.5 million. The purchase of Comfortaire's business and assets did not have a significant impact on our consolidated results of operations, cash flows or financial position.

Proprietary Products

Sleep Number Bed

Unlike the “one-size-fits-all” solution offered by other mattress brands, the Sleep Number bed offers individualized comfort that is adjustable on each side. Our proprietary DualAir™ technology, which features two independent air chambers, allows couples to adjust firmness to their own individual preference at the touch of a button.

The unique benefits of our proprietary Sleep Number bed have been validated through clinical sleep research which has shown that participants who slept on a Sleep Number bed generally fell asleep faster, experienced more deep sleep with fewer disturbances and experienced greater relief from back pain than those sleeping on a traditional innerspring mattress.

We offer Sleep Number beds in good, better and best series to fit all budgets, with queen size mattresses starting at $699.

•	The Classic Series launched a sleep revolution with personal adjustability at an affordable price. The series includes the Sleep Number c2, c3 and c4 beds.

•	The Performance Series includes our most popular beds, featuring enhanced performance, comfort and a great value. The series includes the Sleep Number p5 and p6 beds.

•	The Innovation Series is the premier experience in personalized comfort combined with leading-edge innovations in sleep technology. The series includes the Sleep Number i8 and i10 beds.

•	The Memory Foam Series combines cradling memory foam with exclusive DualAir technology. The series includes the Sleep Number m7 bed.

In January 2014, we introduced our most advanced Sleep Number bed, the x12, at the International Consumer Electronics Show (CES). The Sleep Number x12 bed with SleepIQ™ technology is a breakthrough advancement in sleep technology, providing consumers with simple and intuitive knowledge of how they slept and what changes they can make to achieve their very best sleep. In addition to SleepIQ, the Sleep Number x12 bed combines three other new and proprietary technologies with the Company’s core DualAir™ technology to deliver the ultimate, comfortable sleep experience. These include the exclusive FlexFit™ adjustable base technology, FlexTop™ mattress design, and a communication platform that brings together all of these technologies and provides control through a single universal remote or with simple voice commands.

Sleep Number Bedding Collection

Like our Sleep Number beds, our exclusive Sleep Number® bedding collection is a proprietary line of products that are designed to meet each individual's needs. Create Your Perfect PillowSM and our AirFit™ pillow adjust to an individual's size, shape and sleeping position for more comfortable sleep. The pillows are available in our exclusive CoolFit™ foam, memory fiber or white goose down. We also offer Create Your Perfect ComforterSM.

In 2013, we introduced the breakthrough DualTemp™ layer, a new product that addresses one of the most significant sleep issues experienced by customers - sleeping too hot or sleeping too cold. DualTemp attracts new customers to our brand and stores while also engaging our current customers. The DualTemp layer can be used with any mattress brand.

FlexFit Adjustable Bases

We offer a full line of FlexFit™ adjustable bases which enable customers to raise the head or foot of the bed, and to experience the comfort of massage, using a handheld remote control.

Exclusive Distribution

Unlike traditional mattress manufacturers, which primarily sell through third-party retailers, over 96% of our net sales are through our Company-Controlled distribution channel (Retail, Direct Marketing and E-Commerce).

Our retail stores accounted for 89% of our net sales in 2013. Average annual net sales per comparable store have doubled since 2009 and were $2,093,000 in 2013 versus $2,164,000 in 2012, $1,721,000 in 2011, $1,295,000 in 2010 and $1,046,000 in 2009. In 2013, 96% of our stores open for a full year generated net sales over $1,000,000 and 46% of our stores open for a full year generated net sales over $2,000,000.

As of December 28, 2013, we had 440 retail stores in the U.S., and expect to end 2014 with between 460 and 470 retail stores. We are taking both a national and local market-based approach to our growth – national advertising combined with local marketing, real estate optimization and sales execution – to increase market share. We believe that through marketing and sales execution, we can continue to increase average sales per store to further leverage the profitability of our fixed cost store base.

Historically, our retail stores have been located in shopping malls. In 2010, we began operating in non-mall locations. As of December 28, 2013, 31% of our stores were in non-mall locations. The non-mall store format is typically located in highly visible, well-traveled locations and is intended to complement our existing mall-based stores. The non-mall format provides more flexibility to our real estate strategy.

Our direct marketing call center and E-Commerce website provide national sales coverage, including markets not yet served by one of our retail stores, and accounted for 7% of our net sales in 2013.

Operations

Manufacturing and Distribution

We have two manufacturing plants (one in Irmo, South Carolina and the other in Salt Lake City, Utah) which distribute Sleep Number products. The manufacturing operations in South Carolina and Utah consist of quilting and sewing of the fabric covers for our beds, and final assembly and packaging of mattresses and bases. In addition, our electrical Firmness Control™ Systems are assembled in our Utah plant.

We have one manufacturing plant in Greensboro, South Carolina which distributes Comfortaire products. The manufacturing operations consist of final assembly and packaging of mattresses and bases.

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

Our proprietary air chambers are produced to our specifications by an Eastern European supplier, which has been our primary source of supply of air chambers since 1994. Our agreement with this supplier runs through June 2016 and is thereafter subject to automatic annual renewal unless either party gives 365 days' notice of its intention not to renew the agreement. We expect to continue this supplier relationship for the foreseeable future.

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

Home Delivery Service

We offer Sleep Number Comfort ServiceSM Home Delivery & Setup, which includes assembly and mattress removal. In some markets on the East Coast, we provide home delivery, assembly and mattress removal services through a third-party provider. Approximately 76% of beds sold through our Company-Controlled channel in 2013 were delivered by our full-service home delivery team or by our third-party service provider.

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

Research and Development

Sleep Number uses systematic approaches to understand consumer needs as well as customers' responses to key features and benefits. Extensive consumer research is conducted from the product concept through the customer product ownership experience. Since the introduction of our first bed, we have continued to improve and expand our product lines to offer new beds and adjustable models as well as complete bedding collection assortments. Our research and development expenses were $9.5 million in 2013, $6.2 million in 2012 and $4.2 million in 2011.

Information Systems

We use information technology systems to operate, analyze and manage our business, to reduce operating costs and to enhance our customers' experience. Our major systems include an in-store point of sale system, a retail portal system, an order entry system, in-bound and out-bound telecommunications systems for direct marketing, delivery scheduling and customer service, E-Commerce systems, a data warehouse system and an enterprise resource planning system. These systems are comprised of both packaged applications licensed from various software vendors and internally developed programs. We are currently engaged in a multi-year project to upgrade our core information technology systems.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, border wall and corner piece systems, foundation systems, as well as other technology. We have 24 issued U.S. patents, expiring at various dates between July 2014 and September 2028, and 23 U.S. patent applications pending. We also hold 36 foreign patents and have six foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products.

Select Comfort®, Sleep Number® and the double arrow logo are trademarks registered with the U.S. Patent and Trademark Office. We have a number of other registered trademarks including Comfortaire®, ComfortFit®, DualTemp™, Grand King®, IndividualFit®, Individualized Sleep Experiences®, Pillow[ology]®, PillowFit®, Sleep Number Inner Circle®, Take Control of Your Sleep® and What’s Your Sleep Number?®. Several trademarks are the subject of pending applications including Sleep IQ™, AirFit™, Comfort.Individualized. SM, DualAir Technology Inside logo, Know Better SleepSM, LuxFit™, PlushFit™, Tech-e™ and The Only Bed That Knows YouSM. Each registered mark is renewable indefinitely as long as the mark remains in use. We also have a number of common law trademarks including CoolFit™, DualAir™, Firmness Control™ System, FlexFit™, In Balance™ and our bed model names. We are not aware of any material claims of infringement or other credible challenges asserted against us or our right to use these marks.

Industry and Competition

The U.S. bedding industry is a mature and generally stable industry. According to the International Sleep Products Association (“ISPA”), since 1984 the bedding manufacturing industry has consistently demonstrated growth on a dollar basis, with a 0.3% decline in 2001, 9.1% decline in 2008 and 9.0% decline in 2009 being the only exceptions. According to ISPA, industry wholesale shipments of mattresses and foundations were estimated to be $7.0 billion in 2013 compared to $6.8 billion in 2012. We estimate that traditional innerspring mattresses represent approximately 68% of total U.S. bedding sales (based on 2012 sales). Furniture/Today, a furniture industry trade publication, has ranked Select Comfort as the fifth largest mattress manufacturer and third largest U.S. bedding retailer for 2012, with a 5.2% market share of industry revenue and 1.6% market share of industry units.

Over the 5-year, 10-year and 20-year periods ended 2013, the value of U.S. wholesale bedding shipments increased at compound annual growth rates of 2.2%, 3.1% and 4.7%, respectively. We believe that industry unit growth has been primarily driven by population growth, an increase in the number of homes (including secondary residences) and the increased size of homes. We believe growth in average wholesale prices resulted from a shift to both larger and higher quality beds, which are typically more expensive.

The bedding industry is very competitive. Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among the largest manufacturers of innerspring bedding with nationally recognized brand names, including Sealy, Stearns & Foster, Serta and Simmons. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the innerspring bedding market. During 2013, Tempur-Pedic completed the acquisition of Sealy and now offers an air-supported mattress. Tempur Sealy International, Inc., the fourth largest bedding manufacturer (based on 2012 sales, prior to the acquisition of Sealy), and a number of other mattress manufacturers, offer foam mattress products. Simmons and Sealy, as well as a number of smaller manufacturers, have offered air-bed products in the past. The retail bedding industry is also highly competitive. Our Company-Controlled distribution channel, which includes our retail stores, competes against regional and local specialty bedding retailers, home furnishing stores, mass merchants and national discount stores. We compete principally on the differentiation and quality of our products, customer service and value pricing.

Governmental Regulation and Environmental Matters

Our operations are subject to federal and state consumer protection and other regulations relating to the bedding industry. These regulations vary among the jurisdictions in which we do business, but generally impose requirements as to the proper labeling of bedding merchandise.

The bedding industry is subject to federal fire retardant standards developed by the U.S. Consumer Product Safety Commission, which became effective nationwide in July 2007. Compliance with these requirements has increased the cost and complexity of manufacturing our products. These regulations also result in higher product development costs as new products must undergo rigorous flammability testing.

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

Adopted or proposed legislation in various states would impose responsibilities with respect to end-of-life disposal of various consumer or durable goods on the manufacturers and/or retailers of such goods, including mattresses. To the extent that any such legislation becomes effective in the states in which we sell or have sold mattresses and related products, we may be required to incur significant costs and operational changes in order to comply with these requirements, which may adversely impact our profitability, cash flows and financial condition.

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

We are not aware of any national or local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net income or competitive position, or will result in material capital expenditures. During fiscal 2013, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

Customers

No single customer accounts for 10% or more of our net sales.

Seasonality

Our business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales in the second quarter and increased sales during selected holiday or promotional periods.

Working Capital

Selling directly to our customers, with a primarily just-in-time, build-to-order production process in our plants, and with retail stores that serve mainly as showrooms, allows us to maintain low inventory levels and operate with minimal working capital requirements. We have historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. As of December 28, 2013, we had $20.0 million available under our $20.0 million credit facility which contains an accordion feature that allows us to increase the amount of the line up to $50.0 million in total availability, subject to lender approval.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by GE Capital Retail Bank. Approximately 40% of our net sales in 2013 were financed by GE Capital Retail Bank. Our current agreement with GE Capital Retail Bank expires February 15, 2016, subject to earlier termination upon certain events and subject to automatic extensions. We pay GE Capital Retail Bank a fee for extended credit promotional financing offers. Under the terms of our agreement, GE Capital Retail Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures. As the receivables are owned by GE Capital Retail Bank, at no time are the receivables purchased or acquired from us. We are not liable to GE Capital Retail Bank for our customers' credit defaults. In connection with all purchases financed under these arrangements, GE Capital Retail Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Customers that do not qualify for credit under our agreement with GE Capital Retail Bank may apply for credit under a secondary program that we offer through another provider.

Employees

At December 28, 2013, we employed 2,858 persons, including 1,544 retail sales and support employees, 213 direct marketing and customer service employees, 751 manufacturing and logistics employees, and 350 management and administrative employees. Approximately 88 of our employees were employed on a part-time basis at December 28, 2013. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis (plus commissions for sales professionals). None of our employees is represented by a labor union or covered by a collective bargaining agreement. In recent periods we have focused on improving our employee engagement levels, which we believe is important to driving both organizational productivity and customer satisfaction.

Executive Officers of the Registrant

Shelly R. Ibach, 54, has served as President and Chief Executive Officer since June 2012 having previously served as Executive Vice President, Chief Operating Officer since June 2011 and as Executive Vice President, Sales & Merchandising since October 2008. Ms. Ibach joined Select Comfort as Senior Vice President, U.S. Sales - Company Owned Channels in April 2007. Prior to joining Select Comfort, Ms. Ibach was Senior Vice President and General Merchandise Manager for Macy’s home division. From 1982 to 2005, Ms. Ibach held various leadership positions within Target Corporation at Marshall Field’s Department Stores. Other key positions included Vice President - Divisional Merchandise Manager, Director of Planning and Regional Director of Stores.

Andrea L. Bloomquist, 44, has served as the Senior Vice President and Chief Product Officer for Select Comfort since June 2012 and leads product innovation including product management, development, merchandise buying and R&D for all Sleep Number products. Ms. Bloomquist was the Chief Product and Merchandising Officer from June 2011 to June 2012. Ms. Bloomquist joined Select Comfort in May 2008 as Vice President and General Merchandise Manager. Prior to joining Select Comfort, Ms. Bloomquist held leadership positions in product and merchandising at Macy’s and Marshall Field’s Department Stores for Target Corporation from 1996-2008.

Kevin K. Brown, 45, has served as the Senior Vice President and Chief Marketing Officer for Select Comfort since January 2014. Prior to joining Select Comfort in January 2014, Mr. Brown served as Group Vice President, Chief Marketing Officer for Meijer, Inc., a regional chain of retail supercenters, from 2011 to 2013. From 2007 to 2011, Mr. Brown held executive marketing leadership roles at Sears Holdings Corporation, including Vice President, Chief Marketing Officer for the home appliances business unit. From 2004 to 2006, Mr. Brown held the position of Senior Vice President, Marketing for Jo-Ann Stores, Inc. Prior to Jo-Ann Stores, he was an associate partner for Accenture.
Andrew P. Carlin, 50, has served as the Senior Vice President and Chief Sales Officer for Select Comfort since June 2012 and leads all sales channels and real estate. From May 2011 to June 2012 Mr. Carlin was the Vice President and Chief Sales Officer, and from January 2009 to May 2011 he was the Vice President of U.S. Retail Sales. Mr. Carlin joined Select Comfort in January 2008 as Regional Vice President, East Region. Prior to joining Select Comfort, Mr. Carlin spent more than 20 years in sales leadership roles for companies including Senior Vice President of Store Operations at Gander Mountain from 2003-2008, Kohl’s Department Stores from 1995-2003 and Target Corporation from 1986-1995.

Mark A. Kimball, 55, has served as Select Comfort’s Senior Vice President and Chief Legal and Risk Officer and Secretary since June 2011. From August 2003 to June 2011, Mr. Kimball held the position of Senior Vice President, General Counsel, Chief Administrative Officer and Secretary. From July 2000 to August 2003, Mr. Kimball served as Senior Vice President, Human Resources and Legal, General Counsel, Chief Administrative Officer and Secretary. From May 1999 to July 2000, Mr. Kimball served as the company’s Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining Select Comfort, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

Kathryn V. Roedel, 53, has served as Select Comfort’s Executive Vice President and Chief Services and Fulfillment Officer since June 2011. From October 2008 to June 2011 Ms. Roedel served as Select Comfort’s Executive Vice President, Product and Service. Ms. Roedel joined Select Comfort as the company’s Senior Vice President, Global Supply Chain in April 2005. From 2003 to March 2005, Ms. Roedel served as the General Manager, Global Supply Chain Strategy for GE Medical Systems. From 1983 to 2003, she held leadership positions within two divisions of General Electric Company, in Sourcing, Manufacturing, Quality and Service. Other key positions included General Manager, Global Quality and Six Sigma; Vice President of Technical Operations and Director/Vice President of Quality Programs for GE Clinical Services, a division of GE Medical Systems.

Wendy L. Schoppert, 47, has served as Select Comfort’s Executive Vice President and Chief Financial Officer since May 2011. From March 2008 to June 2011, Ms. Schoppert served as the company’s Senior Vice President, Chief Information Officer. She served as the company’s Senior Vice President, International from January 2007 to March 2008. Ms. Schoppert joined Select Comfort as Senior Vice President and General Manager, New Channel Development & Strategy in April 2005. From 2002 to March 2005, Ms. Schoppert led various departments within U.S. Bancorp Asset Management, most recently serving as Head of Private Asset Management and Marketing. From 1996 to 2000, she held several positions with America West Holdings Corporation, including Vice President of America West Vacations and head of the airline’s Reservations division. Prior to 1996, Ms. Schoppert held various finance-related positions at both Northwest Airlines and American Airlines. On November 12, 2013, Ms. Schoppert announced her plans to resign from her position at Select Comfort in 2014.

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

Our corporate Internet website is www.SleepNumber.com. Through a link to a third-party content provider, our corporate website provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. These documents are posted on our website at www.SleepNumber.com — select the “Investor Relations” link. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

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

We also believe that consumers are increasingly using the Internet as a part of their shopping experience. As a result, our future growth and profitability will depend in part on (i) the effectiveness and efficiency of our on-line advertising and search optimization programs in generating consumer awareness and sales of our products, (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites, (iii) our ability to prevent Internet publication of false or misleading information regarding our products or our competitors’ products; and (iv) the stability of our website.

If our marketing messages are ineffective or our advertising expenditures and other marketing programs, including Internet-based programs, are inefficient in creating awareness of our products and brand name, in driving consumer traffic to our points of sale and in motivating consumers to purchase our products, our sales, profitability, cash flows and financial condition may be adversely impacted.

Our future growth and profitability depends on our ability to execute our Company-Controlled distribution strategy.

The vast majority of our sales occur through our Company-Controlled distribution channel, including our retail stores, and this Company-Controlled distribution channel represents our largest opportunity for growth in sales and improvement in profitability. Our retail stores carry significant fixed costs. We also make significant capital expenditures as we open new stores and remodel or reposition existing stores. We are highly dependent on our ability to maintain and increase sales per store to cover these fixed expenses, provide a return on our capital investments and improve our operating margins.

Our stores are largely mall-based. We depend on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for our retail stores. Any decrease in mall traffic could adversely affect our sales, profitability, cash flows and financial condition.

Our Company-Controlled distribution strategy results in relatively few points of distribution, including 440 retail stores across the continental United States as of the end of 2013. Several of the mattress manufacturers and retailers with which we compete have significantly more points of distribution than we do, which makes us highly dependent on our ability to drive consumers to our points of distribution in order to gain market share.

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

Because of the vertical integration of our business model, our products and stores, as well as other points of sale, face significant competition with both a number of different types of mattress alternatives and a variety of retailers.

The mattress industry is characterized by a high degree of concentration among the two largest manufacturers of innerspring mattresses and viscoelastic foam mattresses. We believe that several of our competitors have greater financial, marketing and manufacturing resources and better brand name recognition than we do and sell products through broader and more established distribution channels. A number of mattress manufacturers, including several of these larger competitors, have offered adjustable firmness air beds in the past, and the largest manufacturer of viscoelastic foam mattresses recently introduced adjustable firmness air beds that compete directly with our products. We believe several of the larger mattress manufacturers may also be pursuing plans to open their own retail stores to compete directly with our retail stores.

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

Our intellectual property rights may not prevent others from using our technology or trademarks in connection with the sale of competitive products. We may be subject to claims that our products, processes or trademarks infringe intellectual property rights of others.

We own various U.S. and foreign patents and patent applications related to certain elements of the design and function of our beds and related products. We also own several registered and unregistered trademarks and trademark applications, including in particular our Sleep Number trademarks, which we believe have significant value and are important to the marketing of our products. These intellectual property rights may not provide sufficient protection against infringement or piracy and may not prevent our competitors from developing and marketing products that are similar to or competitive with our beds or other products. Our patents are also subject to varying expiration dates. In particular, our patents related to wireless remote control systems with digital displays will expire in November of 2014 and other patents will expire on various dates through September 2028. In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States. If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology or trademarks in connection with competitive products, which could adversely affect our sales, profitability, cash flows and financial condition.

We may be subject to claims that our products, processes or trademarks infringe the intellectual property rights of others. The defense of these claims, even if we are ultimately successful, may result in costly litigation, and if we are not successful in our defense, we could be subject to liability for damages or royalty obligations and our sales, profitability, cash flows and financial condition could be adversely affected.

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

GE Capital Retail Bank provides credit to our customers through a private label credit card agreement that is currently scheduled to expire on February 15, 2016, subject to earlier termination upon certain events. GE Capital Retail Bank has discretion to control the content of financing offers to our customers and to set minimum credit standards under which credit is extended to customers.

Reduction of credit availability due to changing economic conditions, changes in credit standards under our private label credit card program or changes in regulatory requirements, or the termination of our agreement with GE Capital Retail Bank, could harm our sales, profitability, cash flows and financial condition.

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

We currently obtain all of the materials and components used to produce our beds from outside sources. In several cases, including our proprietary air chambers, our proprietary blow-molded foundations, our adjustable foundations, various components for our Firmness Control Systems, as well as fabrics and zippers, we have chosen to obtain these materials and components from suppliers who serve as the only source of supply, or who supply the vast majority of our needs of the particular material or component. While we believe that these materials and components, or suitable replacements, could be obtained from other sources, in the event of a disruption or loss of supply of relevant materials or components for any reason, we may not be able to find alternative sources of supply, or if found, may not be found on comparable terms. If our relationship with either the primary supplier of our air chambers or the supplier of our blow-molded foundations is terminated, we could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components.

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

We have three manufacturing plants, which are located in Irmo, South Carolina, Salt Lake City, Utah and Greensboro, SC. We generally manufacture beds to fulfill orders rather than stocking finished goods inventory in our plants or stores. Therefore, the disruption of operations of either of our manufacturing facilities for a significant period of time may increase our costs of doing business and lead to delays in shipping our beds to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

Our manufacturing and retail operations are subject to a wide variety of government regulations which could increase costs or cause disruptions to our operations.

We are subject to a wide variety of government regulations relating to the bedding industry or to various aspects of our business and operations, including without limitation, regulations relating to the proper labeling of bedding merchandise; flammability standards applicable to mattresses; environmental and product safety regulations; consumer protection and data privacy regulations; various “do not call” or “do not mail” list requirements; labor laws, including but not limited to laws relating to occupational health and safety, employee privacy, wages and hours, overtime pay, harassment and discrimination, equal opportunity, and employee leaves and benefits; and import and export regulations.

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

Adopted or proposed legislation in various states would impose responsibilities with respect to end-of-life disposal of various consumer or durable goods on the manufacturers and/or retailers of such goods, including mattresses. To the extent that any such legislation becomes effective in the states in which we sell or have sold mattresses and related products, we may be required to incur significant costs and operational changes in order to comply with these requirements, which may adversely impact our profitability, cash flows and financial condition.

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

Our management information systems may not be adequate to meet the evolving needs of our business as well as existing and emerging regulatory requirements. Improvements and upgrades to our systems will be costly to implement and may take longer or require greater resources than anticipated, and may result in disruptions to our systems or business.

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

We are incurring significant capital expenditures in the pursuit of improvements and upgrades to our management information systems. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause disruptions to our existing systems and our business. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could adversely impact our sales, profitability, cash flows and financial condition.

Our information systems may be subject to attacks by hackers or other cyber threats that could compromise the security of our systems, which could substantially disrupt our business and could result in the breach of consumers' or employees' private data.

Our information systems contain personal information related to our customers and employees in the ordinary course of our business, such as credit card and demographic information of our customers and social security numbers and demographic information of our employees. While we maintain security measures to protect this information, a breach of these security measures, such as through third-party action, employee error, malfeasance or otherwise, could compromise the security of our customers’ and employees’ personal information. As the techniques used to breach such security measures change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any failure of our systems and processes to adequately protect customer or employee personal information from theft or loss could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.

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

The following table summarizes the geographic location of our 440 retail stores as of December 28, 2013:

	Retail Stores		Retail Stores		Retail Stores
Alabama	4	Louisiana	7	North Carolina	12
Arizona	8	Maine	2	North Dakota	2
Arkansas	3	Maryland	11	Ohio	18
California	58	Massachusetts	5	Oklahoma	4
Colorado	11	Michigan	13	Oregon	6
Connecticut	7	Minnesota	13	Pennsylvania	18
Delaware	2	Mississippi	4	Rhode Island	1
Florida	27	Missouri	13	South Carolina	4
Georgia	14	Montana	2	South Dakota	1
Idaho	2	Nebraska	3	Tennessee	9
Illinois	19	Nevada	4	Texas	37
Indiana	11	New Hampshire	4	Utah	3
Iowa	7	New Jersey	14	Vermont	1
Kansas	4	New Mexico	3	Virginia	11
Kentucky	6	New York	12	Washington	10
				Wisconsin	10
				Total	440

Manufacturing, Distribution and Headquarters

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

We also lease three buildings used for manufacturing purposes for our Comfortaire business in Greenville, South Carolina of approximately 65,000 total square feet. The current lease term for these three buildings runs through February 28, 2015, with a one-year renewal option thereafter.

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

On August 23, 2013, we filed a complaint in U.S. District Court in the District of Minnesota against Gentherm, Inc. seeking a declaratory judgment that Select Comfort be named as an assignee of certain patents asserted against Select Comfort by Gentherm or in the alternative that the asserted patents are not enforceable or are invalid or that Select Comfort and its products do not infringe any valid claim of the asserted patents. This complaint was filed after Gentherm asserted in a letter that Select Comfort’s recently introduced DualTemp™ layer product infringed certain patents owned by Gentherm. Subsequently, Gentherm filed counterclaims alleging infringement of its patents and seeking various legal and equitable remedies, including injunctive relief, treble damages and attorney’s fees. We believe the claims asserted by Gentherm are without merit, and we intend to vigorously pursue our claims and defend the claims asserted by Gentherm.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” As of January 25, 2014, there were approximately 209 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices per share of our common stock, at closing, as reported by NASDAQ for the two most recent fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013
High	$28.22	$25.80	$27.55	$26.02
Low	17.16	17.56	21.01	18.04

Fiscal 2012
High	$33.20	$35.24	$33.58	$33.16
Low	22.15	19.33	21.10	24.48

We are not restricted from paying cash dividends under our credit agreement other than customary legal and contractual restrictions. However, we have not historically paid, and have no current plans to pay, cash dividends on our common stock.

Information concerning share repurchases completed during the fourth quarter of fiscal 2013 is set forth below:

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2013 through October 26, 2013	141,996	$22.43	141,660	$143,535,000
October 27, 2013 through November 23, 2013	164,470	19.32	164,470	140,357,000
November 24, 2013 through December 28, 2013	175,102	20.87	175,102	136,702,000
Total	481,568	$20.80	481,232	$136,702,000

(1)
Under the current Board-approved $290.0 million share repurchase program, we repurchased 481,232 shares of our common stock at a cost of $10.0 million (based on trade dates) during the three months ended December 28, 2013. As of December 28, 2013, the remaining authorization under our Board-approved share repurchase program was $136.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

(2) In connection with the vesting of employee restricted stock grants, we also repurchased 336 shares of our common stock at a cost of $8 thousand, during the three months ended December 28, 2013.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (“S&P”) 400 Specialty Stores Index and The NASDAQ Stock Market (U.S.) Index assuming a $100 investment made on January 3, 2009. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SELECT COMFORT CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX

	1/3/2009	1/2/2010	1/1/2011	12/31/2011	12/29/2012	12/28/2013
Select Comfort Corporation	$100	$2,508	$3,512	$8,342	$9,427	$8,162
S&P 400 Specialty Stores Index	100	147	221	253	308	466
The NASDAQ Stock Market (U.S.) Index	100	140	166	164	189	269

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

	Year
	2013	2012	2011	2010	2009	2008(1)
Consolidated Statements of Operations Data:
Net sales	$960,171	$934,978	$743,203	$605,676	$544,202	$608,524
Gross profit	601,755	596,546	470,345	378,263	335,460	358,572
Operating expenses:
Sales and marketing	439,156	398,205	317,502	269,901	259,244	332,068
General and administrative	62,840	66,617	58,106	53,572	49,560	57,994
Research and development	9,478	6,194	4,175	2,147	1,973	3,374
Asset impairment charges	127	148	109	260	686	34,594
Other(2)(3)	(534)	5,595	—	—	3,324	—
Operating income (loss)	90,688	119,787	90,453	52,383	20,673	(69,458)
Net income (loss)	$60,081	$78,094	$60,478	$31,568	$35,552	$(70,177)
Net income (loss) as adjusted(8)	$59,730	$81,748	$60,478	$31,568	$11,169	$(23,174)
Net income (loss) per share:
Basic	$1.10	$1.41	$1.10	$0.58	$0.78	$(1.59)
Diluted	$1.08	$1.37	$1.07	$0.57	$0.77	$(1.59)
Diluted - as adjusted(8)	$1.07	$1.43	$1.07	$0.57	$0.24	$(0.52)
Shares used in calculation of net income (loss) per share:
Basic	54,866	55,516	55,081	54,005	45,682	44,186
Diluted	55,803	57,076	56,432	55,264	46,198	44,186

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities(4)	$145,014	$177,821	$146,317	$76,016	$12,184	$10,987
Working capital	52,357	77,517	72,145	20,053	(25,435)	(90,534)
Total assets	381,765	342,021	262,657	169,957	118,240	135,413
Borrowings under revolving credit facility	—	—	—	—	—	79,150
Total shareholders’ equity (deficit)	225,220	193,697	129,391	57,977	22,458	(41,630)

Selected Operating Data:
Stores open at period-end	440	410	381	386	403	471
Stores opened during period	71	57	19	7	4	19
Stores closed during period	41	28	24	24	72	26
Average net sales per store (000’s)(5)	$2,093	$2,164	$1,721	$1,295	$1,046	$984
Percentage of stores with more than $1.0 million in net sales(5)	96%	98%	93%	70%	48%	45%
Percentage of stores with more than $2.0 million in net sales(5)	46%	49%	24%	7%	2%	2%
Average net sales per mattress unit - Company-Controlled channel(6)	$3,245	$3,050	$2,694	$2,424	$2,369	$2,370
Company-Controlled comparable-sales (decrease) increase(7)	(4)%	23%	26%	19%	(4)%	(26)%
Average square footage per store open during period(5)	1,985	1,670	1,526	1,484	1,474	1,410
Net sales per square foot(5)	$1,077	$1,324	$1,135	$873	$710	$703
Average store age (in months at period-end)	102	113	113	113	102	91
Earnings before interest, depreciation and amortization (“Adjusted EBITDA”)(8)	$125,020	$150,285	$109,180	$69,675	$42,289	$(9,437)
Free cash flows(4)(8)	$11,294	$49,033	$67,519	$64,058	$60,717	$(26,381)

(1)	Fiscal year 2008 had 53 weeks. All other fiscal years presented had 52 weeks.

(2)
In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer, would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin's contributions, the Compensation Committee approved the modification of Mr. McLaughlin's unvested stock awards, including performance-based stock awards. As a result of these modifications, we recorded incremental non-cash compensation of $5.6 million ($3.7 million, net of income tax) in 2012. The performance-based stock awards are subject to applicable performance adjustments (through 2014) based on free cash flow and actual market share growth versus performance targets. During 2013, we recorded a non-cash compensation benefit of $0.5 million ($0.4 million, net of income tax) resulting from performance-based stock award adjustments.

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

(7)
Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. The number of comparable-stores used to calculate such data was 359, 348, 359, 379, 399 and 452 for 2013, 2012, 2011, 2010, 2009 and 2008, respectively. Fiscal 2008 included 53 weeks, as compared to 52 weeks for the other periods presented. Comparable sales have been adjusted and reported as if all years had the same number of weeks.

(8)
These non-GAAP measures are not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See pages 21 and 22 for the reconciliation of these non-GAAP measures to the appropriate GAAP measure.

Non-GAAP Data Reconciliations

Reported to Adjusted Statements of Operations Data
(in thousands, except per share amounts)

In addition to disclosing results that are determined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we also disclose non-GAAP results that exclude certain significant charges or credits. Our "as adjusted" data is considered a non-GAAP financial measure and is not in accordance with, nor preferable to, "as reported," or GAAP financial data. However, we believe that the disclosure of results excluding certain significant charges or credits provides additional insights into underlying business performance and facilitates year-over-year comparisons. Below are reconciliations of our non-GAAP financial measures to the most comparable GAAP financial measures.

	Year
	2013	2012	2011	2010	2009	2008
Net income (loss) – as reported	$60,081	$78,094	$60,478	$31,568	$35,552	$(70,177)
Adjustments – net of income tax (1):
CEO transition (benefit) costs(2)	(351)	3,654	—	—	—	—
Terminated equity financing costs (3)	—	—	—	—	2,061	—
Impairments (4)	—	—	—	—	—	20,163
Income tax valuation (5)	—	—	—	—	(26,444)	26,840
Net income (loss) – as adjusted	$59,730	$81,748	$60,478	$31,568	$11,169	$(23,174)

Net income (loss) per share – as adjusted:
Basic	$1.09	$1.47	$1.10	$0.58	$0.24	$(0.52)
Diluted	$1.07	$1.43	$1.07	$0.57	$0.24	$(0.52)

Basic shares	54,866	55,516	55,081	54,005	45,682	44,186
Diluted shares	55,803	57,076	56,432	55,264	46,198	44,186

(1)	Reflects annual effective income tax rates, before discrete adjustments, of 34.2%, 34.7%, 38.0% and 40.0% for 2013, 2012, 2009 and 2008, respectively.

(2)
In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer, would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin's contributions, the Compensation Committee approved the modification of Mr. McLaughlin's unvested stock awards, including performance-based stock awards. As a result of these modifications, we incurred incremental non-cash compensation of $5.6 million ($3.7 million, net of income tax) in fiscal year 2012. The performance-based stock awards are subject to applicable performance adjustments (through 2014) based on free cash flow and actual market share growth versus performance targets. During 2013, we recorded a non-cash compensation benefit of $0.5 million ($0.4 million, net of income tax) resulting from performance-based stock award adjustments.

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

	Year
	2013	2012	2011	2010	2009	2008
Net income (loss)	$60,081	$78,094	$60,478	$31,568	$35,552	$(70,177)
Income tax expense (benefit)	30,930	41,911	29,942	18,922	(20,862)	(2,566)
Interest expense	51	91	187	1,951	5,996	3,375
Depreciation and amortization	29,599	19,735	13,493	13,012	17,681	21,635
Stock-based compensation	4,232	10,306	4,971	3,962	3,236	3,702
Asset impairments	127	148	109	260	686	34,594
Adjusted EBITDA	$125,020	$150,285	$109,180	$69,675	$42,289	$(9,437)

Free Cash Flow
(in thousands)

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

	Year
	2013	2012	2011	2010	2009	2008
Net cash provided by operating activities	$88,105	$100,626	$91,046	$71,407	$63,176	$5,821
Subtract: Purchases of property and equipment	76,811	51,593	23,527	7,349	2,459	32,202
Free cash flow	$11,294	$49,033	$67,519	$64,058	$60,717	$(26,381)

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

Overview

Business Overview

We believe that we are leading the industry in delivering an unparalleled sleep experience by offering consumers high-quality, innovative and individualized sleep solutions and services, which include a complete line of Sleep Number® beds and bedding. We are the exclusive manufacturer, marketer, retailer and servicer of the revolutionary Sleep Number bed, which allows individuals to adjust the firmness and support of each side at the touch of a button. We offer further individualization through our new sleep tracking technology, SleepIQTM, and a solutions-focused line of Sleep Number pillows, sheets, adjustable bases, and other bedding products, including the innovative DualTempTM temperature-balancing layer.

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

Our vision is to become one of the world's most beloved brands by delivering an Unparalleled Sleep Experience. We plan to achieve this by executing our consumer brand strategy to advance our long-term goals and strengthen our competitive advantages.

Our long-term goals are:

•	Everyone will know Sleep Number®;

•	Innovative Sleep Number® products will deliver meaningful benefits;

•	Customers will easily find and interact with Sleep Number;

•	Customers will enthusiastically recommend Sleep Number; and

•	We will leverage our unique business model to fund innovation and growth.

Results of Operations

Fiscal 2013 Summary

Financial highlights for fiscal 2013 were as follows:

•	Net income decreased 23% to $60.1 million, or $1.08 per diluted share, compared with net income of $78.1 million, or $1.37 per diluted share in 2012.

•
Financial results for 2012 and 2013 included a $5.6 million charge ($3.7 million, net of income tax) and a $0.5 million benefit ($0.4 million, net of income tax), respectively, associated with the June 1, 2012 chief executive officer transition. See CEO Transition Costs on page 27 for additional details.

•
Net sales increased 3% to $960.2 million, compared with $935.0 million in 2012, primarily due to the addition of 30 net new stores partially offset by a 4% comparable sales decrease in our Company-Controlled channel.

•
Operating income for 2013 declined to $90.7 million, or 9.4% of net sales, compared with $119.8 million, or 12.8% of net sales, for the same period one year ago. Adjusted operating income (operating income excluding CEO transition (benefit) costs) decreased to $90.2 million, or 9.4% of net sales, compared with $125.4 million, or 13.4% of net sales, for the same period one year ago. The decline in operating income was primarily driven by a 1.1 percentage point decrease in our gross profit rate and a 3.1 percentage point increase in our sales and marketing expense rate. Annual retail sales-per-store for 2013 decreased by 3% from one year ago to $2.1 million (for stores open at least one year).

•	Cash provided by operating activities in 2013 totaled $88.1 million, compared with $100.6 million for the prior year.

•
At December 28, 2013, cash, cash equivalents and marketable debt securities totaled $145.0 million compared with $177.8 million at December 29, 2012, and we had no borrowings under our revolving credit facility. In 2013, we repurchased 1,828,811 shares of our common stock under our Board-approved share repurchase program at a cost of $40.0 million ($21.89 per share). As of December 28, 2013, the remaining authorization under our Board-approved share repurchase program was $136.7 million.

•
On January 17, 2013, we completed the purchase of the business and assets of Comfortaire Corporation, a manufacturer and marketer of adjustable air-supported sleep systems, for $15.5 million. Comfortaire Corporation was a privately held company with 2012 net sales of $10.5 million. We purchased Comfortaire to advance our innovation leadership in individualized sleep comfort.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2013		2012		2011
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$960.2	100.0%	$935.0	100.0%	$743.2	100.0%
Cost of sales	358.4	37.3	338.4	36.2	272.9	36.7
Gross profit	601.8	62.7	596.5	63.8	470.3	63.3

Operating expenses:
Sales and marketing	439.2	45.7	398.2	42.6	317.5	42.7
General and administrative	62.8	6.5	66.6	7.1	58.1	7.8
Research and development	9.5	1.0	6.2	0.7	4.2	0.6
CEO transition (benefit) costs	(0.5)	(0.1)	5.6	0.6	—	0.0
Asset impairment charges	0.1	0.0	0.1	0.0	0.1	0.0
Total operating expenses	511.1	53.2	476.8	51.0	379.9	51.1
Operating income	90.7	9.4	119.8	12.8	90.5	12.2
Operating income – as adjusted (1)	90.2	9.4	125.4	13.4	90.5	12.2
Other income, net	0.3	0.0	0.2	0.0	—	0.0
Income before income taxes	91.0	9.5	120.0	12.8	90.4	12.2
Income tax expense	30.9	3.2	41.9	4.5	29.9	4.0
Net income	$60.1	6.3%	$78.1	8.4%	$60.5	8.1%
Net income – as adjusted (1)	$59.7	6.2%	$81.7	8.7%	$60.5	8.1%

Net income per share:
Basic	$1.10		$1.41		$1.10
Diluted	$1.08		$1.37		$1.07
Diluted – as adjusted (1)	$1.07		$1.43		$1.07

Weighted-average number of common shares:
Basic	54.9		55.5		55.1
Diluted	55.8		57.1		56.4

(1)
This non-GAAP measure is not in accordance with, nor preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 21 for a reconciliation of this non-GAAP measure to the appropriate GAAP measure.

GAAP – generally accepted accounting principles

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	2013	2012	2011
Company-Controlled channel	96.2%	96.7%	96.2%
Wholesale/Other channel	3.8%	3.3%	3.8%
Total	100.0%	100.0%	100.0%

The components of total net sales growth, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2013	2012	2011

Retail comparable-store sales(1)	(4%)	24%	29%
Direct and E-Commerce	(5%)	9%	(1%)
Company-Controlled comparable sales change	(4%)	23%	26%
Net store openings/closings	6%	3%	(1%)
Total Company-Controlled channel	2%	26%	25%
Wholesale/Other channel	18%	10%	(11%)
Total net sales change	3%	26%	23%

(1) Stores are included in the comparable-store calculation in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	2013	2012	2011

Average sales per store(1) ($ in thousands)	$2,093	$2,164	$1,721
Average sales per square foot(1)	$1,077	$1,324	$1,135
Stores > $1 million in net sales(1)	96%	98%	93%
Stores > $2 million in net sales(1)	46%	49%	24%
Average net sales per mattress unit – Company-Controlled channel(2)	$3,245	$3,050	$2,694

(1) Trailing twelve months for stores included in our comparable store sales calculation.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating during the last three years was as follows:

	2013	2012	2011

Beginning of period	410	381	386
Opened	71	57	19
Closed	(41)	(28)	(24)
End of period	440	410	381

Comparison of 2013 and 2012

Net sales

Net sales in 2013 increased 3% to $960.2 million, compared with $935.0 million for the same period one year ago. The sales increase was primarily driven by sales from 30 net new retail stores opened in the past 12 months, partially offset by a 4% comparable sales decline in our Company-Controlled channel. Company-Controlled mattress units decreased 4% compared to the prior-year period. Average net sales per mattress unit in our Company-Controlled channel increased by 6%.

The $25.2 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $53.1 million sales increase resulting from net new retail store openings and (ii) a $5.4 million increase in Wholesale/Other channel sales; partially offset by (iii) $30.0 million decrease in sales from our Company-Controlled comparable retail stores; and (iv) a $3.3 million decrease in Direct and E-Commerce sales.

Gross profit

The gross profit rate decreased to 62.7% of net sales in 2013, compared with 63.8% for the prior-year period. The 2013 sales mix shift to lower-margin products, including Memorial Day and Labor Day limited-edition mattresses and the introduction of the DualTemp layer, reduced the gross profit rate by 0.8 percentage points (“ppt.”) compared to the same period one year ago. In addition, higher sales return and exchange costs, including the second quarter 2013 move to more generous return and exchange policies, reduced the gross profit rate by 0.8 ppt. The gross profit rate was favorably impacted by 0.6 ppt. related to supply chain and manufacturing efficiencies. The rate was also impacted by a variety of factors that can fluctuate from year-to-year, including performance-based incentive compensation and warranty expenses.

Sales and marketing expenses

Sales and marketing expenses in 2013 increased 10% to $439.2 million, or 45.7% of net sales, compared with $398.2 million, or 42.6% of net sales, for the same period one year ago. The $41.0 million increase resulted from (i) a $24.6 million increase in fixed selling expenses primarily due to new, repositioned and remodeled stores; (ii) a $17.9 million, or 14%, increase in media spending; and (iii) a $5.4 million increase in customer financing expenses, as a larger percentage of our customers took advantage of promotional financing offers. These increases were partially offset by lower percentage rent of $4.0 million and a net decrease in miscellaneous other expenses. The sales and marketing expense rate increased 3.1 ppt. compared with the same period one year ago due to the increase in expenses noted above and the deleveraging impact of the 4% comparable sales decrease in our Company-Controlled channel.

General and administrative expenses

General and administrative (“G&A”) expenses decreased $3.8 million to $62.8 million in 2013, compared with $66.6 million in the prior year and decreased to 6.5% of net sales, compared with 7.1% of net sales one year ago. The $3.8 million decrease in G&A expenses was primarily due to (i) a $7.7 million decrease in performance-based incentive compensation; (ii) a $2.8 million reduction in outside professional fees, partially offset by (iii) a $4.6 million increase in employee compensation resulting from headcount increases to support business growth initiatives, and salary and wage rate increases that were in line with inflation; (iv) $1.9 million of additional depreciation expense resulting from the increase in capital expenditures; and (v) a $0.2 million net increase in miscellaneous other expenses. The G&A expense rate decreased by 0.6 ppt. in the current period compared with the same period one year ago due to the net reduction in expenses and the leveraging impact of the 3% net sales increase.

Research and development expenses

Research and development (R&D) expenses increased to $9.5 million, or 1.0% of net sales in 2013, compared with $6.2 million, or 0.7% of net sales, for the same period one year ago. The $3.3 million increase in R&D expenses was due to increased investments to support product innovations during 2013 and the Company's long-term product innovation roadmap.

CEO transition costs

In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions to the Company, the Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance-based stock awards. As a result of these modifications, we recorded incremental non-cash compensation of $5.6 million ($3.7 million, net of income tax) in 2012. The performance-based stock awards are subject to applicable performance adjustments through 2014 based on free cash flow and actual market share growth versus performance targets. During 2013, we recorded a non-cash compensation benefit of $0.5 million ($0.4 million, net of income tax) resulting from performance-based stock award adjustments.

Asset impairment charges

During 2013 and 2012, we recognized asset impairment charges of $0.1 million related to computer software and certain retail store assets.

Other income, net

Other income, net was $0.3 million for 2013, compared with $0.2 million for the comparable period one year ago. The current-year improvement in other income, net was primarily due to a higher average yield on our portfolio in the current-year period, and a reduction of fees associated with our line of credit.

Income tax expense

Income tax expense was $30.9 million in 2013 compared with $41.9 million for the same period one year ago. The effective tax rate for 2013 decreased to 34.0% compared with the prior-year period rate of 34.9%. The decrease in the effective tax rate primarily resulted from the retroactive reinstatement of the 2012 research and development tax credit in the first quarter of 2013. Income tax expense for 2013 includes research and development tax credits for both 2012 and 2013.

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

The $191.8 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $147.5 million increase in sales from our Company-Controlled comparable retail stores and a $35.7 million sales increase resulting from net new retail store openings; (ii) a $5.8 million increase in Direct and E-Commerce sales; and (iii) a $2.8 million increase in Wholesale/Other channel sales.

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

General and administrative expenses

General and administrative (“G&A”) expenses increased $8.5 million to $66.6 million in 2012, compared with $58.1 million in the prior year, but decreased to 7.1% of net sales, compared with 7.8% of net sales one year ago. The $8.5 million increase in G&A expenses was primarily due to (i) a $4.2 million increase in outside consulting and legal expenses; (ii) $2.1 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business; (iii) a $0.6 million increase in employee compensation expenses resulting from an increase in employee headcount to support the growth of the business, and salary and wage rate increases that were in line with inflation; and (iv) a $1.6 million net increase in miscellaneous other expenses, partially offset by lower performance-based incentive compensation and stock-based compensation. The G&A expense rate decreased by 0.7 ppt. in the current period compared with the same period one year ago due to the leveraging impact of the 26% net sales increase.

Research and development expenses

Research and development expenses increased to $6.2 million, or 0.7% of net sales in 2012, compared with $4.2 million, or 0.6% of net sales, for the same period one year ago. The $2.0 million increase in R&D expenses was due to increased investments in product innovation during 2012.

CEO transition costs

In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions to the Company, the Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. The performance stock awards are subject to applicable performance adjustments (through 2014) based on free cash flow and actual market share growth versus performance targets. During 2012, we incurred $5.6 million ($3.7 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications.

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

Liquidity and Capital Resources

As of December 28, 2013, cash, cash equivalents and marketable debt securities totaled $145.0 million compared with $177.8 million as of December 29, 2012. The $32.8 million decrease was primarily due to $88.1 million of cash provided by operating activities offset by $76.8 million of cash used to purchase property and equipment, $20.0 million of strategic investments, including the purchase of Comfortaire (see discussion below), and $42.1 million of cash used to repurchase our common stock ($40.0 million under our Board-approved share repurchase program and $2.0 million in connection with the vesting of employee restricted stock grants). Our $86.8 million of marketable debt securities held as of December 28, 2013 are all highly liquid and include U.S. government and agency securities, corporate debt securities and municipal bonds.

The following table summarizes our cash flows for the fiscal years ended December 28, 2013, and December 29, 2012 (dollars in millions). Amounts may not add due to rounding differences:

	2013	2012
Total cash provided by (used in):
Operating activities	$88.1	$100.6
Investing activities	(87.3)	(112.1)
Financing activities	(30.5)	(16.9)
Net decrease in cash and cash equivalents	$(29.7)	$(28.3)

Cash provided by operating activities for the fiscal year ended December 28, 2013 was $88.1 million compared with $100.6 million for the fiscal year ended December 29, 2012. The $12.5 million year-over-year decrease in cash from operating activities was comprised of an $18.0 million decrease in our 2013 net income compared with the same period one year ago, and an $5.4 million increase in adjustments to reconcile net income to net cash provided by operating activities, partially offset by a $0.1 million increase in cash from changes in operating assets and liabilities.

Investing activities for the fiscal year ended December 28, 2013 consisted of $76.8 million of property and equipment purchases, compared with $51.6 million for the same period one year ago. During 2013, we opened 71 retail stores and repositioned or remodeled 42 retail stores, while in 2012 we opened 57 retail stores and repositioned or remodeled 38 retail stores. Capital expenditures for 2014 are projected to be $70 - $80 million compared with $76.8 million in 2013. The capital expenditures for 2014 are primarily for continued investment in customer-management systems and other information technology, new retail stores, repositioned and remodeled retail stores, and investments to support product innovation initiatives. We received net proceeds of $9.4 million in marketable debt securities during the fiscal year ended December 28, 2013 compared with a net investment of $60.6 million during the comparable period one year ago. On January 17, 2013, we completed the purchase of the business and assets of Comfortaire Corporation, a manufacturer and marketer of adjustable air-supported sleep systems, for $15.5 million. Comfortaire Corporation was a privately held company with 2012 net sales of $10.5 million. We purchased Comfortaire to advance our innovation leadership in individualized comfort. See Note 3, Purchase of Comfortaire, of the Notes to Condensed Consolidated Financial Statements for further details. Finally, we made a $4.5 million minority equity investment in one of our strategic product-development partners.

Net cash used in financing activities was $30.5 million for the fiscal year ended December 28, 2013, compared with net cash used in financing activities of $16.9 million for the same period one year ago. During the fiscal year ended December 28, 2013, we repurchased $42.1 million of our stock ($40.0 million under our Board-approved share repurchase program and $2.0 million in connection with the vesting of employee restricted stock grants) compared with $34.9 million during the same period one year ago. Changes in book overdrafts and payments on capital lease obligations are included in the net change in short-term borrowings. Financing activities for both periods reflect the cash proceeds from the exercise of employee stock options along with the excess tax benefits related to stock-based compensation.

During the second quarter of 2012, we reinitiated repurchasing our common stock. Under the Board-approved $290 million share repurchase program, we repurchased 1,828,811 shares at a cost of $40.0 million ($21.89 per share) during the fiscal year ended December 28, 2013. During 2012, we repurchased 1,140,861 shares at a cost of $30.0 million ($26.32 per share) under our Board-approved share repurchase program during the fiscal year ended December 29, 2012. As of December 28, 2013, the remaining authorization under our Board-approved share repurchase program was $136.7 million. There is no expiration date governing the period over which we can repurchase shares.

Our $20.0 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as amended, is an unsecured revolving credit facility that matures August 31, 2016. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval. As of December 28, 2013 we were in compliance with all financial covenants.

Our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth. The $145.0 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated capital expenditures and strategic initiatives for the foreseeable future.

We have an agreement with GE Capital Retail Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash requirement. As of December 28, 2013 we were in compliance with all financial covenants.

Under the terms of the GE Agreement, GE Capital Retail Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Off-Balance-Sheet Arrangements and Contractual Obligations

As of December 28, 2013, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at December 28, 2013. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 8, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Contractual Obligations

The following table presents information regarding our contractual obligations by fiscal year (in thousands):

	Payments Due by Period(1)
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating leases(2)	$216,995	$44,549	$75,816	$51,526	$45,104
Purchase commitments	4,784	4,784	—	—	—
Total	$221,779	$49,333	$75,816	$51,526	$45,104

(1) Our unrecognized tax benefits, including interest and penalties, of $0.5 million have not been included in the Contractual Obligations table as we are not able to determine a reasonable estimate of timing of the cash settlement with the respective taxing authorities.
(2) At December 28, 2013, we had entered into 32 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to 10 years, which if consummated based on current cost estimates, would approximate $30.9 million over the initial lease term.

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

Our critical accounting policies and estimates relate to stock-based compensation, asset impairment charges, goodwill and indefinite-lived intangible assets, warranty liabilities and revenue recognition.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock-Based Compensation
We have stock-based compensation plans, which includes non-qualified stock options and stock awards. See Note 1, Business and Summary of Significant Accounting Policies, and Note 10, Shareholders’ Equity, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

We determine the fair value of our nonqualified stock option awards and the resulting compensation expense at the date of grant using the Black-Scholes-Merton option-pricing model. The most significant inputs into the Black-Scholes-Merton model are exercise price, our estimate of expected stock price volatility and the expected term of the options.

We determine the fair value of our performance-based stock awards at the date of grant based on the closing market price of our stock. However, the final number of shares earned and the related compensation expense is adjusted up or down to the extent the performance target is met as of the last day of the performance period. The actual number of shares that will ultimately vest ranges from 0% to 150% of the targeted amount. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance stock awards granted in 2013, the performance targets are net sales and operating margin and the performance period is fiscal 2015. For performance stock awards granted in 2012, the performance target is actual market share growth and the performance period is from January 2012 through December 2014. For performance stock awards granted in 2011, the performance targets were actual market share growth and free cash flow and the performance period was from January 2011 through December 2013. The actual number of shares that will ultimately vest upon completion of the service period for the 2011 performance stock awards will be 93% of the targeted amount.

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

A 10% change in our stock-based compensation expense for the year ended December 28, 2013, would have affected net income by approximately $278,000 in 2013.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Asset Impairment Charges
Long-lived assets (other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment) are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated undiscounted cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. We generally estimate fair value of long-lived assets, including our retail stores and definite-lived intangible assets, using the income approach, which we base on estimated future cash flows (discounted and with interest charges). The inputs used to determine fair value relate primarily to future assumptions regarding sales volumes, gross profit rates, retail store operating expenses and applicable probability weightings regarding future alternative uses. These inputs are categorized as Level 3 inputs under the fair value measurements guidance. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

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

As of December 28, 2013, all retail stores had sufficient projected future cash flows to support the carrying value of their long-lived assets.

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

Asset impairment charges totaled $127,000, $148,000 and $109,000 for 2013, 2012 and 2011, respectively.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Our other indefinite-lived intangible assets include trade names/trademarks. See Note 7, Goodwill and Intangible Assets, Net, for a complete discussion of our goodwill and indefinite-lived intangible assets.

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

Other indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess.

The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Management’s assumptions also include projected revenues and operating profit levels, as well as consideration of any other factors that may indicate potential impairment.

In the fourth quarter of fiscal 2013, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. We believe our assumptions and judgments used in estimating cash flows and determining fair value were reasonable. However, making changes to such assumptions and judgments could materially affect our impairment analyses and future results of operations, including an impairment charge that could be material.

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

A 10% change in our warranty liability at December 28, 2013, would have affected net income by approximately $273,000 in 2013.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Revenue Recognition
Revenue is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes. Amounts billed to customers for delivery and set up are included in net sales. Revenue is reported net of estimated sales returns and excludes sales taxes.

We accrue for sales returns at the time revenue is recognized and charge actual returns against the liability when they are received. Our general return policy is to accept returns during a 100-night trial period. We estimate future projected returns based on historical return rates.

Our estimates of sales returns contain uncertainties as actual sales return rates may vary from expected rates, resulting in adjustments to net sales in future periods. These adjustments could have an adverse effect on future results of operations.

We have not made any material changes in the accounting methodology used to establish our sales returns allowance during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our sales returns allowance. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to additional losses or gains in future periods. A 10% change in our sales returns allowance at December 28, 2013 would have affected net income by approximately $621,000 in 2013.

Recent Accounting Pronouncements

None currently applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of December 28, 2013 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of December 28, 2013, we had no borrowings under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Select Comfort Corporation
Minneapolis, Minnesota

We have audited the internal control over financial reporting of Select Comfort Corporation and subsidiaries (the “Company”) as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained, in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 28, 2013, of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Select Comfort Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries (the “Company”) as of December 28, 2013, and December 29, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2013, and December 29, 2012, and the results of their operations and their cash flows for the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 21, 2014

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 28, 2013 and December 29, 2012
(in thousands, except per share amounts)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$58,223	$87,915
Marketable debt securities – current	52,159	51,264
Accounts receivable, net of allowance for doubtful accounts of $425 and $348, respectively	14,979	16,613
Inventories	40,152	35,564
Prepaid expenses	9,216	4,299
Deferred income taxes	6,936	5,401
Other current assets	7,874	9,522
Total current assets	189,539	210,578

Non-current assets:
Marketable debt securities – non-current	34,632	38,642
Property and equipment, net	129,542	79,356
Goodwill and intangible assets, net	16,823	2,881
Deferred income taxes	4,943	8,511
Other assets	6,286	2,053
Total assets	$381,765	$342,021

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,391	$67,703
Customer prepayments	15,392	15,194
Accrued sales returns	9,433	5,330
Compensation and benefits	15,242	21,597
Taxes and withholding	12,517	9,282
Other current liabilities	11,207	13,955
Total current liabilities	137,182	133,061

Non-current liabilities:
Warranty liabilities	1,567	1,457
Other long-term liabilities	17,796	13,806
Total liabilities	156,545	148,324

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 54,901 and 55,903 shares issued and outstanding, respectively	549	559
Additional paid-in capital	5,382	33,923
Retained earnings	219,276	159,195
Accumulated other comprehensive income	13	20
Total shareholders’ equity	225,220	193,697
Total liabilities and shareholders’ equity	$381,765	$342,021

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share amounts)

	2013	2012	2011
Net sales	$960,171	$934,978	$743,203
Cost of sales	358,416	338,432	272,858
Gross profit	601,755	596,546	470,345

Operating expenses:
Sales and marketing	439,156	398,205	317,502
General and administrative	62,840	66,617	58,106
Research and development	9,478	6,194	4,175
CEO transition (benefit) costs	(534)	5,595	—
Asset impairment charges	127	148	109
Total operating expenses	511,067	476,759	379,892
Operating income	90,688	119,787	90,453
Other income (expense), net	323	218	(33)
Income before income taxes	91,011	120,005	90,420
Income tax expense	30,930	41,911	29,942
Net income	$60,081	$78,094	$60,478

Basic net income per share:
Net income per share – basic	$1.10	$1.41	$1.10
Weighted-average shares – basic	54,866	55,516	55,081
Diluted net income per share:
Net income per share – diluted	$1.08	$1.37	$1.07
Weighted-average shares – diluted	55,803	57,076	56,432

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands)

	2013	2012	2011
Net income	$60,081	$78,094	60,478
Other comprehensive (loss) income – unrealized (loss) gain on available-for-sale marketable debt securities, net of income tax	(7)	(5)	25
Comprehensive income	$60,074	$78,089	60,503

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years ended December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at January 1, 2011	55,455	$555	$36,799	$20,623	$—	$57,977
Net income	—	—	—	60,478	—	60,478
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	25	25
Exercise of common stock options	725	7	4,349	—	—	4,356
Tax effect from stock-based compensation	—	—	1,865	—	—	1,865
Stock-based compensation	204	2	4,969	—	—	4,971
Repurchases of common stock	(30)	—	(371)	—	—	(371)
Other	43	—	90	—	—	90
Balance at December 31, 2011	56,397	$564	$47,701	$81,101	$25	$129,391
Net income	—	—	—	78,094	—	78,094
Other comprehensive income:
Unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	(5)	(5)
Exercise of common stock options	659	7	5,131	—	—	5,138
Tax effect from stock-based compensation	—	—	5,665	—	—	5,665
Stock-based compensation	170	1	10,305	—	—	10,306
Repurchases of common stock	(1,323)	(13)	(34,879)	—	—	(34,892)
Balance at December 29, 2012	55,903	$559	$33,923	$159,195	$20	$193,697
Net income	—	—	—	60,081	—	60,081
Other comprehensive income:
Unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	(7)	(7)
Exercise of common stock options	757	7	7,959	—	—	7,966
Tax effect from stock-based compensation	—	—	1,007	—	—	1,007
Stock-based compensation	160	2	4,230	—	—	4,232
Repurchases of common stock	(1,919)	(19)	(42,053)	—	—	(42,072)
Other	—	—	316	—	$—	316
Balance at December 28, 2013	54,901	$549	$5,382	$219,276	$13	$225,220

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$60,081	$78,094	$60,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,811	20,401	13,543
Stock-based compensation	4,232	10,306	4,971
Net loss on disposals and impairments of assets	24	115	98
Excess tax benefits from stock-based compensation	(3,831)	(6,446)	(2,190)
Deferred income taxes	2,037	3,499	2,839
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,993	(2,705)	(3,935)
Inventories	(3,910)	(10,713)	(5,204)
Income taxes	4,395	4,299	4,445
Prepaid expenses and other assets	(3,169)	(2,382)	(1,976)
Accounts payable	(3,477)	7,114	6,913
Customer prepayments	198	1,665	585
Accrued compensation and benefits	(5,202)	(8,108)	5,167
Other taxes and withholding	(153)	765	1,944
Warranty liabilities	(1,236)	(1,454)	566
Other accruals and liabilities	5,312	6,176	2,802
Net cash provided by operating activities	88,105	100,626	91,046

Cash flows from investing activities:
Purchases of property and equipment	(76,811)	(51,593)	(23,527)
Proceeds from maturities of marketable debt securities	53,565	26,249	10,000
Investments in marketable debt securities	(44,170)	(86,803)	(40,021)
Acquisition of business	(15,500)	—	—
Investment in non-marketable equity securities	(4,500)	—	—
Proceeds from sales of property and equipment	117	45	11
Increase in restricted cash	—	—	(2,650)
Net cash used in investing activities	(87,299)	(112,102)	(56,187)

Cash flows from financing activities:
Repurchases of common stock	(42,072)	(34,892)	(371)
Proceeds from issuance of common stock	7,966	5,138	4,356
Net (decrease) increase in short-term borrowings	(223)	6,494	(795)
Excess tax benefits from stock-based compensation	3,831	6,446	2,190
Debt issuance costs	—	(50)	—
Net cash (used in) provided by financing activities	(30,498)	(16,864)	5,380

Net (decrease) increase in cash and cash equivalents	(29,692)	(28,340)	40,239
Cash and cash equivalents, at beginning of period	87,915	116,255	76,016
Cash and cash equivalents, at end of period	$58,223	$87,915	$116,255

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$24,253	$34,181	$23,778
Interest paid	$34	$81	$113
Capital lease obligations incurred	$—	$—	$83
Purchases of property and equipment included in accounts payable	$3,465	$3,817	$1,486

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

Select Comfort Corporation and our 100%-owned subsidiaries (“Select Comfort” or the “Company”) are the exclusive manufacturer, marketer, retailer and servicer of the revolutionary Sleep Number bed, which allows individuals to adjust the firmness and support on each side at the touch of a button. We offer further individualization through our new sleep tracking technology, SleepIQTM, and a solutions-focused line of Sleep Number pillows, sheets, adjustable bases, and other bedding products, including the innovative DualTempTM temperature-balancing layer.

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

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends are as follows: fiscal 2013 ended December 28, 2013; fiscal 2012 ended December 29, 2012; and fiscal 2011 ended December 31, 2011. Fiscal years 2013, 2012 and 2011 each had 52 weeks.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods. Our critical accounting policies consist of stock-based compensation, asset impairment charges, goodwill and indefinite-lived intangible assets, warranty liabilities and revenue recognition.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in our consolidated balance sheets and in net (decrease) increase in short-term borrowings in the financing activities section of our consolidated statements of cash flows. Book overdrafts totaled $13.4 million and $13.5 million at December 28, 2013, and December 29, 2012, respectively.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

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

Concentration of Credit Risk

Our investment policy’s primary focus is to preserve principal and maintain adequate liquidity. Our investment policy addresses the concentration of credit risk by limiting the concentration in certain investment types. Our exposure to a concentration of credit risk consists primarily of cash, cash equivalents and investments. We place our cash with high-credit quality financial institutions. We currently hold investments in U.S. government and agency securities, corporate debt securities and municipal bonds. We believe no significant concentration of credit risk exists with respect to our cash, cash equivalents and investments.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Goodwill and Intangible Assets, Net

Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company's net identifiable assets. Our intangible assets include developed technologies, trade names/trademarks and customer relationships. Definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from 7-17 years.

Asset Impairment Charges

We review our long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated fair value plus net proceeds expected from disposition of the asset (if any). When we recognize an impairment loss, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. We review retail store assets for potential impairment based on historical cash flows, lease termination provisions and expected future retail store operating results.

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually or when there are indicators of impairment using a fair value approach. Our test for goodwill impairment is performed at least annually or when there are any indicators of impairment. The FASB's guidance allows us to perform either a quantitative assessment or a qualitative assessment before calculating the fair value of a reporting unit. We have elected to perform the quantitative assessment. The quantitative goodwill impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. Based on our 2013 quantitative assessment, we determined there was no impairment. Other indefinite-lived intangible assets are assessed for impairment at least annually, or when there are any indicators of impairment, by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess.

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

Warranty Liabilities

We provide a 25-year limited warranty on our beds. The customer participates over the last 23 years of the warranty period by paying a portion of the retail value of replacement parts. The estimated warranty costs, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred by us and are adjusted for any current trends as appropriate. Actual warranty claim costs could differ from these estimates. We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2013	2012	2011
Balance at beginning of period	$4,858	$6,310	$5,744
Additions charged to costs and expenses for current-year sales	4,603	4,114	4,232
Deductions from reserves	(6,070)	(5,094)	(4,750)
Changes in liability for pre-existing warranties during the current year, including expirations(1)	230	(472)	1,084
Acquired warranty reserve	532	—	—
Balance at end of period	$4,153	$4,858	$6,310

(1)	Includes $1.6 million increase for customer-service reserves established during 2011.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

We accept sales returns after a 100-night trial period. The accrued sales returns estimate is based on historical return rates and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

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

Rent expense is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in other current liabilities or other long-term liabilities, as appropriate. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. At December 28, 2013, and December 29, 2012, deferred rent included in other current liabilities in our consolidated balance sheets was $0.5 million and $1.1 million, respectively, and deferred rent included in other long-term liabilities in our consolidated balance sheets was $5.5 million and $4.6 million, respectively.

Leasehold improvements that are funded by landlord incentives or allowances under an operating lease are recorded as deferred lease incentives, in other current liabilities or other long-term liabilities, as appropriate and amortized as reductions to rent expense over the lease term. At December 28, 2013, and December 29, 2012, deferred lease incentives included in other current liabilities in our consolidated balance sheets were $2.0 million and $1.5 million, respectively, and deferred lease incentives included in other long-term liabilities in our consolidated balance sheets were $7.2 million and $5.0 million, respectively.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

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

Advertising Costs

We incur advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $144.8 million, $126.9 million and $91.6 million in 2013, 2012 and 2011, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheets were $6.2 million and $0.3 million as of December 28, 2013, and December 29, 2012, respectively.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $6.8 million and $4.6 million at December 28, 2013, and December 29, 2012, respectively. At December 28, 2013, and December 29, 2012, $3.3 million and $2.3 million, respectively, were included in compensation and benefits and $3.5 million and $2.3 million, respectively, were included in other long-term liabilities in our consolidated balance sheets. At December 28, 2013 and December 29, 2012, we had a restricted deposit of $2.7 million with our insurer that serves as collateral for our workers’ compensation insurance obligations and was included in other current assets in our consolidated balance sheets.

Software Capitalization

For software developed or obtained for internal use, we capitalize direct external costs associated with developing or obtaining internal-use software. In addition, we also capitalize certain payroll and payroll-related costs for employees who are directly associated with the development of such applications. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time depreciation commences. We expense any data conversion or training costs as incurred.

Stock-Based Compensation

We record stock-based compensation expense based on the award’s fair value at the grant date and the awards that are expected to vest. We recognize stock-based compensation expense over the period during which an employee is required to provide services in exchange for the award. We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options and resulting compensation expense. The most significant inputs into the Black-Scholes-Merton option-pricing model are exercise price, our estimate of expected stock price volatility and the weighted-average expected life of the options. We reduce compensation expense by estimated forfeitures. Forfeitures are estimated using historical experience and projected employee turnover. We include as part of cash flows from financing activities the benefit of tax deductions in excess of recognized stock-based compensation expense.

See Note 10, Shareholders’ Equity, for additional information on stock-based compensation.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

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

Net Income Per Share

We calculate basic net income per share by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. We calculate diluted net income per share based on the weighted-average number of common shares outstanding adjusted by the number of potentially dilutive common shares as determined by the treasury stock method. Potentially dilutive shares consist of stock options and restricted stock.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at December 28, 2013, and December 29, 2012, according to the valuation techniques we used to determine their fair value (in thousands):

	December 28, 2013
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$15,011	$—	$—	$15,011
Corporate bonds	—	20,300	—	20,300
U.S. Agency bonds	—	12,025	—	12,025
Municipal bonds	—	4,823	—	4,823
	15,011	37,148	—	52,159
Marketable debt securities – non-current
U.S. Treasury securities	8,978	—	—	8,978
Corporate bonds	—	15,484	—	15,484
U.S. Agency bonds	—	7,498	—	7,498
Municipal bonds	—	2,672	—	2,672
	8,978	25,654	—	34,632
	$23,989	$62,802	$—	$86,791

	December 29, 2012
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,538	$—	$—	$17,538
Corporate bonds	—	21,549	—	21,549
U.S. Agency bonds	—	7,586	—	7,586
Municipal bonds	—	4,591	—	4,591
	17,538	33,726	—	51,264
Marketable debt securities – non-current
U.S. Treasury securities	15,004	—	—	15,004
Corporate bonds	—	10,359	—	10,359
U.S. Agency bonds	—	10,056	—	10,056
Municipal bonds	—	3,223	—	3,223
	15,004	23,638	—	38,642
	$32,542	$57,364	$—	$89,906

At December 28, 2013, and December 29, 2012, we had $1.1 million and $1.6 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets. We also had corresponding deferred compensation plan liabilities of $1.1 million and $1.6 million at December 28, 2013, and December 29, 2012, respectively, which are included in other long-term liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

(3) Purchase of Comfortaire

On January 17, 2013, we completed the purchase of the business and assets of Comfortaire Corporation, a manufacturer and marketer of adjustable air-supported sleep systems. We purchased Comfortaire to advance our innovation leadership in individualized comfort. The acquisition price was $15.5 million. Comfortaire Corporation was a privately held company with 2012 net sales of $10.5 million. The purchase of Comfortaire's business and assets did not have a significant impact on our consolidated results of operations, cash flows or financial position.

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

Identifiable intangible assets and the associated estimated useful lives are as follows (in thousands):

	Estimated
	Useful Life
Developed technologies	10 years	$4,829
Customer relationships	7 years	2,413
Trade name/trademarks	Indefinite-Lived	1,396
		$8,638

(4) Investments

Marketable Debt Securities

Investments in marketable debt securities were comprised of the following (in thousands):

	December 28, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$23,975	$15	$(1)	$23,989
Corporate bonds	35,804	3	(23)	35,784
U.S. Agency bonds	19,517	10	(4)	19,523
Municipal bonds	7,474	23	(2)	7,495
	$86,770	$51	$(30)	$86,791

	December 29, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. Treasury securities	$32,518	$24	$—	$32,542
Corporate bonds	31,929	2	(23)	31,908
U.S. Agency bonds	17,632	11	(1)	17,642
Municipal bonds	7,794	20	—	7,814
	$89,873	$57	$(24)	$89,906

 (1) See Note 2 for discussion of fair value measurements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Maturities of marketable debt securities were as follows (in thousands):

	December 28, 2013		December 29, 2012
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
Marketable debt securities – current (due in less than one year)	$52,122	$52,159	$51,238	$51,264
Marketable debt securities – non-current (due in one to two years)	34,648	34,632	38,635	38,642
	$86,770	$86,791	$89,873	$89,906

 (1) See Note 2 for discussion of fair value measurements.

During 2013, 2012 and 2011, respectively, $53.3 million, $26.0 million and $10.0 million of marketable debt securities matured and were redeemed at face value. During 2013, there were no other-than-temporary declines in market value.

Other Investments

During 2013, we made a minority equity investment in one of our strategic product-development partners. The carrying value of this investment at December 28, 2013 using the cost method is $4.5 million and is included in other assets on our consolidated balance sheet.

(5) Inventories

Inventories consisted of the following (in thousands):

	December 28, 2013	December 29, 2012
Raw materials	$7,118	$5,089
Work in progress	505	236
Finished goods	32,529	30,239
	$40,152	$35,564

Our finished goods inventory, as of December 28, 2013, was comprised of $13.4 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $11.3 million of finished components that were ready for assembly for the completion of beds, and $7.8 million of retail accessories.

Our finished goods inventory, as of December 29, 2012, was comprised of $12.6 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $10.8 million of finished components that were ready for assembly for the completion of beds, and $6.8 million of retail accessories.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(6) Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 28, 2013	December 29, 2012
Land	$1,999	$1,999
Leasehold improvements	84,659	78,764
Furniture and equipment	46,226	26,957
Production machinery, computer equipment and software	106,072	89,183
Property under capital lease	1,672	1,672
Construction in progress	32,670	12,838
Less: Accumulated depreciation and amortization	(143,756)	(132,057)
	$129,542	$79,356

During 2013, 2012 and 2011, we recorded asset impairment charges of $0.1 million. The impairment charges in 2013 and 2012 were primarily related to computer software and certain retail store assets. The impairment charges in 2011 were primarily related to underperforming retail stores’ assets.

(7) Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

The following is a roll forward of goodwill and indefinite-lived trade name/trademarks (in thousands):

	Twelve Months Ended		Twelve Months Ended
	December 28, 2013		December 29, 2012
	Goodwill	Indefinite-Lived Trade Name/ Trademarks	Goodwill	Indefinite-Lived Trade Name/ Trademarks

Beginning balance	$2,850	$—	$2,850	$—
Comfortaire purchase	6,113	1,396	—	—
Ending balance	$8,963	$1,396	$2,850	$—

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	December 28, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies(1)	$5,231	$850	$402	$371
Customer relationships(1)	2,413	330	—	—
Trade names/trademarks	101	101	101	101
	$7,745	$1,281	$503	$472

(1) On January 17, 2013, in connection with the purchase of the business and assets of Comfortaire, we acquired definite-lived intangible assets, including developed technologies of $4.8 million and customer relationships of $2.4 million.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Amortization expense for definite-lived intangible assets for 2013, 2012 and 2011 was $0.8 million, $18 thousand and $23 thousand, respectively. Annual amortization expense for definite-lived intangible assets is expected to be $0.8 million for each of the next five years.

See Note 3, Purchase of Comfortaire, for details regarding our purchase of the business and assets of Comfortaire.

(8) Leases

Rent expense was as follows (in thousands):

Facility Rents:	2013	2012	2011
Minimum rents	$41,816	$36,104	$32,928
Contingent rents	5,779	9,813	6,480
Total	$47,595	$45,917	$39,408

Equipment Rents	$2,694	$2,627	$2,469

The aggregate minimum rental commitments under operating leases for subsequent years are as follows (in thousands):

2014	$44,549
2015	39,691
2016	36,125
2017	31,101
2018	20,425
Thereafter	45,104
Total future minimum lease payments	$216,995

(9) Debt

Credit Agreement

Our $20.0 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as amended, is an unsecured revolving credit facility that matures on August 31, 2016. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval.

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

At both December 28, 2013, and December 29, 2012, we had no borrowings and $20.0 million was available under the Credit Agreement. We had no outstanding letters of credit as of December 28, 2013 or December 29, 2012.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(10) Shareholders’ Equity

Stock-Based Compensation Plans

We compensate officers, directors and key employees with stock-based compensation under three stock plans approved by our shareholders in 1997, 2004 and 2010 and administered under the supervision of our Board of Directors (“Board”). At December 28, 2013, a total of 5,956,000 shares were available for future grant under the 2010 stock plan.

Total stock-based compensation expense for 2013, 2012 and 2011, was as follows (in thousands):

	2013	2012	2011
Stock options	$2,698	$3,688	$2,721
Stock awards	1,534	6,618	2,250
Total stock-based compensation expense(1)	4,232	10,306	4,971
Income tax benefit	1,447	3,576	1,710
Total stock-based compensation expense, net of tax	$2,785	$6,730	$3,261

(1) Includes $(0.5) million and $5.6 million of CEO transition (benefit) costs in 2013 and 2012, respectively. See CEO Transition Costs on page 57.

Stock Options

Stock option awards are granted at exercise prices equal to the closing price of our stock on the grant date. Generally, options vest proportionally over periods of two to four years and expire after 10 years. Compensation expense is recognized ratably over the vesting period.

A summary of our stock option activity for the year ended December 28, 2013 was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 29, 2012	2,889	$15.92	5.0	$26,109
Granted	265	20.67
Exercised	(757)	10.52
Canceled/Forfeited	(643)	24.66
Outstanding at December 28, 2013	1,754	$15.77	5.6	$11,812

Exercisable at December 28, 2013	1,185	$13.62	4.3	$10,180

Vested and expected to vest at December 28, 2013	1,707	$15.66	5.5	$11,645

(1)	Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

Other information pertaining to options for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 is as follows (in thousands, except per share amounts):

	2013	2012	2011
Weighted-average grant date fair value of stock options granted	$10.57	$14.28	$10.91
Total intrinsic value (at exercise) of stock options exercised	$7,726	$12,724	$8,295

Cash received from the exercise of stock options for the fiscal year ended December 28, 2013 was $8.0 million. Our tax benefit related to the exercise of stock options for the fiscal year ended December 28, 2013 was $2.9 million.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

At December 28, 2013, there was $4.2 million of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 2.0 years.

Determining Fair Value

We estimated the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach. Descriptions of significant assumptions used to estimate the expected volatility, risk-free interest rate and expected term are as follows:

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

The assumptions used to calculate the fair value of awards granted during 2013, 2012 and 2011 using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2013	2012	2011
Expected dividend yield	0%	0%	0%
Expected volatility	61%	63%	78%
Risk-free interest rate	0.9%	1.1%	1.9%
Expected term (in years)	5.7	5.6	5.0

Stock Awards

We issue stock awards to certain employees in conjunction with our stock-based compensation plan. The stock awards generally vest from two to four years based on continued employment (“time based”). Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on a straight-line basis over the vesting period. Performance stock awards are time based, however, the final number of shares earned and the related compensation expense is adjusted up or down to the extent the performance target is met as of the last day of the performance period. The actual number of shares that will ultimately vest ranges from 0% to 150% of the targeted amount. For performance stock awards granted in 2013, the performance targets are net sales and operating margin and the performance period is fiscal 2015. For performance stock awards granted in 2012, the performance target is actual market share growth and the performance period is from January 2012 through December 2014. For performance stock awards granted in 2011, the performance targets were actual market share growth and free cash flow, and the performance period was from January 2011 through December 2013. The actual number of shares that will ultimately vest upon completion of the service period for the 2011 performance stock awards will be 93% of the targeted amount. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Stock award and performance stock award activity was as follows for the year ended December 28, 2013 (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 29, 2012	255	$13.62	554	$11.47
Granted	88	20.39	119	19.28
Vested	(87)	5.50	(182)	0.97
Canceled/Forfeited	(17)	16.69	(30)	15.05
Outstanding at December 28, 2013	239	$18.86	461	$17.39

At December 28, 2013, there was $4.0 million of unrecognized compensation expense related to non-vested stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.

Repurchases of Common Stock

Repurchases of our common stock for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 were as follows (in thousands):

	2013	2012	2011
Amount repurchased under Board-approved share repurchase program	$40,037	$30,023	$—
Amount repurchased in connection with the vesting of employee restricted stock grants	2,035	4,869	371
Total amount repurchased	$42,072	$34,892	$371

As of December 28, 2013, the remaining authorization under our Board-approved share repurchase program was $136.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

CEO Transition Costs

In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer, would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. As a result of these modifications, we recorded incremental non-cash compensation of $5.6 million ($3.7 million, net of income tax) in 2012. The performance stock awards are subject to applicable performance adjustments through 2014 based on free cash flow and actual market share growth versus performance targets. During 2013, we recorded a non-cash compensation benefit of $0.5 million ($0.4 million, net of income tax) resulting from performance-based stock award adjustments.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Net Income per Common Share

The components of basic and diluted net income per share are as follows (in thousands, except per share amounts):

	2013	2012	2011
Net income	$60,081	$78,094	$60,478

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	54,866	55,516	55,081
Effect of dilutive securities:
Options	554	1,059	821
Restricted shares	383	501	530
Diluted weighted-average shares outstanding	55,803	57,076	56,432

Net income per share – basic	$1.10	$1.41	$1.10
Net income per share – diluted	$1.08	$1.37	$1.07

Additional potential dilutive stock options totaling 1,288,000, 272,000 and 1,537,000 for 2013, 2012 and 2011, respectively, have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

(11) Other Income (Expense), Net

Other income (expense), net, consisted of the following (in thousands):

	2013	2012	2011
Interest income	$375	$310	155
Interest expense	(52)	(92)	(188)
Other income (expense), net	$323	$218	$(33)

(12) Income Taxes

Income tax expense consisted of the following (in thousands):

Current:	2013	2012	2011
Federal	$25,091	$34,993	$23,481
State	3,802	3,419	3,622
	28,893	38,412	27,103
Deferred:
Federal	1,953	2,176	2,434
State	84	1,323	405
	2,037	3,499	2,839
Income tax expense	$30,930	$41,911	$29,942

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The following table provides a reconciliation between the statutory federal income tax rate and our effective income tax rate:

	2013	2012	2011
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	2.9	3.2
Manufacturing deduction	(3.2)	(3.1)	(2.9)
Changes in unrecognized tax benefits	0.3	(0.2)	(0.8)
Other	(1.1)	0.3	(1.4)
Effective income tax rate	34.0%	34.9%	33.1%

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2010 or state income tax examinations prior to 2009.

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

Deferred tax assets:	2013	2012
Current:
Warranty and returns liabilities	$4,376	$3,040
Compensation and benefits	1,379	1,448
Deferred rent and lease incentives	857	867
Other	539	246
Long-term:
Stock-based compensation	5,944	8,061
Deferred rent and lease incentives	4,524	3,237
Warranty liabilities	605	563
Net operating loss and capital loss carryforwards	827	1,339
Other	1,111	459
Total gross deferred tax assets	20,162	19,260
Valuation allowance	(587)	(647)
Total deferred tax assets after valuation allowance	19,575	18,613
Deferred tax liabilities:
Long-term:
Property and equipment	7,696	4,701
Total gross deferred tax liabilities	7,696	4,701
Net deferred tax assets	$11,879	$13,912

At December 28, 2013, we had net operating loss carryforwards for state income tax purposes of $5.0 million which will expire between 2014 and 2033.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Unrecognized Tax Benefits

Reconciliations of the beginning and ending amounts of unrecognized tax benefits for 2013, 2012 and 2011 were as follows (in thousands):

	Federal and State Tax
	2013	2012	2011
Beginning balance	$213	$425	$1,354
Increases related to current-year tax positions	149	18	292
Increases related to prior-year tax positions	112	—	355
Decreases related to prior-year tax positions	—	(230)	—
Settlements with taxing authorities	—	—	(1,506)
Lapse of statute of limitations	—	—	(70)
Ending balance	$474	$213	$425

As of December 28, 2013, we had $0.5 million of unrecognized tax benefits, which if recognized, would affect our effective tax rate. As of December 29, 2012, we had $0.2 million of unrecognized tax benefits, which if recognized, would affect our effective tax rate. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.

In 2013, 2012 and 2011, we included $21 thousand, $20 thousand and $(0.2) million, respectively, of net penalties and interest in income tax expense. At December 28, 2013, and December 29, 2012, we had accrued interest and penalties of $22 thousand and $0.1 million, respectively.

(13) Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2013, 2012 and 2011, our contributions, net of forfeitures, were $3.0 million, $2.5 million and $1.8 million, respectively.

(14) Commitments and Contingencies

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

On August 23, 2013, we filed a complaint in U.S. District Court in the District of Minnesota against Gentherm, Inc. seeking a declaratory judgment that Select Comfort be named as an assignee of certain patents asserted against Select Comfort by Gentherm or in the alternative that the asserted patents are not enforceable or are invalid or that Select Comfort and its products do not infringe any valid claim of the asserted patents. This complaint was filed after Gentherm asserted in a letter that Select Comfort’s recently introduced DualTemp™ layer product infringed certain patents owned by Gentherm. Subsequently, Gentherm filed counterclaims alleging infringement of its patents and seeking various legal and equitable remedies, including injunctive relief, treble damages and attorney’s fees. We believe the claims asserted by Gentherm are without merit, and we intend to vigorously pursue our claims and defend the claims asserted by Gentherm.

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

Commitments

As of December 28, 2013, we had $4.8 million of inventory purchase commitments with our suppliers as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not currently expect any payments under these provisions. At December 28, 2013, we had entered into 32 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to ten years, which if consummated based on current cost estimates, would approximate $30.9 million over the initial lease term. The minimum rentals for these lease commitments have been included in the future minimum lease payments in Note 8, Leases.

(15) Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of our quarterly results for 2013 and 2012. Figures are in thousands except earnings per share amounts. Amounts may not add due to rounding differences.

2013	First	Second	Third	Fourth	Fiscal Year
Net sales	$258,237	$207,391	$263,689	$230,854	$960,171
Gross profit	163,416	131,398	166,420	140,521	601,755
Operating income	35,227	15,107	30,699	9,655	90,688
Net income	23,471	9,926	20,259	6,425	60,081
Net income per share – diluted	0.42	0.18	0.36	0.12	1.08

2012	First	Second	Third	Fourth	Fiscal Year
Net sales	$262,383	$205,219	$246,817	$220,559	$934,978
Gross profit	164,299	131,571	160,729	139,947	596,546
Operating income	34,296	25,852	40,225	19,414	119,787
Net income	22,417	16,973	26,209	12,495	78,094
Net income per share – diluted	0.39	0.30	0.46	0.22	1.37

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

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 28, 2013. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct applicable to our directors, officers and employees (including our principal executive officer, principal financial officer and principal accounting officer). The Code of Business Conduct is available on the Investor Relations section of our website at www.SleepNumber.com. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer and principal accounting officer, we intend to disclose the same on our website at www.SleepNumber.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 28, 2013:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,754,000	$15.77	5,956,000
Equity compensation plans not approved by security holders	None	Not applicable	None
Total	1,754,000	$15.77	5,956,000

(1)	Includes the Select Comfort Corporation 1997 Stock Incentive Plan, the Select Comfort Corporation 2004 Stock Incentive Plan and the Select Comfort Corporation 2010 Omnibus Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance” in our Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated herein by reference.

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

2.	Form of Nonstatutory Stock Option Award Agreement under the 2004 Stock Incentive Plan

3.	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan

4.	Form of Performance Stock Award Agreement under the 2004 Stock Incentive Plan

5.	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the 2004 Stock Incentive Plan

6.	Select Comfort Corporation Amended and Restated 2010 Omnibus Incentive Plan

7.	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan

8.	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan

9.	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan

10.	Select Comfort Profit Sharing and 401(K) Plan – 2007 Restatement

11.	Select Comfort Executive Investment Plan (July 1, 2012 Restatement)

12.	Employment Letter from the Company to Shelly R. Ibach dated February 9, 2007

13.	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005

14.	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005

15.	Employment Letter from the Company to Mark A. Kimball dated April 22, 1999

16.	Summary of Executive Health Program

17.	Summary of Executive Tax and Financial Planning Program

18.	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan

19.	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan

20.	Summary of Non-Employee Director Compensation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	February 21, 2014	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Wendy L. Schoppert
Wendy L. Schoppert
Chief Financial Officer
(principal financial officer)

		By:	/s/ Robert J. Poirier
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

Name	Title	Date

/s/ Jean-Michel Valette	Chairman of the Board	February 19, 2014
Jean-Michel Valette

/s/ Shelly R. Ibach	Director	February 21, 2014
Shelly R. Ibach

/s/ Daniel Alegre	Director	February 19, 2014
Daniel Alegre

/s/ Stephen L. Gulis, Jr.	Director	February 17, 2014
Stephen L. Gulis, Jr.

/s/ Michael J. Harrison	Director	February 15, 2014
Michael J. Harrison

/s/ David T. Kollat	Director	February 15, 2014
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 18, 2014
Brenda J. Lauderback

/s/ Kathleen L. Nedorostek	Director	February 17, 2014
Kathleen L. Nedorostek

/s/ Michael A. Peel	Director	February 19, 2014
Michael A. Peel

SELECT COMFORT CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 28, 2013

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
Incorporated by reference to Exhibit 10.5 contained in Select Comfort's Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.6 contained in Select Comfort's Annual report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-25121)

10.7	Fifth Amendment to Lease dated August 28, 2006 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-25121)

10.8	Lease Agreement dated as of September 19, 2002 between the Company and Blind John, LLC (as successor to Frastacky (US) Properties Limited Partnership)	Incorporated by reference to Exhibit 10.6 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

Exhibit No.	Description	Method of Filing
10.9	Amendment Three to Lease between Select Comfort Corporation and Blind John, LLC dated February 28, 2012	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed March 2, 2012 (File No. 0-25121)

10.10	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.11	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)

10.12	Select Comfort Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)	Incorporated by reference to Exhibit 10.16 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.13	Form of Nonstatutory Stock Option Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.14	Form of Restricted Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.15	Form of Performance Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.16	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.17	Select Comfort Corporation Amended and Restated 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed May 15, 2013 (File No. 0-25121)

10.18	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.19	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.20	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

Exhibit No.	Description	Method of Filing
10.21	Select Comfort Profit Sharing and 401(K) Plan - 2007 Restatement	Incorporated by reference to Exhibit 10.22 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.22	Select Comfort Executive Investment Plan (July 1, 2012 Restatement)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed July 2, 2012 (File No. 0-25121)

10.23	Employment Letter from the Company to Shelly R. Ibach dated February 9, 2007	Incorporated by reference to Exhibit 10.30 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (File No. 0-25121)

10.24	Employment Letter from the Company to Kathryn V. Roedel dated March 8, 2005	Incorporated by reference to Exhibit 10.17 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.25	Employment Letter from the Company to Wendy L. Schoppert dated March 15, 2005	Incorporated by reference to Exhibit 10.18 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.26	Employment Letter from the Company to Mark A. Kimball dated April 22, 1999	Incorporated by reference to Exhibit 10.25 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

10.27	Summary of Executive Health Program	Incorporated by reference to Exhibit 10.36 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.28	Summary of Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed January 3, 2005 (File No. 0-25121)

10.29	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed August 21, 2008 (File No. 0-25121)

10.30	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.34 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 0-25121).

10.31	Summary of Non-Employee Director Compensation	Filed herewith.

10.32	Master Supply Agreement dated July 16, 2013 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 (File No. 0-25121)

10.33	Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of December 14, 2005 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed December 20, 2005 (File No. 0-25121)

Exhibit No.	Description	Method of Filing

10.34
First Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of April 23, 2007 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation
Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed April 27, 2007 (File No. 0-25121)

10.35
Second Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated as of February 1, 2008 between GE Money Bank and Select Comfort Corporation and Select Comfort Retail Corporation
Incorporated by reference to Exhibit 10.3 contained in Select Comfort's Current Report on Form 8-K filed February 7, 2008 (File No. 0-25121)

10.36	GE Waiver and Consent dated May 21, 2009	Incorporated by reference to Exhibit 10.6 contained in Select Comfort's Current Report on Form 8-K filed May 26, 2009 (File No. 0-25121)

10.37	Ninth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated June 29, 2011 (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed July 6, 2011 (File No. 0-25121)

10.38	Tenth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated July 18, 2011	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed July 22, 2011 (File No. 0-25121)

10.39	Select Comfort Corporation Non-Employee Director Deferral Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed September 16, 2011 (File No. 0-25121)

10.40	Eleventh Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated June 18, 2012 (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed June 20, 2012 (File No. 0-25121)

10.41	Credit Agreement, dated March 26, 2010, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed March 29, 2010 (File No. 0-25121)

10.42	Amendment to Credit Agreement, dated April 23, 2012, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed April 24, 2012 (File No. 0-25121)

10.43	Amendment to Credit Agreement, dated October 15, 2013, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed October 18, 2013 (File No. 0-25121)

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 contained in Select Comfort's Annual Report on Form 10-K filed February 21, 2013 (File No. 0-25121)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on signature page

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)

101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 28, 2013, filed with the SEC on February 21, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012; (ii) Consolidated Statements of Operations for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (iv) Consolidated Statement of Shareholders' Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; and (vi) Notes to Consolidated Financial Statements.
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

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Description	2013	2012	2011
Allowance for doubtful accounts
Balance at beginning of period	$348	$397	$302
Additions charged to costs and expenses	776	246	275
Deductions from reserves	(699)	(295)	(180)
Balance at end of period	$425	$348	$397

Accrued sales returns
Balance at beginning of period	$5,330	$4,402	$2,944
Additions charged to costs and expenses	59,656	44,284	40,449
Deductions from reserves	(55,553)	(43,356)	(38,991)
Balance at end of period	$9,433	$5,330	$4,402