Form 10-Q
period 2014-03-29
SELECT COMFORT CORP
filed 2014-04-25
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 29, 2014

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

As of March 29, 2014, 54,273,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) March 29, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$60,409	$58,223
Marketable debt securities – current	52,147	52,159
Accounts receivable, net of allowance for doubtful accounts of $418 and $425, respectively	15,579	14,979
Inventories	44,590	40,152
Prepaid expenses	7,923	9,216
Deferred income taxes	6,926	6,936
Other current assets	8,613	7,874
Total current assets	196,187	189,539

Non-current assets:
Marketable debt securities – non-current	30,469	34,632
Property and equipment, net	137,567	129,542
Goodwill and intangible assets, net	16,613	16,823
Deferred income taxes	6,396	4,943
Other assets	6,229	6,286
Total assets	$393,461	$381,765

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,385	$73,391
Customer prepayments	20,177	15,392
Accrued sales returns	10,737	9,433
Compensation and benefits	19,493	15,242
Taxes and withholding	16,514	12,517
Other current liabilities	10,410	11,207
Total current liabilities	140,716	137,182

Non-current liabilities:
Warranty liabilities	1,897	1,567
Other long-term liabilities	18,725	17,796
Total liabilities	161,338	156,545

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 54,273 and 54,901 shares issued and outstanding, respectively	543	549
Additional paid-in capital	—	5,382
Retained earnings	231,557	219,276
Accumulated other comprehensive income	23	13
Total shareholders’ equity	232,123	225,220
Total liabilities and shareholders’ equity	$393,461	$381,765

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales	$276,412	$258,237
Cost of sales	105,029	94,821
Gross profit	171,383	163,416

Operating expenses:
Sales and marketing	125,022	109,813
General and administrative	18,896	15,820
Research and development	1,663	2,556
Total operating expenses	145,581	128,189
Operating income	25,802	35,227
Other income, net	102	91
Income before income taxes	25,904	35,318
Income tax expense	8,912	11,847
Net income	$16,992	$23,471

Basic net income per share:
Net income per share – basic	$0.31	$0.43
Weighted-average shares – basic	54,113	55,095
Diluted net income per share:
Net income per share – diluted	$0.31	$0.42
Weighted-average shares – diluted	54,844	56,251

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$16,992	$23,471
Other comprehensive income (loss) – unrealized gain (loss) on available-for-sale marketable debt securities, net of income tax	10	(7)
Comprehensive income	$17,002	$23,464

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 28, 2013	54,901	$549	$5,382	$219,276	$13	$225,220
Net income	—	—	—	16,992	—	16,992
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	10	10
Exercise of common stock options	32	—	411	—	—	411
Tax effect from stock-based compensation	—	—	(166)	—	—	(166)
Stock-based compensation	(80)	—	(108)	—	—	(108)
Repurchases of common stock	(580)	(6)	(5,519)	(4,711)	—	(10,236)
Balance at March 29, 2014	54,273	$543	$—	$231,557	$23	$232,123

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$16,992	$23,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,176	6,661
Stock-based compensation	(108)	432
Net (gain) loss on disposals and impairments of assets	(2)	27
Excess tax benefits from stock-based compensation	(19)	(2,401)
Deferred income taxes	(1,450)	585
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(552)	2,454
Inventories	(4,438)	5,269
Income taxes	3,795	7,534
Prepaid expenses and other assets	1,030	(889)
Accounts payable	3,600	12,955
Customer prepayments	4,785	2,302
Accrued compensation and benefits	4,080	(9,165)
Other taxes and withholding	36	(1,443)
Warranty liabilities	185	(239)
Other accruals and liabilities	1,754	(2,531)
Net cash provided by operating activities	38,864	45,022

Cash flows from investing activities:
Purchases of property and equipment	(16,660)	(14,309)
Proceeds from maturities of marketable debt securities	10,000	5,898
Investments in marketable debt securities	(13,623)	(12,883)
Increase in restricted cash	(500)	—
Proceeds from sales of property and equipment	5	3
Acquisition of business	—	(15,500)
Investment in non-marketable equity securities	—	(1,500)
Net cash used in investing activities	(20,778)	(38,291)

Cash flows from financing activities:
Repurchases of common stock	(10,236)	(10,144)
Net decrease in short-term borrowings	(6,094)	(4,370)
Proceeds from issuance of common stock	411	2,282
Excess tax benefits from stock-based compensation	19	2,401
Net cash used in financing activities	(15,900)	(9,831)

Net increase (decrease) in cash and cash equivalents	2,186	(3,100)
Cash and cash equivalents, at beginning of period	58,223	87,915
Cash and cash equivalents, at end of period	$60,409	$84,815

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended March 29, 2014 of Select Comfort Corporation and 100%-owned subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of March 29, 2014, and December 28, 2013, and the results of operations and cash flows for the periods presented. Our historical and quarterly results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and other recent filings with the SEC.

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

2. Fair Value Measurements

The following tables set forth, by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at March 29, 2014, and December 28, 2013, according to the valuation techniques we used to determine their fair value (in thousands):

	March 29, 2014
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$15,009	$—	$—	$15,009
Corporate bonds	—	20,356	—	20,356
U.S. Agency bonds	—	12,018	—	12,018
Municipal bonds	—	4,764	—	4,764
	15,009	37,138	—	52,147
Marketable debt securities – non-current
U.S. Treasury securities	8,989	—	—	8,989
Corporate bonds	—	10,303	—	10,303
U.S. Agency bonds	—	7,502	—	7,502
Municipal bonds	—	3,675	—	3,675
	8,989	21,480	—	30,469
	$23,998	$58,618	$—	$82,616

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

At March 29, 2014, and December 28, 2013, we had $1.1 million and $1.1 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets. We also had corresponding deferred compensation plan liabilities of $1.1 million and $1.1 million at March 29, 2014, and December 28, 2013, respectively, which are included in other long-term liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Investments

Marketable Debt Securities

Investments in marketable debt securities were comprised of the following (in thousands):

	March 29, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$23,979	$19	$—	$23,998
Corporate bonds	30,669	5	(15)	30,659
U.S. Agency bonds	19,516	10	(6)	19,520
Municipal bonds	8,414	25	—	8,439
	$82,578	$59	$(21)	$82,616

	December 28, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$23,975	$15	$(1)	$23,989
Corporate bonds	35,804	3	(23)	35,784
U.S. Agency bonds	19,517	10	(4)	19,523
Municipal bonds	7,474	23	(2)	7,495
	$86,770	$51	$(30)	$86,791

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Maturities of marketable debt securities were as follows (in thousands):

	March 29, 2014		December 28, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable debt securities – current (due in less than one year)	$52,112	$52,147	$52,122	$52,159
Marketable debt securities – non-current (due in one to two years)	30,466	30,469	34,648	34,632
	$82,578	$82,616	$86,770	$86,791

During the three months ended March 29, 2014 and March 30, 2013, respectively, $10.0 million and $5.8 million of marketable debt securities matured and were redeemed at face value. During the three months ended March 29, 2014, there were no other-than-temporary declines in market value.

Other Investments

During 2013, we made a minority equity investment in one of our strategic product-development partners. The carrying value of this investment at March 29, 2014 and December 28, 2013 using the cost method is $4.5 million and is included in other assets on our condensed consolidated balance sheets.

4. Inventories

Inventories consisted of the following (in thousands):

	March 29, 2014	December 28, 2013
Raw materials	$8,234	$7,118
Work in progress	507	505
Finished goods	35,849	32,529
	$44,590	$40,152

5. Goodwill and Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets

The following is a roll forward of goodwill and indefinite-lived trade name/trademarks (in thousands):

	Three Months Ended		Three Months Ended
	March 29, 2014		March 30, 2013
	Goodwill	Indefinite-Lived Trade Name/ Trademarks	Goodwill	Indefinite-Lived Trade Name/ Trademarks
Beginning balance	$8,963	$1,396	$2,850	$—
Comfortaire purchase	—	—	6,157	1,396
Ending balance	$8,963	$1,396	$9,007	$1,396

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	March 29, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$5,231	$974	$5,231	$850
Customer relationships	2,413	416	2,413	330
Trade names/trademarks	101	101	101	101
	$7,745	$1,491	$7,745	$1,281

Amortization expense for definite-lived intangible assets for the three months ended March 29, 2014 and March 30, 2013 was $0.2 million and $0.1 million, respectively.

6. Debt

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

At both March 29, 2014, and December 28, 2013, $20.0 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. We had no outstanding letters of credit as of March 29, 2014 or December 28, 2013.

7. Repurchase of Common Stock

Repurchases of our common stock for the three months ended March 29, 2014 and March 30, 2013 were as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Amount repurchased under Board-approved share repurchase program	$10,011	$10,009
Amount repurchased in connection with the vesting of employee restricted stock grants	225	135
Total amount repurchased	$10,236	$10,144

As of March 29, 2014, the remaining authorization under our Board of Directors ("Board") approved share repurchase program was $126.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under two stock plans approved by our shareholders in 2004 and 2010 and administered under the supervision of our Board. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period.

Stock-based compensation (benefit) expense for the three months ended March 29, 2014 and March 30, 2013, was as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Options	$235	$545
Restricted shares	(343)	(113)
Total stock-based compensation (benefit) expense(1)	(108)	432
Income tax expense (benefit)	37	(148)
Total stock-based compensation (benefit) expense, net of tax	$(71)	$284

(1) The three months ended March 29, 2014 includes a $1.2 million benefit related to a change in estimated forfeitures due to employee turnover during the quarter. The three months ended March 30, 2013 includes $0.4 million of CEO transition benefit.

9. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended March 29, 2014 and March 30, 2013 our contributions, net of forfeitures, were $0.9 million and $0.7 million, respectively.

10. Other Income, Net

Other income, net, consisted of the following (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Interest income	$112	$105
Interest expense	(10)	(14)
Other income, net	$102	$91

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$16,992	$23,471

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	54,113	55,095
Effect of dilutive securities:
Options	353	690
Restricted shares	378	466
Diluted weighted-average shares outstanding	54,844	56,251

Net income per share – basic	$0.31	$0.43
Net income per share – diluted	$0.31	$0.42

Additional potentially dilutive stock options totaling 0.7 million and 1.0 million for the three months ended March 29, 2014 and March 30, 2013, respectively, have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

12. Commitments and Contingencies

Sales Returns

The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period, and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance at beginning of year	$9,433	$5,330
Additions that reduce net sales	19,021	12,963
Deductions from reserves	(17,717)	(13,230)
Acquired sales return reserve(1)	—	50
Balance at end of period	$10,737	$5,113

(1) Acquired sales return reserve resulted from the acquisition of Comfortaire Corporation in the first quarter of fiscal 2013.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warranty Liabilities

We provide a 25-year limited warranty on our beds. The customer participates over the last 23 years of the warranty period by paying a portion of the retail value of replacement parts. The estimated warranty costs, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claims rates incurred by us and are adjusted for any current trends as appropriate. Actual warranty claim costs could differ from these estimates. We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance at beginning of year	$4,153	$4,858
Additions charged to costs and expenses for current-year sales	1,568	1,469
Deductions from reserves	(1,536)	(1,403)
Changes in liability for pre-existing warranties during the current year, including expirations	153	(306)
Acquired warranty reserve(1)	—	658
Balance at end of period	$4,338	$5,276

(1) Acquired warranty reserve resulted from the acquisition of Comfortaire Corporation in the first quarter of fiscal 2013.

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

•	Availability of attractive and cost-effective consumer credit options;

•	Pending and unforeseen litigation and the potential for adverse publicity associated with litigation;

•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities;

•	Risks of disruption in the operation of either of our two primary manufacturing facilities;

•	Increasing government regulation;

•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;

•	The costs and potential disruptions to our business related to upgrading our management information systems, including the digital platform supporting our website;

•	Our ability to attract, retain and motivate qualified management, executive and other key employees, including qualified retail sales professionals and managers; and

•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

Our vision is to become one of the world’s most beloved brands by delivering an Unparalleled Sleep Experience. We plan to achieve this by executing our consumer brand strategy to advance our long-term goals and strengthen our competitive advantages.

Our long-term goals are:

•	Everyone will know Sleep Number®;

•	Innovative Sleep Number® products will deliver meaningful benefits;

•	Customers will easily find and interact with Sleep Number;

•	Customers will enthusiastically recommend Sleep Number; and

•	We will leverage our business model to fund innovation and growth.

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

Highlights

Financial highlights for the three months ended March 29, 2014 were as follows:

•
Net sales increased 7% to $276.4 million, compared with $258.2 million for the same period one year ago. Company-Controlled comparable sales increased 2%. The net sales increase was primarily driven by sales from 32 net new stores opened in the past 12 months.

•	Retail sales-per-store (for stores open at least one year), on a trailing twelve-month basis, of $2.1 million were in line with sales-per-store in the comparable period one year ago.

•
Operating income decreased to $25.8 million, or 9.3% of net sales, compared with $35.2 million, or 13.6% of net sales, for the same period one year ago. The decline in operating income was primarily driven by a 1.3 percentage point (ppt.) decrease in our gross profit rate and a 2.7 ppt. increase in our sales and marketing expense rate. See page 18 for additional details.

Index

•	Net income decreased 28% to $17.0 million, or $0.31 per diluted share, compared with net income of $23.5 million, or $0.42 per diluted share, for the same period one year ago.

•	Cash provided by operating activities totaled $38.9 million for the three months ended March 29, 2014, compared with $45.0 million for the same period one year ago.

•
At March 29, 2014, cash, cash equivalents and marketable debt securities totaled $143.0 million and we had no borrowings under our revolving credit facility. In the first quarter of 2014, we repurchased 566,543 shares of our common stock under our Board-approved share repurchase program at a cost of $10.0 million ($17.67 per share). As of March 29, 2014, the remaining authorization under our Board-approved share repurchase program was $126.7 million.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	March 29, 2014		March 30, 2013
Net sales	$276.4	100.0%	$258.2	100.0%
Cost of sales	105.0	38.0%	94.8	36.7%
Gross profit	171.4	62.0%	163.4	63.3%

Operating expenses:
Sales and marketing	125.0	45.2%	109.8	42.5%
General and administrative	18.9	6.8%	15.8	6.1%
Research and development	1.7	0.6%	2.6	1.0%
Total operating expenses	145.6	52.7%	128.2	49.6%
Operating income	25.8	9.3%	35.2	13.6%
Operating income – as adjusted (1)	25.8	9.3%	34.8	13.5%
Other income, net	0.1	0.0%	0.1	0.0%
Income before income taxes	25.9	9.4%	35.3	13.7%
Income tax expense	8.9	3.2%	11.8	4.6%
Net income	$17.0	6.1%	$23.5	9.1%
Net income – as adjusted (1)	$17.0	6.1%	$23.2	9.0%

Net income per share:
Basic	$0.31		$0.43
Diluted	$0.31		$0.42
Diluted – as adjusted (1)	$0.31		$0.41

Weighted-average number of common shares:
Basic	54.1		55.1
Diluted	54.8		56.3

(1)
This non-GAAP measure is not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 20 for a reconciliation of this non-GAAP measure to the appropriate GAAP measure.

GAAP – generally accepted accounting principles

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Company-Controlled channel	96.1%	94.8%
Wholesale/Other channel	3.9%	5.2%
Total	100.0%	100.0%

Index

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Sales change rates:
Retail comparable-store sales(1)	2%	(8%)
Direct and E-Commerce	2%	(18%)
Company-Controlled comparable sales change	2%	(9%)
Net store openings/closings	7%	6%
Total Company-Controlled channel	9%	(3%)
Wholesale/Other channel	(21%)	35%
Total net sales change	7%	(2%)

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Average sales per store(1) ($ in thousands)	$2,120	$2,118
Average sales per square foot(1)	$1,042	$1,256
Stores > $1 million in net sales(1)	97%	98%
Stores > $2 million in net sales(1)	47%	46%
Average net sales per mattress unit – Company-Controlled channel(2)	$3,373	$3,132

(1) Trailing twelve months for stores included in our comparable-store calculations.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating was as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Beginning of period	440	410
Opened	17	10
Closed	(14)	(9)
End of period	443	411

Comparison of Three Months Ended March 29, 2014 with Three Months Ended March 30, 2013

Net sales
Net sales increased 7% to $276.4 million for the three months ended March 29, 2014, compared with $258.2 million for the same period one year ago. The net sales increase was primarily driven by sales from 32 net stores opened in the past 12 months and a 2% increase in comparable sales in our Company-Controlled channel.

The $18.2 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $16.4 million sales increase resulting from net store openings; (ii) a $4.3 million increase in sales from our Company-Controlled comparable retail stores; and (iii) a $0.3 million increase in Direct and E-Commerce sales; partially offset by (iv) a $2.8 million decrease in Wholesale/Other channel sales. Company-Controlled mattress units increased 1% compared to the prior-year period. Average net sales per mattress unit in our Company-Controlled channel increased by 8%.

Index

Gross profit
The gross profit rate decreased to 62.0% of net sales for the three months ended March 29, 2014, compared with 63.3% for the prior-year period. Increased sales return and exchange costs, including the impact of the second quarter 2013 change in our 30-night trial policy to 100 nights, reduced the gross profit rate by 1.0 ppt. An increase in logistic costs resulting from the severe winter weather reduced the gross profit rate by 0.2 ppt. The remaining change was due to a variety of other factors that can fluctuate from quarter to quarter, including performance-based incentive compensation and warranty expenses.

Sales and marketing expenses
Sales and marketing expenses for the three months ended March 29, 2014 increased 14% to $125.0 million, or 45.2% of net sales, compared with $109.8 million, or 42.5% of net sales, for the same period one year ago. The $15.2 million increase mainly resulted from (i) $6.6 million of incremental fixed costs resulting from new, repositioned and remodeled stores; (ii) a $3.5 million increase in variable store compensation; (iii) a $2.1 million increase in financing costs, as a greater percentage of our customers utilized promotional financing to purchase our products; (iv) a $1.5 million increase in production expenses related to our new marketing campaign; and (v) a $1.3 million, or 3%, increase in media spending. The sales and marketing expense rate increased 2.7 ppt. compared with the same period one year ago due to the factors noted above.

General and administrative expenses
General and administrative (“G&A”) expenses increased $3.1 million to $18.9 million for the three months ended March 29, 2014, compared with $15.8 million in the same period one year ago, and increased to 6.8% of net sales, compared with 6.1% of net sales last year. The $3.1 million increase in G&A expenses was primarily due to (i) a $2.5 million increase in performance-based incentive compensation; (ii) a $0.5 million increase in employee compensation to support business growth initiatives, and salary and wage rate increases that were in line with inflation; and (iii) $0.3 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business. These increases were partially offset by a $0.2 million net decrease in miscellaneous other expenses, including a reduction in stock-based compensation. The G&A expense rate increased by 0.7 ppt. in the current period compared with the same period one year ago due to the net increase in expenses.

Research and development expenses
Research and development ("R&D") expenses for the three months ended March 29, 2014 were $1.7 million, or 0.6% of net sales, compared with $2.6 million, or 1.0% of net sales, for the same period one year ago.

Other income, net
Other income, net was $0.1 million for the three months ended March 29, 2014, consistent with the comparable period one year ago.

Income tax expense
Income tax expense was $8.9 million for the three months ended March 29, 2014 compared with $11.8 million for the same period one year ago. The effective tax rate for the three months ended March 29, 2014 was 34.4%, compared with the prior-year period rate of 33.5%. The 2013 effective tax rate was positively impacted by the retroactive reinstatement of the 2012 R&D tax credit in the first quarter of 2013. In addition, the R&D tax credit expired at the end of 2013 and has not yet been extended by Congress. As a result, our 2014 effective tax rate does not include any benefit from the R&D tax credit.

Index

Liquidity and Capital Resources

As of March 29, 2014, cash, cash equivalents and marketable debt securities totaled $143.0 million compared with $145.0 million as of December 28, 2013. The $2.0 million decrease was primarily due to $38.9 million of cash provided by operating activities offset by $16.7 million of cash used to purchase property and equipment, $10.2 million of cash used to repurchase our common stock and a $6.1 million decrease in short-term borrowings. The $82.6 million of marketable debt securities held as of March 29, 2014 are all highly liquid and include U.S. government and agency securities, corporate debt securities and municipal bonds.

The following table summarizes our cash flows for the three months ended March 29, 2014, and March 30, 2013 (dollars in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	March 29, 2014	March 30, 2013
Total cash provided by (used in):
Operating activities	$38.9	$45.0
Investing activities	(20.8)	(38.3)
Financing activities	(15.9)	(9.8)
Net increase (decrease) in cash and cash equivalents	$2.2	$(3.1)

Cash provided by operating activities for the three months ended March 29, 2014 was $38.9 million compared with $45.0 million for the three months ended March 30, 2013. The $6.2 million year-over-year decrease in cash from operating activities was comprised of a $6.5 million decrease in net income for the three months ended March 29, 2014 compared with the same period one year ago and a $2.0 million decrease in cash from changes in operating assets and liabilities, partially offset by a $2.3 million increase in adjustments to reconcile net income to net cash provided by operating activities.

Net cash used in investing activities was $20.8 million for the three months ended March 29, 2014, compared with $38.3 million for the same period one year ago. Investing activities for the current-year period included $16.7 million of property and equipment purchases, compared with $14.3 million for the same period one year ago. On a net basis, we increased our investment in marketable debt securities by $3.6 million during the three months ended March 29, 2014 compared with a net investment of $7.0 million during the comparable period one year ago.

Net cash used in financing activities was $15.9 million for the three months ended March 29, 2014, compared with $9.8 million for the same period one year ago. During the three months ended March 29, 2014, we repurchased $10.2 million of our stock ($10.0 million under our Board-approved share repurchase program and $0.2 million in connection with the vesting of employee restricted stock grants) compared with $10.1 million ($10.0 million under our Board-approved share repurchase program and $0.1 million in connection with the vesting of employee restricted stock grants) during the same period one year ago. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

Under the Board-approved $290 million share repurchase program, we repurchased 566,543 shares at a cost of $10.0 million ($17.67 per share) during the three months ended March 29, 2014. During the three months ended March 30, 2013, we repurchased 458,637 shares at a cost of $10.0 million ($21.82 per share). As of March 29, 2014, the remaining authorization under our Board-approved share repurchase program was $126.7 million. There is no expiration date governing the period over which we can repurchase shares.

Our $20.0 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as amended, is an unsecured revolving credit facility that matures August 31, 2016. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval. As of March 29, 2014 we were in compliance with all financial covenants.

Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. The $143.0 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

We have an agreement with GE Capital Retail Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“GE Agreement”). The GE Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum cash requirement. As of March 29, 2014 we were in compliance with all financial covenants.

Index

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

	Three Months Ended
	March 29, 2014	March 30, 2013
	As Reported	As Reported	CEO Transition Benefit(1)	As Adjusted
Operating income	$25,802	$35,227	$(391)	$34,836
Other income, net	102	91	—	91

Income before income taxes	25,904	35,318	(391)	34,927
Income tax expense(2)	8,912	11,847	(134)	11,713
Net income	$16,992	$23,471	$(257)	$23,214

Net income per share –
Basic	$0.31	$0.43	$0.00	$0.42
Diluted	$0.31	$0.42	$0.00	$0.41

Basic Shares	54,113	55,095	55,095	55,095
Diluted Shares	54,844	56,251	56,251	56,251

(1) In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Compensation Committee approved the modification of Mr. McLaughlin’s currently unvested stock awards, including performance-based stock awards. The performance-based stock awards are subject to applicable performance adjustments through 2014 based on free cash flow and actual market share growth versus performance targets. During the three months ended March 30, 2013, we incurred $0.4 million ($0.3 million, net of income tax) of non-recurring, non-cash expenses associated with these stock award modifications which is included in general and administrative expenses in the condensed consolidated statement of operations.
(2) Reflects effective income tax rates, before discrete adjustments, of 34.3% for 2013.
GAAP - generally accepted accounting principles

Index

Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

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

Our Adjusted EBITDA calculations for the three months and trailing-twelve months ended March 29, 2014 and March 30, 2013 are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income	$16,992	$23,471	$53,602	$79,148
Income tax expense	8,912	11,847	27,995	41,872
Interest expense	10	14	47	62
Depreciation and amortization	8,885	6,333	32,151	21,838
Stock-based compensation	(108)	432	3,692	3,774
Asset impairments	3	30	100	174
Adjusted EBITDA	$34,694	$42,127	$117,587	$146,868

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations for the three months and trailing-twelve months ended March 29, 2014, and March 30, 2013 (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net cash provided by operating activities	$38,864	$45,022	$81,947	$101,130
Subtract: Purchases of property and equipment	16,660	14,309	79,162	56,621
Free cash flow	$22,204	$30,713	$2,785	$44,509

Off-Balance-Sheet Arrangements and Contractual Obligations

As of March 29, 2014, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at March 29, 2014.

There has been no material change in our contractual obligations since the end of fiscal 2013. See Note 6, Debt, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 for additional information regarding our other contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. There were no significant changes in our critical accounting policies since the end of fiscal 2013.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of March 29, 2014 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of March 29, 2014, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2013 through January 25, 2014	162,525	$17.88	162,525	$133,796,000
January 26, 2014 through February 22, 2014	115,401	17.32	115,401	131,797,000
February 23, 2014 through March 29, 2014	301,797	17.66	288,617	126,691,000
Total	579,723	$17.66	566,543	$126,691,000

(1)
Under the current Board-approved $290.0 million share repurchase program, we repurchased 566,543 shares of our common stock at a cost of $10.0 million (based on trade dates) during the three months ended March 29, 2014. As of March 29, 2014, the remaining authorization under our Board-approved share repurchase program was $126.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 13,180 shares of our common stock at a cost of $225 thousand, during the three months ended March 29, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Twelfth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated and executed January 13, 2014	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed January 17, 2014

10.2	Thirteenth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated and executed January 13, 2014	Incorporated by reference to Exhibit 10.2 contained in Select Comfort's Current Report on Form 8-K filed January 17, 2014

10.3	Offer Letter dated March 14, 2014 from Select Comfort Corporation to David R. Callen	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed March 20, 2014

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2014, filed with the SEC on April 25, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 29, 2014 and December 28, 2013; (ii) Condensed Consolidated Statements of Operations for the three months ended March 29, 2014 and March 30, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2014 and March 30, 2013; (iv) Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 29, 2014; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	April 25, 2014	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Twelfth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated and executed January 13, 2014	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed January 17, 2014

10.2	Thirteenth Amendment to Amended and Restated Private Label Consumer Credit Card Program Agreement dated and executed January 13, 2014	Incorporated by reference to Exhibit 10.2 contained in Select Comfort's Current Report on Form 8-K filed January 17, 2014

10.3	Offer Letter dated March 14, 2014 from Select Comfort Corporation to David R. Callen	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed March 20, 2014

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2014, filed with the SEC on April 25, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 29, 2014 and December 28, 2013; (ii) Condensed Consolidated Statements of Operations for the three months ended March 29, 2014 and March 30, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2014 and March 30, 2013; (iv) Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 29, 2014; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith