Form 10-Q
period 2014-06-28
SELECT COMFORT CORP
filed 2014-07-25
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 28, 2014

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

As of June 28, 2014, 53,743,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) June 28, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$37,107	$58,223
Marketable debt securities – current	45,831	52,159
Accounts receivable, net of allowance for doubtful accounts of $478 and $425, respectively	14,334	14,979
Inventories	43,156	40,152
Prepaid expenses	12,097	9,216
Deferred income taxes	6,910	6,936
Other current assets	9,494	7,874
Total current assets	168,929	189,539

Non-current assets:
Marketable debt securities – non-current	37,822	34,632
Property and equipment, net	151,479	129,542
Goodwill and intangible assets, net	16,403	16,823
Deferred income taxes	6,953	4,943
Other assets	6,831	6,286
Total assets	$388,417	$381,765

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59,368	$73,391
Customer prepayments	18,087	15,392
Accrued sales returns	9,194	9,433
Compensation and benefits	24,632	15,242
Taxes and withholding	11,281	12,517
Other current liabilities	11,103	11,207
Total current liabilities	133,665	137,182

Non-current liabilities:
Warranty liabilities	1,822	1,567
Other long-term liabilities	19,963	17,796
Total liabilities	155,450	156,545

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 53,743 and 54,901 shares issued and outstanding, respectively	537	549
Additional paid-in capital	—	5,382
Retained earnings	232,387	219,276
Accumulated other comprehensive income	43	13
Total shareholders’ equity	232,967	225,220
Total liabilities and shareholders’ equity	$388,417	$381,765

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$234,763	$207,391	$511,175	$465,628
Cost of sales	92,366	75,993	197,395	170,814
Gross profit	142,397	131,398	313,780	294,814

Operating expenses:
Sales and marketing	106,712	98,357	231,734	208,170
General and administrative	21,265	15,374	40,161	31,194
Research and development	1,709	2,560	3,372	5,116
Total operating expenses	129,686	116,291	275,267	244,480
Operating income	12,711	15,107	38,513	50,334
Other income, net	78	78	180	169
Income before income taxes	12,789	15,185	38,693	50,503
Income tax expense	4,308	5,259	13,220	17,106
Net income	$8,481	$9,926	$25,473	$33,397

Basic net income per share:
Net income per share – basic	$0.16	$0.18	$0.47	$0.61
Weighted-average shares – basic	53,648	55,029	53,880	55,062
Diluted net income per share:
Net income per share – diluted	$0.16	$0.18	$0.47	$0.60
Weighted-average shares – diluted	54,324	55,987	54,570	56,101

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$8,481	$9,926	$25,473	$33,397
Other comprehensive income (loss) – unrealized gain (loss) on available-for-sale marketable debt securities, net of income tax	20	(38)	30	(45)
Comprehensive income	$8,501	$9,888	$25,503	$33,352

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 28, 2013	54,901	$549	$5,382	$219,276	$13	$225,220
Net income	—	—	—	25,473	—	25,473
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	30	30
Exercise of common stock options	101	—	1,366	—	—	1,366
Tax effect from stock-based compensation	—	—	313	—	—	313
Stock-based compensation	(84)	—	2,035	—	—	2,035
Repurchases of common stock	(1,175)	(12)	(9,096)	(12,362)	—	(21,470)
Balance at June 28, 2014	53,743	$537	$—	$232,387	$43	$232,967

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$25,473	$33,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,213	14,153
Stock-based compensation	2,035	1,992
Net loss (gain) on disposals and impairments of assets	87	(58)
Excess tax benefits from stock-based compensation	(720)	(2,837)
Deferred income taxes	(2,003)	4,072
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	651	2,541
Inventories	(3,004)	1,769
Income taxes	(394)	(3,084)
Prepaid expenses and other assets	(4,355)	(3,933)
Accounts payable	(1,042)	(1,708)
Customer prepayments	2,695	(2,857)
Accrued compensation and benefits	9,724	(4,802)
Other taxes and withholding	(529)	(1,156)
Warranty liabilities	281	(571)
Other accruals and liabilities	1,466	(775)
Net cash provided by operating activities	49,578	36,143

Cash flows from investing activities:
Purchases of property and equipment	(39,766)	(37,096)
Proceeds from maturities of marketable debt securities	23,548	23,463
Investments in marketable debt securities	(28,405)	(16,504)
Increase in restricted cash	(500)	—
Proceeds from sales of property and equipment	5	117
Acquisition of business	—	(15,500)
Investment in non-marketable equity securities	—	(3,000)
Net cash used in investing activities	(45,118)	(48,520)

Cash flows from financing activities:
Repurchases of common stock	(21,470)	(22,031)
Net decrease in short-term borrowings	(6,192)	(4,750)
Proceeds from issuance of common stock	1,366	6,595
Excess tax benefits from stock-based compensation	720	2,837
Net cash used in financing activities	(25,576)	(17,349)

Net decrease in cash and cash equivalents	(21,116)	(29,726)
Cash and cash equivalents, at beginning of period	58,223	87,915
Cash and cash equivalents, at end of period	$37,107	$58,189

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended June 28, 2014 of Select Comfort Corporation and 100%-owned subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of June 28, 2014, and December 28, 2013, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

The consolidated financial statements include the accounts of Select Comfort Corporation and our 100%-owned subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this new guidance beginning in fiscal 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. Management does not expect this new guidance to materially impact our consolidated results of operations, financial position or cash flows.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Fair Value Measurements

The following tables set forth, by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair value (in thousands):

	June 28, 2014
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$7,505	$—	$—	$7,505
Corporate bonds	—	22,851	—	22,851
U.S. Agency bonds	—	9,508	—	9,508
Municipal bonds	—	5,967	—	5,967
	7,505	38,326	—	45,831
Marketable debt securities – non-current
U.S. Treasury securities	16,494	—	—	16,494
Corporate bonds	—	7,640	—	7,640
U.S. Agency bonds	—	10,005	—	10,005
Municipal bonds	—	3,683	—	3,683
	16,494	21,328	—	37,822
	$23,999	$59,654	$—	$83,653

	December 28, 2013
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$15,011	$—	$—	$15,011
Corporate bonds	—	20,300	—	20,300
U.S. Agency bonds	—	12,025	—	12,025
Municipal bonds	—	4,823	—	4,823
	15,011	37,148	—	52,159
Marketable debt securities – non-current
U.S. Treasury securities	8,978	—	—	8,978
Corporate bonds	—	15,484	—	15,484
U.S. Agency bonds	—	7,498	—	7,498
Municipal bonds	—	2,672	—	2,672
	8,978	25,654	—	34,632
	$23,989	$62,802	$—	$86,791

We did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

At June 28, 2014 and December 28, 2013, we had $1.1 million and $1.1 million, respectively, of debt and equity securities that funded our deferred compensation plan and are classified in other assets in our condensed consolidated balance sheets. We also had corresponding deferred compensation plan liabilities of $1.1 million and $1.1 million at June 28, 2014 and December 28, 2013, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Investments

Marketable Debt Securities

Investments in marketable debt securities were comprised of the following (in thousands):

	June 28, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$23,978	$24	$(3)	$23,999
Corporate bonds	30,476	17	(2)	30,491
U.S. Agency bonds	19,505	12	(4)	19,513
Municipal bonds	9,623	27	—	9,650
	$83,582	$80	$(9)	$83,653

	December 28, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$23,975	$15	$(1)	$23,989
Corporate bonds	35,804	3	(23)	35,784
U.S. Agency bonds	19,517	10	(4)	19,523
Municipal bonds	7,474	23	(2)	7,495
	$86,770	$51	$(30)	$86,791

Maturities of marketable debt securities were as follows (in thousands):

	June 28, 2014		December 28, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable debt securities – current (due in less than one year)	$45,791	$45,831	$52,122	$52,159
Marketable debt securities – non-current (due in one to two years)	37,791	37,822	34,648	34,632
	$83,582	$83,653	$86,770	$86,791

During the three months ended June 28, 2014 and June 29, 2013, respectively, $13.5 million and $17.5 million of marketable debt securities matured and were redeemed at face value. During the six months ended June 28, 2014 and June 29, 2013, respectively, $23.5 million and $23.3 million of marketable debt securities matured and were redeemed at face value. During the six months ended June 28, 2014, there were no other-than-temporary declines in market value.

Other Investments

During 2013, we made a minority equity investment in one of our strategic product-development partners. The carrying value of this investment at June 28, 2014 and December 28, 2013 using the cost method is $4.5 million and is included in other assets on our condensed consolidated balance sheets.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Inventories

Inventories consisted of the following (in thousands):

	June 28, 2014	December 28, 2013
Raw materials	$8,475	$7,118
Work in progress	202	505
Finished goods	34,479	32,529
	$43,156	$40,152

5. Goodwill and Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets

The following is a roll forward of goodwill and indefinite-lived trade name/trademarks (in thousands):

	Six Months Ended		Six Months Ended
	June 28, 2014		June 29, 2013
	Goodwill	Indefinite-Lived Trade Name/ Trademarks	Goodwill	Indefinite-Lived Trade Name/ Trademarks
Beginning balance	$8,963	$1,396	$2,850	$—
Comfortaire purchase(1)	—	—	6,157	1,396
Ending balance	$8,963	$1,396	$9,007	$1,396

(1) Comfortaire purchase includes goodwill and indefinite-lived trade name/trademarks resulting from the acquisition of Comfortaire Corporation in the first quarter of fiscal 2013.

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	June 28, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$5,231	$1,097	$5,231	$850
Customer relationships	2,413	503	2,413	330
Trade names/trademarks	101	101	101	101
	$7,745	$1,701	$7,745	$1,281

Amortization expense for definite-lived intangible assets was $0.2 million and $0.4 million, for the three and six months ended June 28, 2014, respectively, and $0.3 million and $0.4 million, for the three and six months ended June 29, 2013, respectively.

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

Any borrowings under the Credit Agreement will, at our request, be classified as either LIBOR Loans or Adjusted Base Rate (“ABR”) Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is: (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect, plus 1.25%; or (ii) with respect to ABR Loans, the ABR (as defined in the Credit Agreement) then in effect for the Daily One-Month LIBO Rate (as defined in the Credit Agreement), plus 1.50%, or the prime rate. We are subject to certain financial covenants under the Credit Agreement, including minimum tangible net worth, a requirement to maintain a minimum amount of cash, cash equivalents and marketable debt securities, and to maintain at the administrative agent cash, cash equivalents and marketable debt securities equal to the amount the lenders are committed to lend under the Credit Agreement.

At both June 28, 2014, and December 28, 2013, $20.0 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. We had no outstanding letters of credit as of June 28, 2014 or December 28, 2013.

7. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Amount repurchased under Board-approved share repurchase program	$10,011	$10,009	$20,022	$20,018
Amount repurchased in connection with the vesting of employee restricted stock grants	1,223	1,878	1,448	2,013
Total amount repurchased	$11,234	$11,887	$21,470	$22,031

As of June 28, 2014, the remaining authorization under our Board of Directors ("Board") approved share repurchase program was $116.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

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

Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Options	$694	$732	$929	$1,277
Restricted shares	1,449	828	1,106	715
Total stock-based compensation expense(1)	2,143	1,560	2,035	1,992
Income tax benefit	(722)	(537)	(696)	(685)
Total stock-based compensation expense, net of tax	$1,421	$1,023	$1,339	$1,307

(1) The six months ended June 28, 2014 includes a $1.2 million benefit related to a change in estimated forfeitures due to employee turnover during the three months ended March 29, 2014.

9. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each calendar quarter, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended June 28, 2014 and June 29, 2013 our contributions, net of forfeitures, were $0.9 million and $0.8 million, respectively. During the six months ended June 28, 2014 and June 29, 2013 our contributions, net of forfeitures, were $1.8 million and $1.5 million, respectively.

10. Other Income, Net

Other income, net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest income	$88	$91	$200	$196
Interest expense	(10)	(13)	(20)	(27)
Other income, net	$78	$78	$180	$169

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$8,481	$9,926	$25,473	$33,397

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	53,648	55,029	53,880	55,062
Effect of dilutive securities:
Options	365	539	359	613
Restricted shares	311	419	331	426
Diluted weighted-average shares outstanding	54,324	55,987	54,570	56,101

Net income per share – basic	$0.16	$0.18	$0.47	$0.61
Net income per share – diluted	$0.16	$0.18	$0.47	$0.60

Additional potentially dilutive stock options totaling 0.8 million and 1.3 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and 0.9 million and 1.3 million for the six months ended June 28, 2014 and June 29, 2013, respectively, have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

12. Commitments and Contingencies

Sales Returns

The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period, and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	June 28, 2014	June 29, 2013
Balance at beginning of year	$9,433	$5,330
Additions that reduce net sales	32,923	23,388
Deductions from reserves	(33,162)	(22,963)
Acquired sales return reserve(1)	—	50
Balance at end of period	$9,194	$5,805

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

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	June 28, 2014	June 29, 2013
Balance at beginning of year	$4,153	$4,858
Additions charged to costs and expenses for current-year sales	3,237	2,113
Deductions from reserves	(3,231)	(2,568)
Changes in liability for pre-existing warranties during the current year, including expirations	274	(117)
Acquired warranty reserve(1)	—	658
Balance at end of period	$4,433	$4,944

(1) Acquired warranty reserve resulted from the acquisition of Comfortaire Corporation in the first quarter of fiscal 2013.

Legal Proceedings

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible additional losses either because we believe that we have valid defenses to claims asserted against us or the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our consolidated results of operations, financial position or cash flows. We expense legal costs as incurred.

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

Overview

Business Overview

We are leading the industry in delivering unparalleled sleep experiences by offering consumers high-quality and individualized sleep solutions and services, which include a complete line of Sleep Number® beds and bedding. We are the exclusive designer, manufacturer, marketer, retailer and servicer of the revolutionary Sleep Number bed. We offer further individualization through our new sleep tracking technology, SleepIQTM, and a solutions-focused line of Sleep Number pillows, sheets, FlexFitTM adjustable bases, and other bedding products, including the innovative DualTempTM temperature-balancing layer.

We generate revenue by selling products through two distribution channels. Our vertical, direct to consumer business model is our primary source of revenue with exclusive distribution through our Company-Controlled channel, which includes Retail, Direct Marketing and E-Commerce. In addition, we operate a small wholesale business in the United States and Australia.

Mission, Vision and Goals

Our mission is to improve lives by Individualizing Sleep Experiences.

Our vision is to become one of the world’s most beloved brands by delivering an Unparalleled Sleep Experience. We expect our customer-focused strategies and goals will build our competitive advantages and deliver sustainable, profitable growth.

Our long-term goals are:

•	Everyone will know Sleep Number®;

•	Innovative Sleep Number products will deliver meaningful benefits;

•	Customers will easily find and interact with Sleep Number;

•	Customers will enthusiastically recommend Sleep Number; and

•	We will leverage our business model to fund innovation and growth.

Results of Operations

Quarterly and Annual Results

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, the timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, the timing of promotional offerings, competitive factors, changes in commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail and bedding industry sales, timing and volume of QVC shows, consumer confidence and general economic conditions. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the three months ended June 28, 2014 were as follows:

•
Net sales increased 13% to $234.8 million, compared with $207.4 million for the same period one year ago. Strong sales of our innovative new products contributed to the 13% net sales increase. The 13% net sales increase was driven by sales from 38 net new stores opened in the past 12 months and a 7% comparable sales increase in our Company-Controlled channel.

•	Retail sales-per-store (for stores open at least one year), on a trailing twelve-month basis, of $2.1 million increased 2% compared with the prior-year trailing twelve-month period.

•
Operating income decreased to $12.7 million, or 5.4% of net sales, compared with $15.1 million, or 7.3% of net sales, for the same period one year ago. The decline in operating income was primarily due to a 2.7 percentage point (ppt.) decrease in our gross profit rate, partially offset by the additional operating income generated by the 13% increase in net sales. See page 19 for additional details on our gross profit rate.

•	Net income decreased 15% to $8.5 million, or $0.16 per diluted share, compared with net income of $9.9 million, or $0.18 per diluted share, for the same period one year ago.

Index

•	Cash provided by operating activities totaled $49.6 million for the six months ended June 28, 2014, compared with $36.1 million for the same period one year ago.

•
At June 28, 2014, cash, cash equivalents and marketable debt securities totaled $120.8 million and we had no borrowings under our revolving credit facility. In the second quarter of 2014, we repurchased 531,943 shares of our common stock under our Board-approved share repurchase program at a cost of $10.0 million (an average of $18.82 per share). As of June 28, 2014, the remaining authorization under our Board-approved share repurchase program was $116.7 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
Net sales	$234.8	100.0%	$207.4	100.0%	$511.2	100.0%	$465.6	100.0%
Cost of sales	92.4	39.3%	76.0	36.6%	197.4	38.6%	170.8	36.7%
Gross profit	142.4	60.7%	131.4	63.4%	313.8	61.4%	294.8	63.3%

Operating expenses:
Sales and marketing	106.7	45.5%	98.4	47.4%	231.7	45.3%	208.2	44.7%
General and administrative	21.3	9.1%	15.4	7.4%	40.2	7.9%	31.2	6.7%
Research and development	1.7	0.7%	2.6	1.2%	3.4	0.7%	5.1	1.1%
Total operating expenses	129.7	55.2%	116.3	56.1%	275.3	53.8%	244.5	52.5%
Operating income	12.7	5.4%	15.1	7.3%	38.5	7.5%	50.3	10.8%
Operating income – as adjusted (1)	12.7	5.4%	15.1	7.3%	38.5	7.5%	49.9	10.7%
Other income, net	0.1	0.0%	0.1	0.0%	0.2	0.0%	0.2	0.0%
Income before income taxes	12.8	5.4%	15.2	7.3%	38.7	7.6%	50.5	10.8%
Income tax expense	4.3	1.8%	5.3	2.5%	13.2	2.6%	17.1	3.7%
Net income	$8.5	3.6%	$9.9	4.8%	$25.5	5.0%	$33.4	7.2%
Net income – as adjusted (1)	$8.5	3.6%	$9.9	4.8%	$25.5	5.0%	$33.1	7.1%

Net income per share:
Basic	$0.16		$0.18		$0.47		$0.61
Diluted	$0.16		$0.18		$0.47		$0.60
Diluted – as adjusted (1)	$0.16		$0.18		$0.47		$0.59

Weighted-average number of common shares:
Basic	53.6		55.0		53.9		55.1
Diluted	54.3		56.0		54.6		56.1

(1)
This non-GAAP measure is not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 22 for a reconciliation of this non-GAAP measure to the appropriate GAAP measure.

GAAP – generally accepted accounting principles

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Company-Controlled channel	96.4%	96.1%	96.3%	95.4%
Wholesale/Other channel	3.6%	3.9%	3.7%	4.6%
Total	100.0%	100.0%	100.0%	100.0%

Index

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Sales change rates:
Retail comparable-store sales(1)	8%	(7%)	5%	(7%)
Direct and E-Commerce	(5%)	4%	(2%)	(9%)
Company-Controlled comparable sales change	7%	(6%)	4%	(8%)
Net store openings/closings	6%	7%	7%	7%
Total Company-Controlled channel	13%	1%	11%	(1%)
Wholesale/Other channel	6%	7%	(11%)	23%
Total net sales change	13%	1%	10%	0%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Average sales per store(1) ($ in thousands)	$2,144	$2,094
Average sales per square foot(1)	$1,009	$1,197
Stores > $1 million in net sales(1)	97%	98%
Stores > $2 million in net sales(1)	46%	46%
Average revenue per mattress unit(2)	$3,709	$3,182	$3,520	$3,154

(1) Trailing twelve months for stores included in our comparable-store calculations.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Beginning of period	443	411	440	410
Opened	16	17	33	27
Closed	(8)	(15)	(22)	(24)
End of period	451	413	451	413

Comparison of Three Months Ended June 28, 2014 with Three Months Ended June 29, 2013

Net sales
Net sales increased 13% to $234.8 million for the three months ended June 28, 2014, compared with $207.4 million for the same period one year ago. Strong sales of our innovative new products contributed to the 13% net sales increase. The net sales increase was primarily driven by sales from 38 net stores opened in the past 12 months and a 7% comparable sales increase in our Company-Controlled channel.

The $27.4 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $14.7 million sales increase resulting from net store openings; (ii) a $13.0 million increase in sales from our Company-Controlled comparable retail stores; and (iii) a $0.5 million increase in Wholesale/Other channel sales, partially offset by (iv) a $0.8 million decrease in Direct and E-Commerce sales. Company-Controlled mattress units decreased 3% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 17%. The 17% increase reflects our highly effective selling process and the strong sales of our innovative new products, including our new FlexFit adjustable bases.

Index

Gross profit
Gross profit of $142.4 million increased by $11.0 million, or 8%, compared with the same period one year ago. The gross profit rate decreased to 60.7% of net sales for the three months ended June 28, 2014, compared with 63.4% for the prior-year period. The 2.7 ppt. decrease in the gross profit rate was primarily due to: (i) a higher sales mix of lower-margin rate products, including FlexFit adjustable bases; (ii) increased sales return and exchange costs resulting from the second quarter 2013 change in our 30-night trial policy to 100 nights; and (iii) certain supply chain inefficiencies related to the strong demand for our new products. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including manufacturing and logistics efficiencies, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses
The sales and marketing expense rate for the three months ended June 28, 2014 decreased to 45.5% of net sales, compared with 47.4% of net sales for the same period one year ago. The 1.9 ppt. decrease in the sales and marketing expense rate in the current period was mainly due to leveraging our media spending which was consistent with last year, while net sales increased 13%.

General and administrative expenses
General and administrative (“G&A”) expenses increased $5.9 million to $21.3 million for the three months ended June 28, 2014, compared with $15.4 million in the same period one year ago, and increased to 9.1% of net sales, compared with 7.4% of net sales last year. The $5.9 million increase in G&A expenses was primarily due to: (i) a $2.1 million increase in performance-based incentive compensation; (ii) a $1.3 million increase in employee compensation to support business growth initiatives; (iii) $0.8 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business, including our new digital website which was launched in the second quarter of 2014; and (iv) a $1.7 million increase in miscellaneous other expenses. The G&A expense rate increased by 1.7 ppt. in the current period compared with the same period one year ago due to the increase in expenses, partially offset by the 13% increase in net sales.

Research and development expenses
Research and development expenses for the three months ended June 28, 2014 were $1.7 million, or 0.7% of net sales, compared with $2.6 million, or 1.2% of net sales, for the same period one year ago.

Other income, net
Other income, net was $0.1 million for the three months ended June 28, 2014, consistent with the comparable period one year ago.

Income tax expense
Income tax expense was $4.3 million for the three months ended June 28, 2014 compared with $5.3 million for the same period one year ago. The effective tax rate for the three months ended June 28, 2014 was 33.7%, compared with the prior-year period rate of 34.6%.

Comparison of Six Months Ended June 28, 2014 with Six Months Ended June 29, 2013

Net sales
Net sales increased 10% to $511.2 million for the six months ended June 28, 2014, compared with $465.6 million for the same period one year ago. The net sales increase was primarily driven by sales from 38 net new stores opened in the past 12 months and a 4% comparable sales increase in our Company-Controlled channel.

The $45.5 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $31.1 million sales increase resulting from net new store openings; and (ii) a $17.3 million increase in sales from our Company-Controlled comparable retail stores; partially offset by (iii) a $2.3 million decrease in Wholesale/Other channel sales; and (iv) a $0.6 million decrease in Direct and E-Commerce sales. Company-Controlled mattress units decreased 1% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 12%. The 12% increase reflects our highly effective selling process and the strong sales of our innovative new products, including our new FlexFit adjustable bases.

Index

Gross profit
Gross profit of $313.8 million increased by $19.0 million, or 6%, compared with the same period one year ago.The gross profit rate decreased to 61.4% of net sales for the six months ended June 28, 2014, compared with 63.3% for the prior-year period. The 1.9 ppt. decrease in the gross profit rate was primarily due to: (i) a higher sales mix of lower-margin rate products, including FlexFit adjustable bases; (ii) increased sales return and exchange costs resulting from the second quarter 2013 change in our 30-night trial policy to 100 nights; and (iii) certain supply chain inefficiencies related to the strong demand for our new products. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including manufacturing and logistics efficiencies, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses
The sales and marketing expense rate for the six months ended June 28, 2014 increased to 45.3% of net sales, compared with 44.7% of net sales, for the same period one year ago. The 0.6 ppt. increase in the sales and marketing expense rate in the current period was primarily due to an increase in fixed selling expenses related to new, repositioned and remodeled stores, partially offset by leveraging our media spending which increased 2% compared with the prior year period, while net sales increased 10%.

General and administrative expenses
General and administrative (“G&A”) expenses increased $9.0 million to $40.2 million for the six months ended June 28, 2014, compared with $31.2 million in the prior year, and increased to 7.9% of net sales, compared with 6.7% of net sales one year ago. The $9.0 million increase in G&A expenses was primarily due to: (i) a $4.6 million increase in performance-based incentive compensation; (ii) a $1.5 million increase in employee compensation resulting from headcount increases to support business growth initiatives; (iii) $1.1 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business, including our new digital website which was launched in the second quarter of 2014; and (iv) a $1.8 million net increase in miscellaneous other expenses. The G&A expense rate increased by 1.2 ppt. in the current period compared with the same period one year ago due to the increase in expenses.

Research and development expenses
Research and development ("R&D") expenses for the six months ended June 28, 2014 were $3.4 million, or 0.7% of net sales, compared with $5.1 million, or 1.1% of net sales, for the same period one year ago.

Other income, net
Other income, net was $0.2 million for the six months ended June 28, 2014, consistent with the comparable period one year ago.

Income tax expense
Income tax expense was $13.2 million for the six months ended June 28, 2014, compared with $17.1 million for the same period one year ago. The effective tax rate for the six months ended June 28, 2014 increased to 34.2% compared with 33.9% for the prior-year period. The 2013 effective tax rate was favorably impacted by the retroactive reinstatement of the 2012 R&D tax credit in the first quarter of 2013. In addition, the R&D tax credit expired at the end of 2013 and has not yet been extended by Congress. As a result, our 2014 effective tax rate does not include any benefit from the R&D tax credit.

Liquidity and Capital Resources

As of June 28, 2014, cash, cash equivalents and marketable debt securities totaled $120.8 million compared with $145.0 million as of December 28, 2013. The $24.3 million decrease was primarily due to $49.6 million of cash provided by operating activities which was more than offset by $39.8 million of cash used to purchase property and equipment, $21.5 million of cash used to repurchase our common stock ($20.0 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock grants), and a $6.2 million decrease in short-term borrowings. The $83.7 million of marketable debt securities held as of June 28, 2014 are all highly liquid and include U.S. government and agency securities, corporate debt securities and municipal bonds.

Index

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	June 28, 2014	June 29, 2013
Total cash provided by (used in):
Operating activities	$49.6	$36.1
Investing activities	(45.1)	(48.5)
Financing activities	(25.6)	(17.3)
Net decrease in cash and cash equivalents	$(21.1)	$(29.7)

Cash provided by operating activities for the six months ended June 28, 2014 was $49.6 million compared with $36.1 million for the six months ended June 29, 2013. The $13.4 million year-over-year increase in cash from operating activities was comprised of a $20.1 million increase in cash from changes in operating assets and liabilities and a $1.3 million increase in adjustments to reconcile net income to net cash provided by operating activities, partially offset by a $7.9 million decrease in net income for the six months ended June 28, 2014 compared with the same period one year ago.

Net cash used in investing activities was $45.1 million for the six months ended June 28, 2014, compared with $48.5 million for the same period one year ago. Investing activities for the current-year period included $39.8 million of property and equipment purchases, compared with $37.1 million for the same period one year ago. On a net basis, we increased our investments in marketable debt securities by $4.9 million during the six months ended June 28, 2014 compared with a net reduction of $7.0 million during the comparable period one year ago.

Net cash used in financing activities was $25.6 million for the six months ended June 28, 2014, compared with $17.3 million for the same period one year ago. During the six months ended June 28, 2014, we repurchased $21.5 million of our stock ($20.0 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock grants) compared with $22.0 million ($20.0 million under our Board-approved share repurchase program and $2.0 million in connection with the vesting of employee restricted stock grants) during the same period one year ago. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

Under the Board-approved $290 million share repurchase program, we repurchased 1,098,486 shares at a cost of $20.0 million (an average of $18.23 per share) during the six months ended June 28, 2014. During the six months ended June 29, 2013, we repurchased 930,369 shares at a cost of $20.0 million (an average of $21.52 per share). As of June 28, 2014, the remaining authorization under our Board-approved share repurchase program was $116.7 million. There is no expiration date governing the period over which we can repurchase shares.

Our $20.0 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as amended, is an unsecured revolving credit facility that matures August 31, 2016. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval. As of June 28, 2014 we were in compliance with all financial covenants.

Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. The $120.8 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

We have an agreement with Synchrony Bank (formerly GE Capital Retail Bank) to offer qualified customers revolving credit arrangements to finance purchases from us (“Synchrony Agreement”). The Synchrony Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum working capital requirement. As of June 28, 2014 we were in compliance with all financial covenants.

Under the terms of the Synchrony Agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

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

	Six Months Ended
	June 28, 2014	June 29, 2013
	As Reported	As Reported	CEO Transition Benefit(1)	As Adjusted
Operating income	$38,513	$50,334	$(391)	$49,943
Other income, net	180	169	—	169

Income before income taxes	38,693	50,503	(391)	50,112
Income tax expense (benefit)(2)	13,220	17,106	(135)	16,971
Net income	$25,473	$33,397	$(256)	$33,141

Net income per share –
Basic	$0.47	$0.61	$0.00	$0.60
Diluted	$0.47	$0.60	$0.00	$0.59

Basic Shares	53,880	55,062	55,062	55,062
Diluted Shares	54,570	56,101	56,101	56,101

(1) In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Compensation Committee approved the modification of Mr. McLaughlin’s currently unvested stock awards, including performance-based stock awards. The performance-based stock awards are subject to applicable performance adjustments through 2014 based on actual performance versus performance targets. In the first six months of 2013, we recorded a non-cash compensation benefit of $0.4 million ($0.3 million, net of income tax) resulting from performance-based stock award adjustments.
(2) Reflects effective income tax rate, before discrete adjustments, of 34.4% for 2013.
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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$8,481	$9,926	$52,157	$72,101
Income tax expense	4,308	5,259	27,044	38,204
Interest expense	10	13	44	55
Depreciation and amortization	9,765	7,172	34,744	24,284
Stock-based compensation	2,143	1,560	4,275	3,929
Asset impairments	88	15	173	186
Adjusted EBITDA	$24,795	$23,945	$118,437	$138,759

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net cash provided by operating activities	$49,578	$36,143	$101,540	$93,536
Subtract: Purchases of property and equipment	39,766	37,096	79,481	66,190
Free cash flow	$9,812	$(953)	$22,059	$27,346

Off-Balance-Sheet Arrangements and Contractual Obligations

As of June 28, 2014, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at June 28, 2014.

There has been no material change in our contractual obligations since the end of fiscal 2013. See Note 6, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 for additional information regarding our other contractual obligations.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of June 28, 2014 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of June 28, 2014, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible additional losses either because we believe that we have valid defenses to claims asserted against us or the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our consolidated results of operations, financial position or cash flows. We expense legal costs as incurred.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2014 through April 26, 2014	169,022	$18.13	166,407	$123,672,000
April 27, 2014 through May 24, 2014	169,922	18.70	169,922	120,494,000
May 25, 2014 through June 28, 2014	256,528	19.46	195,614	116,680,000
Total	595,472	$18.87	531,943	$116,680,000

(1)
Under the current Board-approved $290.0 million share repurchase program, we repurchased 531,943 shares of our common stock at a cost of $10.0 million (based on trade dates) during the three months ended June 28, 2014. As of June 28, 2014, the remaining authorization under our Board-approved share repurchase program was $116.7 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 63,529 shares of our common stock at a cost of $1.2 million, during the three months ended June 28, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Select Comfort Corporation and Select Comfort Retail Corporation	Filed herewith (1)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2014, filed with the SEC on July 25, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 28, 2014 and December 28, 2013; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2014 and June 29, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2014 and June 29, 2013; (iv) Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 28, 2014; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.
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

SELECT COMFORT CORPORATION
(Registrant)

Dated:	July 25, 2014	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Select Comfort Corporation and Select Comfort Retail Corporation	Filed herewith (1)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2014, filed with the SEC on July 25, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 28, 2014 and December 28, 2013; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2014 and June 29, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2014 and June 29, 2013; (iv) Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 28, 2014; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

(1) Confidential treatment has been requested by the issuer with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.