Form 10-Q
period 2014-09-27
SELECT COMFORT CORP
filed 2014-10-29
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 27, 2014

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

As of September 27, 2014, 53,289,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$78,426	$58,223
Marketable debt securities – current	55,317	52,159
Accounts receivable, net of allowance for doubtful accounts of $641 and $425, respectively	29,154	14,979
Inventories	48,704	40,152
Prepaid expenses	9,250	9,216
Deferred income taxes	6,939	6,936
Other current assets	10,254	7,874
Total current assets	238,044	189,539

Non-current assets:
Marketable debt securities – non-current	43,376	34,632
Property and equipment, net	159,475	129,542
Goodwill and intangible assets, net	16,194	16,823
Deferred income taxes	9,249	4,943
Other assets	8,513	6,286
Total assets	$474,851	$381,765

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$85,597	$73,391
Customer prepayments	29,239	15,392
Accrued sales returns	14,406	9,433
Compensation and benefits	29,023	15,242
Taxes and withholding	26,540	12,517
Other current liabilities	15,579	11,207
Total current liabilities	200,384	137,182

Non-current liabilities:
Warranty liabilities	2,253	1,567
Other long-term liabilities	23,182	17,796
Total liabilities	225,819	156,545

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 53,289 and 54,901 shares issued and outstanding, respectively	533	549
Additional paid-in capital	—	5,382
Retained earnings	248,491	219,276
Accumulated other comprehensive income	8	13
Total shareholders’ equity	249,032	225,220
Total liabilities and shareholders’ equity	$474,851	$381,765

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$323,366	$263,689	$834,541	$729,317
Cost of sales	124,782	97,269	322,177	268,083
Gross profit	198,584	166,420	512,364	461,234

Operating expenses:
Sales and marketing	137,863	118,307	369,597	326,477
General and administrative	23,022	15,055	63,183	46,249
Research and development	2,353	2,359	5,725	7,475
Total operating expenses	163,238	135,721	438,505	380,201
Operating income	35,346	30,699	73,859	81,033
Other income, net	96	74	276	243
Income before income taxes	35,442	30,773	74,135	81,276
Income tax expense	11,888	10,514	25,108	27,620
Net income	$23,554	$20,259	$49,027	$53,656

Basic net income per share:
Net income per share – basic	$0.44	$0.37	$0.91	$0.98
Weighted-average shares – basic	53,271	54,854	53,677	54,992
Diluted net income per share:
Net income per share – diluted	$0.44	$0.36	$0.90	$0.96
Weighted-average shares – diluted	53,971	55,748	54,358	55,990

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$23,554	$20,259	$49,027	$53,656
Other comprehensive (loss) income – unrealized (loss) gain on available-for-sale marketable debt securities, net of income tax	(35)	47	(5)	2
Comprehensive income	$23,519	$20,306	$49,022	$53,658

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 28, 2013	54,901	$549	$5,382	$219,276	$13	$225,220
Net income	—	—	—	49,027	—	49,027
Other comprehensive loss:
Unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	(5)	(5)
Exercise of common stock options	124	1	1,630	—	—	1,631
Tax effect from stock-based compensation	—	—	345	—	—	345
Stock-based compensation	(87)	(1)	4,295	—	—	4,294
Repurchases of common stock	(1,649)	(16)	(11,652)	(19,812)	—	(31,480)
Balance at September 27, 2014	53,289	$533	$—	$248,491	$8	$249,032

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$49,027	$53,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,579	22,199
Stock-based compensation	4,294	3,058
Net loss (gain) on disposals and impairments of assets	115	(10)
Excess tax benefits from stock-based compensation	(754)	(3,088)
Deferred income taxes	(4,306)	4,288
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(14,195)	1,717
Inventories	(8,552)	(5,069)
Income taxes	9,883	7,114
Prepaid expenses and other assets	(4,146)	(5,144)
Accounts payable	27,359	11,029
Customer prepayments	13,847	97
Accrued compensation and benefits	17,318	(5,607)
Other taxes and withholding	4,484	1,504
Warranty liabilities	953	(1,218)
Other accruals and liabilities	10,929	5,556
Net cash provided by operating activities	135,835	90,082

Cash flows from investing activities:
Purchases of property and equipment	(58,377)	(57,820)
Investments in marketable debt securities	(58,403)	(26,041)
Proceeds from maturities of marketable debt securities	38,237	31,973
Increase in restricted cash	(500)	—
Proceeds from sales of property and equipment	5	117
Acquisition of business	—	(15,500)
Investment in non-marketable equity securities	—	(3,000)
Net cash used in investing activities	(79,038)	(70,271)

Cash flows from financing activities:
Repurchases of common stock	(31,480)	(32,054)
Net decrease in short-term borrowings	(7,499)	(4,567)
Proceeds from issuance of common stock	1,631	7,108
Excess tax benefits from stock-based compensation	754	3,088
Net cash used in financing activities	(36,594)	(26,425)

Net increase (decrease) in cash and cash equivalents	20,203	(6,614)
Cash and cash equivalents, at beginning of period	58,223	87,915
Cash and cash equivalents, at end of period	$78,426	$81,301

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended September 27, 2014 of Select Comfort Corporation and 100%-owned subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of September 27, 2014, and December 28, 2013, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Fair Value Measurements

The following tables set forth, by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair value (in thousands):

	September 27, 2014
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,516	$—	$—	$17,516
Corporate bonds	—	17,736	—	17,736
U.S. Agency bonds	—	9,544	—	9,544
Municipal bonds	—	5,526	—	5,526
Commercial paper	—	4,995	—	4,995
	17,516	37,801	—	55,317
Marketable debt securities – non-current
U.S. Treasury securities	14,996	—	—	14,996
Corporate bonds	—	15,242	—	15,242
U.S. Agency bonds	—	10,019	—	10,019
Municipal bonds	—	3,119	—	3,119
	14,996	28,380	—	43,376
	$32,512	$66,181	$—	$98,693

	December 28, 2013
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$15,011	$—	$—	$15,011
Corporate bonds	—	20,300	—	20,300
U.S. Agency bonds	—	12,025	—	12,025
Municipal bonds	—	4,823	—	4,823
	15,011	37,148	—	52,159
Marketable debt securities – non-current
U.S. Treasury securities	8,978	—	—	8,978
Corporate bonds	—	15,484	—	15,484
U.S. Agency bonds	—	7,498	—	7,498
Municipal bonds	—	2,672	—	2,672
	8,978	25,654	—	34,632
	$23,989	$62,802	$—	$86,791

We did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

At September 27, 2014 and December 28, 2013, we had $0.9 million and $1.1 million, respectively, of debt and equity securities that funded our deferred compensation plan and are classified in other assets in our condensed consolidated balance sheets. We also had corresponding deferred compensation plan liabilities of $0.9 million and $1.1 million at September 27, 2014 and December 28, 2013, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Investments

Marketable Debt Securities

Investments in marketable debt securities were comprised of the following (in thousands):

	September 27, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$32,494	$21	$(3)	$32,512
Corporate bonds	32,996	4	(22)	32,978
U.S. Agency bonds	19,568	8	(13)	19,563
Municipal bonds	8,625	20	—	8,645
Commercial paper	4,996	—	(1)	4,995
	$98,679	$53	$(39)	$98,693

	December 28, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$23,975	$15	$(1)	$23,989
Corporate bonds	35,804	3	(23)	35,784
U.S. Agency bonds	19,517	10	(4)	19,523
Municipal bonds	7,474	23	(2)	7,495
	$86,770	$51	$(30)	$86,791

Maturities of marketable debt securities were as follows (in thousands):

	September 27, 2014		December 28, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable debt securities – current (due in less than one year)	$55,290	$55,317	$52,122	$52,159
Marketable debt securities – non-current (due in one to two years)	43,389	43,376	34,648	34,632
	$98,679	$98,693	$86,770	$86,791

During the three months ended September 27, 2014 and September 28, 2013, $14.6 million and $8.5 million, respectively, of marketable debt securities matured and were redeemed at face value. During the nine months ended September 27, 2014 and September 28, 2013, $38.1 million and $31.8 million, respectively, of marketable debt securities matured and were redeemed at face value. During the nine months ended September 27, 2014, there were no other-than-temporary declines in market value.

Other Investments

During 2013, we made a minority equity investment in one of our strategic product-development partners. The carrying value of this investment at September 27, 2014 and December 28, 2013 using the cost method is $4.5 million and is included in other assets on our condensed consolidated balance sheets.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Inventories

Inventories consisted of the following (in thousands):

	September 27, 2014	December 28, 2013
Raw materials	$10,013	$7,118
Work in progress	340	505
Finished goods	38,351	32,529
	$48,704	$40,152

5. Goodwill and Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets

The following is a roll forward of goodwill and indefinite-lived trade name/trademarks (in thousands):

	Nine Months Ended		Nine Months Ended
	September 27, 2014		September 28, 2013
	Goodwill	Indefinite-Lived Trade Name/ Trademarks	Goodwill	Indefinite-Lived Trade Name/ Trademarks
Beginning balance	$8,963	$1,396	$2,850	$—
Comfortaire purchase(1)	—	—	6,113	1,396
Ending balance	$8,963	$1,396	$8,963	$1,396

(1) Comfortaire purchase includes goodwill and indefinite-lived trade name/trademarks resulting from the acquisition of Comfortaire Corporation in the first quarter of fiscal 2013.

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	September 27, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$5,231	$1,220	$5,231	$850
Customer relationships	2,413	589	2,413	330
Trade names/trademarks	101	101	101	101
	$7,745	$1,910	$7,745	$1,281

Amortization expense for definite-lived intangible assets was $0.2 million and $0.6 million, for the three and nine months ended September 27, 2014, respectively, and $0.2 million and $0.6 million, for the three and nine months ended September 28, 2013, respectively.

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

At both September 27, 2014, and December 28, 2013, $20.0 million was available under the Credit Agreement, we had no borrowings and we were in compliance with all financial covenants. We had no outstanding letters of credit as of September 27, 2014 or December 28, 2013.

7. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Amount repurchased under Board-approved share repurchase program	$10,010	$10,008	$30,032	$30,027
Amount repurchased in connection with the vesting of employee restricted stock grants	—	15	1,448	2,027
Total amount repurchased	$10,010	$10,023	$31,480	$32,054

Effective as of September 27, 2014, our Board of Directors ("Board") increased our total remaining share repurchase authorization to $250.0 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

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

Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Options	$574	$740	$1,503	$2,018
Restricted shares	1,685	326	2,791	1,040
Total stock-based compensation expense(1)	2,259	1,066	4,294	3,058
Income tax benefit	(768)	(366)	(1,464)	(1,049)
Total stock-based compensation expense, net of tax	$1,491	$700	$2,830	$2,009

(1) The nine months ended September 27, 2014 includes a $1.2 million benefit related to a change in estimated forfeitures due to employee turnover during the three months ended March 29, 2014.

9. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each calendar quarter, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended September 27, 2014 and September 28, 2013 our contributions, net of forfeitures, were $0.9 million and $0.8 million, respectively. During the nine months ended September 27, 2014 and September 28, 2013 our contributions, net of forfeitures, were $2.7 million and $2.3 million, respectively.

10. Other Income, Net

Other income, net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Interest income	$106	$88	$306	$284
Interest expense	(10)	(14)	(30)	(41)
Other income, net	$96	$74	$276	$243

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The following computations reconcile net income per share – basic with net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$23,554	$20,259	$49,027	$53,656

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	53,271	54,854	53,677	54,992
Effect of dilutive securities:
Options	383	531	368	589
Restricted shares	317	363	313	409
Diluted weighted-average shares outstanding	53,971	55,748	54,358	55,990

Net income per share – basic	$0.44	$0.37	$0.91	$0.98
Net income per share – diluted	$0.44	$0.36	$0.90	$0.96

Additional potentially dilutive stock options totaling 0.7 million and 0.6 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and 0.9 million and 1.3 million for the nine months ended September 27, 2014 and September 28, 2013, respectively, have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

12. Commitments and Contingencies

Sales Returns

The accrued sales returns estimate is based on historical return rates, which are reasonably consistent from period to period, and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Balance at beginning of year	$9,433	$5,330
Additions that reduce net sales	55,047	33,260
Deductions from reserves	(50,074)	(28,816)
Acquired sales return reserve(1)	—	98
Balance at end of period	$14,406	$9,872

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

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Balance at beginning of year	$4,153	$4,858
Additions charged to costs and expenses for current-year sales	6,119	3,206
Deductions from reserves	(5,434)	(4,428)
Changes in liability for pre-existing warranties during the current year, including expirations	268	3
Acquired warranty reserve(1)	—	532
Balance at end of period	$5,106	$4,171

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

•	Availability of attractive and cost-effective consumer credit options;

•	Pending and unforeseen litigation and the potential for adverse publicity associated with litigation;

•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities;

•	Risks of disruption in the operation of either of our two primary manufacturing facilities;

•	Increasing government regulation;

•	The adequacy of our management information systems to meet the evolving needs of our business and to protect sensitive data from potential cyber threats;

•	The costs and potential disruptions to our business related to upgrading our management information systems;

•	Our ability to attract, retain and motivate qualified management, executive and other key employees, including qualified retail sales professionals and managers; and

•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

We generate revenue by selling products through two distribution channels. Our vertical, direct to consumer business model is our primary source of revenue with exclusive distribution through our Company-Controlled channel, which includes Retail, E-Commerce and Direct Marketing. In addition, we operate a small wholesale business in the United States and Australia.

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

Highlights

Financial highlights for the periods ended September 27, 2014 were as follows:

•
Net sales for the quarter increased 23% to $323.4 million, compared with $263.7 million for the same period one year ago. Company-Controlled comparable sales increased 16% and sales from 37 net new stores opened in the past 12 months added 8% growth in the quarter.

•	On a trailing twelve-month basis, sales per store (for stores open at least one year) increased 5% to $2.2 million, compared with the prior-year trailing twelve-month period.

•
Operating income for the quarter increased 15% to $35.3 million, or 10.9% of net sales, compared with $30.7 million, or 11.6% of net sales, for the same period one year ago. The increase in operating income was primarily due to the additional operating income generated by the 23% increase in net sales.

•	Net income for the quarter increased 16% to $23.6 million, or $0.44 per diluted share, compared with net income of $20.3 million, or $0.36 per diluted share, for the same period one year ago.

•	Cash provided by operating activities totaled $135.8 million for the nine months ended September 27, 2014, compared with $90.1 million for the same period one year ago.

•	At September 27, 2014, cash, cash equivalents and marketable debt securities totaled $177.1 million and we had no borrowings under our revolving credit facility.

Index

•	In the third quarter of 2014, we repurchased 474,222 shares of our common stock under our Board-approved share repurchase program at a cost of $10.0 million (an average of $21.11 per share).

•
Effective as of September 27, 2014, our Board increased our total remaining share repurchase authorization to $250 million. We intend to increase share repurchase activity by as much as 50 percent beginning in the fourth quarter of 2014.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
Net sales	$323.4	100.0%	$263.7	100.0%	$834.5	100.0%	$729.3	100.0%
Cost of sales	124.8	38.6%	97.3	36.9%	322.2	38.6%	268.1	36.8%
Gross profit	198.6	61.4%	166.4	63.1%	512.4	61.4%	461.2	63.2%

Operating expenses:
Sales and marketing	137.9	42.6%	118.3	44.9%	369.6	44.3%	326.5	44.8%
General and administrative	23.0	7.1%	15.1	5.7%	63.2	7.6%	46.2	6.3%
Research and development	2.4	0.7%	2.4	0.9%	5.7	0.7%	7.5	1.0%
Total operating expenses	163.2	50.5%	135.7	51.5%	438.5	52.5%	380.2	52.1%
Operating income	35.3	10.9%	30.7	11.6%	73.9	8.9%	81.0	11.1%
Operating income – as adjusted (1)	35.3	10.9%	30.6	11.6%	73.9	8.9%	80.5	11.0%
Other income, net	0.1	0.0%	0.1	0.0%	0.3	0.0%	0.2	0.0%
Income before income taxes	35.4	11.0%	30.8	11.7%	74.1	8.9%	81.3	11.1%
Income tax expense	11.9	3.7%	10.5	4.0%	25.1	3.0%	27.6	3.8%
Net income	$23.6	7.3%	$20.3	7.7%	$49.0	5.9%	$53.7	7.4%
Net income – as adjusted (1)	$23.6	7.3%	$20.2	7.6%	$49.0	5.9%	$53.3	7.3%

Net income per share:
Basic	$0.44		$0.37		$0.91		$0.98
Diluted	$0.44		$0.36		$0.90		$0.96
Diluted – as adjusted (1)	$0.44		$0.36		$0.90		$0.95

Weighted-average number of common shares:
Basic	53.3		54.9		53.7		55.0
Diluted	54.0		55.7		54.4		56.0

(1)
These non-GAAP measures are not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See page 22 for a reconciliation of these non-GAAP measures to the appropriate GAAP measures

(2)	3.
GAAP – generally accepted accounting principles

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Company-Controlled channel	98.0%	96.8%	96.9%	95.9%
Wholesale/Other channel	2.0%	3.2%	3.1%	4.1%
Total	100.0%	100.0%	100.0%	100.0%

Index

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Sales change rates:
Retail comparable-store sales(1)	16%	(1%)	9%	(5%)
E-Commerce and Direct	18%	(6%)	5%	(8%)
Company-Controlled comparable sales change	16%	(1%)	9%	(5%)
Net store openings/closings	8%	7%	7%	6%
Total Company-Controlled channel	24%	6%	16%	1%
Wholesale/Other channel	(23%)	55%	(14%)	31%
Total net sales change	23%	7%	14%	2%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Average sales per store(1) ($ in thousands)	$2,216	$2,102
Average sales per square foot(1)	$1,007	$1,131
Stores > $1 million in net sales(1)	98%	97%
Stores > $2 million in net sales(1)	50%	47%
Average revenue per mattress unit(2)	$3,733	$3,304	$3,600	$3,207

(1) Trailing twelve months for stores included in our comparable-store calculations.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Beginning of period	451	413	440	410
Opened	13	16	46	43
Closed	(4)	(6)	(26)	(30)
End of period	460	423	460	423

Comparison of Three Months Ended September 27, 2014 with Three Months Ended September 28, 2013

Net sales
Net sales increased 23% to $323.4 million for the three months ended September 27, 2014, compared with $263.7 million for the same period one year ago. Demand for our latest product innovations drove traffic to our stores and contributed to the sales increase. Company-Controlled comparable sales increased 16% and sales from 37 net new stores opened in the past 12 months added 8% growth in the quarter.

The $59.7 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $35.6 million increase in sales from our Company-Controlled comparable retail stores; (ii) a $23.1 million sales increase resulting from net store openings; and (iii) a $2.9 million increase in E-Commerce and Direct sales, partially offset by (iv) a $1.9 million decrease in Wholesale/Other channel sales. Company-Controlled mattress unit sales increased 10% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 13% to $3,733, driven by sales of new product innovations, including our new FlexFit adjustable bases, and our retail store experience.

Index

Gross profit
Gross profit of $198.6 million increased by $32.2 million, or 19%, compared with the same period one year ago. The gross profit rate decreased to 61.4% of net sales for the three months ended September 27, 2014, compared with 63.1% for the prior-year period. The 1.7 ppt. decrease in the gross profit rate was primarily due to: (i) a higher sales mix of lower-margin rate products, principally our FlexFit adjustable bases; and (ii) supply chain inefficiencies related to the strong demand for our new products. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including supply chain efficiencies, raw materials price fluctuations, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses
The sales and marketing expense rate for the three months ended September 27, 2014 decreased to 42.6% of net sales, compared with 44.9% of net sales for the same period one year ago. The 2.3 ppt. decrease in the sales and marketing expense rate in the current period was mainly due to leveraging our media spending, which increased by 9% compared with the prior-year period, while net sales increased 23%.

General and administrative expenses
General and administrative (“G&A”) expenses increased $8.0 million to $23.0 million for the three months ended September 27, 2014, compared with $15.1 million in the same period one year ago, and increased to 7.1% of net sales, compared with 5.7% of net sales last year. The $8.0 million increase in G&A expenses was primarily due to: (i) a $5.8 million increase in employee compensation (including company-wide performance-based incentive compensation which was not earned in the prior-year); (ii) $0.9 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business, including our new digital website which was launched in the second quarter of 2014; and (iii) a $1.3 million increase in miscellaneous other expenses. The G&A expense rate increased by 1.4 ppt. in the current period compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 23% net sales increase.

Research and development expenses
Research and development expenses for the three months ended September 27, 2014 were $2.4 million, or 0.7% of net sales, compared with $2.4 million, or 0.9% of net sales, for the same period one year ago.

Other income, net
Other income, net was $0.1 million for the three months ended September 27, 2014, consistent with the comparable period one year ago.

Income tax expense
Income tax expense was $11.9 million for the three months ended September 27, 2014 compared with $10.5 million for the same period one year ago. The effective tax rate for the three months ended September 27, 2014 was 33.5%, compared with the prior-year period rate of 34.2%.

Comparison of Nine Months Ended September 27, 2014 with Nine Months Ended September 28, 2013

Net sales
Net sales increased 14% to $834.5 million for the nine months ended September 27, 2014, compared with $729.3 million for the same period one year ago. The net sales increase was primarily driven by sales from 37 net new stores opened in the past 12 months and a 9% comparable sales increase in our Company-Controlled channel.

The $105.2 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $54.3 million sales increase resulting from net new store openings; (ii) a $52.9 million increase in sales from our Company-Controlled comparable retail stores; and (iii) a $2.3 million increase in E-Commerce and Direct sales, partially offset by (iv) a $4.3 million decrease in Wholesale/Other channel sales. Company-Controlled mattress unit sales increased 3% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 12% to $3,600, driven by sales of new product innovations, including our new FlexFit adjustable bases, and our retail store experience.

Index

Gross profit
Gross profit of $512.4 million increased by $51.1 million, or 11%, compared with the same period one year ago.The gross profit rate decreased to 61.4% of net sales for the nine months ended September 27, 2014, compared with 63.2% for the prior-year period. The 1.8 ppt. decrease in the gross profit rate was primarily due to: (i) a higher sales mix of lower-margin rate products, principally our FlexFit adjustable bases; and (ii) increased sales return and exchange costs resulting from the second quarter 2013 change in our 30-night trial policy to 100 nights. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including supply chain efficiencies, raw materials price fluctuations, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses
The sales and marketing expense rate for the nine months ended September 27, 2014 decreased to 44.3% of net sales, compared with 44.8% of net sales, for the same period one year ago. The sales and marketing expense rate declined 0.5 ppt. compared with the same period one year ago due to the leveraging impact of the 14% net sales increase.

General and administrative expenses
General and administrative (“G&A”) expenses increased $16.9 million to $63.2 million for the nine months ended September 27, 2014, compared with $46.2 million in the prior year, and increased to 7.6% of net sales, compared with 6.3% of net sales one year ago. The $16.9 million increase in G&A expenses was primarily due to: (i) an $11.5 million increase in employee compensation (including company-wide performance-based incentive compensation which was not earned in the prior-year); (ii) $1.9 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business, including our new digital website which was launched in the second quarter of 2014; and (iii) a $3.5 million net increase in miscellaneous other expenses. The G&A expense rate increased by 1.3 ppt. in the current period compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 14% net sales increase.

Research and development expenses
Research and development ("R&D") expenses for the nine months ended September 27, 2014 were $5.7 million, or 0.7% of net sales, compared with $7.5 million, or 1.0% of net sales, for the same period one year ago.

Other income, net
Other income, net was $0.3 million for the nine months ended September 27, 2014, consistent with the comparable period one year ago.

Income tax expense
Income tax expense was $25.1 million for the nine months ended September 27, 2014, compared with $27.6 million for the same period one year ago. The effective tax rate for the nine months ended September 27, 2014 was 33.9% compared with 34.0% for the prior-year period.

Liquidity and Capital Resources

As of September 27, 2014, cash, cash equivalents and marketable debt securities totaled $177.1 million compared with $145.0 million as of December 28, 2013. The $32.1 million increase was primarily due to $135.8 million of cash provided by operating activities, partially offset by $58.4 million of cash used to purchase property and equipment, $31.5 million of cash used to repurchase our common stock ($30.0 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock grants), and a $7.5 million decrease in short-term borrowings. The $98.7 million of marketable debt securities held as of September 27, 2014 are all highly liquid and include U.S. government and agency securities, corporate debt securities, municipal bonds and commercial paper.

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	September 27, 2014	September 28, 2013
Total cash provided by (used in):
Operating activities	$135.8	$90.1
Investing activities	(79.0)	(70.3)
Financing activities	(36.6)	(26.4)
Net increase (decrease) in cash and cash equivalents	$20.2	$(6.6)

Index

Cash provided by operating activities for the nine months ended September 27, 2014 was $135.8 million compared with $90.1 million for the nine months ended September 28, 2013. The $45.8 million year-over-year increase in cash from operating activities was comprised of a $47.9 million increase in cash from changes in operating assets and liabilities and a $2.5 million increase in adjustments to reconcile net income to net cash provided by operating activities, partially offset by a $4.6 million decrease in net income for the nine months ended September 27, 2014 compared with the same period one year ago. The change in operating assets and liabilities includes $5 million of deferred revenue and $3 million of deferred expenses associated with our SleepIQ product, which will be recognized in our statement of operations over the product's useful life (currently estimated at five years).

Net cash used in investing activities was $79.0 million for the nine months ended September 27, 2014, compared with $70.3 million for the same period one year ago. Investing activities for the current-year period included $58.4 million of property and equipment purchases, including $20.0 million related to upgrading our management information systems, compared with $57.8 million for the same period one year ago. On a net basis, we increased our investments in marketable debt securities by $20.2 million during the nine months ended September 27, 2014 compared with a net reduction of $5.9 million during the comparable period one year ago.

Net cash used in financing activities was $36.6 million for the nine months ended September 27, 2014, compared with $26.4 million for the same period one year ago. During the nine months ended September 27, 2014, we repurchased $31.5 million of our stock ($30.0 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock grants) compared with $32.1 million ($30.0 million under our Board-approved share repurchase program and $2.0 million in connection with the vesting of employee restricted stock grants) during the same period one year ago. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

Under the Board-approved share repurchase program, we repurchased 1,572,708 shares at a cost of $30.0 million (an average of $19.10 per share) during the nine months ended September 27, 2014. During the nine months ended September 28, 2013, we repurchased 1,347,579 shares at a cost of $30.0 million (an average of $22.28 per share). Effective as of September 27, 2014, our Board increased the total remaining share repurchase authorization to $250 million. There is no expiration date governing the period over which we can repurchase shares. We intend to increase share repurchase activity by as much as 50 percent beginning in the fourth quarter of 2014.

Our $20.0 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as amended, is an unsecured revolving credit facility that matures August 31, 2016. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20.0 million to up to $50.0 million in total availability, subject to lender approval. As of September 27, 2014 we were in compliance with all financial covenants.

Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. The $177.1 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

We have an agreement with Synchrony Bank (formerly GE Capital Retail Bank) to offer qualified customers revolving credit arrangements to finance purchases from us (“Synchrony Agreement”). The Synchrony Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum working capital requirement. As of September 27, 2014 we were in compliance with all financial covenants.

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

	Three Months Ended
	September 27, 2014	September 28, 2013
	As Reported	As Reported	CEO Transition Benefit(1)	As Adjusted
Operating income	$35,346	$30,699	$(143)	$30,556
Other income, net	96	74	—	74

Income before income taxes	35,442	30,773	(143)	30,630
Income tax expense(2)	11,888	10,514	(49)	10,465
Net income	$23,554	$20,259	$(94)	$20,165

Net income per share –
Basic	$0.44	$0.37	$0.00	$0.37
Diluted	$0.44	$0.36	$0.00	$0.36

Basic Shares	53,271	54,854	54,854	54,854
Diluted Shares	53,971	55,748	55,748	55,748

	Nine Months Ended
	September 27, 2014	September 28, 2013
	As Reported	As Reported	CEO Transition Benefit(1)	As Adjusted
Operating income	$73,859	$81,033	$(534)	$80,499
Other income, net	276	243	—	243

Income before income taxes	74,135	81,276	(534)	80,742
Income tax expense(2)	25,108	27,620	(183)	27,437
Net income	$49,027	$53,656	$(351)	$53,305

Net income per share –
Basic	$0.91	$0.98	$(0.01)	$0.97
Diluted	$0.90	$0.96	$(0.01)	$0.95

Basic Shares	53,677	54,992	54,992	54,992
Diluted Shares	54,358	55,990	55,990	55,990

(1) In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Compensation Committee approved the modification of Mr. McLaughlin’s currently unvested stock awards, including performance-based stock awards. The performance-based stock awards are subject to applicable performance adjustments through 2014 based on actual performance versus performance targets. For the three and nine months ended September 28, 2013, we recorded non-cash compensation benefits of $0.1 million ($0.1 million net of tax) and $0.5 million ($0.4 million, net of income tax), respectively, resulting from performance-based stock award adjustments.
(2) Reflects effective income tax rate, before discrete adjustments, of 34.3% for 2013.
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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$23,554	$20,259	$55,452	$66,151
Income tax expense	11,888	10,514	28,418	34,629
Interest expense	10	14	40	53
Depreciation and amortization	10,125	7,774	37,095	26,932
Stock-based compensation	2,259	1,067	5,467	3,796
Asset impairments	28	48	153	126
Adjusted EBITDA	$47,864	$39,676	$126,625	$131,687

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net cash provided by operating activities	$135,835	$90,082	$133,858	$93,072
Subtract: Purchases of property and equipment	58,377	57,820	77,368	72,597
Free cash flow	$77,458	$32,262	$56,490	$20,475

Off-Balance-Sheet Arrangements and Contractual Obligations

As of September 27, 2014, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at September 27, 2014.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of September 27, 2014 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of September 27, 2014, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 29, 2014 through July 26, 2014	148,371	$20.35	148,371	$113,661,000
July 27, 2014 though August 23, 2014	150,588	21.10	150,588	110,484,000
August 24, 2014 through September 27, 2014	175,263	21.76	175,263	250,000,000
Total	474,222	$21.11	474,222	$250,000,000

(1)
Under the then-current Board-approved share repurchase program, we repurchased 474,222 shares of our common stock at a cost of $10.0 million (based on trade dates) during the three months ended September 27, 2014.

(2)
Effective as of September 27, 2014, our Board increased the total remaining share repurchase authorization to $250.0 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 27, 2014, filed with the SEC on October 29, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 27, 2014 and December 28, 2013; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2014 and September 28, 2013; (iv) Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 27, 2014; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	October 29, 2014	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 27, 2014, filed with the SEC on October 29, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 27, 2014 and December 28, 2013; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2014 and September 28, 2013; (iv) Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 27, 2014; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith