Form 10-K
period 2015-01-03
SELECT COMFORT CORP
filed 2015-02-27
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 3, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 28, 2014, was $957,148,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).
As of January 31, 2015, there were 52,670,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

As used in this Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Select Comfort” mean Select Comfort Corporation and its subsidiaries and the term “common stock” means our common stock, par value $0.01 per share.

As used in this Form 10-K, the term “bedding” includes mattresses, box springs and foundations.

Sleep Number®, Select Comfort®, Double Arrow logo, Know Better SleepSM, Sleep IQ®, AirFit™, Comfort.Individualized.®, ComfortFit®, CoolFit™, DualAir Technology Inside logo, DualAir™, DualTemp™, Comfortaire®, Dreamaire®, Firmness Control™ System, FlexFit™, In Balance™, IndividualFit®, Individualized Sleep Experiences®, LuxFit® Pillow[ology]®, PillowFit®, PlushFit™, Sleep Number Inner Circle®, Take Control of Your Sleep®, Tech-e® The Only Bed That Knows You®, What’s Your Sleep Number?®, our bed model names, and our other marks and stylized logos are trademarks and/or service marks of Select Comfort. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. Our fiscal year is based on a 52- or 53-week year. All years presented in this Form 10-K are 52 weeks, except for the 2014 fiscal year ended January 3, 2015, which is a 53-week year.

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

ITEM 1. BUSINESS

Overview

Select Comfort Corporation, based in Minneapolis, Minnesota, was founded in 1987. Our vision is to be become one of the world’s most beloved brands by delivering an unparalleled Sleep Experience.

We offer consumers high-quality, innovative and individualized sleep solutions and services, which include a complete line of SLEEP NUMBER® beds and bedding accessories. Our vertically integrated business model has three significant competitive advantages: proprietary sleep innovations, ongoing customer relationship and exclusive distribution. We expect to deliver superior shareholder value creation through sustainable, profitable growth and efficient capital deployment.

We are the exclusive designer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number® beds. Only the Sleep Number bed offers SleepIQ® technology - proprietary sensors that works directly with the bed’s DualAir™ technology to monitor each individual’s sleep. SleepIQ technology communicates how you slept and what adjustments you can make to optimize your sleep and improve your daily life. Select Comfort also offers a full line of exclusive sleep products including FlextFit™ adjustable base technology and Sleep Number® pillows, sheets and other bedding products. As the only national specialty-mattress retailer, consumers also benefit from a unique, value-added retail experience at one of the more than 460 Sleep Number® stores across the country, online at SleepNumber.com, or via phone at (800) Sleep Number or (800) 753-3768.

In 1998, Select Comfort became a publicly traded company and is listed on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” When used herein, the terms “Select Comfort,” “Company,” “we,” “us” and “our” refer to Select Comfort Corporation, including consolidated subsidiaries.

Select Comfort has evolved from a specialty, niche direct marketer, to a national consumer-driven innovation company operating under the Sleep Number brand. The advantaged, vertically integrated business model generated fiscal 2014 net sales of $1.16 billion with $102 million of operating income. In 2010, 2011, 2012 and 2013, we generated operating income of $52 million, $90 million, $120 million and $91 million, respectively.

Proprietary Sleep Innovations

Sleep Number® Bed

Unlike the “one-size-fits-all” solution offered by other mattress brands, the Sleep Number bed offers individualized comfort that is adjustable on each side. Our proprietary DualAir™ technology, which features two independent air chambers, allows couples to adjust firmness to their own individual preference at the touch of a button. Sleepers can each enjoy their ideal firmness, support and pressure-relieving comfort – their Sleep Number® setting – for deep, restful sleep.

The unique benefits of our proprietary Sleep Number bed have been validated through clinical sleep research which has shown that participants who slept on a Sleep Number bed generally fell asleep faster, experienced more deep sleep with fewer disturbances and experienced greater relief from back pain than those sleeping on a traditional innerspring mattress.

We offer Sleep Number beds in good, better and best price ranges within the premium mattress category, and in a broad range of sizes, including twin, full, queen, eastern king, California king and the FlexTop® mattress.

•	The Classic Series offers Sleep Number adjustability starting at $699 for a queen mattress. The series includes the Sleep Number c2 and c4 beds.

•	The Performance Series includes our most popular mattresses with a perfect balance of softness and pressure relieving support. The series includes the Sleep Number p5 and p6 beds.

•	The Memory Foam Series is breathable and contouring. The series includes the Sleep Number m6 and m7 beds.

•	The Innovation Series is the ultimate in individualized comfort and temperature balancing innovation. The series includes the Sleep Number i8 and i10 beds.

•
The Sleep Number x12 bed features the integration of multiple technology options including our exclusive FlexFit™ 3 adjustable base, and our breakthrough SleepIQ® technology - Probably the Best Bed in the WorldSM.

SleepIQ® technology was introduced on the Sleep Number x12 bed in January 2014. This breakthrough advancement in sleep technology is an illustration of Sleep Number’s innovation leadership. The Sleep Number bed is the only bed that lets you track and optimize your sleep with SleepIQ technology. Sensors work directly with Sleep Number’s proprietary Advanced DualAir™ technology to comprehensively track each person's sleep quality and provide a SleepIQ® score and other information each morning to allow the sleeper to make knowledgeable adjustments to their Sleep Number setting or daily routine. It empowers the sleeper to achieve their best possible sleep each night. SleepIQ technology measures your average breathing rate, average heart rate, movement, and presence in bed using a proprietary full-body algorithm to compute quality of sleep. SleepIQ technology is available on all Sleep Number beds and can also be added to Sleep Number beds purchased after 2008.

In January 2015, we introduced the SleepIQ Kids™ bed at the International Consumer Electronics Show (CES). The SleepIQ Kids bed extends Sleep Number’s core adjustability technology and SleepIQ technology to the children’s mattress market. It is the first and only bed in the world that adjusts with children as they grow, using effortless technology to empower parents and children with a combination of sleep knowledge and adjustability. The SleepIQ Kids bed uses sensors that work directly with Sleep Number DualAir technology (including adjustable air chamber and Firmness Control System) to adjust the child’s bed for individualized comfort. The SleepIQ Kids bed features eight solutions that improve sleep for both parents and children - Smart Bed for Smart Kids™.

Sleep Number® Bedding Collection

Our exclusive Sleep Number bedding collection is a proprietary line of sleep innovations that are designed to meet each individual's needs and therefore solve sleep issues. Create Your Perfect PillowSM and our AirFit™ pillow adjust to an individual's size, shape and sleeping position for more comfortable sleep. The pillows are available in our exclusive CoolFit™ foam, memory fiber or goose down. We also offer Create Your Perfect ComforterSM and a wide assortment of temperature balancing products.

In 2013, we introduced the breakthrough DualTemp™ layer, a new sleep innovation that addresses one of the most significant sleep issues experienced by customers - sleeping too hot or sleeping too cold. The DualTemp layer features active air technology that allows each person to select his/her ideal temperature at the simple touch of a button. The DualTemp layer can be used with any mattress brand or adjustable base.

FlexFit™ Adjustable Base Technology

We offer a full line of FlexFit adjustable bases which enable customers to raise the head or foot of the bed, and to experience the comfort of massage, using a handheld remote control.

Exclusive Distribution

Unlike traditional mattress manufacturers, which primarily sell through third-party retailers, over 97% of our net sales are through our Company-Controlled distribution channel (Retail, Direct Marketing and E-Commerce).

Over the past four years, we have optimized our real estate footprint for our target customer, through new stores, expansions and relocations. We target high quality, convenient, visible store locations based on several factors including each market’s overall sales potential, store geographic location, demographics and proximity to other specialty retail stores. As the exclusive distributor of Sleep Number® products, we target one store per population of 350,000 - 500,000 people, which places our stores within an average radius of 10 miles or 20-minute drive times for most of our target customers.

Historically, our retail stores have been located only in shopping malls. In 2010, we began operating in off-mall locations. The off-mall store format is intended to complement our existing mall-based stores. The off-mall format provides more flexibility to our real estate strategy to best service our customer.

Our productive store design and improved real estate locations complement our value-added retail experience, which results in high store productivity and profitability. Our sales-per-square-foot productivity ranks in the top 10 of U.S. specialty retail brands, at over $1,000 per foot and we average more than $675,000 in sales per full-time retail employee, which is 50% higher than top performing U.S. specialty retail brands. Since 2010, we have increased our average store size by over 55% to 2,302 square feet.

As of January 3, 2015, we had 463 retail stores in the U.S., 40% of which were in off-mall locations. We expect to grow our retail store portfolio by approximately 6% during 2015. Our direct marketing call center and E-Commerce website provide national sales coverage, including markets not yet served by one of our retail stores.

Our retail stores accounted for 91% of our net sales in 2014. Average annual net sales per comparable store have doubled since 2009 and were $2,327,000 in 2014 versus $2,093,000 in 2013, $2,164,000 in 2012, $1,721,000 in 2011 and $1,295,000 in 2010. In 2014, 59% of our stores open for a full year generated net sales over $2,000,000 and 16% of our stores open for a full year generated net sales over $3,000,000. Our direct marketing call center and E-Commerce website accounted for 6% of our net sales in 2014.

Marketing

We employ a variety of marketing and advertising vehicles to drive customer traffic across all our channels, to strengthen and reinforce our brand image, and to acquire new customers. Our marketing objective is to build an iconic brand and we target a broad customer demographic – 30-54 years old with greater than $75,000 household income. Our customers care about their well-being and know that sleep is a key factor.

Marketing drives growth in our business by building consumer awareness and consideration of our sleep innovations and increasing traffic to our stores and website, while building our brand image. We communicate with our existing and potential new customers through a mix of national and local marketing supporting our national store portfolio. We use an integrated approach to the media mix that includes television, radio, digital, direct mail, email, newspaper inserts, in-store, out-of-home and public relations. In 2014, media expense represented 13.7% of net sales.

Our website, along with mobile and tablet properties, is designed to promote consumer awareness and consideration for the brand, facilitate product research, generate store traffic and provide support, as well as execute customer transactions. We launched a new web platform in 2014, which supported a 44% growth in year-over-year unique visitor traffic.

In 2014, we launched our Know Better SleepSM campaign, which features the consumer benefits of our latest sleep innovations.

Operations

Manufacturing and Distribution

We have two manufacturing plants (one in Irmo, South Carolina and the other in Salt Lake City, Utah) which distribute Sleep Number® products. The manufacturing operations in South Carolina and Utah consist of quilting and sewing of the fabric covers for our beds, and final assembly and packaging of mattresses and bases. In addition, our electrical Firmness Control™ Systems are assembled in our Utah plant.

We have one manufacturing plant in Greensboro, South Carolina which distributes Comfortaire® products. The manufacturing operations consist of final assembly and packaging of mattresses and bases.

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

We obtain all of the raw materials and components used to produce our beds from outside sources. A number of components, including our proprietary air chambers, our proprietary blow-molded foundations, our adjustable foundations, various components for our Firmness Control Systems, as well as fabrics and zippers, are sourced from suppliers who currently serve as our sole or primary source of supply for these components. We believe we can obtain these raw materials and components from other sources of supply, although we could experience some short-term disruption in our ability to fulfill orders in the event of an unexpected loss of supply from one of the primary suppliers. We utilize dual sourcing on targeted components when effective.

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

Home Delivery Service

We offer Sleep Number® Comfort ServiceSM Home Delivery & Setup, which includes assembly and mattress removal. In selected markets, we provide home delivery, assembly and mattress removal services through third-party providers. Approximately 79% of beds sold through our Company-Controlled channel in 2014 were delivered by our full-service home delivery team or by our third-party service providers.

Customer Service

We maintain an in-house customer service department staffed by teams of specialists who provide service and support via phone, email, “live chat,” and social media. Our customer service team supports an ongoing relationship with our customers.  Direct access to our customers is a unique advantage that also provides insights and emerging trends as we strive to continuously improve our product and service quality and advance our innovations.

Research and Development

As a consumer-driven innovation company, Sleep Number uses extensive consumer research to understand consumer needs.  This research informs the design and delivery of our sleep innovations and customer experience. Our research and development expenses were $8.2 million in 2014, $9.5 million in 2013 and $6.2 million in 2012.

Management Information Systems

We use information technology systems to operate, analyze and manage our business, to reduce operating costs and to enhance our customers' experience. Our major systems include an in-store point of sale system, a retail portal system, an order entry system, in-bound and out-bound telecommunications systems for direct marketing, delivery scheduling and customer service, E-Commerce systems, a data warehouse system and an enterprise resource planning system. These systems are comprised of both packaged applications licensed from various software vendors and internally developed programs. We are currently engaged in a multi-year project to upgrade our core information technology systems with an expected "go-live" date in the fourth quarter of 2015. Please refer to the information set forth under the caption “Risk Factors” below for a discussion of certain risks that may be encountered in connection with the upgrade of our information technology systems.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, border wall and corner piece systems, foundation systems, sensing systems, as well as other technology. We have 27 issued U.S. patents, expiring at various dates between September 2015 and March 2034, and 31 U.S. patent applications pending. We also hold 37 foreign patents and have 15 foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products.

Select Comfort®, Sleep Number®, SleepIQ® and the double arrow logo are trademarks registered with the U.S. Patent and Trademark Office. We have a number of other registered trademarks including Comfortaire®, ComfortFit®, Comfort.Individualized.®, DualTemp logo, FlexTop®, IndividualFit®, Individualized Sleep Experiences®, LuxFit®, Pillow[ology]®, PillowFit®, Sleep Number Inner Circle®, Take Control of Your Sleep®, Tech-e®, The Only Bed That Knows You® and What’s Your Sleep Number?®. Several trademarks are the subject of pending applications including AirFit™, DualAir Technology Inside logo, Know Better SleepSM, PlushFit™ and SleepIQ Kids™. Each registered mark is renewable indefinitely as long as the mark remains in use. We also have a number of common law trademarks including CoolFit™, DualAir™, Firmness Control™, FlexFit™, In Balance™ and our bed model names. We are not aware of any material claims of infringement that may be asserted against us or any material challenges that may be asserted against our right to use these marks.

Industry and Competition

The U.S. bedding industry is a mature and generally stable industry. According to the International Sleep Products Association (“ISPA”), since 1984 the bedding manufacturing industry has consistently demonstrated growth on a dollar basis, with a 0.3% decline in 2001, 9.1% decline in 2008 and 9.0% decline in 2009 being the only exceptions. According to ISPA, industry wholesale shipments of mattresses and foundations were estimated to be $7.5 billion in 2014 compared to $7.0 billion in 2013. We estimate that traditional innerspring mattresses represent approximately 70% of total U.S. bedding sales (based on 2013 sales). Furniture/Today, a furniture industry trade publication, has ranked Select Comfort as the fifth largest mattress manufacturer and third largest U.S. bedding retailer for 2013, with a 5.0% market share of industry revenue and 1.5% market share of industry units.

Over the 5-year, 10-year and 20-year periods ended 2014, the value of U.S. wholesale bedding shipments increased at compound annual growth rates of 5.8%, 2.6% and 4.7%, respectively. We believe that industry unit growth has been primarily driven by population growth, an increase in the number of homes (including secondary residences) and the increased size of homes. We believe growth in average wholesale prices resulted from a shift to both larger and higher quality beds, which are typically more expensive.

The bedding industry is very competitive. Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among the largest manufacturers of innerspring bedding with nationally recognized brand names, including Sealy, Stearns & Foster, Serta and Simmons. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the innerspring bedding market. During 2013, Tempur-Pedic completed the acquisition of Sealy and now offers an air-supported mattress. Tempur Sealy International, Inc., the second largest bedding manufacturer (based on 2013 sales), and a number of other mattress manufacturers, offer foam mattress products.The retail bedding industry is also highly competitive. Our Company-Controlled distribution channel, which includes our retail stores, competes against regional and local specialty bedding retailers, home furnishing stores, mass merchants and national discount stores. We compete principally on the differentiation and quality of our products, customer service and value pricing.

Governmental Regulation and Environmental Matters

Our operations are subject to federal and state consumer protection and other regulations relating to the bedding industry and retailers generally. The bedding regulations vary among the jurisdictions in which we do business, but generally include requirements as to the proper labeling of bedding merchandise.

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

We are not aware of any national or local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net income or competitive position, or will result in material capital expenditures. During fiscal 2014, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

Customers

No single customer accounts for 10% or more of our net sales.

Seasonality

Our business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales in the second quarter and increased sales during selected holiday or promotional periods.

Working Capital

Selling directly to our customers, with a primarily just-in-time, build-to-order production process in our plants, and with retail stores that serve mainly as showrooms, allows us to maintain low inventory levels and operate with minimal working capital requirements. We have historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. As of January 3, 2015, we had $20 million available under our $20 million credit facility which contains an accordion feature that allows us to increase the amount of the line up to $50 million in total availability, subject to lender approval.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by Synchrony Bank. Approximately 44% of our net sales in 2014 were financed by Synchrony Bank. Our current agreement with Synchrony Bank expires December 31, 2020, subject to earlier termination upon certain events and subject to automatic extensions. We pay Synchrony Bank a fee for extended credit promotional financing offers. Under the terms of our agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures. As the receivables are owned by Synchrony Bank, at no time are the receivables purchased or acquired from us. We are not liable to Synchrony Bank for our customers' credit defaults. In connection with all purchases financed under these arrangements, Synchrony Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Customers that do not qualify for credit under our agreement with Synchrony Bank may apply for credit under a secondary program that we offer through another provider.

Employees

At January 3, 2015, we employed 3,149 persons, including 1,686 retail sales and support employees, 285 direct marketing and customer service employees, 794 manufacturing and logistics employees, and 384 management and administrative employees. Approximately 109 of our employees were employed on a part-time basis at January 3, 2015. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis (plus commissions for sales professionals). None of our employees is represented by a labor union or covered by a collective bargaining agreement. In recent periods we have focused on improving our employee engagement levels, which we believe is important to driving both organizational productivity and customer satisfaction.

Executive Officers of the Registrant

SHELLY R. IBACH, 55
President and Chief Executive Officer (Joined the Company in 2007 and was promoted to President and CEO in June 2012)
Shelly R. Ibach, SLEEP NUMBER® setting 40, is President and Chief Executive Officer (CEO) for Select Comfort. From June 2011 to June 2012, Ms. Ibach served as the Company’s Executive Vice President and Chief Operating Officer and from October 2008 to June 2011, she served as Executive Vice President, Sales & Merchandising. Ms. Ibach joined the Company in April 2007 as Senior Vice President of U.S. sales for company-owned channels. Before joining the Company, Ms. Ibach was Senior Vice President and General Merchandise Manager for Macy’s home division. From 1982 to 2005, Ms. Ibach held various leadership and executive positions within Marshall Field’s Department Stores - Target Corporation.

MELISSA BARRA, 42
Senior Vice President, Chief Strategy and Customer Relationship Officer (Joined the Company in 2013 and was promoted to current role in January 2015)
Melissa Barra, SLEEP NUMBER® setting 30, serves as the Senior Vice President, Chief Strategy and Customer Relationship Officer. Ms. Barra was Vice President, Consumer Insights and Strategy from February 2013 to January 2015. Prior to joining Select Comfort in February 2013, Ms. Barra was Vice President, Process Reengineering Officer for Best Buy Co., Inc. from 2011 to 2012. In a dual role, she also served as Vice President, Finance, New Business Customer Solutions Group from 2010 to 2012. From 2005 to 2010, she held leadership positions in Strategic Alliances and Corporate Development for Best Buy. Prior to Best Buy, Ms. Barra held corporate finance and strategy leadership roles in companies in the U.S. and internationally, including Grupo Futuro S.A., Citibank, and GE Capital.

ANNIE L. BLOOMQUIST, 45
Senior Vice President and Chief Product Officer (Joined the Company in 2008 and was promoted to current role in June 2012)
Annie L. Bloomquist, SLEEP NUMBER® setting 35, serves as the Senior Vice President and Chief Product Officer for Select Comfort and leads product innovation including product management, development, merchandise buying and R&D for all Sleep Number products. Ms. Bloomquist was the Chief Product and Merchandising Officer from June 2011 to June 2012. Ms. Bloomquist joined Select Comfort in May 2008 as Vice President and General Merchandise Manager. Prior to joining Select Comfort, Ms. Bloomquist held leadership positions in product and merchandising at Macy’s and Marshall Field’s Department Stores for Target Corporation from 1996 to 2008.

KEVIN K. BROWN, 46
Senior Vice President and Chief Marketing Officer (Joined the Company in 2014)
Kevin K. Brown, SLEEP NUMBER® setting 40, serves as the Senior Vice President and Chief Marketing Officer for Select Comfort. Prior to joining Select Comfort in January 2014, Mr. Brown served as Group Vice President, Chief Marketing Officer for Meijer, Inc., a regional chain of retail supercenters, from 2011 to 2013. From 2007 to 2011, Mr. Brown held executive marketing leadership roles at Sears Holdings Corporation, including Vice President, Chief Marketing Officer for the home appliances business unit. Previously, Mr. Brown held the position of Senior Vice President, Marketing for Jo-Ann Stores, Inc., from 2004 to 2006. Prior to Jo-Ann Stores, he was an associate partner for Accenture.

DAVID R. CALLEN, 48
Senior Vice President and Chief Financial Officer (Joined the Company in 2014)
David R. Callen, SLEEP NUMBER® setting 40, serves as the Senior Vice President and Chief Financial Officer for Select Comfort. Prior to joining Select Comfort in April 2014, Mr. Callen served for more than 20 years in increasingly responsible positions including most recently, from 2007 to 2014, as the Principal Financial Officer, Vice President Finance and Treasurer for Ethan Allen Interiors, Inc. Previously, Mr. Callen served in financial management positions with emphasis on international manufacturing and brand support in automotive, dental, outdoor recreational products, high tech and public accounting. Mr. Callen holds a B.A. in Accounting from Michigan State University and is a Certified Public Accountant.

ANDY P. CARLIN, 51
Senior Vice President and Chief Sales Officer (Joined the Company in 2008 and was promoted to current role in June 2012)
Andy P. Carlin, SLEEP NUMBER® setting 40, serves as the Senior Vice President and Chief Sales Officer for Select Comfort and leads all sales channels and real estate. From May 2011 to June 2012 Mr. Carlin was the Vice President and Chief Sales Officer, and from January 2009 to May 2011 he was the Vice President of U.S. Retail Sales. Mr. Carlin joined Select Comfort in January 2008 as Regional Vice President, East Region. Prior to joining Select Comfort, Mr. Carlin spent more than 20 years in sales leadership roles for companies including Senior Vice President of Store Operations at Gander Mountain from 2003 to 2008, Kohl’s Department Stores from 1995 to 2003 and Target Corporation from 1986 to 1995.

PATRICIA A. DIRKS, 58
Senior Vice President and Chief Human Capital Officer (Joined the Company in 2014)
Patricia A. Dirks (Tricia), SLEEP NUMBER® setting 35, serves as the Senior Vice President and Chief Human Capital Officer for Select Comfort and leads all human capital functions. Prior to joining Select Comfort in April 2014, Ms. Dirks served as Senior Vice President of Organizational Effectiveness for Target Corporation. From 2004 to 2009, Ms. Dirks was Vice President Human Resources for Target Corporation. Prior to 2004, Ms. Dirks held various human resources leadership positions at Marshall Field’s Department Stores for Target Corporation, including Senior Vice President of Human Resources.

MARK A. KIMBALL, 56
Senior Vice President and Chief Legal and Risk Officer and Secretary (Joined the Company in 1999)
Mark A. Kimball, SLEEP NUMBER® setting 40, currently serves as Select Comfort’s Senior Vice President and Chief Legal and Risk Officer and Secretary. From August 2003 to June 2011, Mr. Kimball held the position of Senior Vice President, General Counsel, Chief Administrative Officer and Secretary. From July 2000 to August 2003, Mr. Kimball served as Senior Vice President, Human Resources and Legal, General Counsel, Chief Administrative Officer and Secretary. From May 1999 to July 2000, Mr. Kimball served as the Company’s Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining Select Comfort, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

KATHRYN V. ROEDEL, 54
Executive Vice President and Chief Services and Fulfillment Officer (Joined the Company in 2005 and was promoted to current role in June 2011)
Kathryn V. Roedel, SLEEP NUMBER® setting 35, currently serves as Select Comfort’s Executive Vice President and Chief Services and Fulfillment Officer. From October 2008 to June 2011, Ms. Roedel served as Select Comfort’s Executive Vice President, Product and Service. Ms. Roedel joined Select Comfort as the Company’s Senior Vice President, Global Supply Chain in April 2005. From 2003 to March 2005, Ms. Roedel served as the General Manager, Global Supply Chain Strategy for GE Medical Systems. From 1983 to 2003, she held leadership positions within two divisions of General Electric Company, in Sourcing, Manufacturing, Quality and Service. Other key positions included General Manager, Global Quality and Six Sigma; Vice President of Technical Operations and Director/Vice President of Quality Programs for GE Clinical Services, a division of GE Medical Systems.

J. HUNTER SAKLAD, 45
Senior Vice President, Chief Information Officer (Joined the Company in 2004 and was promoted to current role in December 2012)
Hunter Saklad, SLEEP NUMBER® setting 50, is the Senior Vice President, Chief Information Officer at Select Comfort. From June 2011 to December 2012, he served as the Vice President, Consumer Insight and Strategy at Select Comfort. From March 2006 to June 2011 he was Vice President of Finance and held a variety of positions across Finance serving business partners in marketing, sales, supply chain, FP&A, investor relations and treasury. Mr. Saklad joined Select Comfort in October 2004 as Sr. Director of Finance. Prior to joining Select Comfort, Mr. Saklad held finance-leadership roles at Ford Motor Company and Visteon.

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

Our Company-Controlled distribution strategy results in relatively few points of distribution, including 463 retail stores across the continental United States as of the end of 2014. Several of the mattress manufacturers and retailers with which we compete have significantly more points of distribution than we do, which makes us highly dependent on our ability to drive consumers to our points of distribution in order to gain market share.

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

We own various U.S. and foreign patents and patent applications related to certain elements of the design and function of our beds and related products. We also own several registered and unregistered trademarks and trademark applications, including in particular our Sleep Number trademarks, which we believe have significant value and are important to the marketing of our products. These intellectual property rights may not provide sufficient protection against infringement or piracy and may not prevent our competitors from developing and marketing products that are similar to or competitive with our beds or other products. Our patents are also subject to varying expiration dates. In particular, our U.S. patents related to wireless remote control systems with digital displays expired in November of 2014 and other patents will expire on various dates through March 2034. In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States. If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology or trademarks in connection with competitive products, which could adversely affect our sales, profitability, cash flows and financial condition.

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

Synchrony Bank provides credit to our customers through a private label credit card agreement that is currently scheduled to expire on December 31, 2020, subject to earlier termination upon certain events. Synchrony Bank has discretion to control the content of financing offers to our customers and to set minimum credit standards under which credit is extended to customers.

Reduction of credit availability due to changing economic conditions, changes in credit standards under our private label credit card program or changes in regulatory requirements, or the termination of our agreement with Synchrony Bank, could harm our sales, profitability, cash flows and financial condition.

We utilize “just-in-time” manufacturing processes with minimal levels of inventory, which could leave us vulnerable to shortages in supply of components that may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability.

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

We currently obtain all of the materials and components used to produce our beds from outside sources including some who are located outside the U.S. In several cases, including our proprietary air chambers, our proprietary blow-molded foundations, our adjustable foundations, various components for our Firmness Control Systems, as well as fabrics and zippers, we have chosen to obtain these materials and components from suppliers who serve as the only source of supply, or who supply the vast majority of our needs of the particular material or component. While we believe that these materials and components, or suitable replacements, could be obtained from other sources, in the event of a disruption or loss of supply of relevant materials or components for any reason, we may not be able to find alternative sources of supply, or if found, may not be found on comparable terms. If our relationship with either the primary supplier of our air chambers or the supplier of our blow-molded foundations is terminated, we could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components.

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

Disruption of operations in either of our two main manufacturing facilities could increase our costs of doing business or lead to delays in shipping our beds.

We have two main manufacturing plants, which are located in Irmo, South Carolina and Salt Lake City, Utah. We generally manufacture beds to fulfill orders rather than stocking finished goods inventory in our plants or stores. Therefore, the disruption of operations of either of our two main manufacturing facilities for a significant period of time may increase our costs of doing business and lead to delays in shipping our beds to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

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

We are incurring significant capital expenditures in the pursuit of improvements to our management information systems. Specifically, we are planning on implementing a new enterprise resource planning, or “ERP,” system in the fourth quarter of 2015. This new system will effectively replace a substantial portion of our legacy systems currently supporting our operations. The transition period could result in potential business disruptions as operations are moved from one system to the other. In addition, these efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause short-term disruptions to our existing systems and our business. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could adversely impact our sales, profitability, cash flows and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Retail Locations

We currently lease all of our existing retail store locations and expect that our policy of leasing stores, rather than owning stores, will continue. We lease our retail stores under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and certain building operating expenses. Our retail store leases generally provide for an initial lease term of five to ten years with a termination option if we do not achieve certain minimum annual sales thresholds. In addition, our mall-based retail store leases may require payment of contingent rent based on net sales in excess of certain thresholds. Certain retail store leases may contain options to extend the term of the original lease.

The following table summarizes the geographic location of our 463 retail stores as of January 3, 2015:

	Retail Stores		Retail Stores		Retail Stores
Alabama	6	Maine	2	Ohio	18
Arizona	8	Maryland	11	Oklahoma	3
Arkansas	3	Massachusetts	7	Oregon	6
California	59	Michigan	13	Pennsylvania	18
Colorado	11	Minnesota	13	Rhode Island	1
Connecticut	5	Mississippi	5	South Carolina	6
Delaware	2	Missouri	13	South Dakota	2
Florida	29	Montana	2	Tennessee	10
Georgia	16	Nebraska	3	Texas	40
Idaho	2	Nevada	5	Utah	4
Illinois	18	New Hampshire	4	Vermont	1
Indiana	11	New Jersey	14	Virginia	14
Iowa	7	New Mexico	3	Washington	10
Kansas	6	New York	13	Wisconsin	10
Kentucky	6	North Carolina	13	Wyoming	1
Louisiana	7	North Dakota	2
				Total	463

Manufacturing, Distribution and Headquarters

We lease our 159,000-square-foot corporate headquarters in the Minneapolis, Minnesota area. The lease commenced in November 2007 and runs through 2017 with two five-year renewal options.

We also lease approximately 122,000 square feet in the Minneapolis, Minnesota area that includes our research and development department, customer service department and a distribution center that accepts returns, fulfills accessory orders and processes warranty claims. This lease expires in 2017 and contains one five-year renewal option.

We lease two manufacturing and distribution centers in Irmo, South Carolina and Salt Lake City, Utah of approximately 105,000 square feet and approximately 101,000 square feet, respectively. We lease the Irmo facility through February 2016, and the Salt Lake City facility through July 2015.

We also lease three buildings used for manufacturing purposes for our Comfortaire business in Greenville, South Carolina of approximately 65,000 total square feet. The current lease term for these three buildings runs through May 31, 2015, with a one-year renewal option thereafter.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” As of January 31, 2015, there were approximately 327 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices per share of our common stock, at closing, as reported by NASDAQ for the two most recent fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014
High	$21.65	$20.32	$22.54	$27.35
Low	15.67	17.12	18.98	20.09

Fiscal 2013
High	$28.22	$25.80	$27.55	$26.02
Low	17.16	17.56	21.01	18.04

We are not restricted from paying cash dividends under our credit agreement other than customary legal and contractual restrictions. However, we have not historically paid, and have no current plans to pay, cash dividends on our common stock.

Information concerning share repurchases completed during the fourth quarter of fiscal 2014 is set forth below:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2014 through October 25, 2014	141,099	$21.18	141,099	$247,012,000
October 26, 2014 through November 29, 2014	234,195	26.21	234,195	240,874,000
November 30, 2014 through January 3, 2015	220,908	26.64	220,908	234,988,000
Total	596,202	$25.18	596,202	$234,988,000

(1)
Under the current Board-approved $250.0 million share repurchase program, we repurchased 596,202 shares of our common stock at a cost of $15.0 million (based on trade dates) during the three months ended January 3, 2015. As of January 3, 2015, the remaining authorization under our Board-approved share repurchase program was $235.0 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (“S&P”) 400 Specialty Stores Index and The NASDAQ Stock Market (U.S.) Index assuming a $100 investment made on January 2, 2010. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SELECT COMFORT CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX

	1/2/2010	1/1/2011	12/31/2011	12/29/2012	12/28/2013	1/3/2015
Select Comfort Corporation	$100	$140	$333	$376	$325	$412
S&P 400 Specialty Stores Index	100	150	172	209	317	395
The NASDAQ Stock Market (U.S.) Index	100	118	117	135	192	221

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

	Year
	2014(1)	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Net sales	$1,156,757	$960,171	$934,978	$743,203	$605,676
Gross profit	706,850	601,755	596,546	470,345	378,263
Operating expenses:
Sales and marketing	512,007	439,156	398,205	317,502	269,901
General and administrative	84,864	62,967	66,765	58,215	53,832
Research and development	8,233	9,478	6,194	4,175	2,147
Other(2)	—	(534)	5,595	—	—
Operating income	101,746	90,688	119,787	90,453	52,383
Net income	$67,974	$60,081	$78,094	$60,478	$31,568
Net income per share:
Basic	$1.27	$1.10	$1.41	$1.10	$0.58
Diluted	$1.25	$1.08	$1.37	$1.07	$0.57
Shares used in calculation of net income per share:
Basic	53,452	54,866	55,516	55,081	54,005
Diluted	54,193	55,803	57,076	56,432	55,264

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities	$166,045	$145,014	$177,821	$146,317	$76,016
Working capital	45,543	52,357	77,517	72,145	20,053
Total assets	474,187	381,765	342,021	262,657	169,957
Total shareholders’ equity	256,907	225,220	193,697	129,391	57,977

Selected Operating Data:
Stores open at period-end	463	440	410	381	386
Stores opened during period	57	71	57	19	7
Stores closed during period	34	41	28	24	24
Average revenue per store (000’s)(3)	$2,327	$2,093	$2,164	$1,721	$1,295
Percentage of stores with more than $2.0 million in net sales(3)	59%	46%	49%	24%	7%
Percentage of stores with more than $3.0 million in net sales(3)	16%	10%	12%	3%	1%
Average revenue per mattress unit - Company-Controlled channel(4)	$3,671	$3,245	$3,050	$2,694	$2,424
Company-Controlled comparable-sales increase (decrease)(5)	12%	(4)%	23%	26%	19%
Total retail square footage (at period-end) (000's)	1,106	949	759	610	582
Average square footage per store open during period(3)	2,302	1,985	1,670	1,526	1,484
Net sales per square foot(3)	$1,025	$1,077	$1,324	$1,135	$873
Average store age (in months at period-end)	97	102	113	113	113
Earnings before interest, depreciation and amortization (“Adjusted EBITDA”)(6)	$148,223	$125,020	$150,285	$109,180	$69,675
Free cash flows(6)	$67,874	$11,294	$49,033	$67,519	$64,058
Return on Invested Capital (ROIC)(6)	15.1%	15.1%	21.5%	19.9%	14.7%

(1)	Fiscal year 2014 had 53 weeks. All other fiscal years presented had 52 weeks.

(2)
In February 2012, we announced that William R. McLaughlin, then President and CEO, would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin's contributions, the Compensation Committee approved the modification of Mr. McLaughlin's unvested stock awards, including performance-based stock awards. As a result of these modifications, we recorded incremental non-cash compensation of $5.6 million ($3.7 million, net of income tax). The performance-based stock awards are subject to applicable adjustments through 2014 based on actual performance. During 2013 we recorded a non-cash compensation benefit of $0.5 million ($0.4 million, net of income tax) resulting from performance-based stock award adjustments. There were no performance-based stock award adjustments in 2014.

(3)	For stores open during the entire period indicated.

(4)	Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

(5)
Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. The number of comparable stores used to calculate such data was 396, 359, 348, 359 and 379 for 2014, 2013, 2012, 2011 and 2010, respectively. Fiscal 2014 included 53 weeks, as compared to 52 weeks for the other periods presented. Comparable sales have been adjusted and reported as if all years had the same number of weeks.

(6)
These non-GAAP measures are not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See pages 23 and 24 for the reconciliation of these non-GAAP measures to the appropriate GAAP measures.

Non-GAAP Data Reconciliations

Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA")
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

	Year
	2014	2013	2012	2011	2010
Net income	$67,974	$60,081	$78,094	$60,478	$31,568
Income tax expense	34,134	30,930	41,911	29,942	18,922
Interest expense	53	51	91	187	1,951
Depreciation and amortization	38,767	29,599	19,735	13,493	13,012
Stock-based compensation	6,798	4,232	10,306	4,971	3,962
Asset impairments	497	127	148	109	260
Adjusted EBITDA	$148,223	$125,020	$150,285	$109,180	$69,675

Free Cash Flow
(in thousands)

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

	Year
	2014	2013	2012	2011	2010
Net cash provided by operating activities	$144,468	$88,105	$100,626	$91,046	$71,407
Subtract: Purchases of property and equipment	76,594	76,811	51,593	23,527	7,349
Free cash flow	$67,874	$11,294	$49,033	$67,519	$64,058

Non-GAAP Data Reconciliations (continued)

Return on Invested Capital (ROIC)
(in thousands)

ROIC is a financial measure that we use which quantifies the return we earn on our invested capital. We compute ROIC as outlined below. Management believes ROIC is a useful metric for investors and financial analysts. Our definition and calculation of ROIC may not be comparable to similarly titled definitions and calculations used by other companies. The tables below reconcile net operating profit after taxes (NOPAT) and total invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures:

	Year
	2014	2013	2012	2011	2010
Net operating profit after taxes (NOPAT)
Operating income	$101,746	$90,688	$119,787	$90,453	$52,383
Add: Rent expense(1)	57,605	50,289	48,543	41,878	38,529
Add: Interest income	415	375	310	155	58
Less: Depreciation on capitalized operating leases(2)	(14,265)	(13,095)	(12,072)	(10,677)	(10,431)
Less: Income taxes(3)	(48,900)	(43,827)	(54,358)	(41,920)	(28,485)
NOPAT	$96,601	$84,430	$102,210	$79,889	$52,054

Average invested capital
Total equity	$256,907	$225,220	$193,697	$129,391	$57,977
Less: Cash greater than target(4)	(37,319)	(29,622)	(62,627)	(32,788)	—
Add: Long-term debt(5)	—	2	112	292	677
Add: Capitalized operating lease obligations(6)	460,840	402,312	388,344	335,024	308,232
Total invested capital at end of period	$680,428	$597,912	$519,526	$431,919	$366,886
Average invested capital(7)	$639,118	$560,133	$475,159	$402,240	$353,184
Return on invested capital (ROIC)(8)	15.1%	15.1%	21.5%	19.9%	14.7%
___________________
(1) Rent expense is added back to operating income to show the impact of owning versus leasing the related assets.

(2) Depreciation is based on the average of the last five fiscal quarters' ending capitalized operating lease obligations (see note 6) for the respective reporting periods with an assumed thirty-year useful life. This is subtracted from operating income to illustrate the impact of owning versus leasing the related assets.

(3) Reflects annual effective income tax rates, before discrete adjustments, of 33.6%, 34.2%, 34.7%, 34.4% and 35.4% for 2014, 2013, 2012, 2011 and 2010, respectively.

(4) Cash greater than target is defined as cash, cash equivalents and marketable debt securities less customer prepayments in excess of $100 million.

(5) Long-term debt includes existing capital lease obligations.

(6) A multiple of eight times annual rent expense is used as an estimate for capitalizing our operating lease obligations. The methodology utilized aligns with the methodology of a nationally recognized credit rating agency.

(7) Average invested capital represents the average of the last five fiscal quarters' ending invested capital balances.

(8) ROIC equals NOPAT divided by average invested capital.

Note - Our ROIC calculation and data are considered non-GAAP financial measures and are not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates analysis of the Company's financial performance by investors and financial analysts.

GAAP - generally accepted accounting principles in the U.S.

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

Additional information concerning these and other risks and uncertainties is contained under the caption "Risk Factors" in this Annual Report on Form 10-K.

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

Overview

Business Overview

We offer consumers high-quality, innovative and individualized sleep solutions and services, which include a complete line of SLEEP NUMBER® beds and bedding accessories. Our vertically integrated business model has three significant competitive advantages: proprietary sleep innovations, ongoing customer relationship and exclusive distribution.

We are the exclusive designer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number® beds. Only the Sleep Number bed offers SleepIQ® technology - proprietary sensors that works directly with the bed’s DualAir™ technology to monitor each individual’s sleep. Select Comfort also offers a full line of exclusive sleep products including FlextFit™ adjustable base technology and Sleep Number® pillows, sheets and other bedding products.

As a growth company, our financial focus is to deliver superior shareholder value creation through sustainable, profitable growth and efficient capital deployment. We are the only national specialty-mattress retailer, and we generate revenue by marketing our innovations to new and existing customers, and selling products through two distribution channels. Our Company-Controlled channel, which includes Retail, Direct Marketing and E-Commerce, sells directly to consumers. Our Wholesale/Other channel sells to and through selected retail and wholesale customers in the United States and Australia, and the QVC shopping channel.

We are also the only vertically integrated manufacturer/retailer in the industry. We have two manufacturing plants that distribute Sleep Number products. We also offer mattress home delivery and installation, and maintain an in-house customer relationship department. This integration enables operational synergies and efficiencies, and a strong working capital position. Vertical integration allows us to build a long-term loyal customer relationship as we service the consumer through the full purchase and ownership cycle. This relationship with our customer creates a productive cycle of repeat and referral business.

Mission, Vision and Goals

Our mission is to improve lives by Individualizing Sleep Experiences.

Our vision is to become one of the world's most beloved brands by delivering an unparalleled Sleep Experience. We plan to achieve this by offering benefit-driven, innovative sleep solutions to our customers through an unmatched retail experience and a carefree ownership experience.

Our long-term goals are:

•	Everyone will know Sleep Number®;

•	Sleep Number innovations will deliver meaningful customer benefits;

•	Customers will easily find and interact with Sleep Number;

•	Customers will enthusiastically recommend Sleep Number; and

•	Innovation and growth will be funded by leveraging the business model.

Results of Operations

Fiscal 2014 Summary

Financial highlights for fiscal 2014 were as follows:

•
Net sales for 2014 increased 20% to $1.16 billion, compared with $960 million in the prior year. Company-Controlled comparable sales increased 12% and sales from 23 net new stores opened in the past 12 months added 8 percentage points ("ppt.") of growth in 2014. In addition, 2014 included 53 weeks compared with 52 weeks in the prior year, with the extra week benefiting 2014 net sales growth by approximately $24 million.

•	On a trailing twelve-month basis, sales per store (for stores open at least one year) increased 11% to $2.3 million compared with the prior-year trailing twelve-month period.

•
Operating income for 2014 increased 12% to $102 million, or 8.8% of net sales, compared with $91 million, or 9.4% of net sales, for the same period one year ago. The increase in operating income was primarily due to the additional operating income generated by the 20% increase in net sales.

•
Net income increased 13% to $68 million, or $1.25 per diluted share, compared with net income of $60 million, or $1.08 per diluted share in 2013. Diluted earnings per share for 2014 benefited from the profits generated during the additional 53rd week ($0.06 per diluted share) and a favorable fourth quarter 2014 legal settlement ($0.04 per diluted share).

•	Achieved a return on invested capital (ROIC) of 15.1% in 2014, consistent with the prior year and well above our cost of capital.

•	Cash provided by operating activities in 2014 totaled $144 million, compared with $88 million for the prior year.

•
At January 3, 2015, cash, cash equivalents and marketable debt securities, less customer prepayments, totaled $137 million compared with $130 million at December 28, 2013, and we had no borrowings under our revolving credit facility.

•
In 2014, we repurchased 2.2 million shares of our common stock under our Board-approved share repurchase program at a cost of $45 million ($20.77 per share). As of January 3, 2015, the remaining authorization under our Board-approved share repurchase program was $235 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2014		2013		2012
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,156.8	100.0%	$960.2	100.0%	$935.0	100.0%
Cost of sales	449.9	38.9	358.4	37.3	338.4	36.2
Gross profit	706.9	61.1	601.8	62.7	596.5	63.8

Operating expenses:
Sales and marketing	512.0	44.3	439.2	45.7	398.2	42.6
General and administrative	84.9	7.3	63.0	6.6	66.8	7.1
Research and development	8.2	0.7	9.5	1.0	6.2	0.7
CEO transition (benefit) costs	—	0.0	(0.5)	(0.1)	5.6	0.6
Total operating expenses	605.1	52.3	511.1	53.2	476.8	51.0
Operating income	101.7	8.8	90.7	9.4	119.8	12.8
Other income, net	0.4	0.0	0.3	0.0	0.2	0.0
Income before income taxes	102.1	8.8	91.0	9.5	120.0	12.8
Income tax expense	34.1	3.0	30.9	3.2	41.9	4.5
Net income	$68.0	5.9%	$60.1	6.3%	$78.1	8.4%

Net income per share:
Basic	$1.27		$1.10		$1.41
Diluted	$1.25		$1.08		$1.37

Weighted-average number of common shares:
Basic	53.5		54.9		55.5
Diluted	54.2		55.8		57.1

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	2014	2013	2012
Company-Controlled channel	97.3%	96.2%	96.7%
Wholesale/Other channel	2.7%	3.8%	3.3%
Total	100.0%	100.0%	100.0%

The components of total net sales growth, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2014	2013	2012
Retail comparable-store sales(1)	12%	(4%)	24%
Direct and E-Commerce(1)	9%	(5%)	9%
Company-Controlled comparable sales change(1)	12%	(4%)	23%
Net opened/closed stores and 53rd week in 2014	10%	6%	3%
Total Company-Controlled channel	22%	2%	26%
Wholesale/Other channel	(13%)	18%	10%
Total net sales change	20%	3%	26%

(1) Stores are included in the comparable-store calculation in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. Fiscal 2014 included 53 weeks, as compared to 52 weeks in fiscal 2013 and 2012. Comparable-store sales have been adjusted to remove the estimated impact of the additional week for fiscal 2014.

Other sales metrics were as follows:

	2014	2013	2012
Average sales per store(1) ($ in thousands)	$2,327	$2,093	$2,164
Average sales per square foot(1)	$1,025	$1,077	$1,324
Stores > $2 million in net sales(1)	59%	46%	49%
Stores > $3 million in net sales(1)	16%	10%	12%
Average revenue per mattress unit – Company-Controlled channel(2)	$3,671	$3,245	$3,050

(1) Trailing twelve months for stores included in our comparable store sales calculation.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating during the last three years was as follows:

	2014	2013	2012
Beginning of period	440	410	381
Opened	57	71	57
Closed	(34)	(41)	(28)
End of period	463	440	410

Comparison of 2014 and 2013

Net sales

Net sales in 2014 increased 20% to $1.16 billion, compared with $960 million for the same period one year ago. Demand for our latest product innovations and more effective marketing drove traffic to our stores and contributed to the strong sales increase. The sales increase was driven by a 12% comparable sales increase in our Company-Controlled channel and sales from 23 net new retail stores opened in the past 12 months. In addition, 2014 included 53 weeks compared with 52 weeks in the prior year, with the extra week benefiting 2014 net sales growth by approximately $24 million.

The $197 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $103 million sales increase from our Company-Controlled comparable retail stores; (ii) a $75 million increase resulting from net store openings; and (iii) approximately $24 million from the additional 53rd week noted above; partially offset by (iv) a $5 million decrease in Wholesale/Other channel sales. Company-Controlled mattress units increased 8% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 13%.

Gross profit

Gross profit of $707 million increased by $105 million, or 17%, compared with the same period one year ago. The gross profit rate decreased to 61.1% of net sales for 2014, compared with 62.7% for the prior-year period. The 1.6 percentage points ("ppt.") decrease in the gross profit rate was primarily due to: (i) a higher sales mix of lower-margin rate products, principally our FlexFit™ adjustable bases; and (ii) increased sales return and exchange costs, including the impact of the change in our 30-night trial policy to 100 nights in the second quarter of 2013. In addition, our gross profit rate can fluctuate from year to year due to a variety of other factors, including supply chain efficiencies, raw materials price fluctuations, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses in 2014 increased 17% to $512 million, or 44.3% of net sales, compared with $439 million, or 45.7% of net sales, for the same period one year ago. The 1.4 ppt. decrease in the sales and marketing expense rate in the current period was mainly due to: (i) leveraging our media spending, which increased by 9% compared with the prior-year, while net sales increased 20%; partially offset by (ii) higher depreciation and occupancy costs as we continue to invest in our exclusive distribution strategy.

General and administrative expenses

General and administrative (“G&A”) expenses increased $22 million to $85 million in 2014, compared with $63 million in the prior year and increased to 7.3% of net sales, compared with 6.6% of net sales one year ago. G&A expenses for 2014 included 53 weeks of expenses compared with 52 week in 2013. The $22 million increase in G&A expenses consistent of the following major components: (i) an $18.9 million increase in employee compensation (including company-wide performance-based incentive compensation which was not earned in the prior-year, incremental costs to enhance our IT infrastructure and expenses associated with the additional 53rd week); (ii) $2.6 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business, including our new digital website which was launched in the second quarter of 2014; and (iii) a $0.4 million increase in miscellaneous other expenses, net of a favorable legal settlement. The G&A expense rate increased by 0.8 ppt. in the current period compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 20% net sales increase.

Comparison of 2013 and 2012

Net sales

Net sales in 2013 increased 3% to $960 million, compared with $935 million for the same period one year ago. The sales increase was primarily driven by sales from 30 net new retail stores opened in the past 12 months, partially offset by a 4% comparable sales decline in our Company-Controlled channel. Company-Controlled mattress units decreased 4% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 6%.

The $25 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $53 million sales increase resulting from net new retail store openings; and (ii) a $5 million increase in Wholesale/Other channel sales; partially offset by (iii) a $30 million decrease in sales from our Company-Controlled comparable retail stores; and (iv) a $3 million decrease in Direct and E-Commerce sales.

Gross profit

The gross profit rate decreased to 62.7% of net sales in 2013, compared with 63.8% for the prior-year period. The 2013 sales mix shift to lower-margin products, including Memorial Day and Labor Day limited-edition mattresses and the introduction of the DualTemp™ layer, reduced the gross profit rate by 0.8 percentage points (“ppt.”) compared to the same period one year ago. In addition, higher sales return and exchange costs, including the second quarter 2013 move to more generous return and exchange policies, reduced the gross profit rate by 0.8 ppt. The gross profit rate was favorably impacted by 0.6 ppt. related to supply chain and manufacturing efficiencies. The rate was also impacted by a variety of factors that can fluctuate from year-to-year, including performance-based incentive compensation and warranty expenses.

Sales and marketing expenses

Sales and marketing expenses in 2013 increased 10% to $439 million, or 45.7% of net sales, compared with $398 million, or 42.6% of net sales, for the same period one year ago. The $41 million increase resulted from (i) a $25 million increase in fixed selling expenses primarily due to new, repositioned and remodeled stores; (ii) a $18 million, or 14%, increase in media spending; and (iii) a $5 million increase in customer financing expenses, as a larger percentage of our customers took advantage of promotional financing offers. These increases were partially offset by lower percentage rent of $4 million and a net decrease in miscellaneous other expenses. The sales and marketing expense rate increased 3.1 ppt. compared with the same period one year ago due to the increase in expenses noted above and the deleveraging impact of the 4% comparable sales decrease in our Company-Controlled channel.

General and administrative expenses

General and administrative (“G&A”) expenses decreased $3.8 million to $63.0 million in 2013, compared with $66.8 million in the prior year and decreased to 6.6% of net sales, compared with 7.1% of net sales one year ago. The $3.8 million decrease in G&A expenses was primarily due to (i) a $7.7 million decrease in performance-based incentive compensation; and (ii) a $2.8 million reduction in outside professional fees; partially offset by (iii) a $4.6 million increase in employee compensation resulting from headcount increases to support business growth initiatives, and salary and wage rate increases that were in line with inflation; (iv) $1.9 million of additional depreciation expense resulting from the increase in capital expenditures; and (v) a $0.2 million net increase in miscellaneous other expenses. The G&A expense rate decreased by 0.5 ppt. in the current period compared with the same period one year ago due to the net reduction in expenses and the leveraging impact of the 3% net sales increase.

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

Liquidity and Capital Resources

As of January 3, 2015, cash, cash equivalents and marketable debt securities totaled $166 million compared with $145 million as of December 28, 2013. The $21 million increase was primarily due to $144 million of cash provided by operating activities partially offset by $77 million of cash used to purchase property and equipment, and $46.5 million of cash used to repurchase our common stock ($45.0 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock grants). Our $114 million of marketable debt securities held as of January 3, 2015 are all highly liquid and include U.S. government and agency securities, corporate debt securities, municipal bonds and commercial paper.

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	2014	2013
Total cash provided by (used in):
Operating activities	$144.5	$88.1
Investing activities	(114.4)	(87.3)
Financing activities	(36.3)	(30.5)
Net decrease in cash and cash equivalents	$(6.2)	$(29.7)

Cash provided by operating activities for the fiscal year ended January 3, 2015 was $144 million compared with $88 million for the fiscal year ended December 28, 2013. Significant components of the $56 million year-over-year increase in cash from operating activities included: (i) an $8 million increase in our 2014 net income; (ii) a $9 million increase in depreciation and amortization related to our investments in new and remodeled stores, information technology and product innovation initiatives; (iii) a $13 million increase in customer prepayments driven by the strong sales growth in 2014; and (iv) a $23 million fluctuation in accrued compensation and benefits which primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was earned in 2012 and 2014, but was not earned in 2013.

Investing activities for the fiscal year ended January 3, 2015 included $77 million of property and equipment purchases, consistent with the same period one year ago. During 2014, we opened 57 retail stores and repositioned or remodeled 26 retail stores, while in 2013 we opened 71 retail stores and repositioned or remodeled 42 retail stores. We also made a net investment of $36 million in marketable debt securities during the fiscal year ended January 3, 2015, compared with receiving net proceeds of $9 million from maturities of marketable debt securities during the comparable period one year ago.

Net cash used in financing activities was $36 million for the fiscal year ended January 3, 2015, compared with net cash used in financing activities of $30 million for the same period one year ago. During the fiscal year ended January 3, 2015, we repurchased $46.5 million of our common stock ($45.0 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock grants) compared with $42 million during the same period one year ago. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the cash proceeds from the exercise of employee stock options along with the excess tax benefits related to stock-based compensation.

Under our Board-approved share repurchase program, we repurchased 2.2 million shares at a cost of $45 million ($20.77 per share) during the fiscal year ended January 3, 2015. During 2013, we repurchased 1.8 million shares at a cost of $40 million ($21.89 per share). As of January 3, 2015, the remaining authorization under our Board-approved share repurchase program was $235 million. There is no expiration date governing the period over which we can repurchase shares.

Our $20 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as amended, is an unsecured revolving credit facility that matures August 31, 2016. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20 million to up to $50 million in total availability, subject to lender approval. As of January 3, 2015 we were in compliance with all financial covenants.

Our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth. The $166 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated capital expenditures and strategic initiatives for the foreseeable future.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“Synchrony Agreement”). The Synchrony Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum working capital requirement. As of January 3, 2015 we were in compliance with all financial covenants.

Under the terms of the Synchrony Agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Off-Balance-Sheet Arrangements and Contractual Obligations

As of January 3, 2015, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at January 3, 2015. A summary of our operating lease obligations is included in the “Contractual Obligations” section below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 8, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Contractual Obligations

The following table presents information regarding our contractual obligations (in thousands):

	Payments Due by Period
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating leases(1)	$232,849	$48,366	$84,001	$46,915	$53,567
Purchase commitments	7,464	7,464	—	—	—
Total	$240,313	$55,830	$84,001	$46,915	$53,567

(1) These amounts include the payments related to 10 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to 10 years, which if consummated based on current cost estimates, would approximate $14 million over the initial lease term.

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

Our critical accounting policies and estimates relate to stock-based compensation, goodwill and indefinite-lived intangible assets, warranty liabilities and revenue recognition.

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

A 10% change in our stock-based compensation expense for the year ended January 3, 2015, would have affected net income by approximately $451,000 in 2014.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Our indefinite-lived intangible assets include trade names/trademarks.

See Note 1, Business and Summary of Significant Accounting Policies and Note 7, Goodwill and Intangible Assets, Net, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our goodwill and indefinite-lived intangible assets.

The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Management’s assumptions also include projected revenues and operating profit levels, as well as consideration of any other factors that may indicate potential impairment.

In the fourth quarter of fiscal 2014, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. We believe our assumptions and judgments used in estimating cash flows and determining fair value were reasonable. However, unexpected changes to such assumptions and judgments could affect our impairment analyses and future results of operations, including an impairment charge that could be material.

Warranty Liabilities
We provide a limited warranty on most of the products we sell.

See Note 1, Business and Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our warranty program and liabilities.

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

A 10% change in our warranty liability at January 3, 2015, would have affected net income by approximately $387,000 in 2014.

Revenue Recognition
Certain accounting estimates relating to revenue recognition contain uncertainty because they require management to make assumptions and to apply judgment regarding the effects of future events.

See Note 1, Business and Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our revenue recognition policies.

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

A 10% change in our sales returns allowance at January 3, 2015 would have affected net income by approximately $1.0 million in 2014.

Recent Accounting Pronouncements

None currently applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of January 3, 2015 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of January 3, 2015, we had no borrowings under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Select Comfort Corporation
Minneapolis, Minnesota
We have audited the internal control over financial reporting of Select Comfort Corporation and subsidiaries (the “Company”) as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended January 3, 2015, of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Select Comfort Corporation
Minneapolis, Minnesota
We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries (the “Company”) as of January 3, 2015, and December 28, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of January 3, 2015, and December 28, 2013, and the results of their operations and their cash flows for the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 27, 2015

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
January 3, 2015 and December 28, 2013
(in thousands, except per share amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$51,995	$58,223
Marketable debt securities – current	69,609	52,159
Accounts receivable, net of allowance for doubtful accounts of $739 and $425, respectively	19,693	14,979
Inventories	53,535	40,152
Prepaid expenses	17,792	9,216
Deferred income taxes	8,786	6,936
Other current assets	11,185	7,874
Total current assets	232,595	189,539

Non-current assets:
Marketable debt securities – non-current	44,441	34,632
Property and equipment, net	165,453	129,542
Goodwill and intangible assets, net	15,986	16,823
Deferred income taxes	3,433	4,943
Other assets	12,279	6,286
Total assets	$474,187	$381,765

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$84,197	$73,391
Customer prepayments	28,726	15,392
Accrued sales returns	15,262	9,433
Compensation and benefits	33,066	15,242
Taxes and withholding	10,207	12,517
Other current liabilities	15,594	11,207
Total current liabilities	187,052	137,182

Non-current liabilities:
Warranty liabilities	2,722	1,567
Other long-term liabilities	27,506	17,796
Total liabilities	217,280	156,545

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 52,798 and 54,901 shares issued and outstanding, respectively	528	549
Additional paid-in capital	—	5,382
Retained earnings	256,413	219,276
Accumulated other comprehensive (loss) income	(34)	13
Total shareholders’ equity	256,907	225,220
Total liabilities and shareholders’ equity	$474,187	$381,765

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share amounts)

	2014	2013	2012
Net sales	$1,156,757	$960,171	$934,978
Cost of sales	449,907	358,416	338,432
Gross profit	706,850	601,755	596,546

Operating expenses:
Sales and marketing	512,007	439,156	398,205
General and administrative	84,864	62,967	66,765
Research and development	8,233	9,478	6,194
CEO transition (benefit) costs	—	(534)	5,595
Total operating expenses	605,104	511,067	476,759
Operating income	101,746	90,688	119,787
Other income, net	362	323	218
Income before income taxes	102,108	91,011	120,005
Income tax expense	34,134	30,930	41,911
Net income	$67,974	$60,081	$78,094

Basic net income per share:
Net income per share – basic	$1.27	$1.10	$1.41
Weighted-average shares – basic	53,452	54,866	55,516
Diluted net income per share:
Net income per share – diluted	$1.25	$1.08	$1.37
Weighted-average shares – diluted	54,193	55,803	57,076

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands)

	2014	2013	2012
Net income	$67,974	$60,081	78,094
Other comprehensive loss – unrealized loss on available-for-sale marketable debt securities, net of income tax	(47)	(7)	(5)
Comprehensive income	$67,927	$60,074	78,089

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years ended January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at December 31, 2011	56,397	$564	$47,701	$81,101	$25	$129,391
Net income	—	—	—	78,094	—	78,094
Other comprehensive income:
Unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	(5)	(5)
Exercise of common stock options	659	7	5,131	—	—	5,138
Tax effect from stock-based compensation	—	—	5,665	—	—	5,665
Stock-based compensation	170	1	10,305	—	—	10,306
Repurchases of common stock	(1,323)	(13)	(34,879)	—	—	(34,892)
Balance at December 29, 2012	55,903	$559	$33,923	$159,195	$20	$193,697
Net income	—	—	—	60,081	—	60,081
Other comprehensive income:
Unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	(7)	(7)
Exercise of common stock options	757	7	7,959	—	—	7,966
Tax effect from stock-based compensation	—	—	1,007	—	—	1,007
Stock-based compensation	160	2	4,230	—	—	4,232
Repurchases of common stock	(1,919)	(19)	(42,053)	—	—	(42,072)
Other	—	—	316	—	—	316
Balance at December 28, 2013	54,901	$549	$5,382	$219,276	$13	$225,220
Net income	—	—	—	67,974	—	67,974
Other comprehensive income:
Unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	(47)	(47)
Exercise of common stock options	239	2	2,871	—	—	2,873
Tax effect from stock-based compensation	—	—	581	—	—	581
Stock-based compensation	(96)	(1)	6,799	—	—	6,798
Repurchases of common stock	(2,246)	(22)	(15,633)	(30,837)	—	(46,492)
Balance at January 3, 2015	52,798	$528	$—	$256,413	$(34)	$256,907

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$67,974	$60,081	$78,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,809	30,811	20,401
Stock-based compensation	6,798	4,232	10,306
Net loss on disposals and impairments of assets	492	24	115
Excess tax benefits from stock-based compensation	(1,163)	(3,831)	(6,446)
Deferred income taxes	(311)	2,037	3,499
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,717)	1,993	(2,705)
Inventories	(13,383)	(3,910)	(10,713)
Income taxes	(4,314)	4,395	4,299
Prepaid expenses and other assets	(9,973)	(3,169)	(2,382)
Accounts payable	14,340	(3,477)	7,114
Customer prepayments	13,334	198	1,665
Accrued compensation and benefits	17,735	(5,202)	(8,108)
Other taxes and withholding	2,584	(153)	765
Warranty liabilities	1,671	(1,236)	(1,454)
Other accruals and liabilities	13,592	5,312	6,176
Net cash provided by operating activities	144,468	88,105	100,626

Cash flows from investing activities:
Investments in marketable debt securities	(90,349)	(44,170)	(86,803)
Purchases of property and equipment	(76,594)	(76,811)	(51,593)
Proceeds from maturities of marketable debt securities	54,506	53,565	26,249
Investment in non-marketable equity securities	(1,500)	(4,500)	—
Proceeds from sales of property and equipment	5	117	45
Increase in restricted cash	(500)	—	—
Acquisition of business	—	(15,500)	—
Net cash used in investing activities	(114,432)	(87,299)	(112,102)

Cash flows from financing activities:
Repurchases of common stock	(46,492)	(42,072)	(34,892)
Net increase (decrease) in short-term borrowings	6,192	(223)	6,494
Proceeds from issuance of common stock	2,873	7,966	5,138
Excess tax benefits from stock-based compensation	1,163	3,831	6,446
Debt issuance costs	—	—	(50)
Net cash used in financing activities	(36,264)	(30,498)	(16,864)

Net decrease in cash and cash equivalents	(6,228)	(29,692)	(28,340)
Cash and cash equivalents, at beginning of period	58,223	87,915	116,255
Cash and cash equivalents, at end of period	$51,995	$58,223	$87,915

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$38,474	$24,253	$34,181
Interest paid	$49	$34	$81
Purchases of property and equipment included in accounts payable	$5,802	$3,465	$3,817

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

Select Comfort Corporation and our 100%-owned subsidiaries (“Select Comfort” or the “Company”) are the exclusive designer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number® beds. Only the Sleep Number bed offers SleepIQ® technology - proprietary sensor technology that works directly with the bed’s DualAir™ technology to monitor each individual’s sleep. Sleep Number also offers a full line of exclusive sleep products, including FlextFit™ adjustable base technology, Sleep Number® pillows, sheets and other bedding products.

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

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends were as follows: fiscal 2014 ended January 3, 2015; fiscal 2013 ended December 28, 2013; and fiscal 2012 ended December 29, 2012. Fiscal year 2014 had 53 weeks and fiscal years 2013 and 2012 each had 52 weeks.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods. Our critical accounting policies consist of stock-based compensation, goodwill and indefinite-lived intangible assets, warranty liabilities and revenue recognition.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in our consolidated balance sheets and in net increase (decrease) in short-term borrowings in the financing activities section of our consolidated statements of cash flows. Book overdrafts totaled $19.6 million and $13.4 million at January 3, 2015, and December 28, 2013, respectively.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Marketable Debt Securities

Our investment portfolio is currently comprised of U.S. government and agency securities, corporate debt securities, municipal bonds and commercial paper. The value of these securities is subject to market and credit volatility during the period these investments are held. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments with original maturities of greater than three months but current maturities of less than one year are recorded as marketable debt securities – current. Our investments with current maturities of more than one year are recorded as marketable debt securities – non-current. Unrealized gains and losses, net of income tax, are reported as a component of accumulated other comprehensive (loss) income in our consolidated balance sheets. Other-than-temporary declines in market value, if any, from original cost are charged to other income, net in the consolidated statements of operations in the period in which the loss occurs, and a new cost basis for the security is established. In determining whether an other-than-temporary decline in the market value has occurred, we consider the duration and extent that the fair value of the investment is below its cost. Realized gains and losses, if any, are calculated on the specific identification method and are measured and reclassified from accumulated other comprehensive (loss) income in our consolidated balance sheets to other income, net in our consolidated statements of operations.

Concentration of Credit Risk

Our investment policy’s primary focus is to preserve principal and maintain adequate liquidity. Our investment policy addresses the concentration of credit risk by limiting the concentration in certain investment types. Our exposure to a concentration of credit risk consists primarily of cash, cash equivalents and investments. We place our cash with high-credit quality issuers. We currently hold investments in U.S. government and agency securities, corporate debt securities, municipal bonds and commercial paper. We believe no significant concentration of credit risk exists with respect to our cash, cash equivalents and investments.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

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

Asset Impairment Charges

Long-lived Assets and Definite-lived Intangible Assets - we review our long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the estimated future cash flows (undiscounted and without interest charges - plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. When we recognize an impairment loss, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. We review retail store assets for potential impairment based on historical cash flows, lease termination provisions and expected future retail store operating results. If we recognize an impairment loss for a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis and will be depreciated (amortized) over the remaining useful life of that asset.

Goodwill and Indefinite-lived Intangible Assets - goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually or when there are indicators of impairment using a fair value approach. Our test for goodwill impairment is performed at least annually or when there are any indicators of impairment. The Financial Accounting Standards Board's (FASB) guidance allows us to perform either a quantitative assessment or a qualitative assessment before calculating the fair value of a reporting unit. We have elected to perform the quantitative assessment. The quantitative goodwill impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. Based on our 2014 quantitative assessment, we determined there was no impairment. Other indefinite-lived intangible assets are assessed for impairment at least annually, or when there are any indicators of impairment, by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Warranty Liabilities

We provide a limited warranty on most of the products we sell. The estimated warranty costs, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred by us and are adjusted for any current trends as appropriate. Actual warranty claim costs could differ from these estimates. We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2014	2013	2012
Balance at beginning of period	$4,153	$4,858	$6,310
Additions charged to costs and expenses for current-year sales	9,437	4,603	4,114
Deductions from reserves	(8,118)	(6,070)	(5,094)
Changes in liability for pre-existing warranties during the current year, including expirations	352	230	(472)
Acquired warranty reserve	—	532	—
Balance at end of period	$5,824	$4,153	$4,858

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Our Level 1 securities include U.S. Treasury securities as they trade with sufficient frequency and volume to enable us to obtain pricing information on a consistent basis. Our Level 2 securities include U.S. Agency bonds, corporate bonds, municipal bonds and commercial paper whose value is determined by a third-party pricing service using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves and benchmark securities.

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

In fiscal 2014, we introduced our SleepIQ® technology. The SleepIQ® system is a multiple-element arrangement with deliverables that include a bed, hardware and software. We analyze our multiple-element arrangement(s) to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. We determined that the SleepIQ system has two units of accounting consisting of: (i) the bed; and (ii) the hardware/software. The hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware’s functionality. We valued the two units of accounting based on their relative selling prices.

At January 3, 2015, we had deferred revenue totaling $9.4 million, of which $2.0 million and $7.4 million is included in other current liabilities and other long-term liabilities, respectively, in our consolidated balance sheet. We also have related deferred costs totaling $5.9 million, of which $1.2 million and $4.7 million is included in other current assets and other assets, respectively, in our consolidated balance sheet. There were no deferred revenue or costs at December 28, 2013. The deferred revenue and costs are recognized over the product’s estimated life of five years.

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

Operating Leases

We lease our retail, office and manufacturing space under operating leases which, in addition to the minimum lease payments, may require payment of a proportionate share of the real estate taxes and certain building operating expenses. Our retail store leases generally provide for an initial lease term of five to ten years with a termination option if we do not achieve certain minimum annual sales thresholds. In addition, our mall-based retail store leases may require payment of contingent rent based on net sales in excess of certain thresholds. Certain retail store leases may contain options to extend the term of the original lease.

Minimum rent expense, which excludes contingent rents, is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in other current liabilities or other long-term liabilities, as appropriate. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. At January 3, 2015, and December 28, 2013, deferred rent included in other current liabilities in our consolidated balance sheets was $0.3 million and $0.5 million, respectively, and deferred rent included in other long-term liabilities in our consolidated balance sheets was $6.5 million and $5.5 million, respectively. Contingent rent expense is recorded when it is probable the expense has been incurred and the amount is reasonably estimable. Future payments for real estate taxes and certain building operating expenses for which we are obligated are not included in minimum lease payments.

Leasehold improvements that are funded by landlord incentives or allowances under an operating lease are recorded as deferred lease incentives, in other current liabilities or other long-term liabilities, as appropriate and amortized as reductions to rent expense over the lease term. At January 3, 2015, and December 28, 2013, deferred lease incentives included in other current liabilities in our consolidated balance sheets were $2.6 million and $2.0 million, respectively, and deferred lease incentives included in other long-term liabilities in our consolidated balance sheets were $8.4 million and $7.2 million, respectively.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Pre-Opening Costs

Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.

Advertising Costs

We incur advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $158.5 million, $144.8 million and $126.9 million in 2014, 2013 and 2012, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheets were $5.3 million and $6.2 million as of January 3, 2015, and December 28, 2013, respectively.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $7.8 million and $6.8 million at January 3, 2015, and December 28, 2013, respectively. At January 3, 2015, and December 28, 2013, $4.4 million and $3.3 million, respectively, were included in compensation and benefits and $3.4 million and $3.5 million, respectively, were included in other long-term liabilities in our consolidated balance sheets. At January 3, 2015 and December 28, 2013, we had a restricted deposit of $3.2 million and $2.7 million, respectively,with our insurer that serves as collateral for our workers’ compensation insurance obligations and was included in other current assets in our consolidated balance sheets.

Software Capitalization

For software developed or obtained for internal use, we capitalize direct external costs associated with developing or obtaining internal-use software. In addition, we also capitalize certain payroll and payroll-related costs for employees who are directly involved with the development of such applications. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time depreciation commences. We expense any data conversion or training costs as incurred.

Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under two stock plans approved by our shareholders in 2004 and 2010 and administered under the supervision of our Board of Directors (“Board”). At January 3, 2015, a total of 4.8 million shares were available for future grant under the 2010 stock plan. These plans include non-qualified stock options and stock awards.

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

Stock Options - stock option awards are granted at exercise prices equal to the closing price of our stock on the grant date. Generally, options vest proportionally over periods of two to four years and expire after 10 years. Compensation expense is recognized ratably over the vesting period.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

We determine the fair value of stock options granted and the resulting compensation expense at the date-of-grant using the Black-Scholes-Merton option-pricing model and a single option award approach. Descriptions of significant assumptions used to estimate the expected volatility, risk-free interest rate and expected term are as follows:

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

Stock Awards - we issue stock awards to certain employees in conjunction with our stock-based compensation plan. The stock awards generally vest from two to four years based on continued employment (“time based”). Compensation expense related to stock awards, except for stock awards with a market condition, is determined on the grant date based on the publicly quoted closing price of our common stock and is charged to earnings on a straight-line basis over the vesting period. Stock awards with a market condition are valued using a Monte Carlo simulation model. The significant assumptions used to estimate the expected volatility and risk-free interest rate are similar to those described above in Stock Options.

Certain time-based stock awards have either a performance condition ("performance-based") or a market condition ("market-based").

Performance-based Stock Awards – the final number of shares earned and the related compensation expense is adjusted up or down to the extent the performance target is met as of the last day of the performance period. The actual number of shares that will ultimately be awarded range from 0% - 200% of the targeted amount for the 2014 and 2013 awards and from 0% to 150% of the targeted amount for the 2012 awards. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance-based stock awards granted in 2014, the performance targets are growth in net sales and in operating profit, and the performance period is fiscal 2014 through 2016. For performance-based stock awards granted in 2013, the performance targets are net sales and operating margin, and the performance period is fiscal 2015. For performance-based stock awards granted in 2012, the performance target is market share growth and the performance period is from fiscal 2012 through 2014. The market share growth calculation will be finalized in fiscal 2015 when an industry survey report is issued.

Market-based Stock Awards – the related compensation expense is fixed, however, the final number of shares earned is adjusted to the extent that the market condition is achieved during the performance period. The actual number of shares that will ultimately be awarded range from 0% to 100% of the target amount for 2014 awards. For the market-based stock awards granted in 2014, the market condition was based on increases in our stock price for a specified number of sequential days and the performance period is three years beginning on the date of grant, which was March 28, 2014. As of January 3, 2015, the market condition had been achieved. There were no market-based stock awards granted in 2013 or 2012.

See Note 10, Shareholders’ Equity, for additional information on stock-based compensation.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

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

We record a liability for unrecognized tax benefits from uncertain tax positions taken, or expected to be taken, in our tax returns. We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and may not accurately forecast actual outcomes.

We classify net interest and penalties on tax uncertainties as a component of income tax expense in our consolidated statements of operations.

Net Income Per Share

We calculate basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the period. We calculate diluted net income per share based on the weighted-average number of common shares outstanding adjusted by the number of potentially dilutive common shares as determined by the treasury stock method. Potentially dilutive shares consist of stock options and restricted stock awards.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this new guidance beginning in fiscal 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures, and have not yet selected a transition method.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(2) Fair Value Measurements

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair value (in thousands):

	January 3, 2015
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,506	$—	$—	$17,506
Corporate bonds	—	20,139	—	20,139
U.S. Agency bonds	—	12,525	—	12,525
Municipal bonds	—	6,953	—	6,953
Commercial paper	—	12,486	—	12,486
	17,506	52,103	—	69,609
Marketable debt securities – non-current
U.S. Treasury securities	14,990	—	—	14,990
Corporate bonds	—	15,236	—	15,236
U.S. Agency bonds	—	10,014	—	10,014
Municipal bonds	—	4,201	—	4,201
	14,990	29,451	—	44,441
	$32,496	$81,554	$—	$114,050

	December 28, 2013
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$15,011	$—	$—	$15,011
Corporate bonds	—	20,300	—	20,300
U.S. Agency bonds	—	12,025	—	12,025
Municipal bonds	—	4,823	—	4,823
	15,011	37,148	—	52,159
Marketable debt securities – non-current
U.S. Treasury securities	8,978	—	—	8,978
Corporate bonds	—	15,484	—	15,484
U.S. Agency bonds	—	7,498	—	7,498
Municipal bonds	—	2,672	—	2,672
	8,978	25,654	—	34,632
	$23,989	$62,802	$—	$86,791

We did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

At January 3, 2015, and December 28, 2013, we had $1.0 million and $1.1 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets. We also had corresponding deferred compensation plan liabilities of $1.0 million and $1.1 million at January 3, 2015, and December 28, 2013, respectively, which are included in other long-term liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

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
		$8,638

(4) Investments

Marketable Debt Securities

Investments in marketable debt securities were comprised of the following (in thousands):

	January 3, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$32,507	$12	$(23)	$32,496
Corporate bonds	35,409	2	(36)	35,375
U.S. Agency bonds	22,545	4	(10)	22,539
Municipal bonds	11,157	2	(5)	11,154
Commercial paper	12,487	—	(1)	12,486
	$114,105	$20	$(75)	$114,050

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

	December 28, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$23,975	$15	$(1)	$23,989
Corporate bonds	35,804	3	(23)	35,784
U.S. Agency bonds	19,517	10	(4)	19,523
Municipal bonds	7,474	23	(2)	7,495
	$86,770	$51	$(30)	$86,791

Maturities of marketable debt securities were as follows (in thousands):

	January 3, 2015		December 28, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable debt securities – current (due in less than one year)	$69,607	$69,609	$52,122	$52,159
Marketable debt securities – non-current (due in one to two years)	44,498	44,441	34,648	34,632
	$114,105	$114,050	$86,770	$86,791

During 2014, 2013 and 2012, respectively, $54.2 million, $53.3 million and $26.0 million of marketable debt securities matured and were redeemed at face value. During 2014, there were no other-than-temporary declines in market value.

Other Investments

We have a minority equity investment in one of our strategic product-development partners. The carrying value of this investment at January 3, 2015 and December 28, 2013, using the cost method, is $6.0 million and $4.5 million, respectively, and is included in other assets on our consolidated balance sheet.

(5) Inventories

Inventories consisted of the following (in thousands):

	January 3, 2015	December 28, 2013
Raw materials	$10,220	$7,118
Work in progress	411	505
Finished goods	42,904	32,529
	$53,535	$40,152

Our finished goods inventory, as of January 3, 2015, was comprised of $20.4 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $14.7 million of finished components that were ready for assembly for the completion of beds, and $7.8 million of retail accessories.

Our finished goods inventory, as of December 28, 2013, was comprised of $13.4 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $11.3 million of finished components that were ready for assembly for the completion of beds, and $7.8 million of retail accessories.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(6) Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 3, 2015	December 28, 2013
Land	$1,999	$1,999
Leasehold improvements	89,203	84,659
Furniture and equipment	59,587	46,226
Production machinery, computer equipment and software	122,913	106,072
Property under capital lease	1,077	1,672
Construction in progress	56,937	32,670
Less: Accumulated depreciation and amortization	(166,263)	(143,756)
	$165,453	$129,542

(7) Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

The following is a roll forward of goodwill and indefinite-lived trade name/trademarks (in thousands):

	Twelve Months Ended		Twelve Months Ended
	January 3, 2015		December 28, 2013
	Goodwill	Indefinite-Lived Trade Name/ Trademarks	Goodwill	Indefinite-Lived Trade Name/ Trademarks

Beginning balance	$8,963	$1,396	$2,850	$—
Comfortaire purchase	—	—	6,113	1,396
Ending balance	$8,963	$1,396	$8,963	$1,396

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	January 3, 2015		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$5,231	$1,342	$5,231	$850
Customer relationships	2,413	675	2,413	330
Trade names/trademarks	101	101	101	101
	$7,745	$2,118	$7,745	$1,281

See Note 3, Purchase of Comfortaire, for details regarding our purchase of the business and assets of Comfortaire.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(8) Leases

Rent expense was as follows (in thousands):

Facility Rents:	2014	2013	2012
Minimum rents	$47,754	$41,816	$36,104
Contingent rents	6,241	5,779	9,813
Total	$53,995	$47,595	$45,917

Equipment Rents	$3,609	$2,694	$2,627

The aggregate minimum rental commitments under operating leases for subsequent years are as follows (in thousands):

2015	$48,366
2016	44,813
2017	39,188
2018	28,236
2019	18,679
Thereafter	53,567
Total future minimum lease payments	$232,849

(9) Credit Agreement

Our $20.0 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as amended, is an unsecured revolving credit facility that matures on August 31, 2016. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20 million to up to $50 million in total availability, subject to lender approval.

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

At both January 3, 2015, and December 28, 2013, we had no borrowings and $20 million was available under the Credit Agreement. We had no outstanding letters of credit as of January 3, 2015 or December 28, 2013.

(10) Shareholders’ Equity

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	2014	2013	2012
Stock options	$2,125	$2,698	$3,688
Stock awards	4,673	1,534	6,618
Total stock-based compensation expense(1)(2)	6,798	4,232	10,306
Income tax benefit	2,284	1,447	3,576
Total stock-based compensation expense, net of tax	$4,514	$2,785	$6,730

(1) Includes $(0.5) million and $5.6 million of CEO transition (benefit) costs in 2013 and 2012, respectively. See CEO Transition Costs on page 57.
(2) Reflects a $1.2 million benefit in 2014 related to a change in estimated forfeitures due to employee turnover.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Stock Options

A summary of our stock option activity was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 28, 2013	1,754	$15.77	5.6	$11,812
Granted	201	17.96
Exercised	(244)	12.15
Canceled/Forfeited	(198)	20.19
Outstanding at January 3, 2015	1,513	$16.06	5.6	$16,642

Exercisable at January 3, 2015	1,088	$14.32	4.5	$13,800

Vested and expected to vest at January 3, 2015	1,455	$15.86	5.5	$16,279

(1)	Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

Other information pertaining to options is as follows (in thousands, except per share amounts):

	2014	2013	2012
Weighted-average grant date fair value of stock options granted	$9.33	$10.57	$14.28
Total intrinsic value (at exercise) of stock options exercised	$2,478	$7,726	$12,724

Cash received from the exercise of stock options for the fiscal year ended January 3, 2015 was $2.9 million. Our tax benefit related to the exercise of stock options for the fiscal year ended January 3, 2015 was $1.0 million.

At January 3, 2015, there was $2.9 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.6 years.

The assumptions used to calculate the fair value of options granted using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2014	2013	2012
Expected dividend yield	0%	0%	0%
Expected volatility	58%	61%	63%
Risk-free interest rate	1.8%	0.9%	1.1%
Expected term (in years)	5.3	5.7	5.6

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Stock Awards

Stock award activity was as follows (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance- and Market-Based Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 28, 2013	239	$18.86	461	$17.39
Granted	319	17.96	409	17.75
Vested	(60)	13.30	(130)	9.05
Canceled/Forfeited	(26)	18.04	(110)	18.23
Outstanding at January 3, 2015	472	$19.00	630	$18.61

At January 3, 2015, there was $4.4 million of unrecognized compensation expense related to non-vested time-based stock awards, which is expected to be recognized over a weighted-average period of 2.0 years and $6.7 million of unrecognized compensation expense related to non-vested performance- and market-based stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.

During fiscal 2014, 126,550 market-based stock awards were granted and had a weighted-average grant date fair value of $14.90 per award. These stock awards are reflected in the "Performance- and Market-Based Stock Awards" column in the stock award activity table above. The assumptions used to calculate the fair value of the market-based stock awards using a Monte Carlo simulation model included an expected divided yield of 0%, expected volatility of 58% and a risk-free interest rate of 0.9%. No market-based stock awards were granted in fiscal 2013 or 2012.

Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	2014	2013	2012
Amount repurchased under Board-approved share repurchase program	$45,044	$40,037	$30,023
Amount repurchased in connection with the vesting of employee restricted stock grants	1,448	2,035	4,869
Total amount repurchased	$46,492	$42,072	$34,892

As of January 3, 2015, the remaining authorization under our Board-approved share repurchase program was $235 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

CEO Transition Costs

In February 2012, we announced that William R. McLaughlin, then President and Chief Executive Officer, would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin’s contributions, the Company’s Compensation Committee approved the modification of Mr. McLaughlin’s unvested stock awards, including performance stock awards. As a result of these modifications, we recorded incremental non-cash compensation of $5.6 million ($3.7 million, net of income tax) in 2012. The performance stock awards are subject to applicable performance adjustments through 2014 based on actual performance versus performance targets. During 2013, we recorded a non-cash compensation benefit of $0.5 million ($0.4 million, net of income tax) resulting from performance-based stock award adjustments. There were no performance-based stock award adjustments in 2014.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Net Income per Common Share

The components of basic and diluted net income per share are as follows (in thousands, except per share amounts):

	2014	2013	2012
Net income	$67,974	$60,081	$78,094

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	53,452	54,866	55,516
Effect of dilutive securities:
Options	387	554	1,059
Restricted shares	354	383	501
Diluted weighted-average shares outstanding	54,193	55,803	57,076

Net income per share – basic	$1.27	$1.10	$1.41
Net income per share – diluted	$1.25	$1.08	$1.37

Additional potential dilutive stock options totaling 0.8 million, 1.3 million and 0.3 million for 2014, 2013 and 2012, respectively, have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

(11) Other Income, Net

Other income, net, consisted of the following (in thousands):

	2014	2013	2012
Interest income	$415	$375	310
Interest expense	(53)	(52)	(92)
Other income, net	$362	$323	$218

(12) Income Taxes

Income tax expense consisted of the following (in thousands):

Current:	2014	2013	2012
Federal	$29,484	$25,091	$34,993
State	4,161	3,802	3,419
	33,645	28,893	38,412
Deferred:
Federal	747	1,953	2,176
State	(258)	84	1,323
	489	2,037	3,499
Income tax expense	$34,134	$30,930	$41,911

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The following table provides a reconciliation between the statutory federal income tax rate and our effective income tax rate:

	2014	2013	2012
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	3.0	2.9
Manufacturing deduction	(3.3)	(3.2)	(3.1)
Changes in unrecognized tax benefits	0.3	0.3	(0.2)
Other	(1.1)	(1.1)	0.3
Effective income tax rate	33.4%	34.0%	34.9%

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2011 or state income tax examinations prior to 2010.

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

Deferred tax assets:	2014	2013
Current:
Warranty and returns liabilities	$5,753	$4,376
Compensation and benefits	1,545	1,379
Deferred rent and lease incentives	991	857
Other	709	539
Long-term:
Stock-based compensation	6,843	5,944
Deferred rent and lease incentives	5,527	4,524
Warranty liabilities	1,051	605
Net operating loss and capital loss carryforwards	649	827
Other	—	1,111
Total gross deferred tax assets	23,068	20,162
Valuation allowance	(552)	(587)
Total deferred tax assets after valuation allowance	22,516	19,575
Deferred tax liabilities:
Long-term:
Property and equipment	9,873	7,696
Other	424	—
Total gross deferred tax liabilities	10,297	7,696
Net deferred tax assets	$12,219	$11,879

At January 3, 2015, we had net operating loss carryforwards for state income tax purposes of $2.3 million, which will expire between 2023 and 2034.

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

Unrecognized Tax Benefits - there were no significant unrecognized tax benefits, penalties or interest related to current-year or prior-year tax positions.

(13) Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2014, 2013 and 2012, our contributions, net of forfeitures, were $3.7 million, $3.0 million and $2.5 million, respectively.

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

Commitments

As of January 3, 2015, we had $7.5 million of inventory purchase commitments with our suppliers as part of the normal course of business. There are a limited number of supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not currently expect any payments under these provisions. At January 3, 2015, we had entered into 10 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to ten years, which if consummated based on current cost estimates, would approximate $14.0 million over the initial lease term. The minimum rentals for these lease commitments have been included in the future minimum lease payments in Note 8, Leases.

(15) Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of our quarterly results (in thousands, except net income per share amounts). Quarterly diluted net income per share amounts may not total to the respective annual amount due to changes in weighted-average shares outstanding during the year.

2014	First	Second	Third	Fourth	Fiscal Year
Net sales	$276,412	$234,763	$323,366	$322,216	$1,156,757
Gross profit	171,383	142,397	198,584	194,486	706,850
Operating income	25,802	12,711	35,346	27,887	101,746
Net income	16,992	8,481	23,554	18,947	67,974
Net income per share – diluted	0.31	0.16	0.44	0.35	1.25

2013	First	Second	Third	Fourth	Fiscal Year
Net sales	$258,237	$207,391	$263,689	$230,854	$960,171
Gross profit	163,416	131,398	166,420	140,521	601,755
Operating income	35,227	15,107	30,699	9,655	90,688
Net income	23,471	9,926	20,259	6,425	60,081
Net income per share – diluted	0.42	0.18	0.36	0.12	1.08

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

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of January 3, 2015. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct applicable to our directors, officers and employees (including our principal executive officer, principal financial officer and principal accounting officer). The Code of Business Conduct is available on the Investor Relations section of our website at www.SleepNumber.com, under Corporate Governance. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer and principal accounting officer, we intend to disclose the same on our website at www.SleepNumber.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption "Equity Compensation Plan Information" in our Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance” in our Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated herein by reference.

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

3.	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan

4.	Form of Performance Stock Award Agreement under the 2004 Stock Incentive Plan

5.	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the 2004 Stock Incentive Plan

6.	Select Comfort Corporation Amended and Restated 2010 Omnibus Incentive Plan

7.	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan

8.	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan

9.	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan

10.	Select Comfort Executive Investment Plan (December 1, 2014 Restatement)

11.	Employment Offer Letter from Select Comfort Corporation to Shelly R. Ibach dated February 9, 2007

12.	Employment Offer Letter from Select Comfort Corporation to David R. Callen dated March 14, 2014

13.	Employment Offer Letter from Select Comfort Corporation to Kathryn V. Roedel dated March 8, 2005

14.	Employment offer Letter from Select Comfort Corporation to Wendy L. Schoppert dated March 15, 2005

15.	Employment Offer Letter from Select Comfort Corporation to Mark A. Kimball dated April 22, 1999

16.	Select Comfort Corporation Executive Physical Plan

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

SELECT COMFORT CORPORATION
(Registrant)

Dated:	February 27, 2015	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ David R. Callen
David R. Callen
Chief Financial Officer
(principal financial officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Shelly R. Ibach, David R. Callen and Mark A. Kimball, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date or dates indicated.

Name	Title	Date

/s/ Jean-Michel Valette	Chairman of the Board	February 25, 2015
Jean-Michel Valette

/s/ Shelly R. Ibach	Director	February 27, 2015
Shelly R. Ibach

/s/ Daniel I. Alegre	Director	February 26, 2015
Daniel I. Alegre

/s/ Stephen L. Gulis, Jr.	Director	February 25, 2015
Stephen L. Gulis, Jr.

/s/ Michael J. Harrison	Director	February 24, 2015
Michael J. Harrison

/s/ David T. Kollat	Director	February 21, 2015
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 22, 2015
Brenda J. Lauderback

/s/ Kathleen L. Nedorostek	Director	February 24, 2015
Kathleen L. Nedorostek

/s/ Michael A. Peel	Director	February 26, 2015
Michael A. Peel

SELECT COMFORT CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 3, 2015

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
Incorporated by reference to Exhibit 10.5 contained in Select Comfort's Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.6 contained in Select Comfort's Annual report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-25121)

10.7	Fifth Amendment to Lease dated August 28, 2006 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-25121)

10.8	Lease Agreement dated as of September 19, 2002 between the Company and Blind John, LLC (as successor to Frastacky (US) Properties Limited Partnership)	Incorporated by reference to Exhibit 10.6 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

Exhibit No.	Description	Method of Filing
10.9	Amendment Three to Lease between Select Comfort Corporation and Blind John, LLC dated February 28, 2012	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed March 2, 2012 (File No. 0-25121)

10.10	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.11	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)

10.12	Select Comfort Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)	Incorporated by reference to Exhibit 10.16 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.13	Form of Nonstatutory Stock Option Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.14	Form of Restricted Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.15	Form of Performance Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.16	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.17	Select Comfort Corporation Amended and Restated 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed May 15, 2013 (File No. 0-25121)

10.18	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.19	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.20	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.21	Select Comfort Executive Investment Plan (December 1, 2014 Restatement)	Filed herewith

Exhibit No.	Description	Method of Filing

10.22	Employment Offer Letter from Select Comfort Corporation to Shelly R. Ibach dated February 9, 2007	Incorporated by reference to Exhibit 10.30 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (File No. 0-25121)

10.23	Employment Offer Letter from Select Comfort Corporation to David R. Callen dated March 14, 2014	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed March 20, 2014

10.24	Employment Offer Letter from Select Comfort Corporation to Kathryn V. Roedel dated March 8, 2005	Incorporated by reference to Exhibit 10.17 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.25	Employment Offer Letter from Select Comfort Corporation to Wendy L. Schoppert dated March 15, 2005	Incorporated by reference to Exhibit 10.18 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.26	Employment Offer Letter from Select Comfort Corporation to Mark A. Kimball dated April 22, 1999	Incorporated by reference to Exhibit 10.25 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

10.27	Select Comfort Corporation Executive Physical Plan	Filed herewith

10.28	Summary of Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed January 3, 2005 (File No. 0-25121)

10.29	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed August 21, 2008 (File No. 0-25121)

10.30	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.34 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 0-25121)

10.31	Summary of Non-Employee Director Compensation	Filed herewith

10.32	Master Supply Agreement dated July 16, 2013 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 (File No. 0-25121)

10.33	Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Select Comfort Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 (File No. 0-25121)

Exhibit No.	Description	Method of Filing
10.34	First Amendment to Retailer Program Agreement, dated effective as of October 1, 2014 by and between Synchrony Bank, Select Comfort Corporation and Select Comfort Retail Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed October 1, 2014 (File No. 0-25121)

10.35	Select Comfort Corporation Non-Employee Director Deferral Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed September 16, 2011 (File No. 0-25121)

10.36	Credit Agreement, dated March 26, 2010, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed March 29, 2010 (File No. 0-25121)

10.37	Amendment to Credit Agreement, dated April 23, 2012, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed April 24, 2012 (File No. 0-25121)

10.38	Amendment to Credit Agreement, dated October 15, 2013, by and among Select Comfort Corporation and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed October 18, 2013 (File No. 0-25121)

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 contained in Select Comfort's Annual Report on Form 10-K filed February 21, 2013 (File No. 0-25121)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on signature page

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)

Exhibit No.	Description	Method of Filing
101
The following financial information from the Company's Annual Report on Form 10-K for the year ended January 3, 2015, filed with the SEC on February 27, 2015, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013; (ii) Consolidated Statements of Operations for the years ended January 3, 2015, December 28, 2013 and December 29, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended January 3, 2015, December 28, 2013 and December 29, 2012; (iv) Consolidated Statement of Shareholders' Equity for the years ended January 3, 2015, December 28, 2013 and December 29, 2012; (v) Consolidated Statements of Cash Flows for the years ended January 3, 2015, December 28, 2013 and December 29, 2012; and (vi) Notes to Consolidated Financial Statements.
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

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Description	2014	2013	2012
Allowance for doubtful accounts
Balance at beginning of period	$425	$348	$397
Additions charged to costs and expenses	729	776	246
Deductions from reserves	(415)	(699)	(295)
Balance at end of period	$739	$425	$348

Accrued sales returns
Balance at beginning of period	$9,433	$5,330	$4,402
Additions charged to costs and expenses	78,890	59,656	44,284
Deductions from reserves	(73,061)	(55,553)	(43,356)
Balance at end of period	$15,262	$9,433	$5,330