Form 10-Q
period 2015-04-04
SELECT COMFORT CORP
filed 2015-05-01
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 4, 2015

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

As of April 4, 2015, 52,299,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) April 4, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$46,351	$51,995
Marketable debt securities – current	75,035	69,609
Accounts receivable, net of allowance for doubtful accounts of $732 and $739, respectively	17,886	19,693
Inventories	56,004	53,535
Prepaid expenses	17,670	17,792
Deferred income taxes	8,745	8,786
Other current assets	13,807	11,185
Total current assets	235,498	232,595

Non-current assets:
Marketable debt securities – non-current	40,874	44,441
Property and equipment, net	177,734	165,453
Goodwill and intangible assets, net	15,777	15,986
Deferred income taxes	6,844	3,433
Other assets	15,735	12,279
Total assets	$492,462	$474,187

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$80,170	$84,197
Customer prepayments	26,135	28,726
Accrued sales returns	15,165	15,262
Compensation and benefits	23,941	33,066
Taxes and withholding	24,785	10,207
Other current liabilities	16,128	15,594
Total current liabilities	186,324	187,052

Non-current liabilities:
Warranty liabilities	3,360	2,722
Other long-term liabilities	32,524	27,506
Total liabilities	222,208	217,280

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 52,299 and 52,798 shares issued and outstanding, respectively	523	528
Additional paid-in capital	—	—
Retained earnings	269,693	256,413
Accumulated other comprehensive income (loss)	38	(34)
Total shareholders’ equity	270,254	256,907
Total liabilities and shareholders’ equity	$492,462	$474,187

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net sales	$349,809	$276,412
Cost of sales	133,976	105,029
Gross profit	215,833	171,383

Operating expenses:
Sales and marketing	140,503	125,022
General and administrative	28,254	18,896
Research and development	3,351	1,663
Total operating expenses	172,108	145,581
Operating income	43,725	25,802
Other income, net	153	102
Income before income taxes	43,878	25,904
Income tax expense	15,079	8,912
Net income	$28,799	$16,992

Basic net income per share:
Net income per share – basic	$0.55	$0.31
Weighted-average shares – basic	52,346	54,113
Diluted net income per share:
Net income per share – diluted	$0.54	$0.31
Weighted-average shares – diluted	53,326	54,844

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net income	$28,799	$16,992
Other comprehensive income – unrealized gain on available-for-sale marketable debt securities, net of income tax	72	10
Comprehensive income	$28,871	$17,002

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at January 3, 2015	52,798	$528	$—	$256,413	$(34)	$256,907
Net income	—	—	—	28,799	—	28,799
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	72	72
Exercise of common stock options	118	1	1,352	—	—	1,353
Tax effect from stock-based compensation	—	—	816	—	—	816
Stock-based compensation	33	—	2,782	—	—	2,782
Repurchases of common stock	(650)	(6)	(4,950)	(15,519)	—	(20,475)
Balance at April 4, 2015	52,299	$523	$—	$269,693	$38	$270,254

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$28,799	$16,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,783	9,176
Stock-based compensation	2,782	(108)
Net loss (gain) on disposals and impairments of assets	177	(2)
Excess tax benefits from stock-based compensation	(858)	(19)
Deferred income taxes	(3,415)	(1,450)
Changes in operating assets and liabilities:
Accounts receivable	1,780	(552)
Inventories	(2,469)	(4,438)
Income taxes	15,453	3,795
Prepaid expenses and other assets	(1,661)	1,030
Accounts payable	7,458	3,600
Customer prepayments	(2,591)	4,785
Accrued compensation and benefits	(8,977)	4,080
Other taxes and withholding	(58)	36
Warranty liabilities	900	185
Other accruals and liabilities	761	1,754
Net cash provided by operating activities	48,864	38,864

Cash flows from investing activities:
Purchases of property and equipment	(17,796)	(16,660)
Investments in marketable debt securities	(18,195)	(13,623)
Proceeds from maturities of marketable debt securities	16,244	10,000
Increase in restricted cash	—	(500)
Proceeds from sales of property and equipment	33	5
Net cash used in investing activities	(19,714)	(20,778)

Cash flows from financing activities:
Repurchases of common stock	(20,475)	(10,236)
Net decrease in short-term borrowings	(16,530)	(6,094)
Proceeds from issuance of common stock	1,353	411
Excess tax benefits from stock-based compensation	858	19
Net cash used in financing activities	(34,794)	(15,900)

Net (decrease) increase in cash and cash equivalents	(5,644)	2,186
Cash and cash equivalents, at beginning of period	51,995	58,223
Cash and cash equivalents, at end of period	$46,351	$60,409

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended April 4, 2015 of Select Comfort Corporation and 100%-owned subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of April 4, 2015, and January 3, 2015, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 and other recent filings with the SEC.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods. Our critical accounting policies consist of stock-based compensation, goodwill and indefinite-lived intangible assets, warranty liabilities and revenue recognition.

The condensed consolidated financial statements include the accounts of Select Comfort Corporation and our 100%-owned subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption was not permitted. On April 1, 2015, the FASB voted in favor of proposing a one-year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. Early adoption prior to the original effective date is not permitted. A final decision on the effective date is expected in 2015. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures, and have not yet selected a transition method.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair value (in thousands):

	April 4, 2015
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,510	$—	$—	$17,510
Corporate bonds	—	20,118	—	20,118
Commercial paper	—	14,987	—	14,987
U.S. Agency bonds	—	12,521	—	12,521
Municipal bonds	—	9,899	—	9,899
	17,510	57,525	—	75,035
Marketable debt securities – non-current
U.S. Treasury securities	15,021	—	—	15,021
Corporate bonds	—	12,683	—	12,683
U.S. Agency bonds	—	10,034	—	10,034
Municipal bonds	—	3,136	—	3,136
	15,021	25,853	—	40,874
	$32,531	$83,378	$—	$115,909

	January 3, 2015
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,506	$—	$—	$17,506
Corporate bonds	—	20,139	—	20,139
U.S. Agency bonds	—	12,525	—	12,525
Commercial paper	—	12,486	—	12,486
Municipal bonds	—	6,953	—	6,953
	17,506	52,103	—	69,609
Marketable debt securities – non-current
U.S. Treasury securities	14,990	—	—	14,990
Corporate bonds	—	15,236	—	15,236
U.S. Agency bonds	—	10,014	—	10,014
Municipal bonds	—	4,201	—	4,201
	14,990	29,451	—	44,441
	$32,496	$81,554	$—	$114,050

At April 4, 2015 and January 3, 2015, we had $1.2 million and $1.0 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets in our condensed consolidated balance sheets. We also had corresponding deferred compensation plan liabilities of $1.2 million and $1.0 million at April 4, 2015 and January 3, 2015, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Investments

Marketable Debt Securities

Investments in marketable debt securities were comprised of the following (in thousands):

	April 4, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$32,506	$25	$—	$32,531
Corporate bonds	32,791	19	(9)	32,801
U.S. Agency bonds	22,528	27	—	22,555
Commercial paper	14,987	—	—	14,987
Municipal bonds	13,035	3	(3)	13,035
	$115,847	$74	$(12)	$115,909

	January 3, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$32,507	$12	$(23)	$32,496
Corporate bonds	35,409	2	(36)	35,375
U.S. Agency bonds	22,545	4	(10)	22,539
Commercial paper	12,487	—	(1)	12,486
Municipal bonds	11,157	2	(5)	11,154
	$114,105	$20	$(75)	$114,050

Maturities of marketable debt securities were as follows (in thousands):

	April 4, 2015		January 3, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable debt securities – current (due in less than one year)	$75,019	$75,035	$69,607	$69,609
Marketable debt securities – non-current (due in one to two years)	40,828	40,874	44,498	44,441
	$115,847	$115,909	$114,105	$114,050

During the three months ended April 4, 2015 and March 29, 2014, $16.2 million and $10.0 million, respectively, of marketable debt securities matured and were redeemed at face value.

Other Investments

We have a minority equity investment in one of our strategic product-development partners. The carrying value of this investment at April 4, 2015 and January 3, 2015 using the cost method is $6.0 million and is included in other assets on our condensed consolidated balance sheets.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Inventories

Inventories consisted of the following (in thousands):

	April 4, 2015	January 3, 2015
Raw materials	$12,193	$10,220
Work in progress	393	411
Finished goods	43,418	42,904
	$56,004	$53,535

5. Goodwill and Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets

At both April 4, 2015 and January 3, 2015, our condensed consolidated balance sheets included goodwill of $9.0 million and indefinite-lived trade name/trademarks of $1.4 million.

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	April 4, 2015		January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$5,231	$1,465	$5,231	$1,342
Customer relationships	2,413	761	2,413	675
Trade names/trademarks	101	101	101	101
	$7,745	$2,327	$7,745	$2,118

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

At both April 4, 2015 and January 3, 2015, we had no borrowings and $20 million was available under the Credit Agreement. We had no outstanding letters of credit as of April 4, 2015 or January 3, 2015.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Amount repurchased under Board-approved share repurchase program	$20,007	$10,011
Amount repurchased in connection with the vesting of employee restricted stock grants	468	225
Total amount repurchased	$20,475	$10,236

As of April 4, 2015, the remaining share repurchase authorization under our Board-approved share repurchase plan was $215 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

8. Stock-Based Compensation

Stock-based compensation expense (benefit) consisted of the following (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Options	$644	$235
Restricted shares	2,138	(343)
Total stock-based compensation expense (benefit)(1)	2,782	(108)
Income tax benefit (expense)	960	(37)
Total stock-based compensation expense (benefit), net of tax	$1,822	$(71)

(1) The three months ended March 29, 2014 includes a $1.2 million benefit related to a change in estimated forfeitures due to employee turnover.

9. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each calendar quarter, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended April 4, 2015 and March 29, 2014, our contributions, net of forfeitures, were $1.2 million and $0.9 million, respectively.

10. Other Income, Net

Other income, net, consisted of the following (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Interest income	$163	$112
Interest expense	(10)	(10)
Other income, net	$153	$102

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The components of basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	April 4, 2015	March 29, 2014
Net income	$28,799	$16,992

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	52,346	54,113
Dilutive effect of stock-based awards	980	731
Diluted weighted-average shares outstanding	53,326	54,844

Net income per share – basic	$0.55	$0.31
Net income per share – diluted	$0.54	$0.31
Anti-dilutive stock-based awards excluded from the calculations of diluted net income per share calculations were immaterial for the periods presented.

12. Commitments and Contingencies

Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Balance at beginning of year	$15,262	$9,433
Additions that reduce net sales	23,077	19,021
Deductions from reserves	(23,174)	(17,717)
Balance at end of period	$15,165	$10,737

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Balance at beginning of year	$5,824	$4,153
Additions charged to costs and expenses for current-year sales	3,008	1,568
Deductions from reserves	(2,318)	(1,536)
Changes in liability for pre-existing warranties during the current year, including expirations	211	153
Balance at end of period	$6,725	$4,338

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

On August 23, 2013, we filed a complaint in U.S. District Court in the District of Minnesota against Gentherm, Inc. seeking a declaratory judgment that Select Comfort be named as an assignee of certain patents asserted against Select Comfort by Gentherm or in the alternative that the asserted patents are not enforceable or are invalid or that Select Comfort and its products do not infringe any valid claim of the asserted patents. This complaint was filed after Gentherm asserted in a letter that Select Comfort’s recently introduced DualTemp™ layer product infringed certain patents owned by Gentherm. Subsequently, Gentherm filed counterclaims alleging infringement of its patents and seeking various legal and equitable remedies, including injunctive relief, treble damages and attorney’s fees. In March of 2015, the parties agreed to dismiss without prejudice all of the claims and counterclaims asserted in this litigation.

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

We are the exclusive designer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number® beds. Only the Sleep Number bed offers SleepIQ® technology - proprietary sensors that works directly with the bed’s DualAir™ technology to monitor each individual’s sleep. Select Comfort also offers a full line of exclusive sleep products, including FlextFit™ adjustable base technology and Sleep Number® pillows, sheets and other bedding products.

As a growth company, we expect to deliver superior shareholder value creation through sustainable, profitable growth and efficient capital deployment. We are the only national specialty-mattress retailer, and we generate revenue by marketing our innovations to new and existing customers, and selling products through two distribution channels. Our Company-Controlled channel, which includes Retail, E-Commerce and Direct Marketing, sells directly to consumers. Our Wholesale/Other channel sells to and through selected retail and wholesale customers in the United States and Australia, and the QVC shopping channel.

Mission and Vision

Our mission is to Improve Lives by Individualizing Sleep Experiences.

Our vision is To Become One of the World's Most Beloved Brands by Delivering an Unparalleled Sleep Experience. We plan to achieve this through our consumer-driven innovation strategy with technology as our differentiator.

Results of Operations

Quarterly and Annual Results

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, the timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, the timing of new product introductions, the timing of promotional offerings, competitive factors, changes in commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail and bedding industry sales, consumer confidence and general economic conditions. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the period ended April 4, 2015 were as follows:

•
Net sales for the quarter increased 27% to $350 million, compared with $276 million for the same period one year ago. Company-Controlled comparable sales increased 22% and sales from 20 net new stores opened in the past 12 months added 6 percentage points ("ppt.") of growth in the quarter.

•	On a trailing twelve-month basis, sales per store (for stores open at least one year) increased 14% to $2.4 million, compared with $2.1 million for the prior-year trailing twelve-month period.

•
Operating income for the quarter increased 69% to $44 million, or 12.5% of net sales, compared with $26 million, or 9.3% of net sales, for the same period one year ago. The increase in operating income was primarily due to the additional operating income generated by the 27% increase in net sales.

•	Net income for the quarter increased 69% to $29 million, or $0.54 per diluted share, compared with net income of $17 million, or $0.31 per diluted share, for the same period one year ago.

•	We achieved a return on invested capital (ROIC) of 16.5% during the trailing-twelve month period ended April 4, 2015, well above our cost of capital.

•	Cash provided by operating activities totaled $49 million for the three months ended April 4, 2015, compared with $39 million for the same period one year ago.

•	At April 4, 2015, cash, cash equivalents and marketable debt securities, less customer prepayments, totaled $136 million and we had no borrowings under our revolving credit facility.

Index

•
In the first quarter of 2015, we repurchased 635,652 shares of our common stock under our Board-approved share repurchase program at a cost of $20 million (an average of $31.48 per share). As of April 4, 2015, the remaining authorization under our Board-approved share repurchase program was $215 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	April 4, 2015		March 29, 2014
Net sales	$349.8	100.0%	$276.4	100.0%
Cost of sales	134.0	38.3%	105.0	38.0%
Gross profit	215.8	61.7%	171.4	62.0%

Operating expenses:
Sales and marketing	140.5	40.2%	125.0	45.2%
General and administrative	28.3	8.1%	18.9	6.8%
Research and development	3.4	1.0%	1.7	0.6%
Total operating expenses	172.1	49.2%	145.6	52.7%
Operating income	43.7	12.5%	25.8	9.3%
Other income, net	0.2	0.0%	0.1	0.0%
Income before income taxes	43.9	12.5%	25.9	9.4%
Income tax expense	15.1	4.3%	8.9	3.2%
Net income	$28.8	8.2%	$17.0	6.1%

Net income per share:
Basic	$0.55		$0.31
Diluted	$0.54		$0.31

Weighted-average number of common shares:
Basic	52.3		54.1
Diluted	53.3		54.8

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Company-Controlled channel	97.5%	96.1%
Wholesale/Other channel	2.5%	3.9%
Total	100.0%	100.0%

The components of total net sales growth, including comparable net sales changes, were as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Sales change rates:
Retail comparable-store sales(1)	22%	2%
E-Commerce and Direct	17%	2%
Company-Controlled comparable sales change	22%	2%
Net store openings/closings	6%	7%
Total Company-Controlled channel	28%	9%
Wholesale/Other channel	(19%)	(21%)
Total net sales change	27%	7%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Index

Other sales metrics were as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Average sales per store ($ in thousands)(1) (3)	$2,424	$2,120
Average sales per square foot(1) (3)	$1,038	$1,042
Stores > $1 million in net sales(1) (3)	99%	97%
Stores > $2 million in net sales(1) (3)	63%	47%
Average revenue per mattress unit – Company-Controlled channel(2)	$3,923	$3,373

(1) Trailing twelve months for stores included in our comparable store sales calculation.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.
(3) Fiscal 2014 included 53 weeks, as compared to 52 weeks in fiscal 2015 and 2013. The additional week in 2014 was in the fiscal fourth quarter. Company-Controlled comparable sales metrics have been adjusted to remove the estimated impact of the additional week on those metrics.

The number of retail stores operating was as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Beginning of period	463	440
Opened	8	17
Closed	(8)	(14)
End of period	463	443

Comparison of Three Months Ended April 4, 2015 with Three Months Ended March 29, 2014

Net sales
Net sales increased 27% to $350 million for the three months ended April 4, 2015, compared with $276 million for the same period one year ago. Advertising featuring our latest product innovations drove traffic to our stores and contributed to the strong sales increase. Company-Controlled comparable sales increased 22% and sales from 20 net new stores opened in the past 12 months added 6 percentage points ("ppt.") of growth in the quarter.

The $73 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $51 million increase in sales from our Company-Controlled comparable retail stores; (ii) a $21 million sales increase resulting from net store openings; and (iii) a $3 million increase in E-Commerce and Direct sales, partially offset by (iv) a $2 million decrease in Wholesale/Other channel sales. Company-Controlled mattress unit sales increased 10% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 16% to $3,923 driven by sales of new product innovations, including our new FlexFit™ adjustable bases, and our retail store experience.

Gross profit
Gross profit of $216 million increased by $44 million, or 26%, compared with the same period one year ago. The gross profit rate was 61.7% of net sales for the three months ended April 4, 2015, compared with 62.0% for the prior-year period. The 0.3 ppt. decrease in the gross profit rate was primarily due to a higher sales mix of our lower-margin rate FlexFit adjustable bases, partially offset by the benefits resulting from efficiency initiatives across manufacturing, supply chain and home delivery. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including raw materials price fluctuations, return and exchange costs, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended April 4, 2015 increased by 12% to $141 million, compared with $125 million for the same period in 2014, but decreased to 40.2% of net sales, compared with 45.2% of net sales, for the same period one year ago. The 5.0 ppt. decrease in the sales and marketing expense rate in the current period was primarily due to: (i) leveraging our media spending, which increased by 17% compared with the prior-year period, while net sales increased 27%; and (ii) the leveraging impact of the 22% comparable store sales increase; partially offset by (iii) higher depreciation and occupancy costs as we continue to invest in our exclusive distribution strategy.

Index

General and administrative expenses
General and administrative (“G&A”) expenses increased $9.4 million to $28.3 million for the three months ended April 4, 2015, compared with $18.9 million in the same period one year ago, and increased to 8.1% of net sales, compared with 6.8% of net sales last year. The increase in G&A expenses was mainly due to a $4.7 million increase in employee compensation, including increased stock-based compensation (the three months ended March 29, 2014 included a $1.2 million benefit related to a change in estimated forfeitures due to employee turnover) and incremental compensation costs to enhance our IT infrastructure. Other items of note included: (i) $1.7 million of additional legal expenses, including costs associated with proxy preparation, filing and consulting services; (ii) $0.7 million of depreciation expense resulting from the increase in capital expenditures to support the growth of the business, including our new digital website which was launched in the second quarter of 2014; and (iii) a $2.3 million increase in miscellaneous other expenses. The G&A expense rate increased by 1.3 ppt. in the current period compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 27% net sales increase.

Research and development expenses
Research and development expenses for the three months ended April 4, 2015 were $3.4 million, or 1.0% of net sales, compared with $1.7 million, or 0.6% of net sales, for the same period one year ago. The $1.7 million increase in R&D expenses was due to increased investments to support product innovations, consistent with the Company's long-term product innovation roadmap.

Liquidity and Capital Resources

As of April 4, 2015, cash, cash equivalents and marketable debt securities totaled $162 million compared with $166 million as of January 3, 2015. The $4 million decrease was primarily due to $49 million of cash provided by operating activities, which was more than offset by $18 million of cash used to purchase property and equipment, $20.5 million of cash used to repurchase our common stock ($20.0 million under our Board-approved share repurchase program and $0.5 million in connection with the vesting of employee restricted stock grants), and a $17 million decrease in short-term borrowings. Our $116 million of marketable debt securities held as of April 4, 2015 are all highly liquid and include U.S. government and agency securities, corporate debt securities, municipal bonds and commercial paper.

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	April 4, 2015	March 29, 2014
Total cash provided by (used in):
Operating activities	$48.9	$38.9
Investing activities	(19.7)	(20.8)
Financing activities	(34.8)	(15.9)
Net (decrease) increase in cash and cash equivalents	$(5.6)	$2.2

Cash provided by operating activities for the three months ended April 4, 2015 was $49 million compared with $39 million for the three months ended March 29, 2014. Significant components of the $10 million year-over-year increase in cash from operating activities included: (i) a $12 million increase in our 2015 net income; and (ii) a $12 million fluctuation in income taxes resulting from the higher current-year income and timing of estimated tax payments; partially offset by (iii) a $13 million fluctuation in accrued compensation and benefits which primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was earned in 2014 and paid in the first quarter of 2015, but was not earned in 2013.

Net cash used in investing activities was $20 million for the three months ended April 4, 2015, compared with $21 million for the same period one year ago. Investing activities for the current-year period included $18 million of property and equipment purchases, compared with $17 million for the same period one year ago. On a net basis, we increased our investments in marketable debt securities by $2 million during the three months ended April 4, 2015, compared with a net increase of $4 million during the comparable period one year ago.

Net cash used in financing activities was $35 million for the three months ended April 4, 2015, compared with $16 million for the same period one year ago. During the three months ended April 4, 2015, we repurchased $20.5 million of our stock ($20 million under our Board-approved share repurchase program and $0.5 million in connection with the vesting of employee restricted stock grants) compared with $10.2 million ($10 million under our Board-approved share repurchase program and $0.2 million in connection with the vesting of employee restricted stock grants) during the same period one year ago. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

Index

Under the Board-approved share repurchase program, we repurchased 635,652 shares at a cost of $20 million (an average of $31.48 per share) during the three months ended April 4, 2015. During the three months ended March 29, 2014, we repurchased 566,543 shares at a cost of $10 million (an average of $17.67 per share). As of April 4, 2015, the remaining share repurchase authorization under our Board-approved share repurchase plan was $215 million. There is no expiration date governing the period over which we can repurchase shares.

Our $20.0 million Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as amended, is an unsecured revolving credit facility that matures August 31, 2016. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20 million to up to $50 million in total availability, subject to lender approval. As of April 4, 2015 we were in compliance with all financial covenants.

Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. The $162 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (“Synchrony Agreement”). The Synchrony Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum working capital requirement. As of April 4, 2015 we were in compliance with all financial covenants.

Under the terms of the Synchrony Agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Index

Non-GAAP Data

Return on Invested Capital (ROIC)
(in thousands)

ROIC is a financial measure we use to determine how efficiently we deploy our capital. It quantifies the return we earn on our invested capital. Management believes ROIC is also a useful metric for investors and financial analysts. We compute ROIC as outlined below. Our definition and calculation of ROIC may not be comparable to similarly titled definitions and calculations used by other companies. The tables below reconcile net operating profit after taxes (NOPAT) and total invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures:

	Trailing-Twelve Months Ended
	April 4, 2015	March 29, 2014
Net operating profit after taxes (NOPAT)
Operating income	$119,669	$81,263
Add: Rent expense(1)	59,592	51,418
Add: Interest income	466	383
Less: Depreciation on capitalized operating leases(2)	(14,761)	(13,248)
Less: Income taxes(3)	(55,697)	(40,963)
NOPAT	$109,269	$78,853

Average invested capital
Total equity	$270,254	$232,123
Less: Cash greater than target(4)	(36,125)	(22,848)
Add: Long-term debt(5)	—	—
Add: Capitalized operating lease obligations(6)	476,736	411,344
Total invested capital at end of period	$710,865	$620,619
Average invested capital(7)	$661,708	$580,352
Return on invested capital (ROIC)(8)	16.5%	13.6%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 33.8% and 34.2% for 2015 and 2014, respectively.

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

Index

Non-GAAP Data (continued)

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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net income	$28,799	$16,992	$79,781	$53,602
Income tax expense	15,079	8,912	40,301	27,995
Interest expense	10	10	53	47
Depreciation and amortization	10,544	8,885	40,426	32,151
Stock-based compensation	2,782	(108)	9,688	3,692
Asset impairments	209	3	703	100
Adjusted EBITDA	$57,423	$34,694	$170,952	$117,587

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net cash provided by operating activities	$48,864	$38,864	$154,468	$81,947
Subtract: Purchases of property and equipment	17,796	16,660	77,730	79,162
Free cash flow	$31,068	$22,204	$76,738	$2,785

Off-Balance-Sheet Arrangements and Contractual Obligations

As of April 4, 2015, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at April 4, 2015.

There has been no material change in our contractual obligations since the end of fiscal 2014. See Note 6, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 for additional information regarding our other contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. There were no significant changes in our critical accounting policies since the end of fiscal 2014.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of April 4, 2015 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of April 4, 2015, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 4, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 23, 2013, we filed a complaint in U.S. District Court in the District of Minnesota against Gentherm, Inc. seeking a declaratory judgment that Select Comfort be named as an assignee of certain patents asserted against Select Comfort by Gentherm or in the alternative that the asserted patents are not enforceable or are invalid or that Select Comfort and its products do not infringe any valid claim of the asserted patents. This complaint was filed after Gentherm asserted in a letter that Select Comfort’s recently introduced DualTemp™ layer product infringed certain patents owned by Gentherm. Subsequently, Gentherm filed counterclaims alleging infringement of its patents and seeking various legal and equitable remedies, including injunctive relief, treble damages and attorney’s fees. In March of 2015, the parties agreed to dismiss without prejudice all of the claims and counterclaims asserted in this litigation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 4, 2015 through January 31, 2015	165,269	$28.46	163,686	$230,326,000
February 1, 2015 through February 28, 2015	189,461	31.53	189,161	224,362,000
March 1, 2015 through April 4, 2015	295,389	33.17	282,805	214,981,000
Total	650,119	$31.49	635,652	$214,981,000

(1)
Under the current Board-approved $250 million share repurchase program, we repurchased 635,652 shares of our common stock at a cost of $20.0 million (based on trade dates) during the three months ended April 4, 2015.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 14,467 shares of our common stock at a cost of $0.5 million during the three months ended April 4, 2015.

(3)
There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, filed with the SEC on May 1, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of April 4, 2015 and January 3, 2015; (ii) Condensed Consolidated Statements of Operations for the three months ended April 4, 2015 and March 29, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2015 and March 29, 2014; (iv) Condensed Consolidated Statement of Shareholders' Equity for the three months ended April 4, 2015; (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2015 and March 29, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	May 1, 2015	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, filed with the SEC on May 1, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of April 4, 2015 and January 3, 2015; (ii) Condensed Consolidated Statements of Operations for the three months ended April 4, 2015 and March 29, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2015 and March 29, 2014; (iv) Condensed Consolidated Statement of Shareholders' Equity for the three months ended April 4, 2015; (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2015 and March 29, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith