Form 10-Q
period 2015-07-04
SELECT COMFORT CORP
filed 2015-07-31
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 4, 2015

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

As of July 4, 2015, 51,414,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	July 4, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$26,074	$51,995
Marketable debt securities – current	62,379	69,609
Accounts receivable, net of allowance for doubtful accounts of $701 and $739, respectively	20,464	19,693
Inventories	68,377	53,535
Prepaid expenses	20,584	17,792
Deferred income taxes	8,757	8,786
Other current assets	10,836	11,185
Total current assets	217,471	232,595

Non-current assets:
Marketable debt securities – non-current	28,751	44,441
Property and equipment, net	186,696	165,453
Goodwill and intangible assets, net	15,570	15,986
Deferred income taxes	7,944	3,433
Other assets	19,139	12,279
Total assets	$475,571	$474,187

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$87,985	$84,197
Customer prepayments	25,660	28,726
Accrued sales returns	12,679	15,262
Compensation and benefits	24,395	33,066
Taxes and withholding	9,867	10,207
Other current liabilities	18,684	15,594
Total current liabilities	179,270	187,052

Non-current liabilities:
Warranty liabilities	3,425	2,722
Other long-term liabilities	37,484	27,506
Total liabilities	220,179	217,280

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 51,414 and 52,798 shares issued and outstanding, respectively	514	528
Additional paid-in capital	—	—
Retained earnings	254,860	256,413
Accumulated other comprehensive income (loss)	18	(34)
Total shareholders’ equity	255,392	256,907
Total liabilities and shareholders’ equity	$475,571	$474,187

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$275,289	$234,763	$625,098	$511,175
Cost of sales	104,750	92,366	238,726	197,395
Gross profit	170,539	142,397	386,372	313,780

Operating expenses:
Sales and marketing	126,627	106,712	267,130	231,734
General and administrative	23,880	21,265	52,134	40,161
Research and development	3,403	1,709	6,754	3,372
Total operating expenses	153,910	129,686	326,018	275,267
Operating income	16,629	12,711	60,354	38,513
Other income, net	133	78	286	180
Income before income taxes	16,762	12,789	60,640	38,693
Income tax expense	5,724	4,308	20,803	13,220
Net income	$11,038	$8,481	$39,837	$25,473

Basic net income per share:
Net income per share – basic	$0.21	$0.16	$0.77	$0.47
Weighted-average shares – basic	51,672	53,648	52,009	53,880
Diluted net income per share:
Net income per share – diluted	$0.21	$0.16	$0.75	$0.47
Weighted-average shares – diluted	52,544	54,324	52,935	54,570

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$11,038	$8,481	$39,837	$25,473
Other comprehensive (loss) income– unrealized (loss) gain on available-for-sale marketable debt securities, net of income tax	(20)	20	52	30
Comprehensive income	$11,018	$8,501	$39,889	$25,503

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at January 3, 2015	52,798	$528	$—	$256,413	$(34)	$256,907
Net income	—	—	—	39,837	—	39,837
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	52	52
Exercise of common stock options	198	2	2,456	—	—	2,458
Tax effect from stock-based compensation	—	—	1,939	—	—	1,939
Stock-based compensation	52	1	5,827	—	—	5,828
Repurchases of common stock	(1,634)	(17)	(10,222)	(41,390)	—	(51,629)
Balance at July 4, 2015	51,414	$514	$—	$254,860	$18	$255,392

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$39,837	$25,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,903	19,213
Stock-based compensation	5,828	2,035
Net loss on disposals and impairments of assets	184	87
Excess tax benefits from stock-based compensation	(1,945)	(720)
Deferred income taxes	(4,515)	(2,003)
Changes in operating assets and liabilities:
Accounts receivable	(825)	651
Inventories	(14,842)	(3,004)
Income taxes	4,221	(394)
Prepaid expenses and other assets	(944)	(4,355)
Accounts payable	7,879	(1,042)
Customer prepayments	(3,066)	2,695
Accrued compensation and benefits	(8,121)	9,724
Other taxes and withholding	(2,622)	(529)
Warranty liabilities	1,113	281
Other accruals and liabilities	969	1,466
Net cash provided by operating activities	45,054	49,578

Cash flows from investing activities:
Purchases of property and equipment	(38,938)	(39,766)
Investments in marketable debt securities	(19,306)	(28,405)
Proceeds from maturities of marketable debt securities	41,932	23,548
Proceeds from sales of property and equipment	41	5
Increase in restricted cash	—	(500)
Net cash used in investing activities	(16,271)	(45,118)

Cash flows from financing activities:
Repurchases of common stock	(51,629)	(21,470)
Net decrease in short-term borrowings	(7,478)	(6,192)
Proceeds from issuance of common stock	2,458	1,366
Excess tax benefits from stock-based compensation	1,945	720
Net cash used in financing activities	(54,704)	(25,576)

Net decrease in cash and cash equivalents	(25,921)	(21,116)
Cash and cash equivalents, at beginning of period	51,995	58,223
Cash and cash equivalents, at end of period	$26,074	$37,107

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended July 4, 2015 of Select Comfort Corporation and 100%-owned subsidiaries (“Select Comfort” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of July 4, 2015, and January 3, 2015, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption was not permitted. In July 2015, the FASB deferred the effective date from annual reporting periods beginning after December 15, 2016 to annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures, and have not yet selected a transition method.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair value (in thousands):

	July 4, 2015
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$15,012	$—	$—	$15,012
Corporate bonds	—	15,059	—	15,059
U.S. Agency bonds	—	15,011	—	15,011
Municipal bonds	—	9,804	—	9,804
Commercial paper	—	7,493	—	7,493
	15,012	47,367	—	62,379
Marketable debt securities – non-current
U.S. Treasury securities	7,515	—	—	7,515
Corporate bonds	—	12,627	—	12,627
U.S. Agency bonds	—	7,530	—	7,530
Municipal bonds	—	1,079	—	1,079
	7,515	21,236	—	28,751
	$22,527	$68,603	$—	$91,130

	January 3, 2015
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,506	$—	$—	$17,506
Corporate bonds	—	20,139	—	20,139
U.S. Agency bonds	—	12,525	—	12,525
Commercial paper	—	12,486	—	12,486
Municipal bonds	—	6,953	—	6,953
	17,506	52,103	—	69,609
Marketable debt securities – non-current
U.S. Treasury securities	14,990	—	—	14,990
Corporate bonds	—	15,236	—	15,236
U.S. Agency bonds	—	10,014	—	10,014
Municipal bonds	—	4,201	—	4,201
	14,990	29,451	—	44,441
	$32,496	$81,554	$—	$114,050

At July 4, 2015 and January 3, 2015, we had $1.3 million and $1.0 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets in our condensed consolidated balance sheets. We also had corresponding deferred compensation plan liabilities of $1.3 million and $1.0 million at July 4, 2015 and January 3, 2015, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Investments

Marketable Debt Securities

Investments in marketable debt securities were comprised of the following (in thousands):

	July 4, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$27,700	$3	$(17)	$27,686
U.S. Agency bonds	22,517	24	—	22,541
U.S. Treasury securities	22,503	24	—	22,527
Municipal bonds	10,887	1	(5)	10,883
Commercial paper	7,494	—	(1)	7,493
	$91,101	$52	$(23)	$91,130

	January 3, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	35,409	2	(36)	35,375
U.S. Treasury securities	$32,507	$12	$(23)	$32,496
U.S. Agency bonds	22,545	4	(10)	22,539
Commercial paper	12,487	—	(1)	12,486
Municipal bonds	11,157	2	(5)	11,154
	$114,105	$20	$(75)	$114,050

Maturities of marketable debt securities were as follows (in thousands):

	July 4, 2015		January 3, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable debt securities – current (due in less than one year)	$62,359	$62,379	$69,607	$69,609
Marketable debt securities – non-current (due in one to two years)	28,742	28,751	44,498	44,441
	$91,101	$91,130	$114,105	$114,050

During the three months ended July 4, 2015 and June 28, 2014, $25.6 million and $13.5 million, respectively, of marketable debt securities matured and were redeemed at face value. During the six months ended July 4, 2015 and June 28, 2014, $41.8 million and $23.5 million, respectively, of marketable debt securities matured and were redeemed at face value.

Other Investments

We have a minority equity investment in one of our strategic product-development partners. The carrying value of this investment at July 4, 2015 and January 3, 2015 using the cost method is $6.0 million and is included in other assets on our condensed consolidated balance sheets.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Inventories

Inventories consisted of the following (in thousands):

	July 4, 2015	January 3, 2015
Raw materials	$9,499	$10,220
Work in progress	333	411
Finished goods	58,545	42,904
	$68,377	$53,535

5. Goodwill and Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets

At both July 4, 2015 and January 3, 2015, our condensed consolidated balance sheets included goodwill of $9.0 million and indefinite-lived trade name/trademarks of $1.4 million.

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	July 4, 2015		January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$5,231	$1,586	$5,231	$1,342
Customer relationships	2,413	847	2,413	675
Trade names/trademarks	101	101	101	101
	$7,745	$2,534	$7,745	$2,118

6. Credit Agreement

Our $20.0 million Credit Agreement (Credit Agreement) with Wells Fargo Bank, National Association, as amended, is an unsecured revolving credit facility that matures on August 31, 2016. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20 million to up to $50 million in total availability, subject to lender approval.

Any borrowings under the Credit Agreement will, at our request, be classified as either LIBOR Loans or Adjusted Base Rate (ABR) Loans (both as defined in the Credit Agreement). The rate of interest payable by us in respect of loans outstanding under the revolving credit facility is: (i) with respect to LIBOR Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period then in effect, plus 1.25%; or (ii) with respect to ABR Loans, the ABR (as defined in the Credit Agreement) then in effect for the Daily One-Month LIBO Rate (as defined in the Credit Agreement), plus 1.50% or the prime rate. We are subject to certain financial covenants under the Credit Agreement, including minimum tangible net worth, a requirement to maintain a minimum amount of cash, cash equivalents and marketable debt securities, and to maintain at the administrative agent cash, cash equivalents and marketable debt securities equal to the amount the lenders are committed to lend under the Credit Agreement.

At both July 4, 2015 and January 3, 2015, we had no borrowings and $20 million was available under the Credit Agreement. We had no outstanding letters of credit as of July 4, 2015 or January 3, 2015.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Amount repurchased under Board-approved share repurchase program	$30,019	$10,011	$50,026	$20,022
Amount repurchased in connection with the vesting of employee restricted stock grants	1,135	1,223	1,603	1,448
Total amount repurchased	$31,154	$11,234	$51,629	$21,470

As of July 4, 2015, the remaining share repurchase authorization under our Board-approved share repurchase plan was $185 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

8. Stock-Based Compensation

Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Options	$672	$694	$1,316	$929
Restricted shares	2,374	1,449	4,512	1,106
Total stock-based compensation expense(1)	3,046	2,143	5,828	2,035
Income tax benefit	1,038	722	2,005	696
Total stock-based compensation expense, net of tax	$2,008	$1,421	$3,823	$1,339

(1) The six months ended June 28, 2014 includes a $1.2 million benefit related to a change in estimated forfeitures due to employee turnover during the three months ended March 29, 2014.

9. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each calendar quarter, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended July 4, 2015 and June 28, 2014, our contributions, net of forfeitures, were $0.9 million and $0.9 million, respectively. During the six months ended July 4, 2015 and June 28, 2014, our contributions, net of forfeitures, were $2.1 million and $1.8 million, respectively.

10. Other Income, Net

Other income, net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Interest income	$143	$88	$306	$200
Interest expense	(10)	(10)	(20)	(20)
Other income, net	$133	$78	$286	$180

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The components of basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$11,038	$8,481	$39,837	$25,473

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	51,672	53,648	52,009	53,880
Dilutive effect of stock-based awards	872	676	926	690
Diluted weighted-average shares outstanding	52,544	54,324	52,935	54,570

Net income per share – basic	$0.21	$0.16	$0.77	$0.47
Net income per share – diluted	$0.21	$0.16	$0.75	$0.47
Anti-dilutive stock-based awards excluded from the calculations of diluted net income per share calculations were immaterial for the periods presented.

12. Commitments and Contingencies

Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	July 4, 2015	June 28, 2014
Balance at beginning of year	$15,262	$9,433
Additions that reduce net sales	40,076	32,923
Deductions from reserves	(42,659)	(33,162)
Balance at end of period	$12,679	$9,194

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	July 4, 2015	June 28, 2014
Balance at beginning of year	$5,824	$4,153
Additions charged to costs and expenses for current-year sales	4,869	3,237
Deductions from reserves	(4,177)	(3,231)
Changes in liability for pre-existing warranties during the current year, including expirations	421	274
Balance at end of period	$6,937	$4,433

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

Index

Overview

Business Overview

We offer consumers high-quality, innovative and individualized sleep solutions and services, which include a complete line of SLEEP NUMBER® beds and bedding accessories. Our vertically integrated business model has three significant competitive advantages: proprietary sleep innovations, ongoing customer relationships and exclusive distribution.

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

We are committed to delivering superior shareholder value through three primary EPS drivers: increasing demand, leveraging our business model, and deploying our capital efficiently. We are the sleep innovation leader and drive growth through effective brand marketing and a differentiated retail experience.

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

Highlights

Financial highlights for the period ended July 4, 2015 were as follows:

•
Net sales for the quarter increased 17% to $275 million, compared with $235 million for the same period one year ago. The sales increase was driven by a 13% comparable sales increase in our Company-Controlled channel and 5 percentage points of growth from sales generated by 16 net new stores opened in the past 12 months.

•	Sales per store (for stores open at least one year), on a trailing twelve-month basis, increased 16% to $2.5 million, compared with $2.1 million for the prior-year trailing twelve-month period.

•
Operating income for the quarter increased 31% to $17 million, or 6.0% of net sales, compared with $13 million, or 5.4% of net sales, for the same period one year ago. The increase in operating income was primarily due to the additional operating income generated by the 17% increase in net sales and the 120 basis point improvement in the gross profit rate.

•	Net income for the quarter increased 30% to $11 million, or $0.21 per diluted share, compared with net income of $8 million, or $0.16 per diluted share, for the same period one year ago.

•	We achieved a return on invested capital (ROIC) of 16.4% during the trailing-twelve month period ended July 4, 2015, well above our 10% cost of capital.

•	Cash provided by operating activities totaled $45 million for the six months ended July 4, 2015, compared with $50 million for the same period one year ago.

•	At July 4, 2015, cash, cash equivalents and marketable debt securities, less customer prepayments, totaled $92 million and there were no borrowings under our revolving credit facility.

•
In the second quarter of 2015, we repurchased 948,745 shares of our common stock under our Board-approved share repurchase program at a cost of $30 million (an average of $31.64 per share). As of July 4, 2015, the remaining authorization under our Board-approved share repurchase program was $185 million.

Index

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	July 4, 2015		June 28, 2014		July 4, 2015		June 28, 2014
Net sales	$275.3	100.0%	$234.8	100.0%	$625.1	100.0%	$511.2	100.0%
Cost of sales	104.8	38.1%	92.4	39.3%	238.7	38.2%	197.4	38.6%
Gross profit	170.5	61.9%	142.4	60.7%	386.4	61.8%	313.8	61.4%

Operating expenses:
Sales and marketing	126.6	46.0%	106.7	45.5%	267.1	42.7%	231.7	45.3%
General and administrative	23.9	8.7%	21.3	9.1%	52.1	8.3%	40.2	7.9%
Research and development	3.4	1.2%	1.7	0.7%	6.8	1.1%	3.4	0.7%
Total operating expenses	153.9	55.9%	129.7	55.2%	326.0	52.2%	275.3	53.8%
Operating income	16.6	6.0%	12.7	5.4%	60.4	9.7%	38.5	7.5%
Other income, net	0.1	0.0%	0.1	0.0%	0.3	0.0%	0.2	0.0%
Income before income taxes	16.8	6.1%	12.8	5.4%	60.6	9.7%	38.7	7.6%
Income tax expense	5.7	2.1%	4.3	1.8%	20.8	3.3%	13.2	2.6%
Net income	$11.0	4.0%	$8.5	3.6%	$39.8	6.4%	$25.5	5.0%

Net income per share:
Basic	$0.21		$0.16		$0.77		$0.47
Diluted	$0.21		$0.16		$0.75		$0.47

Weighted-average number of common shares:
Basic	51.7		53.6		52.0		53.9
Diluted	52.5		54.3		52.9		54.6

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Company-Controlled channel	97.2%	96.4%	97.4%	96.3%
Wholesale/Other channel	2.8%	3.6%	2.6%	3.7%
Total	100.0%	100.0%	100.0%	100.0%

The components of total net sales growth, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Sales change rates:
Retail comparable-store sales(1)	13%	8%	18%	5%
E-Commerce and Direct	14%	(5%)	15%	(2%)
Company-Controlled comparable sales change	13%	7%	18%	4%
Net store openings/closings	5%	6%	6%	7%
Total Company-Controlled channel	18%	13%	24%	11%
Wholesale/Other channel	(9%)	6%	(15%)	(11%)
Total net sales change	17%	13%	22%	10%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Index

Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Average sales per store ($ in thousands)(1) (3)	$2,480	$2,144
Average sales per square foot(1) (3)	$1,048	$1,009
Stores > $1 million in net sales(1) (3)	100%	97%
Stores > $2 million in net sales(1) (3)	67%	46%
Average revenue per mattress unit – Company-Controlled channel(2)	$4,081	$3,709	$3,991	$3,520

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

The number of retail stores operating was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Beginning of period	463	443	463	440
Opened	5	16	13	33
Closed	(1)	(8)	(9)	(22)
End of period	467	451	467	451

Comparison of Three Months Ended July 4, 2015 with Three Months Ended June 28, 2014

Net sales
Net sales increased 17% to $275 million for the three months ended July 4, 2015, compared with $235 million for the same period one year ago. Demand for our product innovations, effective marketing and our differentiated retail experience all contributed to the strong sales increase. The sales increase was driven by a 13% comparable sales increase in our Company-Controlled channel and 5 percentage points of growth from sales generated by 16 net new stores opened in the past 12 months.

The $41 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $26 million increase in sales from our Company-Controlled comparable retail stores; (ii) a $13 million increase resulting from net store openings; and (iii) a $2 million increase in E-Commerce and Direct sales. Company-Controlled mattress unit sales increased 7% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 10% to $4,081 driven by sales of product innovations, including our new FlexFit™ adjustable bases.

Gross profit
Gross profit of $171 million increased by $28 million, or 20%, compared with the same period one year ago. The gross profit rate was 61.9% of net sales for the three months ended July 4, 2015, compared with 60.7% for the prior-year period. The 120 basis point increase in the gross profit rate was primarily due to: (i) favorable product mix changes resulting from advancements in our selling process and product innovations over the last 12 months; and (ii) reductions in promotional discounts. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including raw material price fluctuations, return and exchange costs, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended July 4, 2015 increased to $127 million, or 46.0% of net sales, compared with $107 million, or 45.5% of net sales, for the same period one year ago. The 50 basis point increase in the sales and marketing expense rate in the current period was mainly due to the timing of media expenses incurred (fiscal calendar year shift); partially offset by the leveraging impact of the 17% net sales increase.

Index

General and administrative expenses
General and administrative (G&A) expenses increased $2.6 million to $24 million for the three months ended July 4, 2015, compared with $21 million in the same period one year ago, but decreased to 8.7% of net sales, compared with 9.1% of net sales last year. The increase in G&A expenses was mainly due to a $2.0 million increase in employee compensation, including incremental compensation costs to enhance our IT infrastructure. The G&A expense rate decreased by 40 basis points in the current period compared with the same period one year ago due to the leveraging impact of the 17% net sales increase.

Research and development expenses
Research and development expenses for the three months ended July 4, 2015 were $3.4 million, or 1.2% of net sales, compared with $1.7 million, or 0.7% of net sales, for the same period one year ago. The $1.7 million increase in R&D expenses was due to increased investments to support product innovations, consistent with our long-term consumer innovation strategy.

Comparison of Six Months Ended July 4, 2015 with Six Months Ended June 28, 2014

Net sales
Net sales in 2015 increased 22% to $625 million, compared with $511 million for the same period one year ago. Demand for our product innovations, effective marketing and our differentiated retail experience all contributed to the strong sales increase. The sales increase was driven by an 18% comparable sales increase in our Company-Controlled channel and 6 percentage points of growth from sales generated by 16 net new retail stores opened in the past 12 months.

The $114 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $77 million increase from our Company-Controlled comparable retail stores; (ii) a $35 million increase resulting from net store openings; and (iii) a $5 million increase in E-Commerce and Direct sales; partially offset by (iv) a $3 million decrease in Wholesale/Other channel sales. Company-Controlled mattress units increased 9% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 13%.

Gross profit
Gross profit of $386 million increased by $73 million, or 23%, compared with the same period one year ago. The gross profit rate increased to 61.8% of net sales for the first six months of 2015, compared with 61.4% for the prior-year period. The 40 basis point increase in the gross profit rate was primarily due to: (i) favorable product mix changes resulting from advancements in our selling process and product innovations over the last 12 months; and (ii) reductions in promotional discounts. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including raw material price fluctuations, return and exchange costs, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses in 2015 increased to $267 million, or 42.7% of net sales, compared with $232 million, or 45.3% of net sales, for the same period one year ago. The 260 basis point decrease in the sales and marketing expense rate in the current period was mainly due to the leveraging impact of the 22% net sales increase, which more than offset higher marketing, selling and occupancy costs as we continue to invest in our exclusive distribution strategy.

General and administrative expenses
General and administrative (G&A) expenses increased to $52 million in 2015, compared with $40 million in the prior year and increased to 8.3% of net sales, compared with 7.9% of net sales one year ago. The increase in G&A expenses was mainly due to: (i) a $6.7 million increase in employee compensation, including increased stock-based compensation (the six months ended June 28, 2014 included a $1.2 million benefit related to a change in estimated forfeitures due to employee turnover during the three months ended March 29, 2014) and incremental compensation costs to enhance our IT infrastructure; (ii) $2.0 million of additional legal expenses, including costs associated with proxy preparation, filing and consulting services; (iii) $1.1 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business, including our new digital website which was launched in the second quarter of 2014; and (iv) a $2.2 million increase in miscellaneous other expenses. The G&A expense rate increased by 40 basis points in the current period compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 22% net sales increase.

Research and development expenses
Research and development expenses for the six months ended July 4, 2015 were $6.8 million, or 1.1% of net sales, compared with $3.4 million, or 0.7% of net sales, for the same period one year ago. The $3.4 million increase in R&D expenses was due to increased investments to support product innovations, consistent with our long-term consumer innovation strategy.

Index

Liquidity and Capital Resources

As of July 4, 2015, cash, cash equivalents and marketable debt securities totaled $117 million compared with $166 million as of January 3, 2015. The $49 million decrease was primarily due to $45 million of cash provided by operating activities, which was more than offset by $39 million of cash used to purchase property and equipment, $51.6 million of cash used to repurchase our common stock ($50.0 million under our Board-approved share repurchase program and $1.6 million in connection with the vesting of employee restricted stock grants). Our $91 million of marketable debt securities held as of July 4, 2015 are all highly liquid and include U.S. government and agency securities, corporate debt securities, municipal bonds and commercial paper.

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	July 4, 2015	June 28, 2014
Total cash provided by (used in):
Operating activities	$45.1	$49.6
Investing activities	(16.3)	(45.1)
Financing activities	(54.7)	(25.6)
Net decrease in cash and cash equivalents	$(25.9)	$(21.1)

Cash provided by operating activities for the six months ended July 4, 2015 was $45 million compared with $50 million for the six months ended June 28, 2014. Significant components of the $5 million year-over-year decrease in cash from operating activities included: (i) an $18 million fluctuation in accrued compensation and benefits which primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was earned in 2014 and paid in the first quarter of 2015, but was not earned in 2013; partially offset by (ii) a $14 million increase in our 2015 net income. In addition, inventories increased by $15 million to support the Fourth of July event (fiscal year calendar shift), preparation ahead of the Labor Day event and our planned fourth quarter 2015 Enterprise Resource Planning (ERP) systems launch, with $8 million of the increase funded by an increase in accounts payable.

Net cash used in investing activities was $16 million for the six months ended July 4, 2015, compared with $45 million for the same period one year ago. Investing activities for the current-year period included $39 million of property and equipment purchases, compared with $40 million for the same period one year ago. On a net basis, we decreased our investments in marketable debt securities by $23 million during the six months ended July 4, 2015, compared with a net increase of $5 million during the comparable period one year ago.

Net cash used in financing activities was $55 million for the six months ended July 4, 2015, compared with $26 million for the same period one year ago. During the six months ended July 4, 2015, we repurchased $51.6 million of our stock ($50.0 million under our Board-approved share repurchase program and $1.6 million in connection with the vesting of employee restricted stock grants) compared with $21.5 million ($20.0 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock grants) during the same period one year ago. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

Under the Board-approved share repurchase program, we repurchased 1,584,397 shares at a cost of $50 million (an average of $31.57 per share) during the six months ended July 4, 2015. During the six months ended June 28, 2014, we repurchased 1,098,486 shares at a cost of $20 million (an average of $18.23 per share). As of July 4, 2015, the remaining share repurchase authorization under our Board-approved share repurchase plan was $185 million. There is no expiration date governing the period over which we can repurchase shares.

Our $20.0 million Credit Agreement (Credit Agreement) with Wells Fargo Bank, National Association, as amended, is an unsecured revolving credit facility that matures August 31, 2016. The Credit Agreement contains an accordion feature that allows us to increase the amount of the line from $20 million to up to $50 million in total availability, subject to lender approval. As of July 4, 2015 we were in compliance with all financial covenants.

Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. The $117 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

Index

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a minimum tangible net worth requirement and a minimum working capital requirement. As of July 4, 2015 we were in compliance with all financial covenants.

Under the terms of the Synchrony Agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Non-GAAP Data

Return on Invested Capital (ROIC)
(dollars in thousands)

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

	Trailing-Twelve Months Ended
	July 4, 2015	June 28, 2014
Net operating profit after taxes (NOPAT)
Operating income	$123,587	$78,866
Add: Rent expense(1)	61,157	53,165
Add: Interest income	521	380
Less: Depreciation on capitalized operating leases(2)	(15,280)	(13,500)
Less: Income taxes(3)	(57,496)	(40,451)
NOPAT	$112,489	$78,460

Average invested capital
Total equity	$255,392	$232,967
Less: Cash greater than target(4)	—	(2,673)
Add: Long-term debt(5)	—	—
Add: Capitalized operating lease obligations(6)	489,256	425,320
Total invested capital at end of period	$744,648	$655,614
Average invested capital(7)	$686,514	$604,661
Return on invested capital (ROIC)(8)	16.4%	13.0%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 33.8% and 34.0% for 2015 and 2014, respectively.

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

Index

Non-GAAP Data (continued)

Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

We define earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) as net income plus: income tax expense, interest expense, depreciation and amortization, stock-based compensation and asset impairments. Management believes Adjusted EBITDA is a useful indicator of our financial performance and our ability to generate cash from operating activities. Our definition of Adjusted EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$11,038	$8,481	$82,338	$52,157
Income tax expense	5,724	4,308	41,717	27,044
Interest expense	10	10	53	44
Depreciation and amortization	10,921	9,765	41,582	34,744
Stock-based compensation	3,046	2,143	10,591	4,275
Asset impairments	15	88	630	173
Adjusted EBITDA	$30,754	$24,795	$176,911	$118,437

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net cash provided by operating activities	$45,054	$49,578	$139,944	$101,540
Subtract: Purchases of property and equipment	38,938	39,766	75,766	79,481
Free cash flow	$6,116	$9,812	$64,178	$22,059

Off-Balance-Sheet Arrangements and Contractual Obligations

As of July 4, 2015, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at July 4, 2015.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of July 4, 2015 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of July 4, 2015, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 4, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 5, 2015 through May 2, 2015	353,979	$32.78	352,404	$203,432,000
May 3, 2015 through May 30, 2015	357,834	31.37	328,876	193,124,000
May 31, 2015 through July 4, 2015	272,732	30.53	267,465	184,962,000
Total	984,545	$31.64	948,745	$184,962,000

(1)
Under the current Board-approved $250 million share repurchase program, we repurchased 948,745 shares of our common stock at a cost of $30.0 million (based on trade dates) during the three months ended July 4, 2015.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 35,800 shares of our common stock at a cost of $1.1 million during the three months ended July 4, 2015.

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended July 4, 2015, filed with the SEC on July 31, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of July 4, 2015 and January 3, 2015; (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2015 and June 28, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2015 and June 28, 2014; (iv) Condensed Consolidated Statement of Shareholders' Equity for the six months ended July 4, 2015; (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2015 and June 28, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	July 31, 2015	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended July 4, 2015, filed with the SEC on July 31, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of July 4, 2015 and January 3, 2015; (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2015 and June 28, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2015 and June 28, 2014; (iv) Condensed Consolidated Statement of Shareholders' Equity for the six months ended July 4, 2015; (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2015 and June 28, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith