Form 10-Q
period 2015-10-03
SELECT COMFORT CORP
filed 2015-11-12
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 3, 2015

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

As of October 3, 2015, 50,646,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	October 3, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$72,678	$51,995
Marketable debt securities – current	33,243	69,609
Accounts receivable, net of allowance for doubtful accounts of $750 and $739, respectively	26,286	19,693
Inventories	77,753	53,535
Prepaid expenses	14,815	17,792
Deferred income taxes	8,561	8,786
Other current assets	12,865	11,185
Total current assets	246,201	232,595

Non-current assets:
Marketable debt securities – non-current	8,581	44,441
Property and equipment, net	197,886	165,453
Goodwill and intangible assets, net	85,093	15,986
Deferred income taxes	10,219	3,433
Other assets	17,913	12,279
Total assets	$565,893	$474,187

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$115,330	$84,197
Customer prepayments	25,387	28,726
Accrued sales returns	19,313	15,262
Compensation and benefits	32,960	33,066
Taxes and withholding	25,236	10,207
Other current liabilities	25,100	15,594
Total current liabilities	243,326	187,052

Non-current liabilities:
Warranty liabilities	5,143	2,722
Other long-term liabilities	45,501	27,506
Total liabilities	293,970	217,280

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 50,646 and 52,798 shares issued and outstanding, respectively	506	528
Additional paid-in capital	—	—
Retained earnings	271,410	256,413
Accumulated other comprehensive income (loss)	7	(34)
Total shareholders’ equity	271,923	256,907
Total liabilities and shareholders’ equity	$565,893	$474,187

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$373,919	$323,366	$999,017	$834,541
Cost of sales	140,283	124,782	379,009	322,177
Gross profit	233,636	198,584	620,008	512,364

Operating expenses:
Sales and marketing	156,899	137,863	424,029	369,597
General and administrative	27,817	23,022	79,951	63,183
Research and development	3,521	2,353	10,275	5,725
Total operating expenses	188,237	163,238	514,255	438,505
Operating income	45,399	35,346	105,753	73,859
Other income, net	78	96	364	276
Income before income taxes	45,477	35,442	106,117	74,135
Income tax expense	13,623	11,888	34,426	25,108
Net income	$31,854	$23,554	$71,691	$49,027

Basic net income per share:
Net income per share – basic	$0.63	$0.44	$1.39	$0.91
Weighted-average shares – basic	50,945	53,271	51,654	53,677
Diluted net income per share:
Net income per share – diluted	$0.62	$0.44	$1.36	$0.90
Weighted-average shares – diluted	51,701	53,971	52,524	54,358

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$31,854	$23,554	$71,691	$49,027
Other comprehensive (loss) income – unrealized (loss) gain on available-for-sale marketable debt securities, net of income tax	(11)	(35)	41	(5)
Comprehensive income	$31,843	$23,519	$71,732	$49,022

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at January 3, 2015	52,798	$528	$—	$256,413	$(34)	$256,907
Net income	—	—	—	71,691	—	71,691
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	41	41
Exercise of common stock options	212	2	2,656	—	—	2,658
Tax effect from stock-based compensation	—	—	1,974	—	—	1,974
Stock-based compensation	(6)	—	8,952	—	—	8,952
Repurchases of common stock	(2,358)	(24)	(13,582)	(56,694)	—	(70,300)
Balance at October 3, 2015	50,646	$506	$—	$271,410	$7	$271,923

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$71,691	$49,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,694	29,579
Stock-based compensation	8,952	4,294
Net loss on disposals and impairments of assets	202	115
Excess tax benefits from stock-based compensation	(1,991)	(754)
Deferred income taxes	(5,633)	(4,306)
Gain on non-marketable equity securities	(6,891)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(6,543)	(14,195)
Inventories	(24,120)	(8,552)
Income taxes	13,433	9,883
Prepaid expenses and other assets	4,756	(4,146)
Accounts payable	24,623	27,359
Customer prepayments	(3,351)	13,847
Accrued compensation and benefits	(97)	17,318
Other taxes and withholding	3,569	4,484
Warranty liabilities	3,945	953
Other accruals and liabilities	15,348	10,929
Net cash provided by operating activities	131,587	135,835

Cash flows from investing activities:
Proceeds from marketable debt securities	101,087	38,237
Acquisition of business	(70,018)	—
Purchases of property and equipment	(61,435)	(58,377)
Investments in marketable debt securities	(29,299)	(58,403)
Proceeds from non-marketable equity securities	12,891	—
Proceeds from sales of property and equipment	41	5
Increase in restricted cash	—	(500)
Net cash used in investing activities	(46,733)	(79,038)

Cash flows from financing activities:
Repurchases of common stock	(70,300)	(31,480)
Proceeds from issuance of common stock	2,658	1,631
Net increase (decrease) in short-term borrowings	2,119	(7,499)
Excess tax benefits from stock-based compensation	1,991	754
Debt issuance costs	(639)	—
Net cash used in financing activities	(64,171)	(36,594)

Net increase in cash and cash equivalents	20,683	20,203
Cash and cash equivalents, at beginning of period	51,995	58,223
Cash and cash equivalents, at end of period	$72,678	$78,426

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended October 3, 2015 of Select Comfort Corporation and 100%-owned subsidiaries (Select Comfort or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of October 3, 2015, and January 3, 2015, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods. Our critical accounting policies consist of stock-based compensation, goodwill and indefinite-lived intangible assets, warranty liabilities and revenue recognition.

The condensed consolidated financial statements include the accounts of Select Comfort Corporation and our 100%-owned subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance was originally effective for fiscal years beginning after December 15, 2016 and early adoption was not permitted. In July 2015, the FASB deferred the effective date from fiscal years beginning after December 15, 2016 to fiscal years beginning after December 15, 2017 (including interim reporting periods within those fiscal years). Early adoption is permitted to the original effective date of fiscal years beginning after December 15, 2016 (including interim reporting periods within those fiscal years). Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures, and have not yet selected a transition method.

In 2015, the FASB issued new guidance related to business combinations. The new guidance requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements and related disclosures. We will adopt the new guidance in the first quarter of 2016.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Acquisition of BAM Labs, Inc.

In September 2015, we completed the acquisition of BAM Labs, Inc. (BAM Labs), the leading provider of biometric sensor and sleep monitoring for data-driven health and wellness. The addition of BAM Labs strengthens Sleep Number’s leadership in sleep innovation, adjustability and individualization. The acquisition broadens and deepens electrical, biomedical, software and backend capabilities - API (application program interface) and bio-signal analysis. Our ownership and control of biometric data advances smart, connected products that empower our customers to ‘know better sleep.’

We previously held a $6.0 million minority equity investment in BAM Labs based on the cost method (see Note 4, Investments, for further details). In connection with the acquisition, our equity investment was remeasured to a fair value of $12.9 million. We acquired the remaining capital stock of BAM Labs for $57.1 million for a total enterprise value of $70.0 million. The acquisition of BAM Labs did not have a significant impact on our consolidated results of operations, operating cash flows or financial position.

The following table summarizes the preliminary fair value of the net assets acquired as of October 3, 2015 (in thousands):

Accounts receivable	$104
Inventories	98
Prepaid expenses	98
Property and equipment	91
Deferred income taxes	954
Goodwill	56,201
Intangible assets	13,619
Total assets acquired	71,165
Accounts payable	267
Compensation and benefits	322
Other liabilities	558
Total liabilities acquired	1,147
Net assets acquired	$70,018

Purchased intangible assets of $13.6 million consisted of developed technologies with an estimated useful life of eight years. The definite-lived intangible assets will be deductible for income tax purposes over 15 years on a straight-line basis. The goodwill will not be deductible for income tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to certain working capital accounts, income taxes and goodwill, as final information was not available as of October 3, 2015.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair value (in thousands):

	October 3, 2015
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
Corporate bonds	$—	$12,597	$—	$12,597
Commercial paper	—	9,993	—	9,993
Municipal bonds	—	8,140	—	8,140
U.S. Agency bonds	—	2,513	—	2,513
	—	33,243	—	33,243
Marketable debt securities – non-current
Corporate bonds	—	5,013	—	5,013
U.S. Agency bonds	—	2,498	—	2,498
Municipal bonds	—	1,070	—	1,070
	—	8,581	—	8,581
	$—	$41,824	$—	$41,824

	January 3, 2015
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,506	$—	$—	$17,506
Corporate bonds	—	20,139	—	20,139
U.S. Agency bonds	—	12,525	—	12,525
Commercial paper	—	12,486	—	12,486
Municipal bonds	—	6,953	—	6,953
	17,506	52,103	—	69,609
Marketable debt securities – non-current
U.S. Treasury securities	14,990	—	—	14,990
Corporate bonds	—	15,236	—	15,236
U.S. Agency bonds	—	10,014	—	10,014
Municipal bonds	—	4,201	—	4,201
	14,990	29,451	—	44,441
	$32,496	$81,554	$—	$114,050

At October 3, 2015 and January 3, 2015, we had $1.5 million and $1.0 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets in our condensed consolidated balance sheets. We also had corresponding deferred compensation plan liabilities of $1.5 million and $1.0 million at October 3, 2015 and January 3, 2015, respectively, which are included in other long-term liabilities in our condensed consolidated balance sheets. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Investments

Marketable Debt Securities

Investments in marketable debt securities were comprised of the following (in thousands):

	October 3, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$17,612	$4	$(6)	$17,610
U.S. Agency bonds	4,998	13	—	5,011
Commercial paper	9,993	—	—	9,993
Municipal bonds	9,209	2	(1)	9,210
	$41,812	$19	$(7)	$41,824

	January 3, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$35,409	$2	$(36)	$35,375
U.S. Treasury securities	32,507	12	(23)	32,496
U.S. Agency bonds	22,545	4	(10)	22,539
Commercial paper	12,487	—	(1)	12,486
Municipal bonds	11,157	2	(5)	11,154
	$114,105	$20	$(75)	$114,050

Maturities of marketable debt securities were as follows (in thousands):

	October 3, 2015		January 3, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable debt securities – current (due in less than one year)	$33,231	$33,243	$69,607	$69,609
Marketable debt securities – non-current (due in one to two years)	8,581	8,581	44,498	44,441
	$41,812	$41,824	$114,105	$114,050

During the three months ended October 3, 2015 and September 27, 2014, we received proceeds of $59.2 million and $14.6 million, respectively, from marketable debt securities. During the nine months ended October 3, 2015 and September 27, 2014, we received proceeds of $101.0 million and $38.1 million, respectively, from marketable debt securities.

Other Investments

We previously held a minority equity investment in one of our strategic product-development partners, BAM Labs. In September 2015, we completed the acquisition of the remaining outstanding capital stock of BAM Labs. The carrying value of our equity investment in BAM Labs prior to the acquisition was $6.0 million based on the cost method. In connection with the acquisition, our equity investment was remeasured to a fair value of $12.9 million, resulting in a $3.0 million gain net of: (i) $3.4 million of acquisition related expenses; and (ii) $0.5 million of incremental BAM Labs research and development expenses. The remeasured fair value of our equity investment was based on the fair value of BAM Labs at the acquisition date. The net gain of $3.5 million is included in general and administrative expenses and the incremental BAM Labs expenses of $0.5 million are included in research and development expenses on our condensed consolidated statements of operations for the three and nine months ended October 3, 2015. See Note 2, Acquisition of BAM Labs, Inc., for details regarding this acquisition.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Inventories

Inventories consisted of the following (in thousands):

	October 3, 2015	January 3, 2015
Raw materials	$13,558	$10,220
Work in progress	830	411
Finished goods	63,365	42,904
	$77,753	$53,535

6. Goodwill and Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets

The following is a roll forward of goodwill and indefinite-lived trade name/trademarks (in thousands):

	Nine Months Ended		Nine Months Ended
	October 3, 2015		September 27, 2014
	Goodwill	Indefinite-Lived Trade Name/ Trademarks	Goodwill	Indefinite-Lived Trade Name/ Trademarks

Beginning balance	$8,963	$1,396	$8,963	$1,396
BAM Labs acquisition	56,201	—	—	—
Ending balance	$65,164	$1,396	$8,963	$1,396

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	October 3, 2015		January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies(1)	$18,850	$1,796	$5,231	$1,342
Customer relationships	2,413	934	2,413	675
Trade names/trademarks	101	101	101	101
	$21,364	$2,831	$7,745	$2,118

(1) In September 2015, in connection with the acquisition of BAM Labs, Inc., we acquired $13.6 million of definite-lived intangible assets consisting of developed technologies.

Amortization expense for definite-lived intangible assets was $0.3 million and $0.7 million for the three and nine months ended October 3, 2015, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 27, 2014, respectively. Annual amortization for definite-lived intangible assets is expected to be approximately $2.5 million for each of the next five years.

See Note 2, Acquisition of BAM Labs, Inc., for additional details.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Credit Agreement

In September 2015, we entered into a new revolving credit facility (Credit Agreement) with a syndicate of banks (Lenders). The Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $100 million. The Credit Agreement contains an accordion feature that allows us to increase the amount of the credit facility from $100 million up to $150 million in total availability, subject to Lenders' approval. The Credit Agreement matures in September 2020. The Credit Agreement replaced our $20 million credit facility that was set to expire in August 2016.

The Credit Agreement provides the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the Credit Agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of October 3, 2015, we had no outstanding borrowings or letters of credit and we were in compliance with all financial covenants.

8. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Amount repurchased under Board-approved share repurchase program	$18,530	$10,010	$68,557	$30,032
Amount repurchased in connection with the vesting of employee restricted stock grants	140	—	1,743	1,448
Total amount repurchased	$18,670	$10,010	$70,300	$31,480

As of October 3, 2015, the remaining share repurchase authorization under our Board-approved share repurchase plan was $166 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of share repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

9. Stock-Based Compensation

Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Options	$668	$574	$1,984	$1,503
Restricted shares	2,456	1,685	6,968	2,791
Total stock-based compensation expense(1)	3,124	2,259	8,952	4,294
Income tax benefit	904	768	2,909	1,464
Total stock-based compensation expense, net of tax	$2,220	$1,491	$6,043	$2,830

(1) The nine months ended September 27, 2014 includes a $1.2 million benefit related to a change in estimated forfeitures due to employee turnover during the three months ended March 29, 2014.

10. Employee Benefits

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each calendar quarter, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended October 3, 2015 and September 27, 2014, our contributions, net of forfeitures, were $1.3 million and $0.9 million, respectively. During the nine months ended October 3, 2015 and September 27, 2014, our contributions, net of forfeitures, were $3.3 million and $2.7 million, respectively.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Other Income, Net

Other income, net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Interest income	$122	$106	$428	$306
Interest expense	(44)	(10)	(64)	(30)
Other income, net	$78	$96	$364	$276

12. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$31,854	$23,554	$71,691	$49,027

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	50,945	53,271	51,654	53,677
Dilutive effect of stock-based awards	756	700	870	681
Diluted weighted-average shares outstanding	51,701	53,971	52,524	54,358

Net income per share – basic	$0.63	$0.44	$1.39	$0.91
Net income per share – diluted	$0.62	$0.44	$1.36	$0.90
Anti-dilutive stock-based awards excluded from the calculations of diluted net income per share calculations were immaterial for the periods presented.

13. Commitments and Contingencies

Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	October 3, 2015	September 27, 2014
Balance at beginning of year	$15,262	$9,433
Additions that reduce net sales	67,944	55,047
Deductions from reserves	(63,893)	(50,074)
Balance at end of period	$19,313	$14,406

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	October 3, 2015	September 27, 2014
Balance at beginning of year	$5,824	$4,153
Additions charged to costs and expenses for current-year sales	7,514	6,119
Deductions from reserves	(4,995)	(5,434)
Changes in liability for pre-existing warranties during the current year, including expirations	1,426	268
Balance at end of period	$9,769	$5,106

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

We are the exclusive designer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number® beds. Only the Sleep Number bed offers SleepIQ® technology - proprietary sensor technology that works directly with the bed’s DualAir™ system to track and monitor each individual’s sleep. SleepIQ technology communicates how you slept and what adjustments you can make to optimize your sleep and improve your daily life. Sleep Number also offers a full line of exclusive sleep products, including FlexFit™ adjustable bases and Sleep Number® pillows, sheets and other bedding products.

We are committed to delivering superior shareholder value through three primary EPS drivers: increasing demand, leveraging our business model and deploying our capital efficiently. We are the sleep innovation leader and drive growth through effective brand marketing and a differentiated retail experience.

Our mission is to Improve Lives by Individualizing Sleep Experiences.

Our vision is To Become One of the World's Most Beloved Brands By Delivering An Unparalleled Sleep Experience. We plan to achieve this through our consumer-driven innovation strategy with technology as our differentiator.

Results of Operations

Quarterly and Annual Results

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, the timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, timing of investments in growth initiatives and infrastructure, timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, the timing of new product introductions, the timing of promotional offerings, competitive factors, changes in commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail and bedding industry sales, consumer confidence and general economic conditions. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the period ended October 3, 2015 were as follows:

•
Net sales for the quarter increased 16% to $374 million, compared with $323 million for the same period one year ago. The sales increase was driven by an 11% comparable sales increase in our Company-Controlled channel and 4 percentage points of growth from sales generated by 15 net new stores opened in the past 12 months.

•	Sales per store (for stores open at least one year), on a trailing twelve-month basis, increased 16% to $2.6 million, compared with $2.2 million for the prior-year trailing twelve-month period.

•
Operating income for the quarter increased 28% to $45 million, or 12.1% of net sales, compared with $35 million, or 10.9% of net sales, for the same period one year ago. The increase in operating income was primarily generated by the 16% increase in net sales and the 110 basis point improvement in the gross profit rate.

•	Net income for the quarter increased 35% to $32 million, or $0.62 per diluted share, compared with net income of $24 million, or $0.44 per diluted share, for the same period one year ago.

•	We achieved a return on invested capital (ROIC) of 17.2% during the trailing-twelve month period ended October 3, 2015, well above our 10% cost of capital.

•	Cash provided by operating activities totaled $132 million for the nine months ended October 3, 2015, compared with $136 million for the same period one year ago.

•	At October 3, 2015, cash, cash equivalents and marketable debt securities, less customer prepayments, totaled $89 million and there were no borrowings under our revolving credit facility.

•	During the quarter we increased our inventories and accelerated customer shipments to Q3 from Q4 in preparation for the October 2015 launch of our new enterprise resource planning (ERP) system.

Index

•
In the third quarter of 2015, we repurchased 717,382 shares of our common stock under our Board-approved share repurchase program at a cost of $18.5 million (an average of $25.83 per share). As of October 3, 2015, the remaining authorization under our Board-approved share repurchase program was $166 million.

•
In September 2015, we completed the acquisition of BAM Labs, Inc. (BAM Labs), the leading provider of biometric sensor and sleep monitoring for data-driven health and wellness. In connection with the acquisition, our previously held equity investment was remeasured to a fair value of $12.9 million, resulting in a $3.0 million gain net of: (i) $3.4 million of acquisition related expenses; and (ii) $0.5 million of incremental BAM Labs research and development expenses. See Note 2, Acquisition of BAM Labs, Inc., and Note 4, Investments, of the Notes to Condensed Consolidated Financial Statements for additional details.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	October 3, 2015		September 27, 2014		October 3, 2015		September 27, 2014
Net sales	$373.9	100.0%	$323.4	100.0%	$999.0	100.0%	$834.5	100.0%
Cost of sales	140.3	37.5%	124.8	38.6%	379.0	37.9%	322.2	38.6%
Gross profit	233.6	62.5%	198.6	61.4%	620.0	62.1%	512.4	61.4%

Operating expenses:
Sales and marketing	156.9	42.0%	137.9	42.6%	424.0	42.4%	369.6	44.3%
General and administrative	27.8	7.4%	23.0	7.1%	80.0	8.0%	63.2	7.6%
Research and development	3.5	0.9%	2.4	0.7%	10.3	1.0%	5.7	0.7%
Total operating expenses	188.2	50.3%	163.2	50.5%	514.3	51.5%	438.5	52.5%
Operating income	45.4	12.1%	35.3	10.9%	105.8	10.6%	73.9	8.9%
Other income, net	0.1	0.0%	0.1	0.0%	0.4	0.0%	0.3	0.0%
Income before income taxes	45.5	12.2%	35.4	11.0%	106.1	10.6%	74.1	8.9%
Income tax expense	13.6	3.6%	11.9	3.7%	34.4	3.4%	25.1	3.0%
Net income	$31.9	8.5%	$23.6	7.3%	$71.7	7.2%	$49.0	5.9%

Net income per share:
Basic	$0.63		$0.44		$1.39		$0.91
Diluted	$0.62		$0.44		$1.36		$0.90

Weighted-average number of common shares:
Basic	50.9		53.3		51.7		53.7
Diluted	51.7		54.0		52.5		54.4

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Company-Controlled channel	97.4%	98.0%	97.4%	96.9%
Wholesale/Other channel	2.6%	2.0%	2.6%	3.1%
Total	100.0%	100.0%	100.0%	100.0%

Index

The components of total net sales growth, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Sales change rates:
Retail comparable-store sales(1)	12%	16%	15%	9%
E-Commerce and Direct	3%	18%	11%	5%
Company-Controlled comparable sales change	11%	16%	15%	9%
Net store openings/closings	4%	8%	5%	7%
Total Company-Controlled channel	15%	24%	20%	16%
Wholesale/Other channel	51%	(23%)	2%	(14%)
Total net sales change	16%	23%	20%	14%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Average sales per store ($ in thousands)(1) (3)	$2,559	$2,216
Average sales per square foot(1) (3)	$1,063	$1,007
Stores > $1 million in net sales(1) (3)	100%	98%
Stores > $2 million in net sales(1) (3)	69%	50%
Average revenue per mattress unit – Company-Controlled channel(2)	$3,992	$3,733	$3,991	$3,600

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

The number of retail stores operating was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Beginning of period	467	451	463	440
Opened	11	13	24	46
Closed	(3)	(4)	(12)	(26)
End of period	475	460	475	460

Comparison of Three Months Ended October 3, 2015 with Three Months Ended September 27, 2014

Net sales
Net sales increased 16% to $374 million for the three months ended October 3, 2015, compared with $323 million for the same period one year ago. Demand for our product innovations, effective marketing and our differentiated retail experience all contributed to the strong sales increase. The sales increase was driven by an 11% comparable sales increase in our Company-Controlled channel and 4 percentage points of growth from sales generated by 15 net new stores opened in the past 12 months.

The $51 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $34 million increase in sales from our Company-Controlled comparable retail stores; (ii) a $13 million increase resulting from net store openings; (iii) a $3 million increase in Wholesale/Other channel sales; and (iv) a $1 million increase in E-Commerce and Direct sales. Company-Controlled mattress unit sales increased 7% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 7% to $3,992 driven by sales of product innovations, including our new FlexFit™ adjustable bases.

Index

Gross profit
Gross profit of $234 million increased by $35 million, or 18%, compared with the same period one year ago. The gross profit rate was 62.5% of net sales for the three months ended October 3, 2015, compared with 61.4% for the prior-year period. The 110 basis point increase in the gross profit rate was primarily due to: (i) reductions in promotional discounts; (ii) volume benefits; (iii) favorable product mix changes resulting from advancements in our selling process and product innovations over the last 12 months; and (iv) manufacturing efficiencies. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including raw material price fluctuations, return and exchange costs, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended October 3, 2015 increased to $157 million, or 42.0% of net sales, compared with $138 million, or 42.6% of net sales, for the same period one year ago. The 60 basis point decrease in the sales and marketing expense rate in the current period was mainly due to the leveraging impact of the 16% net sales increase, partially offset by increased media costs, including costs to support the launch of our new SleepIQ Kids™ bed and the expansion into our tenth aggressive growth market.

General and administrative expenses
General and administrative (G&A) expenses increased $5 million to $28 million for the three months ended October 3, 2015, compared with $23 million in the same period one year ago, and increased to 7.4% of net sales, compared with 7.1% of net sales last year. The increase in G&A expenses was due to: (i) $7.0 million of data conversion and training expenses incurred to support the October 2015 launch of our new ERP system; and (ii) a $1.3 million increase in miscellaneous other expenses; partially offset by (iii) a $3.5 million gain (net of acquisition related expenses) related to our previously held minority equity investment in BAM Labs. We completed the acquisition of BAM Labs in September 2015. See Note 2, Acquisition of BAM Labs, Inc., and Note 4, Investments, of the Notes to Condensed Consolidated Financial Statements for additional details. The G&A expense rate increased by 30 basis points in the current period compared with the same period one year ago due to the items discussed above, partially offset by the leveraging impact of the 16% net sales increase.

Research and development expenses
Research and development expenses for the three months ended October 3, 2015 were $3.5 million, or 0.9% of net sales, compared with $2.4 million, or 0.7% of net sales, for the same period one year ago. The $1.2 million increase in R&D expenses was due to increased investments to support product innovations, including $0.5 million of expenses related to BAM Labs operations (post acquisition). The $1.2 million increase is consistent with our long-term consumer innovation strategy.

Income tax expense
Income tax expense was $14 million for the three months ended October 3, 2015, compared with $12 million for the same period one year ago. The effective tax rate for the three months ended October 3, 2015 was 30.0% compared with 33.5% for the prior-year period. The decrease in the effective tax rate primarily resulted from the tax planning benefits associated with the BAM Labs acquisition gain.

Comparison of Nine Months Ended October 3, 2015 with Nine Months Ended September 27, 2014

Net sales
Net sales in 2015 increased 20% to $999 million, compared with $835 million for the same period one year ago. Demand for our product innovations, effective marketing and our differentiated retail experience all contributed to the strong sales increase. The sales increase was driven by a 15% comparable sales increase in our Company-Controlled channel and 5 percentage points of growth from sales generated by 15 net new retail stores opened in the past 12 months.

The $164 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $111 million increase from our Company-Controlled comparable retail stores; (ii) a $47 million increase resulting from net store openings; and (iii) a $6 million increase in E-Commerce and Direct sales. Company-Controlled mattress units increased 9% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 11%.

Gross profit
Gross profit of $620 million increased by $108 million, or 21%, compared with the same period one year ago. The gross profit rate increased to 62.1% of net sales for the first nine months of 2015, compared with 61.4% for the prior-year period. The 70 basis point increase in the gross profit rate was primarily due to: (i) reductions in promotional discounts; (ii) volume benefits; (iii) favorable product mix changes resulting from advancements in our selling process and product innovations over the last 12 months; and (iv) manufacturing efficiencies. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors,

Index

including raw material price fluctuations, return and exchange costs, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses in 2015 increased to $424 million compared with $370 million for the same period one year ago, but decreased to 42.4% of net sales compared with 44.3% of net sales last year. The 190 basis point decrease in the sales and marketing expense rate in the current period was mainly due to the leveraging impact of the 20% net sales increase, which more than offset higher marketing, selling and occupancy costs as we continue to invest in our exclusive distribution strategy.

General and administrative expenses
General and administrative (G&A) expenses increased to $80 million in 2015, compared with $63 million in the prior year and increased to 8.0% of net sales, compared with 7.6% of net sales one year ago. The increase in G&A expenses was comprised of the following: (i) $9.0 million of data conversion and training expenses incurred to support the October 2015 launch of our new ERP system; (ii) a $6.6 million increase in employee compensation, including increased stock-based compensation (the nine months ended September 27, 2014 included a $1.2 million benefit related to a change in estimated forfeitures due to employee turnover during the three months ended March 29, 2014) and incremental compensation costs to enhance our IT infrastructure; (iii) $2.0 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business, including our new digital website which was launched in the second quarter of 2014; and (iv) a $2.7 million increase in miscellaneous other expenses; partially offset by (v) a $3.5 million gain (net of acquisition related expenses) related to our previously held equity investment in BAM Labs. We completed the acquisition of BAM Labs in September 2015. See Note 2, Acquisition of BAM Labs, Inc., and Note 4, Investments, of the Notes to Condensed Consolidated Financial Statements for additional details. The G&A expense rate increased by 40 basis points in the current period compared with the same period one year ago due to the items discussed above, partially offset by the leveraging impact of the 20% net sales increase.

Research and development expenses
Research and development expenses for the nine months ended October 3, 2015 were $10.3 million, or 1.0% of net sales, compared with $5.7 million, or 0.7% of net sales, for the same period one year ago. The $4.6 million increase in R&D expenses was due to increased investments to support product innovations, including $0.5 million of expenses related to BAM Labs operations (post acquisition). The $4.6 million increase is consistent with our long-term consumer innovation strategy.

Income tax expense
Income tax expense was $34 million for the nine months ended October 3, 2015, compared with $25 million for the same period one year ago. The effective tax rate for the nine months ended October 3, 2015 was 32.4% compared with 33.9% for the prior-year period. The decrease in the effective tax rate primarily resulted from the tax planning benefits associated with the BAM Labs acquisition gain.

Liquidity and Capital Resources

As of October 3, 2015, cash, cash equivalents and marketable debt securities totaled $115 million compared with $166 million as of January 3, 2015. The $52 million decrease was primarily due to $132 million of cash provided by operating activities, which was more than offset by $61 million of cash used to purchase property and equipment, $70 million of cash used to repurchase our common stock ($68.6 million under our Board-approved share repurchase program and $1.7 million in connection with the vesting of employee restricted stock grants) and $57 million to acquire the remaining capital stock of BAM Labs. Our $42 million of marketable debt securities held as of October 3, 2015 are all highly liquid and include U.S. government and agency securities, corporate debt securities, municipal bonds and commercial paper.

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	October 3, 2015	September 27, 2014
Total cash provided by (used in):
Operating activities	$131.6	$135.8
Investing activities	(46.7)	(79.0)
Financing activities	(64.2)	(36.6)
Net increase in cash and cash equivalents	$20.7	$20.2

Cash provided by operating activities for the nine months ended October 3, 2015 was $132 million compared with $136 million for the nine months ended September 27, 2014. Significant components of the year-over-year change in cash provided by operating

Index

activities included: (i) a $23 million increase in net income for the nine month ended October 3, 2015 compared with the same period one year ago, including a $3 million net pre-tax gain associated with our acquisition of BAM Labs; (ii) a $17 million fluctuation in accrued compensation and benefits which primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was earned in 2014 and paid in the first quarter of 2015, but was not earned in 2013; and (iii) we increased our inventories and accelerated customer shipments in preparation for the October 2015 launch of our new ERP system. This resulted in higher inventory levels, increased accounts receivable, increased accounts payable and decreased customer prepayments.

Net cash used in investing activities was $47 million for the nine months ended October 3, 2015, compared with $79 million for the same period one year ago. Investing activities for the current-year period included $61 million of property and equipment purchases, compared with $58 million for the same period one year ago. On a net basis, we decreased our investments in marketable debt securities by $72 million during the nine months ended October 3, 2015, compared with a net increase of $20 million during the comparable period one year ago. In September 2015, we completed the acquisition of BAM Labs. We previously held a $6.0 million minority equity investment in BAM Labs based on the cost method. In connection with the acquisition, our equity investment was remeasured to a fair value of $12.9 million and we acquired the remaining capital stock in BAM Labs for $57.1 million for a total enterprise value of $70.0 million. See Note 2, Acquisition of BAM Labs, Inc., and Note 4, Investments, of the Notes to Condensed Consolidated Financial Statements for additional details.

Net cash used in financing activities was $64 million for the nine months ended October 3, 2015, compared with $37 million for the same period one year ago. During the nine months ended October 3, 2015, we repurchased $70.3 million of our stock ($68.6 million under our Board-approved share repurchase program and $1.7 million in connection with the vesting of employee restricted stock grants) compared with $31.5 million ($30.0 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock grants) during the same period one year ago. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

Under the Board-approved share repurchase program, we repurchased 2,301,779 shares at a cost of $69 million (an average of $29.78 per share) during the nine months ended October 3, 2015. During the nine months ended September 27, 2014, we repurchased 1,572,708 shares at a cost of $30 million (an average of $19.10 per share). As of October 3, 2015, the remaining share repurchase authorization under our Board-approved share repurchase plan was $166 million. There is no expiration date governing the period over which we can repurchase shares.

In September 2015, we entered into a new revolving credit facility (Credit Agreement) with a syndicate of banks (Lenders). The Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $100 million. The Credit Agreement contains an accordion feature that allows us to increase the amount of the credit facility from $100 million up to $150 million in total availability, subject to Lenders' approval. The Credit Agreement matures in September 2020. The Credit Agreement replaced our $20 million credit facility that was set to expire in August 2016.

The Credit Agreement provides the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the Credit Agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of October 3, 2015, we had no outstanding borrowings or letters of credit and we were in compliance with all financial covenants.

Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. The $115 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of October 3, 2015 we were in compliance with all financial covenants.

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

	Trailing-Twelve Months Ended
	October 3, 2015	September 27, 2014
Net operating profit after taxes (NOPAT)
Operating income	$133,640	$83,514
Add: Rent expense(1)	63,078	54,983
Add: Interest income	537	398
Less: Depreciation on capitalized operating leases(2)	(15,809)	(13,830)
Less: Income taxes(3)	(58,896)	(42,501)
NOPAT	$122,550	$82,564

Average invested capital
Total equity	$271,923	$249,032
Less: Cash greater than target(4)	—	(47,881)
Add: Long-term debt(5)	—	—
Add: Capitalized operating lease obligations(6)	504,624	439,864
Total invested capital at end of period	$776,547	$641,015
Average invested capital(7)	$710,701	$617,599
Return on invested capital (ROIC)(8)	17.2%	13.4%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 32.5% and 34.0% for 2015 and 2014, respectively.

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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$31,854	$23,554	$90,638	$55,452
Income tax expense	13,623	11,888	43,452	28,418
Interest expense	44	10	87	40
Depreciation and amortization	11,643	10,125	43,100	37,095
Stock-based compensation	3,125	2,259	11,457	5,467
Asset impairments	17	28	619	153
Adjusted EBITDA	$60,306	$47,864	$189,353	$126,625

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net cash provided by operating activities	$131,587	$135,835	$140,220	$133,858
Subtract: Purchases of property and equipment	61,435	58,377	79,652	77,368
Free cash flow	$70,152	$77,458	$60,568	$56,490

Off-Balance-Sheet Arrangements and Contractual Obligations

As of October 3, 2015, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at October 3, 2015.

There has been no material change in our contractual obligations since the end of fiscal 2014. See Note 7, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 for additional information regarding our other contractual obligations.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of October 3, 2015 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of October 3, 2015, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 3, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 5, 2015 through August 1, 2015	286,334	$28.77	285,412	$176,750,000
August 2, 2015 through August 29, 2015	185,729	25.24	185,729	172,062,000
August 30, 2015 through October 3, 2015	251,216	22.87	246,241	166,431,000
Total	723,279	$25.81	717,382	$166,431,000

(1)
Under the current Board-approved $250 million share repurchase program, we repurchased 717,382 shares of our common stock at a cost of $18.5 million (based on trade dates) during the three months ended October 3, 2015.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 5,897 shares of our common stock at a cost of $0.1 million during the three months ended October 3, 2015.

(3)
There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing

10.1	Agreement and Plan of Merger dated September 9, 2015 by and among Select Comfort Corporation, SCC Subsidiary Corp., BAM Labs, Inc. and Shareholder Representative Services LLC	Filed herewith

10.2	Credit and Security Agreement dated September 9, 2015 among Select Comfort Corporation, KeyBank National Association and BMO Harris Bank, N.A.	Filed herewith

10.3	Lease Agreement dated September 17, 2015 between Select Comfort Corporation and Truluck Industries, Inc.	Filed herewith

10.4	Second Amendment to Lease Agreement dated June 15, 2015 between Select Comfort Corporation and CLPF - SLIC 8, L.P.	Filed herewith

10.5	Second Amendment to Retailer Program Agreement dated November 4, 2015 between Select Comfort Corporation and Synchrony Bank(1)	Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended October 3, 2015, filed with the SEC on November 12, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of October 3, 2015 and January 3, 2015; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2015 and September 27, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2015 and September 27, 2014; (iv) Condensed Consolidated Statement of Shareholders' Equity for the nine months ended October 3, 2015; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2015 and September 27, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.
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

SELECT COMFORT CORPORATION
(Registrant)

Dated:	November 12, 2015	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	Agreement and Plan of Merger dated September 9, 2015 by and among Select Comfort Corporation, SCC Subsidiary Corp., BAM Labs, Inc. and Shareholder Representative Services LLC	Filed herewith

10.2	Credit and Security Agreement dated September 9, 2015 among Select Comfort Corporation, KeyBank National Association and BMO Harris Bank, N.A.	Filed herewith

10.3	Lease Agreement dated September 17, 2015 between Select Comfort Corporation and Truluck Industries, Inc.	Filed herewith

10.4	Second Amendment to Lease Agreement dated June 15, 2015 between Select Comfort Corporation and CLPF - SLIC 8, L.P.	Filed herewith

10.5	Second Amendment to Retailer Program Agreement dated November 4, 2015 between Select Comfort Corporation and Synchrony Bank(1)	Filed herewith

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended October 3, 2015, filed with the SEC on November 12, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of October 3, 2015 and January 3, 2015; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2015 and September 27, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2015 and September 27, 2014; (iv) Condensed Consolidated Statement of Shareholders' Equity for the nine months ended October 3, 2015; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2015 and September 27, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

(1) Confidential treatment has been requested by the issuer with respect to designated portions contained within this document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.