Form 10-K
period 2016-01-02
SELECT COMFORT CORP
filed 2016-03-01
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant as of July 4, 2015, was $1,518,243,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).
As of January 30, 2016, there were 48,632,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

As used in this Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Select Comfort” mean Select Comfort Corporation and its subsidiaries and the term “common stock” means our common stock, par value $0.01 per share.

As used in this Form 10-K, the term “bedding” includes mattresses, box springs and foundations.

Sleep Number®, Select Comfort®, SleepIQ®, the Double Arrow logo, AirFit®, Bam LABS®, the “B” logo, Comfortaire®, ComfortFit®, Comfort.Individualized.®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, Individualized Sleep Experiences®, Know Better Sleep®, LuxFit®, Pillow[ology]®, PillowFit®, PlushFit®, Probably the Best Bed in the World®, Sleep Number Inner Circle®, Tech-e®, Smart Bed Technology®, The Only Bed That Knows You®, We Make Beds Smart®, What’s Your Sleep Number?®, SleepIQ Kids™, SleepIQ LABS™, Sleep For The FutureSM, Smart Bed For Smart Kids™, It™, The It Bed™, The Only Bed That Grows With Them™, Tonight Bedtime. Tomorrow The World™, ActiveComfort™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, PartnerSnore™, the SleepIQ LABS logo, The Bed That Moves You™, our bed model names, and our other marks and stylized logos are trademarks and/or service marks of Select Comfort. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. Our fiscal year is based on a 52- or 53-week year. All years presented in this Form 10-K are 52 weeks, except for the 2014 fiscal year ended January 3, 2015, which is a 53-week year.

i

ii

PART I

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in or incorporated by reference into this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to projections of revenues, results of operations, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions, prospects or performance; statements of belief and any statement or assumptions underlying any of the foregoing. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or Webcasts open to the public, in press releases or reports, on our Internet Website or otherwise. We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms.

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

We offer consumers high-quality, innovative and individualized sleep solutions and services, which include a complete line of SLEEP NUMBER® beds and bedding accessories. Our business has three significant competitive advantages: proprietary sleep innovations, ongoing customer relationships and exclusive distribution.

We have a vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number® beds. As the pioneer in biometric sleep monitoring and adjustability, Sleep Number is proving the connection between quality sleep and health and wellbeing. Only the Sleep Number bed offers SleepIQ® technology - proprietary sensor technology that works directly with the bed’s DualAir™ system to track and monitor each individual’s sleep. SleepIQ technology communicates how you slept and what adjustments you can make to optimize your sleep and improve your daily life. Sleep Number also offers a full line of exclusive sleep products, including FlextFit™ adjustable bases, and Sleep Number® pillows, sheets and other bedding products. As a specialty mattress retailer with stores across the nation, we offer consumers a unique, value-added retail experience at one of the more than 488 Sleep Number® stores across the country, online at SleepNumber.com, or via phone at (800) Sleep Number or (800) 753-3768.

We are committed to delivering superior shareholder value through three primary drivers of earnings per share growth: increasing demand, leveraging our business model and deploying our capital efficiently. We are the sleep innovation leader and drive growth through effective brand marketing and a differentiated retail experience.

In fiscal 2015 we generated net sales of $1.2 billion with $75 million of operating income. In 2011, 2012, 2013 and 2014, we generated operating income of $90 million, $120 million, $91 million and $102 million, respectively.

In 1998, Select Comfort became a publicly traded company. We are listed on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” When used herein, the terms “Select Comfort,” “Company,” “we,” “us” and “our” refer to Select Comfort Corporation, including consolidated subsidiaries.

In September 2015, we completed the acquisition of BAM Labs, Inc. (now operating as SleepIQ LABS), the leading provider of biometric sensor and sleep monitoring for data-driven health and wellness. The addition of SleepIQ LABS strengthens Sleep Number’s leadership in sleep innovation, adjustability and individualization. The acquisition broadens and deepens electrical, biomedical, software and backend capabilities - API (application program interface) and bio-signal analysis. Our ownership and control of biometric data advances smart, connected products that empower our customers to ‘know better sleep.’

In the fourth quarter 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically-integrated Enterprise Resource Planning (ERP) system. We experienced technical and operational issues in our plants and supply chain as we ramped up the new system, which led to delivery delays and inconveniences for our customers. The lost sales and higher costs due to increased cancellations, appeasements and returns, negatively impacted our financial results in 2015. Through the filing date of this document, we have made progress resolving technical and operational issues associated with the ERP implementation. While we continue to learn to use the new system proficiently and at higher volumes, the system is operating at near normal levels across our vertical enterprise.

Proprietary Sleep Innovations

Sleep Number® Bed

Unlike the “one-size-fits-all” solution offered by other mattress brands, the Sleep Number bed offers individualized comfort that is adjustable on each side of the bed. Our proprietary DualAir™ technology, which features two independent air chambers, allows couples to adjust firmness to their own individual preference at the touch of a button. Sleepers can each enjoy their ideal firmness, support and pressure-relieving comfort - their Sleep Number® setting - for deep, restful sleep.

The benefits of our proprietary Sleep Number bed have been validated through clinical sleep research, which has shown that participants who slept on a Sleep Number bed generally fell asleep faster, experienced more deep sleep with fewer disturbances and experienced greater relief from back pain than those sleeping on a traditional innerspring mattress.

We offer Sleep Number beds in good, better and best price ranges within the premium mattress category, and in a broad range of sizes, including twin, full, queen, eastern king and California king.

•	The Classic Series offers Sleep Number adjustability starting at $799 for a queen mattress. The series includes the Sleep Number c2 and c4 beds.

•	The Performance Series includes our most popular mattresses with a perfect balance of softness and pressure-relieving support. The series includes the Sleep Number p5 and p6 beds.

•	The Memory Foam Series is breathable and contouring. The series includes the Sleep Number m6 and m7 beds.

•	The Innovation Series is the ultimate in individualized comfort and temperature-balancing innovation. The series includes the Sleep Number i8 and i10 beds.

•
The Sleep Number x12 bed features the integration of multiple technology options including our exclusive FlexFit™ 3 adjustable base, and our breakthrough SleepIQ® technology - Probably the Best Bed in the World®.

•	The SleepIQ Kids™ bed features our core adjustability and SleepIQ technology to the children’s mattress market and is the only bed that adjusts with children as they grow.

In December 2015, J.D. Power announced that Sleep Number ranked highest in customer satisfaction with mattresses. The J.D. Power 2015 Mattress Satisfaction Report measured customer satisfaction with mattress purchases based on seven factors: comfort, price, support, durability, warranty, features and customer service. Sleep Number achieved an overall satisfaction index score of 878, which is 43 points above the industry average of 835. In addition, Sleep Number achieved the highest score in the price, warranty and features study factors.

SleepIQ® Technology

SleepIQ® technology was introduced on our Sleep Number x12 bed in January 2014. This breakthrough advancement in sleep technology is an illustration of Sleep Number’s innovation leadership. The Sleep Number bed is the only bed that lets you track and optimize your sleep with SleepIQ technology. Sensors work directly with Sleep Number’s proprietary Advanced DualAir™ technology to comprehensively track each person's sleep quality and provide a SleepIQ® score and other information each morning to allow the sleeper to make knowledgeable adjustments to their Sleep Number setting or daily routine. It empowers the sleeper to achieve their best possible sleep each night. SleepIQ technology measures your average breathing rate, average heart rate, movement, and presence in bed using a proprietary full-body algorithm to compute quality of sleep. SleepIQ technology is available on all Sleep Number beds and can also be added to Sleep Number beds purchased after 2008.

SleepIQ Kids™ Bed

In January 2015, we introduced the SleepIQ Kids™ bed, which extends Sleep Number’s core adjustability technology and SleepIQ technology to the children’s mattress market. It is the only bed that adjusts with children as they grow, using effortless technology to empower parents and children with a combination of sleep knowledge and adjustability. The SleepIQ Kids bed uses sensors that work directly with Sleep Number DualAir technology (including adjustable air chamber and Firmness Control™ system) to adjust the child’s bed for individualized comfort.

The it™ bed

In January 2016, we introduced our latest innovation, the it™ bed, at the International Consumer Electronics Show (CES). It effortlessly quantifies your sleep, connects to select applications and has predictive modeling that makes suggestions to improve your sleep. The it™ bed is designed for a millennial customer (a market segment currently underrepresented in Sleep Number sales) who believes quality sleep is essential to their health, well-being and overall performance. The it™ bed will be exclusive to Sleep Number and will be available at itbed.com for around $1,000 later in 2016. The it™ bed will feature the latest release of SleepIQ® technology, which will use adaptive algorithms and predictive modeling to recommend adjustments to daily habits and environment. It also features ActiveComfort™ technology - the it™ bed has dual, foam-filled air chambers that respond to individuals’ constantly changing needs and adjusts to an ideal level of comfort, firmness and support. The bed also includes SleepIQ® API (application program interface), which allows the bed to connect to other applications and cloud services.

Sleep Number® Bedding Collection

Our exclusive Sleep Number bedding collection is a proprietary line of sleep products that are designed to meet each individual's needs and therefore solve sleep issues. Create Your Perfect PillowSM and our AirFit® pillow adjust to an individual's size, shape and sleeping position for more comfortable sleep. The pillows are available in our exclusive CoolFit™ foam, memory fiber or goose down. We also offer Create Your Perfect ComforterSM and a wide assortment of temperature-balancing products.

In 2013, we introduced the DualTemp™ layer, a new sleep innovation that addresses one of the most significant sleep issues experienced by customers: sleeping too hot or sleeping too cold. The DualTemp layer features active air technology that allows each person to select his or her ideal temperature at the simple touch of a button. The DualTemp layer can be used with any mattress brand or adjustable base.

FlexFit™ Adjustable Base Technology

We offer a full line of FlexFit adjustable bases that enable customers to raise the head or foot of the bed, and to experience the comfort of massage, using a handheld remote control. Our PartnerSnore™ technology lets a user gently raise their partner’s head to relieve common snoring.

Exclusive Distribution

Unlike traditional mattress manufacturers, which primarily sell through third-party retailers, more than 98% of our net sales are directly to consumers through our Sleep Number® stores or on SleepNumber.com.

Over the past five years, we have strengthened our national real estate footprint through new stores, expansions and relocations. We target high-quality, convenient, visible store locations based on several factors, including each market’s overall sales potential, store geographic location, demographics and proximity to other specialty retail stores. As the exclusive distributor of Sleep Number® products with premium positioning at price points of $1,000 and up, we target one store per 350,000 - 500,000 people. This places our stores within an average radius of 10 miles, or 20-minute drive times, for most of our target customers.

Historically, our retail stores have been located only in shopping malls. In 2010, we began operating in off-mall locations. The off-mall store format complements our existing mall-based stores and provides more flexibility to our real estate strategy to best serve our customer.

Our store design and improved real estate locations support our value-added retail experience, which results in high store productivity and profitability. Our sales-per-square-foot productivity ranks in the top 10 of U.S. specialty retail brands, at nearly $1,000 per foot and we average more than $650,000 in annual net sales per full-time retail employee. We now have almost 20% of our store base delivering more than $3 million in annual net sales. Since 2010, we have increased our average store size by more than 64% to 2,445 square feet.

As of January 2, 2016, we had 488 retail stores in 48 U.S. states, 44% of which were in off-mall locations. We expect to grow our retail store portfolio by 10% during 2016.

Our retail stores accounted for 92% of our net sales in 2015. Average annual net sales per comparable store were $2.4 million in 2015, $2.3 million in 2014 and $2.1 million in 2013. In 2015, 99% of our stores open for a full year generated net sales over $1.0 million and 62% of our stores open for a full year generated net sales over $2.0 million. Our online and call center sales accounted for 6% of our net sales in 2015.

Marketing

We use a variety of marketing and advertising vehicles to drive customer traffic to our brand, to educate and to acquire new customers. Our marketing efforts target a broad customer demographic: 30-54 years old with greater than $75,000 household income for our core line of products. Our customers care about their own and their family's health and well-being, and know that quality sleep is a key factor.

Marketing drives growth in our business by building consumer awareness and consideration of our sleep innovations, and increasing traffic to our stores and website, while building our brand image. We communicate with our existing and potential new customers through a mix of national and local marketing that supports our national store portfolio. We use an integrated approach to the media mix that includes television, digital, social, radio, direct mail, email, newspaper inserts, in-store, out-of-home and public relations. We continue to align our media mix and advertising spend with our target customer, moving into more productive TV, digital and social media. In 2015, media expense represented 14.9% of net sales.

Our website is designed to promote consumer awareness and consideration and engagement for the brand, facilitate product research, generate store traffic and provide customer support and service, as well as execute online purchases. We launched a new web platform in 2014, which features a modern, responsive design with easy mobile navigation. These improvements, along with relevant digital content, help consumers learn about our brand and proprietary products, easily find our stores and shop online. Year-over-year unique visitors to sleepnumber.com increased 51 percent.

In 2014, we launched our Know Better Sleep® campaign, which features the consumer benefits of our latest sleep innovations. In 2015, we evolved our marketing and advertising, which has increased brand consideration and traffic from a broader base. Our new customer growth reflects younger, more affluent customers in addition to our historical core customer base. We introduced a new suite of TV commercials and we are benefiting from the efficiency of national, broad reach television advertising that supports our national store footprint. This efficiency helps fund local advertising for our aggressive growth and other high-potential markets.

Operations

Manufacturing and Distribution

We have two manufacturing plants located in Irmo, South Carolina and Salt Lake City, Utah, which distribute Sleep Number® products. The manufacturing operations in South Carolina and Utah consist of quilting and sewing of the fabric covers for our beds, and final assembly and packaging of mattresses and bases. In addition, our electrical Firmness Control™ systems are assembled in our Utah plant.

We have one manufacturing plant in Greenville, South Carolina that distributes Comfortaire® products. The manufacturing operations consist of final assembly and packaging of mattresses and bases.

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

Historically, we manufactured beds primarily on a just-in-time basis to fulfill orders rather than stocking inventory, which enabled us to maintain lower levels of finished goods inventory and operate with limited regional warehousing. Over the past 18 months, we have migrated our fulfillment process to a hybrid "make-to-stock" model, wherein our best selling products are forward stocked in distribution centers closer to customers. Together with our new ERP system, this hybrid model will enable us to improve our customer experience with shorter delivery times. Products are generally received by the customer within five to 14 days from the date of order.

Home Delivery Service

We offer Comfort ServiceSM home delivery and setup, which includes assembly and mattress removal. In selected markets, we provide home delivery, assembly and mattress removal services through third-party providers. Approximately 83% of beds sold through our Company-Controlled channel in 2015 were delivered by our full-service home delivery team or by our third-party service providers.

Customer Service

We maintain an in-house customer service department staffed by teams of specialists that provide service and support via phone, email, “live chat” and social media. Our customer service team is central to an ongoing relationship with our customers.  Direct access to our customers is a unique advantage that also provides insights and identifies emerging trends as we strive to continuously improve our product and service quality and advance our product innovation.

Research and Development

As a consumer-driven innovation company, Sleep Number conducts extensive research to understand consumer needs. This research informs the design and delivery of our sleep innovations and our customer experience. We have a robust product development organization that fuels our innovations, and in 2015 we acquired BAM Labs, Inc. (now operating as SleepIQ LABS), a leading provider of biometric sensor and sleep monitoring for data-driven health and wellness. This is significant as consumers are rapidly adopting new digital tools and using their personal data to improve health and wellness. Technology that improves the quality of sleep and overall wellness will continue to be a top priority for Sleep Number. Our research and development expenses were $16.0 million in 2015, $8.2 million in 2014 and $9.5 million in 2013.

Management Information Systems

We use information technology systems to operate, analyze and manage our business, to reduce operating costs and to enhance our customers' experience. Our major systems include an in-store order entry system, a retail portal system, a payment processing system, in-bound and out-bound telecommunications systems for direct marketing, delivery scheduling and customer service, E-Commerce systems, a data warehouse system and an enterprise resource planning system. These systems are primarily comprised of packaged applications licensed from various software vendors plus a limited number of internally developed programs. We have recently completed a multi-year project to upgrade our core information technology systems, which we launched in October 2015. Please refer to the information set forth under the caption “Risk Factors” below for a discussion of certain risks that may be encountered in connection with the upgrade of our information technology systems.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, mattress construction, foundation systems, sensing systems, as well as other technology. We have 31 issued U.S. patents, expiring at various dates between July 2017 and March 2034, and 39 U.S. patent applications pending. We also hold 27 foreign patents and have 57 foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products.

We have a number of trademarks and service marks registered with the U.S. Patent and Trademark Office, including Sleep Number®, Select Comfort®, SleepIQ®, the Double Arrow logo, AirFit®, Bam LABS®, the “B” logo, Comfortaire®, ComfortFit®, Comfort.Individualized.®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, Individualized Sleep Experiences®, Know Better Sleep®, LuxFit®, Pillow[ology]®, PillowFit®, PlushFit®, Probably the Best Bed in the World®, Sleep Number Inner Circle®, Tech-e®, Smart Bed Technology®, The Only Bed That Knows You®, We Make Beds Smart®, and What’s Your Sleep Number?®. We have several trademarks that are the subject of pending applications, including SleepIQ Kids™, SleepIQ LABS™, Sleep for the FutureSM, Smart Bed For Smart Kids™, It™, The It Bed™, The Only Bed That Grows With Them™, and Tonight Bedtime. Tomorrow The World™.  Each registered mark is renewable indefinitely as long as the mark remains in use. We also have a number of common law trademarks, including ActiveComfort™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, PartnerSnore™, the SleepIQ LABS logo, The Bed That Moves You™ and our bed model names. We are not aware of any material claims of infringement that may be asserted against us or any material challenges that may be asserted against our right to use these marks.

Industry and Competition

The U.S. bedding industry is a mature and generally stable industry. According to the International Sleep Products Association (ISPA), since 1984 the bedding manufacturing industry has consistently demonstrated growth on a dollar basis, with a 0.3% decline in 2001, 9.1% decline in 2008 and 9.4% decline in 2009 being the only exceptions. According to ISPA, industry wholesale shipments of mattresses and foundations were estimated to be $8.0 billion in 2015 compared to $7.5 billion in 2014. We estimate that traditional innerspring mattresses represent approximately 70% of total U.S. bedding sales (based on 2014 sales). Furniture/Today, a furniture industry trade publication, has ranked Select Comfort as the fifth largest mattress manufacturer and third largest U.S. bedding retailer for 2014, with a 5.2% market share of industry revenue and 1.6% market share of industry units.

Over the 5-year, 10-year and 20-year periods ended 2015, the value of U.S. wholesale bedding shipments increased at compound annual growth rates of 6.3%, 2.1% and 4.7%, respectively. We believe that industry unit growth has been primarily driven by population growth, an increase in the number of homes (including secondary residences) and the increased size of homes. We believe growth in average wholesale prices resulted from a shift to both larger and higher-quality beds, which are typically more expensive.

Several newer competitors in the mattress industry have begun to offer “bed-in-a-box” or similar entry-level and higher-end products directly to consumers through the Internet and other distribution channels.

The bedding industry is very competitive. Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among the largest manufacturers of innerspring bedding with nationally recognized brand names, including Tempur Sealy, Stearns & Foster, Serta and Simmons. Numerous other manufacturers, primarily operating on a regional or niche basis, serve the balance of the innerspring bedding market. Tempur Sealy and a number of other mattress manufacturers offer foam mattress products. The retail bedding industry is also highly competitive. Our Company-Controlled distribution channel, which includes our retail stores, competes against regional and local specialty bedding retailers, home furnishing stores, mass merchants and national discount stores. We compete principally on the differentiation and quality of our products.

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

We are subject to federal regulations adopted in 2010 that restrict the types of credit-based promotional offerings that retailers are allowed to make available to consumers.

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

We are not aware of any national or local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net income or competitive position, or will result in material capital expenditures. During fiscal 2015, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

Customers

No single customer accounts for 10% or more of our net sales.

Seasonality

Our business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales in the second quarter and increased sales during selected holiday or promotional periods.

Working Capital

Selling directly to our customers, with a primarily hybrid "make-to-stock" production process in our plants, and with retail stores that serve mainly as showrooms, allows us to maintain low inventory levels and operate with minimal working capital requirements. We have historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. As of March 1, 2016, we had $150 million available under our $150 million credit facility (amended in February 2016) which contains an accordion feature that allows us to increase the amount of the line up to $200 million in total availability, subject to lender approval.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by Synchrony Bank. Approximately 46% of our net sales in 2015 were financed by Synchrony Bank. Our current agreement with Synchrony Bank expires December 31, 2020, subject to earlier termination upon certain events and subject to automatic extensions. We pay Synchrony Bank a fee for extended credit promotional financing offers. Under the terms of our agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures. As the receivables are owned by Synchrony Bank, at no time are the receivables purchased or acquired from us. We are not liable to Synchrony Bank for our customers' credit defaults. In connection with all purchases financed under these arrangements, Synchrony Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Customers that do not qualify for credit under our agreement with Synchrony Bank may apply for credit under a secondary program that we offer through another provider.

Employees

At January 2, 2016, we employed 3,484 persons, including 1,824 retail sales and support employees, 260 direct marketing and customer service employees, 974 manufacturing and logistics employees, and 426 management and administrative employees. Approximately 107 of our employees were employed on a part-time or temporary basis at January 2, 2016. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis (plus commissions for sales professionals). None of our employees is represented by a labor union or covered by a collective bargaining agreement. In recent periods we have focused on improving our employee engagement levels, which we believe is important to driving both organizational productivity and customer satisfaction.

Executive Officers of the Registrant

SHELLY R. IBACH, 56
President and Chief Executive Officer (Joined the Company in April 2007 and was promoted to President and CEO in June 2012)
Shelly R. Ibach, SLEEP NUMBER® setting 40, is President and Chief Executive Officer (CEO) for Select Comfort (NASDAQ: SCSS). From June 2011 to June 2012, Ms. Ibach served as the company’s Executive Vice President and Chief Operating Officer and from October 2008 to June 2011, she served as Executive Vice President, Sales & Merchandising. Ms. Ibach joined the company in April 2007 as Senior Vice President of U.S. sales for company-owned channels. Before joining the company, Ms. Ibach was Senior Vice President and General Merchandise Manager for Macy’s home division. From 1982 to 2005, Ms. Ibach held various leadership and executive positions within Marshall Field’s Department Stores - Target Corporation.

MELISSA BARRA, 44
Senior Vice President, Chief Strategy and Customer Relationship Officer (Joined the Company in 2013 and was promoted to current role in January 2015)
Melissa Barra, SLEEP NUMBER® setting 30, serves as the Senior Vice President, Chief Strategy and Customer Relationship Officer. Ms. Barra was Vice President, Consumer Insights and Strategy from February 2013 to January 2015. Prior to joining Select Comfort in February 2013, Ms. Barra was Vice President, Process Reengineering Officer for Best Buy Co., Inc. from 2011 to 2012. In a dual role, she also served as Vice President, Finance, New Business Customer Solutions Group from 2010 to 2012. From 2005 to 2010, she held leadership positions in Strategic Alliances and Corporate Development for Best Buy. Prior to Best Buy, Ms. Barra held corporate finance and strategy leadership roles in companies in the US and internationally, including Grupo Futuro S.A., Citibank, and GE Capital.

ANNIE L. BLOOMQUIST, 46
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

KEVIN K. BROWN, 47
Senior Vice President and Chief Marketing Officer (Joined the Company in 2013)
Kevin K. Brown, SLEEP NUMBER® setting 40, serves as the Senior Vice President and Chief Marketing Officer for Select Comfort. Prior to joining Select Comfort in January 2014, Mr. Brown served as Group Vice President, Chief Marketing Officer for Meijer, Inc., a regional chain of retail supercenters, from 2011 to 2013. From 2007 to 2011, Mr. Brown held executive marketing leadership roles at Sears Holdings Corporation, including Vice President, Chief Marketing Officer for the home appliances business unit. Previously, Mr. Brown held the position of Senior Vice President, Marketing for Jo-Ann Stores, Inc., from 2004 to 2006. Prior to Jo-Ann Stores, he was an associate partner for Accenture.

DAVID R. CALLEN, 49
Senior Vice President and Chief Financial Officer (Joined the Company in 2014)
David R. Callen, SLEEP NUMBER® setting 40, serves as the Senior Vice President and Chief Financial Officer for Select Comfort. Prior to joining Select Comfort in April 2014, Mr. Callen served as the Principal Financial Officer, Vice President, Finance and Treasurer for Ethan Allen Interiors, Inc., from 2007 to 2014. Previously, Mr. Callen served as Vice President of Global Finance of Phototronics, Inc., and was Corporate Controller of Johnson Outdoors, Inc.

ANDY P. CARLIN, 52
Senior Vice President and Chief Sales Officer (Joined the Company in 2008 and was promoted to current role in June 2012)
Andy P. Carlin, SLEEP NUMBER® setting 55, serves as the Senior Vice President and Chief Sales Officer for Select Comfort and leads all sales channels and real estate. From May 2011 to June 2012 Mr. Carlin was the Vice President and Chief Sales Officer, and from January 2009 to May 2011 he was the Vice President of U.S. Retail Sales. Mr. Carlin joined Select Comfort in January 2008 as Regional Vice President, East Region. Prior to joining Select Comfort, Mr. Carlin spent more than 20 years in sales leadership roles for companies including Senior Vice President of Store Operations at Gander Mountain from 2003 to 2008, Kohl’s Department Stores from 1995 to 2003 and Target Corporation from 1986 to 1995.

PATRICIA A. DIRKS, 59
Senior Vice President and Chief Human Capital Officer (Joined the Company in 2014)
Patricia A. Dirks (Tricia), SLEEP NUMBER® setting 35, serves as the Senior Vice President and Chief Human Capital Officer for Select Comfort and leads all human capital functions. Prior to joining Select Comfort in April 2014, Ms. Dirks served as Senior Vice President of Organizational Effectiveness for Target Corporation. From 2004 to 2011, Ms. Dirks was Vice President Human Resources for Target Corporation. Prior to 2004, Ms. Dirks held various human resources leadership positions at Marshall Field’s Department Stores for Target Corporation, including Senior Vice President of Human Resources.

MARK A. KIMBALL, 57
Senior Vice President and Chief Legal and Risk Officer and Secretary (Joined the Company in 1999)
Mark A. Kimball, SLEEP NUMBER® setting 55, currently serves as Select Comfort’s Senior Vice President and Chief Legal and Risk Officer and Secretary. From August 2003 to June 2011, Mr. Kimball held the position of Senior Vice President, General Counsel, Chief Administrative Officer and Secretary. From July 2000 to August 2003, Mr. Kimball served as Senior Vice President, Human Resources and Legal, General Counsel, Chief Administrative Officer and Secretary. From May 1999 to July 2000, Mr. Kimball served as the company’s Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining Select Comfort, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

KATHRYN V. ROEDEL, 55
Executive Vice President and Chief Services and Fulfillment Officer (Joined the Company in 2005 and was promoted to current role in October 2008)
Kathryn V. Roedel, SLEEP NUMBER® setting 35, currently serves as Select Comfort’s Executive Vice President and Chief Services and Fulfillment Officer. From October 2008 to June 2011, Ms. Roedel served as Select Comfort’s Executive Vice President, Product and Service. Ms. Roedel joined Select Comfort as the company’s Senior Vice President, Global Supply Chain in April 2005. From 2003 to March 2005, Ms. Roedel served as the General Manager, Global Supply Chain Strategy for GE Medical Systems. From 1983 to 2003, she held leadership positions within two divisions of General Electric Company, in Sourcing, Manufacturing, Quality and Service. Other key positions included General Manager, Global Quality and Six Sigma; Vice President of Technical Operations and Director/Vice President of Quality Programs for GE Clinical Services, a division of GE Medical Systems.

J. HUNTER SAKLAD, 46
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

Our corporate Internet website is www.SleepNumber.com. Through a link to a third-party content provider, our corporate website provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. These documents are posted on our website at www.SleepNumber.com — select the "About" link and then the “Investor Relations” link. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

We also make available, free of charge on our website, the charters of the Audit Committee, Management Development and Compensation Committee, and Corporate Governance and Nominating Committee as well as our Code of Business Conduct (including any amendment to, or waiver from, a provision of our Code of Business Conduct) adopted by our Board. These documents are posted on our website — select the "About Us" link, the “Investor Relations” link and then the “Corporate Governance” link.

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

Our success depends significantly upon discretionary consumer spending, which is influenced by a number of general economic factors, including without limitation economic growth, consumer confidence, the housing market, employment and income levels, interest rates, inflation, taxation and the level of customer traffic in malls and shopping centers. Adverse trends in any of these economic factors may adversely affect our sales, profitability, cash flows and financial condition. Continued adverse impacts from the ERP implementation may adversely affect our sales, profitability, cash flows and financial condition.

Our future growth and profitability depends upon the effectiveness and efficiency of our marketing programs.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. We continue to evolve our marketing strategies, adjusting our messages, the amount we spend on advertising and where we spend it. We may not always be successful in developing effective messages, as the consumer and competition changes, and in achieving efficiency in our advertising expenditures.

Consumers are increasingly using digital tools as a part of their shopping experience. As a result, our future growth and profitability will depend in part on (i) the effectiveness and efficiency of our on-line experience including advertising and search optimization programs in generating consumer awareness and sales of our products, (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites, (iii) our ability to prevent Internet publication of false or misleading information regarding our products or our competitors’ products; (iv) the nature and tone of consumer sentiment published on various social media sites; and (v) the stability of our website.

If our marketing messages are ineffective or our advertising expenditures and other marketing programs, including digital programs, are inefficient in creating awareness and consideration of our products and brand name, in driving consumer traffic to our website or stores, our sales, profitability, cash flows and financial condition may be adversely impacted. In addition, if we are not effective in preventing the publication of confusing, false or misleading information regarding our brand or our products, or if there was significant negative consumer sentiment on social media regarding our brand or our products, our sales, profitability, cash flows and financial condition may be adversely impacted.

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

Our Company-Controlled distribution strategy results in relatively few points of distribution, including approximately 490 retail stores across the continental United States as of the end of 2015. Several of the mattress manufacturers and retailers with which we compete have significantly more points of distribution than we do, which makes us highly dependent on our ability to drive consumers to our points of distribution in order to gain market share.

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

Our products represent a significant departure from traditional innerspring mattresses and from viscoelastic foam mattresses, which have little or no technology and do not rely on electronics and air control systems. As a result, our beds may be susceptible to failures that do not exist with traditional or viscoelastic foam mattresses. Failure to achieve and maintain acceptable quality standards could impact consumer acceptance of our products or could result in negative media and Internet reports or owner dissatisfaction that could negatively impact our brand image and sales levels.

In addition, a decline in product quality could result in an increase in return rates and a corresponding decrease in sales, or an increase in product warranty claims in excess of our warranty reserves. An unexpected increase in return rates or warranty claims could harm our sales, profitability, cash flows and financial condition.

As a consumer innovation company with differentiated products, we face an inherent risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in personal injury or property damage. In the event that any of our products proves to be defective, we may be required to recall or redesign such products. We have at times experienced increased returns and adverse impacts on sales, as well as product liability litigation, as a result of media reports related to the alleged propensity of our products to develop mold. We may experience additional adverse impacts on sales and additional litigation in the event any similar media reports were to occur in the future. We maintain insurance against some forms of product liability claims, but such coverage may not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our sales, profitability, cash flows and financial condition.

Our future growth and profitability depends in part on our ability to continue to improve and expand our product line.

As described in greater detail below, the mattress industry, as well as the market for sleep monitoring products, are both highly competitive, and our ability to compete effectively and to profitably grow our market share depends in part on our ability to continue to improve and expand our product line of adjustable firmness air beds, SleepIQ® technology and related accessory products. We incur significant research and development and other expenditures in the pursuit of improvements and additions to our product line. If these efforts do not result in meaningful product improvements or new product introductions, or if we are not able to gain widespread consumer acceptance of product improvements or new product introductions, our sales, profitability, cash flows and financial condition may be adversely affected. In addition, if any significant product improvements or new product introductions are not successful, our reputation and brand image may be adversely affected.

Significant competition could adversely affect our business.

Because of the vertical integration of our business model, our products and distribution channels face significant competition from both manufacturers of different types of mattresses and a variety of retailers. Our SleepIQ® technology also faces significant competition from various manufacturers and retailers of sleep tracking and monitoring products.

The mattress industry is characterized by a high degree of concentration among the largest manufacturers of innerspring mattresses and viscoelastic foam mattresses and one dominant national mattress retailer. Several newer competitors in the mattress industry have begun to offer “bed-in-a-box” or similar entry-level products directly to consumers through the Internet and other distribution channels.

Our national, exclusive distribution competes with other retailers who generally provide a wider selection of mattress alternatives than we offer. A number of these retailers also have more points of distribution and greater brand name recognition than we do.

A variety of sleep tracking and monitoring products that compete with our SleepIQ® technology have been introduced by various manufacturers and retailers, both within and outside of the traditional mattress industry.

Some of the manufacturers and retailers that we compete with have substantially greater financial, marketing and manufacturing resources and better brand name recognition than we do and sell products through broader and more established distribution channels.

These manufacturing and retailing competitors, or new entrants into the market, may compete aggressively and gain market share with existing or new products, and may pursue or expand their presence in the adjustable firmness air bed segment of the market as well as in the market for sleep tracking and monitoring products. We have limited ability to anticipate the timing and scale of new product introductions, advertising campaigns or new pricing strategies by our competitors, which could inhibit our ability to retain or increase market share, or to maintain our product margins.

If we are unable to effectively compete with other manufacturers and retailers of mattress and sleep tracking and monitoring products, our sales, profitability, cash flows and financial condition may be adversely impacted.

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

We may be subject to claims that our products, processes or trademarks infringe the intellectual property rights of others. The defense of these claims, even if we are ultimately successful, may result in costly litigation, and if we are not successful in our defense, we could be subject to injunctions, liability for damages or royalty obligations and our sales, profitability, cash flows and financial condition could be adversely affected.

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

A significant percentage of our products are assembled after we receive orders from customers utilizing “just-in-time” manufacturing processes with minimal levels of raw materials, work-in-process inventories and finished goods inventories. Lead times for ordered components may vary significantly. In addition, some components used to manufacture our products are provided on a sole source basis. Any unexpected shortage of materials caused by any disruption of supply or an unexpected increase in the demand for our products, could lead to delays in shipping our beds to customers. Any such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

We rely upon several key suppliers that are, in some instances, the only source of supply currently used by us for particular materials, components or services. A disruption in the supply or substantial increase in cost of any of these products or services could harm our sales, profitability, cash flows and financial condition.

We currently obtain all of the materials and components used to produce our beds from outside sources including some who are located outside the U.S. In several cases, including our proprietary air chambers, our proprietary blow-molded foundations, our adjustable foundations, various components for our Firmness Control Systems, as well as fabrics and zippers, we have chosen to obtain these materials and components from suppliers who serve as the only source of supply, or who supply the vast majority of our needs of the particular material or component. While we believe that these materials and components, or suitable replacements, could be obtained from other sources, in the event of a disruption or loss of supply of relevant materials or components for any reason, we may not be able to find alternative sources of supply, or if found, may not be found on comparable terms. If our relationship with the primary supplier of our air chambers, the supplier of our blow-molded foundations or the supplier of our adjustable foundations is terminated, we could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components.

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

We have two main manufacturing plants, which are located in Irmo, South Carolina and Salt Lake City, Utah. A significant percentage of our products are assembled to fulfill orders rather than stocking finished goods inventory in our plants or stores. Therefore, the disruption of operations of either of our two main manufacturing facilities for a significant period of time may increase our costs of doing business and lead to delays in shipping our beds to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

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

The implementation of a new ERP system in the fourth quarter of 2015 caused disruption to our customer delivery and service capabilities and may result in ongoing adverse impacts to our business and damage to our brand reputation.

In the fourth quarter of 2015, we implemented a new enterprise resource planning, or “ERP,” system to replace our legacy management information systems. The implementation of this new ERP system caused disruption to our customer delivery and service capabilities throughout much of the fourth quarter of 2015 and early in 2016. This disruption led to significant lost sales, inefficiencies in our business operations, negative customer sentiment in social media and potential damage to our brand reputation. These adverse impacts have continued to some degree in 2016 as we continue to implement operational improvements under the new ERP system.

Any improvements or upgrades to our management information systems that may be required to meet the evolving needs of our business as well as existing and emerging regulatory requirements may be costly to implement and may take longer or require greater resources than anticipated, and may result in disruptions to our systems or business.

We depend on our management information systems for many aspects of our business. As noted above, in the fourth quarter of 2015 we implemented a new ERP system and continue to implement operational improvements under this new system. If our new systems are disrupted in any material way, or improvements or upgrades are required to meet the evolving needs of our business and existing and emerging regulatory requirements, we may be required to incur significant capital expenditures in the pursuit of improvements or upgrades to our management information systems. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause short-term disruptions to our existing systems and our business. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could adversely impact our sales, profitability, cash flows and financial condition.

Our information systems may be subject to attacks by hackers or other cyber threats that could compromise the security of our systems, which could substantially disrupt our business and could result in the breach of consumers' or employees' private data.

Our information systems contain personal information related to our customers and employees in the ordinary course of our business, such as credit card and demographic information of our customers and social security numbers and demographic information of our employees. While we maintain security measures to protect this information, a breach of these security measures, such as through third-party action, employee error, malfeasance or otherwise, could compromise the security of our customers’ and employees’ personal information. As the techniques used to breach such security measures change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any failure of our systems and processes to adequately protect customer or employee personal information from theft or loss could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Retail Locations

We currently lease all of our existing retail store locations and expect that our policy of leasing stores, rather than owning stores, will continue. We lease our retail stores under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and certain building operating expenses. Our retail store leases generally provide for an initial lease term of five to ten years. In addition, our mall-based retail store leases may require payment of contingent rent based on net sales in excess of certain thresholds. Certain retail store leases may contain options to extend the term of the original lease.

The following table summarizes the geographic location of our 488 retail stores as of January 2, 2016:

	Retail Stores		Retail Stores		Retail Stores
Alabama	7	Maryland	11	Oklahoma	4
Arizona	8	Massachusetts	9	Oregon	6
Arkansas	4	Michigan	13	Pennsylvania	18
California	59	Minnesota	13	Rhode Island	1
Colorado	11	Mississippi	5	South Carolina	7
Connecticut	5	Missouri	14	South Dakota	2
Delaware	2	Montana	2	Tennessee	10
Florida	30	Nebraska	3	Texas	45
Georgia	17	Nevada	5	Utah	4
Idaho	2	New Hampshire	4	Vermont	1
Illinois	18	New Jersey	15	Virginia	17
Indiana	11	New Mexico	3	Washington	11
Iowa	8	New York	14	West Virginia	1
Kansas	6	North Carolina	13	Wisconsin	11
Kentucky	7	North Dakota	3	Wyoming	1
Louisiana	7	Ohio	18
Maine	2			Total	488

Manufacturing, Distribution and Headquarters

We lease our 159,000-square-foot corporate headquarters in the Minneapolis, Minnesota area. The lease commenced in November 2007 and runs through 2017, with two five-year renewal options.

We also lease approximately 122,000 square feet in the Minneapolis, Minnesota area that includes our research and development department, customer service department and a distribution center that accepts returns, fulfills accessory orders and processes warranty claims. This lease expires in 2017 and contains one five-year renewal option.

We lease two manufacturing and distribution centers in Irmo, South Carolina and Salt Lake City, Utah of approximately 105,000 square feet and approximately 101,000 square feet, respectively. The Irmo facility lease runs through February 2026, with two five-year options. The landlord is constructing another building for us at the Irmo facility and once completed it will add 45,000 square feet for a total square footage of approximately 150,000 square feet. The Salt Lake City facility lease runs through July 2020, with two five-year renewal options.

We also lease a storage facility in Salt Lake City of approximately 57,000 square feet through April 2020.

We lease three buildings used for manufacturing purposes for our Comfortaire business in Greenville, South Carolina of approximately 65,000 total square feet. The current lease term for these three buildings runs through May 2016.

We lease two sites for SleepIQ LABS. One lease is for space in Emeryville, California, of approximately 2,772 square feet which runs through June 2016. The other lease is for space in San Jose, California, of approximately 13,050 square feet which runs through August 2018 and contains one three-year renewal option.

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

On December 4, 2015, Saeid Azimpour, a consumer, filed a purported class-action lawsuit in U.S. District Court in Minnesota alleging he was fraudulently induced to purchase a down alternative pillow at a Sleep Number store based on signage that indicated that the pillow was 50% off. Plaintiff alleges that the price he paid for the pillow was not truly 50% off the price at which Sleep Number previously sold the pillow. Plaintiff asserts 10 causes of action including consumer fraud, unlawful trade practices, deceptive trade practices under Minnesota law, violation of the Minnesota false advertising law, unjust enrichment, violation of the California unfair competition law, violation of the California false advertising law and violation of the California remedies act. Plaintiff seeks to represent all individuals who “purchased one or more items from the Company advertised or priced at a discount from the original retail price at any time between December 1, 2011 and present.” Plaintiff seeks injunctive relief, damages, disgorgement and attorneys’ fees. We believe the claims asserted in this lawsuit are without merit and we intend to vigorously defend this case.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” As of January 30, 2016, there were approximately 292 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices per share of our common stock, at closing, as reported by NASDAQ for the two most recent fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015
High	$34.62	$34.50	$30.79	$25.50
Low	26.43	29.11	21.34	20.63

Fiscal 2014
High	$21.65	$20.32	$22.54	$27.35
Low	15.67	17.12	18.98	20.09

We are not restricted from paying cash dividends under our credit agreement other than customary legal and contractual restrictions. However, we have not historically paid, and have no current plans to pay, cash dividends on our common stock.

Information concerning share repurchases completed during the fourth quarter of fiscal 2015 is set forth below:

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 4, 2015 through October 31, 2015	213,310	$22.76	212,817	$161,589,000
November 1, 2015 through November 28, 2015	595,525	23.62	595,525	147,521,000
November 29, 2015 through January 2, 2016	474,843	23.12	474,843	136,542,000
Total	1,283,678	$23.29	1,283,185	$136,542,000

(1)
Under the current Board-approved $250 million share repurchase program, we repurchased 1,283,185 shares of our common stock at a cost of $30 million (based on trade dates) during the three months ended January 2, 2016.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 493 shares of our common stock at a cost of $11 thousand during the three months ended January 2, 2016.

(3)
There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (“S&P”) 400 Specialty Stores Index and The NASDAQ Stock Market (U.S.) Index assuming a $100 investment made on January 1, 2011. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SELECT COMFORT CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX

	1/1/2011	12/31/2011	12/29/2012	12/28/2013	1/3/2015	1/2/2016
Select Comfort Corporation	$100	$238	$268	$232	$294	$235
S&P 400 Specialty Stores Index	100	114	140	211	263	195
The NASDAQ Stock Market (U.S.) Index	100	99	114	162	187	200

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

	Year
	2015	2014(1)	2013	2012	2011
Consolidated Statements of Operations Data:
Net sales	$1,213,699	$1,156,757	$960,171	$934,978	$743,203
Gross profit	740,751	706,850	601,755	596,546	470,345
Operating expenses:
Sales and marketing	550,475	512,007	439,156	398,205	317,502
General and administrative	99,209	84,864	62,967	66,765	58,215
Research and development	15,971	8,233	9,478	6,194	4,175
Other(2)	—	—	(534)	5,595	—
Operating income	75,096	101,746	90,688	119,787	90,453
Net income	$50,519	$67,974	$60,081	$78,094	$60,478
Net income per share:
Basic	$0.99	$1.27	$1.10	$1.41	$1.10
Diluted	$0.97	$1.25	$1.08	$1.37	$1.07
Shares used in calculation of net income per share:
Basic	51,252	53,452	54,866	55,516	55,081
Diluted	52,101	54,193	55,803	57,076	56,432

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities	$36,114	$166,045	$145,014	$177,821	$146,317
Total assets	513,396	474,187	381,765	342,021	262,657
Total shareholders’ equity	222,339	256,907	225,220	193,697	129,391

Selected Operating Data:
Stores open at period-end	488	463	440	410	381
Stores opened during period	38	57	71	57	19
Stores closed during period	13	34	41	28	24
Average revenue per store (000’s)(3)	$2,377	$2,327	$2,093	$2,164	$1,721
Percentage of stores with more than $1.0 million in net sales(3)	99%	98%	96%	98%	93%
Percentage of stores with more than $2.0 million in net sales(3)	62%	59%	46%	49%	24%
Average revenue per mattress unit - Company-Controlled channel(4)	$4,028	$3,671	$3,245	$3,050	$2,694
Company-Controlled comparable-sales increase (decrease)(5)	3%	12%	(4)%	23%	26%
Total retail square footage (at period-end) (000's)	1,214	1,106	949	759	610
Average square footage per store open during period(3)	2,445	2,302	1,985	1,670	1,526
Net sales per square foot(3)	$980	$1,025	$1,077	$1,324	$1,135
Average store age (in months at period-end)	99	97	102	113	113
Earnings before interest, depreciation and amortization (Adjusted EBITDA)(6)	$133,057	$148,223	$125,020	$150,285	$109,180
Free cash flows(6)	$22,356	$67,874	$11,294	$49,033	$67,519
Return on Invested Capital (ROIC)(6)	11.2%	15.1%	15.1%	21.5%	19.9%

(1)	Fiscal year 2014 had 53 weeks. All other fiscal years presented had 52 weeks.

(2)
In February 2012, we announced that William R. McLaughlin, then President and CEO, would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin's contributions, the Compensation Committee approved the modification of Mr. McLaughlin's unvested stock awards, including performance-based stock awards. As a result of these modifications, we recorded incremental non-cash compensation of $5.6 million ($3.7 million, net of income tax). The performance-based stock awards were subject to applicable adjustments through 2014 based on actual performance. During 2013 we recorded a non-cash compensation benefit of $0.5 million ($0.4 million, net of income tax) resulting from performance-based stock award adjustments. There were no performance-based stock award adjustments in 2014 or 2015.

(3)	For stores open during the entire period indicated.

(4)	Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

(5)
Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. The number of comparable stores used to calculate such data was 442, 396, 359, 348 and 359 for 2015, 2014, 2013, 2012 and 2011, respectively. Fiscal 2014 included 53 weeks, as compared to 52 weeks for the other periods presented. Comparable sales have been adjusted and reported as if all years had the same number of weeks.

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

Non-GAAP Data Reconciliations

Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)
(in thousands)

We define earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) as net income plus: income tax expense, interest expense, depreciation and amortization, stock-based compensation and asset impairments. Management believes Adjusted EBITDA is a useful indicator of our financial performance and our ability to generate cash from operating activities. Our definition of Adjusted EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure:

	Year
	2015	2014	2013	2012	2011
Net income	$50,519	$67,974	$60,081	$78,094	$60,478
Income tax expense	24,911	34,134	30,930	41,911	29,942
Interest expense	160	53	51	91	187
Depreciation and amortization	46,916	38,767	29,599	19,735	13,493
Stock-based compensation	10,290	6,798	4,232	10,306	4,971
Asset impairments	261	497	127	148	109
Adjusted EBITDA	$133,057	$148,223	$125,020	$150,285	$109,180

Free Cash Flow
(in thousands)

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

	Year
	2015	2014	2013	2012	2011
Net cash provided by operating activities	$107,942	$144,468	$88,105	$100,626	$91,046
Subtract: Purchases of property and equipment	85,586	76,594	76,811	51,593	23,527
Free cash flow	$22,356	$67,874	$11,294	$49,033	$67,519

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

	Year
	2015	2014	2013	2012	2011
Net operating profit after taxes (NOPAT)
Operating income	$75,096	$101,746	$90,688	$119,787	$90,453
Add: Rent expense(1)	62,369	57,605	50,289	48,543	41,878
Add: Interest income	494	415	375	310	155
Less: Depreciation on capitalized operating leases(2)	(16,203)	(14,265)	(13,095)	(12,072)	(10,677)
Less: Income taxes(3)	(40,384)	(48,900)	(43,827)	(54,358)	(41,920)
NOPAT	$81,372	$96,601	$84,430	$102,210	$79,889

Average invested capital
Total equity	$222,339	$256,907	$225,220	$193,697	$129,391
Less: Cash greater than target(4)	—	(37,319)	(29,622)	(62,627)	(32,788)
Add: Long-term debt(5)	—	—	2	112	292
Add: Capitalized operating lease obligations(6)	498,952	460,840	402,312	388,344	335,024
Total invested capital at end of period	$721,291	$680,428	$597,912	$519,526	$431,919
Average invested capital(7)	$726,756	$639,118	$560,133	$475,159	$402,240
Return on invested capital (ROIC)(8)	11.2%	15.1%	15.1%	21.5%	19.9%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 33.2%, 33.6%, 34.2%, 34.7% and 34.4% for 2015, 2014, 2013, 2012 and 2011, respectively.

(4) Cash greater than target is defined as cash, cash equivalents and marketable debt securities less customer prepayments in excess of $100 million.

(5) Long-term debt includes capital lease obligations, if applicable.

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

•	Availability of attractive and cost-effective consumer credit options, including the impact of recent changes in federal law that restricts various forms of consumer credit promotional offerings;

•	Pending and unforeseen litigation and the potential for adverse publicity associated with litigation;

•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities;

•	Risks of disruption in the operation of either of our two main manufacturing facilities;

•	Increasing government regulation;

•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;

•	The costs and potential disruptions to our business related to upgrading our management information systems;

•	Our ability to attract, retain and motivate qualified management, executive and other key employees, including qualified retail sales professionals and managers; and

•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

Overview

Business Overview

We offer consumers high-quality, innovative and individualized sleep solutions and services, which include a complete line of SLEEP NUMBER® beds and bedding accessories. Our business has three significant competitive advantages: proprietary sleep innovations, ongoing customer relationships and exclusive distribution.

We have a vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number® beds. Only the Sleep Number bed offers SleepIQ® technology - proprietary sensor technology that works directly with the bed’s DualAir™ system to track and monitor each individual’s sleep. SleepIQ technology communicates how you slept and what adjustments you can make to optimize your sleep and improve your daily life. Sleep Number also offers a full line of exclusive sleep products, including FlextFit™ adjustable bases and Sleep Number® pillows, sheets and other bedding products.

We are committed to delivering superior shareholder value through three primary drivers of earnings per share growth: increasing demand, leveraging our business model and deploying our capital efficiently. We are the sleep innovation leader and drive growth through effective brand marketing and a differentiated retail experience.

We generate revenue by marketing our innovations to new and existing customers, and selling products through two distribution channels. Our Company-Controlled channel, which includes Retail, Direct Marketing and E-Commerce, sells directly to consumers. Our Wholesale/Other channel sells to and through selected retail and wholesale customers in the United States and the QVC shopping channel.

We are also the only vertically integrated manufacturer/retailer in the industry. We have two manufacturing plants that distribute Sleep Number products. We also offer mattress home delivery and installation, and maintain an in-house customer service department. This integration enables operational synergies and efficiencies, and a strong working capital position. Vertical integration allows us to build a long-term loyal customer relationship as we service the consumer through the full purchase and ownership cycle. This relationship with our customer creates a productive cycle of repeat and referral business.

Mission and Vision

Our mission is to improve lives by individualizing sleep experiences.

Our vision is to become one of the world's most beloved brands by delivering an unparalleled sleep experience. We plan to achieve this by offering benefit-driven, innovative sleep solutions to our customers through an unmatched retail experience and a carefree ownership experience.

Results of Operations

Fiscal 2015 Summary

Financial highlights for fiscal 2015 were as follows:

•
In the fourth quarter 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically-integrated Enterprise Resource Planning (ERP) system. We experienced technical and operational issues in our plants and supply chain as we ramped up the new system, which led to delivery delays and inconveniences for our customers. The lost sales and increases in cost of sales and operating expenses negatively impacted 2015 results by approximately $0.40 per diluted share ($0.43 per diluted share for the fourth quarter). Through the filing date of this document, we have made progress resolving technical and operational issues associated with the ERP implementation. While we continue to learn to use the new system proficiently and at higher volumes, the system is operating at near normal levels across our vertical enterprise.

•
Net sales for 2015 increased 5% to $1.21 billion, compared with $1.16 billion in the prior year. Company-Controlled comparable sales increased 3% and sales from 25 net new stores opened in the past 12 months. In addition, 2015 included 52 weeks compared with 53 weeks in the prior year, with the extra week benefiting fourth quarter 2014 net sales growth by approximately $24 million. During the first nine months of 2015, demand for our latest product innovations and more effective marketing drove traffic to our stores and contributed to a 20% year-to-date net sales increase. However, net sales decreased 33% in the fourth quarter compared to the prior year, reflecting approximately $84 million in sales disruptions from our ERP system implementation.

•	On a trailing twelve-month basis, sales per store (for stores open at least one year) increased 2.1% to $2.4 million compared with the prior-year trailing twelve-month period.

•
Operating income for 2015 decreased 26% to $75 million, or 6.2% of net sales, compared with $102 million, or 8.8% of net sales, for the same period one year ago. The decrease in operating income was attributable to the fourth-quarter 2015 reduction in net sales, and increases in cost of sales and operating expenses resulting from our ERP implementation challenges.

•
Net income decreased 26% to $51 million, or $0.97 per diluted share, compared with net income of $68 million, or $1.25 per diluted share in 2014. As noted above, our fourth-quarter 2015 ERP implementation issues negatively impacted 2015 diluted earnings per share by approximately $0.40. In addition, diluted earnings per share for 2014 benefited from the profits generated during the additional 53rd week ($0.06 per diluted share) and a favorable fourth quarter 2014 legal settlement ($0.04 per diluted share).

•	We achieved a return on invested capital (ROIC) of 11.2% in 2015, above our 10% cost of capital.

•	Cash provided by operating activities in 2015 totaled $108 million, compared with $144 million for the prior year.

•
At January 2, 2016, cash, cash equivalents and marketable debt securities totaled $36 million compared with $166 million at January 3, 2015, and we had no borrowings under our revolving credit facility. During 2015, we invested $86 million in capital projects, $57 million to acquire BAM Labs, Inc. (now operating as SleepIQ LABS) and returned $98 million to shareholders through share repurchases.

•
In 2015, we repurchased 3.6 million shares of our common stock under our Board-approved share repurchase program at a cost of $98 million ($27.46 per share). As of January 2, 2016, the remaining authorization under our Board-approved share repurchase program was $137 million.

•
In September 2015, we completed the acquisition of BAM Labs, Inc. (now operating as SleepIQ LABS) the leading provider of biometric sensor and sleep monitoring for data-driven health and wellness. The addition of SleepIQ LABS strengthens Sleep Number’s leadership in sleep innovation, adjustability and individualization. The acquisition broadens and deepens electrical, biomedical, software and backend capabilities - API (application program interface) and bio-signal analysis. Our ownership and control of biometric data advances smart, connected products that empower our customers with the knowledge to adjust for their best sleep. In connection with the acquisition, our previous equity investment was remeasured to a fair value of $12.9 million, resulting in a $3.5 million gain net of expenses, including $3.4 million of acquisition-related expenses. The remeasured fair value of our equity investment was based on the fair value of BAM Labs, Inc. at the acquisition date. The net gain of $3.5 million is included in general and administrative expenses on our consolidated statement of operations for the fiscal year ended January 2, 2016. See Note 2, Acquisition of BAM Labs, Inc., and Note 4, Investments, of the Notes to Consolidated Financial Statements for additional details.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2015		2014		2013
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,213.7	100.0%	$1,156.8	100.0%	$960.2	100.0%
Cost of sales	472.9	39.0	449.9	38.9	358.4	37.3
Gross profit	740.8	61.0	706.9	61.1	601.8	62.7

Operating expenses:
Sales and marketing	550.5	45.4	512.0	44.3	439.2	45.7
General and administrative	99.2	8.2	84.9	7.3	62.5	6.5
Research and development	16.0	1.3	8.2	0.7	9.5	1.0
Total operating expenses	665.7	54.8	605.1	52.3	511.1	53.2
Operating income	75.1	6.2	101.7	8.8	90.7	9.4
Other income, net	0.3	0.0	0.4	0.0	0.3	0.0
Income before income taxes	75.4	6.2	102.1	8.8	91.0	9.5
Income tax expense	24.9	2.1	34.1	3.0	30.9	3.2
Net income	$50.5	4.2%	$68.0	5.9%	$60.1	6.3%

Net income per share:
Basic	$0.99		$1.27		$1.10
Diluted	$0.97		$1.25		$1.08

Weighted-average number of common shares:
Basic	51.3		53.5		54.9
Diluted	52.1		54.2		55.8

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	2015	2014	2013
Company-Controlled channel	97.6%	97.3%	96.2%
Wholesale/Other channel	2.4%	2.7%	3.8%
Total	100.0%	100.0%	100.0%

The components of total net sales growth, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2015	2014	2013
Retail comparable-store sales(1)	3%	12%	(4%)
E-Commerce and Direct(1)	(4%)	9%	(5%)
Company-Controlled comparable sales change(1)	3%	12%	(4%)
Net opened/closed stores and 53rd week in 2014	2%	10%	6%
Total Company-Controlled channel	5%	22%	2%
Wholesale/Other channel	(9%)	(13%)	18%
Total net sales change	5%	20%	3%

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

Other sales metrics were as follows:

	2015	2014(3)	2013
Average sales per store(1) ($ in thousands)	$2,377	$2,327	$2,093
Average sales per square foot(1)	$980	$1,025	$1,077
Stores > $1 million in net sales(1)	99%	98%	96%
Stores > $2 million in net sales(1)	62%	59%	46%
Average revenue per mattress unit – Company-Controlled channel(2)	$4,028	$3,671	$3,245

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

The number of retail stores operating during the last three years was as follows:

	2015	2014	2013
Beginning of period	463	440	410
Opened	38	57	71
Closed	(13)	(34)	(41)
End of period	488	463	440

Comparison of 2015 and 2014

Enterprise Resource Planning (ERP) system implementation

In the fourth quarter 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically-integrated Enterprise Resource Planning (ERP) system. We experienced technical and operational issues in our plants and supply chain as we ramped up the new system, which led to delivery delays and inconveniences for our customers. The lost sales and increases in cost of sales and operating expenses negatively impacted 2015 results by approximately $0.40 per diluted share ($0.43 per diluted share for the fourth quarter). Through the filing date of this document, we have made progress resolving technical and operational issues associated with the ERP implementation. While we continue to learn to use the new system proficiently and at higher volumes, the system is operating at near normal levels across our vertical enterprise.

Net sales

Net sales in 2015 increased 5% to $1.21 billion, compared with $1.16 billion for the same period one year ago. The sales increase was driven by a 3% comparable sales increase in our Company-Controlled channel and sales from 25 net new retail stores opened in the past 12 months. During the first nine months of 2015, demand for our latest product innovations and more effective marketing drove traffic to our stores and contributed to a 20% year-to-date net sales increase. However, net sales decreased 33% in the fourth quarter compared to the prior year, reflecting approximately $84 million in sales disruptions from our ERP system implementation. In addition, 2015 included 52 weeks compared with 53 weeks in 2014, with the extra week benefiting 2014 net sales growth by approximately $24 million.

The $57 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $52 million increase resulting from net store openings; and (ii) a $31 million sales increase from Company-Controlled comparable sales; partially offset by (iii) an approximately $24 million sales decrease as the prior year included an extra week of net sales (52-week year 2015 vs. 53-week year 2014); and (iv) a $2 million decrease in Wholesale/Other channel sales. Company-Controlled mattress units decreased 4% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 10%.

Gross profit

Gross profit of $741 million increased by $34 million, or 5%, compared with the same period one year ago. The gross profit rate decreased to 61.0% of net sales for 2015, compared with 61.1% for the prior-year period. The 0.1 percentage points ("ppt.") decrease in the gross profit rate was primarily due to: (i) appeasements, labor inefficiencies, material costs and excess freight from actions taken to manage our fourth-quarter 2015 ERP issues; partially offset by: (ii) favorable product mix changes resulting from advancements in our selling process and product innovations over the last 12 months. In addition, our gross profit rate can fluctuate from year-to-year due to a variety of other factors, including return and exchange costs, raw materials price fluctuations, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses in 2015 increased 8% to $550 million, or 45.4% of net sales, compared with $512 million, or 44.3% of net sales, for the same period one year ago. The 1.1 ppt. decrease in the sales and marketing expense rate in the current period was mainly due to the deleveraging impact resulting from the approximately $84 million in sales disruptions associated with our fourth-quarter 2015 ERP system implementation.

General and administrative expenses

General and administrative (G&A) expenses increased $14 million to $99 million in 2015, compared with $85 million in the prior year and increased to 8.2% of net sales, compared with 7.3% of net sales one year ago. G&A expenses for 2015 included 52 weeks of expenses compared with 53 weeks in 2014. The $14 million increase in G&A expenses consisted of the following major components: (i) $11.6 million of ERP launch costs in 2015, including data conversion and training expenses; (ii) $4.5 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business, including our new digital website that was launched in the second quarter of 2014 and our new ERP system that was launched in the fourth quarter of 2015; (iii) $4.1 million of higher professional fees, including additional costs associated with proxy preparation, filing and consulting services; and (iv) a $2.2 million increase in miscellaneous other expenses. These increases were partially offset by: (i) a $4.9 million decrease in employee compensation, including a year-over-year reduction in company-wide performance-based incentive compensation; and (ii) a $3.5 million gain (net of acquisition-related expenses) related to our previously held minority equity investment in BAM Labs, Inc. The G&A expense rate increased by 0.9 ppt. in the current period compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 5% net sales increase.

Research and development expenses

Research and development expenses for the year ended January 2, 2016 were $16 million, or 1.3% of net sales, compared with $8 million, or 0.7% of net sales, for the same period one year ago. The $8 million increase in R&D expenses was due to increased investments to support product innovations, including $3.3 million of expenses related to SleepIQ LABS' operations (post acquisition; acquired on September 15, 2015). The $8 million increase is consistent with our long-term consumer innovation strategy.

Income tax expense

Income tax expense was $25 million for the year ended January 2, 2016, compared with $34 million for the same period one year ago. The effective tax rate for the year ended January 2, 2016 was 33.0% compared with 33.4% for the prior-year period. The decrease in the effective tax rate primarily resulted from tax planning benefits associated with the BAM Labs, Inc. acquisition gain, partially offset by a reduction in our manufacturing deduction driven by increased year-over-year bonus tax depreciation.

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

General and administrative expenses

General and administrative (G&A) expenses increased $22 million to $85 million in 2014, compared with $63 million in the prior year and increased to 7.3% of net sales, compared with 6.6% of net sales one year ago. G&A expenses for 2014 included 53 weeks of expenses compared with 52 week in 2013. The $22 million increase in G&A expenses consistent of the following major components: (i) an $18.9 million increase in employee compensation (including company-wide performance-based incentive compensation which was not earned in the prior-year, incremental costs to enhance our IT infrastructure and expenses associated with the additional 53rd week); (ii) $2.6 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business, including our new digital website which was launched in the second quarter of 2014; and (iii) a $0.4 million increase in miscellaneous other expenses, net of a favorable legal settlement. The G&A expense rate increased by 0.8 ppt. in the current period compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 20% net sales increase.

Liquidity and Capital Resources

As of January 2, 2016, cash, cash equivalents and marketable debt securities totaled $36 million compared with $166 million as of January 3, 2015. The $130 million decrease was primarily due to $108 million of cash provided by operating activities, which was more than offset by $86 million of cash used to purchase property and equipment, $100 million of cash used to repurchase our common stock ($98 million under our Board-approved share repurchase program and $2 million in connection with the vesting of employee restricted stock grants) and $57 million to acquire the remaining capital stock of BAM Labs, Inc. (now operating as SleepIQ LABS). Our $15 million of marketable debt securities held as of January 2, 2016 are all highly liquid and include U.S. agency securities, corporate debt securities and municipal bonds.

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	2015	2014
Total cash provided by (used in):
Operating activities	$107.9	$144.5
Investing activities	(44.3)	(114.4)
Financing activities	(94.7)	(36.3)
Net decrease in cash and cash equivalents	$(31.0)	$(6.2)

Cash provided by operating activities for the fiscal year ended January 2, 2016 was $108 million compared with $144 million for the fiscal year ended January 3, 2015. Significant components of the $37 million year-over-year decrease in cash from operating activities included: (i) a $17 million decrease in our 2015 net income; (ii) a $35 million fluctuation in accrued compensation and benefits which primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was earned and reflected as a liability in 2014, with no corresponding liabilities at the end of 2013 and 2015; and (iii) the ERP implementation issues we experienced in our plants and supply chain that resulted in higher inventory levels, increased accounts receivables, increased accounts payable and higher customer prepayments.

Net cash used in investing activities was $44 million for the fiscal year ended January 2, 2016, compared with $114 million for the same period one year ago. Investing activities for the current-year period included $86 million of property and equipment purchases, compared with $77 million for the same period one year ago. We decreased our net investments in marketable debt securities by $98 million during the fiscal year ended January 2, 2016, compared with a net increase of $36 million during the comparable period one year ago. In September 2015, we completed the acquisition of BAM Labs, Inc. (now operating as SleepIQ LABS). We previously held a $6.0 million minority equity investment in BAM Labs, Inc. based on the cost method. In connection with the acquisition, our equity investment was remeasured to a fair value of $12.9 million and we acquired the remaining capital stock in BAM Labs, Inc. for $57.1 million for a total enterprise value of $70.0 million. See Note 2, Acquisition of BAM Labs, Inc., and Note 4, Investments, of the Notes to Consolidated Financial Statements for additional details.

Net cash used in financing activities was $95 million for the fiscal year ended January 2, 2016, compared with net cash used in financing activities of $36 million for the same period one year ago. During the fiscal year ended January 2, 2016, we repurchased $100 million of our common stock ($98 million under our Board-approved share repurchase program and $2 million in connection with the vesting of employee restricted stock grants) compared with $46 million during the same period one year ago. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the cash proceeds from the exercise of employee stock options along with the excess tax benefits related to stock-based compensation.

Under our Board-approved share repurchase program, we repurchased 3.6 million shares at a cost of $98 million ($27.46 per share) during the fiscal year ended January 2, 2016. During 2014, we repurchased 2.2 million shares at a cost of $45 million ($20.77 per share). As of January 2, 2016, the remaining authorization under our Board-approved share repurchase program was $137 million. There is no expiration date governing the period over which we can repurchase shares.

In February 2016, we amended our revolving credit facility (Credit Agreement) with a syndicate of banks (Lenders). The Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $150 million. The Credit Agreement contains an accordion feature that allows us to increase the amount of the credit facility from $150 million up to $200 million in total availability, subject to Lenders' approval. The Credit Agreement matures in February 2021.

The Credit Agreement provides the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.75) and a minimum interest coverage ratio (3.00). Under the terms of the Credit Agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of January 2, 2016, we had no outstanding borrowings or letters of credit and we were in compliance with all financial covenants.

Our business model, which can operate with minimal working capital, does not require significant additional capital to fund operations or organic growth. The $36 million of cash, cash equivalents and marketable debt securities, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated capital expenditures and strategic initiatives for the foreseeable future.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of January 2, 2016, we were in compliance with all financial covenants.

Under the terms of the Synchrony Agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Off-Balance-Sheet Arrangements and Contractual Obligations

As of January 2, 2016, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at January 2, 2016. A summary of our operating lease obligations is included in the “Contractual Obligations” section (as follows). Additional information regarding our operating leases is available in Item 2, Properties, and Note 8, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Contractual Obligations

The following table presents information regarding our contractual obligations (in thousands):

	Payments Due by Period(1)
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating leases(2)	$299,254	$59,096	$98,723	$62,009	$79,426
Purchase commitments	9,800	9,800	—	—	—
Other	4,600	4,600	—	—	—
Total	$313,654	$73,496	$98,723	$62,009	$79,426

(1) Our unrecognized tax benefits, including interest and penalties, of $2 million have not been included in the Contractual Obligations table as we are not able to determine a reasonable estimate of timing of the cash settlement with the respective taxing authorities.
(2) These amounts include the payments related to 42 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to 11 years, which if consummated based on current cost estimates, would approximate $53 million over the initial lease term.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, sales, expenses and the related disclosure. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, future employee forfeiture rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimates or future earnings adjustments.

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

A 10% change in our stock-based compensation expense for the year ended January 2, 2016, would have affected net income by approximately $688,000 in 2015.

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

The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Management’s assumptions also include projected revenues, operating profit levels and discount rates, as well as consideration of any other factors that may indicate potential impairment.

In the fourth quarter of fiscal 2015, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. We believe our assumptions and judgments used in estimating cash flows and determining fair value were reasonable. However, unexpected changes to such assumptions and judgments could affect our impairment analyses and future results of operations, including an impairment charge that could be material.

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

A 10% change in our warranty liability at January 2, 2016, would have affected net income by approximately $670,000 in 2015.

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

A 10% change in our sales returns allowance at January 2, 2016 would have affected net income by approximately $1.4 million in 2015.

Recent Accounting Pronouncements

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

In November 2015, the FASB issued new guidance related to classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as non-current on the balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. We will adopt the new guidance on a retrospective basis beginning in the first quarter of fiscal 2016.

In February 2016, the FASB issued new guidance on accounting for leases and generally requires most leases to be recognized on the balance sheet. This new guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The provisions of this new guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the new guidance for all periods presented. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of January 2, 2016 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of January 2, 2016, we had no borrowings under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Select Comfort Corporation
Minneapolis, Minnesota

We have audited the internal control over financial reporting of Select Comfort Corporation and subsidiaries (the "Company") as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended January 2, 2016, of the Company and our report dated March 1, 2016 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Select Comfort Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries (the "Company") as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2016, and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 1, 2016

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
January 2, 2016 and January 3, 2015
(in thousands, except per share amounts)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$20,994	$51,995
Marketable debt securities – current	6,567	69,609
Accounts receivable, net of allowance for doubtful accounts of $1,039 and $739, respectively	29,002	19,693
Inventories	86,600	53,535
Income taxes receivable	15,284	—
Prepaid expenses	10,207	17,792
Deferred income taxes	15,535	8,786
Other current assets	13,737	11,185
Total current assets	197,926	232,595

Non-current assets:
Marketable debt securities – non-current	8,553	44,441
Property and equipment, net	204,376	165,453
Goodwill and intangible assets, net	83,344	15,986
Deferred income taxes	—	3,433
Other assets	19,197	12,279
Total assets	$513,396	$474,187

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$103,941	$84,197
Customer prepayments	51,473	28,726
Accrued sales returns	20,562	15,262
Compensation and benefits	15,670	33,066
Taxes and withholding	9,856	10,207
Other current liabilities	23,447	15,594
Total current liabilities	224,949	187,052

Non-current liabilities:
Warranty liabilities	4,942	2,722
Deferred income taxes	12,499	—
Other long-term liabilities	48,667	27,506
Total liabilities	291,057	217,280

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 49,402 and 52,798 shares issued and outstanding, respectively	494	528
Additional paid-in capital	—	—
Retained earnings	221,859	256,413
Accumulated other comprehensive loss	(14)	(34)
Total shareholders’ equity	222,339	256,907
Total liabilities and shareholders’ equity	$513,396	$474,187

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share amounts)

	2015	2014	2013
Net sales	$1,213,699	$1,156,757	$960,171
Cost of sales	472,948	449,907	358,416
Gross profit	740,751	706,850	601,755

Operating expenses:
Sales and marketing	550,475	512,007	439,156
General and administrative	99,209	84,864	62,433
Research and development	15,971	8,233	9,478
Total operating expenses	665,655	605,104	511,067
Operating income	75,096	101,746	90,688
Other income, net	334	362	323
Income before income taxes	75,430	102,108	91,011
Income tax expense	24,911	34,134	30,930
Net income	$50,519	$67,974	$60,081

Basic net income per share:
Net income per share – basic	$0.99	$1.27	$1.10
Weighted-average shares – basic	51,252	53,452	54,866
Diluted net income per share:
Net income per share – diluted	$0.97	$1.25	$1.08
Weighted-average shares – diluted	52,101	54,193	55,803

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands)

	2015	2014	2013
Net income	$50,519	$67,974	$60,081
Other comprehensive income (loss) – unrealized gain (loss) on available-for-sale marketable debt securities, net of income tax	20	(47)	(7)
Comprehensive income	$50,539	$67,927	$60,074

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years ended January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at December 29, 2012	55,903	$559	$33,923	$159,195	$20	$193,697
Net income	—	—	—	60,081	—	60,081
Other comprehensive income:
Unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	(7)	(7)
Exercise of common stock options	757	7	7,959	—	—	7,966
Tax effect from stock-based compensation	—	—	1,007	—	—	1,007
Stock-based compensation	160	2	4,230	—	—	4,232
Repurchases of common stock	(1,919)	(19)	(42,053)	—	—	(42,072)
Other	—	—	316	—	—	316
Balance at December 28, 2013	54,901	$549	$5,382	$219,276	$13	$225,220
Net income	—	—	—	67,974	—	67,974
Other comprehensive income:
Unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	(47)	(47)
Exercise of common stock options	239	2	2,871	—	—	2,873
Tax effect from stock-based compensation	—	—	581	—	—	581
Stock-based compensation	(96)	(1)	6,799	—	—	6,798
Repurchases of common stock	(2,246)	(22)	(15,633)	(30,837)	—	(46,492)
Balance at January 3, 2015	52,798	$528	$—	$256,413	$(34)	$256,907
Net income	—	—	—	50,519	—	50,519
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	20	20
Exercise of common stock options	253	3	2,973	—	—	2,976
Tax effect from stock-based compensation	—	—	1,828	—	—	1,828
Stock-based compensation	(7)	—	10,290	—	—	10,290
Repurchases of common stock	(3,642)	(37)	(15,091)	(85,073)	—	(100,201)
Balance at January 2, 2016	49,402	$494	$—	$221,859	$(14)	$222,339

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$50,519	$67,974	$60,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,630	39,809	30,811
Stock-based compensation	10,290	6,798	4,232
Net loss on disposals and impairments of assets	190	492	24
Excess tax benefits from stock-based compensation	(2,182)	(1,163)	(3,831)
Deferred income taxes	11,924	(311)	2,037
Gain on sale of non-marketable equity securities	(6,891)	—	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(9,259)	(4,717)	1,993
Inventories	(33,065)	(13,383)	(3,910)
Income taxes	(13,943)	(4,314)	4,395
Prepaid expenses and other assets	8,680	(9,973)	(3,169)
Accounts payable	19,130	14,340	(3,477)
Customer prepayments	22,735	13,334	198
Accrued compensation and benefits	(17,493)	17,735	(5,202)
Other taxes and withholding	135	2,584	(153)
Warranty liabilities	4,204	1,671	(1,236)
Other accruals and liabilities	15,338	13,592	5,312
Net cash provided by operating activities	107,942	144,468	88,105

Cash flows from investing activities:
Proceeds from marketable debt securities	127,664	54,506	53,565
Purchases of property and equipment	(85,586)	(76,594)	(76,811)
Acquisition of business	(70,018)	—	(15,500)
Investments in marketable debt securities	(29,299)	(90,349)	(44,170)
Proceeds from (investment in) non-marketable equity securities	12,891	(1,500)	(4,500)
Proceeds from sales of property and equipment	72	5	117
Increase in restricted cash	—	(500)	—
Net cash used in investing activities	(44,276)	(114,432)	(87,299)

Cash flows from financing activities:
Repurchases of common stock	(100,201)	(46,492)	(42,072)
Net increase (decrease) in short-term borrowings	1,097	6,192	(223)
Proceeds from issuance of common stock	2,976	2,873	7,966
Excess tax benefits from stock-based compensation	2,182	1,163	3,831
Debt issuance costs	(721)	—	—
Net cash used in financing activities	(94,667)	(36,264)	(30,498)

Net decrease in cash and cash equivalents	(31,001)	(6,228)	(29,692)
Cash and cash equivalents, at beginning of period	51,995	58,223	87,915
Cash and cash equivalents, at end of period	$20,994	$51,995	$58,223

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$26,681	$38,474	$24,253
Interest paid	$96	$49	$34
Purchases of property and equipment included in accounts payable	$5,051	$5,802	$3,465

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

Select Comfort Corporation and our 100%-owned subsidiaries (Select Comfort or the Company) are the exclusive designer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number® beds. Only the Sleep Number bed offers SleepIQ® technology - proprietary sensor technology that works directly with the bed’s DualAir™ system to track and monitor each individual’s sleep. SleepIQ technology communicates how you slept and what adjustments you can make to optimize your sleep and improve your daily life. Sleep Number also offers a full line of exclusive sleep products, including FlexFit™ adjustable bases and Sleep Number® pillows, sheets and other bedding products.

As the only national specialty-mattress retailer, we generate revenue by selling products through two distribution channels. Our Company-Controlled channel, which includes Retail, Direct Marketing and E-Commerce, sells directly to consumers. Our Wholesale/Other channel sells to and through selected retail and wholesale customers in the United States and the QVC shopping channel. The consolidated financial statements include the accounts of Select Comfort Corporation and our subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends were as follows: fiscal 2015 ended January 2, 2016; fiscal 2014 ended January 3, 2015; and fiscal 2013 ended December 28, 2013. Fiscal year 2014 had 53 weeks and fiscal years 2015 and 2013 each had 52 weeks.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods. Our critical accounting policies consist of stock-based compensation, goodwill and indefinite-lived intangible assets, warranty liabilities and revenue recognition.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in our consolidated balance sheets and in net increase (decrease) in short-term borrowings in the financing activities section of our consolidated statements of cash flows. Book overdrafts totaled $20.7 million and $19.6 million at January 2, 2016, and January 3, 2015, respectively.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Marketable Debt Securities

Our investment portfolio is currently comprised of U.S. agency securities, corporate debt securities and municipal bonds. The value of these securities is subject to market and credit volatility during the period these investments are held. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments with original maturities of greater than three months but current maturities of less than one year are recorded as marketable debt securities – current. Our investments with current maturities of more than one year are recorded as marketable debt securities – non-current. Unrealized gains and losses, net of income tax, are reported as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. Other-than-temporary declines in market value, if any, from original cost are charged to other income, net in the consolidated statements of operations in the period in which the loss occurs, and a new cost basis for the security is established. In determining whether an other-than-temporary decline in the market value has occurred, we consider the duration and extent that the fair value of the investment is below its cost. Realized gains and losses, if any, are calculated on the specific identification method and are measured and reclassified from accumulated other comprehensive income (loss) in our consolidated balance sheets to other income, net in our consolidated statements of operations.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of receivables from wholesale customers and receivables from third-party financiers for customer credit card purchases. The allowance is recognized in an amount equal to anticipated future write-offs. We estimate future write-offs based on delinquencies, aging trends, industry risk trends, our historical experience and current trends. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Estimated useful lives of our property and equipment by major asset category are as follows:

Leasehold improvements	5 to 11 years
Furniture and equipment	5 to 7 years
Production machinery	3 to 7 years
Computer equipment and software	3 to 12 years

Goodwill and Intangible Assets, Net

Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company's net identifiable assets. Our intangible assets include developed technologies, trade names/trademarks and customer relationships. Definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from 7-10 years.

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

Goodwill and Indefinite-lived Intangible Assets - goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually or when there are indicators of impairment using a fair value approach. The Financial Accounting Standards Board's (FASB) guidance allows us to perform either a quantitative assessment or a qualitative assessment before calculating the fair value of a reporting unit. We have elected to perform the quantitative assessment. The quantitative goodwill impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. Based on our 2015 quantitative assessment, we determined there was no impairment. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess.

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

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2015	2014	2013
Balance at beginning of period	$5,824	$4,153	$4,858
Additions charged to costs and expenses for current-year sales	9,368	9,437	4,603
Deductions from reserves	(6,486)	(8,118)	(6,070)
Changes in liability for pre-existing warranties during the current year, including expirations	1,322	352	230
Acquired warranty reserve	—	—	532
Balance at end of period	$10,028	$5,824	$4,153

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

At January 2, 2016 and January 3, 2015, we had deferred revenue totaling $33.6 million and $9.4 million, of which $7.7 million and $2.0 million are included in other current liabilities, respectively, and $25.9 million and $7.4 million are included in other long-term liabilities, respectively, in our consolidated balance sheets. We also have related deferred costs totaling $21.6 million and $5.9 million, of which $5.0 million and $1.2 million are included in other current assets, respectively, and $16.6 million and $4.7 million are included in other assets, respectively, in our consolidated balance sheets. The deferred revenue and costs are recognized over the product’s estimated life of five years.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Cost of Sales, Sales and Marketing, General and Administrative (G&A) and Research & Development (R&D) Expenses

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
•  Costs associated with returns and exchanges; and
•  Estimated costs to service customer warranty claims.

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

Operating Leases

We lease our retail, office and manufacturing space under operating leases which, in addition to the minimum lease payments, may require payment of a proportionate share of the real estate taxes and certain building operating expenses. Our retail store leases generally provide for an initial lease term of five to ten years. In addition, our mall-based retail store leases may require payment of contingent rent based on net sales in excess of certain thresholds. Certain retail store leases may contain options to extend the term of the original lease.

Minimum rent expense, which excludes contingent rents, is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in other current liabilities or other long-term liabilities, as appropriate. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. At January 2, 2016, and January 3, 2015, deferred rent included in other current liabilities in our consolidated balance sheets was $0.4 million and $0.3 million, respectively, and deferred rent included in other long-term liabilities in our consolidated balance sheets was $7.5 million and $6.5 million, respectively. Contingent rent expense is recorded when it is probable the expense has been incurred and the amount is reasonably estimable. Future payments for real estate taxes and certain building operating expenses for which we are obligated are not included in minimum lease payments.

Leasehold improvements that are funded by landlord incentives or allowances under an operating lease are recorded as deferred lease incentives, in other current liabilities or other long-term liabilities, as appropriate and amortized as reductions to rent expense over the lease term. At January 2, 2016, and January 3, 2015, deferred lease incentives included in other current liabilities in our consolidated balance sheets were $2.8 million and $2.6 million, respectively, and deferred lease incentives included in other long-term liabilities in our consolidated balance sheets were $7.9 million and $8.4 million, respectively.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Pre-Opening Costs

Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.

Advertising Costs

We incur advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $180.8 million, $158.5 million and $144.8 million in 2015, 2014 and 2013, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheets were $4.5 million and $5.3 million as of January 2, 2016, and January 3, 2015, respectively.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $7.7 million and $7.8 million at January 2, 2016, and January 3, 2015, respectively. At January 2, 2016, and January 3, 2015, $4.0 million and $4.4 million, respectively, were included in compensation and benefits and $3.7 million and $3.4 million, respectively, were included in other long-term liabilities in our consolidated balance sheets. At January 2, 2016 and January 3, 2015, we had a restricted deposit of $3.2 million with our insurer that serves as collateral for our workers’ compensation insurance obligations and was included in other current assets in our consolidated balance sheets.

Software Capitalization

For software developed or obtained for internal use, we capitalize direct external costs associated with developing or obtaining internal-use software. In addition, we capitalize certain payroll and payroll-related costs for employees who are directly involved with the development of such applications. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time depreciation commences. We expense any data conversion or training costs as incurred.

Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under two stock plans approved by our shareholders in 2004 and 2010 and administered under the supervision of our Board of Directors (Board). At January 2, 2016, a total of 4.7 million shares were available for future grant under the 2010 stock plan. These plans include non-qualified stock options and stock awards.

We record stock-based compensation expense based on the award’s fair value at the grant date and the awards that are expected to vest. We recognize stock-based compensation expense over the period during which an employee is required to provide services in exchange for the award. We reduce compensation expense by estimated forfeitures. Forfeitures are estimated using historical experience and projected employee turnover. We include, as part of cash flows from financing activities, the benefit of tax deductions in excess of recognized stock-based compensation expense.

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

Stock Awards - we issue stock awards to certain employees in conjunction with our stock-based compensation plan. The stock awards generally vest from two to four years based on continued employment (time based). Compensation expense related to stock awards, except for stock awards with a market condition, is determined on the grant date based on the publicly quoted closing price of our common stock and is charged to earnings on a straight-line basis over the vesting period. Stock awards with a market condition are valued using a Monte Carlo simulation model. The significant assumptions used to estimate the expected volatility and risk-free interest rate are similar to those described above in Stock Options.

Certain time-based stock awards have either a performance condition (performance-based) or a market condition (market-based).

Performance-based Stock Awards – the final number of shares earned and the related compensation expense is adjusted up or down to the extent the performance target is met as of the last day of the performance period. The actual number of shares that will ultimately be awarded range from 0% - 200% of the targeted amount for the 2015, 2014 and 2013 awards. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance-based stock awards granted in 2015 and 2014, the performance targets are growth in net sales and in operating profit, and the performance periods are fiscal 2015 through 2017, and 2014 through 2016, respectively. For performance-based stock awards granted in 2013, the performance targets are net sales and operating margin, and the performance period is fiscal 2015.

Market-based Stock Awards – the related compensation expense is fixed, however, the final number of shares earned is adjusted to the extent that the market condition is achieved during the performance period. The actual number of shares that will ultimately be awarded range from 0% to 100% of the target amount for 2014 awards. There were no market-based stock awards granted in 2015 or 2013. For the market-based stock awards granted in 2014, the market condition was based on increases in our stock price for a specified number of sequential days and the performance period is three years beginning on the date of grant, which was March 28, 2014. As of January 2, 2016, the market condition had been achieved.

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

In November 2015, the FASB issued new guidance related to classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as non-current on the balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures, and have not yet selected a transition method.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

In February 2016, the FASB issued new guidance on accounting for leases and generally requires most leases to be recognized on the balance sheet. This new guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The provisions of this new guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the new guidance for all periods presented. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures.
(2) Acquisition of BAM Labs, Inc.

In September 2015, we completed the acquisition of BAM Labs, Inc. (now operating as SleepIQ LABS), the leading provider of biometric sensor and sleep monitoring for data-driven health and wellness. The addition of SleepIQ LABS strengthens Sleep Number’s leadership in sleep innovation, adjustability and individualization. The acquisition broadens and deepens electrical, biomedical, software and backend capabilities - API (application program interface) and bio-signal analysis. Our ownership and control of biometric data advances smart, connected products that empower our customers with the knowledge to adjust for their best sleep.

We previously held a $6.0 million minority equity investment in BAM Labs, Inc. based on the cost method (see Note 4, Investments, for further details). In connection with the acquisition, our equity investment was remeasured to a fair value of $12.9 million. We acquired the remaining capital stock of BAM Labs, Inc. for $57.1 million for a total enterprise value of $70.0 million. Our consolidated statement of operations included $3.3 million of SleepIQ LABS research and development expenses for the year ended January 2, 2016. The acquisition of SleepIQ LABS did not have a significant impact on our consolidated results of operations, operating cash flows or financial position for the year ended January 2, 2016.

The following table summarizes the fair value of the net assets acquired as of the acquisition date (in thousands):

Accounts receivable	$105
Deferred income taxes - ST	83
Prepaid expenses	98
Property and equipment	91
Deferred income taxes - LT	2,671
Goodwill	55,083
Intangible assets	13,619
Total assets acquired	71,750
Accounts payable	269
Compensation and benefits	322
Other long-term liabilities	1,141
Total liabilities acquired	1,732
Net assets acquired	$70,018

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

(3) Fair Value Measurements

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair value (in thousands):

	January 2, 2016
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
Municipal bonds	$—	$4,055	$—	$4,055
Corporate bonds	—	2,512	—	2,512
	—	6,567	—	6,567
Marketable debt securities – non-current
Corporate bonds	—	5,001	—	5,001
U.S. Agency bonds	—	2,496	—	2,496
Municipal bonds	—	1,056	—	1,056
	—	8,553	—	8,553
	$—	$15,120	$—	$15,120

	January 3, 2015
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
U.S. Treasury securities	$17,506	$—	$—	$17,506
Corporate bonds	—	20,139	—	20,139
U.S. Agency bonds	—	12,525	—	12,525
Municipal bonds	—	6,953	—	6,953
Commercial paper	—	12,486	—	12,486
	17,506	52,103	—	69,609
Marketable debt securities – non-current
U.S. Treasury securities	14,990	—	—	14,990
Corporate bonds	—	15,236	—	15,236
U.S. Agency bonds	—	10,014	—	10,014
Municipal bonds	—	4,201	—	4,201
	14,990	29,451	—	44,441
	$32,496	$81,554	$—	$114,050

At January 2, 2016 and January 3, 2015, we had $1.6 million and $1.0 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets. We also had corresponding deferred compensation plan liabilities of $1.6 million and $1.0 million at January 2, 2016 and January 3, 2015, respectively, which are included in other long-term liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(4) Investments

Marketable Debt Securities

Investments in marketable debt securities were comprised of the following (in thousands):

	January 2, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$7,532	$—	$(19)	$7,513
Municipal bonds	5,114	—	(3)	5,111
U.S. Agency bonds	2,497	—	(1)	2,496
	$15,143	$—	$(23)	$15,120

	January 3, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$32,507	$12	$(23)	$32,496
Corporate bonds	35,409	2	(36)	35,375
U.S. Agency bonds	22,545	4	(10)	22,539
Municipal bonds	11,157	2	(5)	11,154
Commercial paper	12,487	—	(1)	12,486
	$114,105	$20	$(75)	$114,050

Maturities of marketable debt securities were as follows (in thousands):

	January 2, 2016		January 3, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable debt securities – current (due in less than one year)	$6,575	$6,567	$69,607	$69,609
Marketable debt securities – non-current (due in one to two years)	8,568	8,553	44,498	44,441
	$15,143	$15,120	$114,105	$114,050

During 2015, 2014 and 2013, respectively, we received proceeds of $127.5 million, $54.2 million and $53.3 million, respectively, from marketable debt securities.

Other Investments

We previously held a minority equity investment in one of our strategic product-development partners, BAM Labs, Inc. In September 2015, we completed the acquisition of the remaining outstanding capital stock of BAM Labs, Inc. The carrying value of our equity investment in BAM Labs, Inc. prior to the acquisition was $6.0 million based on the cost method. In connection with the acquisition, our equity investment was remeasured to a fair value of $12.9 million, resulting in a $3.5 million gain net of expenses, including $3.4 million of acquisition-related expenses. The remeasured fair value of our equity investment was based on the fair value of BAM Labs, Inc. at the acquisition date. The net gain of $3.5 million is included in general and administrative expenses on our consolidated statement of operations for the fiscal year ended January 2, 2016. See Note 2, Acquisition of BAM Labs, Inc., for details regarding this acquisition.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(5) Inventories

Inventories consisted of the following (in thousands):

	January 2, 2016	January 3, 2015
Raw materials	$9,349	$10,220
Work in progress	48	411
Finished goods	77,203	42,904
	$86,600	$53,535

Our finished goods inventory, as of January 2, 2016, was comprised of $22.5 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $40.3 million of finished components that were ready for assembly for the completion of beds, and $14.4 million of retail accessories.

Our finished goods inventory, as of January 3, 2015, was comprised of $20.4 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $14.7 million of finished components that were ready for assembly for the completion of beds, and $7.8 million of retail accessories.

(6) Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 2, 2016	January 3, 2015
Land	$1,999	$1,999
Leasehold improvements	91,184	89,203
Furniture and equipment	68,276	59,587
Production machinery, computer equipment and software	191,482	122,913
Property under capital lease	1,077	1,077
Construction in progress	3,540	56,937
Less: Accumulated depreciation and amortization	(153,182)	(166,263)
	$204,376	$165,453

(7) Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

The following is a roll forward of goodwill and indefinite-lived trade name/trademarks (in thousands):

	Twelve Months Ended		Twelve Months Ended
	January 2, 2016		January 3, 2015
	Goodwill	Indefinite-Lived Trade Name/ Trademarks	Goodwill	Indefinite-Lived Trade Name/ Trademarks

Beginning balance	$8,963	$1,396	$8,963	$1,396
SleepIQ LABS	55,083	—	—	—
Ending balance	$64,046	$1,396	$8,963	$1,396

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	January 2, 2016		January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies(1)	$18,851	$2,342	$5,231	$1,342
Customer relationships	2,413	1,020	2,413	675
Trade names/trademarks	101	101	101	101
	$21,365	$3,463	$7,745	$2,118

(1) In September 2015, in connection with the acquisition of BAM Labs, Inc. (now operating as SleepIQ LABS), we acquired $13.6 million of definite-lived intangible assets consisting of developed technologies.

Amortization expense in 2015, 2014 and 2013 for definite-lived intangible assets was $1.3 million, $0.8 million and $0.8 million, respectively. Annual amortization for definite-lived intangible assets is expected to be approximately $2.5 million for each of the next five years.

See Note 2, Acquisition of BAM Labs, Inc., for additional details.

(8) Leases

Rent expense was as follows (in thousands):

Facility Rents:	2015	2014	2013
Minimum rents	$52,650	$47,754	$41,816
Contingent rents	5,168	6,241	5,779
Total	$57,818	$53,995	$47,595

Equipment Rents	$4,362	$3,609	$2,694

The aggregate minimum rental commitments under operating leases for subsequent years are as follows (in thousands):

2016	$59,096
2017	54,938
2018	43,785
2019	34,217
2020	27,792
Thereafter	79,426
Total future minimum lease payments	$299,254

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(9) Credit Agreement

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

The Credit Agreement provides the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the Credit Agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of January 2, 2016, we had no outstanding borrowings or letters of credit and we were in compliance with all financial covenants.

In February 2016, we amended our revolving credit facility (Credit Agreement, as amended) to increase our net aggregate availability from $100 million to $150 million. We maintained the accordion feature which allows us to increase the amount of the credit facility from $150 million to $200 million, subject to Lenders' approval. The Credit Agreement, as amended, matures in February 2021. There were no other changes to the Credit Agreement's terms and conditions.

(10) Shareholders’ Equity

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	2015	2014	2013
Stock options	$2,634	$2,125	$2,698
Stock awards	7,656	4,673	1,534
Total stock-based compensation expense(1)	10,290	6,798	4,232
Income tax benefit	3,413	2,284	1,447
Total stock-based compensation expense, net of tax	$6,877	$4,514	$2,785

(1) Reflects a $1.2 million benefit in 2014 related to a change in estimated forfeitures due to employee turnover.

Stock Options

A summary of our stock option activity was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at January 3, 2015	1,513	$16.06	5.6	$16,642
Granted	135	32.91
Exercised	(252)	11.77
Canceled/Forfeited	(8)	23.46
Outstanding at January 2, 2016	1,388	$18.44	5.3	$7,366

Exercisable at January 2, 2016	1,035	$16.14	4.4	$6,883

Vested and expected to vest at January 2, 2016	1,353	$18.23	5.3	$7,315

(1)	Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Other information pertaining to options was as follows (in thousands, except per share amounts):

	2015	2014	2013
Weighted-average grant date fair value of stock options granted	$15.94	$9.33	$10.57
Total intrinsic value (at exercise) of stock options exercised	$4,592	$2,478	$7,726

Cash received from the exercise of stock options for the fiscal year ended January 2, 2016 was $3.0 million. Our tax benefit related to the exercise of stock options for the fiscal year ended January 2, 2016 was $1.8 million.

At January 2, 2016, there was $2.4 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.7 years.

The assumptions used to calculate the fair value of options granted using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2015	2014	2013
Expected dividend yield	0%	0%	0%
Expected volatility	54%	58%	61%
Risk-free interest rate	1.6%	1.8%	0.9%
Expected term (in years)	5.2	5.3	5.7

Stock Awards

Stock award activity was as follows (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance- and Market-Based Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at January 3, 2015	472	$19.00	630	$18.61
Granted	135	31.57	190	33.32
Vested	(137)	17.30	(45)	13.59
Canceled/Forfeited	(16)	22.14	(65)	28.05
Outstanding at January 2, 2016	454	$23.14	710	$22.01

At January 2, 2016, there was $4.7 million of unrecognized compensation expense related to non-vested time-based stock awards, which is expected to be recognized over a weighted-average period of 1.6 years and $7.4 million of unrecognized compensation expense related to non-vested performance- and market-based stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.

During fiscal 2014, 126,550 market-based stock awards were granted and had a weighted-average grant date fair value of $14.90 per award. These stock awards are reflected in the "Performance- and Market-Based Stock Awards" column in the stock award activity table above. There were no market-based stock awards granted in 2015 or 2013. The assumptions used to calculate the fair value of market-based stock awards granted using the Monte Carlo simulation model were as follows:

Valuation Assumptions	2015	2014	2013
Expected dividend yield	NA	0%	NA
Expected volatility	NA	58%	NA
Risk-free interest rate	NA	0.9%	NA

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	2015	2014	2013
Amount repurchased under Board-approved share repurchase program	$98,446	$45,044	$40,037
Amount repurchased in connection with the vesting of employee restricted stock grants	1,755	1,448	2,035
Total amount repurchased	$100,201	$46,492	$42,072

As of January 2, 2016, the remaining authorization under our Board-approved share repurchase program was $137 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	2015	2014	2013
Net income	$50,519	$67,974	$60,081

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	51,252	53,452	54,866
Dilutive effect of stock-based awards	849	741	937
Diluted weighted-average shares outstanding	52,101	54,193	55,803

Net income per share – basic	$0.99	$1.27	$1.10
Net income per share – diluted	$0.97	$1.25	$1.08

Additional potential dilutive stock options totaling 0.4 million, 0.8 million and 1.3 million for 2015, 2014 and 2013, respectively, have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

(11) Other Income, Net

Other income, net, consisted of the following (in thousands):

	2015	2014	2013
Interest income	$494	$415	375
Interest expense	(160)	(53)	(52)
Other income, net	$334	$362	$323

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(12) Income Taxes

Income tax expense consisted of the following (in thousands):

	2015	2014	2013
Current:
Federal	$7,272	$29,484	$25,091
State	3,870	4,161	3,802
	11,142	33,645	28,893
Deferred:
Federal	13,567	747	1,953
State	202	(258)	84
	13,769	489	2,037
Income tax expense	$24,911	$34,134	$30,930

The following table provides a reconciliation between the statutory federal income tax rate and our effective income tax rate:

	2015	2014	2013
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	2.5	3.0
Non-taxable acquisition-related transactions	(2.6)	—	—
Manufacturing deduction	(1.7)	(3.3)	(3.2)
Changes in unrecognized tax benefits	0.3	0.3	0.3
Other	(1.0)	(1.1)	(1.1)
Effective income tax rate	33.0%	33.4%	34.0%

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2012 or state income tax examinations prior to 2011.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2015	2014
Deferred tax assets:
Current:
Warranty and returns liabilities	$8,985	$5,753
Compensation and benefits	2,323	1,545
Deferred rent and lease incentives	1,117	991
Other	3,653	709
Long-term:
Stock-based compensation	8,756	6,843
Deferred rent and lease incentives	5,860	5,527
Warranty liabilities	1,832	1,051
Net operating loss and capital loss carryforwards	7,290	649
Total gross deferred tax assets	39,816	23,068
Valuation allowance	(1,441)	(552)
Total deferred tax assets after valuation allowance	38,375	22,516
Deferred tax liabilities:
Long-term:
Property and equipment	26,330	9,873
Other	9,009	424
Total gross deferred tax liabilities	35,339	10,297
Net deferred tax assets	$3,036	$12,219

At January 2, 2016, we had net operating loss carryforwards for federal purposes of $16.9 million, which will expire between 2025 and 2034, and for state income tax purposes of $15.1 million, which will expire between 2023 and 2035.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, we assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. We have provided a $1.4 million valuation allowance resulting primarily from our inability to utilize certain foreign net operating losses, and federal and state net operating losses associated with our recent acquisition of BAM Labs, Inc.

Unrecognized Tax Benefits

Reconciliations of the beginning and ending amounts of unrecognized tax benefits for 2015, 2014 and 2013 were as follows (in thousands):

	Federal and State Tax
	2015	2014	2013
Beginning balance	$742	$474	$213
Increases related to current-year tax positions	1,277	172	149
Increases related to prior-year tax positions	113	110	112
Decreases related to prior-year tax positions	—	—	—
Lapse of statute of limitations	(55)	(14)	—
Settlements with taxing authorities	—	—	—
Ending balance	$2,077	$742	$474

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

As of January 2, 2016 and January 3, 2015, we had $2.1 million and $0.7 million, respectively, of unrecognized tax benefits, which if recognized, would affect our effective tax rate. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.

(13) Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2015, 2014 and 2013, our contributions, net of forfeitures, were $4.2 million, $3.7 million and $3.0 million, respectively.

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

On December 4, 2015, Saeid Azimpour, a consumer, filed a purported class-action lawsuit in U.S. District Court in Minnesota alleging he was fraudulently induced to purchase a down alternative pillow at a Sleep Number store based on signage that indicated that the pillow was 50% off. Plaintiff alleges that the price he paid for the pillow was not truly 50% off the price at which Sleep Number previously sold the pillow. Plaintiff asserts 10 causes of action including consumer fraud, unlawful trade practices, deceptive trade practices under Minnesota law, violation of the Minnesota false advertising law, unjust enrichment, violation of the California unfair competition law, violation of the California false advertising law and violation of the California remedies act. Plaintiff seeks to represent all individuals who “purchased one or more items from the Company advertised or priced at a discount from the original retail price at any time between December 1, 2011 and present.” Plaintiff seeks injunctive relief, damages, disgorgement and attorneys’ fees. We believe the claims asserted in this lawsuit are without merit and we intend to vigorously defend this case.

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

Commitments

As of January 2, 2016, we had $9.8 million of inventory purchase commitments and $4.6 million of other commitments. As part of the normal course of business, there are a limited number of inventory supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not currently expect any payments under these provisions. At January 2, 2016, we had entered into 42 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to 11 years, which if consummated based on current cost estimates, would approximate $53 million over the initial lease term. The minimum rentals for these lease commitments have been included in the future minimum lease payments in Note 8, Leases.

(15) Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of our quarterly results (in thousands, except net income per share amounts). Quarterly diluted net income per share amounts may not total to the respective annual amount due to changes in weighted-average shares outstanding during the year.

2015	First	Second	Third	Fourth	Fiscal Year
Net sales	$349,809	$275,289	$373,919	$214,682	$1,213,699
Gross profit	215,833	170,539	233,636	120,743	740,751
Operating income (loss)	43,725	16,629	45,399	(30,657)	75,096
Net income (loss)	28,799	11,038	31,854	(21,172)	50,519
Net income (loss) per share – diluted	0.54	0.21	0.62	(0.42)	0.97

2014	First	Second	Third	Fourth	Fiscal Year
Net sales	$276,412	$234,763	$323,366	$322,216	$1,156,757
Gross profit	171,383	142,397	198,584	194,486	706,850
Operating income	25,802	12,711	35,346	27,887	101,746
Net income	16,992	8,481	23,554	18,947	67,974
Net income per share – diluted	0.31	0.16	0.44	0.35	1.25

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

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of January 2, 2016. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

During the quarter ended January 2, 2016, we implemented a new Enterprise Resource Planning (ERP) system, which is one of the systems used for financial reporting. The implementation involved changes to our financial systems and other systems and accordingly, necessitated changes to our internal controls. Select Comfort's management has reviewed the controls affected by the ERP implementation and what we believe to be appropriate corresponding changes to internal controls as part of the implementation. Select Comfort's management determined that the controls, as modified, are appropriate and functioning effectively as of the end of the fiscal period covered by this report.

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct applicable to our directors, officers and employees (including our principal executive officer, principal financial officer and principal accounting officer). The Code of Business Conduct is available on the Investor Relations section of our website at www.SleepNumber.com. Select the "About" link, then the “Investor Relations” link and the "Corporate Governance" link. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer and principal accounting officer, we intend to disclose the same on our website at www.SleepNumber.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption "Equity Compensation Plan Information" in our Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance” in our Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

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

15.	Select Comfort Corporation Executive Physical Plan

16.	Summary of Executive Tax and Financial Planning Program

17.	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan

18.	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan

19.	Summary of Non-Employee Director Compensation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	March 1, 2016	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ David R. Callen
David R. Callen
Chief Financial Officer
(principal financial officer)

		By:	/s/ Robert J. Poirier
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

Name	Title	Date

/s/ Jean-Michel Valette	Chairman of the Board	February 29, 2106
Jean-Michel Valette

/s/ Shelly R. Ibach	Director	February 29, 2016
Shelly R. Ibach

/s/ Daniel I. Alegre	Director	February 29, 2016
Daniel I. Alegre

/s/ Stephen L. Gulis, Jr.	Director	February 28, 2016
Stephen L. Gulis, Jr.

/s/ Michael J. Harrison	Director	March 1, 2016
Michael J. Harrison

/s/ David T. Kollat	Director	February 28, 2016
David T. Kollat

/s/ Brenda J. Lauderback	Director	February 25, 2016
Brenda J. Lauderback

/s/ Kathleen L. Nedorostek	Director	February 27, 2016
Kathleen L. Nedorostek

/s/ Michael A. Peel	Director	February 29, 2016
Michael A. Peel

SELECT COMFORT CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 2, 2016

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
Incorporated by reference to Exhibit 10.5 contained in Select Comfort's Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.6 contained in Select Comfort's Annual report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-25121)

10.7	Fifth Amendment to Lease dated August 28, 2006 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-25121)

10.8	Lease Agreement dated September 9, 2015 between the Company and Truluck Industries, Inc.	Incorporated by reference to Exhibit 10.3 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

Exhibit No.	Description	Method of Filing

10.09	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.10	Second Amendment to Lease Agreement dated June 15, 2015 between the Company and CLFP - SLIC 8, L.P. (successor in interest to ProLogis Development Services Incorporated)	Incorporated by reference to Exhibit 10.4 contained in Select Comfort's Quarterly report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

10.11	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)

10.12	Select Comfort Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)	Incorporated by reference to Exhibit 10.16 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.13	Form of Nonstatutory Stock Option Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.14	Form of Restricted Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.15	Form of Performance Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.16	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.17	Select Comfort Corporation Amended and Restated 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed May 15, 2013 (File No. 0-25121)

10.18	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.19	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.20	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

Exhibit No.	Description	Method of Filing
10.21	Select Comfort Executive Investment Plan (December 1, 2014 Restatement)	Incorporated by reference to Exhibit 10.21 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-25121)

10.22	Employment Offer Letter from Select Comfort Corporation to Shelly R. Ibach dated February 9, 2007	Incorporated by reference to Exhibit 10.30 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (File No. 0-25121)

10.23	Employment Offer Letter from Select Comfort Corporation to David R. Callen dated March 14, 2014	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed March 20, 2014

10.24	Employment Offer Letter from Select Comfort Corporation to Kathryn V. Roedel dated March 8, 2005	Incorporated by reference to Exhibit 10.17 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.25	Employment Offer Letter from Select Comfort Corporation to Mark A. Kimball dated April 22, 1999	Incorporated by reference to Exhibit 10.25 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

10.26	Select Comfort Corporation Executive Physical Plan	Incorporated by reference to Exhibit 10.27 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-25121)

10.27	Summary of Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed January 3, 2005 (File No. 0-25121)

10.28	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed August 21, 2008 (File No. 0-25121)

10.29	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.34 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 0-25121)

10.30	Summary of Non-Employee Director Compensation	Filed herewith

10.31	Master Supply Agreement dated July 16, 2013 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 (File No. 0-25121)

10.32	Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Select Comfort Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 (File No. 0-25121)

Exhibit No.	Description	Method of Filing
10.33	First Amendment to Retailer Program Agreement, dated effective as of October 1, 2014 by and between Synchrony Bank, Select Comfort Corporation and Select Comfort Retail Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed October 1, 2014 (File No. 0-25121)

10.34	Second Amendment to Retailer Program Agreement, dated November 4, 2015 by and between Synchrony Bank, Select Comfort Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.5 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

10.35	Select Comfort Corporation Non-Employee Director Deferral Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed September 16, 2011 (File No. 0-25121)

10.36	Credit and Security Agreement dated September 9, 2015 among Select Comfort Corporation, KeyBank National Association and BMO Harris Bank, N.A.	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

10.37	Agreement and Plan of Merger dated September 9, 2015 by and among Select Comfort Corporation, SCC Subsidiary Corp., BAM Labs, Inc. and Shareholder Representative Services LLC	Incorporated by reference to Exhibit 10.1 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on signature page

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)

Exhibit No.	Description	Method of Filing
101
The following financial information from the Company's Annual Report on Form 10-K for the period ended January 2, 2016, filed with the SEC on March 1, 2016, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015; (ii) Consolidated Statements of Operations for the years ended January 2, 2016, January 3, 2015 and December 28, 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended January 2, 2016, January 3, 2015 and December 28, 2013; (iv) Consolidated Statement of Shareholders' Equity for the years ended January 2, 2016, January 3, 2015 and December 28, 2013; (v) Consolidated Statements of Cash Flows for the years ended January 2, 2016, January 3, 2015 and December 28, 2013; and (vi) Notes to Consolidated Financial Statements.
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

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Description	2015	2014	2013
Allowance for doubtful accounts
Balance at beginning of period	$739	$425	$348
Additions charged to costs and expenses	1,577	729	776
Deductions from reserves	(1,277)	(415)	(699)
Balance at end of period	$1,039	$739	$425

Accrued sales returns
Balance at beginning of period	$15,262	$9,433	$5,330
Additions charged to costs and expenses	84,265	78,890	59,656
Deductions from reserves	(78,965)	(73,061)	(55,553)
Balance at end of period	$20,562	$15,262	$9,433