Form 10-Q
period 2016-04-02
SELECT COMFORT CORP
filed 2016-05-09
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 2, 2016

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

As of April 2, 2016, 46,686,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	April 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$29,520	$20,994
Marketable debt securities – current	—	6,567
Accounts receivable, net of allowance for doubtful accounts of $1,115 and $1,039, respectively	20,186	29,002
Inventories	80,967	86,600
Income taxes receivable	—	15,284
Prepaid expenses	12,019	10,207
Deferred income taxes	15,521	15,535
Other current assets	14,116	13,737
Total current assets	172,329	197,926

Non-current assets:
Marketable debt securities – non-current	—	8,553
Property and equipment, net	203,500	204,376
Goodwill and intangible assets, net	82,711	83,344
Other assets	22,463	19,197
Total assets	$481,003	$513,396

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$96,608	$103,941
Customer prepayments	30,936	51,473
Accrued sales returns	22,910	20,562
Compensation and benefits	26,345	15,670
Taxes and withholding	19,294	9,856
Other current liabilities	24,124	23,447
Total current liabilities	220,217	224,949

Non-current liabilities:
Warranty liabilities	4,907	4,942
Deferred income taxes	14,116	12,499
Other long-term liabilities	54,579	48,667
Total liabilities	293,819	291,057

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 46,686 and 49,402 shares issued and outstanding, respectively	467	494
Additional paid-in capital	—	—
Retained earnings	186,717	221,859
Accumulated other comprehensive loss	—	(14)
Total shareholders’ equity	187,184	222,339
Total liabilities and shareholders’ equity	$481,003	$513,396

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net sales	$352,980	$349,809
Cost of sales	143,906	133,976
Gross profit	209,074	215,833

Operating expenses:
Sales and marketing	150,668	140,503
General and administrative	30,906	28,254
Research and development	7,602	3,351
Total operating expenses	189,176	172,108
Operating income	19,898	43,725
Other (expense) income, net	(97)	153
Income before income taxes	19,801	43,878
Income tax expense	6,832	15,079
Net income	$12,969	$28,799

Basic net income per share:
Net income per share – basic	$0.27	$0.55
Weighted-average shares – basic	48,100	52,346
Diluted net income per share:
Net income per share – diluted	$0.27	$0.54
Weighted-average shares – diluted	48,845	53,326

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net income	$12,969	$28,799
Other comprehensive income – unrealized gain on available-for-sale marketable debt securities, net of income tax	14	72
Comprehensive income	$12,983	$28,871

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at January 2, 2016	49,402	$494	$—	$221,859	$(14)	$222,339
Net income	—	—	—	12,969	—	12,969
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	14	14
Exercise of common stock options	—	—	6	—	—	6
Tax effect from stock-based compensation	—	—	(670)	—	—	(670)
Stock-based compensation	(12)	—	3,766	—	—	3,766
Repurchases of common stock	(2,704)	(27)	(3,102)	(48,111)	—	(51,240)
Balance at April 2, 2016	46,686	$467	$—	$186,717	$—	$187,184

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net income	$12,969	$28,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,854	10,783
Stock-based compensation	3,766	2,782
Net loss on disposals and impairments of assets	1	177
Excess tax benefits from stock-based compensation	(26)	(858)
Deferred income taxes	1,622	(3,415)
Changes in operating assets and liabilities:
Accounts receivable	8,816	1,780
Inventories	5,633	(2,469)
Income taxes	16,558	15,453
Prepaid expenses and other assets	(1,272)	(1,661)
Accounts payable	(495)	7,458
Customer prepayments	(20,537)	(2,591)
Accrued compensation and benefits	10,677	(8,977)
Other taxes and withholding	7,493	(58)
Warranty liabilities	(261)	900
Other accruals and liabilities	5,183	761
Net cash provided by operating activities	63,981	48,864

Cash flows from investing activities:
Proceeds from marketable debt securities	15,090	16,244
Purchases of property and equipment	(12,289)	(17,796)
Proceeds from sales of property and equipment	14	33
Investments in marketable debt securities	—	(18,195)
Net cash provided by (used in) investing activities	2,815	(19,714)

Cash flows from financing activities:
Repurchases of common stock	(51,240)	(20,475)
Net decrease in short-term borrowings	(6,661)	(16,530)
Proceeds from issuance of common stock	6	1,353
Excess tax benefits from stock-based compensation	26	858
Debt issuance costs	(401)	—
Net cash used in financing activities	(58,270)	(34,794)

Net increase (decrease) in cash and cash equivalents	8,526	(5,644)
Cash and cash equivalents, at beginning of period	20,994	51,995
Cash and cash equivalents, at end of period	$29,520	$46,351

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended April 2, 2016 of Select Comfort Corporation and 100%-owned subsidiaries (Select Comfort or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of April 2, 2016, and January 2, 2016, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 and other recent filings with the SEC.

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
In March 2016, the FASB issued new guidance on the accounting for and disclosure of stock-based compensation. The new guidance is intended to simplify several aspects of the accounting for stock-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This new guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy, our financial assets at January 2, 2016, that were accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair value (in thousands). At April 2, 2016, we did not hold any financial assets that required a fair value measurement on a recurring basis.

	January 2, 2016
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
Municipal bonds	$—	$4,055	$—	$4,055
Corporate bonds	—	2,512	—	2,512
	—	6,567	—	6,567
Marketable debt securities – non-current
Corporate bonds	—	5,001	—	5,001
U.S. Agency bonds	—	2,496	—	2,496
Municipal bonds	—	1,056	—	1,056
	—	8,553	—	8,553
	$—	$15,120	$—	$15,120

At April 2, 2016 and January 2, 2016, we had $1.7 million and $1.6 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets. We also had corresponding deferred compensation plan liabilities of $1.7 million and $1.6 million at April 2, 2016 and January 2, 2016, respectively, which are included in other long-term liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Marketable Debt Securities

The following table sets forth our investments in marketable debt securities at January 2, 2016 (in thousands). We did not hold any marketable debt securities at April 2, 2016.

	January 2, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$7,532	$—	$(19)	$7,513
Municipal bonds	5,114	—	(3)	5,111
U.S. Agency bonds	2,497	—	(1)	2,496
	$15,143	$—	$(23)	$15,120

Maturities of marketable debt securities were as follows (in thousands):

	January 2, 2016
	Amortized Cost	Fair Value
Marketable debt securities – current (due in less than one year)	$6,575	$6,567
Marketable debt securities – non-current (due in one to two years)	8,568	8,553
	$15,143	$15,120

During the three months ended April 2, 2016 and April 4, 2015, we received proceeds of $15.1 million and $16.2 million, respectively, from marketable debt securities.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Inventories

Inventories consisted of the following (in thousands):

	April 2, 2016	January 2, 2016
Raw materials	$6,578	$9,349
Work in progress	47	48
Finished goods	74,342	77,203
	$80,967	$86,600

5. Goodwill and Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets

At both April 2, 2016 and January 2, 2016, our condensed consolidated balance sheets included goodwill of $64.0 million and indefinite-lived trade name/trademarks of $1.4 million.

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	April 2, 2016		January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$2,889	$18,851	$2,342
Customer relationships	2,413	1,106	2,413	1,020
Trade names/trademarks	101	101	101	101
	$21,365	$4,096	$21,365	$3,463

Amortization expense for the three months ended April 2, 2016 and April 4, 2015, was $0.6 million and $0.2 million, respectively.

6. Credit Agreement

Our revolving credit facility, as amended, (Credit Agreement) is for general corporate purposes with net aggregate availability of $150 million. The Credit Agreement contains an accordion feature that allows us to increase the amount of the credit facility from $150 million up to $200 million in total availability, subject to Lenders' approval. The Credit Agreement matures in February 2021.

The Credit Agreement provides the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the Credit Agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of April 2, 2016, we had no outstanding borrowings or letters of credit and we were in compliance with all financial covenants.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Amount repurchased under Board-approved share repurchase program	$50,000	$20,007
Amount repurchased in connection with the vesting of employee restricted stock grants	1,240	468
Total amount repurchased	$51,240	$20,475

As of April 2, 2016, the remaining share repurchase authorization under our Board-approved share repurchase plan was $87 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of share repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

8. Stock-Based Compensation

Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Stock options	$615	$644
Stock awards	3,151	2,138
Total stock-based compensation expense	3,766	2,782
Income tax benefit	1,299	960
Total stock-based compensation expense, net of tax	$2,467	$1,822

9. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each calendar quarter, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended April 2, 2016 and April 4, 2015, our contributions, net of forfeitures, were $1.3 million and $1.2 million, respectively.

10. Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Interest expense	$(106)	$(10)
Interest income	9	163
Other (expense) income, net	$(97)	$153

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2016	April 4, 2015
Net income	$12,969	$28,799

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	48,100	52,346
Dilutive effect of stock-based awards	745	980
Diluted weighted-average shares outstanding	48,845	53,326

Net income per share – basic	$0.27	$0.55
Net income per share – diluted	$0.27	$0.54
Anti-dilutive stock-based awards excluded from the calculations of diluted net income per share calculations were immaterial for the periods presented.

12. Commitments and Contingencies

Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Balance at beginning of year	$20,562	$15,262
Additions that reduce net sales	23,636	23,077
Deductions from reserves	(21,288)	(23,174)
Balance at end of period	$22,910	$15,165

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Balance at beginning of year	$10,028	$5,824
Additions charged to costs and expenses for current-year sales	3,585	3,008
Deductions from reserves	(3,272)	(2,318)
Changes in liability for pre-existing warranties during the current year, including expirations	(574)	211
Balance at end of period	$9,767	$6,725

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

These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;

•	The effectiveness of our marketing messages;

•	The efficiency of our advertising and promotional efforts;

•	Our ability to execute our Company-Controlled distribution strategy;

•	Our ability to achieve and maintain acceptable levels of product and service quality, and acceptable product return and warranty claims rates;

•	Our ability to continue to improve and expand our product line;

•	Consumer acceptance of our products, product quality, innovation and brand image;

•
Industry competition, the emergence of additional competitive products, and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;

•	Availability of attractive and cost-effective consumer credit options;

•	Pending and unforeseen litigation and the potential for adverse publicity associated with litigation;

•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	The vulnerability of key suppliers to recessionary pressures, labor negotiations, liquidity concerns or other factors;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities;

•	Risks of disruption in the operation of either of our two main manufacturing facilities;

•	Increasing government regulations, which have added or may add cost pressures or process changes to ensure compliance;

•	The adequacy of our management information systems to meet the evolving needs of our business and to protect sensitive data from potential cyber threats;

•	The costs, distractions and potential disruptions to our business related to upgrading our management information systems;

•	Our ability to attract, retain and motivate qualified management, executive and other key employees, including qualified retail sales professionals and managers; and

•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

Highlights

Financial highlights for the period ended April 2, 2016 were as follows:

•
In the fourth quarter 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically-integrated Enterprise Resource Planning (ERP) system. We experienced technical and operational issues in our plants and supply chain as we ramped up the new system, which led to delivery delays and inconveniences for our customers. During the first quarter 2016, we continued to make progress resolving technical and operational issues associated with the ERP implementation, with the

Index

completion of our implementation by quarter end. The system is effectively operating at normal service levels across our vertical enterprise.

•
Net sales for the quarter increased 1% to $353 million, compared with $350 million for the same period one year ago. The sales increase was driven by 5 percentage points of growth from sales generated by 34 net new stores opened in the past 12 months, partially offset by a 4% comparable sales decline in our Company-Controlled channel.

•	Sales per store (for stores open at least one year), on a trailing twelve-month basis for the period ended April 2, 2016, were $2.4 million, in line with the prior-year trailing twelve-month period.

•
Operating income for the quarter decreased to $20 million, or 5.6% of net sales, compared with $44 million, or 12.5% of net sales, for the same period one year ago. The decrease in operating income was attributable to: (i) increases in cost of sales and operating expenses related to execution inefficiencies associated with our ERP implementation; (ii) $4.3 million of additional research and development expenses to support the advancement of our product innovation pipeline (including $3.3 million of expenses related to SleepIQ LABS' operations that was acquired on September 15, 2015); and (iii) increases in miscellaneous other operating expenses to support the growth of the business, including incremental depreciation expense related to our new ERP system.

•	Net income for the quarter decreased to $13 million, or $0.27 per diluted share, compared with net income of $29 million, or $0.54 per diluted share, for the same period one year ago.

•	Cash provided by operating activities totaled $64 million for the three months ended April 2, 2016, compared with $49 million for the same period one year ago.

•	At April 2, 2016, cash and cash equivalents totaled $30 million and there were no borrowings under our revolving credit facility.

•
In the first quarter of 2016, we repurchased 2,637,400 shares of our common stock under our Board-approved share repurchase program at a cost of $50 million (an average of $18.96 per share) compared with $20 million in the first quarter of 2015. As of April 2, 2016, the remaining authorization under our Board-approved share repurchase program was $87 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	April 2, 2016		April 4, 2015
Net sales	$353.0	100.0%	$349.8	100.0%
Cost of sales	143.9	40.8%	134.0	38.3%
Gross profit	209.1	59.2%	215.8	61.7%

Operating expenses:
Sales and marketing	150.7	42.7%	140.5	40.2%
General and administrative	30.9	8.8%	28.3	8.1%
Research and development	7.6	2.2%	3.4	1.0%
Total operating expenses	189.2	53.6%	172.1	49.2%
Operating income	19.9	5.6%	43.7	12.5%
Other (expense) income, net	(0.1)	0.0%	0.2	0.0%
Income before income taxes	19.8	5.6%	43.9	12.5%
Income tax expense	6.8	1.9%	15.1	4.3%
Net income	$13.0	3.7%	$28.8	8.2%

Net income per share:
Basic	$0.27		$0.55
Diluted	$0.27		$0.54

Weighted-average number of common shares:
Basic	48.1		52.3
Diluted	48.8		53.3

Index

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Company-Controlled channel	97.3%	97.5%
Wholesale/Other channel	2.7%	2.5%
Total	100.0%	100.0%

The components of total net sales growth, including comparable net sales changes, were as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Sales change rates:
Retail comparable-store sales(1)	(4%)	22%
E-Commerce and Direct	8%	17%
Company-Controlled comparable sales change	(4%)	22%
Net store openings/closings	5%	6%
Total Company-Controlled channel	1%	28%
Wholesale/Other channel	10%	(19%)
Total net sales change	1%	27%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015(3)
Average sales per store ($ in thousands)(1)	$2,363	$2,424
Average sales per square foot(1)	$960	$1,038
Stores > $1 million in net sales(1)	98%	99%
Stores > $2 million in net sales(1)	61%	63%
Average revenue per mattress unit – Company-Controlled channel(2)	$3,978	$3,923

(1) Trailing twelve months for stores included in our comparable store sales calculation.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.
(3) Fiscal 2014 included 53 weeks, as compared to 52 weeks in fiscal 2016 and 2015. The additional week in 2014 was in the fiscal fourth quarter. Company-Controlled comparable sales metrics have been adjusted to remove the estimated impact of the additional week on those metrics.

The number of retail stores operating was as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Beginning of period	488	463
Opened	14	8
Closed	(5)	(8)
End of period	497	463

Index

Comparison of Three Months Ended April 2, 2016 with Three Months Ended April 4, 2015

Enterprise Resource Planning (ERP) system
In the fourth quarter 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically-integrated Enterprise Resource Planning (ERP) system. We experienced technical and operational issues in our plants and supply chain as we ramped up the new system, which led to delivery delays and inconveniences for our customers. During the first quarter 2016, we continued to make progress resolving technical and operational issues associated with the ERP implementation, with the completion of our implementation by quarter end. The system is effectively operating at normal service levels across our vertical enterprise.
Net sales
Net sales increased 1% to $353 million for the three months ended April 2, 2016, compared with $350 million for the same period one year ago. The sales increase was driven by 4 percentage points (ppt.) of growth from sales generated by 34 net new stores opened in the past 12 months, offset by a 4% comparable sales decrease in our Company-Controlled channel. Net sales for the three months ended April 2, 2016 benefited from the reduction of our fourth quarter 2015 ending order backlog, offset by sales pressures from elevated order cancellations, customer appeasements and higher than normal sales returns resulting from our ERP implementation challenges.

The $3 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $14 million increase resulting from net store openings; (ii) a $1 million increase in Wholesale/Other channel sales; partially offset by (iii) a $12 million decrease in sales from our Company-Controlled comparable retail stores. Company-Controlled mattress unit sales decreased 1% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 1% to $3,978.

Gross profit
Gross profit of $209 million decreased by $7 million, or 3%, compared with the same period one year ago. The gross profit rate was 59.2% of net sales for the three months ended April 2, 2016, compared with 61.7% for the prior-year period. The 2.5 ppt. decrease in the gross profit rate was primarily due to: (i) appeasements, labor inefficiencies, increased material costs and excess freight from actions taken to manage operating issues resulting from our ERP implementation; and (ii) higher sales return costs. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including raw material price fluctuations, warranty expenses and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended April 2, 2016 increased to $151 million, or 42.7% of net sales, compared with $141 million, or 40.2% of net sales, for the same period one year ago. The 2.5 ppt. increase in the sales and marketing expense rate in the current period was mainly due to: (i) an increase in customer financing expenses, as a larger percentage of our customers took advantage of promotional financing offers; (ii) the deleveraging impact from the 4% comparable sales decline; and (iii) higher customer service costs resulting from our ERP implementation challenges.

General and administrative expenses
General and administrative (G&A) expenses increased $3 million to $31 million for the three months ended April 2, 2016, compared with $28 million in the same period one year ago, and increased to 8.8% of net sales, compared with 8.1% of net sales last year. The increase in G&A expenses was primarily due to: (i) a $2.4 million increase in employee compensation, including incremental compensation costs to support our strategic growth drivers; and (ii) $2.4 million of additional depreciation expenses resulting from the increase in capital expenditures to support the growth of the business, including our new ERP system which was launched in the fourth quarter of 2015; partially offset by (iii) a $2.1 million decrease in miscellaneous other expenses, including costs associated with proxy preparation, filing and consulting services. The G&A expense rate increased by 0.7 ppt. in the current period compared with the same period one year ago due to the items discussed above.

Research and development expenses
Research and development (R&D) expenses for the three months ended April 2, 2016 were $7.6 million, or 2.2% of net sales, compared with $3.4 million, or 1.0% of net sales, for the same period one year ago. The $4.3 million increase in R&D expenses was due to increased investments to support product innovations, including $3.3 million of expenses related to SleepIQ LABS' operations (acquired on September 15, 2015). The $4.3 million increase is consistent with our long-term consumer innovation strategy.

Index

Liquidity and Capital Resources

As of April 2, 2016, cash and cash equivalents totaled $30 million compared with cash, cash equivalents and marketable debt securities of $36 million as of January 2, 2016. The $7 million decrease was primarily due to $64 million of cash provided by operating activities, which was more than offset by $12 million of cash used to purchase property and equipment, $51 million of cash used to repurchase our common stock ($50.0 million under our Board-approved share repurchase program and $1.2 million in connection with the vesting of employee restricted stock grants) and a $7 million net decrease in short-term borrowings.

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	April 2, 2016	April 4, 2015
Total cash provided by (used in):
Operating activities	$64.0	$48.9
Investing activities	2.8	(19.7)
Financing activities	(58.3)	(34.8)
Net increase (decrease) in cash and cash equivalents	$8.5	$(5.6)

Cash provided by operating activities for the three months ended April 2, 2016 was $64 million compared with $49 million for the three months ended April 4, 2015. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $16 million decrease in net income for the three months ended April 2, 2016 compared with the same period one year ago; (ii) a $20 million fluctuation in accrued compensation and benefits which primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was earned in 2014 and paid in the first quarter of 2015, compared with no company-wide incentive compensation earned in 2015 and paid in the first quarter of 2016; and (iii) the ERP implementation issues we experienced in our plants and supply chain during the fourth quarter of 2015 that resulted in higher inventory levels, increased accounts receivables, increased accounts payables and higher customer prepayments at the end of 2015.

Net cash provided by investing activities was $3 million for the three months ended April 2, 2016, compared with net cash used in investing activities of $20 million for the same period one year ago. Investing activities for the current-year period included $12 million of property and equipment purchases, compared with $18 million for the same period one year ago. On a net basis, we decreased our investments in marketable debt securities by $15 million during the three months ended April 2, 2016, compared with a net increase of $2 million during the comparable period one year ago.

Net cash used in financing activities was $58 million for the three months ended April 2, 2016, compared with $35 million for the same period one year ago. During the three months ended April 2, 2016, we repurchased $51.2 million of our stock ($50.0 million under our Board-approved share repurchase program and $1.2 million in connection with the vesting of employee restricted stock grants) compared with $20.5 million ($20.0 million under our Board-approved share repurchase program and $0.5 million in connection with the vesting of employee restricted stock grants) during the same period one year ago. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

Under the Board-approved share repurchase program, we repurchased 2,637,400 shares at a cost of $50 million (an average of $18.96 per share) during the three months ended April 2, 2016. During the three months ended April 4, 2015, we repurchased 635,652 shares at a cost of $20 million (an average of $31.48 per share). As of April 2, 2016, the remaining share repurchase authorization under our Board-approved share repurchase plan was $87 million. There is no expiration date governing the period over which we can repurchase shares.

Our revolving credit facility (Credit Agreement) is for general corporate purposes with net aggregate availability of $150 million. The Credit Agreement contains an accordion feature that allows us to increase the amount of the credit facility from $150 million up to $200 million in total availability, subject to Lenders' approval. The Credit Agreement matures in February 2021.

The Credit Agreement provides the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the Credit Agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of April 2, 2016, we had no outstanding borrowings or letters of credit and we were in compliance with all financial covenants.

Index

Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. The $30 million of cash and cash equivalents, cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of April 2, 2016 we were in compliance with all financial covenants.

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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net income	$12,969	$28,799	$34,689	$79,781
Income tax expense	6,832	15,079	16,664	40,301
Interest expense	106	10	256	53
Depreciation and amortization	13,757	10,544	50,129	40,426
Stock-based compensation	3,766	2,782	11,274	9,688
Asset impairments	15	209	67	703
Adjusted EBITDA	$37,445	$57,423	$113,079	$170,952

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net cash provided by operating activities	$63,981	$48,864	$123,059	$154,468
Subtract: Purchases of property and equipment	12,289	17,796	80,079	77,730
Free cash flow	$51,692	$31,068	$42,980	$76,738

Index

Non-GAAP Data (continued)

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

	Trailing-Twelve Months Ended
	April 2, 2016	April 4, 2015
Net operating profit after taxes (NOPAT)
Operating income	$51,270	$119,669
Add: Rent expense(1)	63,204	59,592
Add: Interest income	340	466
Less: Depreciation on capitalized operating leases(2)	(16,501)	(14,761)
Less: Income taxes(3)	(31,992)	(55,697)
NOPAT	$66,321	$109,269

Average invested capital
Total equity	$187,184	$270,254
Less: Cash greater than target(4)	—	(36,125)
Add: Long-term debt(5)	—	—
Add: Capitalized operating lease obligations(6)	505,632	476,736
Total invested capital at end of period	$692,816	$710,865
Average invested capital(7)	$729,234	$661,708
Return on invested capital (ROIC)(8)	9.1%	16.5%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 32.5% and 33.8% for 2016 and 2015, respectively.

(4) Cash greater than target is defined as cash, cash equivalents and marketable debt securities less customer prepayments in excess of $100 million.

(5) Long-term debt includes existing capital lease obligations, if applicable.

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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations

As of April 2, 2016, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at April 2, 2016.

There has been no material change in our contractual obligations since the end of fiscal 2015. See Note 6, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 for additional information regarding our other contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016. There were no significant changes in our critical accounting policies since the end of fiscal 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our cash and cash equivalents. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our cash and cash equivalents as of April 2, 2016 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of April 2, 2016, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 3, 2016 through January 30, 2016	770,022	$19.91	768,340	$121,242,000
January 31, 2016 through February 27, 2016	853,896	18.24	837,250	105,957,000
February 28, 2016 through April 2, 2016	1,079,801	18.83	1,031,810	86,542,000
Total	2,703,719	$18.95	2,637,400	$86,542,000

(1)
Under the current Board-approved $250 million share repurchase program, we repurchased 2,637,400 shares of our common stock at a cost of $50.0 million (based on trade dates) during the three months ended April 2, 2016.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 66,319 shares of our common stock at a cost of $1.2 million during the three months ended April 2, 2016.

(3)
There is no expiration date governing the period over which we can repurchase shares under our Board-approved $250 million share repurchase program (increased to $250 million as of September 17, 2014). Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing
10.1
First Amendment Agreement to Credit and Security Agreement dated as of September 9, 2015 by and among Select Comfort Corporation, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other financial institutions from time to time party thereto

Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed February 25, 2016
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2016, filed with the SEC on May 9, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of April 2, 2016 and January 2, 2016; (ii) Condensed Consolidated Statements of Operations for the three months ended April 2, 2016 and April 4, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2016 and April 4, 2015; (iv) Condensed Consolidated Statement of Shareholders' Equity for the three months ended April 2, 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2016 and April 4, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	May 9, 2016	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
10.1
First Amendment Agreement to Credit and Security Agreement dated as of September 9, 2015 by and among Select Comfort Corporation, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other financial institutions from time to time party thereto

Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed February 25, 2016
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended April 2, 2016, filed with the SEC on May 9, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of April 2, 2016 and January 2, 2016; (ii) Condensed Consolidated Statements of Operations for the three months ended April 2, 2016 and April 4, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2016 and April 4, 2015; (iv) Condensed Consolidated Statement of Shareholders' Equity for the three months ended April 2, 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2016 and April 4, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith