Form 10-Q
period 2016-07-02
SELECT COMFORT CORP
filed 2016-08-01
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 2, 2016

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

As of July 2, 2016, 45,929,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	July 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$2,401	$20,994
Marketable debt securities – current	—	6,567
Accounts receivable, net of allowance for doubtful accounts of $1,001 and $1,039, respectively	23,513	29,002
Inventories	73,696	86,600
Income taxes receivable	—	15,284
Prepaid expenses	16,415	10,207
Deferred income taxes	15,527	15,535
Other current assets	15,785	13,737
Total current assets	147,337	197,926

Non-current assets:
Marketable debt securities – non-current	—	8,553
Property and equipment, net	202,082	204,376
Goodwill and intangible assets, net	82,079	83,344
Other assets	23,244	19,197
Total assets	$454,742	$513,396

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving credit facility	$16,000	$—
Accounts payable	85,814	103,941
Customer prepayments	24,588	51,473
Accrued sales returns	15,755	20,562
Compensation and benefits	25,683	15,670
Taxes and withholding	12,344	9,856
Other current liabilities	25,854	23,447
Total current liabilities	206,038	224,949

Non-current liabilities:
Deferred income taxes	13,485	12,499
Other long-term liabilities	61,412	53,609
Total liabilities	280,935	291,057

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 45,929 and 49,402 shares issued and outstanding, respectively	459	494
Additional paid-in capital	—	—
Retained earnings	173,348	221,859
Accumulated other comprehensive loss	—	(14)
Total shareholders’ equity	173,807	222,339
Total liabilities and shareholders’ equity	$454,742	$513,396

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$276,878	$275,289	$629,858	$625,098
Cost of sales	105,617	104,750	249,523	238,726
Gross profit	171,261	170,539	380,335	386,372

Operating expenses:
Sales and marketing	134,785	126,627	285,453	267,130
General and administrative	27,018	23,880	57,924	52,134
Research and development	7,062	3,403	14,664	6,754
Total operating expenses	168,865	153,910	358,041	326,018
Operating income	2,396	16,629	22,294	60,354
Other (expense) income, net	(229)	133	(326)	286
Income before income taxes	2,167	16,762	21,968	60,640
Income tax expense	751	5,724	7,583	20,803
Net income	$1,416	$11,038	$14,385	$39,837

Basic net income per share:
Net income per share – basic	$0.03	$0.21	$0.30	$0.77
Weighted-average shares – basic	46,394	51,672	47,247	52,009
Diluted net income per share:
Net income per share – diluted	$0.03	$0.21	$0.30	$0.75
Weighted-average shares – diluted	47,044	52,544	47,945	52,935

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$1,416	$11,038	$14,385	$39,837
Other comprehensive (loss) income – unrealized (loss) gain on available-for-sale marketable debt securities, net of income tax	—	(20)	14	52
Comprehensive income	$1,416	$11,018	$14,399	$39,889

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at January 2, 2016	49,402	$494	$—	$221,859	$(14)	$222,339
Net income	—	—	—	14,385	—	14,385
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	14	14
Exercise of common stock options	148	1	1,622	—	—	1,623
Tax effect from stock-based compensation	—	—	(794)	—	—	(794)
Stock-based compensation	5	—	7,606	—	—	7,606
Repurchases of common stock	(3,626)	(36)	(8,434)	(62,896)	—	(71,366)
Balance at July 2, 2016	45,929	$459	$—	$173,348	$—	$173,807

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net income	$14,385	$39,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,960	21,903
Stock-based compensation	7,606	5,828
Net loss on disposals and impairments of assets	7	184
Excess tax benefits from stock-based compensation	(472)	(1,945)
Deferred income taxes	985	(4,515)
Changes in operating assets and liabilities:
Accounts receivable	5,489	(825)
Inventories	12,904	(14,842)
Income taxes	15,324	4,221
Prepaid expenses and other assets	(6,838)	(944)
Accounts payable	(15,282)	7,879
Customer prepayments	(26,885)	(3,066)
Accrued compensation and benefits	9,249	(8,121)
Other taxes and withholding	1,654	(2,622)
Other accruals and liabilities	1,034	2,082
Net cash provided by operating activities	47,120	45,054

Cash flows from investing activities:
Purchases of property and equipment	(23,764)	(38,938)
Proceeds from marketable debt securities	15,090	41,932
Proceeds from sales of property and equipment	67	41
Investments in marketable debt securities	—	(19,306)
Net cash used in investing activities	(8,607)	(16,271)

Cash flows from financing activities:
Repurchases of common stock	(71,366)	(51,629)
Net increase (decrease) in short-term borrowings	12,574	(7,478)
Proceeds from issuance of common stock	1,623	2,458
Excess tax benefits from stock-based compensation	472	1,945
Debt issuance costs	(409)	—
Net cash used in financing activities	(57,106)	(54,704)

Net decrease in cash and cash equivalents	(18,593)	(25,921)
Cash and cash equivalents, at beginning of period	20,994	51,995
Cash and cash equivalents, at end of period	$2,401	$26,074

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended July 2, 2016 of Select Comfort Corporation and 100%-owned subsidiaries (Select Comfort or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of July 2, 2016, and January 2, 2016, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

In November 2015, the FASB issued new guidance related to classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as non-current on the balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. The adoption is not expected to have a material impact on our consolidated results of operations, cash flows or financial position.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy, our financial assets at January 2, 2016, that were accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair value (in thousands). At July 2, 2016, we did not hold any financial assets that required a fair value measurement on a recurring basis.

	January 2, 2016
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
Municipal bonds	$—	$4,055	$—	$4,055
Corporate bonds	—	2,512	—	2,512
	—	6,567	—	6,567
Marketable debt securities – non-current
Corporate bonds	—	5,001	—	5,001
U.S. Agency bonds	—	2,496	—	2,496
Municipal bonds	—	1,056	—	1,056
	—	8,553	—	8,553
	$—	$15,120	$—	$15,120

At July 2, 2016 and January 2, 2016, we had $1.9 million and $1.6 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets. We also had corresponding deferred compensation plan liabilities of $1.9 million and $1.6 million at July 2, 2016 and January 2, 2016, respectively, which are included in other long-term liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Marketable Debt Securities

The following table sets forth our investments in marketable debt securities at January 2, 2016 (in thousands). We did not hold any marketable debt securities at July 2, 2016.

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

During the three months ended July 4, 2015, we received proceeds of $25.6 million from marketable debt securities. There were no proceeds from marketable debt securities for the three months ended July 2, 2016. During the six months ended July 2, 2016 and July 4, 2015, we received proceeds of $15.1 million and $41.8 million, respectively, from marketable debt securities.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Inventories

Inventories consisted of the following (in thousands):

	July 2, 2016	January 2, 2016
Raw materials	$6,514	$9,349
Work in progress	47	48
Finished goods	67,135	77,203
	$73,696	$86,600

5. Goodwill and Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets

At both July 2, 2016 and January 2, 2016, our condensed consolidated balance sheets included goodwill of $64.0 million and indefinite-lived trade name/trademarks of $1.4 million.

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	July 2, 2016		January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$3,435	$18,851	$2,342
Customer relationships	2,413	1,192	2,413	1,020
Trade names/trademarks	101	101	101	101
	$21,365	$4,728	$21,365	$3,463

Amortization expense for the three months ended July 2, 2016 and July 4, 2015, was $0.6 million and $0.2 million, respectively. Amortization expense for the six months ended July 2, 2016 and July 4, 2015, was $1.3 million and $0.4 million, respectively.

6. Credit Agreement

Our revolving credit facility, as amended, has a net aggregate availability of $150 million. The credit facility is for general corporate purposes and is utilized to meet our seasonal working capital requirements. The credit facility contains an accordion feature that allows us to increase the amount of the available credit from $150 million up to $200 million, subject to Lenders' approval. The credit facility matures in February 2021.

The credit agreement provides the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio.

As of July 2, 2016, we had $16 million in outstanding borrowings and no outstanding letters of credit. We had additional borrowing capacity of $134 million and were in compliance with all financial covenants. As of July 2, 2016, the weighted-average interest rate on borrowings outstanding under the credit facility was 2.6%.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Amount repurchased under Board-approved share repurchase program	$20,000	$30,019	$70,000	$50,026
Amount repurchased in connection with the vesting of employee restricted stock grants	125	1,135	1,366	1,603
Total amount repurchased	$20,125	$31,154	$71,366	$51,629

Effective as of July 3, 2016, our Board approved an increase in our total remaining share repurchase authorization to $300 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of share repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

8. Stock-Based Compensation

Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Stock awards	$3,261	$2,374	$6,412	$4,512
Stock options	579	672	1,194	1,316
Total stock-based compensation expense	3,840	3,046	7,606	5,828
Income tax benefit	1,325	1,038	2,624	2,005
Total stock-based compensation expense, net of tax	$2,515	$2,008	$4,982	$3,823

9. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each calendar quarter, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended July 2, 2016 and July 4, 2015, our contributions, net of forfeitures, were $1.0 million and $0.9 million, respectively. During the six months ended July 2, 2016 and July 4, 2015, our contributions, net of forfeitures, were $2.3 million and $2.1 million, respectively.

10. Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest expense	$(251)	$(10)	$(357)	$(20)
Interest income	22	143	31	306
Other (expense) income, net	$(229)	$133	$(326)	$286

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$1,416	$11,038	$14,385	$39,837

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	46,394	51,672	47,247	52,009
Dilutive effect of stock-based awards	650	872	698	926
Diluted weighted-average shares outstanding	47,044	52,544	47,945	52,935

Net income per share – basic	$0.03	$0.21	$0.30	$0.77
Net income per share – diluted	$0.03	$0.21	$0.30	$0.75
Anti-dilutive stock-based awards excluded from the calculations of diluted net income per share calculations were immaterial for the periods presented.

12. Commitments and Contingencies

Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	July 2, 2016	July 4, 2015
Balance at beginning of year	$20,562	$15,262
Additions that reduce net sales	35,419	40,076
Deductions from reserves	(40,226)	(42,659)
Balance at end of period	$15,755	$12,679

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	July 2, 2016	July 4, 2015
Balance at beginning of year	$10,028	$5,824
Additions charged to costs and expenses for current-year sales	6,601	4,869
Deductions from reserves	(7,290)	(4,177)
Changes in liability for pre-existing warranties during the current year, including expirations	(1,515)	421
Balance at end of period	$7,824	$6,937

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Legal Proceedings

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible additional losses either because we believe that we have valid defenses to claims asserted against us or the proceedings have not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our consolidated results of operations, financial position or cash flows. We expense legal costs as incurred.

On December 4, 2015, Saeid Azimpour, a consumer, filed a purported class-action lawsuit in U.S. District Court in Minnesota alleging he was fraudulently induced to purchase a down alternative pillow at a Sleep Number store based on signage that indicated that the pillow was 50% off. Plaintiff alleged that the price he paid for the pillow was not truly 50% off the price at which Sleep Number previously sold the pillow. Plaintiff asserted 10 causes of action including consumer fraud, unlawful trade practices, deceptive trade practices under Minnesota law, violation of the Minnesota false advertising law, unjust enrichment, violation of the California unfair competition law, violation of the California false advertising law and violation of the California remedies act. Plaintiff sought to represent all individuals who “purchased one or more items from the Company advertised or priced at a discount from the original retail price at any time between December 1, 2011 and present.” Plaintiff sought injunctive relief, damages, disgorgement and attorneys’ fees. On June 13, 2016, the Court dismissed the case without prejudice. On July 13, 2016, plaintiff filed a motion seeking leave to file an amended complaint. We believe the claims asserted in this lawsuit are without merit and we intend to vigorously defend this case.

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

•	Availability of attractive and cost-effective consumer credit options;

•	Pending and unforeseen litigation and the potential for adverse publicity associated with litigation;

•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	The vulnerability of key suppliers to recessionary pressures, labor negotiations, liquidity concerns or other factors;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities;

•	Risks of disruption in the operation of either of our two main manufacturing facilities;

•	Increasing government regulations, which have added or may add cost pressures or process changes to ensure compliance;

•	The adequacy of our management information systems to meet the evolving needs of our business and to protect sensitive data from potential cyber threats;

•	The costs, distractions and potential disruptions to our business related to upgrading our management information systems;

•	Our ability to attract, retain and motivate qualified management, executive and other key employees, including qualified retail sales professionals and managers; and

•	Uncertainties arising from global events, such as terrorist attacks, political unrest or a pandemic outbreak, or the threat of such events.

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

Results of Operations

Quarterly and Year-to-Date Results

Quarterly and year-to-date operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, the timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, timing of investments in growth initiatives and infrastructure, timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, the timing of new product introductions, the timing of promotional offerings, competitive factors, changes in commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail and bedding industry sales, consumer confidence and general economic conditions. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the period ended July 2, 2016 were as follows:

•
In the fourth quarter 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically-integrated Enterprise Resource Planning (ERP) system. We experienced technical and operational issues in our plants and supply chain as we implemented the new system, which led to delivery delays and inconveniences for our customers. We completed our ERP implementation by the end of the first quarter of 2016. We experienced some residual impacts from the ERP implementation that

Index

negatively affected second-quarter 2016 net sales and profits. The system is operating at normal service levels across our vertical enterprise.

•
Net sales for the quarter increased 1% to $277 million, compared with $275 million for the same period one year ago. The sales increase was driven by 6 percentage points (ppt.) of growth from sales generated by 39 net new stores opened in the past 12 months and an increase in Wholesale/Other channel sales, partially offset by a 6% comparable sales decline in our Company-Controlled channel.

•
Sales per store (for stores open at least one year), on a trailing twelve-month basis for the period ended July 2, 2016, were $2.3 million, compared with $2.5 million for the prior-year trailing twelve-month period. The 6% decline was mainly due to the ERP implementation's negative impact on sales during the fourth quarter of 2015 and the first six months of 2016.

•
Operating income for the quarter decreased to $2 million, or 0.9% of net sales, compared with $17 million, or 6.0% of net sales, for the same period one year ago. The decrease in operating income was attributable to: (i) the residual carryover from the ERP implementation that negatively impacted second quarter 2016 sales and resulted in operating inefficiencies; (ii) an increase in media expenses to drive customer traffic to our brand; (iii) $3.7 million of additional research and development expenses to support the advancement of our product innovation pipeline, including expenses related to SleepIQ LABS' operations (acquired on September 15, 2015); and (iv) increases in miscellaneous other operating expenses to support the growth of the business, including incremental depreciation expense related to our new ERP system.

•	Net income for the quarter decreased to $1 million, or $0.03 per diluted share, compared with net income of $11 million, or $0.21 per diluted share, for the same period one year ago.

•
Cash provided by operating activities totaled $47 million for the six months ended July 2, 2016, compared with $45 million for the same period one year ago. With the completion of our ERP implementation, investing activities for the current-year period included $24 million of property and equipment purchases, compared with $39 million for the same period last year.

•
At July 2, 2016, cash and cash equivalents totaled $2 million and we ended the quarter with $16 million of borrowings under our $150 million revolving credit facility as planned. We utilize our credit facility to meet our seasonal working capital requirements.

•	In the second quarter of 2016, we repurchased 916,199 shares of our common stock under our Board-approved share repurchase program at a cost of $20 million (an average of $21.83 per share).

•	Effective as of July 3, 2016, our Board approved an increase in our total remaining share repurchase authorization to $300 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	July 2, 2016		July 4, 2015		July 2, 2016		July 4, 2015
Net sales	$276.9	100.0%	$275.3	100.0%	$629.9	100.0%	$625.1	100.0%
Cost of sales	105.6	38.1%	104.8	38.1%	249.5	39.6%	238.7	38.2%
Gross profit	171.3	61.9%	170.5	61.9%	380.3	60.4%	386.4	61.8%

Operating expenses:
Sales and marketing	134.8	48.7%	126.6	46.0%	285.5	45.3%	267.1	42.7%
General and administrative	27.0	9.8%	23.9	8.7%	57.9	9.2%	52.1	8.3%
Research and development	7.1	2.6%	3.4	1.2%	14.7	2.3%	6.8	1.1%
Total operating expenses	168.9	61.0%	153.9	55.9%	358.0	56.8%	326.0	52.2%
Operating income	2.4	0.9%	16.6	6.0%	22.3	3.5%	60.4	9.7%
Other (expense) income, net	(0.2)	(0.1%)	0.1	0.0%	(0.3)	(0.1%)	0.3	0.0%
Income before income taxes	2.2	0.8%	16.8	6.1%	22.0	3.5%	60.6	9.7%
Income tax expense	0.8	0.3%	5.7	2.1%	7.6	1.2%	20.8	3.3%
Net income	$1.4	0.5%	$11.0	4.0%	$14.4	2.3%	$39.8	6.4%

Net income per share:
Basic	$0.03		$0.21		$0.30		$0.77
Diluted	$0.03		$0.21		$0.30		$0.75

Weighted-average number of common shares:
Basic	46.4		51.7		47.2		52.0
Diluted	47.0		52.5		47.9		52.9

Index

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Company-Controlled channel	96.6%	97.2%	97.0%	97.4%
Wholesale/Other channel	3.4%	2.8%	3.0%	2.6%
Total	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Sales change rates:
Retail comparable-store sales(1)	(7%)	13%	(5%)	18%
E-Commerce and Direct	(2%)	14%	3%	15%
Company-Controlled comparable sales change	(6%)	13%	(5%)	18%
Net store openings/closings	6%	5%	5%	6%
Total Company-Controlled channel	0%	18%	0%	24%
Wholesale/Other channel	21%	(9%)	15%	(15%)
Total net sales change	1%	17%	1%	22%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015(3)	July 2, 2016	July 4, 2015
Average sales per store ($ in thousands)(1)	$2,333	$2,480
Average sales per square foot(1)	$937	$1,048
Stores > $1 million in net sales(1)	98%	100%
Stores > $2 million in net sales(1)	59%	67%
Average revenue per mattress unit – Company-Controlled channel(2)	$4,206	$4,081	$4,074	$3,991

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

The number of retail stores operating was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Beginning of period	497	463	488	463
Opened	19	5	33	13
Closed	(10)	(1)	(15)	(9)
End of period	506	467	506	467

Index

Comparison of Three Months Ended July 2, 2016 with Three Months Ended July 4, 2015

Enterprise Resource Planning (ERP) system
In the fourth quarter 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically-integrated Enterprise Resource Planning (ERP) system. We experienced technical and operational issues in our plants and supply chain as we implemented the new system, which led to delivery delays and inconveniences for our customers. We completed our ERP implementation by the end of the first quarter of 2016. We experienced some residual impacts from the ERP implementation that negatively affected second-quarter 2016 net sales and profits. The system is operating at normal service levels across our vertical enterprise.

Net sales
Net sales increased 1% to $277 million for the three months ended July 2, 2016, compared with $275 million for the same period one year ago. The sales increase was driven by 6 percentage points (ppt.) of growth from sales generated by 39 net new stores opened in the past 12 months and an increase in Wholesale/Other channel sales; partially offset by a 6% comparable sales decrease in our Company-Controlled channel.

The $2 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $16 million increase resulting from net store openings; and (ii) a $2 million increase in Wholesale/Other channel sales; partially offset by (iii) a $16 million decrease in sales from our Company-Controlled comparable retail stores. Company-Controlled mattress unit sales decreased 3% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 3% to $4,206.

Gross profit
Gross profit of $171 million increased by $1 million compared with the same period one year ago. The gross profit rate of 61.9% of net sales for the three months ended July 2, 2016 was consistent with the comparable period last year as material costs reductions and lower sales return and exchange costs were offset by logistics inefficiencies. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, product mix changes and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended July 2, 2016 increased to $135 million, or 48.7% of net sales, compared with $127 million, or 46.0% of net sales, for the same period one year ago. The 2.7 ppt. increase in the sales and marketing expense rate in the current period was mainly due to: (i) a $4.0 million increase in media expenses to drive customer traffic to our brand; (ii) the deleveraging impact from the 6% comparable sales decline; and (iii) higher customer service costs.

General and administrative expenses
General and administrative (G&A) expenses increased to $27 million for the three months ended July 2, 2016, compared with $24 million in the same period one year ago, and increased to 9.8% of net sales, compared with 8.7% of net sales last year. The $3 million increase in G&A expenses was primarily due to: (i) a $2.4 million increase in employee compensation, including incremental compensation costs to support our strategic growth drivers; and (ii) $2.1 million of additional depreciation expenses resulting from capital expenditures to support the growth of the business, including our new ERP system which was launched in the fourth quarter of 2015; partially offset by (iii) a $1.4 million decrease in miscellaneous other expenses, including decreased ERP implementation expenses. The G&A expense rate increased by 1.1 ppt. in the current period compared with the same period one year ago due to the items discussed above.

Research and development expenses
Research and development (R&D) expenses for the three months ended July 2, 2016 were $7.1 million, or 2.6% of net sales, compared with $3.4 million, or 1.2% of net sales, for the same period one year ago. The $3.7 million increase in R&D expenses was due to increased investments to support product innovations, including $3.5 million of expenses related to SleepIQ LABS' operations (acquired on September 15, 2015). The year-over-year increase is consistent with our long-term consumer innovation strategy.

Index

Comparison of Six Months Ended July 2, 2016 with Six Months Ended July 4, 2015

Enterprise Resource Planning (ERP) system
In the fourth quarter 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically-integrated Enterprise Resource Planning (ERP) system. We experienced technical and operational issues in our plants and supply chain as we implemented the new system, which led to delivery delays and inconveniences for our customers. We completed our ERP implementation by the end of the first quarter of 2016. We experienced residual impacts from the ERP implementation that negatively affected net sales and profits during the first six months of 2016. The system is operating at normal service levels across our vertical enterprise.

Net sales
Net sales increased 1% to $630 million for the six months ended July 2, 2016, compared with $625 million for the same period one year ago. The sales increase was driven by 5 percentage points (ppt.) of growth from sales generated by 39 net new retail stores opened in the past 12 months and an increase in Wholesale/Other channel sales; partially offset by a 5% comparable sales decrease in our Company-Controlled channel. Net sales for the six months ended July 2, 2016 benefited from the delivery of our 2015 year-end order backlog, offset by sales pressures from elevated order cancellations, customer appeasements and higher than normal sales returns resulting from our ERP implementation challenges.

The $5 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $30 million increase resulting from net store openings; and (ii) a $3 million increase in Wholesale/Other channel sales; partially offset by (iii) a $28 million decrease in sales from our Company-Controlled comparable retail stores. Company-Controlled mattress units decreased 2% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 2%.

Gross profit
Gross profit of $380 million decreased by $6 million, or 2%, compared with the same period one year ago. The gross profit rate decreased to 60.4% of net sales for the first six months of 2016, compared with 61.8% for the prior-year period. The 1.4 ppt. decrease in the gross profit rate was primarily due to: (i) appeasements, labor inefficiencies and excess freight from actions taken to manage operating issues resulting from our ERP implementation; and (ii) higher sales return and exchange costs. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including raw material price fluctuations, warranty expenses, product mix changes and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses in for the first six months of 2016 increased to $285 million compared with $267 million for the same period one year ago, and increased to 45.3% of net sales compared with 42.7% of net sales last year. The 2.6 ppt. increase in the sales and marketing expense rate in the current period was mainly due to: (i) an increase in customer financing expenses, as a larger percentage of our customers took advantage of promotional financing offers; (ii) a $3.4 million increase in media expenses to drive customer traffic to our brand; (iii) the deleveraging impact from the 5% comparable sales decline; and (iv) higher customer service costs resulting from our ERP implementation challenges.

General and administrative expenses
General and administrative (G&A) expenses increased to $58 million in 2016, compared with $52 million in the prior year, and increased to 9.2% of net sales, compared with 8.3% of net sales one year ago. The $6 million increase in G&A expenses was primarily due to: (i) a $4.8 million increase in employee compensation, including incremental compensation costs to support our strategic growth drivers; and (ii) $4.5 million of additional depreciation expenses resulting from capital expenditures to support the growth of the business, including our new ERP system which was launched in the fourth quarter of 2015; partially offset by (iii) a $3.6 million decrease in miscellaneous other expenses, including decreased ERP implementation expenses. The G&A expense rate increased by 0.9 ppt. in the current period compared with the same period one year ago due to the items discussed above.

Research and development expenses
Research and development (R&D) expenses for the six months ended July 2, 2016 were $14.7 million, or 2.3% of net sales, compared with $6.8 million, or 1.1% of net sales, for the same period one year ago. The $7.9 million increase in R&D expenses was due to increased investments to support product innovations, including $6.8 million of expenses related to SleepIQ LABS' operations (acquired on September 15, 2015). The year-over-year increase is consistent with our long-term consumer innovation strategy.

Index

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value. Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $150 million revolving credit facility. The cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

As of July 2, 2016, cash and cash equivalents totaled $2 million compared with cash, cash equivalents and marketable debt securities of $36 million as of January 2, 2016. The $34 million decrease was primarily due to $24 million of cash used to purchase property and equipment and $71 million of cash used to repurchase our common stock ($70.0 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock grants), partially offset by $47 million of cash provided by operating activities and a $13 million net increase in short-term borrowings.

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	July 2, 2016	July 4, 2015
Total cash provided by (used in):
Operating activities	$47.1	$45.1
Investing activities	(8.6)	(16.3)
Financing activities	(57.1)	(54.7)
Net decrease in cash and cash equivalents	$(18.6)	$(25.9)

Cash provided by operating activities for the six months ended July 2, 2016 was $47 million compared with $45 million for the six months ended July 4, 2015. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $25 million decrease in net income for the six months ended July 2, 2016 compared with the same period one year ago; (ii) a $17 million fluctuation in accrued compensation and benefits which primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was earned in 2014 and paid in the first quarter of 2015, compared with no company-wide incentive compensation earned in 2015 and paid in the first quarter of 2016; and (iii) the ERP implementation issues we experienced in our plants and supply chain during the fourth quarter of 2015 that resulted in higher inventory levels, increased accounts receivables, increased accounts payables and higher customer prepayments at the end of 2015.

Net cash used in investing activities was $9 million for the six months ended July 2, 2016, compared with $16 million for the same period one year ago. With the completion of our ERP implementation, investing activities for the current-year period included $24 million of property and equipment purchases, compared with $39 million for the same period last year. On a net basis, we decreased our investments in marketable debt securities by $15 million during the six months ended July 2, 2016, compared with a net decrease of $23 million during the six months ended July 4, 2015.

Net cash used in financing activities was $57 million for the six months ended July 2, 2016, compared with $55 million for the same period one year ago. During the six months ended July 2, 2016, we repurchased $71.4 million of our stock ($70.0 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock awards) compared with $51.6 million ($50.0 million under our Board-approved share repurchase program and $1.6 million in connection with the vesting of employee restricted stock awards) during the same period one year ago. Short-term borrowings increased by $13 million during the current-year period, reflecting $16 million of borrowings under our $150 million revolving credit facility as of July 2, 2016. We had no borrowings under our revolving credit facility as of July 4, 2015 or at the end of 2015. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the vesting of employee restricted stock awards and exercise of employee stock options along with the associated excess tax benefits.

Under the Board-approved share repurchase program, we repurchased 3.6 million shares at a cost of $70 million (an average of $19.70 per share) during the six months ended July 2, 2016. During the six months ended July 4, 2015, we repurchased 1.6 million shares at a cost of $50 million (an average of $31.57 per share). Effective as of July 3, 2016, our Board approved an increase in our total remaining share repurchase authorization to $300 million. There is no expiration date governing the period over which we can repurchase shares.

Index

Our revolving credit facility, as amended, has a net aggregate availability of $150 million. The credit facility is for general corporate purposes and is utilized to meet our seasonal working capital requirements. The credit facility contains an accordion feature that allows us to increase the amount of available credit from $150 million up to $200 million, subject to Lenders' approval. The credit facility matures in February 2021.

The credit agreement provides the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio.

As of July 2, 2016, we had $16 million in outstanding borrowings and no outstanding letters of credit. We had additional borrowing capacity of $134 million and were in compliance with all financial covenants. As of July 2, 2016, the weighted-average interest rate on borrowings outstanding under the credit facility was 2.6%.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of July 2, 2016 we were in compliance with all financial covenants.

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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$1,416	$11,038	$25,067	$82,338
Income tax expense	751	5,724	11,691	41,717
Interest expense	251	10	497	53
Depreciation and amortization	14,053	10,921	53,261	41,582
Stock-based compensation	3,840	3,046	12,068	10,591
Asset impairments	14	15	66	630
Adjusted EBITDA	$20,325	$30,754	$102,650	$176,911

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net cash provided by operating activities	$47,120	$45,054	$110,008	$139,944
Subtract: Purchases of property and equipment	23,764	38,938	70,412	75,766
Free cash flow	$23,356	$6,116	$39,596	$64,178

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

	Trailing-Twelve Months Ended
	July 2, 2016	July 4, 2015
Net operating profit after taxes (NOPAT)
Operating income	$37,035	$123,587
Add: Rent expense(1)	64,232	61,157
Add: Interest income	219	521
Less: Depreciation on capitalized operating leases(2)	(16,749)	(15,280)
Less: Income taxes(3)	(27,055)	(57,496)
NOPAT	$57,682	$112,489

Average invested capital
Total equity	$173,807	$255,392
Less: Cash greater than target(4)	—	—
Add: Long-term debt(5)	—	—
Add: Capitalized operating lease obligations(6)	513,856	489,256
Total invested capital at end of period	$687,663	$744,648
Average invested capital(7)	$724,593	$686,514
Return on invested capital (ROIC)(8)	8.0%	16.4%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 31.9% and 33.8% for 2016 and 2015, respectively.

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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations

As of July 2, 2016, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at July 2, 2016.

There has been no material change in our contractual obligations other than as described in the Notes to Condensed Consolidated Financial Statements, and in the ordinary course of business, since the end of fiscal 2015. See Note 6, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 for additional information regarding our other contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in short-term market interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our net interest expense would not change by a significant amount based on the $16 million of borrowings under our revolving credit facility at July 2, 2016. We do not manage our interest-rate volatility risk through the use of derivative instruments.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible additional losses either because we believe that we have valid defenses to claims asserted against us or the proceedings have not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our consolidated results of operations, financial position or cash flows. We expense legal costs as incurred.

On December 4, 2015, Saeid Azimpour, a consumer, filed a purported class-action lawsuit in U.S. District Court in Minnesota alleging he was fraudulently induced to purchase a down alternative pillow at a Sleep Number store based on signage that indicated that the pillow was 50% off. Plaintiff alleged that the price he paid for the pillow was not truly 50% off the price at which Sleep Number previously sold the pillow. Plaintiff asserted 10 causes of action including consumer fraud, unlawful trade practices, deceptive trade practices under Minnesota law, violation of the Minnesota false advertising law, unjust enrichment, violation of the California unfair competition law, violation of the California false advertising law and violation of the California remedies act. Plaintiff sought to represent all individuals who “purchased one or more items from the Company advertised or priced at a discount from the original retail price at any time between December 1, 2011 and present.” Plaintiff sought injunctive relief, damages, disgorgement and attorneys’ fees. On June 13, 2016, the Court dismissed the case without prejudice. On July 13, 2016, plaintiff filed a motion seeking leave to file an amended complaint. We believe the claims asserted in this lawsuit are without merit and we intend to vigorously defend this case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(3)
April 3, 2016 through April 30, 2016	386,382	$20.25	383,818	$78,768,000
May 1, 2016 through May 28, 2016	336,550	23.20	335,575	70,985,000
May 29, 2016 through July 2, 2016	199,033	22.58	196,806	66,542,000
Total	921,965	$21.83	916,199	$66,542,000

(1)
Under the then current Board-approved $250 million share repurchase program, we repurchased 916,199 shares of our common stock at a cost of $20.0 million (based on trade dates) during the three months ended July 2, 2016.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 5,766 shares of our common stock at a cost of $0.1 million during the three months ended July 2, 2016.

(3)
On July 20, 2016, we announced that our Board approved an increase in the total remaining share repurchase authorization to $300 million, effective as of the beginning of our 2016 fiscal third quarter. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2016, filed with the SEC on August 1, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of July 2, 2016 and January 2, 2016; (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2016 and July 4, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2016 and July 4, 2015; (iv) Condensed Consolidated Statement of Shareholders' Equity for the six months ended July 2, 2016; (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2016 and July 4, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	August 1, 2016	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2016, filed with the SEC on August 1, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of July 2, 2016 and January 2, 2016; (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2016 and July 4, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2016 and July 4, 2015; (iv) Condensed Consolidated Statement of Shareholders' Equity for the six months ended July 2, 2016; (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2016 and July 4, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith