Form 10-Q
period 2016-10-01
SELECT COMFORT CORP
filed 2016-10-31
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 1, 2016

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

As of October 1, 2016, 44,941,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	October 1, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$45,383	$20,994
Marketable debt securities – current	5,963	6,567
Accounts receivable, net of allowance for doubtful accounts of $1,276 and $1,039, respectively	23,731	29,002
Inventories	70,609	86,600
Income taxes receivable	—	15,284
Prepaid expenses	11,983	10,207
Deferred income taxes	15,537	15,535
Other current assets	17,525	13,737
Total current assets	190,731	197,926

Non-current assets:
Marketable debt securities – non-current	—	8,553
Property and equipment, net	203,660	204,376
Goodwill and intangible assets, net	81,448	83,344
Other assets	27,156	19,197
Total assets	$502,995	$513,396

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$106,868	$103,941
Customer prepayments	28,348	51,473
Accrued sales returns	18,038	20,562
Compensation and benefits	28,876	15,670
Taxes and withholding	33,234	9,856
Other current liabilities	29,552	23,447
Total current liabilities	244,916	224,949

Non-current liabilities:
Deferred income taxes	11,837	12,499
Other long-term liabilities	69,730	53,609
Total liabilities	326,483	291,057

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 44,941 and 49,402 shares issued and outstanding, respectively	449	494
Additional paid-in capital	—	—
Retained earnings	176,063	221,859
Accumulated other comprehensive loss	—	(14)
Total shareholders’ equity	176,512	222,339
Total liabilities and shareholders’ equity	$502,995	$513,396

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$367,988	$373,919	$997,846	$999,017
Cost of sales	135,645	140,283	385,168	379,009
Gross profit	232,343	233,636	612,678	620,008

Operating expenses:
Sales and marketing	158,024	156,899	443,477	424,029
General and administrative	28,278	27,817	86,202	79,951
Research and development	6,997	3,521	21,661	10,275
Total operating expenses	193,299	188,237	551,340	514,255
Operating income	39,044	45,399	61,338	105,753
Other (expense) income, net	(255)	78	(581)	364
Income before income taxes	38,789	45,477	60,757	106,117
Income tax expense	13,044	13,623	20,627	34,426
Net income	$25,745	$31,854	$40,130	$71,691

Basic net income per share:
Net income per share – basic	$0.56	$0.63	$0.86	$1.39
Weighted-average shares – basic	45,621	50,945	46,705	51,654
Diluted net income per share:
Net income per share – diluted	$0.56	$0.62	$0.85	$1.36
Weighted-average shares – diluted	46,350	51,701	47,413	52,524

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$25,745	$31,854	$40,130	$71,691
Other comprehensive (loss) income – unrealized (loss) gain on available-for-sale marketable debt securities, net of income tax	—	(11)	14	41
Comprehensive income	$25,745	$31,843	$40,144	$71,732

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at January 2, 2016	49,402	$494	$—	$221,859	$(14)	$222,339
Net income	—	—	—	40,130	—	40,130
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	14	14
Exercise of common stock options	173	1	1,948	—	—	1,949
Tax effect from stock-based compensation	—	—	(782)	—	—	(782)
Stock-based compensation	11	—	9,272	—	—	9,272
Repurchases of common stock	(4,645)	(46)	(10,438)	(85,926)	—	(96,410)
Balance at October 1, 2016	44,941	$449	$—	$176,063	$—	$176,512

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net income	$40,130	$71,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,555	33,694
Stock-based compensation	9,272	8,952
Net loss on disposals and impairments of assets	9	202
Excess tax benefits from stock-based compensation	(516)	(1,991)
Deferred income taxes	(673)	(5,633)
Gain on sale of non-marketable equity securities	—	(6,891)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	5,271	(6,543)
Inventories	15,991	(24,120)
Income taxes	30,386	13,433
Prepaid expenses and other assets	(3,458)	4,756
Accounts payable	(1,043)	24,623
Customer prepayments	(23,125)	(3,351)
Accrued compensation and benefits	12,441	(97)
Other taxes and withholding	7,494	3,569
Other accruals and liabilities	10,527	19,293
Net cash provided by operating activities	145,261	131,587

Cash flows from investing activities:
Purchases of property and equipment	(38,769)	(61,435)
Proceeds from marketable debt securities	15,090	101,087
Investments in marketable debt securities	(5,968)	(29,299)
Proceeds from sales of property and equipment	67	41
Proceeds from non-marketable equity securities	—	12,891
Acquisition of business	—	(70,018)
Net cash used in investing activities	(29,580)	(46,733)

Cash flows from financing activities:
Repurchases of common stock	(96,410)	(70,300)
Net increase in short-term borrowings	3,062	2,119
Proceeds from issuance of common stock	1,949	2,658
Excess tax benefits from stock-based compensation	516	1,991
Debt issuance costs	(409)	(639)
Net cash used in financing activities	(91,292)	(64,171)

Net increase in cash and cash equivalents	24,389	20,683
Cash and cash equivalents, at beginning of period	20,994	51,995
Cash and cash equivalents, at end of period	$45,383	$72,678

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended October 1, 2016 of Select Comfort Corporation and 100%-owned subsidiaries (Select Comfort or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of October 1, 2016, and January 2, 2016, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

In March 2016, the FASB issued new guidance on the accounting for, and disclosure of, stock-based compensation which will be effective for us beginning in 2017. The new guidance is intended to simplify several aspects of the accounting for stock-based compensation arrangements, including the income tax impact, forfeitures and classification on the statement of cash flows. Under the current guidance, excess tax benefits and deficiencies have been recognized in additional paid-in capital in the consolidated balance sheets. Upon adoption of the new guidance, these excess tax benefits or deficiencies are required to be recognized as discrete adjustments to income tax expense in the consolidated statements of operations. We will adopt the new guidance on a prospective basis and these discrete adjustments could have a material impact on income tax expense and net income.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy, our financial assets at October 1, 2016 and January 2, 2016, that were accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair value (in thousands):

	October 1, 2016
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
Corporate bonds	$—	$3,212	$—	$3,212
U.S. Treasury securities	2,004	—	—	2,004
Commercial paper	—	747	—	747
	$2,004	$3,959	$—	$5,963

	January 2, 2016
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
Municipal bonds	$—	$4,055	$—	$4,055
Corporate bonds	—	2,512	—	2,512
	—	6,567	—	6,567
Marketable debt securities – non-current
Corporate bonds	—	5,001	—	5,001
U.S. Agency bonds	—	2,496	—	2,496
Municipal bonds	—	1,056	—	1,056
	—	8,553	—	8,553
	$—	$15,120	$—	$15,120

At October 1, 2016 and January 2, 2016, we had $2.3 million and $1.6 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other assets. We also had corresponding deferred compensation plan liabilities of $2.3 million and $1.6 million at October 1, 2016 and January 2, 2016, respectively, which are included in other long-term liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Marketable Debt Securities

The following tables set forth our investments in marketable debt securities at October 1, 2016 and January 2, 2016 (in thousands):

	October 1, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$3,212	$—	$—	$3,212
U.S. Treasury securities	2,004	—	—	2,004
Commercial paper	747	—	—	747
	$5,963	$—	$—	$5,963

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	January 2, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$7,532	$—	$(19)	$7,513
Municipal bonds	5,114	—	(3)	5,111
U.S. Agency bonds	2,497	—	(1)	2,496
	$15,143	$—	$(23)	$15,120

Maturities of marketable debt securities were as follows (in thousands):

	October 1, 2016		January 2, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Marketable debt securities – current (due in less than one year)	$5,963	$5,963	$6,575	$6,567
Marketable debt securities – non-current (due in one to two years)	—	—	8,568	8,553
	$5,963	$5,963	$15,143	$15,120

During the nine months ended October 1, 2016 and October 3, 2015, we received proceeds of $15.1 million and $101.0 million, respectively, from marketable debt securities. During the three months ended October 3, 2015, we received proceeds of $59.2 million from marketable debt securities. There were no proceeds from marketable debt securities for the three months ended October 1, 2016.

4. Inventories

Inventories consisted of the following (in thousands):

	October 1, 2016	January 2, 2016
Raw materials	$6,476	$9,349
Work in progress	48	48
Finished goods	64,085	77,203
	$70,609	$86,600

5. Goodwill and Intangible Assets

Acquisition

In September 2015, we completed the acquisition of BAM Labs, Inc. (now operating as SleepIQ LABS), the leading provider of biometric sensor and sleep monitoring for data-driven health and wellness.

Prior to September 2015, we held a $6.0 million minority equity investment in BAM Labs, Inc. based on the cost method. In connection with the acquisition, our equity investment was remeasured to a fair value of $12.9 million resulting in a $3.5 million gain net of expenses, including $3.4 million of acquisition-related expenses. We acquired the remaining capital stock of BAM Labs, Inc. for $57.1 million for a total enterprise value of $70.0 million. The acquisition of BAMS Labs, Inc. did not have a significant impact on our consolidated results of operations, operating cash flows or financial position.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill and Indefinite-Lived Intangible Assets

The following is a roll forward of goodwill and indefinite-lived trade name/trademarks (in thousands):

	Nine Months Ended		Nine Months Ended
	October 1, 2016		October 3, 2015
	Goodwill	Indefinite-Lived Trade Name/ Trademarks	Goodwill	Indefinite-Lived Trade Name/ Trademarks

Beginning balance	$64,046	$1,396	$8,963	$1,396
SleepIQ LABS	—	—	56,201	—
Ending balance	$64,046	$1,396	$65,164	$1,396

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	October 1, 2016		January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$3,980	$18,851	$2,342
Customer relationships	2,413	1,278	2,413	1,020
Trade names/trademarks	101	101	101	101
	$21,365	$5,359	$21,365	$3,463

Amortization expense for the three months ended October 1, 2016 and October 3, 2015, was $0.6 million and $0.3 million, respectively. Amortization expense for the nine months ended October 1, 2016 and October 3, 2015, was $1.9 million and $0.7 million, respectively.

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

The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of October 1, 2016, we had no outstanding borrowings or letters of credit and we were in compliance with all financial covenants.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Amount repurchased under Board-approved share repurchase program	$25,000	$18,530	$95,000	$68,557
Amount repurchased in connection with the vesting of employee restricted stock grants	45	140	1,410	1,743
Total amount repurchased	$25,045	$18,670	$96,410	$70,300

Effective as of July 3, 2016, our Board approved an increase in our total remaining share repurchase authorization to $300 million. As of October 1, 2016, the remaining share repurchase authorization was $275 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of share repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

8. Stock-Based Compensation

Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Stock awards	$1,121	$2,456	$7,533	$6,968
Stock options	545	668	1,739	1,984
Total stock-based compensation expense	1,666	3,124	9,272	8,952
Income tax benefit	556	904	3,180	2,909
Total stock-based compensation expense, net of tax	$1,110	$2,220	$6,092	$6,043

9. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each calendar quarter, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended October 1, 2016 and October 3, 2015, our contributions, net of forfeitures, were $1.1 million and $1.3 million, respectively. During the nine months ended October 1, 2016 and October 3, 2015, our contributions, net of forfeitures, were $3.4 million and $3.3 million, respectively.

10. Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Interest expense	$(267)	$(44)	$(624)	$(64)
Interest income	12	122	43	428
Other (expense) income, net	$(255)	$78	$(581)	$364

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$25,745	$31,854	$40,130	$71,691

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	45,621	50,945	46,705	51,654
Dilutive effect of stock-based awards	729	756	708	870
Diluted weighted-average shares outstanding	46,350	51,701	47,413	52,524

Net income per share – basic	$0.56	$0.63	$0.86	$1.39
Net income per share – diluted	$0.56	$0.62	$0.85	$1.36
Anti-dilutive stock-based awards excluded from the calculations of diluted net income per share calculations were immaterial for the periods presented.

12. Commitments and Contingencies

Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	October 1, 2016	October 3, 2015
Balance at beginning of year	$20,562	$15,262
Additions that reduce net sales	54,588	67,944
Deductions from reserves	(57,112)	(63,893)
Balance at end of period	$18,038	$19,313

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	October 1, 2016	October 3, 2015
Balance at beginning of year	$10,028	$5,824
Additions charged to costs and expenses for current-year sales	7,014	7,514
Deductions from reserves	(7,976)	(4,995)
Changes in liability for pre-existing warranties during the current year, including expirations	(976)	1,426
Balance at end of period	$8,090	$9,769

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

On December 4, 2015, Saeid Azimpour, a consumer, filed a purported class-action lawsuit in U.S. District Court in Minnesota alleging he was fraudulently induced to purchase a down alternative pillow at a Sleep Number store based on signage that indicated that the pillow was 50% off. Plaintiff alleged that the price he paid for the pillow was not truly 50% off the price at which Sleep Number previously sold the pillow. Plaintiff asserted 10 causes of action including consumer fraud, unlawful trade practices, deceptive trade practices under Minnesota law, violation of the Minnesota false advertising law, unjust enrichment, violation of the California unfair competition law, violation of the California false advertising law and violation of the California remedies act. Plaintiff sought to represent all individuals who “purchased one or more items from the Company advertised or priced at a discount from the original retail price at any time between December 1, 2011 and present.” Plaintiff sought injunctive relief, damages, disgorgement and attorneys’ fees. On June 13, 2016, the Court dismissed the case without prejudice. On August 25, 2016, plaintiff filed a new complaint asserting claims and prayers for relief similar to those described above. We believe the claims asserted in this lawsuit are without merit and we intend to vigorously defend this case.

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

Highlights

Financial highlights for the period ended October 1, 2016 were as follows:

•
Net sales for the three months ended October 1, 2016 were $368 million, compared with $374 million for the same period one year ago. The sales decrease resulted from an 8% comparable sales decline in our Company-Controlled channel, partially offset by 7 percentage points (ppt.) of growth from sales generated by 52 net new stores opened in the past 12 months.

Index

•
Sales per store (for stores open at least one year), on a trailing twelve-month basis for the period ended October 1, 2016, were $2.2 million, compared with $2.6 million for the prior-year trailing twelve-month period. The 12% decline was mainly due to our ERP implementation's negative impact on sales during the fourth quarter of 2015 and the first half of 2016.

•
Operating income for the quarter totaled $39 million, or 10.6% of net sales, compared with $45 million, or 12.1% of net sales, for the same period one year ago. The decrease in operating income was attributable to: (i) the 2% decrease in net sales; (ii) $3.5 million of additional research and development expenses to support the advancement of our product innovation pipeline, including expenses related to SleepIQ LABS' operations (acquired on September 15, 2015); and (iii) increase in depreciation expense related to new stores and our ERP system.

•	Net income for the quarter was $26 million, or $0.56 per diluted share, compared with net income of $32 million, or $0.62 per diluted share, for the same period one year ago.

•
Cash provided by operating activities totaled $145 million for the nine months ended October 1, 2016, compared with $132 million for the same period one year ago. With the completion of our ERP implementation, investing activities for the current-year period included $39 million of property and equipment purchases, compared with $61 million for the same period last year.

•	At October 1, 2016, cash, cash equivalents and marketable debt securities totaled $51 million and we ended the quarter with no borrowings under our $150 million revolving credit facility.

•
In the third quarter of 2016, we repurchased 1.0 million shares of our common stock under our Board-approved share repurchase program at a cost of $25.0 million (an average of $24.57 per share). Effective as of July 3, 2016, our Board approved an increase in our total remaining share repurchase authorization to $300 million. At October 1, 2016, the remaining authorization was $275 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	October 1, 2016		October 3, 2015		October 1, 2016		October 3, 2015
Net sales	$368.0	100.0%	$373.9	100.0%	$997.8	100.0%	$999.0	100.0%
Cost of sales	135.6	36.9%	140.3	37.5%	385.2	38.6%	379.0	37.9%
Gross profit	232.3	63.1%	233.6	62.5%	612.7	61.4%	620.0	62.1%

Operating expenses:
Sales and marketing	158.0	42.9%	156.9	42.0%	443.5	44.4%	424.0	42.4%
General and administrative	28.3	7.7%	27.8	7.4%	86.2	8.6%	80.0	8.0%
Research and development	7.0	1.9%	3.5	0.9%	21.7	2.2%	10.3	1.0%
Total operating expenses	193.3	52.5%	188.2	50.3%	551.3	55.3%	514.3	51.5%
Operating income	39.0	10.6%	45.4	12.1%	61.3	6.1%	105.8	10.6%
Other (expense) income, net	(0.3)	(0.1%)	0.1	0.0%	(0.6)	(0.1%)	0.4	0.0%
Income before income taxes	38.8	10.5%	45.5	12.2%	60.8	6.1%	106.1	10.6%
Income tax expense	13.0	3.5%	13.6	3.6%	20.6	2.1%	34.4	3.4%
Net income	$25.7	7.0%	$31.9	8.5%	$40.1	4.0%	$71.7	7.2%

Net income per share:
Basic	$0.56		$0.63		$0.86		$1.39
Diluted	$0.56		$0.62		$0.85		$1.36

Weighted-average number of common shares:
Basic	45.6		50.9		46.7		51.7
Diluted	46.4		51.7		47.4		52.5

Index

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Company-Controlled channel	97.8%	97.4%	97.3%	97.4%
Wholesale/Other channel	2.2%	2.6%	2.7%	2.6%
Total	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Sales change rates:
Retail comparable-store sales(1)	(10%)	12%	(7%)	15%
E-Commerce and Direct	23%	3%	10%	11%
Company-Controlled comparable sales change	(8%)	11%	(6%)	15%
Net store openings/closings	7%	4%	6%	5%
Total Company-Controlled channel	(1%)	15%	0%	20%
Wholesale/Other channel	(19%)	51%	3%	2%
Total net sales change	(2%)	16%	0%	20%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Average sales per store ($ in thousands)(1)(3)	$2,248	$2,559
Average sales per square foot(1)(3)	$895	$1,063
Stores > $1 million in net sales(1)(3)	98%	100%
Stores > $2 million in net sales(1)(3)	54%	69%
Average revenue per mattress unit – Company-Controlled channel(2)	$3,959	$3,992	$4,031	$3,991

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

The number of retail stores operating was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Beginning of period	506	467	488	463
Opened	24	11	57	24
Closed	(3)	(3)	(18)	(12)
End of period	527	475	527	475

Index

Comparison of Three Months Ended October 1, 2016 with Three Months Ended October 3, 2015

Net sales
Net sales decreased 2% to $368 million for the three months ended October 1, 2016, compared with $374 million for the same period one year ago. The sales decrease resulted from an 8% comparable sales decline in our Company-Controlled channel, partially offset by 7 percentage points (ppt.) of growth from sales generated by 52 net new stores opened in the past 12 months.

The $6 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $28 million decrease in sales from our Company-Controlled comparable sales; and (ii) a $2 million decrease in Wholesale/Other channel sales; partially offset by (iii) a $24 million increase resulting from net store openings. Company-Controlled mattress unit sales were essentially in line with the prior-year period. Average revenue per mattress unit in our Company-Controlled channel decreased by 1% to $3,959.

Gross profit
Gross profit of $232 million decreased by $1 million compared with the same period one year ago. The gross profit rate increased to 63.1% of net sales for the three months ended October 1, 2016, compared with 62.5% for the same period last year. The gross profit rate improvement of 0.6 ppt. was primarily due to material costs reductions and lower sales return and exchange costs. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, product mix changes and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended October 1, 2016 increased to $158 million, or 42.9% of net sales, compared with $157 million, or 42.0% of net sales, for the same period one year ago. The $1 million increase in the sales and marketing expenses in the current period was due to a $2 million increase in store occupancy expenses primarily due to operating 52 net new stores, partially offset by lower marketing costs.

General and administrative expenses
General and administrative (G&A) expenses totaled $28 million for the three months ended October 1, 2016, consistent with the same period one year ago, but increased to 7.7% of net sales, compared with 7.4% of net sales last year. G&A expenses for the three months ended October 3, 2015 included the following non-recurring items: (i) $7.0 million of data conversion and training expenses to support the October 2015 launch of our ERP system; partially offset by (ii) a $3.5 million gain (net of acquisition related expenses) related to our previously held minority equity investment in BAM Labs, Inc. (BAM Labs). See Note 5, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements for additional details. The net expense decrease of the non-recurring items for the three months ended October 1, 2016 was offset by: (i) $1.7 million of additional depreciation expense resulting from capital expenditures to support the growth of the business, including our new ERP system which was launched in the fourth quarter of 2015; and (ii) a $2.3 million net increase in legal and other G&A expenses. The G&A expense rate increased by 0.3 ppt. in the current year period compared with the same period one year ago due to the deleveraging impact from the 2% net sales decrease.

Research and development expenses
Research and development (R&D) expenses for the three months ended October 1, 2016 were $7.0 million, or 1.9% of net sales, compared with $3.5 million, or 0.9% of net sales, for the same period one year ago. The $3.5 million increase in R&D expenses was due to increased investments to support product innovations, including $2.6 million of expenses related to SleepIQ LABS' operations (acquired on September 15, 2015). The year-over-year increase is consistent with our long-term consumer innovation strategy.

Income tax expense
Income tax expense was $13 million for the three months ended October 1, 2016, compared with $14 million for the same period one year ago. The effective tax rate for the three months ended October 1, 2016 was 33.6% compared with 30.0% for the prior-year period. The lower effective tax rate for the prior-year period primarily resulted from tax planning benefits associated with the BAM Labs acquisition gain.

Index

Comparison of Nine Months Ended October 1, 2016 with Nine Months Ended October 3, 2015

Enterprise Resource Planning (ERP) system
In the fourth quarter 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically-integrated Enterprise Resource Planning (ERP) system. We experienced technical and operational issues in our plants and supply chain as we implemented the new system, which led to delivery delays and inconveniences for our customers. We completed our ERP implementation by the end of the first quarter of 2016. We experienced residual impacts from the ERP implementation that negatively affected first-quarter and second-quarter 2016 net sales and profits. The system is operating at normal service levels across our vertical enterprise.

Net sales
Net sales totaled $998 million for the nine months ended October 1, 2016, compared with $999 million for the same period one year ago. The sales change was comprised of a 6% comparable sales decrease in our Company-Controlled channel, offset by 6 percentage points (ppt.) of growth from sales generated by 52 net new retail stores opened in the past 12 months and an increase in Wholesale/Other channel sales. Net sales for the nine months ended October 1, 2016 benefited from the delivery of our 2015 year-end order backlog, offset by sales pressures from elevated order cancellations, customer appeasements and higher than normal sales returns resulting from the ERP implementation challenges we experienced in the first half of 2016.

The $1 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $56 million decrease in sales from our Company-Controlled comparable sales; partially offset by (ii) a $54 million increase resulting from net store openings; and (iii) a $1 million increase in Wholesale/Other channel sales. Company-Controlled mattress units decreased 1% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 1%.

Gross profit
Gross profit of $613 million decreased by $7 million, or 1%, compared with the same period one year ago. The gross profit rate decreased to 61.4% of net sales for the first nine months of 2016, compared with 62.1% for the prior-year period. The 0.7 ppt. decrease in the gross profit rate was primarily due to appeasements, labor inefficiencies and excess freight from actions taken to manage operating issues resulting from our ERP implementation during the first half of 2016. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including raw material price fluctuations, warranty expenses, product mix changes and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the first nine months of 2016 increased to $443 million compared with $424 million for the same period one year ago, and increased to 44.4% of net sales compared with 42.4% of net sales last year. The increase in sales and marketing expenses in the current period was mainly due to: (i) a $6 million increase in store occupancy expenses primarily due to operating 52 net new stores; (ii) an increase in customer financing expenses, as a larger percentage of our customers took advantage of promotional financing offers; (iii) increased marketing expenses to drive customer traffic to our brand, including a $4 million increase in media expenses; and (iv) higher customer service costs resulting from our ERP implementation challenges.

General and administrative expenses
General and administrative (G&A) expenses increased to $86 million in 2016, compared with $80 million in the prior year, and increased to 8.6% of net sales, compared with 8.0% of net sales one year ago. G&A expenses for the nine months ended October 3, 2015 included the following non-recurring items: (i) $9.0 million of data conversion and training expenses to support the October 2015 launch of our ERP system; partially offset by (ii) a $3.5 million gain (net of acquisition related expenses) related to our previously held minority equity investment in BAM Labs. See Note 5, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements for additional details. The net expense decrease of the non-recurring items for the nine months ended October 1, 2016 was more than offset by: (i) $6.2 million of additional depreciation expense resulting from capital expenditures to support the growth of the business, including our new ERP system which was launched in the fourth quarter of 2015; (ii) a $4.9 million increase in employee compensation, including incremental compensation costs to support our strategic growth drivers; and (iii) a $0.7 million net increase in other G&A expenses. The G&A expense rate increased by 0.6 ppt. in the current year period compared with the same period one year ago due to the items discussed above.

Research and development expenses
Research and development (R&D) expenses for the nine months ended October 1, 2016 were $22 million, or 2.2% of net sales, compared with $10 million, or 1.0% of net sales, for the same period one year ago. The $11 million increase in R&D expenses was due to increased investments to support product innovations, including $9.4 million of expenses related to SleepIQ LABS' operations (acquired on September 15, 2015). The year-over-year increase is consistent with our long-term consumer innovation strategy.

Index

Income tax expense
Income tax expense was $21 million for the nine months ended October 1, 2016, compared with $34 million for the same period one year ago. The effective tax rate for the nine months ended October 1, 2016 was 33.9% compared with 32.4% for the prior-year period. The lower effective tax rate for the prior-year period primarily resulted from tax planning benefits associated with the BAM Labs acquisition gain.

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

As of October 1, 2016, cash, cash equivalents and marketable debt securities totaled $51 million compared with $36 million as of January 2, 2016. The $15 million increase was primarily due to $145 million of cash provided by operating activities, partially offset by $39 million of cash used to purchase property and equipment and $96 million of cash used to repurchase our common stock ($95 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	October 1, 2016	October 3, 2015
Total cash provided by (used in):
Operating activities	$145.3	$131.6
Investing activities	(29.6)	(46.7)
Financing activities	(91.3)	(64.2)
Net increase in cash and cash equivalents	$24.4	$20.7

Cash provided by operating activities for the nine months ended October 1, 2016 was $145 million compared with $132 million for the nine months ended October 3, 2015. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $32 million decrease in net income for the nine months ended October 1, 2016 compared with the same period one year ago; (ii) a $17 million fluctuation in income taxes based on a $15 million income taxes receivable at the end of 2015 compared with a $0.5 million income taxes liability at the end of 2014; (iii) a $13 million fluctuation in accrued compensation and benefits which primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was earned in 2014 and paid in the first quarter of 2015, compared with no company-wide incentive compensation earned in 2015 that was paid in 2016; and (iv) the ERP implementation issues we experienced in our plants and supply chain during the fourth quarter of 2015 that resulted in higher inventory levels, increased accounts receivables, increased accounts payables and higher customer prepayments at the end of 2015.

Net cash used in investing activities was $30 million for the nine months ended October 1, 2016, compared with $47 million for the same period one year ago. With the completion of our ERP implementation, investing activities for the current-year period included $39 million of property and equipment purchases, compared with $61 million for the same period last year. On a net basis, we decreased our investments in marketable debt securities by $9 million during the nine months ended October 1, 2016, compared with a net decrease of $72 million during the nine months ended October 3, 2015. In September 2015, we completed the acquisition of BAM Labs. We previously held a $6.0 million minority equity investment in BAM Labs based on the cost method. In connection with the acquisition, our equity investment was remeasured to a fair value of $12.9 million and we acquired the remaining capital stock in BAM Labs for $57.1 million for a total enterprise value of $70.0 million. See Note 5, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements for additional details.

Net cash used in financing activities was $91 million for the nine months ended October 1, 2016, compared with $64 million for the same period one year ago. During the nine months ended October 1, 2016, we repurchased $96.4 million of our stock ($95.0 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock awards) compared with $70.3 million ($68.6 million under our Board-approved share repurchase program and $1.7 million in connection with the vesting of employee restricted stock awards) during the same period one year ago. Changes in book overdrafts are

Index

included in the net change in short-term borrowings. Financing activities for both periods reflect the cash proceeds from the exercise of employee stock options, vesting of employee restricted stock awards along with the associated excess tax benefits.

Under the Board-approved share repurchase program, we repurchased 4.6 million shares at a cost of $95 million (an average of $20.78 per share) during the nine months ended October 1, 2016. During the nine months ended October 3, 2015, we repurchased 2.3 million shares at a cost of $69 million (an average of $29.78 per share). Effective as of July 3, 2016, our Board approved an increase in our total remaining share repurchase authorization to $300 million. At October 1, 2016, the remaining authorization was $275 million. There is no expiration date governing the period over which we can repurchase shares.

Our revolving credit facility, as amended, has a net aggregate availability of $150 million. The credit facility is for general corporate purposes. The credit facility contains an accordion feature that allows us to increase the amount of available credit from $150 million up to $200 million, subject to lenders' approval. The credit facility matures in February 2021.

The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of October 1, 2016, we had no outstanding borrowings or letters of credit and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of October 1, 2016, we were in compliance with all financial covenants.

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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$25,745	$31,854	$18,958	$90,638
Income tax expense	13,044	13,623	11,112	43,452
Interest expense	267	44	721	87
Depreciation and amortization	14,536	11,643	56,154	43,100
Stock-based compensation	1,666	3,125	10,609	11,457
Asset impairments	2	17	51	619
Adjusted EBITDA	$55,260	$60,306	$97,605	$189,353

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net cash provided by operating activities	$145,261	$131,587	$121,616	$140,220
Subtract: Purchases of property and equipment	38,769	61,435	62,920	79,652
Free cash flow	$106,492	$70,152	$58,696	$60,568

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

	Trailing-Twelve Months Ended
	October 1, 2016	October 3, 2015
Net operating profit after taxes (NOPAT)
Operating income	$30,681	$133,640
Add: Rent expense(1)	64,994	63,078
Add: Interest income	109	537
Less: Depreciation on capitalized operating leases(2)	(16,953)	(15,809)
Less: Income taxes(3)	(29,805)	(58,896)
NOPAT	$49,026	$122,550

Average invested capital
Total equity	$176,512	$271,923
Less: Cash greater than target(4)	—	—
Add: Long-term debt(5)	—	—
Add: Capitalized operating lease obligations(6)	519,952	504,624
Total invested capital at end of period	$696,464	$776,547
Average invested capital(7)	$714,956	$710,701
Return on invested capital (ROIC)(8)	6.9%	17.2%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 37.8% and 32.5% for 2016 and 2015, respectively.

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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations

As of October 1, 2016, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at October 1, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in marketable debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our investments in marketable debt securities as of October 1, 2016, and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of October 1, 2016, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 4, 2015, Saeid Azimpour, a consumer, filed a purported class-action lawsuit in U.S. District Court in Minnesota alleging he was fraudulently induced to purchase a down alternative pillow at a Sleep Number store based on signage that indicated that the pillow was 50% off. Plaintiff alleged that the price he paid for the pillow was not truly 50% off the price at which Sleep Number previously sold the pillow. Plaintiff asserted 10 causes of action including consumer fraud, unlawful trade practices, deceptive trade practices under Minnesota law, violation of the Minnesota false advertising law, unjust enrichment, violation of the California unfair competition law, violation of the California false advertising law and violation of the California remedies act. Plaintiff sought to represent all individuals who “purchased one or more items from the Company advertised or priced at a discount from the original retail price at any time between December 1, 2011 and present.” Plaintiff sought injunctive relief, damages, disgorgement and attorneys’ fees. On June 13, 2016, the Court dismissed the case without prejudice. On August 25, 2016, plaintiff filed a new complaint asserting claims and prayers for relief similar to those described above. We believe the claims asserted in this lawsuit are without merit and we intend to vigorously defend this case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 3, 2016 through July 30, 2016	331,699	$22.74	330,786	$292,479,000
July 31, 2016 through August 27, 2016	306,290	25.86	305,891	284,571,000
August 28, 2016 through October 1, 2016	381,158	25.14	380,683	275,000,000
Total	1,019,147	$24.57	1,017,360	$275,000,000

(1)
Under our Board-approved $300 million share repurchase program, we repurchased 1,017,360 shares of our common stock at a cost of $25.0 million (based on trade dates) during the three months ended October 1, 2016.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 1,787 shares of our common stock at a cost of $44,559 during the three months ended October 1, 2016.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended October 1, 2016, filed with the SEC on October 31, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of October 1, 2016 and January 2, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2016 and October 3, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2016 and October 3, 2015; (iv) Condensed Consolidated Statement of Shareholders' Equity for the nine months ended October 1, 2016; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2016 and October 3, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	October 31, 2016	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended October 1, 2016, filed with the SEC on October 31, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of October 1, 2016 and January 2, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2016 and October 3, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2016 and October 3, 2015; (iv) Condensed Consolidated Statement of Shareholders' Equity for the nine months ended October 1, 2016; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2016 and October 3, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith