Form 10-K
period 2016-12-31
SELECT COMFORT CORP
filed 2017-02-24
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.
Commission File No. 0-25121

SELECT COMFORT CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1597886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9800 59th Avenue North
Minneapolis, Minnesota	55442
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (763) 551-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant as of July 2, 2016, was $747,344,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).
As of January 28, 2017, there were 42,950,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

As used in this Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Select Comfort” mean Select Comfort Corporation and its subsidiaries and the term “common stock” means our common stock, par value $0.01 per share.

As used in this Form 10-K, the term “bedding” includes mattresses, box springs and foundations.

Sleep Number®, Select Comfort®, SleepIQ®, the Double Arrow logo, AirFit®, Bam LABS®, the “B” logo, Comfortaire®,ComfortFit®, Comfort.Individualized.®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, Individualized Sleep Experiences®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Sleep Number Inner Circle®, Tech-e®, Smart Bed Technology®, The Only Bed That Knows You®, We Make BedsSmart®, What’s Your Sleep Number?®, SleepIQ Kids™, SleepIQ LABS™, Sleep For The FutureSM, Smart Bed For Smart Kids™, It™, The It Bed™, The Only Bed That Grows With Them™, Tonight Bedtime. Tomorrow The World™, ActiveComfort™, Auto Snore™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, PartnerSnore™, Rapid Sleep Onset™, Responsive Air™, Sleep Number 360™, The Bed Reborn™, the SleepIQ LABS logo, The Bed That Moves You™, our bed model names, and our other marks and stylized logos are trademarks and/or service marks of Select Comfort. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

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

We offer consumers high-quality, individualized sleep solutions and services, which include a complete line of Sleep Number beds, bases and bedding accessories. Our business has three significant competitive advantages: proprietary sleep innovations, ongoing customer relationships and exclusive retail distribution.

We have a vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number beds. We are the pioneer in biometric sleep tracking and adjustability. Only the Sleep Number bed offers SleepIQ technology - proprietary sensor technology that works directly with the bed’s DualAir system to track each individual’s sleep. SleepIQ technology communicates how you slept and what adjustments you can make to optimize your sleep and improve your daily life. Select Comfort also offers FlextFit adjustable bases, and Sleep Number pillows, sheets and other bedding products. As a specialty mattress retailer with stores across the nation, we offer consumers a unique, value-added retail experience at one of the more than 540 Sleep Number stores across the country, online at SleepNumber.com or via phone at (800) 753-3768.

We are committed to delivering superior shareholder value through three primary drivers of earnings per share growth: increasing demand, leveraging our business model and deploying our capital efficiently. We are the sleep innovation leader and drive growth through effective brand marketing and a differentiated retail experience.

In fiscal 2016 we generated net sales of $1.3 billion with $77 million of operating income. In 2012, 2013, 2014 and 2015, we generated operating income of $120 million, $91 million, $102 million and $75 million, respectively. We have transformed the business with $427 million of capital investments over five years through 2016. This effort positions us for accelerated profits and cash generation long-term.

In September 2015, we completed the acquisition of BAM Labs, Inc. (now operating as SleepIQ LABS), the leading provider of biometric sensor and sleep monitoring for data-driven health and wellness. The addition of SleepIQ LABS strengthens Sleep Number’s leadership in sleep innovation, adjustability and individualization. The acquisition broadens and deepens electrical, biomedical, software and backend capabilities - API (application program interface) and bio-signal analysis. Our ownership and control of biometric data advances smart, connected products that empower our customers to experience quality sleep.

In the fourth quarter of 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically integrated Enterprise Resource Planning (ERP) system. We completed our ERP implementation by the end of the first quarter of 2016. Implementation issues negatively affected fourth-quarter 2015 net sales and profits, and to a lesser degree, first-quarter and second-quarter 2016 net sales and profits. The new operating platform enables operational efficiencies, improved customer convenience and supports the growth of our business.

Proprietary Sleep Innovations

Sleep Number® Bed

Unlike the “one-size-fits-all” solution offered by other mattress brands, the Sleep Number bed offers individualized comfort that is adjustable on each side of the bed. Our proprietary DualAir technology, which features two independent air chambers, allows couples to adjust firmness to their own individual preference at the touch of a button. Sleepers can each enjoy their ideal firmness, support and pressure-relieving comfort - their Sleep Number setting - for deep, restful sleep.

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

•	The Classic Series offers Sleep Number adjustability starting at $799 for a queen mattress. The series includes the Sleep Number c2 and c4 beds.

•	The Performance Series includes our most popular mattresses with a perfect balance of softness and pressure-relieving support. The series includes the Sleep Number p5 and p6 beds.

•	The Memory Foam Series is breathable and contouring. The series includes the Sleep Number m7 bed.

•	The Innovation Series is the ultimate in individualized comfort and temperature-balancing innovation. The series includes the Sleep Number i8 and i10 beds.

In November 2016, J.D. Power announced that Sleep Number ranked highest in customer satisfaction with mattresses for the second consecutive year. The reports measured customer satisfaction with mattress purchases based on seven factors: comfort, price, support, durability, warranty, features and customer service. In 2016 Sleep Number achieved an overall satisfaction index score of 887, which is 32 points above the industry average of 855. In addition, Sleep Number achieved the highest score in the warranty and features study factors.

SleepIQ® Technology

SleepIQ technology is a touchless, biometric sensor technology that tracks sleep during the night. Launched by Select Comfort in 2014, SleepIQ technology tracks the user's sleep by gathering hundreds of readings per second continuously (heart rate, motion and breathing). Based on that data, a proprietary algorithm delivers a personal SleepIQ score, from 1 to 100, to consumers each morning. The Sleep Number bed is the only bed that lets you track and optimize your sleep with SleepIQ technology. SleepIQ also connects with leading health, fitness and sleep environment apps - including FitBit®, Nest Learning Thermostat™, MapMyRun™ and Withings Health Mate™ - to show a holistic view of how lifestyle choices may affect sleep. It empowers the sleeper to achieve their best possible sleep each night. SleepIQ technology is included on our Memory Foam and Innovation series, and available for purchase on all other Sleep Number beds. In addition, SleepIQ can be added to Sleep Number beds purchased after 2008.

SleepIQ Kids™ Bed

In 2015, we introduced the SleepIQ Kids bed, which extends Sleep Number’s core DualAir adjustability and SleepIQ technology to the children’s mattress market. It is the only bed that adjusts with children as they grow. Through a combination of sleep knowledge powered by SleepIQ technology and adjustability powered by Sleep Number DualAir technology, the SleepIQ Kids bed empowers parents or children to adjust the bed for individualized comfort.

The it™ bed

In September 2016 our latest innovation, the "it bed," became available for sale. The "it bed" is compressed into a sleek box and delivered directly to the customer's doorsteps. Designed for today's connected lifestyles, the "it bed" is adjustable on each side and features SleepIQ technology. The "it bed" received four technology and innovation awards at CES in 2016.

Select Comfort developed the new "it bed" brand for first-time bed buyers and tech-savvy individuals who recognize that quality sleep is essential to their life. It effortlessly quantifies your sleep, connects to select applications and has predictive modeling that makes suggestions to improve your sleep. The "it bed" is exclusive to Select Comfort and is available online at itbed.com and in select Sleep Number stores priced at $1,099 for a queen mattress. The "it bed" features the latest release of SleepIQ technology, which uses adaptive algorithms and predictive modeling to recommend adjustments to daily habits and sleep environment. It also features ActiveComfort technology - the "it bed" has dual, foam-filled air chambers that respond to individuals’ constantly changing needs and adjusts to an ideal level of comfort, firmness and support.

The Sleep Number 360™ smart bed product line

In January 2017 at CES, Select Comfort introduced the Sleep Number 360 smart bed product line, one of the most significant innovations in our 30-year history. The Sleep Number 360 smart bed won 13 awards at CES, including being named the Best of Innovation Honoree in the Home Appliances category. Powered by SleepIQ technology, the Sleep Number 360 smart beds will intuitively sense and automatically adjust comfort to keep both partners sleeping soundly all night. The SleepIQ technology platform integrates hardware, software and design to deliver effortless adjustability, sleep tracking and connectivity.

The new Sleep Number 360 smart mattresses and adjustable bases will include these new features:

•
Self-adjusting comfort throughout the night. As sleep positions change during the night, Responsive Air technology will adjust the bed’s comfort in real time via the two air chambers inside the mattress.

•
Foot-warming feature to fall asleep faster. It’s clinically proven that people fall asleep faster when their feet are warmed. SleepIQ technology knows the sleepers’ bedtime routines and warms the foot of the bed automatically before bedtime with Rapid Sleep Onset technology.

•	Auto Snore detection and adjustment. Responding to SleepIQ biometrics, the 360 Smart Bed will automatically adjust to each sleeper’s ideal position.

•
Smart alarm feature will awaken sleepers at the optimal moment. SleepIQ technology knows each sleeper's desired wake-up window and an alarm will sound when they are in their lightest stage of sleep during this window.

The Sleep Number 360 smart bed line will replace the current Sleep Number line. The phased implementation is planned to begin in the second quarter of 2017 and will be exclusively available in all Sleep Number stores and online.

FlexFit™ Adjustable Base Technology

We offer a full line of exclusive FlexFit adjustable bases that enable customers to raise the head or foot of the bed, and to experience the comfort of massage. Our PartnerSnore technology lets a user gently raise their partner’s head to relieve common snoring.

In conjunction with the 360 smart beds, we will introduce a new line of FlexFit adjustable bases in 2017. This new series will replace our existing FlexFit models and will integrate with SleepIQ technology to deliver the new features and functionality.

Sleep Number® Bedding Collection

Our exclusive Sleep Number bedding collection comprises a full line of sleep products that are designed to solve sleep issues. Select Comfort has a wide assortment of pillows designed to fit each individual's size, shape and sleeping position for more comfortable sleep. Our innovative bedding features make it easier to make your bed: our SmartFit design keeps sheets securely in place and Logic Label takes the guesswork out of making your bed. We also offer a wide assortment of temperature-balancing products.

In 2013, we introduced the DualTemp layer, a new sleep innovation that addresses one of the most significant sleep issues experienced by customers: sleeping too hot or sleeping too cold. The DualTemp layer features active air technology that allows each person to select his or her ideal temperature at the simple touch of a button. The DualTemp layer can be used with any mattress brand or adjustable base.

Exclusive Distribution

Unlike traditional mattress manufacturers, which primarily sell through third-party retailers, nearly 98% of our net sales are direct to consumers through our Sleep Number stores, online at SleepNumber.com or via phone.

Since 2012, we rebuilt our store portfolio and expanded our national footprint. This strategy has included repositioning a large percentage of our mall stores to stronger off-mall locations, improving the size and positioning within malls and adding stores in both existing and new trade areas. Going forward, we anticipate a total store count of 600 to 650 stores by 2019. We are well positioned with a retail store portfolio that is healthy and productive. As of year-end 2016, approximately 80% of our stores are less than five years old.

We target high-quality, convenient, visible store locations based on several factors, including each market’s overall sales potential, store geographic location, demographics and proximity to other specialty retail stores. As the exclusive distributor of Sleep Number products, we target one store per 350,000 - 500,000 people. This places our stores within an average radius of 10 miles, or 20-minute drive times, for most of our target customers.

Our award-winning store design and improved real estate locations support our value-added retail experience, which results in high store productivity and profitability. Our sales-per-square-foot productivity ranks in the top 10 of U.S. specialty retail brands, at nearly $1,000 per foot and we average approximately $650,000 in annual net sales per full-time retail employee. Since 2011, we have increased our average store size by more than 66% to 2,538 square feet.

As of December 31, 2016, we had 540 retail stores in 49 U.S. states, 53% of which were in non-mall locations. We expect to grow our retail store portfolio by 3% to 4% during 2017.

In addition, we have a robust online experience that helps customers easily engage in relevant content, research our products and solutions, transact online and find post-sales support. Our online experience expands our digital brand and connections with consumers, driving deeper awareness, consideration and engagement.

We have adopted an agile development approach to our online initiatives. This means we deploy rapid experimentation and iterations of our digital experiences. Results include faster time-to-market of online improvements to drive store traffic and online conversion. All Sleep Number products are available exclusively at SleepNumber.com or Sleep Number stores.

Our retail stores accounted for 91% of our net sales in 2016. Average annual net sales per comparable store were $2.4 million in 2016, $2.4 million in 2015 and $2.3 million in 2014. In 2016, 98% of our stores open for a full year generated net sales over $1.0 million and 61% of our stores open for a full year generated net sales over $2.0 million. We now have more than 20% of our store base delivering greater than $3 million in annual net sales. Our online and phone sales accounted for 7% of our net sales in 2016.

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

Marketing drives growth in our business by building consumer awareness and consideration of our sleep innovations, and increasing traffic to our website and stores, while building our brand image. Our advertising communications target our existing customers for repeat and referral purchases and potential new customers through a mix of national and local marketing. Television is our most efficient media, followed by digital. We continue to build our in-house digital capabilities and data-driven tools to make deeper connections with our customers, increase demand and improve media efficiency. In 2016, media expense represented 14.5% of net sales.

Operations

Manufacturing and Distribution

We have two manufacturing plants located in Irmo, South Carolina and Salt Lake City, Utah, which distribute Sleep Number products. The manufacturing operations in South Carolina and Utah consist of quilting and sewing of the fabric covers for our beds, and final assembly and packaging of mattresses and bases. In addition, our electrical Firmness Control systems are assembled in our Utah plant.

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

Historically, we manufactured beds primarily on a just-in-time basis to fulfill orders rather than stocking inventory, which enabled us to maintain lower levels of finished goods inventory and operate with limited regional warehousing. Over the last two years, we have migrated our fulfillment process to a hybrid "make-to-stock" model, wherein our best selling products are forward stocked in distribution centers closer to customers. Together with our new ERP system, this hybrid model will enable us to improve our customer experience with shorter delivery times. Products are generally received by the customer within five to 14 days from the date of order.

Home Delivery Service

We offer Comfort ServiceSM home delivery and setup, which includes assembly and mattress removal. In selected markets, we provide home delivery, assembly and mattress removal services through third-party providers. Over 80% of beds sold are delivered by our full-service home delivery team or by our third-party service providers.

Customer Service

We have an in-house customer service department staffed by teams of specialists that provide service and support via phone, email, “live chat” and social media. Direct access to our customers is a unique advantage that also provides insights and identifies emerging trends as we strive to continuously improve our product and service quality and advance our product innovation.

Research and Development

As a consumer-driven innovation company, Select Comfort conducts extensive research to understand consumer needs. This research informs the design and delivery of our sleep innovations and our customer experience. We have a robust product development organization that fuels our innovations, and in 2015 we acquired BAM Labs, Inc. (now operating as SleepIQ LABS), a leading provider of biometric sensor and sleep monitoring for data-driven health and wellness. This is significant as consumers are rapidly adopting new digital tools and using their personal data to improve health and wellness. Technology that improves the quality of sleep and overall wellness will continue to be a top priority for Select Comfort. Our research and development expenses were $28.0 million in 2016, $16.0 million in 2015 and $8.2 million in 2014.

Management Information Systems

We use information technology systems to operate, analyze and manage our business, to reduce operating costs and to enhance our customers' experience. Our major systems include an in-store order entry system, a retail portal system, a payment processing system, in-bound and out-bound telecommunications systems for direct marketing, delivery scheduling and customer service, e-commerce systems, a data warehouse system and an enterprise resource planning system. These systems are primarily comprised of packaged applications licensed from various software vendors plus a limited number of internally developed programs. In October 2015, we completed a multi-year project to upgrade our core information technology systems. Please refer to the information set forth in "Part I, Item 1A. Risk Factors" for a discussion of certain risks that may be encountered in connection with the our management information systems.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, mattress construction, foundation systems, sensing systems, as well as other technology. We have numerous U.S. patents, expiring at various dates between July 2017 and February 2035, and numerous U.S. patent applications pending. We also have numerous foreign patents and patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products.

We have a number of trademarks and service marks registered with the U.S. Patent and Trademark Office, including Sleep Number®, Select Comfort®, SleepIQ®, the Double Arrow logo, AirFit®, Bam LABS®, the “B” logo, Comfortaire®, ComfortFit®, Comfort.Individualized.®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, Individualized Sleep Experiences®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Sleep Number Inner Circle®, Tech-e®, Smart Bed Technology®, The Only Bed That Knows You®, We Make Beds Smart®, and What’s Your Sleep Number?®. We have several trademarks that are the subject of pending applications, including SleepIQ Kids™, SleepIQ LABS™, Sleep for the FutureSM, Smart Bed For Smart Kids™, It™, The It Bed™, The Only Bed That Grows With Them™, and Tonight Bedtime. Tomorrow The World™.  Each registered mark is renewable indefinitely as long as the mark remains in use and/or is not deemed to be invalid or canceled. We also have a number of common law trademarks, including ActiveComfort™, Auto Snore™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, PartnerSnore™, Rapid Sleep Onset™, Responsive Air™, Say Hello to It™, Sleep Number 360™, the SleepIQ LABS logo, The Bed Reborn™, The Bed That Moves You™ and our bed model names. Several of our trademarks have been registered, or are the subject of pending applications for registration, in various foreign countries. We also have other intellectual property rights related to our products, processes and technologies, including trade secrets, trade dress and copyrights. We protect and enforce our intellectual property rights, including through litigation as necessary.

Industry and Competition

The U.S. bedding industry is a mature and generally stable industry. According to the International Sleep Products Association (ISPA), the industry has grown by approximately 5% over last 20 years and at an estimated 6%, on average, over the past six years. We believe that industry unit growth has been primarily driven by population growth, an increase in the number of homes (including secondary residences) and the increased size of homes. We believe growth in average wholesale prices resulted from a shift to both larger and higher-quality beds, which are typically more expensive. According to ISPA, industry wholesale shipments of mattresses and foundations (excluding adjustable bases) were estimated to be $8.2 billion in 2016 compared to $8.0 billion in 2015. We estimate that traditional innerspring mattresses represent approximately 73% of total U.S. bedding sales (based on 2015 sales). Furniture/Today, a furniture industry trade publication, has ranked Select Comfort as the 5th largest mattress manufacturer and 3rd largest U.S. bedding retailer for 2015, with a 5.0% market share of industry revenue.

Manufacturers in the bedding industry compete on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among manufacturers, who produce innerspring, memory foam and hybrid beds, under nationally recognized brand names, including Tempur Sealy, Stearns & Foster, Serta and Simmons. Recently, numerous (greater than 50) direct-to-consumer companies have entered the market, offering “bed-in-a-box” products to consumers primarily through the Internet. These companies market directly to consumers, competing primarily on convenience of online shopping and speed of delivery. Their products are generally foam-based and undifferentiated in terms of sleep benefits. Select Comfort is differentiated from competitors through its consumer innovation strategy and direct-to-consumer model with 540 Sleep Number stores nationwide. We compete with our proprietary innovations, including our signature Sleep Number adjustability and SleepIQ Technology, that provide meaningful sleep benefits for our customers.

The retail bedding industry is fragmented and also highly competitive. Our Company-Controlled distribution channel is exclusive, and we compete against regional and local specialty bedding retailers, home furnishing stores, mass merchants, national discount stores and online marketers. Our exclusive distribution is highly differentiated, and offers a retail-leading customer experience.

Governmental Regulation and Compliance

As a vertically integrated manufacturer and retailer, we are subject to extensive federal, state and local laws and regulations affecting all aspects of our business.
As a manufacturer, we are committed to product quality and safety, including adherence to all applicable laws and regulations affecting our products. Compliance with federal fire retardant standards developed by the U.S. Consumer Product Safety Commission, including rigorous and costly testing, has increased the cost and complexity of manufacturing our products and may adversely impact the speed and cost of product development efforts. Further, our manufacturing and other business operations and facilities are or may become subject to additional federal, state or local laws or regulations relating to supply chain transparency, conflict minerals sourcing and disclosure, end-of-life disposal and recycling requirements and other laws or regulations relating to environmental protection and health and safety requirements. We are not aware of any national or local environmental laws or regulations that may require material capital expenditures or which may materially affect our competitive position or our operational results, financial position or cash flows.
As a retailer, we are subject to additional laws and regulations that apply to retailers generally and govern the marketing and sale of our products and the operation of both our retail stores and our e-commerce activities. Many of the statutory and regulatory requirements which impact our retail and e-commerce operations are consumer-focused and pertain to activities such as the advertising and selling of credit-based promotional offers, truth-in-advertising, privacy, “do not call/mail” requirements, warranty disclosure, delivery timing requirements, accessibility and similar requirements.
All of our operations are or may become subject to federal, state and local labor laws including, but not limited to, those relating to occupational health and safety, employee privacy, wage and hour, overtime pay, harassment and discrimination, equal opportunity and employee leaves and benefits. We are also subject to existing and emerging federal and state laws relating to data security.
It is our policy and practice to comply with all legal and regulatory requirements and our procedures and internal controls are designed to promote such compliance.

Customers

No single customer accounts for 10% or more of our net sales.

Seasonality

Our business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales in the second quarter of the calendar year and increased sales during selected holiday or promotional periods.

Working Capital

We are able to operate with minimal working capital requirements because we sell directly to customers, utilize a primarily hybrid "make-to-stock" production process and operate retail stores that serve mainly as showrooms. We have historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. As of December 31, 2016, we had $150 million net aggregate availability under our $150 million credit facility. Our credit facility contains an accordion feature that allows us to increase the amount of the line up to $200 million in total availability, subject to lender approval.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by Synchrony Bank. Approximately 45% of our net sales in 2016 were financed by Synchrony Bank. Our current agreement with Synchrony Bank expires December 31, 2020, subject to earlier termination upon certain events and subject to automatic extensions. We pay Synchrony Bank a fee for extended credit promotional financing offers. Under the terms of our agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures. As the receivables are owned by Synchrony Bank, at no time are the receivables purchased or acquired from us. We are not liable to Synchrony Bank for our customers' credit defaults. In connection with all purchases financed under these arrangements, Synchrony Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Customers that do not qualify for credit under our agreement with Synchrony Bank may apply for credit under a secondary program that we offer through another provider.

Employees

At December 31, 2016, we employed 3,768 persons, including 2,033 retail sales and support employees, 293 customer service employees, 969 manufacturing and logistics employees, and 473 management and administrative employees. Approximately 110 of our employees were employed on a part-time or temporary basis at December 31, 2016. Except for managerial employees and professional support staff, all of our employees are paid on an hourly basis (plus commissions for sales professionals). Additionally, we provide various broad-participation incentive compensation programs tied to various performance objectives. None of our employees are represented by a labor union or covered by a collective bargaining agreement. In recent periods, we have focused on improving our employee engagement levels, which we believe are important to driving both organizational productivity and customer satisfaction.

Executive Officers of the Registrant

SHELLY R. IBACH, 57
President and Chief Executive Officer (Joined the Company in April 2007 and was promoted to President and CEO in June 2012)
Shelly R. Ibach, Sleep Number® setting 40, serves as the President and Chief Executive Officer (CEO) for Select Comfort (NASDAQ: SCSS). From June 2011 to June 2012, Ms. Ibach served as the company’s Executive Vice President and Chief Operating Officer and from October 2008 to June 2011, she served as Executive Vice President, Sales & Merchandising. Ms. Ibach joined the company in April 2007 as Senior Vice President of U.S. sales for company-owned channels. Before joining the company, Ms. Ibach was Senior Vice President and General Merchandise Manager for Macy’s home division. From 1982 to 2005, Ms. Ibach held various leadership and executive positions within Department Stores at Target Corporation.

MELISSA BARRA, 45
Senior Vice President, Chief Strategy and Customer Relationship Officer (Joined the Company in 2013 and was promoted to current role in January 2015)
Melissa Barra, Sleep Number® setting 30, serves as the Senior Vice President, Chief Strategy and Customer Relationship Officer. Ms. Barra was Vice President, Consumer Insights and Strategy from February 2013 to January 2015. Prior to joining Select Comfort in February 2013, Ms. Barra was Vice President, Process Reengineering Officer for Best Buy Co., Inc. from 2011 to 2012. In a dual role, she also served as Vice President, Finance, New Business Customer Solutions Group from 2010 to 2012. From 2005 to 2010, she held leadership positions in Strategic Alliances and Corporate Development for Best Buy. Prior to Best Buy, Ms. Barra held corporate finance and strategy leadership roles in companies in the U.S. and internationally, including Grupo Futuro S.A., Citibank and GE Capital.

ANNIE L. BLOOMQUIST, 47
Senior Vice President and Chief Product Officer (Joined the Company in 2008 and was promoted to current role in June 2012)
Annie L. Bloomquist, Sleep Number® setting 25, serves as the Senior Vice President and Chief Product Officer for Select Comfort and leads product innovation including product management, development, merchandise buying, planning and R&D for all Sleep Number products, including SleepIQ Labs. Ms. Bloomquist was the Chief Product and Merchandising Officer from June 2011 to June 2012. Ms. Bloomquist joined Select Comfort in May 2008 as Vice President and General Merchandise Manager. Prior to joining Select Comfort, Ms. Bloomquist held leadership positions in product and merchandising at Macy’s and Marshall Field’s Department Stores for Target Corporation from 1996 to 2008.

KEVIN K. BROWN, 48
Senior Vice President and Chief Marketing Officer (Joined the Company in 2013)
Kevin K. Brown, Sleep Number® setting 35, serves as the Senior Vice President and Chief Marketing Officer for Select Comfort. Prior to joining Select Comfort in January 2014, Mr. Brown served as Group Vice President, Chief Marketing Officer for Meijer, Inc., a regional chain of retail supercenters, from 2011 to 2013. From 2007 to 2011, Mr. Brown held executive marketing leadership roles at Sears Holdings Corporation, including Vice President, Chief Marketing Officer for the home appliances business unit. Previously, Mr. Brown held the position of Senior Vice President, Marketing for Jo-Ann Stores, Inc., from 2004 to 2006. Prior to Jo-Ann Stores, he was an associate partner for Accenture.

DAVID R. CALLEN, 50
Senior Vice President and Chief Financial Officer (Joined the Company in 2014)
David R. Callen, Sleep Number® setting 40, serves as the Senior Vice President and Chief Financial Officer for Select Comfort. Prior to joining Select Comfort in April 2014, Mr. Callen served as the Principal Financial Officer, Vice President, Finance and Treasurer for Ethan Allen Interiors, Inc., from 2007 to 2014. Previously, Mr. Callen served for more than 15 years in increasingly responsible international financial management positions, emphasizing brand support and manufacturing across industries including automotive, dental, outdoor recreational products, high tech and public accounting.

ANDY P. CARLIN, 53
Senior Vice President and Chief Sales and Services Officer (Joined the Company in 2008 and was promoted to current role in April 2016)
Andy P. Carlin, Sleep Number® setting 55, serves as the Executive Vice President and Chief Sales and Service Officer for Select Comfort and leads all sales channels, real estate and home delivery operations. From June 2012 to April 2016, Mr. Carlin was Senior Vice President and Chief Sales Officer; from May 2011 to June 2012, Mr. Carlin was the Vice President and Chief Sales Officer; and from January 2009 to May 2011, he was the Vice President of U.S. Retail Sales. Mr. Carlin joined Select Comfort in January 2008 as Regional Vice President, East Region. Prior to joining Select Comfort, Mr. Carlin spent more than 20 years in sales leadership roles for companies including Senior Vice President of Store Operations at Gander Mountain from 2003 to 2008, Kohl’s Department Stores from 1995 to 2003 and the department store division of Target Corporation from 1986 to 1995.

PATRICIA A. DIRKS, 60
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

MARK A. KIMBALL, 58
Senior Vice President and Chief Legal and Risk Officer and Secretary (Joined the Company in 1999)
Mark A. Kimball, Sleep Number® setting 55, serves as the Senior Vice President, Chief Legal and Risk Officer and Secretary. From August 2003 to June 2011, Mr. Kimball held the position of Senior Vice President, General Counsel, Chief Administrative Officer and Secretary. From July 2000 to August 2003, Mr. Kimball served as Senior Vice President, Human Resources and Legal, General Counsel, Chief Administrative Officer and Secretary. From May 1999 to July 2000, Mr. Kimball served as the company’s Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining Select Comfort, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

SURESH KRISHNA, 48
Senior Vice President and Chief Operations, Supply Chain and Lean Officer (Joined the Company in 2016)
Suresh Krishna, Sleep Number® setting 40, serves as the Senior Vice President and Chief Operations, Supply Chain and Lean Officer of Select Comfort. Prior to joining Select Comfort, Mr. Krishna served as Vice President of Global Operations and Integration at Polaris from 2010 to 2014, leading a 6,500+ person operations organization and driving a culture change to embrace lean across the entire enterprise. In July 2014, he was promoted to Vice President and Business Unit Head of Europe Middle East & Africa (EMEA) for Polaris, where he was responsible for a full P&L with factories, R&D centers, subsidiaries, distributors and dealer networks across more than 60 countries. From 2007 to 2010, he served as Vice President Global Operations, Supply Chain and IT at a division of UTC Fire & Security. Krishna also served in a variety of roles for Diageo, including Vice President of Supply Chain, North America; as a Program Director for an ERP implementation; and as a Director of Strategic Planning and Finance. Earlier in his career he was an associate at Booz Allen & Hamilton.

J. HUNTER SAKLAD, 47
Senior Vice President, Chief Information Officer (Joined the Company in 2004 and was promoted to current role in December 2012)
Hunter Saklad, Sleep Number® setting 50, serves as the Senior Vice President and Chief Information Officer at Select Comfort. From June 2011 to December 2012, he served as the Vice President, Consumer Insight and Strategy at Select Comfort. From March 2006 to June 2011, he was Vice President of Finance and held a variety of positions across Finance serving business partners in marketing, sales, supply chain, FP&A, investor relations and treasury. Mr. Saklad joined Select Comfort in October 2004 as Sr. Director of Finance. Prior to joining Select Comfort, Mr. Saklad held finance leadership roles at Ford Motor Company and Visteon.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Copies of our reports, proxy statements and other information can be read and copied at:

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

Our corporate Internet website is www.SleepNumber.com. Through a link to a third-party content provider, our corporate website provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. These documents are posted on our website at www.SleepNumber.com — select the "About" link, the “Investor Relations” link and then the “SEC Filings” link. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

We also make available, free of charge on our website, the charters of the Audit Committee, Management Development and Compensation Committee, and Corporate Governance and Nominating Committee as well as our Code of Business Conduct (including any amendment to, or waiver from, a provision of our Code of Business Conduct) adopted by our Board. These documents are posted on our website — select the "About" link, the “Investor Relations” link and then the “Corporate Governance” link.

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

Consumers are increasingly using digital tools as a part of their shopping experience. As a result, our future growth and profitability will depend in part on (i) the effectiveness and efficiency of our on-line experience including advertising and search optimization programs in generating consumer awareness and sales of our products, (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites, (iii) our ability to prevent Internet publication of false or misleading information regarding our products or our competitors’ products; (iv) the nature and tone of consumer sentiment published on various social media sites; and (v) the stability of our website. In recent periods, a number of direct-to-consumer, Internet-based retailers have emerged and have driven up the cost of basic search terms, which has and may continue to increase the cost of our Internet-based marketing programs.

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

Many of our stores are mall-based. We depend on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for our retail stores. Any decrease in mall traffic could adversely affect our sales, profitability, cash flows and financial condition.

Our Company-Controlled distribution strategy results in relatively few points of distribution, including 540 retail stores in 49 U.S. states as of the end of 2016. Several of the mattress manufacturers and retailers with which we compete have significantly more points of distribution than we do, which makes us highly dependent on our ability to drive consumers to our points of distribution in order to gain market share.

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

Our products are highly differentiated from traditional innerspring mattresses and from viscoelastic foam mattresses, which have little or no technology and do not rely on electronics and air control systems. As a result, our beds may be susceptible to failures that do not exist with traditional or viscoelastic foam mattresses. Failure to achieve and maintain acceptable quality standards could impact consumer acceptance of our products or could result in negative media and Internet reports or owner dissatisfaction that could negatively impact our brand image and sales levels.

In addition, a decline in product quality could result in an increase in return rates and a corresponding decrease in sales, or an increase in product warranty claims in excess of our warranty reserves. An unexpected increase in return rates or warranty claims could harm our sales, profitability, cash flows and financial condition.

As a consumer innovation company with differentiated products, we face an inherent risk of exposure to product liability claims if the use of our products is alleged to have resulted in personal injury or property damage. If any of our products proves to be defective, we may be required to recall or redesign such products. We have at times experienced increased returns and adverse impacts on sales, as well as product liability litigation, as a result of media reports related to the alleged propensity of our products to develop mold. We may experience additional adverse impacts on sales and additional litigation if any similar media reports were to occur in the future. We maintain insurance against some forms of product liability claims, but such coverage may not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our sales, profitability, cash flows and financial condition.

Our future growth and profitability depends in part on our ability to continue to improve and expand our product line and to successfully execute new product introductions.

As described in greater detail below, the mattress industry, as well as the market for sleep monitoring products, are both highly competitive, and our ability to compete effectively and to profitably grow our market share depends in part on our ability to continue to improve and expand our product line of adjustable firmness air beds, SleepIQ technology and related accessory products. We incur significant research and development and other expenditures in the pursuit of improvements and additions to our product line. If these efforts do not result in meaningful product improvements or new product introductions, or if we are not able to gain widespread consumer acceptance of product improvements or new product introductions, our sales, profitability, cash flows and financial condition may be adversely affected. In addition, if any significant product improvements or new product introductions are not successful, our reputation and brand image may be adversely affected.

Beginning in 2017, we plan to introduce a new line of mattresses to replace our current line of mattresses. This new product launch will result in significant transition costs in our supply chain and retail stores. If we are not able to gain widespread consumer acceptance of this new product line, or if we do not successfully execute the new product introduction effectively and efficiently, our sales, profitability, cash flows and financial condition may be adversely affected.

Significant competition could adversely affect our business.

Because of the vertical integration of our business model, our products and distribution channels face significant competition from both manufacturers of different types of mattresses and a variety of retailers. Our SleepIQ technology also faces significant competition from various manufacturers and retailers of sleep tracking and monitoring products.

The mattress industry is characterized by a high degree of concentration among the largest manufacturers of innerspring mattresses and viscoelastic foam mattresses and one dominant national mattress retailer. Many newer competitors (approximately 50 to 100) in the mattress industry have begun to offer “bed-in-a-box” or similar products directly to consumers through the Internet and other distribution channels.

A variety of sleep tracking and monitoring products that compete with our SleepIQ technology have been introduced by various manufacturers and retailers, both within and outside of the traditional mattress industry.

Some of the manufacturers that we compete with have substantially greater financial, marketing and manufacturing resources and greater brand name recognition than we do and sell products through broader and more established distribution channels. Our national, exclusive distribution competes with other retailers who generally provide a wider selection of mattress alternatives than we offer. A number of these retailers also have more points of distribution and greater brand name recognition than we do. In recent periods, a number of direct-to-consumer, Internet-based retailers have emerged and have driven up the cost of basic search terms, which has and may continue to increase the cost of our Internet-based marketing programs.

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

We own various U.S. and foreign patents and patent applications related to certain elements of the design and function of our beds and related products. We own numerous registered and unregistered trademarks and trademark applications, including in particular our Sleep Number and SleepIQ trademarks, as well as other intellectual property rights, including trade secrets, trade dress and copyrights, which we believe have significant value and are important to the marketing of our products. These intellectual property rights may not provide sufficient protection against infringement or piracy, may not prevent competitors from developing and marketing products that are similar to or competitive with our beds or other products, and may be costly and time-consuming to protect and enforce. Our patents are also subject to varying expiration dates. In particular, one of our U.S. patents related to a firmness control system for use with an adjustable air mattress will expire in July of 2017. In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States. If we are unable to protect and enforce our intellectual property, we may be unable to prevent other companies from using our technology or trademarks in connection with competitive products, which could adversely affect our sales, profitability, cash flows and financial condition.

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

A significant percentage of our sales are made under consumer credit programs through third parties. The amount of credit available to consumers may be adversely impacted by macroeconomic factors that affect the financial position of consumers and as suppliers of credit adjust their lending criteria. In addition, changes in federal regulations effective in 2010 placed additional restrictions on all consumer credit programs, including limiting the types of promotional credit offerings that may be offered to consumers.

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

We currently obtain all of the materials and components used to produce our beds from outside sources including some who are located outside the United States. In several cases, including our proprietary air chambers, our proprietary blow-molded foundations, our adjustable foundations, various components for our Firmness Control systems, as well as fabrics and zippers, we have chosen to obtain these materials and components from suppliers who serve as the only source of supply, or who supply the vast majority of our needs of the particular material or component. While we believe that these materials and components, or suitable replacements, could be obtained from other sources, in the event of a disruption or loss of supply of relevant materials or components for any reason, we may not be able to find alternative sources of supply, or if found, may not be found on comparable terms. If our relationship with the primary supplier of our air chambers, the supplier of our blow-molded foundations or the supplier of our adjustable foundations is terminated, we could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components.

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

Our business is subject to significant increases or volatility in the prices of certain commodities, including but not limited to fuel, oil, natural gas, rubber, cotton, plastic resin, steel and chemical ingredients used to produce foam. Increases in prices of these commodities or other inflationary pressures may result in significant cost increases for our raw materials and product components, as well as increases in the cost of delivering our products to our customers. To the extent we are unable to offset any such increased costs through value engineering and similar initiatives, or through price increases, our profitability, cash flows and financial condition may be adversely impacted. If we choose to increase prices to offset the increased costs, our sales volumes could be adversely impacted.

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

Our business is subject to a wide variety of government laws and regulations. These laws and regulations, as well as any new or changed laws or regulations, could disrupt our operations or increase our compliance costs. Failure to comply with such laws and regulations could have further adverse impact.

We are subject to a wide variety of laws and regulations relating to the bedding industry or to various aspects of our business. Laws and regulations at the federal, state and local levels frequently change and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, future regulatory or administrative changes. Changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts employment and labor, trade, advertising and marketing practices, pricing, consumer credit offerings, product testing and safety, transportation and logistics, health care, tax, accounting, privacy and data security, health and safety or environmental issues, among others, could require us to change the way we do business and could have a material adverse impact on our sales, profitability, cash flows and financial condition. New or different laws or regulations could increase direct compliance costs for us or may cause our vendors to raise the prices they charge us because of increased compliance costs. Further, the adoption of a multi-layered regulatory approach to any one of the state or federal laws or regulations to which we are currently subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business.

Legislative or regulatory changes that impact our relationship with our workforce, such as minimum wage requirements or health insurance or other employee benefits mandates, could increase our expenses and adversely affect our operations.
While it is our policy and practice to comply with legal and regulatory requirements and our procedures and internal controls are designed to promote such compliance, we cannot assure that all of our operations will comply with all such legal and regulatory requirements. Further, laws and regulations change over time and we may be required to incur significant expenses and/or to modify our operations in order to ensure compliance. This could harm our profitability or financial condition. If we are found to be in violation of any laws or regulations, we could become subject to fines, penalties, damages or other sanctions as well as potential adverse publicity or litigation exposure. This could adversely impact our business, reputation, sales, profitability, cash flows or financial condition.

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

These regulations require manufacturers to implement quality assurance programs and encourage manufacturers to conduct random testing of products. These regulations also require maintenance and retention of compliance documentation. These quality assurance and documentation requirements are costly to implement and maintain. If any product testing, other evidence, or regulatory inspections yield results indicating that any of our products may not meet the flammability standards, we may be required to temporarily cease production and distribution and/or to recall products from the field, and we may be subject to fines or penalties, any of which outcomes could harm our business, reputation, sales, profitability, cash flows and financial condition.

Pending or unforeseen litigation and the potential for adverse publicity associated with litigation could adversely impact our business, reputation, financial results or financial condition.

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. We currently do not expect the outcome of any pending matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more pending claims asserted against us, or claims that may be asserted in the future that we are currently not aware of, or adverse publicity resulting from any such litigation, could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.

Any improvements or upgrades to our management information systems that may be required to meet the evolving needs of our business as well as existing and emerging regulatory requirements may be costly to implement and may take longer or require greater resources than anticipated, and may result in disruptions to our systems or business.

We depend on our management information systems for many aspects of our business. In the fourth quarter of 2015, we implemented a new ERP system and continue to implement operational improvements under this new system. If our new systems are disrupted in any material way, or improvements or upgrades are required to meet the evolving needs of our business and existing and emerging regulatory requirements, we may be required to incur significant capital expenditures in the pursuit of improvements or upgrades to our management information systems. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause short-term disruptions to our existing systems and our business. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could adversely impact our sales, profitability, cash flows and financial condition.

Our information systems may be subject to attacks by hackers or other cyber threats that could compromise the security of our systems, which could substantially disrupt our business and could result in the breach of consumers' or employees' private data.

Our information systems contain personal information related to our customers and employees in the ordinary course of our business, such as credit card and demographic information of our customers, SleepIQ data from our customer base and social security numbers and demographic information of our employees. While we maintain security measures to protect this information, a breach of these security measures, such as through third-party action, employee error, malfeasance or otherwise, could compromise the security of our customers’ and employees’ personal information. As the techniques used to breach such security measures change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any failure of our systems and processes to adequately protect customer or employee personal information from theft or loss could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Retail Locations

We currently lease all of our existing retail store locations and expect that our policy of leasing stores, rather than owning stores, will continue. We lease our retail stores under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and certain building operating expenses. Our retail store leases generally provide for an initial lease term of five to 10 years. In addition, our mall-based retail store leases may require payment of contingent rent based on net sales in excess of certain thresholds. Certain retail store leases may contain options to extend the term of the original lease.

The following table summarizes the geographic location of our 540 retail stores as of December 31, 2016:

	Retail Stores		Retail Stores		Retail Stores
Alabama	8	Maine	2	Oklahoma	4
Alaska	1	Maryland	12	Oregon	6
Arizona	9	Massachusetts	10	Pennsylvania	20
Arkansas	4	Michigan	15	Rhode Island	1
California	64	Minnesota	14	South Carolina	7
Colorado	13	Mississippi	5	South Dakota	2
Connecticut	6	Missouri	13	Tennessee	11
Delaware	2	Montana	4	Texas	49
Florida	38	Nebraska	3	Utah	4
Georgia	20	Nevada	5	Vermont	1
Idaho	3	New Hampshire	4	Virginia	18
Illinois	20	New Jersey	15	Washington	13
Indiana	11	New Mexico	4	West Virginia	2
Iowa	8	New York	17	Wisconsin	11
Kansas	7	North Carolina	14	Wyoming	1
Kentucky	8	North Dakota	4
Louisiana	8	Ohio	19	Total	540

Manufacturing, Distribution and Headquarters

We lease our 159,000-square-foot corporate headquarters in the Minneapolis, Minnesota area. The lease commenced in November 2007 and runs through October 2017.

We also lease approximately 122,000 square feet in the Minneapolis, Minnesota area that includes our research and development department, customer service department and a distribution center that accepts returns, fulfills accessory orders and processes warranty claims. This lease runs through October 2017.

We have entered into a new lease to replace our current corporate headquarters and a second building also expiring in October 2017. The new lease is for approximately 211,000 square feet and is located in Minneapolis, Minnesota. The lease term will commence in November 2017 and runs through October 2032. The lease includes three five-year renewal options.

We lease two manufacturing and distribution centers in Irmo, South Carolina and Salt Lake City, Utah of approximately 151,000 square feet and approximately 101,000 square feet, respectively. The Irmo facility lease runs through June 2026, with two five-year renewal options. The Salt Lake City facility lease runs through July 2020, with two five-year renewal options. We also lease a storage facility in Salt Lake City of approximately 57,000 square feet through April 2020.

We lease three buildings used for manufacturing purposes for our Comfortaire business in Greenville, South Carolina of approximately 65,000 total square feet. The current lease term for these three buildings runs through June 2017.

We lease one facility for our SleepIQ LABS operations in San Jose, California of approximately 13,050 square feet which runs through August 2018 and contains one three-year renewal option.

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Select Comfort alleging that Select Comfort violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Select Comfort beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Select Comfort removed the case to the United States District Court for the District of New Jersey, which subsequently granted Select Comfort’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which has certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court has not yet indicated whether it will accept the certification. As the United States District Court for the District of New Jersey agreed, we believe that the case is without merit and the order of dismissal should be affirmed.

On December 4, 2015, Saeid Azimpour, a consumer, filed a purported class-action lawsuit in U.S. District Court in Minnesota alleging he was fraudulently induced to purchase a down alternative pillow at a Sleep Number store based on signage that indicated that the pillow was 50% off. Plaintiff alleged that the price he paid for the pillow was not truly 50% off the price at which Sleep Number previously sold the pillow. Plaintiff asserted 10 causes of action including consumer fraud, unlawful trade practices, deceptive trade practices under Minnesota law, violation of the Minnesota false advertising law, unjust enrichment, violation of the California unfair competition law, violation of the California false advertising law and violation of the California remedies act. Plaintiff sought to represent all individuals who “purchased one or more items from the Company advertised or priced at a discount from the original retail price at any time between December 1, 2011 and present.” Plaintiff sought injunctive relief, damages, disgorgement and attorneys’ fees. On June 13, 2016, the Court dismissed the case without prejudice. On August 25, 2016, plaintiff filed a new complaint asserting claims and prayers for relief similar to those described above. On January 4, 2017, plaintiff agreed to dismissal of all claims including dismissal with prejudice of the class claims asserted in this case.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SCSS.” As of January 28, 2017, there were approximately 237 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices per share of our common stock, at closing, as reported by NASDAQ for the two most recent fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2016
High	$21.24	$24.68	$27.68	$24.33
Low	15.58	19.17	21.31	18.55

Fiscal 2015
High	$34.62	$34.50	$30.79	$25.50
Low	26.43	29.11	21.34	20.63

We are not restricted from paying cash dividends under our credit agreement so long as we are not in default under the credit agreement and so long as the payment of such dividends would not create an event of default. However, we have not historically paid, and have no current plans to pay, cash dividends on our common stock.

Information concerning share repurchases completed during the fourth quarter of fiscal 2016 is set forth below:

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 2, 2016 through October 29, 2016	387,378	$20.40	387,181	$267,102,000
October 30, 2016 through November 26, 2016	359,486	21.14	356,952	259,557,000
November 27, 2016 through December 31, 2016	632,844	23.02	632,340	245,000,000
Total	1,379,708	$21.79	1,376,473	$245,000,000
___________________

(1)
Under the current Board-approved $300 million share repurchase program, we repurchased 1,376,473 shares of our common stock at a cost of $30 million (based on trade dates) during the three months ended December 31, 2016.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 3,235 shares of our common stock at a cost of $68,000 during the three months ended December 31, 2016.

(3)
There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (S&P) 400 Specialty Stores Index and The NASDAQ Stock Market (U.S.) Index assuming a $100 investment made on December 31, 2011. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SELECT COMFORT CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX

	12/31/2011	12/29/2012	12/28/2013	1/3/2015	1/2/2016	12/31/2016
Select Comfort Corporation	$100	$113	$98	$124	$99	$104
S&P 400 Specialty Stores Index	100	122	184	230	170	202
The NASDAQ Stock Market (U.S.) Index	100	115	164	188	202	220

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

	Year
	2016	2015	2014(1)	2013	2012
Consolidated Statements of Operations Data:
Net sales	$1,311,291	$1,213,699	$1,156,757	$960,171	$934,978
Gross profit	810,160	740,751	706,850	601,755	596,546
Operating expenses:
Sales and marketing	595,845	550,475	512,007	439,156	398,205
General and administrative	109,674	99,209	84,864	62,967	66,765
Research and development	27,991	15,971	8,233	9,478	6,194
Other(2)	—	—	—	(534)	5,595
Operating income	76,650	75,096	101,746	90,688	119,787
Net income	$51,417	$50,519	$67,974	$60,081	$78,094
Net income per share:
Basic	$1.11	$0.99	$1.27	$1.10	$1.41
Diluted	$1.10	$0.97	$1.25	$1.08	$1.37
Shares used in calculation of net income per share:
Basic	46,154	51,252	53,452	54,866	55,516
Diluted	46,902	52,101	54,193	55,803	57,076

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities	$11,609	$36,114	$166,045	$145,014	$177,821
Total assets	457,166	500,897	474,187	381,765	342,021
Total shareholders’ equity	160,320	222,339	256,907	225,220	193,697

Selected Operating Data:
Stores open at period-end	540	488	463	440	410
Stores opened during period	72	38	57	71	57
Stores closed during period	20	13	34	41	28
Average revenue per store (000’s)(3)	$2,364	$2,377	$2,327	$2,093	$2,164
Percentage of stores with more than $1.0 million in net sales(3)	98%	99%	98%	96%	98%
Percentage of stores with more than $2.0 million in net sales(3)	61%	62%	59%	46%	49%
Average revenue per mattress unit - Company-Controlled channel(4)	$4,046	$4,028	$3,671	$3,245	$3,050
Company-Controlled comparable-sales increase (decrease)(5)	1%	3%	12%	(4)%	23%
Total retail square footage (at period-end) (000's)	1,399	1,214	1,106	949	759
Average square footage per store open during period(3)	2,538	2,445	2,302	1,985	1,670
Net sales per square foot(3)	$937	$980	$1,025	$1,077	$1,324
Average store age (in months at period-end)	93	99	97	102	113
Earnings before interest, depreciation and amortization (Adjusted EBITDA)(6)	$145,689	$133,057	$148,223	$125,020	$150,285
Free cash flows(6)	$93,793	$22,356	$67,874	$11,294	$49,033
Return on Invested Capital (ROIC)(6)	12.2%	11.2%	15.1%	15.1%	21.5%
___________________

(1)	Fiscal year 2014 had 53 weeks. All other fiscal years presented had 52 weeks.

(2)
In February 2012, we announced that William R. McLaughlin, then President and CEO, would retire from the Company effective June 1, 2012. In recognition of Mr. McLaughlin's contributions, the Compensation Committee approved the modification of Mr. McLaughlin's unvested stock awards, including performance-based stock awards. As a result of these modifications, we recorded incremental non-cash compensation of $5.6 million ($3.7 million, net of income tax). The performance-based stock awards were subject to applicable adjustments through 2014 based on actual performance. During 2013, we recorded a non-cash compensation benefit of $0.5 million ($0.4 million, net of income tax) resulting from performance-based stock award adjustments. There were no performance-based stock award adjustments in 2014, 2015 or 2016.

(3)	For stores open during the entire period indicated.

(4)	Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

(5)
Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. The number of comparable stores used to calculate such data was 459, 442, 396, 359 and 348 for 2016, 2015, 2014, 2013 and 2012, respectively. Fiscal 2014 included 53 weeks, as compared to 52 weeks for the other periods presented. Comparable sales have been adjusted and reported as if all years had the same number of weeks.

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

	Year
	2016	2015	2014	2013	2012
Net income	$51,417	$50,519	$67,974	$60,081	$78,094
Income tax expense	24,516	24,911	34,134	30,930	41,911
Interest expense	811	160	53	51	91
Depreciation and amortization	56,910	46,916	38,767	29,599	19,735
Stock-based compensation	11,961	10,290	6,798	4,232	10,306
Asset impairments	74	261	497	127	148
Adjusted EBITDA	$145,689	$133,057	$148,223	$125,020	$150,285

Free Cash Flow
(in thousands)

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

	Year
	2016	2015	2014	2013	2012
Net cash provided by operating activities	$151,645	$107,942	$144,468	$88,105	$100,626
Less: Purchases of property and equipment	(57,852)	(85,586)	(76,594)	(76,811)	(51,593)
Free cash flow	$93,793	$22,356	$67,874	$11,294	$49,033

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

	Year
	2016	2015	2014	2013	2012
Net operating profit after taxes (NOPAT)
Operating income	$76,650	$75,096	$101,746	$90,688	$119,787
Add: Rent expense(1)	67,416	62,369	57,605	50,289	48,543
Add: Interest income	94	494	415	375	310
Less: Depreciation on capitalized operating leases(2)	(17,185)	(16,203)	(14,265)	(13,095)	(12,072)
Less: Income taxes(3)	(41,933)	(40,384)	(48,900)	(43,827)	(54,358)
NOPAT	$85,042	$81,372	$96,601	$84,430	$102,210

Average invested capital
Total equity	$160,320	$222,339	$256,907	$225,220	$193,697
Less: Cash greater than target(4)	—	—	(37,319)	(29,622)	(62,627)
Add: Long-term debt(5)	—	—	—	2	112
Add: Capitalized operating lease obligations(6)	539,328	498,952	460,840	402,312	388,344
Total invested capital at end of period	$699,648	$721,291	$680,428	$597,912	$519,526
Average invested capital(7)	$699,576	$726,756	$639,118	$560,133	$475,159
Return on invested capital (ROIC)(8)	12.2%	11.2%	15.1%	15.1%	21.5%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 33.0%, 33.2%, 33.6%, 34.2% and 34.7% for 2016, 2015, 2014, 2013 and 2012, respectively.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;

•	The effectiveness of our marketing messages;

•	The efficiency of our advertising and promotional efforts;

•	Our ability to execute our Company-Controlled distribution strategy;

•	Our ability to achieve and maintain acceptable levels of product and service quality, and acceptable product return and warranty claims rates;

•	Our ability to continue to improve and expand our product line, and consumer acceptance of our products, product quality, innovation and brand image;

•	Industry competition, the emergence of additional competitive products and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;

•	Availability of attractive and cost-effective consumer credit options, including the impact of recent changes in federal law that restricts various forms of consumer credit promotional offerings;

•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities;

•	Risks of disruption in the operation of either of our two main manufacturing facilities;

•	Increasing government regulation;

•	Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;

•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;

•	The costs and potential disruptions to our business related to upgrading our management information systems;

•	The vulnerability of our management information systems to attacks by hackers or other cyber threats that could compromise the security of our systems or disrupt our business;

•	Our ability to attract, retain and motivate qualified management, executive and other key employees, including qualified retail sales professionals and managers; and

•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

Overview

Business Overview

We offer consumers high-quality, individualized sleep solutions and services, which include a complete line of Sleep Number beds, bases and bedding accessories. Our business has three significant competitive advantages: proprietary sleep innovations, ongoing customer relationships and exclusive retail distribution.

We have a vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number beds. We are the pioneer in biometric sleep tracking and adjustability. Only the Sleep Number bed offers SleepIQ technology - proprietary sensor technology that works directly with the bed’s DualAir system to track each individual’s sleep. SleepIQ technology communicates how you slept and what adjustments you can make to optimize your sleep and improve your daily life. Select Comfort also offers FlextFit adjustable bases, and Sleep Number pillows, sheets and other bedding products. As a specialty mattress retailer with stores across the nation, we offer consumers a unique, value-added retail experience at one of the more than 540 Sleep Number stores across the country, online at SleepNumber.com or via phone.

We are committed to delivering superior shareholder value through three primary drivers of earnings per share growth: increasing demand, leveraging our business model and deploying our capital efficiently. We are the sleep innovation leader and drive growth through effective brand marketing and a differentiated retail experience.

We generate revenue by marketing our innovations to new and existing customers, and selling products through two distribution channels. Our Company-Controlled channel, which includes Retail, Online and Phone, sells directly to consumers. Our Wholesale/Other channel sells to and through selected retail and wholesale customers in the United States and the QVC shopping channel.

We are also the only vertically integrated manufacturer/retailer in the U.S. We have two manufacturing plants that distribute Sleep Number products. We also offer mattress home delivery and installation, and maintain an in-house customer service department. This integration enables operational synergies and efficiencies, and a strong working capital position. Vertical integration allows us to build a long-term loyal customer relationship as we service the consumer through the full purchase and ownership cycle. This relationship with our customer creates a productive cycle of repeat and referral business.

Mission and Vision

Our mission is to improve lives by individualizing sleep experiences.

Our vision is to become one of the world's most beloved brands by delivering an unparalleled sleep experience. We plan to achieve this by offering benefit-driven, innovative sleep solutions to our customers through an unmatched retail experience and a carefree ownership experience.

Results of Operations

Fiscal 2016 Summary

Financial highlights for fiscal 2016 were as follows:

•
In the fourth of quarter 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically integrated Enterprise Resource Planning (ERP) system. We completed our ERP implementation by the end of the first quarter of 2016. Implementation issues negatively affected fourth-quarter 2015 net sales and profits, and to a lesser degree, first-quarter and second-quarter 2016 net sales and profits. The new operating platform enables operational efficiencies, improved customer convenience and supports the growth of our business.

•
Net sales for 2016 increased 8% to $1.31 billion, compared with $1.21 billion in the prior year. Company-Controlled comparable sales increased 1% and sales from 52 net new stores opened in the past 12 months added 7 percentage points (ppt.) of growth in 2016.

•	On a trailing twelve-month basis, sales per store (for stores open at least one year) of $2.4 million were consistent with the prior-year comparable period.

•
Operating income for 2016 increased 2% to $77 million, or 5.8% of net sales, compared with $75 million, or 6.2% of net sales, for the same period one year ago. The increase in operating income was attributable to: (i) the 8% increase in net sales and a 0.8 ppt. improvement in our gross profit rate; partially offset by (ii) $12 million of additional research and development expenses to support the advancement of our product innovation pipeline, including expenses related to SleepIQ LABS' operations (acquired on September 15, 2015); (iii) an increase in expenses associated with operating 52 net new stores; and (iv) an increase in general and administrative expenses to support the growth of the business, including depreciation on our new ERP system that was launched in the fourth-quarter of 2015.

•	Net income increased 2% to $51.4 million, or $1.10 per diluted share, compared with net income of $50.5 million, or $0.97 per diluted share in 2015.

•	We achieved a return on invested capital (ROIC) of 12.2% in 2016.

•
Cash provided by operating activities in 2016 totaled $152 million, compared with $108 million for the prior year. With the completion of our ERP implementation, investing activities for 2016 decreased to $58 million of property and equipment purchases, compared with $86 million in 2015.

•
At December 31, 2016, cash, cash equivalents and marketable debt securities totaled $12 million compared with $36 million at January 2, 2016, and we had no borrowings under our $150 million revolving credit facility.

•
In 2016, we repurchased 5.9 million shares of our common stock under our Board-approved share repurchase program at a cost of $125 million ($21.02 per share). Effective as of July 3, 2016, our Board approved an increase in our total remaining share repurchase authorization to $300 million. As of December 31, 2016, the remaining authorization under our Board-approved share repurchase program was $245 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2016		2015		2014
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,311.3	100.0%	$1,213.7	100.0%	$1,156.8	100.0%
Cost of sales	501.1	38.2	472.9	39.0	449.9	38.9
Gross profit	810.2	61.8	740.8	61.0	706.9	61.1

Operating expenses:
Sales and marketing	595.8	45.4	550.5	45.4	512.0	44.3
General and administrative	109.7	8.4	99.2	8.2	84.9	7.3
Research and development	28.0	2.1	16.0	1.3	8.2	0.7
Total operating expenses	733.5	55.9	665.7	54.8	605.1	52.3
Operating income	76.7	5.8	75.1	6.2	101.7	8.8
Other (expense) income, net	(0.7)	(0.1)	0.3	0.0	0.4	0.0
Income before income taxes	75.9	5.8	75.4	6.2	102.1	8.8
Income tax expense	24.5	1.9	24.9	2.1	34.1	3.0
Net income	$51.4	3.9%	$50.5	4.2%	$68.0	5.9%

Net income per share:
Basic	$1.11		$0.99		$1.27
Diluted	$1.10		$0.97		$1.25

Weighted-average number of common shares:
Basic	46.2		51.3		53.5
Diluted	46.9		52.1		54.2

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	2016	2015	2014
Company-Controlled channel	97.7%	97.6%	97.3%
Wholesale/Other channel	2.3%	2.4%	2.7%
Total	100.0%	100.0%	100.0%

The components of total net sales growth, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2016	2015	2014
Retail comparable-store sales(1)	0%	3%	12%
Online and Phone(1)	25%	(4%)	9%
Company-Controlled comparable sales change(1)	1%	3%	12%
Net opened/closed stores and 53rd week in 2014	7%	2%	10%
Total Company-Controlled channel	8%	5%	22%
Wholesale/Other channel	5%	(9%)	(13%)
Total net sales change	8%	5%	20%
___________________
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

Other sales metrics were as follows:

	2016	2015	2014(3)
Average sales per store(1) ($ in thousands)	$2,364	$2,377	$2,327
Average sales per square foot(1)	$937	$980	$1,025
Stores > $1 million in net sales(1)	98%	99%	98%
Stores > $2 million in net sales(1)	61%	62%	59%
Average revenue per mattress unit – Company-Controlled channel(2)	$4,046	$4,028	$3,671
___________________
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

The number of retail stores operating during the last three years was as follows:

	2016	2015	2014
Beginning of period	488	463	440
Opened	72	38	57
Closed	(20)	(13)	(34)
End of period	540	488	463

Comparison of 2016 and 2015

Enterprise Resource Planning (ERP) system implementation

In the fourth of quarter 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically integrated Enterprise Resource Planning (ERP) system. We completed our ERP implementation by the end of the first quarter of 2016. Implementation issues negatively affected fourth-quarter 2015 net sales and profits, and to a lesser degree, first-quarter and second-quarter 2016 net sales and profits. The new operating platform enables operational efficiencies, improved customer convenience and supports the growth of our business.

Net sales

Net sales in 2016 increased 8% to $1.31 billion, compared with $1.21 billion for the same period one year ago. The sales increase was driven by a 1% comparable sales increase in our Company-Controlled channel, 7 percentage points (ppt.) of growth from sales generated by 52 net new retail stores opened in the past 12 months and an increase in Wholesale/Other channel sales.

The $98 million net sales increase compared with the same period one year ago was primarily comprised of an $83 million increase resulting from net store openings and a $14 million sales increase from Company-Controlled comparable sales. Company-Controlled mattress units increased 8% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel was consistent with the prior year.

Gross profit

Gross profit of $810 million increased by $69 million, or 9%, compared with the same period one year ago. The gross profit rate increased to 61.8% of net sales for 2016, compared with 61.0% for the prior-year period. The 0.8 ppt. increase in the gross profit rate was primarily due to material cost reductions, operating efficiencies, and lower sales return and exchange costs. In addition, our gross profit rate can fluctuate from year-to-year due to a variety of other factors, including warranty expenses, product mix changes and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses in 2016 increased 8% to $596 million, compared with $550 million last year. The marketing expense rate of 45.4% of net sales was consistent with the same period one year ago due to: (i) leveraging our media spending, which increased by 5% compared with the prior year, while net sales increased by 8%; partially offset by (ii) higher customer service costs; and (iii) an increase in customer financing expenses, as a larger percentage of our customers took advantage of promotional financing offers.

General and administrative expenses

General and administrative (G&A) expenses increased $10.5 million to $110 million in 2016, compared with $99 million in the prior year and increased to 8.4% of net sales, compared with 8.2% of net sales one year ago. The $10.5 million increase in G&A expenses consisted of the following major components: (i) a $10.4 million increase in employee compensation, including headcount increases to support business growth initiatives, and salary and wage rate increases that were in line with inflation; (ii) $6.5 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business, including our new ERP system that was launched in the fourth quarter of 2015; (iii) a $3.5 million gain (net of acquisition-related expenses) in 2015 related to our previously held minority equity investment in BAM Labs, Inc.; and (iv) a $1.5 million increase in miscellaneous other expenses. These increases were partially offset by $11.6 million of data conversion and training expenses incurred in 2015 to support the launch of our ERP system. The G&A expense rate increased by 0.2 ppt. in 2016 compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 8% net sales increase.

Research and development expenses

Research and development expenses for the year ended December 31, 2016 were $28 million, or 2.1% of net sales, compared with $16 million, or 1.3% of net sales, for the same period one year ago. The $12 million increase in R&D expenses was due to increased investments to support product innovations, including a $9.7 million increase in expenses related to SleepIQ LABS' operations (post acquisition; acquired on September 15, 2015). The $12 million increase is consistent with our long-term consumer innovation strategy.

Income tax expense

Income tax expense was $25 million for the year ended December 31, 2016, compared with $25 million for the same period one year ago. The effective tax rate for the year ended December 31, 2016 was 32.3% compared with 33.0% for the prior-year period. The effective tax rates for 2016 and 2015 include tax benefits associated with our acquisition of BAM Labs, including higher research and development tax credits.

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

Gross profit

Gross profit of $741 million increased by $34 million, or 5%, compared with the same period one year ago. The gross profit rate decreased to 61.0% of net sales for 2015, compared with 61.1% for the prior-year period. The 0.1 percentage points (ppt.) decrease in the gross profit rate was primarily due to: (i) appeasements, labor inefficiencies, material costs and excess freight from actions taken to manage our fourth-quarter 2015 ERP issues; partially offset by (ii) favorable product mix changes resulting from advancements in our selling process and product innovations over the last 12 months. In addition, our gross profit rate can fluctuate from year-to-year due to a variety of other factors, including return and exchange costs, raw materials price fluctuations, warranty expenses and performance-based incentive compensation.

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

General and administrative expenses

General and administrative (G&A) expenses increased $14 million to $99 million in 2015, compared with $85 million in the prior year, and increased to 8.2% of net sales, compared with 7.3% of net sales one year ago. G&A expenses for 2015 included 52 weeks of expenses compared with 53 weeks in 2014. The $14 million increase in G&A expenses consisted of the following major components: (i) $11.6 million of ERP launch costs in 2015, including data conversion and training expenses; (ii) $4.5 million of additional depreciation expense resulting from the increase in capital expenditures to support the growth of the business, including our new digital website that was launched in the second quarter of 2014 and our new ERP system that was launched in the fourth quarter of

2015; (iii) $4.1 million of higher professional fees, including additional costs associated with proxy preparation, filing and consulting services; and (iv) a $2.2 million increase in miscellaneous other expenses. These increases were partially offset by: (i) a $4.9 million decrease in employee compensation, including a year-over-year reduction in company-wide performance-based incentive compensation; and (ii) a $3.5 million gain (net of acquisition-related expenses) related to our previously held minority equity investment in BAM Labs, Inc. The G&A expense rate increased by 0.9 ppt. in the current period compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 5% net sales increase.

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

As of December 31, 2016, cash, cash equivalents and marketable debt securities totaled $12 million compared with $36 million as of January 2, 2016. The $25 million decrease was primarily due to $152 million of cash provided by operating activities, which was more than offset by $58 million of cash used to purchase property and equipment and $127 million of cash used to repurchase our common stock ($125 million under our Board-approved share repurchase program and $1.7 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	2016	2015
Total cash provided by (used in):
Operating activities	$151.6	$107.9
Investing activities	(42.7)	(44.3)
Financing activities	(118.4)	(94.7)
Net decrease in cash and cash equivalents	$(9.4)	$(31.0)

Cash provided by operating activities for the fiscal year ended December 31, 2016 was $152 million compared with $108 million for the fiscal year ended January 2, 2016. Significant components of the $44 million year-over-year increase in cash from operating activities included: (i) a $39 million fluctuation in income taxes based on a $15 million income taxes receivable at the end of 2015 compared with income tax liabilities at the end of 2016 and 2014; (ii) a $20 million fluctuation in accrued compensation and benefits which primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was earned in 2014 and paid in the first quarter of 2015, compared with no company-wide incentive compensation accrued at the end of 2015 and paid in 2016; and (iii) the ERP implementation issues we experienced in our plants and supply chain during the fourth quarter of 2015 that resulted in higher inventory levels, increased accounts receivables, increased accounts payables and higher customer prepayments at the end of 2015.

Net cash used in investing activities was $43 million for the fiscal year ended December 31, 2016, compared with $44 million for the same period one year ago. With the completion of our ERP implementation, investing activities for the current-year period decreased to $58 million of property and equipment purchases, compared with $86 million for the same period last year. We decreased our net investments in marketable debt securities by $15 million during the fiscal year ended December 31, 2016, compared with a net decrease of $98 million during the comparable period one year ago. In September 2015, we completed the acquisition of BAM Labs, Inc. (now operating as SleepIQ LABS). We previously held a $6.0 million minority equity investment in BAM Labs, Inc. based on the cost method. In connection with the acquisition, our equity investment was remeasured to a fair value of $12.9 million and we acquired the remaining capital stock in BAM Labs, Inc. for $57.1 million for a total enterprise value of $70.0 million. See Note 2, Acquisition of BAM Labs, Inc., and Note 4, Investments, of the Notes to Consolidated Financial Statements for additional details.

Net cash used in financing activities was $118 million for the fiscal year ended December 31, 2016, compared with net cash used in financing activities of $95 million for the same period one year ago. During the fiscal year ended December 31, 2016, we repurchased $127 million of our common stock ($125 million under our Board-approved share repurchase program and $1.7 million in connection with the vesting of employee restricted stock grants) compared with $100 million during the same period one year ago. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the cash proceeds from the exercise of employee stock options along with the excess tax benefits related to stock-based compensation.

Under our Board-approved share repurchase program, we repurchased 5.9 million shares at a cost of $125 million ($21.02 per share) during the fiscal year ended December 31, 2016. During 2015, we repurchased 3.6 million shares at a cost of $98 million ($27.46 per share). As of December 31, 2016, the remaining authorization under our Board-approved share repurchase program was $245 million. There is no expiration date governing the period over which we can repurchase shares.

Our revolving credit facility, as amended, has a net aggregate availability of $150 million. The credit facility is for general corporate purposes. The credit facility contains an accordion feature that allows us to increase the amount of the available credit from $150 million up to $200 million, subject to lenders' approval. The credit facility matures in February 2021.

The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of December 31, 2016, we had no outstanding borrowings or letters of credit and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2016, we were in compliance with all financial covenants.

Under the terms of the Synchrony Agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Off-Balance-Sheet Arrangements and Contractual Obligations

As of December 31, 2016, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases, we do not have any off-balance-sheet financing. There were no outstanding letters of credit at December 31, 2016. A summary of our operating lease obligations is included in the “Contractual Obligations” section (as follows). Additional information regarding our operating leases is available in Item 2, Properties, and Note 8, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Contractual Obligations

The following table presents information regarding our contractual obligations (in thousands):

	Payments Due by Period(1)
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating leases(2)	$392,397	$66,493	$108,286	$80,379	$137,239
Purchase commitments	5,500	5,500	—	—	—
Other	—	—	—	—	—
Total	$397,897	$71,993	$108,286	$80,379	$137,239
___________________
(1) Our unrecognized tax benefits, including interest and penalties, of $3 million have not been included in the Contractual Obligations table as we are not able to determine a reasonable estimate of timing of the cash settlement with the respective taxing authorities.
(2) These amounts include the payments related to 33 lease commitments for future retail store locations and a lease commitment for our corporate facilities. These lease commitments provide for minimum rentals over the next five to 15 years, which if consummated based on current cost estimates, would approximate $96 million over the initial lease term.

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

A 10% change in our stock-based compensation expense for the year ended December 31, 2016, would have affected net income by approximately $801,000 in 2016.

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

In the fourth quarter of fiscal 2016, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. We believe our assumptions and judgments used in estimating cash flows and determining fair value were reasonable. However, unexpected changes to such assumptions and judgments could affect our impairment analyses and future results of operations, including an impairment charge that could be material.

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

A 10% change in our warranty liability at December 31, 2016, would have affected net income by approximately $578,000 in 2016.

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

A 10% change in our sales returns allowance at December 31, 2016 would have affected net income by approximately $1.0 million in 2016.

Recent Accounting Pronouncements

See “Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Business and Summary of Significant Accounting Policies - New Accounting Pronouncements” for recent accounting pronouncements that may affect our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our cash and cash equivalents. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our cash and cash equivalents as of December 31, 2016 and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of December 31, 2016, we had no borrowings under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Select Comfort Corporation
Minneapolis, Minnesota

We have audited the internal control over financial reporting of Select Comfort Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2016, of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Select Comfort Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Select Comfort Corporation and subsidiaries (the “Company”) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 24, 2017

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2016 and January 2, 2016
(in thousands, except per share amounts)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$11,609	$20,994
Marketable debt securities – current	—	6,567
Accounts receivable, net of allowance for doubtful accounts of $884 and $1,039, respectively	19,705	29,002
Inventories	75,026	86,600
Income taxes receivable	—	15,284
Prepaid expenses	8,705	10,207
Other current assets	23,282	13,737
Total current assets	138,327	182,391

Non-current assets:
Marketable debt securities – non-current	—	8,553
Property and equipment, net	208,367	204,376
Goodwill and intangible assets, net	80,817	83,344
Deferred income taxes	4,667	3,036
Other non-current assets	24,988	19,197
Total assets	$457,166	$500,897

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$105,375	$103,941
Customer prepayments	26,207	51,473
Accrued sales returns	15,222	20,562
Compensation and benefits	19,455	15,670
Taxes and withholding	23,430	9,856
Other current liabilities	35,628	23,447
Total current liabilities	225,317	224,949

Non-current liabilities:
Other non-current liabilities	71,529	53,609
Total liabilities	296,846	278,558

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 43,569 and 49,402 shares issued and outstanding, respectively	436	494
Additional paid-in capital	—	—
Retained earnings	159,884	221,859
Accumulated other comprehensive loss	—	(14)
Total shareholders’ equity	160,320	222,339
Total liabilities and shareholders’ equity	$457,166	$500,897

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share amounts)

	2016	2015	2014
Net sales	$1,311,291	$1,213,699	$1,156,757
Cost of sales	501,131	472,948	449,907
Gross profit	810,160	740,751	706,850

Operating expenses:
Sales and marketing	595,845	550,475	512,007
General and administrative	109,674	99,209	84,864
Research and development	27,991	15,971	8,233
Total operating expenses	733,510	665,655	605,104
Operating income	76,650	75,096	101,746
Other (expense) income, net	(717)	334	362
Income before income taxes	75,933	75,430	102,108
Income tax expense	24,516	24,911	34,134
Net income	$51,417	$50,519	$67,974

Basic net income per share:
Net income per share – basic	$1.11	$0.99	$1.27
Weighted-average shares – basic	46,154	51,252	53,452
Diluted net income per share:
Net income per share – diluted	$1.10	$0.97	$1.25
Weighted-average shares – diluted	46,902	52,101	54,193

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands)

	2016	2015	2014
Net income	$51,417	$50,519	$67,974
Other comprehensive income (loss) – unrealized gain (loss) on available-for-sale marketable debt securities, net of income tax	14	20	(47)
Comprehensive income	$51,431	$50,539	$67,927

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at December 28, 2013	54,901	$549	$5,382	$219,276	$13	$225,220
Net income	—	—	—	67,974	—	67,974
Other comprehensive income:
Unrealized loss on available-for-sale marketable debt securities, net of tax	—	—	—	—	(47)	(47)
Exercise of common stock options	239	2	2,871	—	—	2,873
Tax effect from stock-based compensation	—	—	581	—	—	581
Stock-based compensation	(96)	(1)	6,799	—	—	6,798
Repurchases of common stock	(2,246)	(22)	(15,633)	(30,837)	—	(46,492)
Balance at January 3, 2015	52,798	$528	$—	$256,413	$(34)	$256,907
Net income	—	—	—	50,519	—	50,519
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	20	20
Exercise of common stock options	253	3	2,973	—	—	2,976
Tax effect from stock-based compensation	—	—	1,828	—	—	1,828
Stock-based compensation	(7)	—	10,290	—	—	10,290
Repurchases of common stock	(3,642)	(37)	(15,091)	(85,073)	—	(100,201)
Balance at January 2, 2016	49,402	$494	$—	$221,859	$(14)	$222,339
Net income	—	—	—	51,417	—	51,417
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	14	14
Exercise of common stock options	188	2	2,296	—	—	2,298
Tax effect from stock-based compensation	—	—	(1,016)	—	—	(1,016)
Stock-based compensation	11	—	11,961	—	—	11,961
Repurchases of common stock	(6,032)	(60)	(13,241)	(113,392)	—	(126,693)
Balance at December 31, 2016	43,569	$436	$—	$159,884	$—	$160,320

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$51,417	$50,519	$67,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,172	47,630	39,809
Stock-based compensation	11,961	10,290	6,798
Net loss on disposals and impairments of assets	27	190	492
Excess tax benefits from stock-based compensation	(517)	(2,182)	(1,163)
Deferred income taxes	(1,640)	11,924	(311)
Gain on sale of non-marketable equity securities	—	(6,891)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	9,297	(9,259)	(4,717)
Inventories	11,574	(33,065)	(13,383)
Income taxes	25,119	(13,943)	(4,314)
Prepaid expenses and other assets	(2,195)	8,680	(9,973)
Accounts payable	(4,965)	19,130	14,340
Customer prepayments	(25,266)	22,735	13,334
Accrued compensation and benefits	2,808	(17,493)	17,735
Other taxes and withholding	2,723	135	2,584
Other accruals and liabilities	14,130	19,542	15,263
Net cash provided by operating activities	151,645	107,942	144,468

Cash flows from investing activities:
Purchases of property and equipment	(57,852)	(85,586)	(76,594)
Proceeds from marketable debt securities	21,053	127,664	54,506
Investments in marketable debt securities	(5,968)	(29,299)	(90,349)
Proceeds from sales of property and equipment	92	72	5
Acquisition of business	—	(70,018)	—
Proceeds from (investment in) non-marketable equity securities	—	12,891	(1,500)
Increase in restricted cash	—	—	(500)
Net cash used in investing activities	(42,675)	(44,276)	(114,432)

Cash flows from financing activities:
Repurchases of common stock	(126,693)	(100,201)	(46,492)
Net increase in short-term borrowings	5,932	1,097	6,192
Proceeds from issuance of common stock	2,298	2,976	2,873
Excess tax benefits from stock-based compensation	517	2,182	1,163
Debt issuance costs	(409)	(721)	—
Net cash used in financing activities	(118,355)	(94,667)	(36,264)

Net decrease in cash and cash equivalents	(9,385)	(31,001)	(6,228)
Cash and cash equivalents, at beginning of period	20,994	51,995	58,223
Cash and cash equivalents, at end of period	$11,609	$20,994	$51,995

Supplemental Disclosure of Cash Flow Information
Income taxes (received) paid	$(653)	$26,681	$38,474
Interest paid	$608	$96	$49
Purchases of property and equipment included in accounts payable	$5,517	$5,051	$5,802

See accompanying notes to consolidated financial statements.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

Select Comfort Corporation and our 100%-owned subsidiaries (Select Comfort or the Company) have a vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number beds. We are the pioneer in biometric sleep tracking and adjustability. Only the Sleep Number bed offers SleepIQ technology - proprietary sensor technology that works directly with the bed’s DualAir system to track each individual’s sleep. SleepIQ technology communicates how you slept and what adjustments you can make to optimize your sleep and improve your daily life. Select Comfort also offers FlextFit adjustable bases, and Sleep Number pillows, sheets and other bedding products.

As the only national specialty-mattress retailer, we generate revenue by selling products through two distribution channels. Our Company-Controlled channel, which includes Retail, Online and Phone, sells directly to consumers. Our Wholesale/Other channel sells to and through selected retail and wholesale customers in the United States and the QVC shopping channel. The consolidated financial statements include the accounts of Select Comfort Corporation and our subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends were as follows: fiscal 2016 ended December 31, 2016; fiscal 2015 ended January 2, 2016; and fiscal 2014 ended January 3, 2015. Fiscal years 2016 and 2015 each had 52 weeks and fiscal year 2014 had 53 weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in our consolidated balance sheets and in net increase in short-term borrowings in the financing activities section of our consolidated statements of cash flows. Book overdrafts totaled $26.6 million and $20.7 million at December 31, 2016, and January 2, 2016, respectively.

Marketable Debt Securities

Our investment portfolio was comprised of U.S. agency securities, corporate debt securities and municipal bonds. The value of these securities was subject to market and credit volatility during the period these investments were held. We classify marketable debt securities as available-for-sale investments and these securities were stated at their estimated fair value. Our investments with original maturities of greater than three months, but current maturities of less than one year, are recorded as marketable debt securities – current. Our investments with current maturities of more than one year are recorded as marketable debt securities – non-current. Unrealized gains and losses, net of income tax, are reported as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. Other-than-temporary declines in market value, if any, from original cost are charged to other (expense) income, net in the consolidated statements of operations in the period in which the loss occurs, and a new cost basis for the security is

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

established. In determining whether an other-than-temporary decline in the market value has occurred, we consider the duration and extent that the fair value of the investment is below its cost. Realized gains and losses, if any, are calculated on the specific identification method and are measured and reclassified from accumulated other comprehensive income (loss) in our consolidated balance sheets to other (expense) income, net in our consolidated statements of operations.

Concentration of Credit Risk

Our investment policy’s primary focus is to preserve principal and maintain adequate liquidity. Our investment policy addresses the concentration of credit risk by limiting the concentration in certain investment types. Our exposure to a concentration of credit risk consists primarily of cash and cash equivalents. We place our cash with high-credit quality issuers and financial institutions. We previously held investments in U.S. agency securities, corporate debt securities and municipal bonds. We believe no significant concentration of credit risk exists with respect to our cash and cash equivalents.

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

Goodwill and Indefinite-lived Intangible Assets - goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually or when there are indicators of impairment using a fair value approach. The Financial Accounting Standards Board's (FASB) guidance allows us to perform either a quantitative assessment or a qualitative assessment before calculating the fair value of a reporting unit. We have elected to perform the quantitative assessment. The quantitative goodwill impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. Based on our 2016 assessments, we determined there was no impairment.

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

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2016	2015	2014
Balance at beginning of period	$10,028	$5,824	$4,153
Additions charged to costs and expenses for current-year sales	9,034	9,368	9,437
Deductions from reserves	(10,016)	(6,486)	(8,118)
Changes in liability for pre-existing warranties during the current year, including expirations	(413)	1,322	352
Balance at end of period	$8,633	$10,028	$5,824

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used:

•	Level 1 – observable inputs such as quoted prices in active markets;

•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Our Level 2 securities included U.S. Agency bonds, corporate bonds and municipal bonds whose value is determined by a third-party pricing service using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves and benchmark securities. We did not hold any Level 3 securities at December 31, 2016 or January 2, 2016.

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

Dividends

We are not restricted from paying cash dividends under our credit agreement so long as we are not in default under the credit agreement and so long as the payment of such dividends would not create an event of default. However, we have not historically paid, and have no current plans to pay, cash dividends on our common stock.

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

Our SleepIQ system is a multiple-element arrangement with deliverables that include a bed, hardware and software. We analyze our multiple-element arrangement(s) to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. We determined that the SleepIQ system has two units of accounting consisting of: (i) the bed; and (ii) the hardware/software. The hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware’s functionality. We valued the two units of accounting based on their relative selling prices.

At December 31, 2016 and January 2, 2016, we had deferred revenue totaling $61.3 million and $33.6 million, of which $21.0 million and $7.7 million are included in other current liabilities, respectively, and $40.3 million and $25.9 million are included in other non-current liabilities, respectively, in our consolidated balance sheets. We also have related deferred costs totaling $33.2 million and $21.6 million, of which $11.6 million and $5.0 million are included in other current assets, respectively, and $21.6 million and $16.6 million are included in other non-current assets, respectively, in our consolidated balance sheets. The deferred revenue and costs are recognized over the product’s estimated life of four years.

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

•  Advertising and media production;
•  Marketing and selling materials such as brochures, videos, websites, customer mailings and in-store signage;
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

Operating Leases

We lease our retail, office and manufacturing space under operating leases which, in addition to the minimum lease payments, may require payment of a proportionate share of the real estate taxes and certain building operating expenses. Our retail store leases generally provide for an initial lease term of five to 10 years. In addition, our mall-based retail store leases may require payment of contingent rent based on net sales in excess of certain thresholds. Certain retail store leases may contain options to extend the term of the original lease.

Minimum rent expense, which excludes contingent rents, is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in other current liabilities or other non-current liabilities, as appropriate. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. At December 31, 2016, and January 2, 2016, deferred rent included in other current liabilities in our consolidated balance sheets was $0.2 million and $0.4 million, respectively, and deferred rent included in other non-current liabilities in our consolidated balance sheets was $9.6 million and $7.5 million, respectively. Contingent rent expense is recorded when it is probable the expense has been incurred and the amount is reasonably estimable. Future payments for real estate taxes and certain building operating expenses for which we are obligated are not included in minimum lease payments.

Leasehold improvements that are funded by landlord incentives or allowances under an operating lease are recorded as deferred lease incentives, in other current liabilities or other non-current liabilities, as appropriate and amortized as reductions to rent expense over the lease term. At December 31, 2016, and January 2, 2016, deferred lease incentives included in other current liabilities in our consolidated balance sheets were $2.9 million and $2.8 million, respectively, and deferred lease incentives included in other non-current liabilities in our consolidated balance sheets were $8.9 million and $7.9 million, respectively.

Pre-Opening Costs

Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Advertising Costs

We incur advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $189.8 million, $180.8 million and $158.5 million in 2016, 2015 and 2014, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheets were $1.2 million and $4.5 million as of December 31, 2016, and January 2, 2016, respectively.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $6.2 million and $7.7 million at December 31, 2016, and January 2, 2016, respectively. At December 31, 2016, and January 2, 2016, $3.5 million and $4.0 million, respectively, were included in compensation and benefits and $2.7 million and $3.7 million, respectively, were included in other non-current liabilities in our consolidated balance sheets. At December 31, 2016 and January 2, 2016, we had a restricted deposit of $3.2 million with our insurer that serves as collateral for our workers’ compensation insurance obligations and was included in other current assets in our consolidated balance sheets.

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

Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under two stock plans approved by our shareholders in 2004 and 2010 and administered under the supervision of our Board of Directors (Board). At December 31, 2016, a total of 3.9 million shares were available for future grant under the 2010 stock plan. These plans include non-qualified stock options and stock awards.

We record stock-based compensation expense based on the award’s fair value at the grant date and the awards that are expected to vest. We recognize stock-based compensation expense over the period during which an employee is required to provide services in exchange for the award. We reduce compensation expense by estimated forfeitures. Forfeitures are estimated using historical experience and projected employee turnover. We include, as part of cash flows from financing activities, the benefit of tax deductions in excess of recognized stock-based compensation expense. See "New Accounting Pronouncements" below regarding revised guidance for stock-based compensation in 2017.

Stock Options - stock option awards are granted at exercise prices equal to the closing price of our stock on the grant date. Generally, options vest proportionally over 3 years and expire after 10 years. Compensation expense is recognized ratably over the vesting period.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Expected Term – expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock-based awards.

Stock Awards - we issue stock awards to certain employees in conjunction with our stock-based compensation plan. The stock awards generally vest over three years based on continued employment (time based). Compensation expense related to stock awards, except for stock awards with a market condition, is determined on the grant date based on the publicly quoted closing price of our common stock and is charged to earnings on a straight-line basis over the vesting period. Stock awards with a market condition are valued using a Monte Carlo simulation model. The significant assumptions used to estimate the expected volatility and risk-free interest rate are similar to those described above in Stock Options.

Certain time-based stock awards have either a performance condition (performance-based) or a market condition (market-based).

Performance-based Stock Awards – the final number of shares earned and the related compensation expense is adjusted up or down to the extent the performance target is met as of the last day of the performance period. The actual number of shares that will ultimately be awarded range from 0% - 200% of the targeted amount for the 2016, 2015 and 2014 awards. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance-based stock awards granted in 2016, 2015 and 2014, the performance targets are growth in net sales and in operating profit, and the performance periods are fiscal 2016 through 2018, fiscal 2015 through 2017, and 2014 through 2016, respectively.

Market-based Stock Awards – the related compensation expense is fixed, however, the final number of shares earned is adjusted to the extent that the market condition is achieved during the performance period. The actual number of shares that will ultimately be awarded range from 0% to 100% of the target amount for 2014 awards. There were no market-based stock awards granted in 2016 or 2015. For the market-based stock awards granted in 2014, the market condition was based on increases in our stock price for a specified number of sequential days and the performance period is three years beginning on the date of grant, which was March 28, 2014. As of December 31, 2016, the market condition had been achieved.

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

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Net Income Per Share

We calculate basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the period. We calculate diluted net income per share based on the weighted-average number of common shares outstanding adjusted by the number of potentially dilutive common shares as determined by the treasury stock method. Potentially dilutive shares consist of stock options and stock awards.

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

New Accounting Pronouncements

Adopted

In November 2015, the FASB issued new guidance related to classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as non-current on the balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. We elected to early adopt this guidance as of December 31, 2016 on a retrospective basis. The new guidance did not impact our consolidated results of operations or operating cash flows. Adoption of the new standard impacted our previously reported consolidated balance sheet as follows for the period ended January 2, 2016 (in thousands):

	As Adjusted	As Reported
Current assets:
Deferred income taxes	$—	$15,535
Non-current assets:
Deferred income taxes	$3,036	$—
Non-current liabilities:
Deferred income taxes	$—	$12,499

Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition model that requires a company to recognize revenue in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance was originally effective for fiscal years beginning after December 15, 2016 and early adoption was not permitted. In July 2015, the FASB deferred the effective date from fiscal years beginning after December 15, 2016 to fiscal years beginning after December 15, 2017 (including interim reporting periods within those fiscal years). Early adoption is permitted to the original effective date of fiscal years beginning after December 15, 2016 (including interim reporting periods within those fiscal years). Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures, and have not yet selected a transition method.

In February 2016, the FASB issued new guidance on accounting for leases that generally requires most leases to be recognized on the balance sheet. This new guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The provisions of this new guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the new guidance for all periods presented. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures.

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

We previously held a $6.0 million minority equity investment in BAM Labs, Inc. based on the cost method (see Note 4, Investments, for further details). In connection with the acquisition, our equity investment was remeasured to a fair value of $12.9 million. We acquired the remaining capital stock of BAM Labs, Inc. for $57.1 million for a total enterprise value of $70.0 million. Our consolidated statement of operations included $13.0 million and $3.3 million of SleepIQ LABS research and development expenses for the years ended December 31, 2016 and January 2, 2016, respectively. The acquisition of SleepIQ LABS did not have a significant impact on our consolidated results of operations, operating cash flows or financial position for the years ended December 31, 2016 or January 2, 2016.

The following table summarizes the fair value of the net assets acquired as of the acquisition date (in thousands):

Accounts receivable	$105
Prepaid expenses	98
Property and equipment	91
Deferred income taxes	2,754
Goodwill	55,083
Intangible assets	13,619
Total assets acquired	71,750
Accounts payable	269
Compensation and benefits	322
Other non-current liabilities	1,141
Total liabilities acquired	1,732
Net assets acquired	$70,018

Intangible assets of $13.6 million consisted of developed technologies with an estimated useful life of eight years. The goodwill will not be deductible for income tax purposes.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(3) Fair Value Measurements

The following table sets forth by level within the fair value hierarchy, our financial assets at January 2, 2016, that were accounted for at fair value on a recurring basis, according to the valuation techniques we used to determine their fair value (in thousands). At December 31, 2016, we did not hold any financial assets that required a fair value measurement on a recurring basis.

	January 2, 2016
	Level 1	Level 2	Level 3	Total
Marketable debt securities – current
Municipal bonds	$—	$4,055	$—	$4,055
Corporate bonds	—	2,512	—	2,512
	—	6,567	—	6,567
Marketable debt securities – non-current
Corporate bonds	—	5,001	—	5,001
U.S. Agency bonds	—	2,496	—	2,496
Municipal bonds	—	1,056	—	1,056
	—	8,553	—	8,553
	$—	$15,120	$—	$15,120

At December 31, 2016 and January 2, 2016, we had $2.3 million and $1.6 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $2.3 million and $1.6 million at December 31, 2016 and January 2, 2016, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

(4) Investments

Marketable Debt Securities

The following table sets forth our investments in marketable debt securities at January 2, 2016 (in thousands). We did not hold any marketable debt securities at December 31, 2016.

	January 2, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$7,532	$—	$(19)	$7,513
U.S. Agency bonds	2,497	—	(1)	2,496
Municipal bonds	5,114	—	(3)	5,111
	$15,143	$—	$(23)	$15,120

Maturities of marketable debt securities were as follows (in thousands):

	January 2, 2016
	Amortized Cost	Fair Value
Marketable debt securities – current (due in less than one year)	$6,575	$6,567
Marketable debt securities – non-current (due in one to two years)	8,568	8,553
	$15,143	$15,120

During 2016, 2015 and 2014, respectively, we received proceeds of $21.1 million, $127.5 million and $54.2 million, respectively, from marketable debt securities.

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

(5) Inventories

Inventories consisted of the following (in thousands):

	December 31, 2016	January 2, 2016
Raw materials	$7,973	$9,349
Work in progress	72	48
Finished goods	66,981	77,203
	$75,026	$86,600

Our finished goods inventory, as of December 31, 2016, was comprised of $20.7 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $29.2 million of finished components that were ready for assembly for the completion of beds, and $17.1 million of retail accessories.

Our finished goods inventory, as of January 2, 2016, was comprised of $22.5 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $40.3 million of finished components that were ready for assembly for the completion of beds, and $14.4 million of retail accessories.

(6) Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2016	January 2, 2016
Land	$1,999	$1,999
Leasehold improvements	97,600	91,184
Furniture and equipment	81,541	68,276
Production machinery, computer equipment and software	209,900	191,482
Property under capital lease	—	1,077
Construction in progress	13,823	3,540
Less: Accumulated depreciation and amortization	(196,496)	(153,182)
	$208,367	$204,376

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(7) Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

The following is a roll forward of goodwill and indefinite-lived trade name/trademarks (in thousands):

	Twelve Months Ended		Twelve Months Ended
	December 31, 2016		January 2, 2016
	Goodwill	Indefinite-Lived Trade Name/ Trademarks	Goodwill	Indefinite-Lived Trade Name/ Trademarks

Beginning balance	$64,046	$1,396	$8,963	$1,396
SleepIQ LABS	—	—	55,083	—
Ending balance	$64,046	$1,396	$64,046	$1,396

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	December 31, 2016		January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies(1)	$18,851	$4,524	$18,851	$2,342
Customer relationships	2,413	1,365	2,413	1,020
Trade names/trademarks	101	101	101	101
	$21,365	$5,990	$21,365	$3,463
___________________
(1) In September 2015, in connection with the acquisition of BAM Labs, Inc. (now operating as SleepIQ LABS), we acquired $13.6 million of definite-lived intangible assets consisting of developed technologies.

Amortization expense in 2016, 2015 and 2014 for definite-lived intangible assets was $2.5 million, $1.3 million and $0.8 million, respectively. Annual amortization for definite-lived intangible assets is expected to be approximately $2.5 million for 2017 through 2019 and $2.2 million for 2020 and 2021.

See Note 2, Acquisition of BAM Labs, Inc., for additional details.

8) Leases

Rent expense was as follows (in thousands):

Facility Rents:	2016	2015	2014
Minimum rents	$59,002	$52,650	$47,754
Contingent rents	3,099	5,168	6,241
Total	$62,101	$57,818	$53,995

Equipment Rents	$5,316	$4,362	$3,609

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The aggregate minimum rental commitments under operating leases for subsequent years are as follows (in thousands):

2017	$66,493
2018	58,964
2019	49,322
2020	42,862
2021	37,517
Thereafter	137,239
Total future minimum lease payments	$392,397

(9) Credit Agreement

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

The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of December 31, 2016, we had no outstanding borrowings or letters of credit and we were in compliance with all financial covenants.

(10) Shareholders’ Equity

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	2016	2015	2014
Stock options	$2,281	$2,634	$2,125
Stock awards	9,680	7,656	4,673
Total stock-based compensation expense(1)	11,961	10,290	6,798
Income tax benefit	3,947	3,413	2,284
Total stock-based compensation expense, net of tax	$8,014	$6,877	$4,514
___________________
(1) Reflects a $1.2 million benefit in 2014 related to a change in estimated forfeitures due to employee turnover.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Stock Options

A summary of our stock option activity was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at January 2, 2016	1,388	$18.44	5.3	$7,366
Granted	299	19.19
Exercised	(188)	12.21
Canceled/Forfeited	(145)	25.71
Outstanding at December 31, 2016	1,354	$18.70	5.9	$7,541

Exercisable at December 31, 2016	927	$17.40	4.6	$6,264

Vested and expected to vest at December 31, 2016	1,315	$18.61	5.9	$7,442
___________________

(1)	Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

Other information pertaining to options was as follows (in thousands, except per share amounts):

	2016	2015	2014
Weighted-average grant date fair value of stock options granted	$8.85	$15.94	$9.33
Total intrinsic value (at exercise) of stock options exercised	$2,088	$4,592	$2,478

Cash received from the exercise of stock options for the fiscal year ended December 31, 2016 was $2.3 million. Our tax benefit related to the exercise of stock options for the fiscal year ended December 31, 2016 was $0.8 million.

At December 31, 2016, there was $2.6 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.8 years.

During fiscal 2016, 30,500 market-based stock options were granted and had a weighted-average grant date fair value of $10.25 per option. These options are reflected in the stock option activity table above. There were no market-based stock options granted in 2015 or 2014. The assumptions used to calculate the fair value of market-based stock options granted using the Monte Carlo simulation model were as follows:

Valuation Assumptions	2016	2015	2014
Expected dividend yield	0%	NA	NA
Expected volatility	50%	NA	NA
Risk-free interest rate	1.8%	NA	NA

Except for the market-based stock options discussed above, the fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model.

The assumptions used to calculate the fair value of options granted using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2016	2015	2014
Expected dividend yield	0%	0%	0%
Expected volatility	50%	54%	58%
Risk-free interest rate	1.4%	1.6%	1.8%
Expected term (in years)	5.2	5.2	5.3

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Stock Awards

Stock award activity was as follows (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance- and Market-Based Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at January 2, 2016	454	$23.14	710	$22.01
Granted	289	19.78	347	18.84
Vested	(189)	24.55	(52)	24.57
Canceled/Forfeited	(24)	21.34	(106)	20.24
Outstanding at December 31, 2016	530	$20.83	899	$20.87

At December 31, 2016, there was $5.2 million of unrecognized compensation expense related to non-vested time-based stock awards, which is expected to be recognized over a weighted-average period of 1.7 years and $7.8 million of unrecognized compensation expense related to non-vested performance- and market-based stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.

During fiscal 2014, 126,550 market-based stock awards were granted and had a weighted-average grant date fair value of $14.90 per award. These stock awards are reflected in the "Performance- and Market-Based Stock Awards" column in the stock award activity table above. There were no market-based stock awards granted in 2016 or 2015. The assumptions used to calculate the fair value of market-based stock awards granted using the Monte Carlo simulation model were as follows:

Valuation Assumptions	2016	2015	2014
Expected dividend yield	NA	NA	0%
Expected volatility	NA	NA	58%
Risk-free interest rate	NA	NA	0.9%

Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	2016	2015	2014
Amount repurchased under Board-approved share repurchase program	$125,000	$98,446	$45,044
Amount repurchased in connection with the vesting of employee restricted stock grants	1,693	1,755	1,448
Total amount repurchased	$126,693	$100,201	$46,492

As of December 31, 2016, the remaining authorization under our Board-approved share repurchase program was $245 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	2016	2015	2014
Net income	$51,417	$50,519	$67,974

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	46,154	51,252	53,452
Dilutive effect of stock-based awards	748	849	741
Diluted weighted-average shares outstanding	46,902	52,101	54,193

Net income per share – basic	$1.11	$0.99	$1.27
Net income per share – diluted	$1.10	$0.97	$1.25

Additional potential dilutive stock options totaling 0.6 million, 0.4 million and 0.8 million for 2016, 2015 and 2014, respectively, have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

(11) Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in thousands):

	2016	2015	2014
Interest expense	(811)	(160)	(53)
Interest income	$94	$494	415
Other (expense) income, net	$(717)	$334	$362

(12) Income Taxes

Income tax expense consisted of the following (in thousands):

	2016	2015	2014
Current:
Federal	$21,634	$7,272	$29,484
State	5,289	3,870	4,161
	26,923	11,142	33,645
Deferred:
Federal	(105)	13,567	747
State	(2,302)	202	(258)
	(2,407)	13,769	489
Income tax expense	$24,516	$24,911	$34,134

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The following table provides a reconciliation between the statutory federal income tax rate and our effective income tax rate:

	2016	2015	2014
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6	3.0	2.5
Manufacturing deduction	(3.3)	(1.7)	(3.3)
Changes in unrecognized tax benefits	1.2	0.3	0.3
Non-taxable acquisition-related transactions	—	(2.6)	—
Other	(3.2)	(1.0)	(1.1)
Effective income tax rate	32.3%	33.0%	33.4%

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2013 or state income tax examinations prior to 2012.

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2016	2015
Deferred tax assets:
Stock-based compensation	$9,834	$8,756
Deferred rent and lease incentives	8,388	6,977
Warranty and returns liabilities	7,948	10,817
Net operating loss carryforwards and credits	6,368	7,847
Compensation and benefits	4,115	3,788
Other	5,264	4,561
Total gross deferred tax assets	41,917	42,746
Valuation allowance	(620)	(1,441)
Total deferred tax assets after valuation allowance	41,297	41,305
Deferred tax liabilities:
Property and equipment	27,049	26,330
Deferred revenue	3,279	5,598
Other	6,302	6,341
Total gross deferred tax liabilities	36,630	38,269
Net deferred tax assets	$4,667	$3,036

At December 31, 2016, we had net operating loss carryforwards for federal purposes of $10.0 million, which will expire between 2025 and 2034, and for state income tax purposes of $14.8 million, which will expire between 2017 and 2036.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, we assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. We have provided a $0.6 million valuation allowance resulting primarily from our inability to utilize certain foreign net operating losses, and federal net operating losses associated with our acquisition of BAM Labs, Inc.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Unrecognized Tax Benefits

Reconciliations of the beginning and ending amounts of unrecognized tax benefits for 2016, 2015 and 2014 were as follows (in thousands):

	Federal and State Tax
	2016	2015	2014
Beginning balance	$2,077	$742	$474
Increases related to current-year tax positions	326	1,277	172
Increases related to prior-year tax positions	1,594	113	110
Lapse of statute of limitations	(333)	(55)	(14)
Settlements with taxing authorities	(204)	—	—
Ending balance	$3,460	$2,077	$742

As of December 31, 2016 and January 2, 2016, we had $3.5 million and $2.1 million, respectively, of unrecognized tax benefits, which if recognized, would affect our effective tax rate. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.

(13) Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2016, 2015 and 2014, our contributions, net of forfeitures, were $4.6 million, $4.2 million and $3.7 million, respectively.

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Select Comfort alleging that Select Comfort violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Select Comfort beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Select Comfort removed the case to the United States District Court for the District of New Jersey, which subsequently granted Select Comfort’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which has certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court has not yet indicated whether it will accept the certification. As the United States District Court for the District of New Jersey agreed, we believe that the case is without merit and the order of dismissal should be affirmed.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

On December 4, 2015, Saeid Azimpour, a consumer, filed a purported class-action lawsuit in U.S. District Court in Minnesota alleging he was fraudulently induced to purchase a down alternative pillow at a Sleep Number store based on signage that indicated that the pillow was 50% off. Plaintiff alleged that the price he paid for the pillow was not truly 50% off the price at which Sleep Number previously sold the pillow. Plaintiff asserted 10 causes of action including consumer fraud, unlawful trade practices, deceptive trade practices under Minnesota law, violation of the Minnesota false advertising law, unjust enrichment, violation of the California unfair competition law, violation of the California false advertising law and violation of the California remedies act. Plaintiff sought to represent all individuals who “purchased one or more items from the Company advertised or priced at a discount from the original retail price at any time between December 1, 2011 and present.” Plaintiff sought injunctive relief, damages, disgorgement and attorneys’ fees. On June 13, 2016, the Court dismissed the case without prejudice. On August 25, 2016, plaintiff filed a new complaint asserting claims and prayers for relief similar to those described above. On January 4, 2017, plaintiff agreed to dismissal of all claims including dismissal with prejudice of the class claims asserted in this case.

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

Commitments

As of December 31, 2016, we had $5.5 million of inventory purchase commitments. As part of the normal course of business, there are a limited number of inventory supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not currently expect any payments under these provisions. At December 31, 2016, we had entered into 33 lease commitments for future retail store locations and a lease commitment for our corporate facilities. These lease commitments provide for minimum rentals over the next five to 15 years, which if consummated based on current cost estimates, would approximate $96 million over the initial lease term. The minimum rentals for these lease commitments have been included in the future minimum lease payments in Note 8, Leases.

(15) Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of our quarterly results (in thousands, except net income per share amounts). Quarterly diluted net income per share amounts may not total to the respective annual amount due to changes in weighted-average shares outstanding during the year.

2016	First	Second	Third	Fourth	Fiscal Year
Net sales	$352,980	$276,878	$367,988	$313,445	$1,311,291
Gross profit	209,074	171,261	232,343	197,482	810,160
Operating income	19,898	2,396	39,044	15,312	76,650
Net income	12,969	1,416	25,745	11,287	51,417
Net income per share – diluted	$0.27	$0.03	$0.56	$0.25	$1.10

2015	First	Second	Third	Fourth	Fiscal Year
Net sales	$349,809	$275,289	$373,919	$214,682	$1,213,699
Gross profit	215,833	170,539	233,636	120,743	740,751
Operating income (loss)	43,725	16,629	45,399	(30,657)	75,096
Net income (loss)	28,799	11,038	31,854	(21,172)	50,519
Net income (loss) per share – diluted	$0.54	$0.21	$0.62	$(0.42)	$0.97

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Select Comfort’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2016. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct applicable to our directors, officers and employees (including our principal executive officer, principal financial officer and principal accounting officer). The Code of Business Conduct is available on the Investor Relations section of our website at www.SleepNumber.com. Select the "About" link, the “Investor Relations” link and then the "Corporate Governance" link. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer and principal accounting officer, we intend to disclose the same on our website at www.SleepNumber.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption "Equity Compensation Plan Information" in our Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance” in our Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated herein by reference.

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

14.	Select Comfort Corporation Executive Physical Plan

15.	Summary of Executive Tax and Financial Planning Program

16.	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan

17.	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan

18.	Summary of Non-Employee Director Compensation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	February 24, 2017	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ David R. Callen
David R. Callen
Chief Financial Officer
(principal financial officer)

		By:	/s/ Robert J. Poirier
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

Name	Title	Date

/s/ Jean-Michel Valette	Chairman of the Board	February 22, 2017
Jean-Michel Valette

/s/ Shelly R. Ibach	Director	February 22, 2017
Shelly R. Ibach

/s/ Daniel I. Alegre	Director	February 21, 2017
Daniel I. Alegre

/s/ Stephen L. Gulis, Jr.	Director	February 22, 2017
Stephen L. Gulis, Jr.

/s/ Michael J. Harrison	Director	February 19, 2017
Michael J. Harrison

/s/ Brenda J. Lauderback	Director	February 18, 2017
Brenda J. Lauderback

/s/ Barbara R. Matas	Director	February 19, 2017
Barbara R. Matas

/s/ Kathleen L. Nedorostek	Director	February 19, 2017
Kathleen L. Nedorostek

/s/ Vicki A. O'Meara	Director	February 22, 2017
Vicki A. O'Meara

/s/ Michael A. Peel	Director	February 21, 2017
Michael A. Peel

SELECT COMFORT CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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
Incorporated by reference to Exhibit 10.5 contained in Select Comfort's Registration Statement on Form S-1, as amended (Reg. No. 333-62793)

10.6	Fourth Amendment to Lease dated June 30, 2003 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.6 contained in Select Comfort's Annual report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-25121)

10.7	Fifth Amendment to Lease dated August 28, 2006 between Cabot Industrial Properties, L.P. (successor to Rushmore Plaza Partners Limited Partnership) and Select Comfort Direct Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-25121)

10.8	Lease Agreement dated September 9, 2015 between the Company and Truluck Industries, Inc.	Incorporated by reference to Exhibit 10.3 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

Exhibit No.	Description	Method of Filing
10.09	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.12 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-25121)

10.10	Second Amendment to Lease Agreement dated June 15, 2015 between the Company and CLFP - SLIC 8, L.P. (successor in interest to ProLogis Development Services Incorporated)	Incorporated by reference to Exhibit 10.4 contained in Select Comfort's Quarterly report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

10.11	Net Lease Agreement (Build-to-Suit) by and between Opus Northwest LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated July 26, 2006	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly report on Form 10-Q for the quarter ended July 1, 2006 (File No. 0-25121)

10.12	Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated October 21, 2016	Filed herewith

10.13	Select Comfort Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)	Incorporated by reference to Exhibit 10.16 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.14	Form of Nonstatutory Stock Option Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.15	Form of Restricted Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.16	Form of Performance Stock Award Agreement under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.17	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the Select Comfort Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.18	Select Comfort Corporation Amended and Restated 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed May 15, 2013 (File No. 0-25121)

10.19	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.20	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.21	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

Exhibit No.	Description	Method of Filing

10.22	Select Comfort Executive Investment Plan (December 1, 2014 Restatement)	Incorporated by reference to Exhibit 10.21 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-25121)

10.23	Employment Offer Letter from Select Comfort Corporation to Shelly R. Ibach dated February 9, 2007	Incorporated by reference to Exhibit 10.30 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (File No. 0-25121)

10.24	Employment Offer Letter from Select Comfort Corporation to David R. Callen dated March 14, 2014	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed March 20, 2014

10.25	Employment Offer Letter from Select Comfort Corporation to Mark A. Kimball dated April 22, 1999	Incorporated by reference to Exhibit 10.25 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

10.26	Select Comfort Corporation Executive Physical Plan	Incorporated by reference to Exhibit 10.27 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-25121)

10.27	Summary of Executive Tax and Financial Planning Program	Filed herewith

10.28	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed August 21, 2008 (File No. 0-25121)

10.29	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.34 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 0-25121)

10.30	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.30 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (File No. 0-25121)

10.31	Master Supply Agreement dated July 16, 2013 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 (File No. 0-25121)

10.32	Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Select Comfort Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 (File No. 0-25121)

10.33	First Amendment to Retailer Program Agreement, dated effective as of October 1, 2014 by and between Synchrony Bank, Select Comfort Corporation and Select Comfort Retail Corporation	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed October 1, 2014 (File No. 0-25121)

Exhibit No.	Description	Method of Filing
10.34	Second Amendment to Retailer Program Agreement, dated November 4, 2015 by and between Synchrony Bank, Select Comfort Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.5 contained in Select Comfort's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

10.35	Select Comfort Corporation Non-Employee Director Deferral Plan	Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed September 16, 2011 (File No. 0-25121)

10.36	Credit and Security Agreement dated September 9, 2015 among Select Comfort Corporation, KeyBank National Association and BMO Harris Bank, N.A.	Incorporated by reference to Exhibit 10.2 contained in Select Comfort’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

10.37
First Amendment Agreement to Credit and Security Agreement dated as of September 9, 2015 by and among Select Comfort Corporation, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other financial institutions from time to time party thereto

Incorporated by reference to Exhibit 10.1 contained in Select Comfort's Current Report on Form 8-K filed February 25, 2016 (File No. 0-25121)

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 contained in Select Comfort's Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (File No. 0-25121)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on signature page

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)

Exhibit No.	Description	Method of Filing
101
The following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2016, filed with the SEC on February 24, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, January 2, 2016 and January 3, 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, January 2, 2016 and January 3, 2015; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, January 2, 2016 and January 3, 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, January 2, 2016 and January 3, 2015; and (vi) Notes to Consolidated Financial Statements.
Filed herewith
___________________

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

SELECT COMFORT CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Description	2016	2015	2014
Allowance for doubtful accounts
Balance at beginning of period	$1,039	$739	$425
Additions charged to costs and expenses	1,224	1,577	729
Deductions from reserves	(1,379)	(1,277)	(415)
Balance at end of period	$884	$1,039	$739

Accrued sales returns
Balance at beginning of period	$20,562	$15,262	$9,433
Additions charged to costs and expenses	71,958	84,265	78,890
Deductions from reserves	(77,298)	(78,965)	(73,061)
Balance at end of period	$15,222	$20,562	$15,262