Form 10-Q
period 2017-04-01
SELECT COMFORT CORP
filed 2017-05-01
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 1, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of April 1, 2017, 41,676,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$36,452	$11,609
Accounts receivable, net of allowance for doubtful accounts of $967 and $884, respectively	18,227	19,705
Inventories	66,858	75,026
Prepaid expenses	10,673	8,705
Other current assets	16,812	23,282
Total current assets	149,022	138,327

Non-current assets:
Property and equipment, net	207,192	208,367
Goodwill and intangible assets, net	79,223	80,817
Deferred income taxes	—	4,667
Other non-current assets	27,308	24,988
Total assets	$462,745	$457,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$106,661	$105,375
Customer prepayments	30,650	26,207
Accrued sales returns	18,201	15,222
Compensation and benefits	31,058	19,455
Taxes and withholding	28,068	23,430
Other current liabilities	37,551	35,628
Total current liabilities	252,189	225,317

Non-current liabilities:
Deferred income taxes	996	—
Other non-current liabilities	75,409	71,529
Total liabilities	328,594	296,846

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 41,676 and 43,569 shares issued and outstanding, respectively	417	436
Additional paid-in capital	—	—
Retained earnings	133,734	159,884
Total shareholders’ equity	134,151	160,320
Total liabilities and shareholders’ equity	$462,745	$457,166

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$393,899	$352,980
Cost of sales	147,440	143,906
Gross profit	246,459	209,074

Operating expenses:
Sales and marketing	169,266	150,668
General and administrative	33,769	30,906
Research and development	7,596	7,602
Total operating expenses	210,631	189,176
Operating income	35,828	19,898
Other expense, net	(138)	(97)
Income before income taxes	35,690	19,801
Income tax expense	11,229	6,832
Net income	$24,461	$12,969

Basic net income per share:
Net income per share – basic	$0.57	$0.27
Weighted-average shares – basic	42,750	48,100
Diluted net income per share:
Net income per share – diluted	$0.56	$0.27
Weighted-average shares – diluted	43,712	48,845

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$24,461	$12,969
Other comprehensive income – unrealized gain on available-for-sale marketable debt securities, net of income tax	—	14
Comprehensive income	$24,461	$12,983

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2016	43,569	$436	$—	$159,884	$160,320
Net income	—	—	—	24,461	24,461
Exercise of common stock options	25	—	460	—	460
Stock-based compensation	506	5	3,699	—	3,704
Repurchases of common stock	(2,424)	(24)	(4,159)	(50,611)	(54,794)
Balance at April 1, 2017	41,676	$417	$—	$133,734	$134,151

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income	$24,461	$12,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,205	13,854
Stock-based compensation	3,704	3,766
Net loss on disposals and impairments of assets	—	1
Excess tax benefits from stock-based compensation	—	(26)
Deferred income taxes	5,663	1,622
Changes in operating assets and liabilities:
Accounts receivable	1,478	8,816
Inventories	8,168	5,633
Income taxes	5,541	16,558
Prepaid expenses and other assets	2,880	(1,272)
Accounts payable	(1,394)	(495)
Customer prepayments	4,443	(20,537)
Accrued compensation and benefits	11,693	10,677
Other taxes and withholding	(903)	7,493
Other accruals and liabilities	4,930	4,922
Net cash provided by operating activities	86,869	63,981

Cash flows from investing activities:
Purchases of property and equipment	(13,211)	(12,289)
Proceeds from marketable debt securities	—	15,090
Proceeds from sales of property and equipment	—	14
Decrease in restricted cash	3,150	—
Net cash (used in) provided by investing activities	(10,061)	2,815

Cash flows from financing activities:
Repurchases of common stock	(54,794)	(51,240)
Net increase (decrease) in short-term borrowings	2,369	(6,661)
Proceeds from issuance of common stock	460	6
Excess tax benefits from stock-based compensation	—	26
Debt issuance costs	—	(401)
Net cash used in financing activities	(51,965)	(58,270)

Net increase in cash and cash equivalents	24,843	8,526
Cash and cash equivalents, at beginning of period	11,609	20,994
Cash and cash equivalents, at end of period	$36,452	$29,520

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended April 1, 2017 of Select Comfort Corporation and 100%-owned subsidiaries (Select Comfort or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of April 1, 2017 and December 31, 2016, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other recent filings with the SEC.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the consolidated financial statements in future periods. Our critical accounting policies consist of stock-based compensation, goodwill and indefinite-lived intangible assets, warranty liabilities and revenue recognition.

The condensed consolidated financial statements include the accounts of Select Comfort Corporation and our 100%-owned subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

Revenue Recognition

At April 1, 2017 and December 31, 2016, we had deferred revenue totaling $66.6 million and $61.3 million, of which $23.7 million and $21.0 million are included in other current liabilities, respectively, and $42.9 million and $40.3 million are included in other non-current liabilities, respectively, in our consolidated balance sheets. We also have related deferred costs totaling $37.0 million and $33.2 million, of which $13.3 million and $11.6 million are included in other current assets, respectively, and $23.7 million and $21.6 million are included in other non-current assets, respectively, in our consolidated balance sheets. The deferred revenue and costs are recognized over the product’s estimated life of four years.

New Accounting Pronouncements

Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance on the accounting for, and disclosure of, stock-based compensation which we adopted effective January 1, 2017. The new guidance is intended to simplify several aspects of the accounting for stock-based compensation arrangements, including the income tax impact, forfeitures and classification on the statement of cash flows. Under the previous guidance, excess tax benefits and deficiencies were recognized in additional paid-in capital in the consolidated balance sheets. Upon adoption of the new guidance, these excess tax benefits or deficiencies are required to be recognized as discrete adjustments to income tax expense in the consolidated statements of operations on a prospective basis. During the three months ended April 1, 2017, excess tax benefits of $0.8 million were recognized as a reduction of income tax expense, rather than in additional paid-in capital.

In addition, under the new guidance, excess income tax benefits from stock-based compensation arrangements are classified as an operating activity in the statement of cash flows rather than as a financing activity. This resulted in an increase to operating cash flows of $1.2 million for the three months ended April 1, 2017. We elected to apply the new cash flow classification guidance prospectively. The prior-year statement of cash flows has not been adjusted.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

We have also elected to continue to estimate the number of stock-based awards expected to vest, as permitted by the new guidance, rather than electing to account for forfeitures as they occur.

Not Yet Adopted

In May 2014, the FASB issued a comprehensive new revenue recognition model that requires a company to recognize revenue in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance was originally effective for fiscal years beginning after December 15, 2016 and early adoption was not permitted. In July 2015, the FASB deferred the effective date from fiscal years beginning after December 15, 2016 to fiscal years beginning after December 15, 2017 (including interim reporting periods within those fiscal years). Early adoption is permitted to the original effective date of fiscal years beginning after December 15, 2016 (including interim reporting periods within those fiscal years). Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures, and have not yet selected a transition method.

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

2. Fair Value Measurements

At April 1, 2017 and December 31, 2016, we had $2.6 million and $2.3 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $2.6 million and $2.3 million at April 1, 2017 and December 31, 2016, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	April 1, 2017	December 31, 2016
Raw materials	$4,846	$7,973
Work in progress	411	72
Finished goods	61,601	66,981
	$66,858	$75,026

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64.0 million at April 1, 2017 and December 31, 2016. Indefinite-lived trade name/trademarks totaled $1.4 million at April 1, 2017 and December 31, 2016.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	April 1, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$5,070	$18,851	$4,524
Customer relationships	2,413	2,413	2,413	1,365
Trade names/trademarks	101	101	101	101
	$21,365	$7,584	$21,365	$5,990

Amortization expense for the three months ended April 1, 2017 and April 2, 2016, was $1.6 million and $0.6 million, respectively.

5. Credit Agreement

In March 2017, we amended our revolving credit facility to increase our net aggregate availability from $150 million to $153.15 million. As of April 1, 2017, availability under our credit facility was $150 million, with a $3.15 million letter of credit outstanding, and we were in compliance with all financial covenants. We maintained the accordion feature which allows us to increase the amount of the credit facility from $153.15 million to $200 million, subject to lenders' approval. There were no other changes to the credit agreement's terms and conditions.

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

6. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Amount repurchased under Board-approved share repurchase program	$50,000	$50,000
Amount repurchased in connection with the vesting of employee restricted stock grants	4,794	1,240
Total amount repurchased	$54,794	$51,240

As of April 1, 2017, the remaining authorization under our Board-approved share repurchase program was $195 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Stock awards	$3,136	$3,151
Stock options	568	615
Total stock-based compensation expense	3,704	3,766
Income tax benefit	1,248	1,299
Total stock-based compensation expense, net of tax	$2,456	$2,467

In addition to the income tax benefit related to stock-based compensation expense in the table above, excess tax benefits of $0.8 million were recognized as a reduction of income tax expense during the three months ended April 1, 2017. No amounts related to excess tax benefits were recognized in income tax expense during the three months ended April 2, 2016. See Note 1, New Accounting Pronouncements, for additional discussion of new guidance on the accounting for, and disclosure of, stock-based compensation which we adopted effective January 1, 2017.

8. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each calendar quarter, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended April 1, 2017 and April 2, 2016, our contributions, net of forfeitures, were $1.3 million and $1.3 million, respectively.

9. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Interest expense	$(182)	$(106)
Interest income	44	9
Other expense, net	$(138)	$(97)

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$24,461	$12,969

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	42,750	48,100
Dilutive effect of stock-based awards	962	745
Diluted weighted-average shares outstanding	43,712	48,845

Net income per share – basic	$0.57	$0.27
Net income per share – diluted	$0.56	$0.27

Anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial for the periods presented.

11. Commitments and Contingencies

Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Balance at beginning of year	$15,222	$20,562
Additions that reduce net sales	21,184	23,636
Deductions from reserves	(18,205)	(21,288)
Balance at end of period	$18,201	$22,910

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Balance at beginning of year	$8,633	$10,028
Additions charged to costs and expenses for current-year sales	2,718	3,585
Deductions from reserves	(2,049)	(3,272)
Changes in liability for pre-existing warranties during the current year, including expirations	(57)	(574)
Balance at end of period	$9,245	$9,767

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Select Comfort alleging that Select Comfort violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Select Comfort beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Select Comfort removed the case to the United States District Court for the District of New Jersey, which subsequently granted Select Comfort’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which has certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court has accepted the certified questions and the parties are in the process of preparing and submitting briefs. As the United States District Court for the District of New Jersey agreed, we believe that the case is without merit and the order of dismissal should be affirmed.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

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

These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;

•	The effectiveness of our marketing messages;

•	The efficiency of our advertising and promotional efforts;

•	Our ability to execute our Company-Controlled distribution strategy;

•	Our ability to achieve and maintain acceptable levels of product and service quality, and acceptable product return and warranty claims rates;

•	Our ability to continue to improve and expand our product line, and consumer acceptance of our products, product quality, innovation and brand image;

•	Industry competition, the emergence of additional competitive products and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;

•	The potential for claims that our products, processes or trademarks infringe the intellectual property rights of others;

•	Availability of attractive and cost-effective consumer credit options;

•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities;

•	Risks of disruption in the operation of either of our two main manufacturing facilities;

•	Increasing government regulation;

•	Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;

•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;

•	The costs and potential disruptions to our business related to upgrading our management information systems;

•	The vulnerability of our management information systems to attacks by hackers or other cyber threats that could compromise the security of our systems or disrupt our business;

•	Our ability to attract, retain and motivate qualified management, executive and other key employees, including qualified retail sales professionals and managers; and

•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

Additional information concerning these and other risks and uncertainties is contained under the caption “Risk Factors” in our Annual Report on Form 10-K.

Index

We have no obligation to publicly update or revise any of the forward-looking statements contained in this quarterly report on Form 10-Q.

Overview

Company Overview

We are executing a consumer innovation strategy with three significant competitive advantages as we work toward our ambitious vision to become one of the world's most beloved brands by delivering an unparalleled sleep experience. We offer consumers high-quality, individualized sleep solutions and services, which include a complete line of Sleep Number® beds, bases and bedding accessories. Our competitive advantages are: proprietary sleep innovations, exclusive distribution and lifelong customer relationships.

We are a vertically integrated brand and the developer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number beds and related technology. We are also the pioneer in biometric sleep tracking and adjustability. Only the Sleep Number bed offers SleepIQ® technology - proprietary sensor technology that works directly with the bed’s DualAir™ system to track each individual’s sleep. SleepIQ technology communicates how you slept and what adjustments you can make to optimize your sleep and improve your daily life. Our bed assortment is complemented with proprietary FlextFit™ adjustable bases, and Sleep Number pillows, sheets and other bedding products.

Our differentiated products are sold exclusively at more than 546 Sleep Number® stores located in 49 states, online at SleepNumber.com or via phone. We offer consumers a unique, value-added store and digital experience through our team of over 3,800 individuals who are dedicated to our mission of improving lives by individualizing sleep experiences. This experience, combined with the advantages of our vertical business model and SleepIQ technology, enable a lifelong relationship with our customers. We generate revenue by marketing and selling products directly to new and existing customers.

We expect our business transformation over the past five years to result in improved profitability through the productivity and service advancements associated with our integrated ERP platform, smart bed design, more efficient manufacturing and supply chain network evolution.

We are committed to delivering superior shareholder value through three primary drivers of earnings per share growth: increasing consumer demand, leveraging the business model and deploying capital efficiently. The investments we have made in R&D, technology, digital and our store experience have strengthened our competitive advantages and established our innovation leadership. We have a long-term orientation and are focused on delivering sustainable, profitable growth.

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

Index

Highlights

Financial highlights for the period ended April 1, 2017 were as follows:

•
Net sales for the three months ended April 1, 2017 increased 12% to $394 million, compared with $353 million for the same period one year ago. The 12% sales increase resulted from a 3% comparable sales increase in our Company-Controlled channel and 10 percentage points (ppt.) of growth from sales generated by 49 net new stores opened in the past 12 months.

•
The prior-year period's (ended April 2, 2016) net sales, gross profit rate, operating income, net income and earnings per share were negatively impacted by our ERP implementation. We completed the implementation by the end of the first quarter of 2016 and our new operating platform is enabling operating efficiencies, improved customer convenience and scalability.

•	Sales per store (for stores open at least one year), on a trailing twelve-month basis for the period ended April 1, 2017 were $2.4 million, consistent with the prior-year comparable period.

•
Operating income for the quarter totaled $36 million, or 9.1% of net sales, compared with $20 million, or 5.6% of net sales, for the same period one year ago. The increase in operating income was attributable to the 12% increase in net sales and a 3.4 ppt. improvement in our gross profit rate.

•	Net income for the quarter was $24 million, or $0.56 per diluted share, compared with net income of $13 million, or $0.27 per diluted share, for the same period one year ago.

•
Cash provided by operating activities totaled $87 million for the three months ended April 1, 2017, compared with $64 million for the same period one year ago. Investing activities for the current-year period included $13 million of property and equipment purchases, compared with $12 million for the same period last year.

•	At April 1, 2017, cash and cash equivalents totaled $36 million and we had $150 million of borrowing capacity available under our credit facility.

•
In the first quarter of 2017, we repurchased 2.2 million shares of our common stock under our Board-approved share repurchase program at a cost of $50 million (an average of $22.49 per share). As of April 1, 2017, the remaining authorization was $195 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	April 1, 2017		April 2, 2016
Net sales	$393.9	100.0%	$353.0	100.0%
Cost of sales	147.4	37.4%	143.9	40.8%
Gross profit	246.5	62.6%	209.1	59.2%

Operating expenses:
Sales and marketing	169.3	43.0%	150.7	42.7%
General and administrative	33.8	8.6%	30.9	8.8%
Research and development	7.6	1.9%	7.6	2.2%
Total operating expenses	210.6	53.5%	189.2	53.6%
Operating income	35.8	9.1%	19.9	5.6%
Other expense, net	(0.1)	0.0%	(0.1)	0.0%
Income before income taxes	35.7	9.1%	19.8	5.6%
Income tax expense	11.2	2.9%	6.8	1.9%
Net income	$24.5	6.2%	$13.0	3.7%

Net income per share:
Basic	$0.57		$0.27
Diluted	$0.56		$0.27

Weighted-average number of common shares:
Basic	42.8		48.1
Diluted	43.7		48.8

Index

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Company-Controlled channel	98.2%	97.3%
Wholesale/Other channel	1.8%	2.7%
Total	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Sales change rates:
Retail comparable-store sales(1)	2%	(4%)
Online and Phone	18%	8%
Company-Controlled comparable sales change	3%	(4%)
Net opened/closed stores	10%	5%
Total Company-Controlled channel	13%	1%
Wholesale/Other channel	(23%)	10%
Total net sales change	12%	1%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Average sales per store(1) ($ in thousands)	$2,365	$2,363
Average sales per square foot(1)	$926	$960
Stores > $1 million in net sales(1)	97%	98%
Stores > $2 million in net sales(1)	59%	61%
Average revenue per mattress unit – Company-Controlled channel(2)	$4,053	$3,978

(1) Trailing twelve months for stores included in our comparable-store sales calculation.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating was as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Beginning of period	540	488
Opened	16	14
Closed	(10)	(5)
End of period	546	497

Index

Comparison of Three Months Ended April 1, 2017 with Three Months Ended April 2, 2016

Net sales
Net sales increased 12% to $394 million for the three months ended April 1, 2017, compared with $353 million for the same period one year ago. The sales increase resulted from a 3% comparable sales increase in our Company-Controlled channel and 10 percentage points (ppt.) of growth from sales generated by 49 net new stores opened in the past 12 months. Our ERP implementation negatively impacted net sales in the comparable period one year ago. We completed the implementation by the end of the first quarter of 2016 and our new operating platform is enabling operating efficiencies, improved customer convenience and scalability.

The $41 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $33 million increase resulting from net store openings; and (ii) a $10 million increase in sales from our Company-Controlled comparable sales; partially offset by (iii) a $2 million decrease in Wholesale/Other channel sales. Company-Controlled mattress unit sales increased 10%. Average revenue per mattress unit in our Company-Controlled channel increased by 2% to $4,053.

Gross profit
Gross profit of $246 million increased by $37 million compared with the same period one year ago. The gross profit rate increased to 62.6% of net sales for the three months ended April 1, 2017, compared with 59.2% for prior-year comparable period. The prior-year gross profit rate was negatively impacted by actions taken to manage operating issues associated with our ERP implementation. The current-year gross profit rate improvement of 3.4 ppt. was primarily due to manufacturing and supply chain efficiencies, and lower sales return and exchange costs compared with the same period one year ago. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, product mix changes and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended April 1, 2017 increased to $169 million, or 43.0% of net sales, compared with $151 million, or 42.7% of net sales, for the same period one year ago. The 0.3 ppt. increase in the sales and marketing expense rate was mainly due to: (i) a year-over-year increase in our sales professionals' incentive compensation resulting from the strong increase in net sales; partially offset by (ii) 0.5 ppt. of leverage from media spending, which increased by 7% compared with the prior year, while net sales increased by 12%.

General and administrative expenses
General and administrative (G&A) expenses totaled $34 million for the three months ended April 1, 2017, compared with $31 million in the prior year period, but decreased to 8.6% of net sales, compared with 8.8% of net sales last year. The $2.9 million increase in G&A expenses consisted of the following major components: (i) a $1.9 million increase in employee compensation, including a year-over-year increase in company-wide performance-based incentive compensation, and salary and wage rate increases that were in line with inflation; and (ii) $1.6 million of additional depreciation and amortization expense, including incremental depreciation expense from capital expenditures that support the growth of our business; partially offset by (iii) a $0.6 million decrease in miscellaneous other expenses. The G&A expense rate decreased by 0.2 ppt. in the current year period compared with the same period one year ago due to the leveraging impact from the 12% net sales increase.

Income tax expense
Income tax expense was $11 million for the three months ended April 1, 2017, compared with $7 million for the same period one year ago. The effective tax rate for the three months ended April 1, 2017 was 31.5% compared with 34.5% for the prior-year period. The lower effective tax rate for the current-year period primarily resulted from the inclusion of stock-based compensation excess tax benefits in accordance with new Financial Accounting Standards Board (FASB) guidance effective for us beginning in 2017. Under previous FASB guidance, excess tax benefits or deficiencies were recognized in additional paid-in capital in our consolidated balance sheet. See Note 1, New Accounting Pronouncements, to the Notes to the Condensed Consolidated Financial Statements for additional details.

Index

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value. Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $153 million revolving credit facility. The cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

As of April 1, 2017, cash and cash equivalents totaled $36 million compared with $12 million as of December 31, 2016. The $25 million increase was primarily due to $87 million of cash provided by operating activities, partially offset by $13 million of cash used to purchase property and equipment and $55 million of cash used to repurchase our common stock ($50 million under our Board-approved share repurchase program and $4.8 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	April 1, 2017	April 2, 2016
Total cash provided by (used in):
Operating activities	$86.9	$64.0
Investing activities	(10.1)	2.8
Financing activities	(52.0)	(58.3)
Net increase in cash and cash equivalents	$24.8	$8.5

Cash provided by operating activities for the three months ended April 1, 2017 was $87 million compared with $64 million for the three months ended April 2, 2016. Significant components of the year-over-year change in cash provided by operating activities included: (i) an $11 million increase in net income for the three months ended April 1, 2017, compared with the same period one year ago; (ii) an $11 million fluctuation in income taxes based on a $15 million income taxes receivable at the end of 2015 compared with an $11 million income taxes liability at the end of 2016; and (iii) the ERP implementation issues we experienced in our plants and supply chain during the fourth quarter of 2015 that resulted in increased accounts receivables, higher customer prepayments and lower other taxes and withholding at the end of 2015.

Net cash used in investing activities was $10 million for the three months ended April 1, 2017, compared with $3 million of net cash provided by investing activities for the same period one year ago. Investing activities for the current-year period included $13 million of property and equipment purchases, compared with $12 million for the same period last year. We decreased our investments in marketable debt securities by $15 million during the three months ended April 2, 2016. We did not hold any investments in marketable debt securities as of December 31, 2016 or April 1, 2017.

Net cash used in financing activities was $52 million for the three months ended April 1, 2017, compared with $58 million for the same period one year ago. During the three months ended April 1, 2017, we repurchased $55 million of our stock ($50 million under our Board-approved share repurchase program and $4.8 million in connection with the vesting of employee restricted stock awards) compared with $51 million ($50 million under our Board-approved share repurchase program and $1.2 million in connection with the vesting of employee restricted stock awards) during the same period one year ago. Changes in book overdrafts are included in the net change in short-term borrowings.

Under our Board-approved share repurchase program, we repurchased 2.2 million shares at a cost of $50 million (an average of $22.49 per share) during the three months ended April 1, 2017. During the three months ended April 2, 2016, we repurchased 2.6 million shares at a cost of $50 million (an average of $18.96 per share). At April 1, 2017, the remaining authorization under our Board-approved share repurchase program was $195 million. There is no expiration date governing the period over which we can repurchase shares.

In March 2017, we amended our revolving credit facility to increase our net aggregate availability from $150 million to $153.15 million. As of April 1, 2017, availability under our credit facility was $150 million, with a $3.15 million letter of credit outstanding. The credit facility is for general corporate purposes. The credit facility contains an accordion feature that allows us to increase the amount of available credit from $153 million up to $200 million, subject to lenders' approval. The credit facility matures in February 2021.

Index

The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of April 1, 2017, we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of April 1, 2017, we were in compliance with all financial covenants.

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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net income	$24,461	$12,969	$62,909	$34,689
Income tax expense	11,229	6,832	28,913	16,664
Interest expense	182	106	887	256
Depreciation and amortization	16,152	13,757	59,305	50,129
Stock-based compensation	3,704	3,766	11,899	11,274
Asset impairments	—	15	59	67
Adjusted EBITDA	$55,728	$37,445	$163,972	$113,079

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net cash provided by operating activities	$86,869	$63,981	$174,533	$123,059
Subtract: Purchases of property and equipment	13,211	12,289	58,774	80,079
Free cash flow	$73,658	$51,692	$115,759	$42,980

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

	Trailing-Twelve Months Ended
	April 1, 2017	April 2, 2016
Net operating profit after taxes (NOPAT)
Operating income	$92,580	$51,270
Add: Rent expense(1)	69,217	63,204
Add: Interest income	128	340
Less: Depreciation on capitalized operating leases(2)	(17,550)	(16,501)
Less: Income taxes(3)	(48,050)	(31,992)
NOPAT	$96,325	$66,321

Average invested capital
Total equity	$134,151	$187,184
Less: Cash greater than target(4)	—	—
Add: Long-term debt(5)	—	—
Add: Capitalized operating lease obligations(6)	553,736	505,632
Total invested capital at end of period	$687,887	$692,816
Average invested capital(7)	$692,896	$729,234
Return on invested capital (ROIC)(8)	13.9%	9.1%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 33.3% and 32.5% for 2017 and 2016, respectively.

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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations

As of April 1, 2017, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases and a $3.15 million outstanding letter of credit, we do not have any off-balance-sheet financing.

There has been no material changes in our contractual obligations, other than in the ordinary course of business, since the end of fiscal 2016. See Note 5, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for additional information regarding our other contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There were no significant changes in our critical accounting policies since the end of fiscal 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from our cash and cash equivalents. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our cash and cash equivalents as of April 1, 2017, and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of April 1, 2017, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Select Comfort alleging that Select Comfort violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Select Comfort beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Select Comfort removed the case to the United States District Court for the District of New Jersey, which subsequently granted Select Comfort’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which has certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court has accepted the certified questions and the parties are in the process of preparing and submitting briefs. As the United States District Court for the District of New Jersey agreed, we believe that the case is without merit and the order of dismissal should be affirmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1, 2017 through January 28, 2017	619,080	$21.24	613,198	$231,980,000
January 29, 2017 through February 25, 2017	657,972	21.28	646,278	218,243,000
February 26, 2017 through April 1, 2017	1,146,491	24.11	963,808	195,000,000
Total	2,423,543	$22.61	2,223,284	$195,000,000

(1)
Under our Board-approved $300 million share repurchase program, we repurchased 2,223,284 shares of our common stock at a cost of $50 million (based on trade dates) during the three months ended April 1, 2017.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 200,259 shares of our common stock at a cost of $4.8 million during the three months ended April 1, 2017.

(1)
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
10.1
Second Amendment Agreement to Credit and Security Agreement dated as of September 9, 2015 by and among Select Comfort Corporation, Key Bank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender and the other financial institutions from time to time party thereto
Filed herewith
10.2	Form of Performance-Based Restricted Stock Unit Award Agreement - EPS Target	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2017, filed with the SEC on May 1, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of April 1, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three months ended April 1, 2017 and April 2, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2017 and April 2, 2016; (iv) Condensed Consolidated Statement of Shareholders' Equity for the three months ended April 1, 2017; (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and April 2, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	May 1, 2017	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
10.1
Second Amendment Agreement to Credit and Security Agreement dated as of September 9, 2015 by and among Select Comfort Corporation, Key Bank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender and the other financial institutions from time to time party thereto
Filed herewith
10.2	Form of Performance-Based Restricted Stock Unit Award Agreement - EPS Target	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2017, filed with the SEC on May 1, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of April 1, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three months ended April 1, 2017 and April 2, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2017 and April 2, 2016; (iv) Condensed Consolidated Statement of Shareholders' Equity for the three months ended April 1, 2017; (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and April 2, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith