Form 10-Q
period 2017-07-01
SELECT COMFORT CORP
filed 2017-07-28
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 1, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of July 1, 2017, 41,066,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,082	$11,609
Accounts receivable, net of allowance for doubtful accounts of $856 and $884, respectively	24,486	19,705
Inventories	69,856	75,026
Income taxes receivable	3,681	—
Prepaid expenses	10,686	8,705
Other current assets	18,397	23,282
Total current assets	129,188	138,327

Non-current assets:
Property and equipment, net	205,621	208,367
Goodwill and intangible assets, net	78,678	80,817
Deferred income taxes	—	4,667
Other non-current assets	27,243	24,988
Total assets	$440,730	$457,166

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving credit facility	$13,950	$—
Accounts payable	105,593	105,375
Customer prepayments	45,725	26,207
Accrued sales returns	12,602	15,222
Compensation and benefits	29,051	19,455
Taxes and withholding	6,547	23,430
Other current liabilities	39,195	35,628
Total current liabilities	252,663	225,317

Non-current liabilities:
Deferred income taxes	307	—
Other non-current liabilities	73,321	71,529
Total liabilities	326,291	296,846

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 41,066 and 43,569 shares issued and outstanding, respectively	411	436
Additional paid-in capital	—	—
Retained earnings	114,028	159,884
Total shareholders’ equity	114,439	160,320
Total liabilities and shareholders’ equity	$440,730	$457,166

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$284,673	$276,878	$678,572	$629,858
Cost of sales	108,054	105,617	255,494	249,523
Gross profit	176,619	171,261	423,078	380,335

Operating expenses:
Sales and marketing	144,498	134,785	313,764	285,453
General and administrative	28,819	27,018	62,588	57,924
Research and development	6,363	7,062	13,959	14,664
Total operating expenses	179,680	168,865	390,311	358,041
Operating (loss) income	(3,061)	2,396	32,767	22,294
Other expense, net	(282)	(229)	(420)	(326)
(Loss) income before income taxes	(3,343)	2,167	32,347	21,968
Income tax (benefit) expense	(2,565)	751	8,664	7,583
Net (loss) income	$(778)	$1,416	$23,683	$14,385

Basic net (loss) income per share:
Net (loss) income per share – basic	$(0.02)	$0.03	$0.56	$0.30
Weighted-average shares – basic	41,716	46,394	42,233	47,247
Diluted net (loss) income per share:
Net (loss) income per share – diluted	$(0.02)	$0.03	$0.55	$0.30
Weighted-average shares – diluted	41,716	47,044	43,080	47,945

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net (loss) income	$(778)	$1,416	$23,683	$14,385
Other comprehensive income – unrealized gain on available-for-sale marketable debt securities, net of income tax	—	—	—	14
Comprehensive (loss) income	$(778)	$1,416	$23,683	$14,399

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2016	43,569	$436	$—	$159,884	$160,320
Net income	—	—	—	23,683	23,683
Exercise of common stock options	180	2	2,652	—	2,654
Stock-based compensation	581	6	7,870	—	7,876
Repurchases of common stock	(3,264)	(33)	(10,522)	(69,539)	(80,094)
Balance at July 1, 2017	41,066	$411	$—	$114,028	$114,439

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net income	$23,683	$14,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,177	27,960
Stock-based compensation	7,876	7,606
Net loss on disposals and impairments of assets	2	7
Excess tax benefits from stock-based compensation	—	(472)
Deferred income taxes	4,974	985
Changes in operating assets and liabilities:
Accounts receivable	(4,781)	5,489
Inventories	5,170	12,904
Income taxes	(14,532)	15,324
Prepaid expenses and other assets	2,110	(6,838)
Accounts payable	11,858	(15,282)
Customer prepayments	19,518	(26,885)
Accrued compensation and benefits	9,834	9,249
Other taxes and withholding	(6,032)	1,654
Other accruals and liabilities	(2,050)	1,034
Net cash provided by operating activities	88,807	47,120

Cash flows from investing activities:
Purchases of property and equipment	(27,132)	(23,764)
Proceeds from marketable debt securities	—	15,090
Proceeds from sales of property and equipment	—	67
Decrease in restricted cash	3,150	—
Net cash used in investing activities	(23,982)	(8,607)

Cash flows from financing activities:
Repurchases of common stock	(80,094)	(71,366)
Net increase in short-term borrowings	3,098	12,574
Proceeds from issuance of common stock	2,654	1,623
Excess tax benefits from stock-based compensation	—	472
Debt issuance costs	(10)	(409)
Net cash used in financing activities	(74,352)	(57,106)

Net decrease in cash and cash equivalents	(9,527)	(18,593)
Cash and cash equivalents, at beginning of period	11,609	20,994
Cash and cash equivalents, at end of period	$2,082	$2,401

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended July 1, 2017 of Select Comfort Corporation and 100%-owned subsidiaries (Select Comfort or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of July 1, 2017 and December 31, 2016, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

Revenue Recognition

At July 1, 2017 and December 31, 2016, we had deferred revenue totaling $67 million and $61 million, of which $25 million and $21 million are included in other current liabilities, respectively, and $42 million and $40 million are included in other non-current liabilities, respectively, in our consolidated balance sheets. We also have related deferred costs totaling $38 million and $33 million, of which $14 million and $11 million are included in other current assets, respectively, and $24 million and $22 million are included in other non-current assets, respectively, in our consolidated balance sheets. The deferred revenue and costs are recognized over the product’s estimated life of four years.

New Accounting Pronouncements

Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance on the accounting for, and disclosure of, stock-based compensation which we adopted effective January 1, 2017. The new guidance is intended to simplify several aspects of the accounting for stock-based compensation arrangements, including the income tax impact, forfeitures and classification on the statement of cash flows. Under the previous guidance, excess tax benefits and deficiencies were recognized in additional paid-in capital in the consolidated balance sheets. Upon adoption of the new guidance, these excess tax benefits or deficiencies are required to be recognized as discrete adjustments to income tax expense in the consolidated statements of operations on a prospective basis. During the three and six months ended July 1, 2017, excess tax benefits of $0.4 million and $1.2 million, respectively, were recognized as a reduction of income tax expense, rather than in additional paid-in capital.

In addition, under the new guidance, excess income tax benefits from stock-based compensation arrangements are classified as an operating activity in the statement of cash flows rather than as a financing activity. This resulted in an increase to operating cash flows of $0.9 million and $2.1 million for the three and six months ended July 1, 2017. We elected to apply the new cash flow classification guidance prospectively. The prior-year statement of cash flows has not been adjusted.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

We have also elected to continue to estimate the number of stock-based awards expected to vest, as permitted by the new guidance, rather than electing to account for forfeitures as they occur.

Not Yet Adopted

In May 2014, the FASB issued a comprehensive new revenue recognition model that requires a company to recognize revenue in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance was originally effective for fiscal years beginning after December 15, 2016 and early adoption was not permitted. In July 2015, the FASB deferred the effective date from fiscal years beginning after December 15, 2016 to fiscal years beginning after December 15, 2017 (including interim reporting periods within those fiscal years). Early adoption is permitted to the original effective date of fiscal years beginning after December 15, 2016 (including interim reporting periods within those fiscal years). Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance. When we adopt this new guidance, we expect to use the modified retrospective approach which will result in an adjustment to opening retained earnings, but would not restate prior periods' financial statements. We are continuing to evaluate the effect on our revenue recognition, disclosure requirements and changes that may be necessary to our internal controls over financial reporting.

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

2. Fair Value Measurements

At July 1, 2017 and December 31, 2016, we had $2.9 million and $2.3 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $2.9 million and $2.3 million at July 1, 2017 and December 31, 2016, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	July 1, 2017	December 31, 2016
Raw materials	$5,740	$7,973
Work in progress	95	72
Finished goods	64,021	66,981
	$69,856	$75,026

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64.0 million at July 1, 2017 and December 31, 2016. Indefinite-lived trade name/trademarks totaled $1.4 million at July 1, 2017 and December 31, 2016.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	July 1, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$5,615	$18,851	$4,524
Customer relationships	2,413	2,413	2,413	1,365
Trade names/trademarks	101	101	101	101
	$21,365	$8,129	$21,365	$5,990

Amortization expense for the three months ended July 1, 2017 and July 2, 2016, was $0.5 million and $0.6 million, respectively. Amortization expense for the six months ended July 1, 2017 and July 2, 2016, was $2.1 million and $1.3 million, respectively.

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

As of July 1, 2017, we had $14 million in outstanding borrowings and $3.15 million in outstanding letters of credit. We had additional borrowing capacity of $136 million. As of July 1, 2017, the weighted-average interest rate on borrowings outstanding under the credit facility was 3.3%. We were in compliance with all financial covenants.

6. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Amount repurchased under Board-approved share repurchase program	$25,000	$20,000	$75,000	$70,000
Amount repurchased in connection with the vesting of employee restricted stock grants	300	125	5,094	1,366
Total amount repurchased	$25,300	$20,125	$80,094	$71,366

As of July 1, 2017, the remaining authorization under our Board-approved share repurchase program was $170 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Stock awards	$3,584	$3,261	$6,720	$6,412
Stock options	588	579	1,156	1,194
Total stock-based compensation expense	4,172	3,840	7,876	7,606
Income tax benefit	1,406	1,325	2,654	2,624
Total stock-based compensation expense, net of tax	$2,766	$2,515	$5,222	$4,982

In addition to the income tax benefit related to stock-based compensation expense in the table above, excess tax benefits of $0.4 million and $1.2 million were recognized as reductions of income tax expense during the three and six months ended July 1, 2017, respectively. There were no excess tax benefits recognized in income tax expense during the three and six months ended July 2, 2016. See Note 1, New Accounting Pronouncements, for additional discussion of new guidance on the accounting for, and disclosure of, stock-based compensation which we adopted effective January 1, 2017.

8. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended July 1, 2017 and July 2, 2016, our contributions, net of forfeitures, were $1.2 million and $1.0 million, respectively. During the six months ended July 1, 2017 and July 2, 2016, our contributions, net of forfeitures, were $2.5 million and $2.3 million, respectively.

9. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest expense	$(288)	$(251)	$(470)	$(357)
Interest income	6	22	50	31
Other expense, net	$(282)	$(229)	$(420)	$(326)

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Net (Loss) Income per Common Share

The components of basic and diluted net (loss) income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net (loss) income	$(778)	$1,416	$23,683	$14,385

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	41,716	46,394	42,233	47,247
Dilutive effect of stock-based awards	—	650	847	698
Diluted weighted-average shares outstanding	41,716	47,044	43,080	47,945

Net (loss) income per share – basic	$(0.02)	$0.03	$0.56	$0.30
Net (loss) income per share – diluted	$(0.02)	$0.03	$0.55	$0.30

For the three months ended July 1, 2017, potentially dilutive stock-based awards have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on our net loss per diluted share. For the six months ended July 1, 2017 and the three and six months ended July 2, 2016, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

11. Commitments and Contingencies

Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	July 1, 2017	July 2, 2016
Balance at beginning of year	$15,222	$20,562
Additions that reduce net sales	32,434	35,419
Deductions from reserves	(35,054)	(40,226)
Balance at end of period	$12,602	$15,755

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	July 1, 2017	July 2, 2016
Balance at beginning of year	$8,633	$10,028
Additions charged to costs and expenses for current-year sales	4,243	6,601
Deductions from reserves	(3,665)	(7,290)
Changes in liability for pre-existing warranties during the current year, including expirations	(55)	(1,515)
Balance at end of period	$9,156	$7,824

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Select Comfort alleging that Select Comfort violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Select Comfort beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Select Comfort removed the case to the United States District Court for the District of New Jersey, which subsequently granted Select Comfort’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which has certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court has accepted the certified questions and the parties are in the process of preparing and submitting briefs. As the United States District Court for the District of New Jersey determined, we believe that the case is without merit and the order of dismissal should be affirmed.

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

Our differentiated products are sold exclusively at more than 540 Sleep Number® stores located in 49 states, online at SleepNumber.com or via phone. We offer consumers a unique, value-added store and digital experience through our team of over 3,800 individuals who are dedicated to our mission of improving lives by individualizing sleep experiences. This experience, combined with the advantages of our vertical business model and SleepIQ technology, enable a lifelong relationship with our customers. We generate revenue by marketing and selling products directly to new and existing customers.

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

Index

Highlights

Financial highlights for the period ended July 1, 2017 were as follows:

•
Net sales for the three months ended July 1, 2017 increased 3% to $285 million, compared with $277 million for the same period one year ago. Net sales for the three months ended July 1, 2017 were affected by an approximately $25 million shift in sales from our second quarter to our third quarter (representing approximately 9 percentage points (ppt.) of additional growth over the prior year) as a result of a delay in deliveries and shipments related to an inventory shortage from one of our new suppliers. The issue has been resolved and we don't expect a shortage in the future. We now have the necessary inventory to fulfill our outstanding second-quarter orders and the new supplier's production output has been exceeding our forecasted demand for the third quarter and beyond.

•
The 3% sales increase was driven by 8 ppt. of growth from sales generated by 43 net new stores opened in the past 12 months, partially offset by a 4% comparable sales decline in our Company-Controlled channel.

•	Sales per store (for stores open at least one year), on a trailing twelve-month basis for the period ended July 1, 2017 were $2.3 million, consistent with the prior-year comparable period.

•
In May 2017 we began selling our Sleep Number 360™ i7 and i10 smart beds. The Sleep Number 360 smart bed won 13 awards at CES, including being named the Best of Innovation Honoree in the Home Appliance category. We will continue the changeover of our entire product line to our Sleep Number 360 smart beds in a phased implementation over the next nine months.

•
Operating loss for the quarter totaled $3.1 million, or (1.1%) of net sales, compared with operating income of $2.4 million, or 0.9% of net sales, for the same period one year ago. The decrease in operating income was attributable to the $25 million sales shift.

•	Net loss for the quarter was $0.8 million, or $(0.02) per diluted share, compared with net income of $1.4 million, or $0.03 per diluted share, for the same period one year ago.

•
Cash provided by operating activities totaled $89 million for the six months ended July 1, 2017, compared with $47 million for the same period one year ago. Investing activities for the current-year period included $27 million of property and equipment purchases, compared with $24 million for the same period last year.

•
At July 1, 2017, cash and cash equivalents totaled $2 million and we ended the quarter with $14 million of borrowings under our $153 million revolving credit facility, as planned. We utilize our credit facility to meet our seasonal working capital requirements.

•
In the second quarter of 2017, we repurchased 0.8 million shares of our common stock under our Board-approved share repurchase program at a cost of $25 million (an average of $30.13 per share). As of July 1, 2017, the remaining authorization was $170 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
Net sales	$284.7	100.0%	$276.9	100.0%	$678.6	100.0%	$629.9	100.0%
Cost of sales	108.1	38.0%	105.6	38.1%	255.5	37.7%	249.5	39.6%
Gross profit	176.6	62.0%	171.3	61.9%	423.1	62.3%	380.3	60.4%

Operating expenses:
Sales and marketing	144.5	50.8%	134.8	48.7%	313.8	46.2%	285.5	45.3%
General and administrative	28.8	10.1%	27.0	9.8%	62.6	9.2%	57.9	9.2%
Research and development	6.4	2.2%	7.1	2.6%	14.0	2.1%	14.7	2.3%
Total operating expenses	179.7	63.1%	168.9	61.0%	390.3	57.5%	358.0	56.8%
Operating (loss) income	(3.1)	(1.1%)	2.4	0.9%	32.8	4.8%	22.3	3.5%
Other expense, net	(0.3)	(0.1%)	(0.2)	(0.1%)	(0.4)	(0.1%)	(0.3)	(0.1%)
(Loss) income before income taxes	(3.3)	(1.2%)	2.2	0.8%	32.3	4.8%	22.0	3.5%
Income tax (benefit) expense	(2.6)	(0.9%)	0.8	0.3%	8.7	1.3%	7.6	1.2%
Net (loss) income	$(0.8)	(0.3%)	$1.4	0.5%	$23.7	3.5%	$14.4	2.3%

Net (loss) income per share:
Basic	$(0.02)		$0.03		$0.56		$0.30
Diluted	$(0.02)		$0.03		$0.55		$0.30

Weighted-average number of common shares:
Basic	41.7		46.4		42.2		47.2
Diluted	41.7		47.0		43.1		47.9

Index

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Company-Controlled channel	97.7%	96.6%	98.0%	97.0%
Wholesale/Other channel	2.3%	3.4%	2.0%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Sales change rates:
Retail comparable-store sales(1)	(6%)	(7%)	(1%)	(5%)
Online and Phone	26%	(2%)	22%	3%
Company-Controlled comparable sales change	(4%)	(6%)	0%	(5%)
Net opened/closed stores	8%	6%	9%	5%
Total Company-Controlled channel	4%	0%	9%	0%
Wholesale/Other channel	(31%)	21%	(27%)	15%
Total net sales change	3%	1%	8%	1%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Average sales per store(1) ($ in thousands)	$2,335	$2,333
Average sales per square foot(1)	$906	$937
Stores > $1 million in net sales(1)	97%	98%
Stores > $2 million in net sales(1)	58%	59%
Average revenue per mattress unit – Company-Controlled channel(2)	$4,306	$4,206	$4,155	$4,074

(1) Trailing-twelve months for stores included in our comparable-store sales calculation.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Beginning of period	546	497	540	488
Opened	8	19	24	33
Closed	(5)	(10)	(15)	(15)
End of period	549	506	549	506

Index

Comparison of Three Months Ended July 1, 2017 with Three Months Ended July 2, 2016

Net sales
Net sales increased 3% to $285 million for the three months ended July 1, 2017, compared with $277 million for the same period one year ago. Net sales for the three months ended July 1, 2017 were affected by an approximately $25 million shift in sales from our second quarter to our third quarter as a result of delay in deliveries and shipments related to an inventory shortage from one of our new suppliers. The issue has been resolved and we don't expect a shortage in the future. We now have the necessary inventory to fulfill our outstanding second-quarter orders and the new supplier's production output has been exceeding our forecasted demand for the third quarter and beyond. The 3% sales increase was driven by 8 percentage points (ppt.) of growth from sales generated by 43 net new stores opened in the past 12 months, partially offset by a 4% comparable sales decline in our Company-Controlled channel.

The $8 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $21 million increase resulting from net store openings; partially offset by (ii) a $10 million decrease in sales from our Company-Controlled comparable sales; and (iii) a $3 million decrease in Wholesale/Other channel sales. Company-Controlled mattress unit sales increased 2%. Average revenue per mattress unit in our Company-Controlled channel increased by 2% to $4,306.

Gross profit
Gross profit of $177 million increased by $5 million compared with the same period one year ago. The gross profit rate increased to 62.0% of net sales for the three months ended July 1, 2017, compared with 61.9% for the prior-year comparable period. The current-year gross profit rate improvement of 0.1 ppt. was primarily due to lower sales return and exchange costs compared with the same period one year ago and operating efficiencies which more than offset margin pressures from supply chain shipping inefficiencies related to the delayed deliveries in the second quarter. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, product mix changes and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended July 1, 2017 increased to $144 million, or 50.8% of net sales, compared with $135 million, or 48.7% of net sales, for the same period one year ago. The 2.1 ppt. increase in the sales and marketing expense rate was mainly due to the deleveraging impact resulting from the $25 million net sales shift from our second quarter to our third quarter.

General and administrative expenses
General and administrative (G&A) expenses totaled $29 million for the three months ended July 1, 2017, compared with $27 million in the prior-year period, and increased to 10.1% of net sales, compared with 9.8% of net sales last year. The $1.8 million increase in G&A expenses consisted primarily of the following: (i) $0.9 million increase in infrastructure expenses to support key business initiatives; (ii) $0.5 million of additional depreciation and amortization expense, including incremental depreciation expense from capital expenditures that support the growth of our business; and (iii) a $0.4 million net increase in miscellaneous other expenses. The G&A expense rate increased by 0.3 ppt. in the current-year period compared with the same period one year ago due to the deleveraging impact from the $25 million net sales shift from our second quarter to our third quarter.

Research and development expenses
Research and development (R&D) expenses for the three months ended July 1, 2017 were $6.4 million, or 2.2% of net sales, compared with $7.1 million, or 2.6% of net sales, for the same period one year ago. The $0.7 million decrease in R&D expenses was due to the timing of our investments to support product innovations. For the three months ended July 1, 2017, the investment spending is consistent with our current-year and long-term consumer innovation strategy.

Income tax (benefit) expense
Income tax benefit was $2.6 million for the three months ended July 1, 2017, compared with income tax expense of $0.8 million for the same period one year ago. The tax benefit for the current-year period primarily resulted from: (i) the recognition of additional tax credits; and (ii) stock-based compensation excess tax benefits in accordance with new Financial Accounting Standards Board (FASB) guidance effective for us beginning in 2017. Under previous FASB guidance, excess tax benefits or deficiencies were recognized in additional paid-in capital in our consolidated balance sheet. See Note 1, New Accounting Pronouncements, in the Notes to the Condensed Consolidated Financial Statements for additional details.

Index

Comparison of Six Months Ended July 1, 2017 with Six Months Ended July 2, 2016

Net sales
Net sales increased 8% to $679 million for the six months ended July 1, 2017, compared with $630 million for the same period one year ago. The sales change was comprised of 9 percentage points (ppt.) of growth from sales generated by 43 net new retail stores opened in the past 12 months, partially offset by a decrease in Wholesale/Other channel sales. Company-Controlled comparable sales were flat year-over-year. Net sales for the six months ended July 1, 2017 were affected by an approximately $25 million shift in sales from our second quarter to our third quarter as a result of a delay in deliveries and shipments related to an inventory shortage from one of our new suppliers. The issue has been resolved and we don't expect a shortage in the future. We now have the necessary inventory to fulfill our outstanding second-quarter orders and the new supplier's production output has been exceeding our forecasted demand for the third quarter and beyond.

The $49 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $53 million increase resulting from net store openings; and (ii) a $1 million increase in sales from our Company-Controlled comparable sales; partially offset by (iii) a $5 million decrease in Wholesale/Other channel sales. Company-Controlled mattress units increased 7% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 2%.

Gross profit
Gross profit of $423 million for the six months ended July 1, 2017 increased by $43 million, or 11%, compared with the same period one year ago. The gross profit rate increased to 62.3% of net sales for the first six months of 2017, compared with 60.4% for the prior-year period. The prior-year gross profit rate was negatively impacted by actions taken to manage operating issues associated with our ERP implementation. The current-year gross profit rate improvement of 1.9 ppt. was primarily due to manufacturing efficiencies and lower sales return and exchange costs compared with the same period one year ago. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, product mix changes and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the six months ended July 1, 2017 increased to $314 million compared with $285 million for the same period one year ago, and increased to 46.2% of net sales compared with 45.3% of net sales last year. The 0.9 ppt. increase in the sales and marketing expense rate was mainly due to the deleveraging impact resulting from the $25 million net sales shift from our second quarter to our third quarter; partially offset by 0.5 ppt. of leverage from media spending, which increased by 4% compared with the prior year, while net sales increased by 8%.

General and administrative expenses
General and administrative (G&A) expenses totaled $63 million for the six months ended July 1, 2017, compared with $58 million in the prior-year period, but the expense rate remained consistent with the prior year at 9.2% of net sales. The $5 million increase in G&A expenses consisted primarily of the following: (i) a $1.0 million increase in employee compensation, including a year-over-year increase in company-wide performance-based incentive compensation, and wage rate increases that were in line with inflation; (ii) $2.1 million of additional depreciation and amortization expense, including incremental depreciation expense from capital expenditures that support the growth of our business; and (iii) a $1.6 million net increase in miscellaneous other expenses. The current year G&A expense rate, while consistent with the prior-year, was negatively impacted by the deleveraging impact from the $25 million net sales shift from our second quarter to our third quarter.

Research and development expenses
Research and development (R&D) expenses for the six months ended July 1, 2017 were $14 million, or 2.1% of net sales, compared with $15 million, or 2.3% of net sales, for the same period one year ago. The $1 million decrease in R&D expenses was due to the timing of our investments to support product innovations. The investment spending year-to-date is consistent with our current-year and long-term consumer innovation strategy.

Income tax expense
Income tax expense was $8.7 million for the six months ended July 1, 2017, compared with $7.6 million for the same period one year ago. The effective tax rate for the six months ended July 1, 2017 was 26.8% compared with 34.5% for the prior-year period. The effective tax rate for the current-year period benefited from: (i) stock-based compensation excess tax benefits in accordance with new Financial Accounting Standards Board (FASB) guidance effective for us beginning in 2017; and (ii) the recognition of additional tax credits. Under previous FASB guidance, excess tax benefits or deficiencies were recognized in additional paid-in capital in our consolidated balance sheet. See Note 1, New Accounting Pronouncements, in the Notes to the Condensed Consolidated Financial Statements for additional details.

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

As of July 1, 2017, cash and cash equivalents totaled $2 million compared with $12 million as of December 31, 2016. The $10 million decrease was primarily due to $89 million of cash provided by operating activities, which was more than offset by $27 million of cash used to purchase property and equipment and $80 million of cash used to repurchase our common stock ($75 million under our Board-approved share repurchase program and $5 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	July 1, 2017	July 2, 2016
Total cash provided by (used in):
Operating activities	$88.8	$47.1
Investing activities	(24.0)	(8.6)
Financing activities	(74.4)	(57.1)
Net decrease in cash and cash equivalents	$(9.5)	$(18.6)

Cash provided by operating activities for the six months ended July 1, 2017 was $89 million compared with $47 million for the six months ended July 2, 2016. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $9 million increase in net income for the six months ended July 1, 2017, compared with the same period one year ago; (ii) a $46 million fluctuation in customer prepayments resulting from higher than normal customer prepayments at January 2, 2016 (due to ERP implementation issues) and July 1, 2017 (due to an inventory shortage from one of our new suppliers); (iii) a $30 million fluctuation in income taxes based on a $15 million income taxes receivable at January 2, 2016 and a $4 million income taxes receivable at July 1, 2017 (income taxes payable for comparable periods); and (iv) the ERP implementation issues we experienced in our plants and supply chain during the fourth quarter of 2015 that resulted in increased accounts receivables, higher inventories, higher accounts payable and lower other taxes and withholding at the end of 2015.

Net cash used in investing activities was $24 million for the six months ended July 1, 2017, compared with $9 million of net cash used in investing activities for the same period one year ago. Investing activities for the current-year period included $27 million of property and equipment purchases, compared with $24 million for the same period last year. We decreased our investments in marketable debt securities by $15 million during the six months ended July 2, 2016. We did not hold any investments in marketable debt securities as of December 31, 2016 or July 1, 2017.

Net cash used in financing activities was $74 million for the six months ended July 1, 2017, compared with $57 million for the same period one year ago. During the six months ended July 1, 2017, we repurchased $80 million of our stock ($75 million under our Board-approved share repurchase program and $5 million in connection with the vesting of employee restricted stock awards) compared with $71 million ($70 million under our Board-approved share repurchase program and $1 million in connection with the vesting of employee restricted stock awards) during the same period one year ago. Short-term borrowings increased by $3 million during the current-year period, reflecting $14 million of borrowings under our $153 million revolving credit facility as of July 1, 2017, partially offset by a decrease in book overdrafts which are included in the net change in short-term borrowings.

Under our Board-approved share repurchase program, we repurchased 3.1 million shares at a cost of $75 million (an average of $24.57 per share) during the six months ended July 1, 2017. During the six months ended July 2, 2016, we repurchased 3.6 million shares at a cost of $70 million (an average of $19.70 per share). At July 1, 2017, the remaining authorization under our Board-approved share repurchase program was $170 million. There is no expiration date governing the period over which we can repurchase shares.

In March 2017, we amended our revolving credit facility to increase our net aggregate availability from $150 million to $153 million. We maintained the accordion feature which allows us to increase the amount of the credit facility from $153 million to $200 million, subject to lenders' approval. There were no other changes to the credit agreement's terms and conditions.

Index

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

As of July 1, 2017, we had $14 million in outstanding borrowings and $3.15 million in outstanding letters of credit. We had additional borrowing capacity of $136 million. As of July 1, 2017, the weighted-average interest rate on borrowings outstanding under the credit facility was 3.3%. We were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of July 1, 2017, we were in compliance with all financial covenants.

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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net (loss) income	$(778)	$1,416	$60,715	$25,067
Income tax (benefit) expense	(2,565)	751	25,597	11,691
Interest expense	288	251	924	497
Depreciation and amortization	14,918	14,053	60,170	53,261
Stock-based compensation	4,172	3,840	12,231	12,068
Asset impairments	2	14	47	66
Adjusted EBITDA	$16,037	$20,325	$159,684	$102,650

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net cash provided by operating activities	$88,807	$47,120	$193,332	$110,008
Subtract: Purchases of property and equipment	27,132	23,764	61,220	70,412
Free cash flow	$61,675	$23,356	$132,112	$39,596

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

	Trailing-Twelve Months Ended
	July 1, 2017	July 2, 2016
Net operating profit after taxes (NOPAT)
Operating income	$87,124	$37,035
Add: Rent expense(1)	70,815	64,232
Add: Interest income	112	219
Less: Depreciation on capitalized operating leases(2)	(17,956)	(16,749)
Less: Income taxes(3)	(46,095)	(27,055)
NOPAT	$94,000	$57,682

Average invested capital
Total equity	$114,439	$173,807
Less: Cash greater than target(4)	—	—
Add: Long-term debt(5)	—	—
Add: Capitalized operating lease obligations(6)	566,520	513,856
Total invested capital at end of period	$680,959	$687,663
Average invested capital(7)	$690,524	$724,593
Return on invested capital (ROIC)(8)	13.6%	8.0%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 32.9% and 31.9% for 2017 and 2016, respectively.

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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations

As of July 1, 2017, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases and a $3.15 million outstanding letter of credit, we do not have any off-balance-sheet financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in short-term market interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our net interest expense would not change by a significant amount based on the $14 million of borrowings under our revolving credit facility at July 1, 2017. We do not manage our interest-rate volatility risk through the use of derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Select Comfort alleging that Select Comfort violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Select Comfort beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Select Comfort removed the case to the United States District Court for the District of New Jersey, which subsequently granted Select Comfort’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which has certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court has accepted the certified questions and the parties are in the process of preparing and submitting briefs. As the United States District Court for the District of New Jersey determined, we believe that the case is without merit and the order of dismissal should be affirmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 2, 2017 through April 29, 2017	198,182	$27.82	188,257	$189,756,000
April 30, 2017 through May 27, 2017	301,412	30.07	301,264	180,697,000
May 28, 2017 through July 1, 2017	341,114	31.44	340,290	170,000,000
Total	840,708	$30.09	829,811	$170,000,000

(1)
Under our Board-approved $300 million share repurchase program, we repurchased 829,811 shares of our common stock at a cost of $25 million (based on trade dates) during the three months ended July 1, 2017.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 10,897 shares of our common stock at a cost of $0.3 million during the three months ended July 1, 2017.

(3)
There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing
10.1	First Amendment, dated June 22, 2017, to Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated October 21, 2016	Filed herewith
10.2	Amended and Restated Executive Severance Pay Plan dated as of June 12, 2017	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended July 1, 2017, filed with the SEC on July 28, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of July 1, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2017 and July 2, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2017 and July 2, 2016; (iv) Condensed Consolidated Statement of Shareholders' Equity for the six months ended July 1, 2017; (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2017 and July 2, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	July 28, 2017	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

Index

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
10.1	First Amendment, dated June 22, 2017, to Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Select Comfort Corporation, as Tenant, dated October 21, 2016	Filed herewith
10.2	Amended and Restated Executive Severance Pay Plan dated as of June 12, 2017	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended July 1, 2017, filed with the SEC on July 28, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of July 1, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2017 and July 2, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2017 and July 2, 2016; (iv) Condensed Consolidated Statement of Shareholders' Equity for the six months ended July 1, 2017; (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2017 and July 2, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith