Form 10-Q
period 2017-09-30
SELECT COMFORT CORP
filed 2017-10-27
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2017

Commission File Number: 0-25121

SELECT COMFORT CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1597886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Third Avenue South
Minneapolis, Minnesota	55404
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of September 30, 2017, 39,819,000 shares of the Registrant’s Common Stock were outstanding.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$29,914	$11,609
Accounts receivable, net of allowance for doubtful accounts of $694 and $884, respectively	21,107	19,705
Inventories	79,217	75,026
Prepaid expenses	10,208	8,705
Other current assets	23,803	23,282
Total current assets	164,249	138,327

Non-current assets:
Property and equipment, net	206,690	208,367
Goodwill and intangible assets, net	78,133	80,817
Deferred income taxes	938	4,667
Other non-current assets	28,898	24,988
Total assets	$478,908	$457,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$136,628	$105,375
Customer prepayments	39,929	26,207
Accrued sales returns	18,448	15,222
Compensation and benefits	34,683	19,455
Taxes and withholding	24,041	23,430
Other current liabilities	44,708	35,628
Total current liabilities	298,437	225,317

Non-current liabilities:
Other non-current liabilities	76,174	71,529
Total liabilities	374,611	296,846

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 39,819 and 43,569 shares issued and outstanding, respectively	398	436
Additional paid-in capital	—	—
Retained earnings	103,899	159,884
Total shareholders’ equity	104,297	160,320
Total liabilities and shareholders’ equity	$478,908	$457,166

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$402,646	$367,988	$1,081,218	$997,846
Cost of sales	149,181	135,645	404,675	385,168
Gross profit	253,465	232,343	676,543	612,678

Operating expenses:
Sales and marketing	174,800	158,024	488,564	443,477
General and administrative	32,645	28,278	95,233	86,202
Research and development	6,991	6,997	20,950	21,661
Total operating expenses	214,436	193,299	604,747	551,340
Operating income	39,029	39,044	71,796	61,338
Other expense, net	(248)	(255)	(668)	(581)
Income before income taxes	38,781	38,789	71,128	60,757
Income tax expense	13,178	13,044	21,842	20,627
Net income	$25,603	$25,745	$49,286	$40,130

Basic net income per share:
Net income per share – basic	$0.63	$0.56	$1.18	$0.86
Weighted-average shares – basic	40,755	45,621	41,740	46,705
Diluted net income per share:
Net income per share – diluted	$0.62	$0.56	$1.16	$0.85
Weighted-average shares – diluted	41,515	46,350	42,559	47,413

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$25,603	$25,745	$49,286	$40,130
Other comprehensive income – unrealized gain on available-for-sale marketable debt securities, net of income tax	—	—	—	14
Comprehensive income	$25,603	$25,745	$49,286	$40,144

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2016	43,569	$436	$—	$159,884	$160,320
Net income	—	—	—	49,286	49,286
Exercise of common stock options	212	2	3,038	—	3,040
Stock-based compensation	587	6	11,803	—	11,809
Repurchases of common stock	(4,549)	(46)	(14,841)	(105,271)	(120,158)
Balance at September 30, 2017	39,819	$398	$—	$103,899	$104,297

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income	$49,286	$40,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,000	42,555
Stock-based compensation	11,809	9,272
Net loss on disposals and impairments of assets	229	9
Excess tax benefits from stock-based compensation	—	(516)
Deferred income taxes	3,729	(673)
Changes in operating assets and liabilities:
Accounts receivable	(1,402)	5,271
Inventories	(4,191)	15,991
Income taxes	(147)	30,386
Prepaid expenses and other assets	(1,713)	(3,458)
Accounts payable	33,325	(1,043)
Customer prepayments	13,722	(23,125)
Accrued compensation and benefits	15,277	12,441
Other taxes and withholding	758	7,494
Other accruals and liabilities	9,372	10,527
Net cash provided by operating activities	176,054	145,261

Cash flows from investing activities:
Purchases of property and equipment	(37,613)	(38,769)
Decrease in restricted cash	3,150	—
Proceeds from sales of property and equipment	36	67
Proceeds from marketable debt securities	—	15,090
Investments in marketable debt securities	—	(5,968)
Net cash used in investing activities	(34,427)	(29,580)

Cash flows from financing activities:
Repurchases of common stock	(120,158)	(96,410)
Net (decrease) increase in short-term borrowings	(6,194)	3,062
Proceeds from issuance of common stock	3,040	1,949
Debt issuance costs	(10)	(409)
Excess tax benefits from stock-based compensation	—	516
Net cash used in financing activities	(123,322)	(91,292)

Net increase in cash and cash equivalents	18,305	24,389
Cash and cash equivalents, at beginning of period	11,609	20,994
Cash and cash equivalents, at end of period	$29,914	$45,383

See accompanying notes to condensed consolidated financial statements.

Index

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 of Select Comfort Corporation and 100%-owned subsidiaries (Select Comfort or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of September 30, 2017 and December 31, 2016, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

Revenue Recognition

At September 30, 2017 and December 31, 2016, we had deferred revenue totaling $71 million and $61 million, of which $28 million and $21 million are included in other current liabilities, respectively, and $43 million and $40 million are included in other non-current liabilities, respectively, in our consolidated balance sheets. We also have related deferred costs totaling $41 million and $33 million, of which $16 million and $11 million are included in other current assets, respectively, and $25 million and $22 million are included in other non-current assets, respectively, in our consolidated balance sheets. The deferred revenue and costs are recognized over the product’s estimated life of four years.

New Accounting Pronouncements

Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance on the accounting for, and disclosure of, stock-based compensation which we adopted effective January 1, 2017. The new guidance is intended to simplify several aspects of the accounting for stock-based compensation arrangements, including the income tax impact, forfeitures and classification on the statement of cash flows. Under the previous guidance, excess tax benefits and deficiencies were recognized in additional paid-in capital in the consolidated balance sheets. Upon adoption of the new guidance, these excess tax benefits or deficiencies are required to be recognized as discrete adjustments to income tax expense in the consolidated statements of operations on a prospective basis. During the three and nine months ended September 30, 2017, excess tax benefits of $0.2 million and $1.4 million, respectively, were recognized as a reduction of income tax expense, rather than in additional paid-in capital.

In addition, under the new guidance, excess income tax benefits from stock-based compensation arrangements are classified as an operating activity in the statement of cash flows rather than as a financing activity. This resulted in an increase to operating cash flows of $0.2 million and $2.3 million for the three and nine months ended September 30, 2017, respectively. We elected to apply the new cash flow classification guidance prospectively. The prior-year statement of cash flows has not been adjusted.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

We have also elected to continue to estimate the number of stock-based awards expected to vest, as permitted by the new guidance, rather than electing to account for forfeitures as they occur.

Not Yet Adopted

In May 2014, the FASB issued a comprehensive new revenue recognition model that requires a company to recognize revenue in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance will be effective for us beginning January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance. When we adopt this new guidance, we expect to use the modified retrospective approach which will result in an adjustment to opening retained earnings, but would not restate prior periods' financial statements. Based on our analysis thus far, we believe the impact of adopting the new guidance will not be material to our consolidated financial statements. As interpretations of the new rules continue to evolve in the fourth quarter of fiscal 2017, we will monitor developments and will finalize our conclusions on our revenue recognition policy, disclosure requirements and changes that may be necessary to our internal controls over financial reporting.

In February 2016, the FASB issued new guidance on accounting for leases that generally requires most leases to be recognized on the balance sheet. This new guidance is effective for reporting periods beginning after December 15, 2018. The provisions of this new guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the new guidance for all periods presented. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures. This new guidance is effective for us beginning December 30, 2018.

2. Fair Value Measurements

At September 30, 2017 and December 31, 2016, we had $3.4 million and $2.3 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $3.4 million and $2.3 million at September 30, 2017 and December 31, 2016, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$4,292	$7,973
Work in progress	223	72
Finished goods	74,702	66,981
	$79,217	$75,026

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64.0 million at September 30, 2017 and December 31, 2016. Indefinite-lived trade name/trademarks totaled $1.4 million at September 30, 2017 and December 31, 2016.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$6,160	$18,851	$4,524
Customer relationships	2,413	2,413	2,413	1,365
Trade names/trademarks	101	101	101	101
	$21,365	$8,674	$21,365	$5,990

Amortization expense for the three months ended September 30, 2017 and October 1, 2016, was $0.5 million and $0.6 million, respectively. Amortization expense for the nine months ended September 30, 2017 and October 1, 2016, was $2.7 million and $1.9 million, respectively.

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

As of September 30, 2017, we had no outstanding borrowings and $3.15 million in outstanding letters of credit. Our borrowing capacity was $150 million. We were in compliance with all financial covenants.

6. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Amount repurchased under Board-approved share repurchase program	$40,000	$25,000	$115,000	$95,000
Amount repurchased in connection with the vesting of employee restricted stock grants	64	259	5,158	1,410
Total amount repurchased	$40,064	$25,259	$120,158	$96,410

Effective as of October 1, 2017, our Board approved an increase in our total remaining share repurchase authorization to $500 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Stock awards	$3,339	$1,121	$10,059	$7,533
Stock options	594	545	1,750	1,739
Total stock-based compensation expense	3,933	1,666	11,809	9,272
Income tax benefit	1,314	556	3,968	3,180
Total stock-based compensation expense, net of tax	$2,619	$1,110	$7,841	$6,092

In addition to the income tax benefit related to stock-based compensation expense in the table above, excess tax benefits of $0.2 million and $1.4 million were recognized as reductions of income tax expense during the three and nine months ended September 30, 2017, respectively. There were no excess tax benefits recognized in income tax expense during the three and nine months ended October 1, 2016. See Note 1, New Accounting Pronouncements, for additional discussion of new guidance on the accounting for, and disclosure of, stock-based compensation which we adopted effective January 1, 2017.

8. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended September 30, 2017 and October 1, 2016, our contributions, net of forfeitures, were $1.4 million and $1.1 million, respectively. During the nine months ended September 30, 2017 and October 1, 2016, our contributions, net of forfeitures, were $3.9 million and $3.4 million, respectively.

9. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Interest expense	$(278)	$(267)	$(748)	$(624)
Interest income	30	12	80	43
Other expense, net	$(248)	$(255)	$(668)	$(581)

SELECT COMFORT CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$25,603	$25,745	$49,286	$40,130

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	40,755	45,621	41,740	46,705
Dilutive effect of stock-based awards	760	729	819	708
Diluted weighted-average shares outstanding	41,515	46,350	42,559	47,413

Net income per share – basic	$0.63	$0.56	$1.18	$0.86
Net income per share – diluted	$0.62	$0.56	$1.16	$0.85

For the three and nine months ended September 30, 2017 and October 1, 2016, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

11. Commitments and Contingencies

Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Balance at beginning of year	$15,222	$20,562
Additions that reduce net sales	55,720	54,588
Deductions from reserves	(52,494)	(57,112)
Balance at end of period	$18,448	$18,038

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Balance at beginning of year	$8,633	$10,028
Additions charged to costs and expenses for current-year sales	8,627	7,014
Deductions from reserves	(6,625)	(7,976)
Changes in liability for pre-existing warranties during the current year, including expirations	(708)	(976)
Balance at end of period	$9,927	$8,090

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Select Comfort alleging that Select Comfort violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Select Comfort beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Select Comfort removed the case to the United States District Court for the District of New Jersey, which subsequently granted Select Comfort’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which has certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court has accepted the certified questions and oral arguments are expected to be heard in the near future. As the United States District Court for the District of New Jersey determined, we believe that the case is without merit and the order of dismissal should be affirmed.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

•	Risk Factors

•	Company Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Non-GAAP Data

•	Off-Balance-Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies

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

These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;

•	The effectiveness of our marketing messages;

•	The efficiency of our advertising and promotional efforts;

•	Our ability to execute our Company-Controlled distribution strategy;

•	Our ability to achieve and maintain acceptable levels of product and service quality, and acceptable product return and warranty claims rates;

•	Our ability to continue to improve and expand our product line, and consumer acceptance of our products, product quality, innovation and brand image;

•	Industry competition, the emergence of additional competitive products and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;

•	The potential for claims that our products, processes or trademarks infringe the intellectual property rights of others;

•	Availability of attractive and cost-effective consumer credit options;

•	Our “just-in-time” manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities, including the potential for shortages in supply;

•	Risks of disruption in the operation of either of our two main manufacturing facilities;

•	Increasing government regulation;

•	Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;

•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;

•	The costs and potential disruptions to our business related to upgrading our management information systems;

•	The vulnerability of our management information systems to attacks by hackers or other cyber threats that could compromise the security of our systems or disrupt our business;

•	Our ability to attract, retain and motivate qualified management, executive and other key employees, including qualified retail sales professionals and managers; and

•	Uncertainties arising from global events, such as terrorist attacks or a pandemic outbreak, or the threat of such events.

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

We are a vertically integrated brand and the developer, manufacturer, marketer, retailer and servicer of a complete line of Sleep Number beds and related technology. We are also the pioneer in biometric sleep tracking and adjustability. Only the Sleep Number bed offers SleepIQ® technology - proprietary sensor technology that works directly with the bed’s DualAir™ system to track each individual’s sleep. SleepIQ technology communicates how you slept and what adjustments you can make to optimize your sleep and improve your daily life. Our bed assortment is complemented with proprietary FlextFit™ adjustable bases, and Sleep Number® pillows, sheets and other bedding products. In May 2017, we began selling certain models of our Sleep Number 360™ smart bed line.

Our differentiated products are sold exclusively at more than 550 Sleep Number® stores located in 49 states, online at SleepNumber.com or via phone. We offer consumers a unique, value-added store and digital experience through our team of over 3,800 individuals who are dedicated to our mission of improving lives by individualizing sleep experiences. This experience, combined with the advantages of our vertical business model and SleepIQ technology, enable a lifelong relationship with our customers. We generate revenue by marketing and selling products directly to new and existing customers.

We expect our business transformation over the past five years to result in improved profitability through the productivity and service advancements associated with our integrated ERP platform, smart bed design, more efficient manufacturing and supply chain network. In 2017, we began evolving our supply chain including the transition of more than 20 suppliers with whom we are partnering with to support our innovations and profitability goals. Changes to the supply chain also include in-hub assembly of our new 360 smart beds and optimization of our outbound logistics network. These multi-year initiatives, coupled with our innovations, are expected to drive accelerated profits and cash flows over time.

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

Highlights

Financial highlights for the period ended September 30, 2017 were as follows:

•
Net sales for the three months ended September 30, 2017 increased 9% to $403 million, compared with $368 million for the same period one year ago. Net sales for the three months ended September 30, 2017 were affected by: (i) an approximately $25 million shift in sales from our second quarter to our third quarter as a result of a delay in deliveries and shipments related to an inventory shortage from one of our new suppliers (this delay has been resolved and we don't expect a shortage in the future), and (ii) temporary disruptions from hurricanes during our Labor Day sales event that reduced third quarter net sales by an estimated $12 to $15 million.

Index

•
The 9% sales increase was driven by 6 percentage points (ppt.) of growth from sales generated by 26 net new stores opened in the past 12 months and a 5% comparable sales increase in our Company-Controlled channel, partially offset by a decrease in our Wholesale/Other channel sales.

•
Sales per store (for stores open at least one year) on a trailing twelve-month basis for the period ended September 30, 2017 were $2.4 million, up 5% from $2.2 million in the prior-year comparable period.

•
In May 2017, we began selling our Sleep Number 360™ i7 and i10 smart beds. The Sleep Number 360 smart bed won 13 awards at CES, including being named the Best of Innovation Honoree in the Home Appliance category. We plan to launch a third smart bed model (the p6) in the fourth quarter, and remain on track to complete the phased implementation of our 360 smart bed line by the first half of next year.

•
Operating income for the quarter totaled $39 million, consistent with the same period one year ago. Our operating income rate decreased to 9.7% of net sales, compared with 10.6% of net sales for the same period last year. The decrease in operating income rate primarily resulted from transition costs associated with the launch of our Sleep Number 360 smart beds and the evolution of our supply chain.

•	Net income for the quarter was $25.6 million, or $0.62 per diluted share, compared with $25.7 million, or $0.56 per diluted share, for the same period one year ago.

•
Cash provided by operating activities totaled $176 million for the nine months ended September 30, 2017, compared with $145 million for the same period one year ago. Investing activities for the current-year period included $38 million of property and equipment purchases, compared with $39 million for the same period last year.

•
At September 30, 2017, cash and cash equivalents totaled $30 million and we ended the quarter with no borrowings under our $153 million revolving credit facility. We utilize our credit facility to meet our seasonal working capital requirements.

•
In the third quarter of 2017, we repurchased 1.3 million shares of our common stock under our Board-approved share repurchase program at a cost of $40 million (an average of $31.18 per share). Effective as of October 1, 2017, our Board approved an increase in our total remaining share repurchase authorization to $500 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	September 30, 2017		October 1, 2016		September 30, 2017		October 1, 2016
Net sales	$402.6	100.0%	$368.0	100.0%	$1,081.2	100.0%	$997.8	100.0%
Cost of sales	149.2	37.1%	135.6	36.9%	404.7	37.4%	385.2	38.6%
Gross profit	253.5	62.9%	232.3	63.1%	676.5	62.6%	612.7	61.4%

Operating expenses:
Sales and marketing	174.8	43.4%	158.0	42.9%	488.6	45.2%	443.5	44.4%
General and administrative	32.6	8.1%	28.3	7.7%	95.2	8.8%	86.2	8.6%
Research and development	7.0	1.7%	7.0	1.9%	21.0	1.9%	21.7	2.2%
Total operating expenses	214.4	53.3%	193.3	52.5%	604.7	55.9%	551.3	55.3%
Operating income	39.0	9.7%	39.0	10.6%	71.8	6.6%	61.3	6.1%
Other expense, net	(0.2)	(0.1%)	(0.3)	(0.1%)	(0.7)	(0.1%)	(0.6)	(0.1%)
Income before income taxes	38.8	9.6%	38.8	10.5%	71.1	6.6%	60.8	6.1%
Income tax expense	13.2	3.3%	13.0	3.5%	21.8	2.0%	20.6	2.1%
Net income	$25.6	6.4%	$25.7	7.0%	$49.3	4.6%	$40.1	4.0%

Net income per share:
Basic	$0.63		$0.56		$1.18		$0.86
Diluted	$0.62		$0.56		$1.16		$0.85

Weighted-average number of common shares:
Basic	40.8		45.6		41.7		46.7
Diluted	41.5		46.4		42.6		47.4

Index

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Company-Controlled channel	99.3%	97.8%	98.5%	97.3%
Wholesale/Other channel	0.7%	2.2%	1.5%	2.7%
Total	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Sales change rates:
Retail comparable-store sales(1)	5%	(10%)	1%	(7%)
Online and phone	9%	23%	17%	10%
Company-Controlled comparable sales change	5%	(8%)	2%	(6%)
Net opened/closed stores	6%	7%	8%	6%
Total Company-Controlled channel	11%	(1%)	10%	0%
Wholesale/Other channel	(65%)	(19%)	(38%)	3%
Total net sales change	9%	(2%)	8%	0%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Average sales per store(1) ($ in thousands)	$2,369	$2,248
Average sales per square foot(1)	$909	$895
Stores > $1 million in net sales(1)	98%	98%
Stores > $2 million in net sales(1)	59%	54%
Average revenue per mattress unit – Company-Controlled channel(2)	$4,385	$3,959	$4,239	$4,031

(1) Trailing-twelve months for stores included in our comparable-store sales calculation.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Beginning of period	549	506	540	488
Opened	6	24	30	57
Closed	(2)	(3)	(17)	(18)
End of period	553	527	553	527

Index

Comparison of Three Months Ended September 30, 2017 with Three Months Ended October 1, 2016

Net sales
Net sales increased 9% to $403 million for the three months ended September 30, 2017, compared with $368 million for the same period one year ago. Net sales for the three months ended September 30, 2017 were affected by: (i) an approximately $25 million shift in sales from our second quarter to our third quarter as a result of a delay in deliveries and shipments related to an inventory shortage from one of our new suppliers (this delay has been resolved and we don't expect a shortage in the future); and (ii) temporary disruptions from hurricanes during our Labor Day sales event that reduced third quarter net sales by an estimated $12 to $15 million. The 9% sales increase was driven by 6 percentage points (ppt.) of growth from sales generated by 26 net new stores opened in the past 12 months and a 5% comparable sales increase in our Company-Controlled channel; partially offset by a decrease in our Wholesale/Other channel sales.

The $35 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $23 million increase resulting from net store openings; and (ii) a $17 million increase in sales from our Company-Controlled comparable sales; partially offset by (iii) a $5 million decrease in Wholesale/Other channel sales. Company-Controlled mattress unit sales were in line with the prior year. Average revenue per mattress unit in our Company-Controlled channel increased by 11% to $4,385.

Gross profit
Gross profit of $253 million increased by $21 million, or 9%, compared with $232 million for the same period one year ago. The gross profit rate was 62.9% of net sales for the three months ended September 30, 2017, compared with 63.1% for the prior-year comparable period. The current-year gross profit rate decline of 0.2 ppt. was primarily due to margin pressures from weather-related excess freight and handling costs, and supplier transition costs, partially offset by a favorable product mix of Sleep Number 360™ smart beds and operating lean initiatives. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended September 30, 2017 increased to $175 million, or 43.4% of net sales, compared with $158 million, or 42.9% of net sales, for the same period one year ago. The 0.5 ppt. increase in the sales and marketing expense rate was mainly due to an increase in customer financing expenses, as a larger percentage of our customers took advantage of promotional financing offers, partially offset by 0.6 ppt. of leverage from media spending, which increased by 5% compared with the prior year, while net sales increased by 9%.

General and administrative expenses
General and administrative (G&A) expenses totaled $33 million, or 8.1% of net sales, for the three months ended September 30, 2017, compared with $28 million, or 7.7% of net sales, in the prior-year period. The $4.4 million increase in G&A expenses consisted primarily of the following: (i) a $3.1 million increase in employee compensation, including a year-over-year increase in performance-based incentive compensation, enhanced digital marketing capabilities, and salary and wage rate increases that were in line with inflation; and (ii) a $1.3 million net increase in miscellaneous other expenses. The G&A expense rate increased by 0.4 ppt. in the current-year period compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 9% sales increase.

Research and development expenses
Research and development (R&D) expenses for the three months ended September 30, 2017 were $7 million consistent with the same period one year ago, but decreased to 1.7% of net sales from 1.9% of net sales, for the same period one year ago due to the leveraging effect of the 9% net sales increase. For the three months ended September 30, 2017, the investment in product innovations is consistent with our current-year and long-term consumer innovation strategy.

Index

Comparison of Nine Months Ended September 30, 2017 with Nine Months Ended October 1, 2016

Net sales
Net sales increased 8% to $1.08 billion for the nine months ended September 30, 2017, compared with $998 million for the same period one year ago. The sales change was comprised of 8 percentage points (ppt.) of growth from sales generated by 26 net new stores opened in the past 12 months and a 2% comparable sales increase in our Company-Controlled channel, partially offset by a decrease in Wholesale/Other channel sales.

The $83 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $76 million increase resulting from net store openings; and (ii) a $17 million increase in sales from our Company-Controlled comparable sales; partially offset by (iii) a $10 million decrease in Wholesale/Other channel sales. Company-Controlled mattress units increased 4% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 5%.

Gross profit
Gross profit of $677 million for the nine months ended September 30, 2017 increased by $64 million, or 10%, compared with the same period one year ago. The gross profit rate increased to 62.6% of net sales for the first nine months of 2017, compared with 61.4% for the prior-year period. The prior-year gross profit rate was negatively impacted by actions taken to manage operating issues associated with our ERP implementation during the first six months of 2016. The current-year gross profit rate improvement of 1.2 ppt. was primarily due to manufacturing and supply chain efficiencies, including lean initiatives, and lower sales return and exchange costs compared with the same period one year ago. In addition, our gross profit rate can fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, product mix changes and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the nine months ended September 30, 2017 increased to $489 million compared with $443 million for the same period one year ago, and increased to 45.2% of net sales compared with 44.4% of net sales last year. The 0.8 ppt. increase in the sales and marketing expense rate was mainly due to an increase in customer financing expenses, as a larger percentage of our customers took advantage of promotional financing offers, and an increase in selling compensation expense, including performance-based incentive compensation. These increases were partially offset by leverage from media spending, which increased by 4% compared with the prior year, while net sales increased by 8%.

General and administrative expenses
General and administrative (G&A) expenses totaled $95 million, or 8.8% of net sales, for the nine months ended September 30, 2017, compared with $86 million, or 8.6% of net sales, in the prior-year period. The $9 million increase in G&A expenses consisted primarily of the following: (i) a $4.0 million increase in employee compensation, including a year-over-year increase in company-wide performance-based incentive compensation, enhanced digital marketing capabilities, and salary and wage rate increases that were in line with inflation; (ii) $2.3 million of additional depreciation and amortization expense, including incremental depreciation expense from capital expenditures that support the growth of our business; and (iii) a $2.7 million net increase in miscellaneous other expenses. The G&A expense rate increased by 0.2 ppt. in the current-year period compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 8% sales increase.

Research and development expenses
Research and development (R&D) expenses for the nine months ended September 30, 2017 were $21 million, or 1.9% of net sales, compared with $22 million, or 2.2% of net sales, for the same period one year ago. The $1 million decrease in R&D expenses was due to the timing of our investments to support product innovations. The investment spending year-to-date is consistent with our current-year and long-term consumer innovation strategy.

Income tax expense
Income tax expense was $22 million for the nine months ended September 30, 2017, compared with $21 million for the same period one year ago. The effective tax rate for the nine months ended September 30, 2017 was 30.7% compared with 33.9% for the prior-year period. The effective tax rate for the current-year period benefited from: (i) stock-based compensation excess tax benefits in accordance with new Financial Accounting Standards Board (FASB) guidance effective for us beginning in 2017; and (ii) the recognition of additional tax credits. Under previous FASB guidance, excess tax benefits or deficiencies were recognized in additional paid-in capital in our consolidated balance sheet. See Note 1, New Accounting Pronouncements, in the Notes to the Condensed Consolidated Financial Statements for additional details.

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

As of September 30, 2017, cash and cash equivalents totaled $30 million compared with $12 million as of December 31, 2016. The $18 million increase was primarily due to $176 million of cash provided by operating activities, which was partially offset by $38 million of cash used to purchase property and equipment and $120 million of cash used to repurchase our common stock ($115 million under our Board-approved share repurchase program and $5 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	September 30, 2017	October 1, 2016
Total cash provided by (used in):
Operating activities	$176.1	$145.3
Investing activities	(34.4)	(29.6)
Financing activities	(123.3)	(91.3)
Net increase in cash and cash equivalents	$18.3	$24.4

Cash provided by operating activities for the nine months ended September 30, 2017 was $176 million compared with $145 million for the nine months ended October 1, 2016. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $9 million increase in net income for the nine months ended September 30, 2017, compared with the same period one year ago; (ii) a $37 million fluctuation in customer prepayments resulting from higher than normal customer prepayments at January 2, 2016 (due to ERP implementation issues); (iii) a $31 million fluctuation in income taxes based on a $15 million income taxes receivable at January 2, 2016 (income taxes payable for comparable period); and (iv) the ERP implementation issues we experienced in our plants and supply chain during the fourth quarter of 2015 that resulted in increased accounts receivables, higher inventories, higher accounts payable, and lower other taxes and withholding at the end of 2015.

Net cash used in investing activities was $34 million for the nine months ended September 30, 2017, compared with $30 million of net cash used in investing activities for the same period one year ago. Investing activities for the current-year period included $38 million of property and equipment purchases, compared with $39 million for the same period last year. We decreased our investments in marketable debt securities by $9 million during the nine months ended October 1, 2016. We did not hold any investments in marketable debt securities as of December 31, 2016 or during the nine months ended September 30, 2017.

Net cash used in financing activities was $123 million for the nine months ended September 30, 2017, compared with $91 million for the same period one year ago. During the nine months ended September 30, 2017, we repurchased $120 million of our stock ($115 million under our Board-approved share repurchase program and $5 million in connection with the vesting of employee restricted stock awards) compared with $96 million ($95 million under our Board-approved share repurchase program and $1.4 million in connection with the vesting of employee restricted stock awards) during the same period one year ago. Short-term borrowings declined by $6 million during the current-year period primarily due to a decrease in book overdrafts which are included in the net change in short-term borrowings.

Under our Board-approved share repurchase program, we repurchased 4.3 million shares at a cost of $115 million (an average of $26.52 per share) during the nine months ended September 30, 2017. During the nine months ended October 1, 2016, we repurchased 4.6 million shares at a cost of $95 million (an average of $20.78 per share). Effective as of October 1, 2017, our Board approved an increase in our total remaining share repurchase authorization to $500 million. There is no expiration date governing the period over which we can repurchase shares.

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

As of September 30, 2017, we had $3.15 million in outstanding letters of credit and no borrowings under credit facility. Our available borrowing capacity was $150 million. We were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2017, we were in compliance with all financial covenants.

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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$25,603	$25,745	$60,573	$18,958
Income tax expense	13,178	13,044	25,731	11,112
Interest expense	278	267	935	721
Depreciation and amortization	14,770	14,536	60,404	56,154
Stock-based compensation	3,933	1,666	14,498	10,609
Asset impairments	222	2	267	51
Adjusted EBITDA	$57,984	$55,260	$162,408	$97,605

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net cash provided by operating activities	$176,054	$145,261	$182,438	$121,616
Subtract: Purchases of property and equipment	37,613	38,769	56,696	62,920
Free cash flow	$138,441	$106,492	$125,742	$58,696

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

	Trailing-Twelve Months Ended
	September 30, 2017	October 1, 2016
Net operating profit after taxes (NOPAT)
Operating income	$87,108	$30,681
Add: Rent expense(1)	72,260	64,994
Add: Interest income	129	109
Less: Depreciation on capitalized operating leases(2)	(18,384)	(16,953)
Less: Income taxes(3)	(46,004)	(29,805)
NOPAT	$95,109	$49,026

Average invested capital
Total equity	$104,297	$176,512
Less: Cash greater than target(4)	—	—
Add: Long-term debt(5)	—	—
Add: Capitalized operating lease obligations(6)	578,080	519,952
Total invested capital at end of period	$682,377	$696,464
Average invested capital(7)	$689,467	$714,956
Return on invested capital (ROIC)(8)	13.8%	6.9%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 32.6% and 37.8% for 2017 and 2016, respectively.

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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations

As of September 30, 2017, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases and a $3.15 million outstanding letter of credit, we do not have any off-balance-sheet financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in the overall level of interest rates affect interest income generated from cash and cash equivalents. If overall interest rates were one percentage point lower than current rates, our annual interest income would not change by a significant amount based on our cash and cash equivalents as of September 30, 2017, and the current low interest-rate environment. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

As of September 30, 2017, we had no borrowings under our revolving credit facility.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Select Comfort alleging that Select Comfort violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Select Comfort beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Select Comfort removed the case to the United States District Court for the District of New Jersey, which subsequently granted Select Comfort’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which has certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court has accepted the certified questions and oral arguments are expected to be heard in the near future. As the United States District Court for the District of New Jersey determined, we believe that the case is without merit and the order of dismissal should be affirmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 2, 2017 through July 29, 2017	363,219	$32.17	362,370	$158,342,000
July 30, 2017 through August 26, 2017	384,548	32.31	384,237	145,926,000
August 27, 2017 through September 30, 2017	537,000	29.71	536,119	130,000,000
Total	1,284,767	$31.18	1,282,726	$130,000,000

(1)
Under the then current Board-approved $300 million share repurchase program, we repurchased 1,282,726 shares of our common stock at a cost of $40 million (based on trade dates) during the three months ended September 30, 2017.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 2,041 shares of our common stock at a cost of $64 thousand during the three months ended September 30, 2017.

(3)
On October 17, 2017, we announced that our Board approved an increase in the total remaining share repurchase authorization to $500 million, effective as of the beginning of our 2017 fiscal fourth quarter. There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on October 27, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and October 1, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and October 1, 2016; (iv) Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and October 1, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.
Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECT COMFORT CORPORATION
(Registrant)

Dated:	October 27, 2017	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)