Form 10-K
period 2017-12-30
Sleep Number Corp
filed 2018-02-27
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.
Commission File No. 0-25121

SLEEP NUMBER CORPORATION
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
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant as of July 1, 2017, was $882,558,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).
As of January 26, 2018, there were 38,487,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

As used in this Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Sleep Number” mean Sleep Number Corporation and its subsidiaries and the term “common stock” means our common stock, par value $0.01 per share.
As used in this Form 10-K, the term “bedding” includes mattresses, box springs and foundations.
Sleep Number®, SleepIQ®, Sleep Number 360®, SleepIQ Kids®, the Double Arrow logo, Select Comfort®, AirFit®, BAM Labs®, the “B” logo, Comfortaire®, ComfortFit®, Comfort.Individualized.®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, Individualized Sleep Experiences®, It®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Sleep Number Inner Circle®, Tech-e®, Smart Bed For Smart Kids®, Smart Bed Technology®, The Only Bed That Grows With Them®, The Only Bed That Knows You®, Tonight Bedtime. Tomorrow The World®, We Make Beds Smart®, What’s Your Sleep Number?®, SleepIQ LABS™, Auto Snore™, HealthIQ™, HeartIQ™, Rapid Sleep Onset™, RespiratoryIQ™, Responsive Air™, Sleep For The Future℠, Sleep Is My Super Power™, Sleep Is Training™, Sleep30™, WellnessIQ™, ActiveComfort™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, PartnerSnore™, The Bed Reborn™, the SleepIQ LABS logo, The Bed That Moves You™, our bed model names, and our other marks and stylized logos are trademarks and/or service marks of Sleep Number. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

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

ITEM 1. BUSINESS

Overview

Sleep Number Corporation (formerly Select Comfort Corporation), based in Minneapolis, Minnesota, was founded in 1987. In 1998, Sleep Number became a publicly traded company. We are listed on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SNBR.” When used herein, the terms “Sleep Number,” “Company,” “we,” “us” and “our” refer to Sleep Number Corporation, including consolidated subsidiaries.

Our mission is to improve lives by individualizing sleep experiences. Our vision is to become one of the world's most beloved brands by delivering an unparalleled sleep experience. We expect to achieve our goals by executing our consumer innovation strategy with three significant competitive advantages: proprietary sleep innovations, lifelong customer relationships and exclusive retail distribution.

As the leader in sleep innovation, Sleep Number delivers the best quality sleep through effortless, adjustable comfort and biometric sleep tracking. We are a visionary in health and wellness, proving the connection between sleep and well-being. We have a vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number beds. We offer consumers high-quality, individualized sleep solutions and services, including a complete line of Sleep Number beds, bases and bedding accessories. We are the pioneer in biometric sleep tracking and adjustability. Only the Sleep Number bed offers SleepIQ technology - a proprietary sensor technology that tracks each individual’s sleep and works directly with the bed’s DualAir system to automatically adjust the comfort level of each sleeper. With the SleepIQ technology platform, we are powering one of the most comprehensive databases of biometric sleep data in the world, and fundamentally changing the way we monitor and manage health. Through daily digital interactions that build lifelong relationships, SleepIQ technology also communicates how you slept and provides insights on what adjustments you can make to optimize your sleep and improve your daily life. Sleep Number also offers FlextFit adjustable bases, Sleep Number pillows, sheets and other bedding products. As a direct-to-consumer brand, we offer consumers a cohesive experience across our Sleep Number stores, online at SleepNumber.com or via phone at (800) 753-3768.

We are committed to delivering superior shareholder value through three primary drivers of earnings per share growth: increasing consumer demand, leveraging our business model and deploying capital efficiently. Since 2012, we have transformed the business with $487 million of capital expenditures and acquisitions. This effort has strengthened our competitive advantages and positioned us for accelerated profits and cash generation. In 2017, we increased net sales by 10% to $1.4 billion and increased operating income by 20% to $92 million.

In September 2015, we completed the acquisition of BAM Labs, Inc. (now operating as SleepIQ LABS), the leading provider of biometric sensor and sleep monitoring technology for data-driven health and wellness. The addition of SleepIQ LABS strengthens Sleep Number’s leadership in sleep innovation, adjustability and individualization. The acquisition broadens and deepens electrical, biomedical, software and backend capabilities - API (application program interface) and bio-signal analysis. Our ownership and control of biometric data advances smart, connected products that empower our customers to experience quality sleep.

In the fourth quarter of 2015, we replaced our nearly 20-year-old legacy computer systems with a new vertically integrated Enterprise Resource Planning (ERP) system. The new operating platform enables operational efficiencies, improves customer convenience and supports the growth of our business.

Proprietary Sleep Innovations

The Sleep Number 360® Smart Bed
In January 2017 at CES (the world’s preeminent technology showcase and innovation catalyst), Sleep Number introduced the Sleep Number 360 smart bed line, the most significant innovation in our 30-year history. The Sleep Number 360 smart bed won 13 awards at CES, including being named the Best of Innovation Honoree in the Home Appliances category. Powered by SleepIQ technology, the Sleep Number 360 smart beds intuitively sense and automatically adjust comfort to keep both partners sleeping soundly all night. The SleepIQ technology platform integrates hardware, software and design to deliver effortless adjustability, sleep tracking and connectivity.

The Sleep Number 360 smart mattresses and FlexFit smart adjustable bases will include these features that deliver improved quality sleep:

•	Self-adjusting comfort throughout the night. As sleep positions change during the night, Responsive Air technology adjusts the bed’s comfort via the two air chambers inside the mattress.

•
Foot-warming feature to fall asleep faster. It’s clinically proven that people fall asleep faster when their feet are warmed. SleepIQ technology knows the sleepers’ bedtime routines and warms the foot of the bed before bedtime with Rapid Sleep Onset technology.

•	Partner Snore adjustment. At the touch of a button, the 360 Smart Bed will elevate your partner’s head, which may relieve mild common snoring.

As of December 30, 2017, we have deployed three smart bed models: the p6, i7 and i10 Sleep Number 360 smart beds. The remainder of the 360 smart bed line will also be deployed in phases and we expect to have the core line transitioned by mid-year 2018.

Sleep Number® Bed Offerings

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

•	The Classic Series offers Sleep Number adjustability starting at $899 for a queen mattress. The series includes the Sleep Number c2 and c4 beds.

•
The Performance Series includes our most popular mattresses with a perfect balance of softness and pressure-relieving support. The series includes the Sleep Number p5 bed and Sleep Number 360 p6 smart bed.

•	The Innovation Series is the ultimate in individualized comfort and temperature-balancing innovation, including the Sleep Number i8 bed, the Sleep Number 360 i7 smart bed and the 360 i10 smart bed.

Our commitment to quality, value, and service has been recognized by customers through J.D. Power. The J.D. Power's survey measures customer satisfaction with mattress purchases based on seven factors: comfort, price, support, durability, warranty, features and customer service.  Sleep Number was ranked highest in customer satisfaction with mattresses in 2016 and 2017, and second highest in 2018.

SleepIQ® Technology

SleepIQ technology is a touchless, biometric sensor technology that tracks sleep during the night. Launched by Sleep Number in 2014, SleepIQ technology tracks the user's sleep by gathering hundreds of biometric readings per second continuously (heart rate, motion and breathing). The accuracy of SleepIQ technology heart rate, breath rate and movement measurements has been validated through in-home trials and sleep center studies. Based on this data, a proprietary algorithm delivers a personal SleepIQ score, from 1 to 100, to consumers each morning. SleepIQ also connects with leading health, fitness and sleep environment apps - including Apple® Health, FitBit®, Nest Learning Thermostat™, MapMyRun™ and Nokia Health Mate™ - to show a holistic view of how lifestyle choices may affect sleep.

The Sleep Number bed is the only bed that lets you track and optimize your sleep with SleepIQ technology. It empowers the sleeper to achieve their best possible sleep each night. In addition, SleepIQ can be added to Sleep Number beds purchased after 2008.

FlexFit™ Adjustable Base Technology

We offer a full line of exclusive FlexFit adjustable bases that enable customers to raise the head or foot of the bed, and to experience the comfort of massage. Our Partner Snore technology lets a user gently raise their partner’s head to relieve mild common snoring.

In conjunction with the 360 smart beds, we introduced a new line of FlexFit smart adjustable bases in 2017. This new series integrates with SleepIQ technology to deliver the new features and functionality previously described, and will replace our existing FlexFit base models.

Additional Sleep Number Innovations

Our exclusive Sleep Number bedding collection comprises a full line of sleep products that are designed to solve sleep issues. Sleep Number has a wide assortment of pillows designed to fit each individual's size, shape and sleeping position for more comfortable sleep. Our innovative bedding features make it easier to make your bed: our SmartFit design keeps sheets securely in place and Logic Label takes the guesswork out of making your bed. We also offer a wide assortment of temperature-balancing products including a DualTemp layer. This proprietary sleep innovation features active air technology that allows each person to select his or her ideal temperature at the simple touch of a button and can be used with any mattress brand or adjustable base.

The SleepIQ Kids bed extends Sleep Number's core DualAir adjustability and SleepIQ technology to the children's mattress market via two models, the k1 and the k2. It is the only bed that adjusts with children as they grow.

Exclusive Distribution

With the importance of building a brand relationship directly with consumers, nearly 99% of our net sales are direct to consumers through a cohesive experience across our Sleep Number stores, online at SleepNumber.com or via phone.

Since 2012, we have rebuilt our store portfolio and expanded our national footprint. This strategy has included repositioning a large percentage of our mall stores to stronger off-mall locations, improving the size and positioning within malls and adding stores in both existing and new trade areas. We are well positioned with a healthy retail store portfolio that is highly productive. As of year-end 2017, approximately 49% of our stores are less than five years old.

We target high-quality, convenient and visible store locations based on several factors, including each market’s overall sales potential, store geographic location, demographics and proximity to other specialty retail stores. As the exclusive distributor of Sleep Number products, we target one store per 350,000 - 500,000 people. This places our stores within an average radius of 10 miles, or 20-minute drive times, for most of our target customers.

Our award-winning store design and improved real estate locations support our value-added retail experience, which results in high store productivity and profitability. Our stores deliver nearly $1,000 of annual net sales per square foot and we average approximately $667,000 in annual net sales per full-time retail employee. Since 2012, we have increased our average store size by more than 58% to 2,647 square feet.

As of December 30, 2017, we had 556 retail stores in all 50 U.S. states, including new stores opened in Alaska and Hawaii, 57% of which were in non-mall locations. We have targeted up to 650 stores by 2019.

Working in conjunction with our retail stores, we have a cohesive online experience that helps customers easily engage in relevant content, research our products and solutions, transact online and find post-sales support. Our experience expands our digital brand connecting with consumers to drive deeper awareness, consideration and engagement.

We have adopted an agile development approach to our online initiatives. This means we deploy rapid experimentation and iterations of our digital experiences. Results include faster time-to-market of online improvements to drive store traffic and online conversion. Sleep Number products are available exclusively at SleepNumber.com or Sleep Number stores.

Our retail business accounted for 92% of our net sales in 2017. Average annual net sales per comparable store were $2.4 million in 2017. In 2017, 98% of our stores open for a full year generated net sales over $1 million and 61% of our stores open for a full year generated net sales over $2 million. We now have more than 20% of our store base delivering greater than $3 million in annual net sales. In 2017, our online and phone sales accounted for 7% of our net sales and wholesale accounted for 1% of our net sales.

Marketing

We use a broad set of marketing and advertising instruments to extend brand reach, deepen brand engagement, and motivate and educate customers for traffic to our brand. Our actions result in acquiring new customers and driving referral and repeat business. Our marketing efforts target a broad customer demographic: 30-54 years old with greater than $75,000 household income for our core line of products. Our customers care about their own and their family's sleep quality and know that it leads to better overall health and well-being.

Marketing drives growth in our business by building brand relevance, reputation, consumer awareness, consideration and ongoing engagement with our benefit-driven sleep innovations, which results in increased quality traffic to our website and stores. Our advertising communications utilize a mix of national and local marketing to target existing customers for referral and repeat purchases and to attract new customers. Television is our most efficient media, followed by digital and social media. We continue to build our in-house digital capabilities, content marketing, user experience and data-driven tools to make deeper connections with our customers, increase brand demand and improve media efficiency. In 2017, media expense represented 13.4% of net sales.

In early 2018, we entered into a multi-year partnership as the official sleep and wellness partner of the NFL aimed at amplifying our brand, our analytics and loyal customer-base. We will help players compete more effectively by measuring, understanding and maximizing the benefits of a great night's sleep. Sleep Number will work with players, teams and trainers as they integrate sleep insights into their overall performance regimens.

Operations

Manufacturing and Distribution

We have two manufacturing plants located in Irmo, South Carolina and Salt Lake City, Utah. The manufacturing operations in South Carolina and Utah consist of cutting and sewing of the fabric covers for our beds, and final assembly and packaging of mattresses and bases. In addition, our electrical Firmness Control systems are assembled in our Utah plant.

We obtain all the raw materials and components used to produce our beds from outside sources. A number of components, including our proprietary air chambers, our adjustable foundations, various components for our Firmness Control systems, as well as fabrics and zippers, are sourced from suppliers who currently serve as our sole or primary source of supply for these components. We believe we can obtain these raw materials and components from other sources of supply, although we could experience some short-term disruption in our ability to fulfill orders in the event of an unexpected loss of supply from one of our primary suppliers. We utilize dual sourcing on targeted components when effective.

We have taken, and continue to take, various measures to mitigate the potential impact of an unexpected disruption in supply from any sole-source suppliers, including increasing safety stocks and identifying potential secondary sources of supply. All the suppliers that produce unique or proprietary products for us have in place either contingency or disaster recovery plans or redundant production capabilities in other locations in order to safeguard against any unforeseen disasters. We review these plans and sites on a regular basis to ensure the suppliers' ability to maintain an uninterrupted supply of materials and components.

Historically, we manufactured our bed components in our two plants and completed final bed assembly in customers’ homes. We are pursuing a multi-year evolution to enable delivery of assembled mattresses. In 2017, we opened two assembly distribution centers to assemble beds prior to delivery. We expect to expand this capability to approximately six assembly distribution centers over the next couple of years. We are also advancing our outbound logistics network to reduce product handling, hand-offs, damage and costs while in transit to customers’ homes. We see these initiatives providing a superior and reliable experience for customers with lower costs for the business.

Home Delivery Service

Nearly 85% of our beds sold are installed through our full-service home delivery team or by our third-party service providers in selected markets. The balance of beds are shipped directly to our customers and self-assembled.

Customer Service

We have an in-house customer service team of specialists that provide service and support via phone, email, “live chat” and social media. Direct access to our customers is a unique advantage that also provides insights and identifies emerging trends as we strive to continuously improve our product and service quality and advance our product innovation.

Research and Development

As a consumer-driven innovation company, Sleep Number conducts extensive research to understand consumer needs. This research informs the design and delivery of our sleep innovations and our customer experience. We have a robust product development organization that fuels our innovations. In 2015, we acquired BAM Labs, Inc. (now operating as SleepIQ LABS), a leading provider of biometric sensor and sleep monitoring for data-driven health and wellness. This is significant as consumers are rapidly adopting new digital tools and using their personal data to improve health and wellness. Technology that improves the quality of sleep and overall wellness will continue to be a top priority for Sleep Number. Our research and development expenses were $28 million in 2017, $28 million in 2016 and $16 million in 2015.

Management Information Systems

We use information technology systems to operate, analyze and manage our business, to reduce operating costs and to enhance our customers' experience. Our major systems include an in-store order entry system, a retail portal system, a payment processing system, in-bound and out-bound telecommunications systems for direct marketing, delivery scheduling and customer service, e-commerce systems, a data warehouse system and an enterprise resource planning system. These systems are primarily comprised of packaged applications licensed from various software vendors plus a limited number of internally developed programs. Please refer to the information set forth in Part I, Item 1A., Risk Factors, for a discussion of certain risks that may be encountered in connection with our management information systems.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, mattress construction, foundation systems, sensing systems, as well as other technology. We have numerous U.S. patents, expiring at various dates between February 2019 and November 2035, and numerous U.S. patent applications pending. We also have numerous foreign patents and patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products.

We have a number of trademarks and service marks registered with the U.S. Patent and Trademark Office, including Sleep Number®, SleepIQ®, Sleep Number 360®, SleepIQ Kids®, the Double Arrow logo, Select Comfort®, AirFit®, BAM Labs®, the “B” logo, Comfortaire®, ComfortFit®, Comfort.Individualized.®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, Individualized Sleep Experiences®, It®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Sleep Number Inner Circle®, Tech-e®, Smart Bed For Smart Kids®, Smart Bed Technology®, The Only Bed That Grows With Them®, The Only Bed That Knows You®, Tonight Bedtime. Tomorrow The World®, We Make Beds Smart®, and What’s Your Sleep Number?®. We have several trademarks that are the subject of pending applications, including SleepIQ LABS™, Auto Snore™, HealthIQ™, HeartIQ™, Rapid Sleep Onset™, RespiratoryIQ™, Responsive Air™, Sleep for the Future℠, Sleep Is My Super Power™, Sleep Is Training™, Sleep30™ and WellnessIQ™. Each registered mark is renewable indefinitely as long as the mark remains in use and/or is not deemed to be invalid or canceled. We also have a number of common law trademarks, including ActiveComfort™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, PartnerSnore™, the SleepIQ LABS logo, The Bed Reborn™, The Bed That Moves You™ and our bed model names. Several of our trademarks have been registered, or are the subject of pending applications for registration, in various foreign countries. We also have other intellectual property rights related to our products, processes and technologies, including trade secrets, trade dress and copyrights. We protect and enforce our intellectual property rights, including through litigation as necessary.

Industry and Competition

The U.S. bedding industry is a mature and generally stable industry. According to the International Sleep Products Association (ISPA), the industry has grown by approximately 5% annually over the last 20 years and at an estimated 6% annually, on average, over the past five years. We believe that industry unit growth has been primarily driven by population growth, an increase in the number of homes (including secondary residences) and the increased size of homes. We believe growth in average wholesale prices resulted from a shift to both larger and higher-quality beds, which are typically more expensive. According to ISPA, industry wholesale shipments of mattresses and foundations (excluding adjustable bases) were estimated to be $8.5 billion in 2017 compared to $8.4 billion in 2016. Furniture/Today, a furniture industry trade publication, has ranked Sleep Number as the 5th largest mattress manufacturer and 2nd largest U.S. bedding retailer for 2016, with a 7% market share of industry retail revenue.

The retail bedding industry is fragmented and highly competitive. Our Company-Controlled distribution channel is exclusive, and we compete against regional and local specialty bedding retailers, home furnishing stores, mass merchants, national discount stores and online marketers. Our consumer innovation strategy with exclusive distribution is highly differentiated, and results in retail-leading customer experience.

Manufacturers in the bedding industry compete on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among manufacturers, who produce innerspring, memory foam and hybrid beds, under nationally recognized brand names, including Tempur Sealy, Stearns & Foster, Serta and Simmons. In recent years, numerous (over 100) direct-to-consumer companies and low cost importers have entered the market, offering “bed-in-a-box” products to consumers primarily through the Internet. These companies market directly to consumers, competing primarily on convenience of online shopping and speed of delivery. Their products are generally foam-based and undifferentiated in terms of sleep benefits.

Governmental Regulation and Compliance

As a vertically integrated manufacturer and retailer, we are subject to extensive federal, state and local laws and regulations affecting all aspects of our business.
As a manufacturer, we are committed to product quality and safety, including adherence to all applicable laws and regulations affecting our products. Compliance with federal fire retardant standards developed by the U.S. Consumer Product Safety Commission, including rigorous and costly testing, has increased the cost and complexity of manufacturing our products and may adversely impact the speed and cost of product development efforts. Further, our manufacturing and other business operations and facilities are, or may, become subject to additional federal, state or local laws or regulations relating to supply chain transparency, conflict minerals sourcing and disclosure, end-of-life disposal and recycling requirements and other laws or regulations relating to environmental protection and health and safety requirements. We are not aware of any national or local environmental laws or regulations that may require material capital expenditures or which may materially affect our competitive position or our operational results, financial position or cash flows.
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

Working Capital

We are able to operate with minimal working capital requirements because we sell directly to customers, utilize a primarily hybrid "make-to-stock" production process and operate retail stores that serve mainly as showrooms. We have historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. In February 2018, we amended our revolving credit facility (Credit Agreement) with a syndicate of banks (Lenders). The Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $300 million. The Credit Agreement contains an accordion feature that allows us to increase the amount of the credit facility from $300 million up to $450 million in total availability, subject to Lenders' approval. The Credit Agreement matures in February 2023.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by Synchrony Bank. Approximately 47% of our net sales in 2017 were financed by Synchrony Bank. Our current agreement with Synchrony Bank expires December 31, 2020, subject to earlier termination upon certain events and subject to automatic extensions. We pay Synchrony Bank a fee for extended credit promotional financing offers. Under the terms of our agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures. As the receivables are owned by Synchrony Bank, at no time are the receivables purchased or acquired from us. We are not liable to Synchrony Bank for our customers' credit defaults. In connection with all purchases financed under these arrangements, Synchrony Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Customers that do not qualify for credit under our agreement with Synchrony Bank may apply for credit under a secondary program that we offer through another provider.

Team Members

At December 30, 2017, we employed 4,099 individuals, including 2,105 retail sales and support team members, 412 customer service team members, 1,080 manufacturing and logistics team members, and 502 management and administrative team members. Approximately 72 of our team members were employed on a part-time or temporary basis at December 30, 2017. Except for managerial team members and professional support staff, all of our team members are paid on an hourly basis (plus commissions for sales professionals). Additionally, we provide various broad-participation incentive compensation programs tied to various performance objectives. None of our team members are represented by a labor union or covered by a collective bargaining agreement. We have a highly engaged team working in a values-driven culture, which we believe is important for an innovation company with such an aspirational vision and life-changing mission.

Executive Officers of the Registrant

SHELLY R. IBACH, 58
President and Chief Executive Officer (Joined the Company in April 2007 and was promoted to President and CEO in June 2012)
Shelly R. Ibach, Sleep Number® setting 40, is the President and Chief Executive Officer (CEO) for Sleep Number (NASDAQ: SNBR). From June 2011 to June 2012, Ms. Ibach served as the company’s Executive Vice President and Chief Operating Officer and from October 2008 to June 2011, she served as Executive Vice President, Sales & Merchandising. Ms. Ibach joined the company in April 2007 as Senior Vice President of U.S. sales for company-owned channels. Before joining the company, Ms. Ibach was Senior Vice President and General Merchandise Manager for Macy’s home division. From 1982 to 2005, Ms. Ibach held various leadership and executive positions within Target Corporation.

MELISSA BARRA, 46
Senior Vice President, Chief Strategy and Customer Relationship Officer (Joined the Company in 2013 and was promoted to current role in January 2015)
Melissa Barra, Sleep Number® setting 30, serves as the Senior Vice President, Chief Strategy and Customer Relationship Officer. Ms. Barra was Vice President, Consumer Insights and Strategy from February 2013 to January 2015. Prior to joining Sleep Number in February 2013, Ms. Barra was Vice President, Process Reengineering Officer for Best Buy Co., Inc. from 2011 to 2012. In a dual role, she also served as Vice President, Finance, New Business Customer Solutions Group from 2010 to 2012. From 2005 to 2010, she held leadership positions in Strategic Alliances and Corporate Development for Best Buy. Prior to Best Buy, Ms. Barra held corporate finance and strategy leadership roles in companies in the U.S. and internationally, including Grupo Futuro S.A., Citibank and GE Capital.

ANNIE L. BLOOMQUIST, 48
Senior Vice President and Chief Product Officer (Joined the Company in 2008 and was promoted to current role in June 2012)
Annie L. Bloomquist, Sleep Number® setting 25, serves as the Senior Vice President and Chief Product Officer and leads all product innovation, research and development for software and hardware, product brand management, clinical sleep research and merchandising. Ms. Bloomquist was the Chief Product and Merchandising Officer from June 2011 to June 2012. Ms. Bloomquist joined Sleep Number in May 2008 as Vice President and General Merchandise Manager. Prior to joining Sleep Number, Ms. Bloomquist held leadership positions in product and merchandising at Macy’s and Marshall Field’s Department Stores for Target Corporation.

KEVIN K. BROWN, 49
Senior Vice President and Chief Marketing Officer (Joined the Company in 2013)
Kevin K. Brown, Sleep Number® setting 40, serves as the Senior Vice President and Chief Marketing Officer for Sleep Number. Prior to joining Sleep Number in January 2014, Mr. Brown served as Group Vice President, Chief Marketing Officer for Meijer, Inc., a regional chain of retail supercenters, from 2011 to 2013. From 2007 to 2011, Mr. Brown held executive marketing leadership roles at Sears Holdings Corporation, including Vice President, Chief Marketing Officer for the home appliances business unit. Previously, Mr. Brown held the position of Senior Vice President, Marketing for Jo-Ann Stores, Inc., from 2004 to 2006. Prior to Jo-Ann Stores, he was an associate partner for Accenture.

DAVID R. CALLEN, 51
Senior Vice President and Chief Financial Officer (Joined the Company in 2014)
David R. Callen, Sleep Number® setting 30, serves as the Senior Vice President and Chief Financial Officer for Sleep Number. Prior to joining Sleep Number in April 2014, Mr. Callen served as the Principal Financial Officer, Vice President, Finance and Treasurer for Ethan Allen Interiors, Inc., from 2007 to 2014. Previously, Mr. Callen served for more than 15 years in increasingly responsible international financial management positions, emphasizing brand support and manufacturing across industries including automotive, dental, outdoor recreational products, high tech and public accounting.

ANDY P. CARLIN, 54
Executive Vice President, Chief Sales and Services Officer (Joined the Company in 2008 and was promoted to current role in April 2016)
Andy P. Carlin, Sleep Number® setting 55, serves as the Executive Vice President and Chief Sales and Service Officer for Sleep Number and leads all sales channels, real estate and home delivery operations. From June 2012 to April 2016, Mr. Carlin was Senior Vice President and Chief Sales Officer; from May 2011 to June 2012, Mr. Carlin was the Vice President and Chief Sales Officer; and from January 2009 to May 2011 he was the Vice President of U.S. Retail Sales. Mr. Carlin joined Sleep Number in January 2008 as Regional Vice President, East Region. Prior to joining Sleep Number, Mr. Carlin spent more than 20 years in sales leadership roles for companies including Senior Vice President of Store Operations at Gander Mountain from 2003 to 2008, Kohl’s Department Stores from 1995 to 2003 and the department store division of Target Corporation from 1986 to 1995.

PATRICIA A. DIRKS, 61
Senior Vice President and Chief Human Resources Officer (Joined the Company in 2014)
Patricia A. Dirks (Tricia), Sleep Number® setting 30, serves as the Senior Vice President and Chief Human Resources Officer for Sleep Number and leads all human resources functions. Prior to joining Sleep Number in April 2014, Ms. Dirks served as Senior Vice President Organizational Effectiveness for Target Corporation. From 2004 to 2009, Ms. Dirks was Vice President Headquarters Human Resources for Target Corporation. Prior to 2004, Ms. Dirks was Senior Vice President Human Resources at Marshall Field's of Target Corporation.

MARK A. KIMBALL, 59
Senior Vice President and Chief Legal and Risk Officer and Secretary (Joined the Company in 1999)
Mark A. Kimball, Sleep Number® setting 55, serves as Sleep Number's Senior Vice President, Chief Legal and Risk Officer and Secretary. From August 2003 to June 2011, Mr. Kimball held the position of Senior Vice President, General Counsel, Chief Administrative Officer and Secretary. From July 2000 to August 2003, Mr. Kimball served as Senior Vice President, Human Resources and Legal, General Counsel, Chief Administrative Officer and Secretary. From May 1999 to July 2000, Mr. Kimball served as the company’s Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. For more than five years prior to joining Sleep Number, Mr. Kimball was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP practicing in the area of corporate finance.

SURESH KRISHNA, 49
Senior Vice President and Chief Operations, Supply Chain and Lean Officer (Joined the Company in 2016)
Suresh Krishna, Sleep Number® setting 40, serves as the Senior Vice President and Chief Operations, Supply Chain and Lean Officer of Sleep Number. Prior to joining Sleep Number, Mr. Krishna joined Polaris in 2010 as Vice President of Global Operations and Integration, leading a 6,500+ person operations organization and driving a culture change to embrace lean across the entire enterprise. In July 2014, he was promoted to Vice President and Business Unit Head of Europe Middle East & Africa (EMEA) for Polaris, where he was responsible for a full P&L with factories, R&D centers, subsidiaries, distributors and dealer networks across more than 60 countries. From 2007 to 2010, he served as Vice President Global Operations, Supply Chain and IT at a division of UTC Fire & Security. Krishna also served in a variety of roles for Diageo, including Vice President of Supply Chain, North America; as a Program Director for an ERP implementation; and as a Director of Strategic Planning and Finance. Earlier in his career he was an associate at Booz Allen & Hamilton.

J. HUNTER SAKLAD, 48
Senior Vice President, Chief Information Officer (Joined the Company in 2004 and was promoted to current role in December 2012)
Hunter Saklad, Sleep Number® setting 50, is the Senior Vice President and Chief Information Officer at Sleep Number. From June 2011 to December 2012, Mr. Saklad served as the Vice President, Consumer Insight and Strategy at Sleep Number. From March 2006 to June 2011 he was Vice President of Finance and held a variety of positions across Finance serving business partners in marketing, sales, supply chain, FP&A, investor relations and treasury. Mr. Saklad joined Sleep Number in October 2004 as Sr. Director of Finance. Prior to joining Sleep Number, Mr. Saklad held finance leadership roles at Ford Motor Company and Visteon.

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

Our corporate Internet website is www.SleepNumber.com. Through a link to a third-party content provider, our corporate website provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. These documents are posted on our website at www.SleepNumber.com — select the “Investors” link, the "Financials & Filings" link, and then the “SEC Filings” link. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

We also make available, free of charge on our website, the charters of the Audit Committee, Management Development and Compensation Committee, and Corporate Governance and Nominating Committee as well as our Code of Business Conduct (including any amendment to, or waiver from, a provision of our Code of Business Conduct) adopted by our Board. These documents are posted on our website — select the “Investors” link, the “Governance” link and then the "Documents & Charters" link.

Copies of any of the above referenced information will also be made available, free of charge, upon written request to:

Sleep Number Corporation
Investor Relations Department
1001 Third Avenue South
Minneapolis, MN 55404

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

Consumers are increasingly using digital tools as a part of their shopping experience. As a result, our future growth and profitability will depend in part on (i) the effectiveness and efficiency of our on-line experience, including without limitation advertising and search optimization programs, in generating consumer awareness and sales of our products, (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites, (iii) our ability to prevent Internet publication of false or misleading information regarding our products or our competitors’ products; (iv) the nature and tone of consumer sentiment published on various social media sites; and (v) the stability of our website. In recent periods, competitor spending on Internet-based marketing programs has increased, including without limitation from a number of direct-to-consumer, Internet-based retailers, which has and may continue to increase the cost of basic search terms and the cost of our Internet-based marketing programs.

If our marketing messages are ineffective or our advertising expenditures and other marketing programs, including digital programs, are inefficient in creating awareness and consideration of our products and brand name, and in driving consumer traffic to our website or stores, our sales, profitability, cash flows and financial condition may be adversely impacted. In addition, if we are not effective in preventing the publication of confusing, false or misleading information regarding our brand or our products, or if there is significant negative consumer sentiment on social media regarding our brand or our products, our sales, profitability, cash flows and financial condition may be adversely impacted.

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

Many of our stores are mall-based. We depend on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for our mall-based retail stores. Any decrease in mall traffic could adversely affect our sales, profitability, cash flows and financial condition.

Our Company-Controlled distribution strategy results in relatively few points of distribution, including 556 retail stores in 50 U.S. states as of the end of 2017. Several of the mattress manufacturers and retailers with which we compete have significantly more points of distribution than we do, which makes us highly dependent on our ability to drive consumers to our points of distribution to gain market share.

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

Our products are highly differentiated from traditional innerspring mattresses and from viscoelastic and other foam mattresses, which have little or no technology and do not rely on electronics and air control systems. As a result, our beds may be susceptible to failures that do not exist with traditional or foam mattresses. Failure to achieve and maintain acceptable quality standards could impact consumer acceptance of our products or could result in negative media and Internet reports or owner dissatisfaction that could negatively impact our brand image and sales levels.

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

In 2017, we began to introduce a new line of mattresses to replace our prior line of mattresses, and this new product introduction will continue in 2018 as we plan to convert the remainder of our product line. This new product launch requires significant transition costs in our supply chain and retail stores. If we are not able to gain widespread consumer acceptance of this new product line, or if we do not successfully execute the new product introduction effectively and efficiently, our sales, profitability, cash flows and financial condition may be adversely affected.

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

The mattress industry is characterized by a high degree of concentration among the largest manufacturers of innerspring mattresses and foam mattresses and one dominant national mattress retailer. Many newer competitors in the mattress industry have begun to offer “bed-in-a-box” or similar products directly to consumers through the Internet and other distribution channels.

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

We could be vulnerable to shortages in supply of components necessary to manufacture our products due to our manufacturing processes with minimal levels of inventory or due to global shortages of supply of electronic componentry, which may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability.

A significant percentage of our products are assembled after we receive orders from customers utilizing manufacturing processes with minimal levels of raw materials, work-in-process inventories and finished goods inventories. Lead times for ordered components may vary significantly, and some components used to manufacture our products are provided on a sole source basis. In addition, with the increasing prevalence of and consumer demand for electronic products, the global supply of electronic componentry is increasingly strained, which may lead to shortages in supply and increased prices. Any unexpected shortage of materials caused by any disruption or unavailability of supply or an unexpected increase in the demand for our products, could lead to delays in shipping our beds to customers and increased costs. Any such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

We rely upon several key suppliers that are, in some instances, the only source of supply currently used by us for particular materials, components or services. A disruption in the supply or substantial increase in cost of any of these products or services could harm our sales, profitability, cash flows and financial condition.

We currently obtain all of the materials and components used to produce our beds from outside sources including some who are located outside the United States. In several cases, including our proprietary air chambers, our proprietary blow-molded foundations, our adjustable foundations, various components for our Firmness Control systems, certain foam formulations, as well as fabrics and zippers, we have chosen to obtain these materials and components from suppliers who serve as the only source of supply, or who supply the vast majority of our needs of the particular material or component. While we believe that these materials and components, or suitable replacements, could be obtained from other sources, in the event of a disruption or loss of supply of relevant materials or components for any reason, we may not be able to find alternative sources of supply, or if found, may not be found on comparable terms. If our relationship with the primary supplier of our air chambers or the supplier of our adjustable foundations is terminated, we could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components.

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

Our business is subject to significant increases or volatility in the prices of certain commodities, including but not limited to electronic componentry, fuel, oil, natural gas, rubber, cotton, plastic resin, steel and chemical ingredients used to produce foam. Increases in prices of these commodities or other inflationary pressures may result in significant cost increases for our raw materials and product components, as well as increases in the cost of delivering our products to our customers. To the extent we are unable to offset any such increased costs through value engineering and similar initiatives, or through price increases, our profitability, cash flows and financial condition may be adversely impacted. If we choose to increase prices to offset the increased costs, our sales volumes could be adversely impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Retail Locations

We currently lease all of our existing retail store locations and expect that our policy of leasing stores, rather than owning stores, will continue. We lease our retail stores under operating leases which, in addition to the minimum lease payments, may require payment of a proportionate share of the real estate taxes and certain building operating expenses. Our retail store leases generally provide for an initial lease term of five to 10 years. In addition, our mall-based retail store leases may require payment of contingent rent based on net sales in excess of certain thresholds. Certain retail store leases may contain options to extend the term of the original lease.

The following table summarizes the geographic locations of our 556 retail stores as of December 30, 2017:

	Retail Stores		Retail Stores		Retail Stores
Alabama	8	Louisiana	8	Ohio	19
Alaska	1	Maine	2	Oklahoma	4
Arizona	10	Maryland	13	Oregon	6
Arkansas	4	Massachusetts	11	Pennsylvania	20
California	67	Michigan	18	Rhode Island	1
Colorado	14	Minnesota	15	South Carolina	8
Connecticut	6	Mississippi	5	South Dakota	2
Delaware	2	Missouri	13	Tennessee	11
Florida	39	Montana	4	Texas	51
Georgia	20	Nebraska	3	Utah	6
Hawaii	1	Nevada	5	Vermont	1
Idaho	3	New Hampshire	4	Virginia	17
Illinois	21	New Jersey	14	Washington	13
Indiana	10	New Mexico	3	West Virginia	2
Iowa	8	New York	17	Wisconsin	11
Kansas	7	North Carolina	15	Wyoming	1
Kentucky	8	North Dakota	4	Total	556

Manufacturing, Distribution and Headquarters

We lease our 238,000 square-foot corporate headquarters in Minneapolis, Minnesota. The lease term commenced in November 2017 and runs through October 2032. The lease includes three five-year renewal options.

We lease two manufacturing and distribution centers in Irmo, South Carolina and Salt Lake City, Utah of approximately 151,000 square feet and approximately 101,000 square feet, respectively. The Irmo facility lease runs through June 2026, with two five-year renewal options. The Salt Lake City facility lease runs through July 2020, with two five-year renewal options. We also lease one storage facility in Salt Lake City of approximately 57,000 square feet through April 2020, and a second storage facility in Salt Lake City of approximately 80,000 square feet through November 2019.

We lease a bedding collection and fulfillment center in Brooklyn Park, Minnesota consisting of approximately 60,000 square feet. This lease runs through July 2020, with two three-year renewal options.

We lease a call center in Jefferson, Louisiana consisting of approximately 28,000 square feet. This lease runs through August 2022, with two three-year renewal options.

We lease one facility for our SleepIQ LABS operations in San Jose, California of approximately 13,000 square feet which runs through August 2018 and contains one three-year renewal option.

We lease approximately 900 square feet of office space in Portland, Oregon, which runs through September 2019.

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Sleep Number alleging that Sleep Number violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Sleep Number beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Sleep Number removed the case to the United States District Court for the District of New Jersey, which subsequently granted Sleep Number’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which has certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court has accepted the certified questions and oral arguments were heard in November 2017. As the United States District Court for the District of New Jersey determined, we believe that the case is without merit and the order of dismissal should be affirmed.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SNBR.” As of January 26, 2018, there were approximately 220 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices per share of our common stock, at closing, as reported by NASDAQ for the two most recent fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2017
High	$24.79	$35.60	$34.97	$38.00
Low	19.53	24.49	28.49	29.84

Fiscal 2016
High	$21.24	$24.68	$27.68	$24.33
Low	15.58	19.17	21.31	18.55

We are not restricted from paying cash dividends under our credit agreement so long as we are not in default under the credit agreement and so long as the payment of such dividends would not create an event of default. However, we have not historically paid, and have no current plans to pay, cash dividends on our common stock.

Information concerning share repurchases completed during the fourth quarter of fiscal 2017 is set forth below:

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2017 through October 28, 2017	241,934	$32.21	240,530	$492,252,000
October 29, 2017 through November 25, 2017	349,171	32.18	348,429	481,041,000
November 26, 2017 through December 30, 2017	432,649	37.12	432,173	465,000,000
Total	1,023,754	$34.27	1,021,132	$465,000,000
___________________

(1)
Under our Board-approved $500 million share repurchase program, we repurchased 1,021,132 shares of our common stock at a cost of $35 million (based on trade dates) during the three months ended December 30, 2017.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 2,622 shares of our common stock at a cost of $87,000 during the three months ended December 30, 2017.

(3)
There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (S&P) 400 Specialty Stores Index and The NASDAQ Stock Market (U.S.) Index assuming a $100 investment made on December 29, 2012. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SLEEP NUMBER CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX

	12/29/2012	12/28/2013	1/3/2015	1/2/2016	12/31/2016	12/30/2017
Sleep Number Corporation	$100	$87	$110	$87	$92	$153
S&P 400 Specialty Stores Index	100	150	186	137	161	124
The NASDAQ Stock Market (U.S.) Index	100	142	164	175	191	248

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

	Year
	2017	2016	2015	2014(1)	2013
Consolidated Statements of Operations Data:
Net sales	$1,444,497	$1,311,291	$1,213,699	$1,156,757	$960,171
Gross profit	897,347	810,160	740,751	706,850	601,755
Operating expenses:
Sales and marketing	650,357	595,845	550,475	512,007	439,156
General and administrative	127,269	109,674	99,209	84,864	62,433
Research and development	27,806	27,991	15,971	8,233	9,478
Operating income	91,915	76,650	75,096	101,746	90,688
Net income	$65,077	$51,417	$50,519	$67,974	$60,081
Net income per share:
Basic	$1.58	$1.11	$0.99	$1.27	$1.10
Diluted	$1.55	$1.10	$0.97	$1.25	$1.08
Shares used in calculation of net income per share:
Basic	41,212	46,154	51,252	53,452	54,866
Diluted	42,085	46,902	52,101	54,193	55,803

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities	$3,651	$11,609	$36,114	$166,045	$145,014
Total assets	471,834	457,166	500,897	474,187	381,765
Total shareholders’ equity	89,156	160,320	222,339	256,907	225,220

Selected Operating Data:
Stores open at period-end	556	540	488	463	440
Stores opened during period	36	72	38	57	71
Stores closed during period	20	20	13	34	41
Average revenue per store (000’s)(2)	$2,420	$2,364	$2,377	$2,327	$2,093
Percentage of stores with more than $1.0 million in net sales(2)	98%	98%	99%	98%	96%
Percentage of stores with more than $2.0 million in net sales(2)	61%	61%	62%	59%	46%
Average revenue per mattress unit - Company-Controlled channel(3)	$4,283	$4,046	$4,028	$3,671	$3,245
Company-Controlled comparable-sales increase (decrease)(4)	4%	1%	3%	12%	(4)%
Total retail square footage (at period-end) (000's)	1,489	1,399	1,214	1,106	949
Average square footage per store open during period(2)	2,647	2,538	2,445	2,302	1,985
Net sales per square foot(2)	$920	$937	$980	$1,025	$1,077
Average store age (in months at period-end)	97	93	99	97	102
Earnings before interest, depreciation and amortization (Adjusted EBITDA)(5)	$169,097	$145,689	$133,057	$148,223	$125,020
Free cash flows(5)	$112,778	$93,793	$22,356	$67,874	$11,294
Return on invested capital (ROIC)(5)	14.3%	12.2%	11.2%	15.1%	15.1%
___________________

(1)	Fiscal year 2014 had 53 weeks. All other fiscal years presented had 52 weeks.

(2)	For stores open during the entire period indicated.

(3)	Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

(4)
Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. The number of comparable stores used to calculate such data was 512, 459, 442, 396 and 359 for 2017, 2016, 2015, 2014 and 2013, respectively. Fiscal 2014 included 53 weeks, as compared to 52 weeks for the other periods presented. Comparable sales have been adjusted and reported as if all years had the same number of weeks.

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

	Year
	2017	2016	2015	2014	2013
Net income	$65,077	$51,417	$50,519	$67,974	$60,081
Income tax expense	25,961	24,516	24,911	34,134	30,930
Interest expense	975	811	160	53	51
Depreciation and amortization	61,077	56,910	46,916	38,767	29,599
Stock-based compensation	15,763	11,961	10,290	6,798	4,232
Asset impairments	244	74	261	497	127
Adjusted EBITDA	$169,097	$145,689	$133,057	$148,223	$125,020

Free Cash Flow
(in thousands)

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

	Year
	2017	2016	2015	2014	2013
Net cash provided by operating activities	$172,607	$151,645	$107,942	$144,468	$88,105
Less: Purchases of property and equipment	(59,829)	(57,852)	(85,586)	(76,594)	(76,811)
Free cash flow	$112,778	$93,793	$22,356	$67,874	$11,294

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

	Year
	2017	2016	2015	2014	2013
Net operating profit after taxes (NOPAT)
Operating income	$91,915	$76,650	$75,096	$101,746	$90,688
Add: Rent expense(1)	74,019	67,416	62,369	57,605	50,289
Add: Interest income	97	94	494	415	375
Less: Depreciation on capitalized operating leases(2)	(18,865)	(17,185)	(16,203)	(14,265)	(13,095)
Less: Income taxes(3)	(48,970)	(41,933)	(40,384)	(48,900)	(43,827)
NOPAT	$98,196	$85,042	$81,372	$96,601	$84,430

Average invested capital
Total equity	$89,156	$160,320	$222,339	$256,907	$225,220
Less: Cash greater than target(4)	—	—	—	(37,319)	(29,622)
Add: Long-term debt(5)	—	—	—	—	2
Add: Capitalized operating lease obligations(6)	592,152	539,328	498,952	460,840	402,312
Total invested capital at end of period	$681,308	$699,648	$721,291	$680,428	$597,912
Average invested capital(7)	$686,436	$699,576	$726,756	$639,118	$560,133
Return on invested capital (ROIC)(8)	14.3%	12.2%	11.2%	15.1%	15.1%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 33.3%, 33.0%, 33.2%, 33.6% and 34.2% for 2017, 2016, 2015, 2014 and 2013, respectively.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;

•	The effectiveness of our marketing messages;

•	The efficiency of our advertising and promotional efforts;

•	Our ability to execute our Company-Controlled distribution strategy;

•	Our ability to achieve and maintain acceptable levels of product and service quality, and acceptable product return and warranty claims rates;

•	Our ability to continue to improve and expand our product line, and consumer acceptance of our products, product quality, innovation and brand image;

•	Industry competition, the emergence of additional competitive products and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;

•	The potential for claims that our products, processes or trademarks infringe the intellectual property rights of others;

•	Availability of attractive and cost-effective consumer credit options;

•	Our manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities, including the potential for shortages in supply;

•	Risks of disruption in the operation of either of our two main manufacturing facilities;

•	Increasing government regulation;

•	Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;

•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving risks and regulatory standards applicable to data privacy and security;

•	The costs and potential disruptions to our business related to upgrading our management information systems;

•	The vulnerability of our management information systems to attacks by hackers or other cyber threats that could compromise the security of our systems or disrupt our business;

•	Our ability to attract, retain and motivate qualified management, executive and other key employees, including qualified retail sales professionals and managers.

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

Overview

Business Overview

Our mission is to improve lives by individualizing sleep experiences. Our vision is to become one of the world's most beloved brands by delivering an unparalleled sleep experience. We plan to achieve this by strengthening our three significant competitive advantages: proprietary sleep innovations, lifelong customer relationships and exclusive retail distribution.

We have a vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number beds. We offer consumers high-quality, individualized sleep solutions and services, including a complete line of Sleep Number beds, bases and bedding accessories. We are the pioneer in biometric sleep tracking and adjustability. Only the Sleep Number bed offers SleepIQ technology - a proprietary sensor technology that tracks each individual’s sleep and works directly with the bed’s DualAir system to automatically adjust the comfort level of each sleeper. Through daily digital interactions that build lifelong relationships, SleepIQ technology also communicates how you slept and provides insights on what adjustments you can make to optimize your sleep and improve your daily life. Sleep Number also offers FlextFit adjustable bases, and Sleep Number pillows, sheets and other bedding products. As a national specialty mattress retailer, we offer consumers a cohesive experience across our Sleep Number stores, online at SleepNumber.com or via phone at (800)753-3768.

We are committed to delivering superior shareholder value through three primary drivers of earnings per share growth: increasing consumer demand, leveraging our business model and deploying capital efficiently. We are the sleep innovation leader and drive growth through effective brand marketing and a differentiated retail experience.

We generate revenue by marketing our innovations to new and existing customers, and selling products through two distribution channels. Our Company-Controlled channel, which includes Retail, Online and Phone, sells directly to consumers. Our Wholesale/Other channel sells to and through selected retail and wholesale customers in the United States.

We are also the only vertically integrated bed manufacturer/retailer in the U.S. We have two manufacturing plants that distribute Sleep Number products. We also offer mattress home delivery and installation, and maintain an in-house customer service department. This integration enables operational synergies and efficiencies, and a strong working capital position. Vertical integration allows us to build a long-term loyal customer relationship as we service the consumer through the full purchase and ownership cycle. This relationship with our customer creates a productive cycle of repeat and referral business.

Results of Operations

Fiscal 2017 Summary

Financial highlights for fiscal 2017 were as follows:

•
Net sales for 2017 increased 10% to $1.44 billion, compared with $1.31 billion in the prior year. Company-Controlled comparable sales increased 4% and sales from 16 net new stores opened in the past 12 months added 7 percentage points (ppt.) of growth in 2017.

•
In May 2017, we began selling our Sleep Number 360™ i7 and i10 smart beds. The Sleep Number 360 smart bed won 13 awards at CES, including being named the Best of Innovation Honoree in the Home Appliance category. We launched our third smart bed model (the p6) in December 2017, and remain on track to complete the phased implementation of our 360 smart bed line by mid-year 2018.

•	On a trailing twelve-month basis, sales per store (for stores open at least one year) of $2.4 million increased 2% from the comparable period one-year ago.

•
Operating income for 2017 increased 20% to $92 million, or 6.4% of net sales, compared with $77 million, or 5.8% of net sales, for the same period one-year ago. The increase in operating income was attributable to: (i) the 10% increase in net sales; (ii) a 0.3 ppt. improvement in our gross profit rate; and (iii) the operating expense leverage resulting from a 10% increase in net sales, partially offset by transition costs associated with the launch of our Sleep Number 360 smart beds and evolution of our supply chain.

•	Net income in 2017 increased 27% to $65 million, or $1.55 per diluted share, compared with net income of $51 million, or $1.10 per diluted share in 2016.

•	We achieved a return on invested capital (ROIC) of 14.3% in 2017, well above our weighted average cost of capital.

•
Cash provided by operating activities increased by 14% in 2017 to $173 million, compared with $152 million for the prior year. Purchases of property and equipment for 2017 increased to $60 million, compared with $58 million in 2016.

•
At December 30, 2017, cash and cash equivalents totaled $4 million compared with $12 million at December 31, 2016. We ended 2017 with $25 million of borrowings under our $153 million revolving credit facility, as planned. We utilize our credit facility for general corporate purposes and to meet our seasonal working capital requirements. In February 2018, we amended our revolving credit facility to increase our net aggregate availability to $300 million.

•
Effective as of October 1, 2017, our Board approved an increase in our total remaining share repurchase authorization to $500 million. In 2017, we repurchased 5.4 million shares of our common stock at a cost of $150 million ($28.00 per share). As of December 30, 2017, the remaining authorization under our Board-approved share repurchase program was $465 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2017		2016		2015
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,444.5	100.0%	$1,311.3	100.0%	$1,213.7	100.0%
Cost of sales	547.2	37.9	501.1	38.2	472.9	39.0
Gross profit	897.3	62.1	810.2	61.8	740.8	61.0

Operating expenses:
Sales and marketing	650.4	45.0	595.8	45.4	550.5	45.4
General and administrative	127.3	8.8	109.7	8.4	99.2	8.2
Research and development	27.8	1.9	28.0	2.1	16.0	1.3
Total operating expenses	805.4	55.8	733.5	55.9	665.7	54.8
Operating income	91.9	6.4	76.7	5.8	75.1	6.2
Other (expense) income, net	(0.9)	(0.1)	(0.7)	(0.1)	0.3	0.0
Income before income taxes	91.0	6.3	75.9	5.8	75.4	6.2
Income tax expense	26.0	1.8	24.5	1.9	24.9	2.1
Net income	$65.1	4.5%	$51.4	3.9%	$50.5	4.2%

Net income per share:
Basic	$1.58		$1.11		$0.99
Diluted	$1.55		$1.10		$0.97

Weighted-average number of common shares:
Basic	41.2		46.2		51.3
Diluted	42.1		46.9		52.1

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	2017	2016	2015
Company-Controlled channel	98.7%	97.7%	97.6%
Wholesale/Other channel	1.3%	2.3%	2.4%
Total	100.0%	100.0%	100.0%

The components of total net sales growth, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2017	2016	2015
Retail comparable-store sales(1)	3%	0%	3%
Online and phone(1)	16%	25%	(4%)
Company-Controlled comparable sales change(1)	4%	1%	3%
Net opened/closed stores	7%	7%	2%
Total Company-Controlled channel	11%	8%	5%
Wholesale/Other channel	(38%)	5%	(9%)
Total net sales change	10%	8%	5%
___________________
(1) Stores are included in the comparable-store calculation in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	2017	2016	2015
Average sales per store(1) ($ in thousands)	$2,420	$2,364	$2,377
Average sales per square foot(1)	$920	$937	$980
Stores > $1 million in net sales(1)	98%	98%	99%
Stores > $2 million in net sales(1)	61%	61%	62%
Average revenue per mattress unit – Company-Controlled channel(2)	$4,283	$4,046	$4,028
___________________
(1) Trailing twelve months for stores included in our comparable-store sales calculation.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating during the last three years was as follows:

	2017	2016	2015
Beginning of period	540	488	463
Opened	36	72	38
Closed	(20)	(20)	(13)
End of period	556	540	488

Comparison of 2017 and 2016

Net sales

Net sales in 2017 increased 10% to $1.44 billion, compared with $1.31 billion for the same period one year ago. The sales increase was driven by a 4% comparable sales increase in our Company-Controlled channel and 7 percentage points (ppt.) of growth from sales generated by 16 net new retail stores opened in the past 12 months, partially offset by a decrease in Wholesale/Other channel sales.

The $133 million net sales increase compared with the same period one year ago was primarily comprised of: (i) a $91 million increase resulting from net store openings; and (ii) a $54 million sales increase from Company-Controlled comparable sales; partially offset by (iii) a $12 million decrease in Wholesale/Other channel sales. Company-Controlled mattress units increased 5% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 6%.

Gross profit

Gross profit of $897 million increased by $87 million, or 11%, compared with $810 million for the same period one year ago. The gross profit rate increased to 62.1% of net sales for 2017, compared with 61.8% for the prior-year period. The prior-year gross profit rate was negatively impacted by actions taken to manage operating issues associated with our ERP implementation during the first six months of 2016. The current-year gross profit rate improvement of 0.3 ppt. benefited from manufacturing and supply chain efficiencies, including lean initiatives, and lower sales return and exchange costs compared with the same period one year ago. In addition, our gross profit rate can fluctuate from year to year due to a variety of other factors, including warranty expenses, product mix changes and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses in 2017 increased 9% to $650 million, compared with $596 million last year. The sales and marketing expense rate decreased to 45.0% of net sales compared with 45.4% for the same period one year ago due to: (i) leveraging our media spending, which increased by 2% compared with the prior year, while net sales increased by 10%; partially offset by (ii) an increase in customer financing expenses, as a larger percentage of our customers took advantage of promotional financing offers; and (iii) an increase in selling compensation expense, including higher performance-based incentive compensation resulting from the strong 2017 net sales growth and financial performance.

General and administrative expenses

General and administrative (G&A) expenses increased $18 million to $127 million in 2017, compared with $110 million in the prior year and increased to 8.8% of net sales, compared with 8.4% of net sales one year ago. The $18 million increase in G&A expenses consisted of the following major components: (i) a $12.2 million increase in employee compensation, including a year-over-year increase in company-wide performance-based incentive compensation, enhanced digital marketing capabilities, and salary and wage rate increases that were in line with inflation; (ii) $2.6 million of additional depreciation and amortization expense, including incremental depreciation expense from capital expenditures that support the growth of our business; and (iii) a $2.8 million increase in miscellaneous other expenses. The G&A expense rate increased by 0.4 ppt. in 2017 compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 10% net sales increase.

Research and development expenses

Research and development expenses for the year ended December 30, 2017 were $28 million, consistent with the same period one year ago. The expense rate for the year ended December 30, 2017 decreased to 1.9% of net sales compared to 2.1% of net sales for the prior year. The spending level is consistent with our long-term consumer innovation strategy.

Income tax expense

Income tax expense was $26 million for the year ended December 30, 2017, compared with $25 million for the same period one year ago. The effective tax rate for the year ended December 30, 2017 was 28.5% compared with 32.3% for the prior-year period. The effective tax rates for 2016 reflects tax benefits associated with our acquisition of BAM Labs, Inc. including higher research and development tax credits. The effective tax rate for 2017 benefited from: (i) a provisional tax benefit resulting from revaluing deferred taxes in accordance with the "Tax Cuts and Jobs Act"; (ii) stock-based compensation excess tax benefits in accordance with new Financial Accounting Standards Board (FASB) guidance effective for us beginning in 2017; and (iii) the recognition of additional tax credits. Under previous FASB guidance, stock-based compensation excess tax benefits or deficiencies were recognized in additional paid-in capital in our consolidated balance sheet. See Note 1, New Accounting Pronouncements, in the Notes to the Condensed Consolidated Financial Statements for additional details.

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

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value. Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $300 million revolving credit facility (increased in February 2018 from $153 million). The cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

As of December 30, 2017, cash and cash equivalents totaled $4 million compared with $12 million as of December 31, 2016. The $8 million decrease was primarily due to $173 million of cash provided by operating activities and $25 million of borrowings under our line of credit, which was more than offset by $60 million of cash used to purchase property and equipment and $155 million of cash used to repurchase our common stock ($150 million under our Board-approved share repurchase program and $5 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	2017	2016
Total cash provided by (used in):
Operating activities	$172.6	$151.6
Investing activities	(56.6)	(42.7)
Financing activities	(123.9)	(118.4)
Net decrease in cash and cash equivalents	$(8.0)	$(9.4)

Cash provided by operating activities for the fiscal year ended December 30, 2017 was $173 million compared with $152 million for the fiscal year ended December 31, 2016. Significant components of the $21 million year-over-year change in cash from operating activities included: (i) a $14 million increase in net income in 2017 compared with 2016; (ii) a $23 million fluctuation in income taxes based on a $15 million income taxes receivable at the end of 2015 compared with income tax liabilities at the end of 2016 and 2017; (iii) a $13 million fluctuation in accrued compensation and benefits due to the year-over-year changes in company-wide performance-based incentive compensation resulting from the strong 2017 financial performance; and (iv) the ERP implementation issues we experienced in our plants and supply chain during the fourth quarter of 2015 that resulted in higher inventory levels, increased accounts receivables, increased accounts payables and higher customer prepayments at the end of 2015.

Net cash used in investing activities was $57 million for the fiscal year ended December 30, 2017, compared with $43 million for the same period one year ago. Investing activities for the current-year period included $60 million of property and equipment purchases, compared with $58 million for the same period last year. We decreased our net investments in marketable debt securities by $15 million during the fiscal year ended December 31, 2016 and held no marketable debt securities at December 30, 2017 or December 31, 2016.

Net cash used in financing activities was $124 million for the fiscal year ended December 30, 2017, compared with net cash used in financing activities of $118 million for the same period one year ago. During the fiscal year ended December 30, 2017, we repurchased $155 million of our common stock ($150 million under our Board-approved share repurchase program and $5 million in connection with the vesting of employee restricted stock grants) compared with $127 million during the same period one year ago.

Short-term borrowings increased by $22 million during the current-year period, reflecting $25 million of borrowings under our revolving credit facility as of December 30, 2017, compared with no borrowing as of December 31, 2016. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the cash proceeds from the exercise of employee stock options.

Under our Board-approved share repurchase program, we repurchased 5.4 million shares at a cost of $150 million ($28.00 per share) during the fiscal year ended December 30, 2017. During 2016, we repurchased 5.9 million shares at a cost of $125 million ($21.02 per share). Effective as of October 1, 2017, our Board approved an increase in our total remaining share repurchase authorization to $500 million. As of December 30, 2017, the remaining authorization under our Board-approved share repurchase program was $465 million. There is no expiration date governing the period over which we can repurchase shares.

In February 2018, we amended our revolving credit facility (Credit Agreement) with a syndicate of banks (Lenders). The Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $300 million. The Credit Agreement contains an accordion feature that allows us to increase the amount of the credit facility from $300 million up to $450 million in total availability, subject to Lenders' approval. The Credit Agreement matures in February 2023.

The credit agreement provides the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of December 30, 2017, we had $25 million in outstanding borrowings and $3 million in outstanding letters of credit. As of December 30, 2017, the weighted-average interest rate on borrowings outstanding under the credit facility was 3.1%. We were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of December 30, 2017, we were in compliance with all financial covenants.

Under the terms of the Synchrony Agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Off-Balance-Sheet Arrangements and Contractual Obligations

As of December 30, 2017, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases and a $3 million outstanding letter of credit, we do not have any off-balance-sheet financing. A summary of our operating lease obligations is included in the “Contractual Obligations” section (as follows). Additional information regarding our operating leases is available in Item 2, Properties, and Note 7, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Contractual Obligations

The following table presents information regarding our contractual obligations as of December 30, 2017 (in thousands):

	Payments Due by Period(1)
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating leases(2)	$436,767	$70,604	$123,183	$97,941	$145,039
Purchase commitments	8,600	8,600	—	—	—
Total	$445,367	$79,204	$123,183	$97,941	$145,039
___________________
(1) Our unrecognized tax benefits, including interest and penalties, of $3 million have not been included in the Contractual Obligations table as we are not able to determine a reasonable estimate of timing of the cash settlement with the respective taxing authorities.
(2) These amounts include the payments related to 38 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to ten years, which if consummated based on current cost estimates, would approximate $54 million over the initial lease term.

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
Stock-Based Compensation
We have stock-based compensation plans, which include non-qualified stock options and stock awards.

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

A 10% change in our stock-based compensation expense for the year ended December 30, 2017, would have affected net income by approximately $1.1 million in 2017.

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

In the fourth quarter of fiscal 2017, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. We believe our assumptions and judgments used in estimating cash flows and determining fair value were reasonable. However, unexpected changes to such assumptions and judgments could affect our impairment analyses and future results of operations, including an impairment charge that could be material.

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

A 10% change in our warranty liability at December 30, 2017, would have affected net income by approximately $0.6 million in 2017.

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

A 10% change in our sales returns allowance at December 30, 2017 would have affected net income by approximately $1.3 million in 2017.

Recent Accounting Pronouncements

See “Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Business and Summary of Significant Accounting Policies - New Accounting Pronouncements” for recent accounting pronouncements that may affect our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in short-term market interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our net interest expense would not change by a significant amount based on the $25 million of borrowings under our revolving credit facility at December 30, 2017. We do not manage our interest-rate volatility risk through the use of derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sleep Number Corporation
Minneapolis, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sleep Number Corporation and subsidiaries (the “Company,” formerly Select Comfort Corporation) as of December 30, 2017 and December 31, 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 27, 2018

We have served as the Company's auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sleep Number Corporation
Minneapolis, Minnesota

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sleep Number Corporation and subsidiaries (the “Company,” formerly Select Comfort Corporation) as of December 30, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2017, of the Company and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 27, 2018

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 30, 2017 and December 31, 2016
(in thousands, except per share amounts)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$3,651	$11,609
Accounts receivable, net of allowance for doubtful accounts of $714 and $884, respectively	19,312	19,705
Inventories	84,298	75,026
Prepaid expenses	17,565	8,705
Other current assets	27,665	23,282
Total current assets	152,491	138,327

Non-current assets:
Property and equipment, net	208,646	208,367
Goodwill and intangible assets, net	77,588	80,817
Deferred income taxes	2,625	4,667
Other non-current assets	30,484	24,988
Total assets	$471,834	$457,166

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving credit facility	$24,500	$—
Accounts payable	129,194	105,375
Customer prepayments	27,767	26,207
Accrued sales returns	19,270	15,222
Compensation and benefits	34,602	19,455
Taxes and withholding	24,234	23,430
Other current liabilities	46,822	35,628
Total current liabilities	306,389	225,317

Non-current liabilities:
Other non-current liabilities	76,289	71,529
Total liabilities	382,678	296,846

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 38,813 and 43,569 shares issued and outstanding, respectively	388	436
Additional paid-in capital	—	—
Retained earnings	88,768	159,884
Total shareholders’ equity	89,156	160,320
Total liabilities and shareholders’ equity	$471,834	$457,166

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(in thousands, except per share amounts)

	2017	2016	2015
Net sales	$1,444,497	$1,311,291	$1,213,699
Cost of sales	547,150	501,131	472,948
Gross profit	897,347	810,160	740,751

Operating expenses:
Sales and marketing	650,357	595,845	550,475
General and administrative	127,269	109,674	99,209
Research and development	27,806	27,991	15,971
Total operating expenses	805,432	733,510	665,655
Operating income	91,915	76,650	75,096
Other (expense) income, net	(877)	(717)	334
Income before income taxes	91,038	75,933	75,430
Income tax expense	25,961	24,516	24,911
Net income	$65,077	$51,417	$50,519

Basic net income per share:
Net income per share – basic	$1.58	$1.11	$0.99
Weighted-average shares – basic	41,212	46,154	51,252
Diluted net income per share:
Net income per share – diluted	$1.55	$1.10	$0.97
Weighted-average shares – diluted	42,085	46,902	52,101

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(in thousands)

	2017	2016	2015
Net income	$65,077	$51,417	$50,519
Other comprehensive income – unrealized gain on available-for-sale marketable debt securities, net of income tax	—	14	20
Comprehensive income	$65,077	$51,431	$50,539

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years ended December 30, 2017, December 31, 2016 and January 2, 2016
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at January 3, 2015	52,798	$528	$—	$256,413	$(34)	$256,907
Net income	—	—	—	50,519	—	50,519
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	20	20
Exercise of common stock options	253	3	2,973	—	—	2,976
Tax effect from stock-based compensation	—	—	1,828	—	—	1,828
Stock-based compensation	(7)	—	10,290	—	—	10,290
Repurchases of common stock	(3,642)	(37)	(15,091)	(85,073)	—	(100,201)
Balance at January 2, 2016	49,402	$494	$—	$221,859	$(14)	$222,339
Net income	—	—	—	51,417	—	51,417
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	14	14
Exercise of common stock options	188	2	2,296	—	—	2,298
Tax effect from stock-based compensation	—	—	(1,016)	—	—	(1,016)
Stock-based compensation	11	—	11,961	—	—	11,961
Repurchases of common stock	(6,032)	(60)	(13,241)	(113,392)	—	(126,693)
Balance at December 31, 2016	43,569	$436	$—	$159,884	$—	$160,320
Net income	—	—	—	65,077	—	65,077
Exercise of common stock options	222	2	3,239	—	—	3,241
Stock-based compensation	594	6	15,757	—	—	15,763
Repurchases of common stock	(5,572)	(56)	(18,996)	(136,193)	—	(155,245)
Balance at December 30, 2017	38,813	$388	$—	$88,768	$—	$89,156

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 30, 2017, December 31, 2016 and January 2, 2016
(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$65,077	$51,417	$50,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,291	57,172	47,630
Stock-based compensation	15,763	11,961	10,290
Net loss on disposals and impairments of assets	249	27	190
Excess tax benefits from stock-based compensation	—	(517)	(2,182)
Deferred income taxes	2,042	(1,640)	11,924
Gain on sale of non-marketable equity securities	—	—	(6,891)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	393	9,297	(9,259)
Inventories	(9,272)	11,574	(33,065)
Income taxes	1,697	25,119	(13,943)
Prepaid expenses and other assets	(12,405)	(2,195)	8,680
Accounts payable	21,779	(4,965)	19,130
Customer prepayments	1,560	(25,266)	22,735
Accrued compensation and benefits	15,398	2,808	(17,493)
Other taxes and withholding	(893)	2,723	135
Other accruals and liabilities	9,928	14,130	19,542
Net cash provided by operating activities	172,607	151,645	107,942

Cash flows from investing activities:
Purchases of property and equipment	(59,829)	(57,852)	(85,586)
Decrease in restricted cash	3,150	—	—
Proceeds from sales of property and equipment	36	92	72
Proceeds from marketable debt securities	—	21,053	127,664
Investments in marketable debt securities	—	(5,968)	(29,299)
Acquisition of business	—	—	(70,018)
Proceeds from non-marketable equity securities	—	—	12,891
Net cash used in investing activities	(56,643)	(42,675)	(44,276)

Cash flows from financing activities:
Repurchases of common stock	(155,245)	(126,693)	(100,201)
Net increase in short-term borrowings	28,094	5,932	1,097
Proceeds from issuance of common stock	3,241	2,298	2,976
Debt issuance costs	(12)	(409)	(721)
Excess tax benefits from stock-based compensation	—	517	2,182
Net cash used in financing activities	(123,922)	(118,355)	(94,667)

Net decrease in cash and cash equivalents	(7,958)	(9,385)	(31,001)
Cash and cash equivalents, at beginning of period	11,609	20,994	51,995
Cash and cash equivalents, at end of period	$3,651	$11,609	$20,994

Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$22,807	$(653)	$26,681
Interest paid	$753	$608	$96
Purchases of property and equipment included in accounts payable	$3,964	$5,517	$5,051

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

Sleep Number Corporation (previously Select Comfort Corporation) and our 100%-owned subsidiaries (Sleep Number or the Company) have a vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number® beds. We are the pioneer in biometric sleep tracking and adjustability. Only the Sleep Number bed offers SleepIQ technology - a proprietary sensor technology that tracks each individual's sleep and works directly with the bed’s DualAir system to automatically adjust the comfort level of each sleeper. SleepIQ technology communicates how you slept and provides insights on what adjustments you can make to optimize your sleep and improve your daily life. Sleep Number also offers FlextFit adjustable bases, and Sleep Number pillows, sheets and other bedding products.

We generate revenue by marketing our innovations to new and existing customers, and selling products through two distribution channels. Our Company-Controlled channel, which includes retail, online and phone, sells directly to consumers. Our Wholesale/Other channel sells to and through selected retail and wholesale customers in the United States.

The consolidated financial statements include the accounts of Sleep Number Corporation and our subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends were as follows: fiscal 2017 ended December 30, 2017; fiscal 2016 ended December 31, 2016; and fiscal 2015 ended January 2, 2016. Fiscal years 2017, 2016 and 2015 each had 52 weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in our consolidated balance sheets and in net increase in short-term borrowings in the financing activities section of our consolidated statements of cash flows. Book overdrafts totaled $30 million and $27 million at December 30, 2017, and December 31, 2016, respectively.

Concentration of Credit Risk

Our investment policy’s primary focus is to preserve principal and maintain adequate liquidity. Our investment policy addresses the concentration of credit risk by limiting the concentration in certain investment types. Our exposure to a concentration of credit risk consists primarily of cash and cash equivalents. We place our cash with high-credit quality issuers and financial institutions. Prior to 2017 we held investments in U.S. agency securities, corporate debt securities and municipal bonds. We believe no significant concentration of credit risk exists with respect to our cash and cash equivalents.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

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

Inventories

Inventories include materials, labor and overhead and are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method.

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

Estimated useful lives of our property and equipment by major asset category are as follows:

Leasehold improvements	5 to 15 years
Furniture and equipment	5 to 15 years
Production machinery	3 to 7 years
Computer equipment and software	3 to 12 years

Goodwill and Intangible Assets, Net

Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company's net identifiable assets. Our intangible assets include developed technologies, trade names/trademarks and customer relationships. Definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from 8-10 years.

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

Goodwill and Indefinite-lived Intangible Assets - goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually or when there are indicators of impairment using a fair value approach. The Financial Accounting Standards Board's (FASB) guidance allows us to perform either a quantitative assessment or a qualitative assessment before calculating the fair

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

value of a reporting unit. We have elected to perform the quantitative assessment. The quantitative goodwill impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. Based on our 2017 assessments, we determined there was no impairment.

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

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2017	2016	2015
Balance at beginning of period	$8,633	$10,028	$5,824
Additions charged to costs and expenses for current-year sales	12,214	9,034	9,368
Deductions from reserves	(10,752)	(10,016)	(6,486)
Changes in liability for pre-existing warranties during the current year, including expirations	(775)	(413)	1,322
Balance at end of period	$9,320	$8,633	$10,028

Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used:

•	Level 1 – observable inputs such as quoted prices in active markets;

•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

We accept sales returns during a 100-night trial period. The accrued sales returns estimate is based on historical return rates and is adjusted for any current trends as appropriate. If actual returns vary from expected rates, sales in future periods are adjusted.

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

At December 30, 2017 and December 31, 2016, we had deferred revenue totaling $73 million and $61 million, of which $30 million and $21 million are included in other current liabilities, respectively, and $43 million and $40 million are included in other non-current liabilities, respectively, in our consolidated balance sheets. We also have related deferred costs totaling $43 million and $33 million, of which $17 million and $12 million are included in other current assets, respectively, and $26 million and $22 million are included in other non-current assets, respectively, in our consolidated balance sheets. The deferred revenue and costs are recognized over the product’s estimated life of four years.
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

•  Advertising, marketing and media production;
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

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

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

Minimum rent expense, which excludes contingent rents, is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in other current liabilities or other non-current liabilities, as appropriate. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. At December 30, 2017, and December 31, 2016, deferred rent included in other current liabilities in our consolidated balance sheets was $1 million and $0.2 million, respectively, and deferred rent included in other non-current liabilities in our consolidated balance sheets was $10 million and $10 million, respectively. Contingent rent expense is recorded when it is probable the expense has been incurred and the amount is reasonably estimable. Future payments for real estate taxes and certain building operating expenses for which we are obligated are not included in minimum lease payments.

Leasehold improvements that are funded by landlord incentives or allowances under an operating lease are recorded as deferred lease incentives, in other current liabilities or other non-current liabilities, as appropriate and amortized as reductions to rent expense over the lease term. At December 30, 2017, and December 31, 2016, deferred lease incentives included in other current liabilities in our consolidated balance sheets were $3 million and $3 million, respectively, and deferred lease incentives included in other non-current liabilities in our consolidated balance sheets were $10 million and $9 million, respectively.

Pre-Opening Costs

Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.

Advertising Costs

We incur advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $194 million, $190 million and $181 million in 2017, 2016 and 2015, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheets were $2 million and $1 million as of December 30, 2017, and December 31, 2016, respectively.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $8 million and $6 million at December 30, 2017, and December 31, 2016, respectively. At December 30, 2017, and December 31, 2016, $5 million and $3 million, respectively, were included in compensation and benefits in our consolidated balance sheets and $3 million and $3 million, respectively, were included in other non-current liabilities in our consolidated balance sheets.

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

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under two stock plans approved by our shareholders in 2004 and 2010 and administered under the supervision of our Board of Directors (Board). At December 30, 2017, a total of 2.6 million shares were available for future grant under the 2010 stock plan. These plans include non-qualified stock options and stock awards.

We record stock-based compensation expense based on the award’s fair value at the grant date and the awards that are expected to vest. We recognize stock-based compensation expense over the period during which an employee is required to provide services in exchange for the award. We reduce compensation expense by estimated forfeitures. Forfeitures are estimated using historical experience and projected employee turnover. Beginning in 2017, we include, as part of cash flows from operating activities, the benefit of tax deductions in excess of recognized stock-based compensation expense. In addition, excess tax benefits or deficiencies that in prior years were recorded in additional paid-in capital are now recorded as discrete adjustments to income tax expense. See "New Accounting Pronouncements" below regarding revised guidance for stock-based compensation in 2017.

Stock Options - stock option awards are granted at exercise prices equal to the closing price of our stock on the grant date. Generally, options vest proportionally over three years and expire after 10 years. Compensation expense is recognized ratably over the vesting period.

We determine the fair value of stock options granted and the resulting compensation expense at the date-of-grant using the Black-Scholes-Merton option-pricing model. Descriptions of significant assumptions used to estimate the expected volatility, risk-free interest rate and expected term are as follows:

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

Stock Awards - we issue stock awards to certain employees in conjunction with our stock-based compensation plan. The stock awards generally vest over three years based on continued employment (time-based). Compensation expense related to stock awards, except for stock awards with a market condition, is determined on the grant date based on the publicly quoted closing price of our common stock and is charged to earnings on a straight-line basis over the vesting period. Stock awards with a market condition are valued using a Monte Carlo simulation model. The significant assumptions used to estimate the expected volatility and risk-free interest rate are similar to those described above in Stock Options.

Certain time-based stock awards have a performance condition (performance-based). The final number of shares earned for performance-based stock awards and the related compensation expense is adjusted up or down to the extent the performance target is met as of the last day of the performance period. The actual number of shares that will ultimately be awarded range from 0% - 200% of the targeted amount for the 2017, 2016 and 2015 awards. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance-based stock awards granted in 2017, 2016 and 2015, the performance targets are growth in net sales and in operating profit, and the performance periods are fiscal 2017 through 2019, fiscal 2016 through 2018, and 2015 through 2017, respectively.

See Note 9, Shareholders’ Equity, for additional information on stock-based compensation.

SLEEP NUMBER CORPORATION
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

We classify net interest and penalties related to income taxes as a component of income tax expense in our consolidated statements of operations.

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

New Accounting Pronouncements

Recently Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance on the accounting for, and disclosure of, stock-based compensation which we adopted effective January 1, 2017. The new guidance is intended to simplify several aspects of the accounting for stock-based compensation arrangements, including the income tax impact, forfeitures and classification on the statement of cash flows. Under the previous guidance, excess tax benefits and deficiencies were recognized in additional paid-in capital in the consolidated balance sheets. Upon adoption of the new guidance, these excess tax benefits or deficiencies are required to be recognized as discrete adjustments to income tax expense in the consolidated statements of operations on a prospective basis. During fiscal 2017, excess tax benefits of $1.4 million were recognized as a reduction of income tax expense, rather than in additional paid-in capital.

In addition, under the new guidance, excess income tax benefits from stock-based compensation arrangements are classified as an operating activity in the statement of cash flows rather than as a financing activity. This resulted in an increase to operating cash flows of $2.3 million for fiscal 2017. We elected to apply the new cash flow classification guidance prospectively. The prior-years'

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

statements of cash flows have not been adjusted. We have also elected to continue to estimate the number of stock-based awards expected to vest, as permitted by the new guidance, rather than electing to account for forfeitures as they occur.

Accounting Guidance Issued but Not Yet Adopted as of December 30, 2017

In May 2014, the FASB issued a comprehensive new revenue recognition model that requires a company to recognize revenue in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance will be effective for us beginning December 31, 2017 and we will use the modified retrospective transition method. Under this method, we will recognize the cumulative effect of the changes in retained earnings at December 31, 2017, but will not restate prior periods.
We have substantially completed our evaluation of the impact of the new revenue recognition standard on our consolidated financial statements and have determined that the transition adjustments to be recorded upon adoption are not material and we do not expect material changes in the timing of revenue recognition. We continue to evaluate the impact of the new standard on our disclosures. We also expect that the adoption and changes to our ongoing procedures and methodologies will require adjustments to our internal controls over financial reporting.

In February 2016, the FASB issued new guidance on accounting for leases that generally requires most leases to be recognized on the balance sheet. This new guidance is effective for reporting periods beginning after December 15, 2018. The provisions of this new guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the new guidance for all periods presented. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures. We are the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. A discussion of our operating leases is included in Note 1, Business and Summary of Significant Accounting Policies, and Note 7, Leases. This new guidance is effective for us beginning December 30, 2018.

(2) Acquisition of BAM Labs, Inc.

In September 2015, we completed the acquisition of BAM Labs, Inc. (now operating as SleepIQ LABS), the leading provider of biometric sensor and sleep monitoring for data-driven health and wellness. The addition of SleepIQ LABS strengthened Sleep Number’s leadership in sleep innovation, adjustability and individualization. The acquisition broadened and deepened our electrical, biomedical, software and backend capabilities - API (application program interface), and bio-signal analysis. Our ownership and control of biometric data advances smart, connected products that empower our customers with the knowledge to adjust for their best sleep.

We previously held a $6 million minority equity investment in BAM Labs, Inc. based on the cost method. We acquired the remaining capital stock of BAM Labs, Inc. for $57 million for a total enterprise value of $70 million. In connection with the acquisition, our equity investment was remeasured to a fair value of $13 million resulting in a $4 million gain net of expenses, including $3 million of acquisition-related expenses. The remeasured fair value of our equity investment was based on the fair value of BAM Labs, Inc. at the acquisition date. The net gain of $4 million was included in general and administrative expenses on our consolidated statement of operations for the year ended January 2, 2016. The acquisition of SleepIQ LABS did not have a significant impact on our consolidated results of operations, operating cash flows or financial position for the years ended December 30, 2017, December 31, 2016 or January 2, 2016.

SLEEP NUMBER CORPORATION
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

Intangible assets of $14 million consisted of developed technologies with an estimated useful life of eight years. The goodwill will not be deductible for income tax purposes.

(3) Fair Value Measurements

At December 30, 2017 and December 31, 2016, we had $4 million and $2 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $4 million and $2 million at December 30, 2017 and December 31, 2016, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

(4) Inventories

Inventories consisted of the following (in thousands):

	December 30, 2017	December 31, 2016
Raw materials	$6,577	$7,973
Work in progress	170	72
Finished goods	77,551	66,981
	$84,298	$75,026

Our finished goods inventory, as of December 30, 2017, was comprised of $25 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $35 million of finished components that were ready for assembly for the completion of beds, and $18 million of retail accessories.

Our finished goods inventory, as of December 31, 2016, was comprised of $21 million of finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services, $29 million of finished components that were ready for assembly for the completion of beds, and $17 million of retail accessories.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(5) Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 30, 2017	December 31, 2016
Land	$1,999	$1,999
Leasehold improvements	102,495	97,600
Furniture and equipment	94,265	81,541
Production machinery, computer equipment and software	224,758	209,900
Construction in progress	5,661	13,823
Less: Accumulated depreciation and amortization	(220,532)	(196,496)
	$208,646	$208,367

(6) Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64 million at December 30, 2017 and December 31, 2016. Indefinite-lived trade name/trademarks totaled $1.4 million at December 30, 2017 and December 31, 2016.

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	December 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$6,705	$18,851	$4,524
Customer relationships	2,413	2,413	2,413	1,365
Trade names/trademarks	101	101	101	101
	$21,365	$9,219	$21,365	$5,990

Amortization expense in 2017, 2016 and 2015 for definite-lived intangible assets was $3 million, $2 million and $1 million, respectively. Annual amortization for definite-lived intangible assets is expected to be approximately $2 million for 2018 through 2022.

(7) Leases

Rent expense was as follows (in thousands):

Facility Rents:	2017	2016	2015
Minimum rents	$66,239	$59,002	$52,650
Contingent rents	2,845	3,099	5,168
Total	$69,084	$62,101	$57,818

Equipment Rents	$4,935	$5,316	$4,362

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The aggregate minimum rental commitments under operating leases for subsequent years are as follows (in thousands):

2018	$70,604
2019	65,114
2020	58,069
2021	52,284
2022	45,657
Thereafter	145,039
Total future minimum lease payments	$436,767

(8) Credit Agreement

Our revolving credit facility as of December 30, 2017 had a net aggregate availability of $153 million. The credit facility is for general corporate purposes and is also utilized to meet our seasonal working capital requirements. The credit agreement provides the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio.

As of December 30, 2017, we had $25 million in outstanding borrowings and $3 million in outstanding letters of credit. We had additional borrowing capacity of $125 million. As of December 30, 2017, the weighted-average interest rate on borrowings outstanding under the credit facility was 3.1% and we were in compliance with all financial covenants.

In February 2018, we amended our revolving credit facility (Credit Agreement, as amended) to increase our net aggregate availability from $153 million to $300 million. We maintained the accordion feature which allows us to increase the amount of the credit facility from $300 million to $450 million, subject to Lenders' approval. The Credit Agreement, as amended, matures in February 2023. There were no other significant changes to the Credit Agreement's terms and conditions.

(9) Shareholders’ Equity

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	2017	2016	2015
Stock options	$2,344	$2,281	$2,634
Stock awards	13,419	9,680	7,656
Total stock-based compensation expense	15,763	11,961	10,290
Income tax benefit	5,249	3,947	3,413
Total stock-based compensation expense, net of tax	$10,514	$8,014	$6,877

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Stock Options

A summary of our stock option activity was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2016	1,354	$18.70	5.9	$7,541
Granted	262	24.26
Exercised	(222)	14.58
Canceled/Forfeited	(39)	26.17
Outstanding at December 30, 2017	1,355	$20.23	6.2	$23,515

Exercisable at December 30, 2017	879	$18.79	4.8	$16,533

Vested and expected to vest at December 30, 2017	1,321	$20.16	6.1	$23,023
___________________

(1)	Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

Other information pertaining to options was as follows (in thousands, except per share amounts):

	2017	2016	2015
Weighted-average grant date fair value of stock options granted	$10.33	$8.85	$15.94
Total intrinsic value (at exercise) of stock options exercised	$3,586	$2,088	$4,592

Cash received from the exercise of stock options for the fiscal year ended December 30, 2017 was $3.2 million. Our tax benefit related to the exercise of stock options for the fiscal year ended December 30, 2017 was $1.3 million.

At December 30, 2017, there was $2.8 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.8 years.

During 2016, 30,500 market-based stock options were granted and had a weighted-average grant date fair value of $10.25 per option. These options are reflected in the stock option activity table above. There were no market-based stock options granted in 2015 or 2017. The assumptions used to calculate the fair value of market-based stock options granted using the Monte Carlo simulation model were as follows:

Valuation Assumptions	2017	2016	2015
Expected dividend yield	NA	0%	NA
Expected volatility	NA	50%	NA
Risk-free interest rate	NA	1.8%	NA

Except for the market-based stock options discussed above, the fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The assumptions used to calculate the fair value of options granted using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2017	2016	2015
Expected dividend yield	0%	0%	0%
Expected volatility	46%	50%	54%
Risk-free interest rate	2.0%	1.4%	1.6%
Expected term (in years)	5.1	5.2	5.2

Stock Awards

Stock award activity was as follows (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance- and Market-Based Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	530	$20.83	899	$20.87
Granted	217	25.81	568	23.03
Vested	(312)	20.35	(338)	16.73
Canceled/Forfeited	(40)	22.47	(66)	19.88
Outstanding at December 30, 2017	395	$23.77	1,063	$23.41

At December 30, 2017, there was $5.5 million of unrecognized compensation expense related to non-vested time-based stock awards, which is expected to be recognized over a weighted-average period of 1.8 years and $15.2 million of unrecognized compensation expense related to non-vested performance-based and market-based stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.

During 2017, 270,895 performance-based stock awards with a market condition were granted and had a weighted-average grant date fair value of $22.40 per award. These stock awards are reflected in the "Performance- and Market-Based Stock Awards" column in the stock award activity table above. There were no market-based stock awards granted in 2016 or 2015. The assumptions used to calculate the fair value of the 2017 performance-base stock awards with a market condition, using the Monte Carlo simulation model, were as follows:

Valuation Assumptions	2017	2016	2015
Expected dividend yield	0%	NA	NA
Expected volatility	46%	NA	NA
Risk-free interest rate	1.5%	NA	NA

Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	2017	2016	2015
Amount repurchased under Board-approved share repurchase program	$150,000	$125,000	$98,446
Amount repurchased in connection with the vesting of employee restricted stock grants	5,245	1,693	1,755
Total amount repurchased	$155,245	$126,693	$100,201

Effective as of October 1, 2017, our Board approved an increase in our total remaining share repurchase authorization to $500 million. As of December 30, 2017, the remaining authorization under our Board-approved share repurchase program was $465 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	2017	2016	2015
Net income	$65,077	$51,417	$50,519

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	41,212	46,154	51,252
Dilutive effect of stock-based awards	873	748	849
Diluted weighted-average shares outstanding	42,085	46,902	52,101

Net income per share – basic	$1.58	$1.11	$0.99
Net income per share – diluted	$1.55	$1.10	$0.97

Additional potential dilutive stock options totaling 0.4 million, 0.6 million and 0.4 million for 2017, 2016 and 2015, respectively, have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

(10) Other (Expense) Income, Net

Other (expense) income, net, consisted of the following (in thousands):

	2017	2016	2015
Interest expense	$(975)	$(811)	$(160)
Interest income	98	94	$494
Other (expense) income, net	$(877)	$(717)	$334

(11) Income Taxes

Income tax expense consisted of the following (in thousands):

	2017	2016	2015
Current:
Federal	$19,153	$21,634	$7,272
State	4,046	5,289	3,870
	23,199	26,923	11,142
Deferred:
Federal	2,734	(105)	13,567
State	28	(2,302)	202
	2,762	(2,407)	13,769
Income tax expense	$25,961	$24,516	$24,911

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The following table provides a reconciliation between the statutory federal income tax rate and our effective income tax rate:

	2017	2016	2015
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	2.6	3.0
Manufacturing deduction	(3.5)	(3.3)	(1.7)
Effect of 2018 deferred tax rate change	(1.9)	—	—
Changes in unrecognized tax benefits	(0.6)	1.2	0.3
Non-taxable acquisition-related transactions	—	—	(2.6)
Other	(3.0)	(3.2)	(1.0)
Effective income tax rate	28.5%	32.3%	33.0%

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2014 or state income tax examinations prior to 2013.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted. The TCJA reduces the statutory federal tax rate from 35% to 21% starting in 2018. In addition, there were various other tax law changes that impacted us. In connection with the reduction of the federal tax rate, we recognized a provisional tax benefit of $1.7 million for the year ended December 30, 2017. This provisional tax benefit is related to the re-measurement of U.S. deferred tax assets and liabilities using a federal tax rate of 21%, which, under the TCJA, is expected to be in place when such deferred assets and liabilities reverse in future periods.

The other provisions of the TCJA did not have a significant impact on our consolidated financial statements for the year ended December 30, 2017, but may impact our effective tax rate in subsequent periods.

The TCJA has significant complexity and our final tax liability may differ from these estimates, due to, among other things, guidance that may be issued by the U.S. Treasury Department and the Internal Revenue Service, and related interpretations and clarifications of tax law. For the re-measurement of the deferred tax assets and liabilities, further analysis may be required to refine our calculations and related account balances.

We will complete the remaining elements of our analysis during 2018, and any adjustments to the provisional tax benefit will be included in income tax expense in the appropriate period, in accordance with the U.S. generally accepted accounting principles.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2017	2016
Deferred tax assets:
Stock-based compensation	$6,940	$9,834
Deferred rent and lease incentives	6,007	8,388
Warranty and returns liabilities	6,602	7,948
Net operating loss carryforwards and credits	3,240	6,368
Compensation and benefits	3,315	4,115
Other	3,321	5,264
Total gross deferred tax assets	29,425	41,917
Valuation allowance	(615)	(620)
Total deferred tax assets after valuation allowance	28,810	41,297
Deferred tax liabilities:
Property and equipment	21,475	27,049
Deferred revenue	723	3,279
Other	3,987	6,302
Total gross deferred tax liabilities	26,185	36,630
Net deferred tax assets	$2,625	$4,667

At December 30, 2017, we had net operating loss carryforwards for federal purposes of $3 million, which will expire between 2025 and 2034, and for state income tax purposes of $6 million, which will expire between 2028 and 2037.

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

Unrecognized Tax Benefits

Reconciliations of the beginning and ending amounts of unrecognized tax benefits for 2017, 2016 and 2015 were as follows (in thousands):

	Federal and State Tax
	2017	2016	2015
Beginning balance	$3,460	$2,077	$742
Increases related to current-year tax positions	330	326	1,277
Increases related to prior-year tax positions	87	1,594	113
Decreases related to prior-year tax positions	(1,038)	—	—
Lapse of statute of limitations	—	(333)	(55)
Settlements with taxing authorities	—	(204)	—
Ending balance	$2,839	$3,460	$2,077

As of December 30, 2017 and December 31, 2016, we had $3 million and $4 million, respectively, of unrecognized tax benefits, which if recognized, would affect our effective tax rate. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.

(12) Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2017, 2016 and 2015, our contributions, net of forfeitures, were $5 million, $5 million and $4 million, respectively.

(13) Commitments and Contingencies

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Sleep Number alleging that Sleep Number violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Sleep Number beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Sleep Number removed the case to the United States District Court for the District of New Jersey, which subsequently granted Sleep Number’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which has certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court has accepted the certified questions and oral arguments were heard in November 2017. As the United States District Court for the District of New Jersey determined, we believe that the case is without merit and the order of dismissal should be affirmed.

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

Commitments

As of December 30, 2017, we had $9 million of inventory purchase commitments. As part of the normal course of business, there are a limited number of inventory supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not currently expect any payments under these provisions. At December 30, 2017, we had entered into 38 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to 10 years, which if consummated based on current cost estimates, would approximate $54 million over the initial lease term. The minimum rentals for these lease commitments have been included in the future minimum lease payments in Note 7, Leases.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(14) Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of our quarterly results (in thousands, except net income (loss) per share amounts). Quarterly diluted net income (loss) per share amounts may not total to the respective annual amount due to changes in weighted-average shares outstanding during the year.

2017	First	Second	Third	Fourth	Fiscal Year
Net sales	$393,899	$284,673	$402,646	$363,279	$1,444,497
Gross profit	246,459	176,619	253,465	220,804	897,347
Operating income (loss)	35,828	(3,061)	39,029	20,119	91,915
Net income (loss)	24,461	(778)	25,603	15,791	65,077
Net income (loss) per share – diluted	$0.56	$(0.02)	$0.62	$0.39	$1.55

2016	First	Second	Third	Fourth	Fiscal Year
Net sales	$352,980	$276,878	$367,988	$313,445	$1,311,291
Gross profit	209,074	171,261	232,343	197,482	810,160
Operating income	19,898	2,396	39,044	15,312	76,650
Net income	12,969	1,416	25,745	11,287	51,417
Net income per share – diluted	$0.27	$0.03	$0.56	$0.25	$1.10

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

Management’s Report on Internal Control Over Financial Reporting

Sleep Number’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Sleep Number’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 30, 2017. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct applicable to our directors, officers and employees (including our principal executive officer, principal financial officer and principal accounting officer). The Code of Business Conduct is available on the Investor Relations section of our website at www.SleepNumber.com. Select the "Investors" link, the “Governance” link and then the "Documents & Charters" link. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer and principal accounting officer, we intend to disclose the same on our website at www.SleepNumber.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption "Equity Compensation Plan Information" in our Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance” in our Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        Consolidated Financial Statements and Schedule

(1)    Financial Statements

All financial statements as set forth under Item 8 of this report.

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

We will furnish a copy of the exhibits referred to above at a reasonable cost to any shareholder upon receipt of a written request. Requests should be sent to: Sleep Number Corporation, Investor Relations Department, 1001 Third Avenue South, Minneapolis, MN 55404.

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

15.	Summary of Executive Tax and Financial Planning Program

16.	Amended and Restated Select Comfort Corporation Executive Severance Pay Plan

17.	First Amendment to Amended and Restated Select Comfort Corporation Executive Severance Pay Plan

18.	Summary of Non-Employee Director Compensation

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SLEEP NUMBER CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 30, 2017

Exhibit No.	Description	Method of Filing

3.1	Third Restated Articles of Incorporation of the Company, as amended	Incorporated by reference to Exhibit 3.1 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

3.2	Articles of Amendment to Third Restated Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 contained in Sleep Number's Current Report on Form 8-K filed May 16, 2006 (File No. 0-25121)

3.3	Articles of Amendment to Third Restated Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 contained in Sleep Number's Current Report on Form 8-K filed May 25, 2010 (File No. 0-25121)

3.4	Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 contained in Sleep Number's Current Report on Form 8-K filed May 22, 2017 (File No. 0-25121)

10.1	Lease Agreement dated September 9, 2015 between the Company and Truluck Industries, Inc.	Incorporated by reference to Exhibit 10.3 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

10.2	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.28 contained in Sleep Number's Registration Statement on Form S-1, as amended, filed October 29, 1998 (Reg. No. 333-62793)

10.3	Second Amendment to Lease Agreement dated June 15, 2015 between the Company and CLFP - SLIC 8, L.P. (successor in interest to ProLogis Development Services Incorporated)	Incorporated by reference to Exhibit 10.4 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

10.4	Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016	Incorporated by reference to Exhibit 10.12 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-25121)

10.5	First Amendment, dated June 22, 2017, to Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 (File No. 0-25121)

10.6	Sleep Number Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)	Incorporated by reference to Exhibit 10.16 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.7	Form of Nonstatutory Stock Option Award Agreement under the Sleep Number Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

Exhibit No.	Description	Method of Filing
10.8	Form of Restricted Stock Award Agreement under the Sleep Number Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.9	Form of Performance Stock Award Agreement under the Sleep Number Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.10	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the Sleep Number Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.11	Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Current Report on Form 8-K filed May 15, 2013 (File No. 0-25121)

10.12	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.13	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.14	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.15	Form of Performance-Based Restricted Stock Unit Award Agreement - EPS Target	Incorporated by reference to Exhibit 10.2 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017 (File No. 0-25121)

10.16	Sleep Number Executive Investment Plan (December 1, 2014 Restatement)	Incorporated by reference to Exhibit 10.21 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-25121)

10.17	Employment Offer Letter from Sleep Number Corporation to Shelly R. Ibach dated February 9, 2007	Incorporated by reference to Exhibit 10.30 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (File No. 0-25121)

10.18	Employment Offer Letter from Sleep Number Corporation to David R. Callen dated March 14, 2014	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Current Report on Form 8-K filed March 20, 2014 (File No. 0-25121)

10.19	Employment Offer Letter from Sleep Number Corporation to Mark A. Kimball dated April 22, 1999	Incorporated by reference to Exhibit 10.25 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

Exhibit No.	Description	Method of Filing
10.20	Sleep Number Corporation Executive Physical Plan	Incorporated by reference to Exhibit 10.27 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-25121)

10.21	Summary of Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.27 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-25121)

10.22	Amended and Restated Sleep Number Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.2 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 (File No. 0-25121)

10.23	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.30 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (File No. 0-25121)

10.24	Master Supply Agreement dated July 16, 2013 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 (File No. 0-25121)

10.25	Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 (File No. 0-25121)

10.26	First Amendment to Retailer Program Agreement, dated effective as of October 1, 2014 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Current Report on Form 8-K filed October 1, 2014 (File No. 0-25121)

10.27	Second Amendment to Retailer Program Agreement, dated November 4, 2015 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.5 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

10.28	Sleep Number Corporation Non-Employee Director Deferral Plan	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Current Report on Form 8-K filed September 16, 2011 (File No. 0-25121)

10.29
Amended and Restated Credit and Security Agreement, dated as of February 14, 2018 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto.
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

101
The following financial information from the Company's Annual Report on Form 10-K for the period ended December 30, 2017, filed with the SEC on February 27, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 30, 2017, December 31, 2016 and January 2, 2016; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 30, 2017, December 31, 2016 and January 2, 2016; (v) Consolidated Statements of Cash Flows for the years ended December 30, 2017, December 31, 2016 and January 2, 2016; and (vi) Notes to Consolidated Financial Statements.
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

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	February 27, 2018	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ David R. Callen
David R. Callen
Chief Financial Officer
(principal financial officer)

		By:	/s/ Robert J. Poirier
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

Name	Title	Date

/s/ Jean-Michel Valette	Chairman of the Board	February 21, 2018
Jean-Michel Valette

/s/ Shelly R. Ibach	Director	February 26, 2018
Shelly R. Ibach

/s/ Daniel I. Alegre	Director	February 21, 2018
Daniel I. Alegre

/s/ Stephen L. Gulis, Jr.	Director	February 26, 2018
Stephen L. Gulis, Jr.

/s/ Michael J. Harrison	Director	February 23, 2018
Michael J. Harrison

/s/ Brenda J. Lauderback	Director	February 24, 2018
Brenda J. Lauderback

/s/ Barbara R. Matas	Director	February 23, 2018
Barbara R. Matas

/s/ Kathleen L. Nedorostek	Director	February 26, 2018
Kathleen L. Nedorostek

/s/ Vicki A. O'Meara	Director	February 25, 2018
Vicki A. O'Meara

/s/ Michael A. Peel	Director	February 26, 2018
Michael A. Peel

SLEEP NUMBER CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Description	2017	2016	2015
Allowance for doubtful accounts
Balance at beginning of period	$884	$1,039	$739
Additions charged to costs and expenses	915	1,224	1,577
Deductions from reserves	(1,085)	(1,379)	(1,277)
Balance at end of period	$714	$884	$1,039

Accrued sales returns
Balance at beginning of period	$15,222	$20,562	$15,262
Additions charged to costs and expenses	77,226	71,958	84,265
Deductions from reserves	(73,178)	(77,298)	(78,965)
Balance at end of period	$19,270	$15,222	$20,562