Form 10-Q
period 2018-03-31
Sleep Number Corp
filed 2018-05-03
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2018

Commission File Number: 0-25121

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of March 31, 2018, 36,943,000 shares of the Registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	March 31, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$2,335	$3,651
Accounts receivable, net of allowance for doubtful accounts of $548 and $714, respectively	21,798	19,312
Inventories	86,783	84,298
Prepaid expenses	9,339	17,565
Other current assets	22,126	27,665
Total current assets	142,381	152,491

Non-current assets:
Property and equipment, net	204,331	208,646
Goodwill and intangible assets, net	77,042	77,588
Deferred income taxes	1,441	2,625
Other non-current assets	33,506	30,484
Total assets	$458,701	$471,834

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving credit facility	$75,800	$24,500
Accounts payable	116,142	129,194
Customer prepayments	30,179	27,767
Accrued sales returns	19,016	19,270
Compensation and benefits	27,307	34,602
Taxes and withholding	30,658	24,234
Other current liabilities	46,566	46,822
Total current liabilities	345,668	306,389

Non-current liabilities:
Other non-current liabilities	77,036	76,289
Total liabilities	422,704	382,678

Shareholders’ equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 36,943 and 38,813 shares issued and outstanding, respectively	369	388
Additional paid-in capital	—	—
Retained earnings	35,628	88,768
Total shareholders’ equity	35,997	89,156
Total liabilities and shareholders’ equity	$458,701	$471,834

See accompanying notes to condensed consolidated financial statements.

Index

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$388,633	$393,899
Cost of sales	151,156	147,440
Gross profit	237,477	246,459

Operating expenses:
Sales and marketing	171,917	169,266
General and administrative	31,734	33,769
Research and development	6,925	7,596
Total operating expenses	210,576	210,631
Operating income	26,901	35,828
Other expense, net	(525)	(138)
Income before income taxes	26,376	35,690
Income tax expense	5,828	11,229
Net income	$20,548	$24,461

Basic net income per share:
Net income per share – basic	$0.54	$0.57
Weighted-average shares – basic	38,244	42,750
Diluted net income per share:
Net income per share – diluted	$0.52	$0.56
Weighted-average shares – diluted	39,347	43,712

See accompanying notes to condensed consolidated financial statements.

Index

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 30, 2017	38,813	$388	$—	$88,768	$89,156
Net income	—	—	—	20,548	20,548
Exercise of common stock options	68	1	856	—	857
Stock-based compensation	211	2	3,082	—	3,084
Repurchases of common stock	(2,149)	(22)	(3,938)	(73,688)	(77,648)
Balance at March 31, 2018	36,943	$369	$—	$35,628	$35,997

See accompanying notes to condensed consolidated financial statements.

Index

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$20,548	$24,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,680	16,205
Stock-based compensation	3,084	3,704
Net gain on disposals and impairments of assets	(70)	—
Deferred income taxes	1,184	5,663
Changes in operating assets and liabilities:
Accounts receivable	(2,486)	1,478
Inventories	(2,485)	8,168
Income taxes	4,762	5,541
Prepaid expenses and other assets	13,894	2,880
Accounts payable	123	(1,394)
Customer prepayments	2,412	4,443
Accrued compensation and benefits	(7,567)	11,693
Other taxes and withholding	1,662	(903)
Other accruals and liabilities	(1,485)	4,930
Net cash provided by operating activities	49,256	86,869

Cash flows from investing activities:
Purchases of property and equipment	(8,805)	(13,211)
Proceeds from sales of property and equipment	70	—
Net cash used in investing activities	(8,735)	(13,211)

Cash flows from financing activities:
Repurchases of common stock	(77,648)	(54,794)
Net increase in short-term borrowings	35,963	2,369
Proceeds from issuance of common stock	857	460
Debt issuance costs	(1,009)	—
Net cash used in financing activities	(41,837)	(51,965)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,316)	21,693
Cash, cash equivalents and restricted cash, at beginning of period	3,651	14,759
Cash, cash equivalents and restricted cash, at end of period	$2,335	$36,452

See accompanying notes to condensed consolidated financial statements.

Index

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended March 31, 2018 of Sleep Number Corporation and 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of March 31, 2018 and December 30, 2017, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and other recent filings with the SEC.

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

The condensed consolidated financial statements include the accounts of Sleep Number Corporation and our 100%-owned subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

Recently Adopted Accounting Guidance

Adoption of ASC Topic 230, Restricted Cash

Effective December 31, 2017, we adopted ASC Topic 230, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Amounts for prior periods have been retrospectively adjusted to conform to the current period presentation.

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On December 31, 2017, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of December 30, 2017. Results for reporting periods beginning after December 30, 2017 are presented under the new guidance, while prior period amounts are not restated.

The cumulative effect of the changes made to our consolidated balance sheet as of December 31, 2017 resulting from the adoption of the new revenue guidance was not material and did not impact opening retained earnings. The impact on the timing of net sales for the quarter ended March 31, 2018, as a result of applying the new guidance, was not material.

Practical expedients and exemptions permissible under ASC Topic 606 that we elected are as follows: we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

See Note 2, Revenue Recognition, for further details regarding our revenue recognition policy.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting Guidance Issued but Not Yet Adopted as of March 31, 2018

In February 2016, the FASB issued new guidance on accounting for leases that generally requires most leases to be recognized on the balance sheet. This new guidance is effective for reporting periods beginning after December 15, 2018. The provisions of this new guidance permit us to utilize a prospective approach, with elective reliefs. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures. We are the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. This new guidance is effective for us beginning December 30, 2018.

2. Revenue Recognition

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue recognized excludes sales taxes. Amounts billed to customers for delivery and setup are included in net sales. For most products, we require payment before the products or services are delivered to the customer.
Our beds sold with SleepIQ® technology contain multiple-performance obligations including the bed and SleepIQ’s hardware and software. We analyze our multiple-performance obligation(s) to determine whether they are distinct and can be separated or whether they must be accounted for as a single performance obligation. We determined that the beds sold with the SleepIQ technology have two performance obligations consisting of: (i) the bed; and (ii) SleepIQ's hardware and software. SleepIQ’s hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware’s functionality. We determine the transaction price for multiple performance obligations based on their relative standalone selling prices. The performance obligation related to the bed is satisfied at a point in time. The performance obligation related to SleepIQ technology is satisfied over time based on the ongoing access and usage by the customer of software essential to the functionality of SleepIQ technology. The deferred revenue and costs related to SleepIQ technology are recognized on a straight-line basis over the product’s estimated life of four years because our inputs are generally expended evenly throughout the performance period. Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for the three months ended March 31, 2018.

Net sales from each of our channels was as follows (in thousands):

Three Months Ended
March 31, 2018
Retail	$356,069
Online and phone	27,967
Company-Controlled channel	384,036
Wholesale/Other channel	4,597
Total	$388,633

At March 31, 2018 and December 30, 2017, we had deferred contract liabilities of $73 million and $73 million, of which $31 million and $30 million are included in other current liabilities, respectively, and $42 million and $43 million are included in other non-current liabilities, respectively, in our consolidated balance sheets. We also had deferred contract assets of $45 million and $43 million, of which $18 million and $17 million are included in other current assets, respectively, and $27 million and $26 million are included in other non-current assets, respectively, in our consolidated balance sheets. During the three months ended March 31, 2018, we recognized revenue of $8 million that was included in the deferred contract liability balance at the beginning of the period.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Obligation for Sales Returns

We accept sales returns during a 100-night trial period. Accrued sales returns represents a refund liability for the amount of consideration that we do not expect to be entitled to because it will be refunded to customers. The refund liability estimate is based on historical return rates and is adjusted for any current trends as appropriate. Each reporting period we remeasure the liability to reflect changes in the estimate, with a corresponding adjustment to net sales. The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Balance at beginning of year	$19,270	$15,222
Additions that reduce net sales	20,651	21,184
Deductions from reserves	(20,905)	(18,205)
Balance at end of period	$19,016	$18,201

3. Fair Value Measurements

At March 31, 2018 and December 30, 2017, we had $5 million and $4 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $5 million and $4 million at March 31, 2018 and December 30, 2017, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

4. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2018	December 30, 2017
Raw materials	$4,582	$6,577
Work in progress	215	170
Finished goods	81,986	77,551
	$86,783	$84,298

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64 million at March 31, 2018 and December 30, 2017. Indefinite-lived trade name/trademarks totaled $1.4 million at March 31, 2018 and December 30, 2017.

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	March 31, 2018		December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$7,251	$18,851	$6,705
Trade names/trademarks	101	101	101	101
	$18,952	$7,352	$18,952	$6,806

Amortization expense for the three months ended March 31, 2018 and April 1, 2017, was $0.5 million and $1.6 million, respectively.

6. Credit Agreement

Our $300 million credit facility is for general corporate purposes and is also utilized to meet our seasonal working capital requirements. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $300 million to $450 million, subject to lenders' approval. The credit agreement matures in February 2023. We were in compliance with all financial covenants as of March 31, 2018.

The following tables summarizes our borrowings under the credit facility (in thousands):

	Three Months Ended
	March 31, 2018	December 30, 2017
Outstanding borrowings	$75,800	$24,500
Outstanding letters of credit	$3,450	$3,150
Additional borrowing capacity	$220,750	$125,500
Weighted-average interest rate	3.0%	3.1%

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Amount repurchased under Board-approved share repurchase program	$75,000	$50,000
Amount repurchased in connection with the vesting of employee restricted stock grants	2,648	4,794
Total amount repurchased	$77,648	$54,794

As of March 31, 2018, the remaining authorization under our Board-approved share repurchase program was $390 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

8. Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Stock awards	$2,493	$3,136
Stock options	591	568
Total stock-based compensation expense	3,084	3,704
Income tax benefit	756	1,248
Total stock-based compensation expense, net of tax	$2,328	$2,456

9. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended March 31, 2018 and April 1, 2017, our contributions, net of forfeitures, were $1.4 million and $1.3 million, respectively.

10. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Interest expense	$(527)	$(182)
Interest income	2	44
Other expense, net	$(525)	$(138)

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$20,548	$24,461

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	38,244	42,750
Dilutive effect of stock-based awards	1,103	962
Diluted weighted-average shares outstanding	39,347	43,712

Net income per share – basic	$0.54	$0.57
Net income per share – diluted	$0.52	$0.56

For the three months ended March 31, 2018 and April 1, 2017, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

12. Income Taxes

As a result of the enactment of the Tax Cuts and Jobs Act (TCJA), we recorded a provisional tax benefit of $1.7 million in the fourth quarter of 2017 based on our initial analysis of the TCJA using the best information and estimates available. Due to the significant complexity of the TCJA, anticipated further guidance from the U.S. Treasury, the potential for additional guidance from the SEC/ FASB, or other additional information becoming available, our provisional tax benefit may be adjusted during 2018. Our provisional estimate is expected to be finalized no later than the fourth quarter of 2018. Further guidance and additional information regarding the TCJA may also impact our 2018 effective income tax rate, exclusive of any adjustment to the provisional tax benefit.

13. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Balance at beginning of year	$9,320	$8,633
Additions charged to costs and expenses for current-year sales	3,500	2,718
Deductions from reserves	(3,271)	(2,049)
Changes in liability for pre-existing warranties during the current year, including expirations	(77)	(57)
Balance at end of period	$9,472	$9,245

SLEEP NUMBER CORPORATION
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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Sleep Number alleging that Sleep Number violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Sleep Number beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Sleep Number removed the case to the United States District Court for the District of New Jersey, which subsequently granted Sleep Number’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court accepted the certified questions and on April 16, 2018, ruled in our favor on one of the two questions, holding that a consumer only has standing to bring a claim under the relevant statute if the consumer has been harmed by the defendant's conduct. As a result, we expect that the Third Circuit will uphold the lower Court's dismissal of the case.

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

These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;

•	The effectiveness of our marketing messages;

•	The efficiency of our advertising and promotional efforts;

•	Our ability to execute our Company-Controlled distribution strategy;

•	Our ability to achieve and maintain acceptable levels of product and service quality, and acceptable product return and warranty claims rates;

•	Our ability to continue to improve and expand our product line, and consumer acceptance of our products, product quality, innovation and brand image;

•	Industry competition, the emergence of additional competitive products and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;

•	The potential for claims that our products, processes or trademarks infringe the intellectual property rights of others;

•	Availability of attractive and cost-effective consumer credit options;

•	Shortages in supply due to “just-in-time” manufacturing processes with minimal levels of inventory utilized for some of our products, or due to global shortages of electronic componentry;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities, including the potential for shortages in supply;

•	Risks of disruption in the operation of either of our two main manufacturing facilities;

•	Increasing government regulation;

•	Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;

•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;

•	The costs and potential disruptions to our business related to upgrading our management information systems;

•	The vulnerability of our management information systems to attacks by hackers or other cyber threats that could compromise the security of our systems or disrupt our business; and

•	Our ability to attract, retain and motivate qualified management, executive and other key employees, including qualified retail sales professionals and managers.

Additional information concerning these and other risks and uncertainties is contained under the caption “Risk Factors” in our Annual Report on Form 10-K.
We have no obligation to publicly update or revise any of the forward-looking statements contained in this quarterly report on Form 10-Q.

Index

Company Overview

Sleep Number Corporation, based in Minneapolis, Minnesota, was founded in 1987. We are listed on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SNBR.”

Our mission is to improve lives by individualizing sleep experiences. Our vision is to become one of the world's most beloved brands by delivering an unparalleled sleep experience. We plan to achieve this by executing our Consumer Innovation Strategy, which includes three significant competitive advantages: proprietary sleep innovations, lifelong customer relationships and exclusive retail distribution.

We have a vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep
Number® beds. We offer consumers high-quality, individualized sleep solutions and services, including a complete line of Sleep
Number beds, bases and bedding accessories. We are the pioneer in biometric sleep tracking and adjustability. SleepIQ® technology is a proprietary sensor technology that tracks each individual’s sleep and uses algorithms to automatically adjust the comfort level of each sleeper by working directly with our bed’s DualAir™ system. Through daily digital interactions that build lifelong relationships, SleepIQ technology also communicates how you slept and provides insights on what adjustments you can make to optimize your sleep and improve your daily life. Sleep Number also offers FlexFit™ adjustable bases, and Sleep Number pillows, sheets and other bedding products. As a national specialty mattress retailer, we provide customers a cohesive experience across our Sleep Number stores, online at SleepNumber.com or via phone at (800)753-3768.

We are committed to delivering superior shareholder value through three primary drivers of earnings per share growth: increasing consumer demand, leveraging our business model and deploying capital efficiently. As the sleep innovation leader, we drive growth through effective brand marketing, our proprietary innovations and a differentiated retail experience.

We generate revenue by marketing our innovations to new and existing customers, and selling products directly to consumers through Stores, Online, Chat and Phone, which we reference as our Company-Controlled channel. We also have a small Wholesale business in the United States.

We are the only vertically integrated bed manufacturer/retailer in the U.S. We have two manufacturing plants that distribute Sleep
Number products. We offer mattress home delivery and installation, and maintain an in-house customer service department. This integration enables operational synergies and efficiencies, and a strong working capital position. Vertical integration allows us to build a long-term loyal customer relationship as we service the consumer through the full purchase and ownership cycle. This relationship with our customer creates a productive cycle of repeat and referral business.

Results of Operations

Quarterly and Year-to-Date Results

Quarterly and year-to-date operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, the timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, timing of investments in growth initiatives and infrastructure, timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, the timing of new product introductions and related expenses, the timing of promotional offerings, competitive factors, changes in commodity costs, any disruptions in supplies or third-party service providers, seasonality of retail and bedding industry sales, consumer confidence and general economic conditions. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the period ended March 31, 2018 were as follows:

•
Net sales for the three months ended March 31, 2018 decreased 1% to $389 million, compared with $394 million for the same period one year ago. The 1% sales decrease resulted from a 3% comparable sales decline in our Company-Controlled channel; partially offset by 2 percentage points (ppt.) of growth from sales generated by 12 net new stores opened in the past 12 months.

•
We expected flat sales performance for the three months ended March 31, 2018, as we continued the transition to our full line of Sleep Number 360® smart beds. In May 2017, we began selling our i7 and i10 smart beds. We launched a third smart bed model (the p6) in December 2017. In April 2018, we launched the Sleep Number 360 p5 and i8 smart beds, our two most popular models. We remain on track to complete the phased implementation of our 360 smart bed line (c2 and c4 models) by the end of the summer of 2018. The Sleep Number 360 smart bed won 13 awards at CES, including being named the Best of Innovation

Index

Honoree in the Home Appliance category. It also recently received the 2018 Edison Silver Award for breakthrough product design and innovation in the Wellness Technology category.

•	Sales per store (for stores open at least one year) on a trailing twelve-month basis for the period ended March 31, 2018 were $2.4 million, in line with the prior-year comparable period.

•
Operating income for the quarter totaled $27 million, down $9 million from $36 million for the same period one year ago. Our operating income rate decreased to 6.9% of net sales, compared with 9.1% of net sales for the same period last year. The decrease in the operating income rate primarily resulted from temporary inefficiencies associated with operating two supply chains to support the new Sleep Number 360 smart beds and the previous core line of beds and the 1% decrease in net sales.

•	Net income for the quarter was $21 million, or $0.52 per diluted share, compared with $24 million, or $0.56 per diluted share, for the same period one year ago.

•
Cash provided by operating activities totaled $49 million for the three months ended March 31, 2018, compared with $87 million for the same period one year ago. The largest driver in the year-over-year change in operating cash flows resulted from the timing of performance-based incentive compensation payments. Investing activities for the current-year period included $9 million of property and equipment purchases, compared with $13 million for the same period last year.

•	At March 31, 2018, cash and cash equivalents totaled $2 million and we ended the quarter with $76 million of borrowings under our $300 million revolving credit facility.

•	In the first quarter of 2018, we repurchased 2.1 million shares of our common stock under our Board-approved share repurchase program at a cost of $75 million (an average of $36.16 per share).
The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	March 31, 2018		April 1, 2017
Net sales	$388.6	100.0%	$393.9	100.0%
Cost of sales	151.2	38.9%	147.4	37.4%
Gross profit	237.5	61.1%	246.5	62.6%

Operating expenses:
Sales and marketing	171.9	44.2%	169.3	43.0%
General and administrative	31.7	8.2%	33.8	8.6%
Research and development	6.9	1.8%	7.6	1.9%
Total operating expenses	210.6	54.2%	210.6	53.5%
Operating income	26.9	6.9%	35.8	9.1%
Other expense, net	(0.5)	(0.1%)	(0.1)	0.0%
Income before income taxes	26.4	6.8%	35.7	9.1%
Income tax expense	5.8	1.5%	11.2	2.9%
Net income	$20.5	5.3%	$24.5	6.2%

Net income per share:
Basic	$0.54		$0.57
Diluted	$0.52		$0.56

Weighted-average number of common shares:
Basic	38.2		42.8
Diluted	39.3		43.7

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Company-Controlled channel	98.8%	98.2%
Wholesale/Other channel	1.2%	1.8%
Total	100.0%	100.0%

Index

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Sales change rates:
Retail comparable-store sales(1)	(4%)	2%
Online and phone	7%	18%
Company-Controlled comparable sales change	(3%)	3%
Net opened/closed stores	2%	10%
Total Company-Controlled channel	(1%)	13%
Wholesale/Other channel	(37%)	(23%)
Total net sales change	(1%)	12%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Average sales per store(1) ($ in thousands)	$2,399	$2,365
Average sales per square foot(1)	$899	$926
Stores > $1 million in net sales(1)	98%	97%
Stores > $2 million in net sales(1)	60%	59%
Average revenue per mattress unit – Company-Controlled channel(2)	$4,421	$4,053

(1) Trailing-twelve months for stores included in our comparable-store sales calculation.
(2) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating was as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Beginning of period	556	540
Opened	13	16
Closed	(11)	(10)
End of period	558	546

Index

Comparison of Three Months Ended March 31, 2018 with Three Months Ended April 1, 2017

Net sales
Net sales decreased 1% to $389 million for the three months ended March 31, 2018, compared with $394 million for the same period one year ago. The 1% sales decrease resulted from a 3% comparable sales decline in our Company-Controlled channel; partially offset by 2 percentage points (ppt.) of growth from sales generated by 12 net new stores opened in the past 12 months.

We expected flat sales performance for the three months ended March 31, 2018, as we continued the transition to our full line of Sleep Number 360® smart beds. In May 2017, we began selling our i7 and i10 smart beds. We launched a third smart bed model (the p6) in December 2017. In April 2018, we launched the Sleep Number 360 p5 and i8 smart beds, our two most popular models. We remain on track to complete the phased implementation of our 360 smart bed line (c2 and c4 models) by the end of the summer of 2018. The Sleep Number 360 smart bed won 13 awards at CES, including being named the Best of Innovation Honoree in the Home Appliance category. It also recently received the 2018 Edison Silver Award for breakthrough product design and innovations in the Wellness Technology category.

The $5 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $12 million decrease in our Company-Controlled comparable net sales; and (ii) a $2 million decrease in Wholesale/Other channel sales; partially offset by (iii) a $9 million increase resulting from net store openings. Company-Controlled mattress unit sales decreased 9% compared with the prior year. Average revenue per mattress unit in our Company-Controlled channel increased by 9% to $4,421.

Gross profit
Gross profit of $237 million decreased by $9 million, or 4%, compared with $246 million for the same period one year ago. The gross profit rate was 61.1% of net sales for the three months ended March 31, 2018, compared with 62.6% for the prior-year comparable period. The current-year gross profit rate decline of 1.5 ppt. was primarily due to temporary inefficiencies associated with operating two supply chains to support the new Sleep Number 360 smart beds and the previous core line of beds. These inefficiencies or transition costs included higher freight and logistics costs, and supplier transition expenses. In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended March 31, 2018 increased to $172 million, or 44.2% of net sales, compared with $169 million, or 43.0% of net sales, for the same period one year ago. The 1.2 ppt. increase in the sales and marketing expense rate was mainly due to the planned investments in media spending which increased by 7% compared with the prior year.

General and administrative expenses
General and administrative (G&A) expenses totaled $32 million, or 8.2% of net sales, for the three months ended March 31, 2018, compared with $34 million, or 8.6% of net sales, in the prior-year period. The $2 million decrease in G&A expenses consisted primarily of the following: (i) a $1.4 million decrease in employee compensation resulting from a year-over-year decrease in performance-based incentive compensation; and (ii) a $0.6 million net decrease in miscellaneous other expenses. The G&A expense rate decreased by 0.4 ppt. in the current-year period compared with the same period one year ago due to the decrease in expenses discussed above, partially offset by the deleveraging impact of the 1% net sales decrease.

Income tax expense
Income tax expense was $6 million for the three months ended March 31, 2018, compared with $11 million for the same period one year ago. The effective income tax rate for the three months ended March 31, 2018 decreased to 22.1% from 31.5% for the prior-year period, reflecting the impact from the Tax Cuts and Jobs Act. Both periods' tax expense and effective tax rates included stock-based compensation excess tax benefits. See Note 12, Income Taxes, for further information.

Index

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value. Our business model, which can operate with minimal working capital, does not require additional capital from external sources to fund operations or organic growth. Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $300 million revolving credit facility. The cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

As of March 31, 2018, cash and cash equivalents totaled $2 million compared with $4 million as of December 30, 2017. Available borrowing capacity under our revolving credit facility was $221 million at March 31, 2018. The $1.3 million decrease in cash, cash equivalents and restricted cash was primarily due to $49 million of cash provided by operating activities and a $36 million increase in short-term borrowings, which was more than offset by $9 million of cash used to purchase property and equipment and $78 million of cash used to repurchase our common stock ($75 million under our Board-approved share repurchase program and $3 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	March 31, 2018	April 1, 2017
Total cash provided by (used in):
Operating activities	$49.3	$86.9
Investing activities	(8.7)	(13.2)
Financing activities	(41.8)	(52.0)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1.3)	$21.7

Cash provided by operating activities for the three months ended March 31, 2018 was $49 million compared with $87 million for the three months ended April 1, 2017. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $4 million decrease in net income for the three months ended March 31, 2018, compared with the same period one year ago; (ii) a $19 million fluctuation in accrued compensation and benefits that primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was accrued and paid in the two comparable periods (lower incentive compensation paid in the first quarter of 2017; lower incentive compensation accrued in the first quarter of 2018); and (iii) an $11 million fluctuation in inventory resulting from temporarily higher than normal inventory levels as of March 31, 2018 to support the roll-out of new products, including our new Sleep Number 360 smart beds.

Net cash used in investing activities to purchase property and equipment was $9 million for the three months ended March 31, 2018, compared with $13 million for the same period one year ago.

Net cash used in financing activities was $42 million for the three months ended March 31, 2018, compared with $52 million for the same period one year ago. During the three months ended March 31, 2018, we repurchased $78 million of our stock ($75 million under our Board-approved share repurchase program and $3 million in connection with the vesting of employee restricted stock awards) compared with $55 million ($50 million under our Board-approved share repurchase program and $5 million in connection with the vesting of employee restricted stock awards) during the same period one year ago. Short-term borrowings increased by $36 million during the current-year period primarily due to the increase in borrowings under our revolving credit facility to $76 million, partially offset by a decrease in book overdrafts which are included in the net change in short-term borrowings.

Under our Board-approved share repurchase program, we repurchased 2.1 million shares at a cost of $75 million (an average of $36.16 per share) during the three months ended March 31, 2018. During the three months ended April 1, 2017, we repurchased 2.2 million shares at a cost of $50 million (an average of $22.49 per share). Effective as of October 1, 2017, our Board approved an increase in our total remaining share repurchase authorization to $500 million. There is no expiration date governing the period over which we can repurchase shares.

In February 2018, we amended our revolving credit facility to increase our net aggregate availability from $153 million to $300 million. We maintained the accordion feature which allows us to increase the amount of the credit facility from $300 million to $450 million, subject to lenders' approval. There were no other changes to the credit agreement's terms and conditions.

Index

As of March 31, 2018, we had $76 million of borrowings under credit facility and $3 million in outstanding letters of credit. Our available borrowing capacity was $221 million. We were in compliance with all financial covenants. The credit facility matures in February 2023. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio.

The credit facility is for general corporate purposes and is utilized to meet our seasonal working capital requirements. We currently expect to maintain a modest amount of outstanding borrowings under our credit facility.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2018, we were in compliance with all financial covenants.

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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income	$20,548	$24,461	$61,164	$62,909
Income tax expense	5,828	11,229	20,560	28,913
Interest expense	527	182	1,320	887
Depreciation and amortization	15,612	16,152	60,537	59,305
Stock-based compensation	3,084	3,704	15,143	11,899
Asset impairments	—	—	244	59
Adjusted EBITDA	$45,599	$55,728	$158,968	$163,972

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net cash provided by operating activities	$49,256	$86,869	$134,994	$174,533
Subtract: Purchases of property and equipment	8,805	13,211	55,423	58,774
Free cash flow	$40,451	$73,658	$79,571	$115,759

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

	Trailing-Twelve Months Ended
	March 31, 2018	April 1, 2017
Net operating profit after taxes (NOPAT)
Operating income	$82,987	$92,580
Add: Rent expense(1)	74,933	69,217
Add: Interest income	56	128
Less: Depreciation on capitalized operating leases(2)	(19,266)	(17,550)
Less: Income taxes(3)	(41,486)	(48,050)
NOPAT	$97,224	$96,325

Average invested capital
Total equity	$35,997	$134,151
Less: Cash greater than target(4)	—	—
Add: Long-term debt(5)	75,800	—
Add: Capitalized operating lease obligations(6)	599,464	553,736
Total invested capital at end of period	$711,261	$687,887
Average invested capital(7)	$688,758	$692,896
Return on invested capital (ROIC)(8)	14.1%	13.9%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 29.9% and 33.3% for 2018 and 2017, respectively.

(4) Cash greater than target is defined as cash, cash equivalents and marketable debt securities less customer prepayments in excess of $100 million.

(5) Long-term debt includes existing capital lease obligations, if applicable. In conjunction with increasing our revolving credit facility to $300 million in the first quarter of 2018, we include borrowings under that agreement, including borrowings classified as short term.

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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations

As of March 31, 2018, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases and $3.5 million in outstanding letters of credit, we do not have any off-balance-sheet financing.

There has been no material changes in our contractual obligations, other than in the ordinary course of business, since the end of fiscal 2017. See Note 6, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 for additional information regarding our other contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Other than the adoption of the new revenue recognition guidance as described in Note 1, Business and Summary of Significant Accounting Policies and Note 2, Revenue Recognition, there were no other significant changes in our critical accounting policies since the end of fiscal 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, net income would decrease by $0.6 million based on the $76 million of borrowings under our revolving credit facility at March 31, 2018. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Sleep Number alleging that Sleep Number violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Sleep Number beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Sleep Number removed the case to the United States District Court for the District of New Jersey, which subsequently granted Sleep Number’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court accepted the certified questions and on April 16, 2018, ruled in our favor on one of the two questions, holding that a consumer only has standing to bring a claim under the relevant statute if the consumer has been harmed by the defendant's conduct. As a result, we expect that the Third Circuit will uphold the lower Court's dismissal of the case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
December 31, 2017 through January 27, 2018	332,867	$38.50	330,605	$452,271,000
January 28, 2018 through February 24, 2018	471,269	36.32	468,206	435,266,000
February 25, 2018 through March 31, 2018	1,344,896	35.48	1,275,065	390,000,000
Total	2,149,032	$36.13	2,073,876	$390,000,000

(1)
Under our Board-approved $500 million share repurchase program, we repurchased 2,073,876 shares of our common stock at a cost of $75 million (based on trade dates) during the three months ended March 31, 2018.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 75,156 shares of our common stock at a cost of $3 million during the three months ended March 31, 2018.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 1, 2018, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 30, 2017; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and April 1, 2017; (iii) Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and April 1, 2017; and (v) Notes to Condensed Consolidated Financial Statements.
Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	May 2, 2018	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)