Form 10-Q
period 2018-06-30
Sleep Number Corp
filed 2018-08-03
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2018, 34,893,000 shares of the Registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	June 30, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$2,407	$3,651
Accounts receivable, net of allowance for doubtful accounts of $547 and $714, respectively	22,065	19,312
Inventories	90,241	84,298
Income taxes receivable	6,527	—
Prepaid expenses	10,580	17,565
Other current assets	26,399	27,665
Total current assets	158,219	152,491

Non-current assets:
Property and equipment, net	202,378	208,646
Goodwill and intangible assets, net	76,497	77,588
Deferred income taxes	—	2,625
Other non-current assets	33,256	30,484
Total assets	$470,350	$471,834

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Borrowings under revolving credit facility	$182,500	$24,500
Accounts payable	100,996	129,194
Customer prepayments	28,136	27,767
Accrued sales returns	16,527	19,270
Compensation and benefits	24,688	34,602
Taxes and withholding	9,078	24,234
Other current liabilities	48,065	46,822
Total current liabilities	409,990	306,389

Non-current liabilities:
Deferred income taxes	4,587	—
Other non-current liabilities	76,927	76,289
Total liabilities	491,504	382,678

Shareholders’ (deficit) equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 34,893 and 38,813 shares issued and outstanding, respectively	349	388
Additional paid-in capital	—	—
(Accumulated deficit) retained earnings	(21,503)	88,768
Total shareholders’ (deficit) equity	(21,154)	89,156
Total liabilities and shareholders’ (deficit) equity	$470,350	$471,834

See accompanying notes to condensed consolidated financial statements.

Index

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$316,338	$284,673	$704,971	$678,572
Cost of sales	127,450	108,054	278,606	255,494
Gross profit	188,888	176,619	426,365	423,078

Operating expenses:
Sales and marketing	151,106	144,498	323,023	313,764
General and administrative	28,828	28,819	60,562	62,588
Research and development	6,868	6,363	13,793	13,959
Total operating expenses	186,802	179,680	397,378	390,311
Operating income (loss)	2,086	(3,061)	28,987	32,767
Other expense, net	1,453	282	1,978	420
Income (loss) before income taxes	633	(3,343)	27,009	32,347
Income tax (benefit) expense	(3,111)	(2,565)	2,717	8,664
Net income (loss)	$3,744	$(778)	$24,292	$23,683

Basic net income (loss) per share:
Net income (loss) per share – basic	$0.10	$(0.02)	$0.65	$0.56
Weighted-average shares – basic	36,138	41,716	37,191	42,233
Diluted net income (loss) per share:
Net income (loss) per share – diluted	$0.10	$(0.02)	$0.64	$0.55
Weighted-average shares – diluted	36,844	41,716	38,096	43,080

See accompanying notes to condensed consolidated financial statements.

Index

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ (Deficit) Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 30, 2017	38,813	$388	$—	$88,768	$89,156
Net income	—	—	—	24,292	24,292
Exercise of common stock options	124	1	1,595	—	1,596
Stock-based compensation	254	3	6,739	—	6,742
Repurchases of common stock	(4,298)	(43)	(8,334)	(134,563)	(142,940)
Balance at June 30, 2018	34,893	$349	$—	$(21,503)	$(21,154)

See accompanying notes to condensed consolidated financial statements.

Index

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$24,292	$23,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,089	31,177
Stock-based compensation	6,742	7,876
Net loss on disposals and impairments of assets	15	2
Deferred income taxes	7,212	4,974
Changes in operating assets and liabilities:
Accounts receivable	(2,753)	(4,781)
Inventories	(5,943)	5,170
Income taxes	(19,075)	(14,532)
Prepaid expenses and other assets	8,242	2,110
Accounts payable	(4,859)	11,858
Customer prepayments	369	19,518
Accrued compensation and benefits	(9,944)	9,834
Other taxes and withholding	(2,608)	(6,032)
Other accruals and liabilities	(3,648)	(2,050)
Net cash provided by operating activities	29,131	88,807

Cash flows from investing activities:
Purchases of property and equipment	(21,341)	(27,132)
Proceeds from sales of property and equipment	70	—
Net cash used in investing activities	(21,271)	(27,132)

Cash flows from financing activities:
Repurchases of common stock	(142,940)	(80,094)
Net increase in short-term borrowings	133,253	3,098
Proceeds from issuance of common stock	1,596	2,654
Debt issuance costs	(1,013)	(10)
Net cash used in financing activities	(9,104)	(74,352)

Net decrease in cash, cash equivalents and restricted cash	(1,244)	(12,677)
Cash, cash equivalents and restricted cash, at beginning of period	3,651	14,759
Cash, cash equivalents and restricted cash, at end of period	$2,407	$2,082

See accompanying notes to condensed consolidated financial statements.

Index

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 of Sleep Number Corporation and 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of June 30, 2018 and December 30, 2017, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

The cumulative effect of the changes made to our consolidated balance sheet as of December 31, 2017 resulting from the adoption of the new revenue guidance was not material and did not impact opening retained earnings. The impact on the timing of net sales for the three and six months ended June 30, 2018, as a result of applying the new guidance, was not material.

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

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting Guidance Issued but Not Yet Adopted as of June 30, 2018

In February 2016, the FASB issued ASC Topic 842, Leases, that requires most leases to be recognized on the balance sheet and expands disclosure requirements. The provisions of this new guidance permit us to utilize a prospective approach, with elective reliefs. We are the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases. This new guidance is effective for us beginning December 30, 2018 and we are in the process of implementing a new lease accounting system in connection with the adoption. While we expect a material impact to our consolidated balance sheet as a result of the adoption of this new guidance, we continue to evaluate the effect of the new standard on our consolidated financial statements and related disclosures. We also expect that adoption of the new guidance will require changes to our internal controls over financial reporting.

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
Our beds sold with SleepIQ® technology contain multiple performance obligations including the bed and SleepIQ’s hardware and software. We analyze our multiple performance obligation(s) to determine whether they are distinct and can be separated or whether they must be accounted for as a single performance obligation. We determined that the beds sold with the SleepIQ technology have two performance obligations consisting of: (i) the bed; and (ii) SleepIQ's hardware and software. SleepIQ’s hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware’s functionality. We determine the transaction price for multiple performance obligations based on their relative standalone selling prices. The performance obligation related to the bed is satisfied at a point in time. The performance obligation related to SleepIQ technology is satisfied over time based on the ongoing access and usage by the customer of software essential to the functionality of SleepIQ technology. The deferred revenue and costs related to SleepIQ technology are recognized on a straight-line basis over the product’s estimated life of four years because our inputs are generally expended evenly throughout the performance period.

At June 30, 2018 and December 30, 2017, we had deferred contract liabilities of $71 million and $73 million, of which $31 million and $30 million are included in other current liabilities, respectively, and $40 million and $43 million are included in other non-current liabilities, respectively, in our consolidated balance sheets. We also had deferred contract assets of $45 million and $43 million, of which $19 million and $17 million are included in other current assets, respectively, and $26 million and $26 million are included in other non-current assets, respectively, in our consolidated balance sheets. During the three and six months ended June 30, 2018, we recognized revenue of $8 million and $16 million, respectively, that was included in the deferred contract liability balance at the beginning of the period.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 97% and 98% of our revenues for the three and six months ended June 30, 2018, respectively.

Net sales from each of our channels was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Retail	$286,853	$642,922
Online and phone	24,927	52,894
Company-Controlled channel	311,780	695,816
Wholesale/Other channel	4,558	9,155
Total	$316,338	$704,971

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

	Six Months Ended
	June 30, 2018	July 1, 2017
Balance at beginning of year	$19,270	$15,222
Additions that reduce net sales	36,555	32,434
Deductions from reserves	(39,298)	(35,054)
Balance at end of period	$16,527	$12,602

3. Fair Value Measurements

At June 30, 2018 and December 30, 2017, we had $5 million and $4 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $5 million and $4 million at June 30, 2018 and December 30, 2017, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

4. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2018	December 30, 2017
Raw materials	$4,285	$6,577
Work in progress	214	170
Finished goods	85,742	77,551
	$90,241	$84,298

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64 million at June 30, 2018 and December 30, 2017. Indefinite-lived trade name/trademarks totaled $1.4 million at June 30, 2018 and December 30, 2017.

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	June 30, 2018		December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$7,796	$18,851	$6,705
Trade names/trademarks	101	101	101	101
	$18,952	$7,897	$18,952	$6,806

Amortization expense for the three months ended June 30, 2018 and July 1, 2017, was $0.5 million and $0.5 million, respectively. Amortization expense for the six months ended June 30, 2018 and July 1, 2017, was $1.1 million and $2.1 million, respectively.

6. Credit Agreement

Our $300 million credit facility is for general corporate purposes and is also utilized to meet our seasonal working capital requirements. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $300 million to $450 million, subject to lenders' approval. The credit agreement matures in February 2023. We were in compliance with all financial covenants as of June 30, 2018.

The following tables summarizes our borrowings under the credit facility ($ in thousands):

	June 30, 2018	December 30, 2017
Outstanding borrowings	$182,500	$24,500
Outstanding letters of credit	$3,450	$3,150
Additional borrowing capacity	$114,050	$125,500
Weighted-average interest rate	3.6%	3.1%

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Amount repurchased under Board-approved share repurchase program	$65,000	$25,000	$140,000	$75,000
Amount repurchased in connection with the vesting of employee restricted stock grants	292	300	2,940	5,094
Total amount repurchased	$65,292	$25,300	$142,940	$80,094

As of June 30, 2018, the remaining authorization under our Board-approved share repurchase program was $325 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to (accumulated deficit) retained earnings.

8. Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Stock awards	$2,996	$3,584	$5,488	$6,720
Stock options	662	588	1,254	1,156
Total stock-based compensation expense	3,658	4,172	6,742	7,876
Income tax benefit	896	1,406	1,652	2,654
Total stock-based compensation expense, net of tax	$2,762	$2,766	$5,090	$5,222

9. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended June 30, 2018 and July 1, 2017, our contributions, net of forfeitures, were $1.3 million and $1.2 million, respectively. During the six months ended June 30, 2018 and July 1, 2017, our contributions, net of forfeitures, were $2.7 million and $2.5 million, respectively.

10. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest expense	$(1,454)	$(288)	$(1,981)	$(470)
Interest income	1	6	3	50
Other expense, net	$(1,453)	$(282)	$(1,978)	$(420)

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income (Loss) per Common Share

The components of basic and diluted net income (loss) per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$3,744	$(778)	$24,292	$23,683

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	36,138	41,716	37,191	42,233
Dilutive effect of stock-based awards	706	—	905	847
Diluted weighted-average shares outstanding	36,844	41,716	38,096	43,080

Net income (loss) per share – basic	$0.10	$(0.02)	$0.65	$0.56
Net income (loss) per share – diluted	$0.10	$(0.02)	$0.64	$0.55

For the three months ended June 30, 2018 and the six months ended June 30, 2018 and July 1, 2017, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial. For the three months ended July 1, 2017, potentially dilutive stock-based awards have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on our net loss per diluted share.

12. Income Taxes

As a result of the enactment of the Tax Cuts and Jobs Act (TCJA), we recorded a provisional tax benefit of $1.7 million in the fourth quarter of 2017 based on our initial analysis of the TCJA using the best information and estimates available. During the second quarter 2018, we updated our provisional tax benefit based on new information, including a tax planning analysis, and recorded an additional $2.9 million provisional tax benefit.

Due to the significant complexity of the TCJA, anticipated further guidance from the U.S. Treasury, the potential for additional guidance from the SEC/ FASB, or other new information becoming available, our provisional tax benefit may be further adjusted during 2018. Our provisional estimate is expected to be finalized no later than the fourth quarter of 2018. Further guidance and additional information regarding the TCJA may also impact our 2018 effective income tax rate, exclusive of any adjustment to the provisional tax benefit.

13. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	June 30, 2018	July 1, 2017
Balance at beginning of year	$9,320	$8,633
Additions charged to costs and expenses for current-year sales	6,106	4,243
Deductions from reserves	(5,790)	(3,665)
Changes in liability for pre-existing warranties during the current year, including expirations	132	(55)
Balance at end of period	$9,768	$9,156

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Sleep Number alleging that Sleep Number violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Sleep Number beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Sleep Number removed the case to the United States District Court for the District of New Jersey, which subsequently granted Sleep Number’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court accepted the certified questions and on April 16, 2018, ruled in our favor on one of the two questions, holding that a consumer only has standing to bring a claim under the relevant statute if the consumer has been harmed by the defendant's conduct. The Third Circuit has remanded the case to the federal district court for further analysis consistent with the New Jersey Supreme Court’s opinion. As a result, we expect that the federal district court will dismiss any claims that Plaintiffs attempt to pursue consistent with the guidance set forth by the New Jersey Supreme Court.

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

These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;

•	The effectiveness of our marketing messages;

•	The efficiency of our advertising and promotional efforts;

•	Our ability to execute our Company-Controlled distribution strategy;

•	Our ability to achieve and maintain acceptable levels of product and service quality, and acceptable product return and warranty claims rates;

•	Our ability to continue to improve and expand our product line, and consumer acceptance of our products, product quality, innovation and brand image;

•	Industry competition, the emergence of additional competitive products and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;

•	The potential for claims that our products, processes, advertising or trademarks infringe the intellectual property rights of others;

•	Availability of attractive and cost-effective consumer credit options;

•	Shortages in supply due to “just-in-time” manufacturing processes with minimal levels of inventory utilized for some of our products, or due to global shortages of electronic componentry;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities, including the potential for shortages in supply;

•	Risks of disruption in the operation of either of our two main manufacturing facilities;

•	Increasing government regulation and the costs of compliance and risks of non-compliance with existing and new regulations;

•	Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;

•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;

•	The costs and potential disruptions to our business related to upgrading our management information systems;

•
The vulnerability of our management information systems to attacks by hackers or other cyber threats that could compromise the security of our systems, result in a data breach or disrupt our business; and

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

We have a direct-to-consumer, vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number® beds. We offer consumers high-quality, individualized sleep solutions and services, including a complete line of Sleep Number beds, bases and bedding accessories. We are the pioneer in biometric sleep tracking and adjustability. SleepIQ® technology is a proprietary sensor technology that tracks each individual’s sleep and uses algorithms to automatically adjust the comfort level of each sleeper by working directly with our bed’s DualAir™ system. Through daily digital interactions that build lifelong relationships, SleepIQ technology also communicates how you slept and provides insights on what adjustments you can make to optimize your sleep and improve your daily life. Sleep Number also offers FlexFit™ adjustable bases, and Sleep Number pillows, sheets and other bedding products. As a national specialty mattress retailer, we provide customers a cohesive experience across our Sleep Number stores, online at SleepNumber.com or via phone at (800)753-3768.

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

We are the only vertically integrated bed manufacturer/retailer in the U.S. We have two manufacturing plants that distribute Sleep
Number products. We offer mattress home delivery and installation, and maintain an in-house customer service department. This integration enables operational synergies and efficiencies, and a strong working capital position. Vertical integration allows us to build a long-term loyal customer relationship as we service the consumer through the full purchase and ownership cycle. This relationship with our customer creates a productive cycle of referral and repeat business.

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

Highlights

Financial highlights for the period ended June 30, 2018 were as follows:

•
Net sales for the three months ended June 30, 2018 increased 11% to $316 million, compared with $285 million for the same period one year ago. Net sales for the comparable period one year ago were affected by an approximately $25 million shift in sales from our second quarter to our third quarter as a result of a delay in deliveries and shipments related to an inventory shortage at a new supplier.

•
The 11% sales increase resulted from a 9% comparable sales increase in our Company-Controlled channel and 3 percentage points (ppt.) of growth from sales generated by 16 net new stores opened in the past 12 months.

•
The transition to our full line of Sleep Number 360® smart beds continued during the quarter and is now complete. In May 2017, we began selling our i7 and i10 smart beds. We launched a third smart bed model (the p6) in December 2017. In April 2018, we

Index

introduced the Sleep Number 360 p5 and i8 smart beds, our two most popular models. Our c4 and c2 models completed the transition in June and July 2018, respectively. The Sleep Number 360 smart bed won 13 awards at CES 2017, including being named the Best of Innovation Honoree in the Home Appliance category. It also received the 2018 Edison Silver Award for breakthrough product design and innovation in the Wellness Technology category.

•
Sales per store (Company-Controlled channel sales for stores open at least one year) on a trailing twelve-month basis for the period ended June 30, 2018 totaled $2.6 million, 4% higher than the same period one-year ago.

•
Operating income for the three months ended June 30, 2018 was $2 million, a $5 million increase from an operating loss of $3 million for the prior-year period. Our operating income rate increased to 0.7% of net sales, compared with an operating loss rate of 1.1% of net sales for the same period last year. The current-period's operating income rate benefited from operating expense controls and sales leverage which mitigated the lower gross profit rate. Prior year's operating loss was affected by the sales shift discussed above.

•
Net income for the three months ended June 30, 2018 was $4 million, or $0.10 per diluted share, compared with a net loss of $1 million, or $(0.02) per diluted share, for the same period one year ago. The current quarter includes a one-time tax planning benefit of $2.9 million, or $0.08 per diluted share, associated with the new Tax Cuts and Jobs Act.

•
Cash provided by operating activities totaled $29 million for the six months ended June 30, 2018, compared with $89 million for the same period one year ago. The largest drivers in the year-over-year change in operating cash flows resulted from the timing of performance-based incentive compensation payments and expenses, fluctuations in customer prepayments resulting from higher than normal prepayments at July 1, 2017 (delayed deliveries and shipments due to an inventory shortage from one of our new suppliers) and year-over-year changes in inventory levels. Investing activities for the current-year period included $21 million of property and equipment purchases, compared with $27 million for the same period last year.

•	At June 30, 2018, cash and cash equivalents totaled $2 million and we ended the quarter with $183 million of borrowings under our $300 million revolving credit facility.

•
In the second quarter of 2018, we repurchased 2.1 million shares of our common stock under our Board-approved share repurchase program at a cost of $65 million (an average of $30.36 per share). As of June 30, 2018, the remaining authorization under our Board-approved share repurchase program was $325 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	June 30, 2018		July 1, 2017		June 30, 2018		July 1, 2017
Net sales	$316.3	100.0%	$284.7	100.0%	$705.0	100.0%	$678.6	100.0%
Cost of sales	127.5	40.3%	108.1	38.0%	278.6	39.5%	255.5	37.7%
Gross profit	188.9	59.7%	176.6	62.0%	426.4	60.5%	423.1	62.3%

Operating expenses:
Sales and marketing	151.1	47.8%	144.5	50.8%	323.0	45.8%	313.8	46.2%
General and administrative	28.8	9.1%	28.8	10.1%	60.6	8.6%	62.6	9.2%
Research and development	6.9	2.2%	6.4	2.2%	13.8	2.0%	14.0	2.1%
Total operating expenses	186.8	59.1%	179.7	63.1%	397.4	56.4%	390.3	57.5%
Operating income	2.1	0.7%	(3.1)	(1.1%)	29.0	4.1%	32.8	4.8%
Other expense, net	1.5	0.5%	0.3	0.1%	2.0	0.3%	0.4	0.1%
Income before income taxes	0.6	0.2%	(3.3)	(1.2%)	27.0	3.8%	32.3	4.8%
Income tax (benefit) expense	(3.1)	(1.0%)	(2.6)	(0.9%)	2.7	0.4%	8.7	1.3%
Net income	$3.7	1.2%	$(0.8)	(0.3%)	$24.3	3.4%	$23.7	3.5%

Net income per share:
Basic	$0.10		$(0.02)		$0.65		$0.56
Diluted	$0.10		$(0.02)		$0.64		$0.55

Weighted-average number of common shares:
Basic	36.1		41.7		37.2		42.2
Diluted	36.8		41.7		38.1		43.1

Index

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Company-Controlled channel	98.6%	97.7%	98.7%	98.0%
Wholesale/Other channel	1.4%	2.3%	1.3%	2.0%
Total	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Sales change rates:
Retail comparable-store sales(1)	8%	(6%)	1%	(1%)
Online and phone	19%	26%	12%	22%
Company-Controlled comparable sales change	9%	(4%)	2%	0%
Net opened/closed stores	3%	8%	3%	9%
Total Company-Controlled channel	12%	4%	5%	9%
Wholesale/Other channel	(29%)	(31%)	(33%)	(27%)
Total net sales change	11%	3%	4%	8%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Average sales per store(1) ($ in thousands)	$2,645	$2,535
Average sales per square foot(1)	$985	$983
Stores > $1 million in net sales(2)	98%	97%
Stores > $2 million in net sales(2)	63%	58%
Average revenue per mattress unit – Company-Controlled channel(3)	$4,508	$4,306	$4,459	$4,155

(1) Trailing twelve months Company-Controlled comparable sales per store open at least one year.
(2) Trailing-twelve months for stores open at least one year.
(3) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Beginning of period	558	546	556	540
Opened	11	8	24	24
Closed	(4)	(5)	(15)	(15)
End of period	565	549	565	549

Index

Comparison of Three Months Ended June 30, 2018 with Three Months Ended July 1, 2017

Net sales
Net sales increased 11% to $316 million for the three months ended June 30, 2018, compared with $285 million for the same period one year ago. Net sales for the comparable period one year ago were affected by an approximately $25 million shift in sales from our second quarter to our third quarter as a result of a delay in deliveries and shipments related to an inventory shortage at a new supplier.
The 11% sales increase resulted from a 9% comparable sales increase in our Company-Controlled channel and 3 percentage points (ppt.) of growth from sales generated by 16 net new stores opened in the past 12 months.

The $32 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $25 million increase in our Company-Controlled comparable net sales; and (ii) a $9 million increase resulting from net store openings; partially offset by (iii) a $2 million decrease in Wholesale/Other channel sales. Company-Controlled mattress unit sales increased 7% compared with the prior year. Average revenue per mattress unit in our Company-Controlled channel increased by 5% to $4,508.

The transition to our full line of Sleep Number 360® smart beds continued during the quarter and is now complete. In May 2017, we began selling our i7 and i10 smart beds. We launched a third smart bed model (the p6) in December 2017. In April 2018, we introduced the Sleep Number 360 p5 and i8 smart beds, our two most popular models. Our c4 and c2 models completed the transition in June and July 2018, respectively. The Sleep Number 360 smart bed won 13 awards at CES 2017, including being named the Best of Innovation Honoree in the Home Appliance category. It also received the 2018 Edison Silver Award for breakthrough product design and innovation in the Wellness Technology category.

Gross profit
Gross profit of $189 million increased by $12 million, or 7%, compared with $177 million for the same period one year ago. The gross profit rate was 59.7% of net sales for the three months ended June 30, 2018, compared with 62.0% for the prior-year comparable period. The current-year gross profit rate decline of 2.3 ppt. was primarily due to: (i) 1.2 ppt. of temporary inefficiencies resulting from operating two product lines and closeout sales; and (ii) 1.1 ppt. mainly due to a higher mix of lower-margin sourced products, including FlexFit™ adjustable bases, and inflation impacts. These inefficiencies or transition costs included higher freight and logistics costs, and supplier transition expenses. In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended June 30, 2018 increased to $151 million, or 47.8% of net sales, compared with $144 million, or 50.8% of net sales, for the same period one year ago. The 3.0 ppt. decrease in the sales and marketing expense rate was mainly due to the leveraging impact of the 11% net sales increase (see net sales commentary above).

General and administrative expenses
General and administrative (G&A) expenses totaled $29 million, consistent with the prior-year period. During the three months ended June 30, 2018, a $0.6 million increase in employee compensation resulting primarily from salary and wage rate changes that were in line with inflation were offset by a decrease in miscellaneous other expenses. The G&A expense rate decreased by 1.0 ppt. to 9.1% of net sales in the current-year period compared with 10.1% for the same period one year ago due to the leveraging impact of the 11% net sales increase (see net sales commentary above).

Income tax benefit
Income tax benefit was $3.1 million for the three months ended June 30, 2018, compared with $2.6 million in the same period one year ago. The income tax benefit and effective income tax rate for the three months ended June 30, 2018 was impacted by changes associate with the Tax Cuts and Jobs Act, including a $2.9 million increase in the 2017 provisional tax benefit. See Note 12, Income Taxes, for further information.

Index

Comparison of Six Months Ended June 30, 2018 with Six Months Ended July 1, 2017

Net sales
Net sales increased 4% to $705 million for the six months ended June 30, 2018, compared with $679 million for the same period one year ago. Net sales for the comparable period one year ago were affected by an approximately $25 million shift in sales from our second quarter to our third quarter as a result of a delay in deliveries and shipments related to an inventory shortage at a new supplier. The sales change was comprised of 3 percentage points (ppt.) of growth from sales generated by 16 net new stores opened in the past 12 months and a 2% comparable sales increase in our Company-Controlled channel, partially offset by a decrease in Wholesale/Other channel sales.

The $26 million net sales increase compared with the same period one year ago was comprised of the following: (i) an $18 million increase resulting from net store openings; and (ii) a $13 million increase in sales from our Company-Controlled comparable sales; partially offset by (iii) a $5 million decrease in Wholesale/Other channel sales. Company-Controlled mattress units decreased 2% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 7%.

Gross profit
Gross profit of $426 million for the six months ended June 30, 2018 increased by $3 million, or 1%, compared with $423 million for the same period one year ago. The gross profit rate decreased to 60.5% of net sales for the first six months of 2018, compared with 62.3% for the prior-year period. The current-year gross profit rate decline of 1.8 ppt. was primarily due to: (i) 1.1 ppt. from a higher mix of lower-margin sourced products, including FlexFit™ adjustable bases; and (ii) 0.7 ppt. resulting primarily from temporary inefficiencies resulting from operating two product lines and closeout sales. In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the six months ended June 30, 2018 increased to $323 million compared with $314 million for the same period one year ago, and decreased to 45.8% of net sales compared with 46.2% of net sales last year. The 0.4 ppt. decrease in the sales and marketing expense rate was mainly due to the leveraging impact of the 4% net sales increase (see net sales commentary above).

General and administrative expenses
General and administrative (G&A) expenses totaled $61 million, or 8.6% of net sales, for the six months ended June 30, 2018, compared with $63 million, or 9.2% of net sales, in the prior-year period. The $2 million decrease in G&A expenses consisted primarily of the following: (i) a $0.8 million decrease in employee compensation resulting from a year-over-year decrease in performance-based incentive compensation; and (ii) a $1.2 million net decrease in miscellaneous other expenses. The G&A expense rate decreased by 0.6 ppt. in the current-year period compared with the same period one year ago due to the decrease in expenses discussed above and leveraging impact of the 4% sales increase (see net sales commentary above).

Income tax expense
Income tax expense was $3 million for the six months ended June 30, 2018, compared with $9 million for the same period one year ago. The effective tax rate for the six months ended June 30, 2018 was 10.1% compared with 26.8% for the prior-year period reflecting the changes associate with the Tax Cuts and Jobs Act, including a $2.9 million increase in the 2017 provisional tax benefit. Both periods' tax expense and effective tax rates included stock-based compensation excess tax benefits. See Note 12, Income Taxes, for further information.

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

As of June 30, 2018, cash and cash equivalents totaled $2.4 million compared with $3.7 million as of December 30, 2017. Available borrowing capacity under our revolving credit facility was $114 million at June 30, 2018. The $1.2 million decrease in cash, cash equivalents and restricted cash was primarily due to $29 million of cash provided by operating activities and a $133 million increase in short-term borrowings, which was more than offset by $21 million of cash used to purchase property and equipment, and $143 million of cash used to repurchase our common stock ($140 million under our Board-approved share repurchase program and $3 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	June 30, 2018	July 1, 2017
Total cash provided by (used in):
Operating activities	$29.1	$88.8
Investing activities	(21.3)	(27.1)
Financing activities	(9.1)	(74.4)
Net decrease in cash, cash equivalents and restricted cash	$(1.2)	$(12.7)

Cash provided by operating activities for the six months ended June 30, 2018 was $29 million compared with $89 million for the six months ended July 1, 2017. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $20 million fluctuation in accrued compensation and benefits that primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was accrued and paid in the two comparable periods (lower incentive compensation paid 2017; lower incentive compensation accrued in the first six months of 2018); (ii) a $19 million fluctuation in customer prepayments resulting mainly from higher than normal prepayments at July 1, 2017 (delayed deliveries and shipments due to an inventory shortage from one of our new suppliers); and (iii) an $11 million fluctuation in inventory resulting from temporarily higher than normal inventory levels at June 30, 2018 (to support the roll-out of new products, including our new Sleep Number 360 smart beds) and temporarily lower than normal inventory levels at July 1, 2017 (due to an inventory shortage from one of our new suppliers).

Net cash used in investing activities to purchase property and equipment was $21 million for the six months ended June 30, 2018, compared with $27 million for the same period one year ago.

Net cash used in financing activities was $9 million for the six months ended June 30, 2018, compared with $74 million for the same period one year ago. During the six months ended June 30, 2018, we repurchased $143 million of our stock ($140 million under our Board-approved share repurchase program and $3 million in connection with the vesting of employee restricted stock awards) compared with $80 million ($75 million under our Board-approved share repurchase program and $5 million in connection with the vesting of employee restricted stock awards) during the same period one year ago. Short-term borrowings increased by $133 million during the current-year period primarily due to the increase in borrowings under our revolving credit facility to $183 million, partially offset by a decrease in book overdrafts which are included in the net change in short-term borrowings.

Under our Board-approved share repurchase program, we repurchased 4.2 million shares at a cost of $140 million (an average of $33.22 per share) during the six months ended June 30, 2018. During the six months ended July 1, 2017, we repurchased 3.1 million shares at a cost of $75 million (an average of $24.57 per share). As of June 30, 2018, the remaining authorization under our Board-approved share repurchase program was $325 million. There is no expiration date governing the period over which we can repurchase shares.

In February 2018, we amended our revolving credit facility to increase our net aggregate availability from $153 million to $300 million. We maintained the accordion feature which allows us to increase the amount of the credit facility from $300 million to $450 million, subject to lenders' approval. There were no other changes to the credit agreement's terms and conditions.

Index

As of June 30, 2018, we had $183 million of borrowings under credit facility and $3 million in outstanding letters of credit. Our available borrowing capacity was $114 million. We were in compliance with all financial covenants. The credit facility matures in February 2023. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit facility is for general corporate purposes and is utilized to meet our seasonal working capital requirements.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2018, we were in compliance with all financial covenants.

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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$3,744	$(778)	$65,686	$60,715
Income tax (benefit) expense	(3,111)	(2,565)	20,014	25,597
Interest expense	1,454	288	2,486	924
Depreciation and amortization	15,326	14,918	60,945	60,170
Stock-based compensation	3,658	4,172	14,629	12,231
Asset impairments	85	2	327	47
Adjusted EBITDA	$21,156	$16,037	$164,087	$159,684

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net cash provided by operating activities	$29,131	$88,807	$112,931	$193,332
Subtract: Purchases of property and equipment	21,341	27,132	54,038	61,220
Free cash flow	$7,790	$61,675	$58,893	$132,112

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

	Trailing-Twelve Months Ended
	June 30, 2018	July 1, 2017
Net operating profit after taxes (NOPAT)
Operating income	$88,135	$87,124
Add: Rent expense(1)	76,215	70,815
Add: Interest income	50	112
Less: Depreciation on capitalized operating leases(2)	(19,640)	(17,956)
Less: Income taxes(3)	(43,934)	(46,095)
NOPAT	$100,826	$94,000

Average invested capital
Total equity	$(21,154)	$114,439
Add: Long-term debt(4)	183,405	—
Add: Capitalized operating lease obligations(5)	609,720	566,520
Total invested capital at end of period	$771,971	$680,959
Average invested capital(6)	$705,575	$690,524
Return on invested capital (ROIC)(7)	14.3%	13.6%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 30.3% and 32.9% for 2018 and 2017, respectively.

(4) Long-term debt includes existing capital lease obligations, if applicable. In conjunction with increasing our revolving credit facility to $300 million in the first quarter of 2018, we include borrowings under that agreement, including borrowings classified as short term.

(5) A multiple of eight times annual rent expense is used as an estimate for capitalizing our operating lease obligations. The methodology utilized aligns with the methodology of a nationally recognized credit rating agency.

(6) Average invested capital represents the average of the last five fiscal quarters' ending invested capital balances.

(7) ROIC equals NOPAT divided by average invested capital.

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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations

As of June 30, 2018, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases and $3 million in outstanding letters of credit, we do not have any off-balance-sheet financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, net income would decrease by $1.4 million based on the $183 million of borrowings under our revolving credit facility at June 30, 2018. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Sleep Number alleging that Sleep Number violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Sleep Number beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Sleep Number removed the case to the United States District Court for the District of New Jersey, which subsequently granted Sleep Number’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court accepted the certified questions and on April 16, 2018, ruled in our favor on one of the two questions, holding that a consumer only has standing to bring a claim under the relevant statute if the consumer has been harmed by the defendant's conduct. The Third Circuit has remanded the case to the federal district court for further analysis consistent with the New Jersey Supreme Court’s opinion. As a result, we expect that the federal district court will dismiss any claims that Plaintiffs attempt to pursue consistent with the guidance set forth by the New Jersey Supreme Court.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2018 through April 28, 2018	616,438	$33.19	610,258	$369,757,000
April 29, 2018 through May 26, 2018	712,304	28.60	711,933	349,396,000
May 27, 2018 through June 30, 2018	820,816	29.80	818,559	325,000,000
Total	2,149,558	$30.37	2,140,750	$325,000,000

(1)
Under our Board-approved $500 million share repurchase program, we repurchased 2,140,750 shares of our common stock at a cost of $65 million (based on trade dates) during the three months ended June 30, 2018.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 8,808 shares of our common stock at a cost of $0.3 million during the three months ended June 30, 2018.

(3)
There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing
10.1	Third Amendment to Retailer Program Agreement, dated June 26, 2018 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation(1)	Filed herewith
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on August 3, 2018, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 30, 2017; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and July 1, 2017; (iii) Condensed Consolidated Statement of Shareholders' (Deficit) Equity for the six months ended June 30, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and July 1, 2017; and (v) Notes to Condensed Consolidated Financial Statements.
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

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	August 3, 2018	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)