Form 10-Q
period 2018-09-29
Sleep Number Corp
filed 2018-11-02
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 29, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of September 29, 2018, 33,216,000 shares of the Registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	September 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$1,241	$3,651
Accounts receivable, net of allowance for doubtful accounts of $579 and $714, respectively	24,128	19,312
Inventories	90,980	84,298
Income taxes receivable	1,229	—
Prepaid expenses	9,772	17,565
Other current assets	31,007	27,665
Total current assets	158,357	152,491

Non-current assets:
Property and equipment, net	199,452	208,646
Goodwill and intangible assets, net	75,952	77,588
Deferred income taxes	—	2,625
Other non-current assets	36,307	30,484
Total assets	$470,068	$471,834

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Borrowings under revolving credit facility	$135,800	$24,500
Accounts payable	138,735	129,194
Customer prepayments	46,118	27,767
Accrued sales returns	20,535	19,270
Compensation and benefits	31,988	34,602
Taxes and withholding	15,951	24,234
Other current liabilities	49,858	46,822
Total current liabilities	438,985	306,389

Non-current liabilities:
Deferred income taxes	4,638	—
Other non-current liabilities	80,797	76,289
Total liabilities	524,420	382,678

Shareholders’ (deficit) equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 33,216 and 38,813 shares issued and outstanding, respectively	332	388
Additional paid-in capital	—	—
(Accumulated deficit) retained earnings	(54,684)	88,768
Total shareholders’ (deficit) equity	(54,352)	89,156
Total liabilities and shareholders’ (deficit) equity	$470,068	$471,834

See accompanying notes to condensed consolidated financial statements.

Index

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$414,779	$402,646	$1,119,750	$1,081,218
Cost of sales	164,262	149,181	442,868	404,675
Gross profit	250,517	253,465	676,882	676,543

Operating expenses:
Sales and marketing	188,458	174,800	511,481	488,564
General and administrative	29,385	32,645	89,947	95,233
Research and development	7,353	6,991	21,146	20,950
Total operating expenses	225,196	214,436	622,574	604,747
Operating income	25,321	39,029	54,308	71,796
Other expense, net	1,836	248	3,814	668
Income before income taxes	23,485	38,781	50,494	71,128
Income tax expense	5,228	13,178	7,945	21,842
Net income	$18,257	$25,603	$42,549	$49,286

Basic net income per share:
Net income per share – basic	$0.53	$0.63	$1.18	$1.18
Weighted-average shares – basic	34,231	40,755	36,204	41,740
Diluted net income per share:
Net income per share – diluted	$0.52	$0.62	$1.15	$1.16
Weighted-average shares – diluted	35,039	41,515	37,077	42,559

See accompanying notes to condensed consolidated financial statements.

Index

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ (Deficit) Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 30, 2017	38,813	$388	$—	$88,768	$89,156
Net income	—	—	—	42,549	42,549
Exercise of common stock options	157	1	2,083	—	2,084
Stock-based compensation	261	3	10,095	—	10,098
Repurchases of common stock	(6,015)	(60)	(12,178)	(186,001)	(198,239)
Balance at September 29, 2018	33,216	$332	$—	$(54,684)	$(54,352)

See accompanying notes to condensed consolidated financial statements.

Index

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$42,549	$49,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,655	46,000
Stock-based compensation	10,098	11,809
Net (gain) loss on disposals and impairments of assets	(17)	229
Deferred income taxes	7,263	3,729
Changes in operating assets and liabilities:
Accounts receivable	(4,816)	(1,402)
Inventories	(6,682)	(4,191)
Income taxes	(13,777)	(147)
Prepaid expenses and other assets	5,195	(1,713)
Accounts payable	26,007	33,325
Customer prepayments	18,351	13,722
Accrued compensation and benefits	(2,685)	15,277
Other taxes and withholding	4,265	758
Other accruals and liabilities	2,044	9,372
Net cash provided by operating activities	134,450	176,054

Cash flows from investing activities:
Purchases of property and equipment	(34,012)	(37,613)
Proceeds from sales of property and equipment	174	36
Net cash used in investing activities	(33,838)	(37,577)

Cash flows from financing activities:
Repurchases of common stock	(198,239)	(120,158)
Net increase in short-term borrowings	94,147	(6,194)
Proceeds from issuance of common stock	2,084	3,040
Debt issuance costs	(1,014)	(10)
Net cash used in financing activities	(103,022)	(123,322)

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,410)	15,155
Cash, cash equivalents and restricted cash, at beginning of period	3,651	14,759
Cash, cash equivalents and restricted cash, at end of period	$1,241	$29,914

See accompanying notes to condensed consolidated financial statements.

Index

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended September 29, 2018 of Sleep Number Corporation and 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of September 29, 2018 and December 30, 2017, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

The cumulative effect of the changes made to our consolidated balance sheet as of December 31, 2017 resulting from the adoption of the new revenue guidance was not material and did not impact opening retained earnings. The impact on the timing of net sales for the three and nine months ended September 29, 2018, as a result of applying the new guidance, was not material.

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

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting Guidance Issued but Not Yet Adopted as of September 29, 2018

We are the lessee under various agreements for facilities, equipment and vehicles that are currently accounted for as operating leases. In February 2016, the FASB issued ASC Topic 842, Leases, that requires most leases to be recognized on the balance sheet and expands disclosure requirements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

This new guidance is effective for us beginning December 30, 2018 (fiscal 2019). The provisions of this new guidance require a modified-retrospective approach, with elective reliefs. The new guidance will apply to all leases existing at the date of initial application. We have the option to choose either (1) the effective date, or (2) the beginning of the earliest comparative period presented in the financial statements as the date of initial application. We expect to adopt the new standard using the effective date option.

The new guidance establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. On adoption, we expect to recognize additional lease liabilities and corresponding ROU assets of approximately $300 million based on the present value of the remaining minimum rental payments for existing operating leases. This amount will vary based on the interest rates in effect upon adoption and any new leases we enter into or exit from prior to adoption.

The new guidance provides a number of optional practical expedients in transition. We expect to elect the package of practical expedients, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use of hindsight. The new guidance also provides practical expedients for an entity’s ongoing accounting. We expect to elect the short-term lease recognition exemption for all leases that qualify, primarily small equipment leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also expect to elect the practical expedient option to not separate lease and non-lease components for all of our leases.

We will be providing significant new disclosures about our leasing activities and are in the process of implementing a new lease accounting system in connection with the adoption. We also expect that adoption of the new guidance will require changes to our internal controls over financial reporting. We continue to evaluate the effect of the new standard on our consolidated financial statements and related disclosures.

2. Revenue Recognition

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue recognized excludes sales taxes. Amounts billed to customers for delivery and setup are included in net sales. For most products, we receive payment before, or promptly after, the products or services are delivered to the customer.
Our beds sold with SleepIQ® technology contain multiple performance obligations including the bed and SleepIQ hardware and software. We analyze our multiple performance obligation(s) to determine whether they are distinct and can be separated or whether they must be accounted for as a single performance obligation. We determined that the beds sold with the SleepIQ technology have two performance obligations consisting of: (i) the bed; and (ii) SleepIQ hardware and software. SleepIQ hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware’s functionality. We determine the transaction price for multiple performance obligations based on their relative standalone selling prices. The performance obligation related to the bed is satisfied at a point in time. The performance obligation related to SleepIQ technology is satisfied over time based on the ongoing access and usage by the customer of software essential to the functionality of SleepIQ technology. The deferred revenue and costs related to SleepIQ technology are recognized on a straight-line basis over the product’s estimated life of four years because our inputs are generally expended evenly throughout the performance period.

At September 29, 2018 and December 30, 2017, we had deferred contract liabilities of $73 million and $73 million, of which $32 million and $30 million are included in other current liabilities, respectively, and $41 million and $43 million are included in other non-current liabilities, respectively, in our consolidated balance sheets. We also had deferred contract assets of $48 million and $43 million, of which $20 million and $17 million are included in other current assets, respectively, and $28 million and $26 million are

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

included in other non-current assets, respectively, in our consolidated balance sheets. During the three and nine months ended September 29, 2018, we recognized revenue of $8 million and $22 million, respectively, that was included in the deferred contract liability balance at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% and 98% of our revenues for the three and nine months ended September 29, 2018, respectively.

Net sales from each of our channels was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Retail	$383,886	$1,026,808
Online and phone	28,686	81,580
Company-Controlled channel	412,572	1,108,388
Wholesale/Other channel	2,207	11,362
Total	$414,779	$1,119,750

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

	Nine Months Ended
	September 29, 2018	September 30, 2017
Balance at beginning of year	$19,270	$15,222
Additions that reduce net sales	57,296	55,720
Deductions from reserves	(56,031)	(52,494)
Balance at end of period	$20,535	$18,448

3. Fair Value Measurements

At September 29, 2018 and December 30, 2017, we had $6 million and $4 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $6 million and $4 million at September 29, 2018 and December 30, 2017, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

4. Inventories

Inventories consisted of the following (in thousands):

	September 29, 2018	December 30, 2017
Raw materials	$4,862	$6,577
Work in progress	136	170
Finished goods	85,982	77,551
	$90,980	$84,298

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64 million at September 29, 2018 and December 30, 2017. Indefinite-lived trade name/trademarks totaled $1.4 million at September 29, 2018 and December 30, 2017.

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	September 29, 2018		December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$8,341	$18,851	$6,705
Trade names/trademarks	101	101	101	101
	$18,952	$8,442	$18,952	$6,806

Amortization expense for the three months ended September 29, 2018 and September 30, 2017, was $0.5 million and $0.5 million, respectively. Amortization expense for the nine months ended September 29, 2018 and September 30, 2017, was $1.6 million and $2.7 million, respectively.

6. Credit Agreement

Our $300 million credit facility is for general corporate purposes and is also utilized to meet our seasonal working capital requirements. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $300 million to $450 million, subject to lenders' approval. The credit agreement matures in February 2023. We were in compliance with all financial covenants as of September 29, 2018.

The following tables summarizes our borrowings under the credit facility ($ in thousands):

	September 29, 2018	December 30, 2017
Outstanding borrowings	$135,800	$24,500
Outstanding letters of credit	$3,450	$3,150
Additional borrowing capacity	$160,750	$125,500
Weighted-average interest rate	4.0%	3.1%

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Amount repurchased under Board-approved share repurchase program	$55,000	$40,000	$195,000	$115,000
Amount repurchased in connection with the vesting of employee restricted stock grants	299	64	3,239	5,158
Total amount repurchased	$55,299	$40,064	$198,239	$120,158

As of September 29, 2018, the remaining authorization under our Board-approved share repurchase program was $270 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to (accumulated deficit) retained earnings.

8. Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock awards	$2,759	$3,339	$8,247	$10,059
Stock options	597	594	1,851	1,750
Total stock-based compensation expense	3,356	3,933	10,098	11,809
Income tax benefit	802	1,314	2,454	3,968
Total stock-based compensation expense, net of tax	$2,554	$2,619	$7,644	$7,841

9. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended September 29, 2018 and September 30, 2017, our contributions, net of forfeitures, were $1.5 million and $1.4 million, respectively. During the nine months ended September 29, 2018 and September 30, 2017, our contributions, net of forfeitures, were $4.2 million and $3.9 million, respectively.

10. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest expense	$1,836	$278	$3,817	$748
Interest income	—	(30)	(3)	(80)
Other expense, net	$1,836	$248	$3,814	$668

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$18,257	$25,603	$42,549	$49,286

Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	34,231	40,755	36,204	41,740
Dilutive effect of stock-based awards	808	760	873	819
Diluted weighted-average shares outstanding	35,039	41,515	37,077	42,559

Net income per share – basic	$0.53	$0.63	$1.18	$1.18
Net income per share – diluted	$0.52	$0.62	$1.15	$1.16

For the three and nine months ended September 29, 2018 and September 30, 2017, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

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

13. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Balance at beginning of year	$9,320	$8,633
Additions charged to costs and expenses for current-year sales	9,275	8,627
Deductions from reserves	(8,461)	(6,625)
Changes in liability for pre-existing warranties during the current year, including expirations	177	(708)
Balance at end of period	$10,311	$9,927

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Sleep Number alleging that Sleep Number violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Sleep Number beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Sleep Number removed the case to the United States District Court for the District of New Jersey, which subsequently granted Sleep Number’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court accepted the certified questions and on April 16, 2018, ruled in our favor on one of the two questions, holding that a consumer only has standing to bring a claim under the relevant statute if the consumer has been harmed by the defendant's conduct. The Third Circuit has remanded the case to the federal district court, which, in turn, allowed plaintiffs to amend their complaint.  We believe, however, that plaintiffs’ amended complaint does not cure the statutory claim as instructed by the Third Circuit, but instead asserts fraud-based claims that were previously dismissed and which lack merit.  We will file a motion to dismiss the amended complaint.

On September 18, 2018, former Home Delivery Technician, Donald Cassels, and former Field Services Delivery Assistant, Jose Cadenas, filed suit in Superior Court in San Francisco County, California alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The plaintiffs purport to represent all former and current Sleep Number employees in the State of California aggrieved by the alleged practices. The Complaint seeks damages in the form of civil penalties and plaintiff’s attorneys’ fees, and expressly disclaims the recovery of any purported individual specific relief or underpaid wages. On October 8, 2018, after Sleep Number raised issues with the plaintiff’s choice of venue, the parties filed a joint stipulation to transfer venue from the Superior Court in San Francisco County to Superior Court in Fresno County. Sleep Number believes plaintiff’s purported claims are without merit and intends to vigorously defend this matter.

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

These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;

•	The effectiveness of our marketing messages;

•	The efficiency of our advertising and promotional efforts;

•	Our ability to execute our Company-Controlled distribution strategy;

•	Our ability to achieve and maintain acceptable levels of product and service quality, and acceptable product return and warranty claims rates;

•	Our ability to continue to improve and expand our product line, and consumer acceptance of our products, product quality, innovation and brand image;

•	Industry competition, the emergence of additional competitive products and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;

•	The potential for claims that our products, processes, advertising or trademarks infringe the intellectual property rights of others;

•	Availability of attractive and cost-effective consumer credit options;

•	Shortages in supply due to “just-in-time” manufacturing processes with minimal levels of inventory utilized for some of our products, or due to global shortages of electronic componentry;

•	Our dependence on significant suppliers and our ability to maintain relationships with key suppliers, including several sole-source suppliers;

•	Rising commodity costs and other inflationary pressures;

•	Risks inherent in global sourcing activities, including tariffs and the potential for shortages in supply;

•	Risks of disruption in the operation of either of our two main manufacturing facilities;

•	Increasing government regulation and the costs of compliance and risks of non-compliance with existing and new regulations;

•	Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;

•	The adequacy of our management information systems to meet the evolving needs of our business and existing and evolving regulatory standards applicable to data privacy and security;

•	The costs and potential disruptions to our business related to upgrading our management information systems;

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

We have a direct-to-consumer, vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number 360® smart beds. As a leading sleep technology company, we offer consumers proven quality sleep through high-quality, individualized sleep solutions and services, including a complete line of Sleep Number 360 smart beds, bases and bedding accessories. We are the pioneer in biometric sleep tracking and automatic adjustability. SleepIQ® technology is a proprietary sensor technology that tracks each individual’s sleep and uses algorithms to automatically adjust the comfort level of each sleeper by working directly with our bed’s DualAir™ system. Through daily digital interactions that build lifelong relationships, SleepIQ technology also communicates how you slept and provides insights on what adjustments you can make to optimize your sleep and improve your daily life. Sleep Number also offers FlexFit™ adjustable bases, and Sleep Number® pillows, sheets and other bedding products. As a national specialty mattress retailer, we provide customers a cohesive experience across our Sleep Number® stores, online at SleepNumber.com or via phone at (800)753-3768.

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

We are the only vertically integrated, direct-to-consumer national bed manufacturer/retailer in the U.S. We have two manufacturing plants that distribute Sleep Number products. We provide premium in-home installation and setup, and maintain an in-house customer service department. This integration enables operational synergies and efficiencies, and a strong working capital position. Vertical integration allows us to build a long-term loyal customer relationship as we service the consumer through the full purchase and ownership cycle. This relationship with our customer creates a productive cycle of referral and repeat business.

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

Highlights

Financial highlights for the period ended September 29, 2018 were as follows:

•
Net sales for the three months ended September 29, 2018 increased 3% to $415 million, compared with $403 million for the same period one year ago. Net sales for the three months ended September 29, 2018 were negatively affected by an approximately $24 million shift in sales from our third quarter to our fourth quarter as a result of strong consumer demand later in the quarter after our completed transition to all Sleep Number 360® smart beds; our new marketing campaign called "This is Not a Bed™", and our differentiated direct-to-consumer retail experience. Net sales for the three months ended September 30, 2017 were affected by: (i) an approximately $25 million shift in sales from our second quarter to our third quarter as a result of a delay in deliveries

Index

and shipments related to an inventory shortage from a new supplier, and (ii) temporary disruptions from hurricanes during our Labor Day sales event that reduced third-quarter net sales by an estimated $12 to $15 million.

•
The 3% sales increase resulted from 3 percentage points (ppt.) of growth from sales generated by 16 net new stores opened in the past 12 months. Company-Controlled comparable sales for the three months ended September 29, 2018 were consistent with the prior-year period.

•
Sales per store (Company-Controlled channel sales for stores open at least one year) on a trailing twelve-month basis for the period ended September 29, 2018 totaled $2.6 million, 3% higher than the same period one-year ago.

•
Operating income for the three months ended September 29, 2018 was $25 million, a $14 million decrease from $39 million for the prior-year period. Our operating income rate decreased to 6.1% of net sales, compared with 9.7% of net sales for the same period last year. The current-period's operating income and operating income rate were impacted by the sales shifts discussed above and a lower gross profit rate, partially mitigated by operating expense controls.

•	Net income for the three months ended September 29, 2018 was $18 million, or $0.52 per diluted share, compared with $26 million, or $0.62 per diluted share, for the same period last year.

•
Cash provided by operating activities totaled $134 million for the nine months ended September 29, 2018, compared with $176 million for the comparable period one year ago. Significant drivers of the year-over-year change in operating cash flows included the timing of performance-based incentive compensation payments and expenses, fluctuations in income taxes due to changes associated with the Tax Cuts and Jobs Act, and the year-over-year decline in net income. Investing activities for the current-year period included $34 million of property and equipment purchases, compared with $38 million for the same period last year.

•	At September 29, 2018, cash and cash equivalents totaled $1 million and we ended the quarter with $136 million of borrowings under our $300 million revolving credit facility.

•
In the third quarter of 2018, we repurchased 1.7 million shares of our common stock under our Board-approved share repurchase program at a cost of $55 million (an average of $32.22 per share). As of September 29, 2018, the remaining authorization under our Board-approved share repurchase program was $270 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	September 29, 2018		September 30, 2017		September 29, 2018		September 30, 2017
Net sales	$414.8	100.0%	$402.6	100.0%	$1,119.8	100.0%	$1,081.2	100.0%
Cost of sales	164.3	39.6%	149.2	37.1%	442.9	39.6%	404.7	37.4%
Gross profit	250.5	60.4%	253.5	62.9%	676.9	60.4%	676.5	62.6%

Operating expenses:
Sales and marketing	188.5	45.4%	174.8	43.4%	511.5	45.7%	488.6	45.2%
General and administrative	29.4	7.1%	32.6	8.1%	89.9	8.0%	95.2	8.8%
Research and development	7.4	1.8%	7.0	1.7%	21.1	1.9%	21.0	1.9%
Total operating expenses	225.2	54.3%	214.4	53.3%	622.6	55.6%	604.7	55.9%
Operating income	25.3	6.1%	39.0	9.7%	54.3	4.9%	71.8	6.6%
Other expense, net	1.8	0.4%	0.2	0.1%	3.8	0.3%	0.7	0.1%
Income before income taxes	23.5	5.7%	38.8	9.6%	50.5	4.5%	71.1	6.6%
Income tax expense	5.2	1.3%	13.2	3.3%	7.9	0.7%	21.8	2.0%
Net income	$18.3	4.4%	$25.6	6.4%	$42.5	3.8%	$49.3	4.6%

Net income per share:
Basic	$0.53		$0.63		$1.18		$1.18
Diluted	$0.52		$0.62		$1.15		$1.16

Weighted-average number of common shares:
Basic	34.2		40.8		36.2		41.7
Diluted	35.0		41.5		37.1		42.6

Index

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Company-Controlled channel	99.5%	99.3%	99.0%	98.5%
Wholesale/Other channel	0.5%	0.7%	1.0%	1.5%
Total	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Sales change rates:
Retail comparable-store sales(1)	(1%)	5%	0%	1%
Online and phone	10%	9%	11%	17%
Company-Controlled comparable sales change	0%	5%	1%	2%
Net opened/closed stores	3%	6%	3%	8%
Total Company-Controlled channel	3%	11%	4%	10%
Wholesale/Other channel	(21%)	(65%)	(31%)	(38%)
Total net sales change	3%	9%	4%	8%

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Average sales per store(1) ($ in thousands)	$2,635	$2,567
Average sales per square foot(1)	$977	$985
Stores > $1 million in net sales(2)	98%	98%
Stores > $2 million in net sales(2)	62%	59%
Average revenue per mattress unit – Company-Controlled channel(3)	$4,387	$4,385	$4,432	$4,239

(1) Trailing twelve months Company-Controlled comparable sales per store open at least one year.
(2) Trailing-twelve months for stores open at least one year (excludes online and phone sales).
(3) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Beginning of period	565	549	556	540
Opened	9	6	33	30
Closed	(5)	(2)	(20)	(17)
End of period	569	553	569	553

Index

Comparison of Three Months Ended September 29, 2018 with Three Months Ended September 30, 2017

Net sales
Net sales increased 3% to $415 million for the three months ended September 29, 2018, compared with $403 million for the same period one year ago. Net sales for the three months ended September 29, 2018 were negatively affected by an approximately $24 million shift in sales from our third quarter to our fourth quarter as a result of strong consumer demand later in the quarter after our completed transition to all Sleep Number 360® smart beds; our new marketing campaign called "This is Not a Bed™", and our differentiated direct-to-consumer retail experience. Net sales for the three months ended September 30, 2017 were affected by: (i) an approximately $25 million shift in sales from our second quarter to our third quarter as a result of a delay in deliveries and shipments related to an inventory shortage from a new supplier, and (ii) temporary disruptions from hurricanes during our Labor Day sales event that reduced third-quarter net sales by an estimated $12 to $15 million.

The 3% sales increase resulted from 3 percentage points (ppt.) of growth from sales generated by 16 net new stores opened in the past 12 months. Company-Controlled comparable sales for the three months ended September 29, 2018 were consistent with the prior year period.

The $12 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $14 million increase resulting from net store openings; partially offset by (ii) a $1 million decrease in our Company-Controlled comparable net sales; and (iii) a $1 million decrease in Wholesale/Other channel sales. Company-Controlled mattress unit sales increased 3% compared with the prior year. Average revenue per mattress unit in our Company-Controlled channel totaled $4,387, consistent with the prior year.

Gross profit
Gross profit of $251 million decreased by $3 million, or 1%, compared with $253 million for the same period one year ago. The gross profit rate was 60.4% of net sales for the three months ended September 29, 2018, compared with 62.9% for the prior-year comparable period. The current-year gross profit rate decline of 2.5 ppt. was primarily due to two factors in about equal proportion: (i) closeout sales of our prior line of classic series beds; and (ii) a higher mix of lower-margin sourced products, including FlexFit™ adjustable bases that integrate well with our 360® smart beds. In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the three months ended September 29, 2018 increased to $188 million, or 45.4% of net sales, compared with $175 million, or 43.4% of net sales, for the same period one year ago. The 2.0 ppt. change in the sales and marketing expense rate primarily resulted from increased sales and marketing expenses, including our new campaign called "This is Not a Bed™", that drove strong order growth during the back-half of the third-quarter 2018. A significant portion of the third-quarter order growth will be included in net sales after delivery of the orders to our customers in the fourth-quarter 2018 (see Net sales discussion above).

General and administrative expenses
General and administrative (G&A) expenses totaled $29 million, or 7.1% of net sales, for the three months ended September 29, 2018, compared with $33 million, or 8.1% of net sales, in the prior-year period. The $3.3 million decrease in G&A expenses consisted primarily of the following: (i) a $1.9 million decrease in employee compensation resulting from a year-over-year decrease in performance-based incentive compensation; and (ii) a $1.4 million net decrease in miscellaneous other expenses. The G&A expense rate decreased by 1.0 ppt. in the current-year period compared with the same period one year ago due to the decrease in expenses discussed above and leveraging impact of the 3% net sales increase.

Income tax expense
Income tax expense was $5.2 million for the three months ended September 29, 2018, compared with $13.2 million in the same period one year ago. The effective income tax rate for the three months ended September 29, 2018 decreased to 22.3% from 34.0% for the comparable period, reflecting the impact from the Tax Cuts and Jobs Act, including the reduction in the federal corporate income tax rate from 35% to 21%. The effective tax rate for the current-year period also benefited from: (i) the recognition of additional tax credits; and (ii) stock-based compensation excess tax benefits. See Note 12, Income Taxes, for further information.

Index

Comparison of Nine Months Ended September 29, 2018 with Nine Months Ended September 30, 2017

Net sales
Net sales increased 4% to $1.12 billion for the nine months ended September 29, 2018, compared with $1.08 billion for the same period one year ago. Net sales for the nine months ended September 29, 2018 were negatively affected by an approximately $24 million shift in sales from our third quarter to our fourth quarter as a result of strong consumer demand later in the quarter after our completed transition to all Sleep Number 360® smart beds; our new marketing campaign called "This is Not a Bed™", and our differentiated direct-to-consumer retail experience. Net sales for the nine months ended September 30, 2017 were affected by temporary disruptions from hurricanes during our Labor Day sales event that reduced third quarter net sales by an estimated $12 to $15 million.

The sales change was comprised of 3 percentage points (ppt.) of growth from sales generated by 16 net new stores opened in the past 12 months and a 1% comparable sales increase in our Company-Controlled channel, partially offset by a decrease in Wholesale/Other channel sales.

The $39 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $31 million increase resulting from net store openings; and (ii) a $13 million increase in sales from our Company-Controlled comparable sales; partially offset by (iii) a $5 million decrease in Wholesale/Other channel sales. Sales of Company-Controlled mattress units were in line with the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 5%.

Gross profit
Gross profit of $677 million for the nine months ended September 29, 2018 was consistent with $677 million for the comparable period one year ago. The gross profit rate decreased to 60.4% of net sales for the first nine months of 2018, compared with 62.6% for the prior-year period. The current-year gross profit rate decline of 2.2 ppt. was primarily due to: (i) 1.3 ppt. from a higher mix of lower-margin sourced products, including FlexFit™ adjustable bases; and (ii) 0.8 ppt. resulting primarily from transition costs associated with operating two product lines, including higher logistics expenses. In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses
Sales and marketing expenses for the nine months ended September 29, 2018 increased to $511 million compared with $489 million for the same period one year ago, and increased to 45.7% of net sales compared with 45.2% of net sales last year. The 0.5 ppt. increase in the sales and marketing expense rate was mainly due to increased media spending to support our new campaign called "This is Not a Bed™", including spending that drove strong order growth during the three months ended September 29, 2018. A significant portion of the third-quarter order growth will be included in net sales after delivery of the orders to our customers in the fourth-quarter 2018 (see Net sales discussion above).

General and administrative expenses
General and administrative (G&A) expenses totaled $90 million, or 8.0% of net sales, for the nine months ended September 29, 2018, compared with $95 million, or 8.8% of net sales, in the prior-year period. The $5 million decrease in G&A expenses consisted primarily of the following: (i) a $2.7 million decrease in employee compensation resulting from a year-over-year decrease in performance-based incentive compensation; and (ii) a $2.6 million net decrease in miscellaneous other expenses. The G&A expense rate decreased by 0.8 ppt. in the current-year period compared with the same period one year ago due to the expense decreases discussed above and leveraging impact of the 4% sales increase (see Net sales commentary above).

Income tax expense
Income tax expense was $8 million for the nine months ended September 29, 2018, compared with $22 million for the same period one year ago. The effective tax rate for the nine months ended September 29, 2018 was 15.7% compared with 30.7% for the prior-year period reflecting the changes associate with the Tax Cuts and Jobs Act, including a $2.9 million increase in the 2017 provisional tax benefit that was recorded in the second-quarter 2018. Both periods' tax expense and effective tax rates included stock-based compensation excess tax benefits. See Note 12, Income Taxes, for further information.

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

As of September 29, 2018, cash and cash equivalents totaled $1.2 million compared with $3.7 million as of December 30, 2017. Available borrowing capacity under our revolving credit facility was $161 million at September 29, 2018. The $2.4 million decrease in cash, cash equivalents and restricted cash was primarily due to $134 million of cash provided by operating activities and a $94 million increase in short-term borrowings, which was more than offset by $34 million of cash used to purchase property and equipment, and $198 million of cash used to repurchase our common stock ($195 million under our Board-approved share repurchase program and $3 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	September 29, 2018	September 30, 2017
Total cash provided by (used in):
Operating activities	$134.5	$176.1
Investing activities	(33.8)	(37.6)
Financing activities	(103.0)	(123.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2.4)	$15.2

Cash provided by operating activities for the nine months ended September 29, 2018 was $134 million compared with $176 million for the nine months ended September 30, 2017. Significant components of the year-over-year change in cash provided by operating activities included: (i) an $18 million fluctuation in accrued compensation and benefits that primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was accrued and paid in the two comparable periods (lower incentive compensation paid in 2017; lower incentive compensation accrued in the first nine months of 2018); and (ii) a $14 million fluctuation in income taxes reflecting the changes associate with the Tax Cuts and Jobs Act, including the reduction in the federal corporate income tax rate from 35% to 21% and associated tax planning.

Net cash used in investing activities to purchase property and equipment was $34 million for the nine months ended September 29, 2018, compared with $38 million for the same period one year ago.

Net cash used in financing activities was $103 million for the nine months ended September 29, 2018, compared with $123 million for the same period one year ago. During the nine months ended September 29, 2018, we repurchased $198 million of our stock ($195 million under our Board-approved share repurchase program and $3 million in connection with the vesting of employee restricted stock awards) compared with $120 million ($115 million under our Board-approved share repurchase program and $5 million in connection with the vesting of employee restricted stock awards) during the same period one year ago. Short-term borrowings increased by $94 million during the current-year period primarily due to the increase in borrowings under our revolving credit facility to $136 million, partially offset by a decrease in book overdrafts which are included in the net change in short-term borrowings.

Under our Board-approved share repurchase program, we repurchased 5.9 million shares at a cost of $195 million (an average of $32.93 per share) during the nine months ended September 29, 2018. During the nine months ended September 30, 2017, we repurchased 4.3 million shares at a cost of $115 million (an average of $26.52 per share). As of September 29, 2018, the remaining authorization under our Board-approved share repurchase program was $270 million. There is no expiration date governing the period over which we can repurchase shares.

In February 2018, we amended our revolving credit facility to increase our net aggregate availability from $153 million to $300 million. We maintained the accordion feature which allows us to increase the amount of the credit facility from $300 million to $450 million, subject to lenders' approval. There were no other changes to the credit agreement's terms and conditions.

As of September 29, 2018, we had $136 million of borrowings under credit facility and $3 million in outstanding letters of credit. Our available borrowing capacity was $161 million. We were in compliance with all financial covenants. The credit facility matures in February 2023. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage

Index

ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit facility is for general corporate purposes and is utilized to meet our seasonal working capital requirements.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio. As of September 29, 2018, we were in compliance with all financial covenants.

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

Our Adjusted EBITDA calculations are as follows (dollars in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$18,257	$25,603	$58,340	$60,573
Income tax expense	5,228	13,178	12,064	25,731
Interest expense	1,836	278	4,044	935
Depreciation and amortization	15,483	14,770	61,658	60,404
Stock-based compensation	3,356	3,933	14,052	14,498
Asset impairments	30	222	135	267
Adjusted EBITDA	$44,190	$57,984	$150,293	$162,408

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (dollars in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net cash provided by operating activities	$134,450	$176,054	$131,003	$182,438
Subtract: Purchases of property and equipment	34,012	37,613	56,228	56,696
Free cash flow	$100,438	$138,441	$74,775	$125,742

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

	Trailing-Twelve Months Ended
	September 29, 2018	September 30, 2017
Net operating profit after taxes (NOPAT)
Operating income	$74,427	$87,108
Add: Rent expense(1)	77,797	72,260
Add: Interest income	21	129
Less: Depreciation on capitalized operating leases(2)	(20,012)	(18,384)
Less: Income taxes(3)	(34,751)	(46,004)
NOPAT	$97,482	$95,109

Average invested capital
Total equity	$(54,352)	$104,297
Add: Long-term debt(4)	136,683	—
Add: Capitalized operating lease obligations(5)	622,376	578,080
Total invested capital at end of period	$704,707	$682,377
Average invested capital(6)	$710,325	$689,467
Return on invested capital (ROIC)(7)	13.7%	13.8%
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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 26.3% and 32.6% for 2018 and 2017, respectively.

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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations

As of September 29, 2018, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases and $3 million in outstanding letters of credit, we do not have any off-balance-sheet financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $1 million based on the $136 million of borrowings under our revolving credit facility at September 29, 2018. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Sleep Number alleging that Sleep Number violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Sleep Number beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Sleep Number removed the case to the United States District Court for the District of New Jersey, which subsequently granted Sleep Number’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court accepted the certified questions and on April 16, 2018, ruled in our favor on one of the two questions, holding that a consumer only has standing to bring a claim under the relevant statute if the consumer has been harmed by the defendant's conduct. The Third Circuit has remanded the case to the federal district court, which, in turn, allowed plaintiffs to amend their complaint.  We believe, however, that plaintiffs’ amended complaint does not cure the statutory claim as instructed by the Third Circuit, but instead asserts fraud-based claims that were previously dismissed and which lack merit.  We will file a motion to dismiss the amended complaint.

On September 18, 2018, former Home Delivery Technician, Donald Cassels, and former Field Services Delivery Assistant, Jose Cadenas, filed suit in Superior Court in San Francisco County, California alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The plaintiffs purport to represent all former and current Sleep Number employees in the State of California aggrieved by the alleged practices. The Complaint seeks damages in the form of civil penalties and plaintiff’s attorneys’ fees, and expressly disclaims the recovery of any purported individual specific relief or underpaid wages. On October 8, 2018, after Sleep Number raised issues with the plaintiff’s choice of venue, the parties filed a joint stipulation to transfer venue from the Superior Court in San Francisco County to Superior Court in Fresno County. Sleep Number believes plaintiff’s purported claims are without merit and intends to vigorously defend this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b)	Not applicable.
(c)	Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2018 through July 28, 2018	561,339	$30.45	553,630	$308,139,000
July 29, 2018 through August 25, 2018	569,662	30.54	569,304	290,750,000
August 26, 2018 through September 29, 2018	585,823	35.51	584,325	270,000,000
Total	1,716,824	$32.21	1,707,259	$270,000,000

(1)
Under our Board-approved $500 million share repurchase program, we repurchased 1,707,259 shares of our common stock at a cost of $55 million (based on trade dates) during the three months ended September 29, 2018.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 9,565 shares of our common stock at a cost of $0.3 million during the three months ended September 29, 2018.

(3)
There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(1)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(1)
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 29, 2018, filed with the SEC on November 2, 2018, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 29, 2018 and December 30, 2017; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2018 and September 30, 2017; (iii) Condensed Consolidated Statement of Shareholders' (Deficit) Equity for the nine months ended September 29, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2018 and September 30, 2017; and (v) Notes to Condensed Consolidated Financial Statements.
Filed herewith
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

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	November 2, 2018	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)