Form 10-K
period 2018-12-29
Sleep Number Corp
filed 2019-02-26
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2018, was $604,888,000 (based on the last reported sale price of the Registrant’s common stock on that date as reported by NASDAQ).

As of January 26, 2019, there were 30,522,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

As used in this Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Sleep Number” mean Sleep Number Corporation and its subsidiaries and the term “common stock” means our common stock, par value $0.01 per share.

Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, SleepIQ Kids®, the Double Arrow logo, Select Comfort®, AirFit®, BAM Labs®, the “B” logo, Comfortaire®, ComfortFit®, Comfort.Individualized.®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, Individualized Sleep Experiences®, It®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Responsive Air®, Sleep Number Inner Circle®, Sleep30®, Smart Bed For Smart Kids®, Smart Bed Technology®, Tech-e®, The Only Bed That Grows With Them®, The Only Bed That Knows You®, Tonight Bedtime. Tomorrow The World®, We Make Beds Smart®, What’s Your Sleep Number?®, SleepIQ LABS™, Auto Snore™, HealthIQ™, HeartIQ™, RespiratoryIQ™, Sleep For The Future℠, Sleep Is Training™, This Is Not A Bed™, WellnessIQ™, ActiveComfort™, Comfortable. Adjustable. Affordable.™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, Partner Snore™, the SleepIQ LABS logo, The Bed Reborn™, The Bed That Moves You™, The Best Bed For Couples™, our bed model names, and our other marks and stylized logos are trademarks and/or service marks of Sleep Number. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. Our fiscal year is based on a 52- or 53-week year. All years presented in this Form 10-K are 52 weeks, except for the 2014 fiscal year ended January 3, 2015, which was a 53-week year.

i

ii

PART I

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in or incorporated by reference into this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to projections of revenues, results of operations, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions, prospects or performance; statements of belief and any statement or assumptions underlying any of the foregoing. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or Webcasts open to the public, in press releases or reports, on our website or otherwise. We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms.

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

ITEM 1. BUSINESS

Overview

Sleep Number Corporation, based in Minneapolis, Minnesota, was founded in 1987 and became publicly traded in 1998. We are listed on the NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SNBR.” When used herein, the terms “Sleep Number,” “Company,” “we,” “us” and “our” refer to Sleep Number Corporation, including consolidated subsidiaries.

Our mission is to improve lives by individualizing sleep experiences. Our vision is to become one of the world's most beloved brands by delivering an unparalleled sleep experience. We expect to achieve our goals by executing our consumer innovation strategy with three significant competitive advantages: proprietary sleep innovations, exclusive retail distribution and lifelong customer relationships.

As a purpose-driven brand and the leader in sleep innovation, Sleep Number delivers proven quality sleep through effortless, adjustable comfort and biometric sleep tracking. We are visionary leaders in sleep and wellness and are redefining what consumers should expect from their bed. Our vertically integrated business model and role as the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number® beds allows us to offer consumers high-quality, individualized sleep solutions and services. As a direct-to-consumer brand, we offer a cohesive experience across our Sleep Number® stores, online at SleepNumber.com and via phone at (800)753-3768. We also offer mattress home-delivery/installation and maintain an in-house customer service department.

In 2018, we revolutionized sleep with our complete line of Sleep Number 360® smart beds. The 360® smart bed, at the forefront of the digital health and wellness revolution, is rapidly becoming the “hub” for a healthy life by delivering proven quality sleep. It is the only bed in the world that offers SleepIQ® technology, a proprietary sensor technology that tracks each sleeper’s individual data, including movement, breathing rate, heartbeat and sleep habits. The SleepIQ technology platform captures over 8.5 billion biometric data points every night, building one of the most comprehensive databases of biometric sleep data in the world. Today, the 360 smart bed uses this data to automatically adjust the comfort of the bed for proven quality sleep. In the future, this high-quality data will likely enable customers to use their smart bed to manage their health and wellness. Through daily digital interactions that build lifelong relationships, SleepIQ technology also communicates how you slept and provides insight into what adjustments you can make, including adjusting your Sleep Number® setting, to optimize your sleep and improve your daily life.

Our commitment to quality, value and service has been widely recognized, including being ranked #1 in Customer Satisfaction with Mattresses by J.D. Power in 2018 and the best in six out of seven categories (support, durability, comfort, variety of features, value and warranty). Sleep Number has received the highest score in the 2015, 2016 and 2018 Mattress Satisfaction Report. Sleep Number ranked 27 points above the industry average in 2018.

We are committed to delivering superior shareholder value by: (1) increasing consumer demand; (2) leveraging our business model; and (3) deploying capital efficiently. Over the past six years, we have transformed the business with $481 million of capital expenditures and acquisitions, while building vital new demand-driving capabilities. This effort has positioned us for accelerated profits and cash generation. In 2018, we increased net sales by 6% to $1.53 billion and increased earnings per diluted share by 24% to $1.92.

Social Impact Commitment

Because excellent sleep is essential to a healthier and happier society, we are committed to helping future generations achieve quality sleep. In 2018, we announced a social impact commitment to help one million young people achieve life-changing sleep through our products and sleep expertise by 2025. Since announcing this commitment, we have already donated more than $1 million and helped to improve the lives of nearly 100,000 youth through our partnerships with Good360, GenYOUth and the Alliance for a Healthier Generation.

Proprietary Sleep Innovations

As the creator and leader of the “sleep tech” category, Sleep Number introduced the revolutionary Sleep Number 360 smart bed at the Consumer Electronics Show (CES) in 2017 and completed the transition to all 360 smart beds in 2018. The winner of 13 CES innovation awards and the Edison Award for breakthrough product design and innovation in the Wellness Technology category, the 360 smart bed uses the sleeper’s movements and biometrics to automatically adjust the bed’s firmness throughout the night, providing the highest quality sleep.

Unlike the “one-size-fits-all” solution offered by other mattress brands, the Sleep Number 360 smart bed offers individualized comfort that is adjustable on each side of the bed. Our proprietary DualAirTM technology features two independent air chambers and allows couples to adjust firmness to their individual preference at the touch of a button. Each sleeper can set their ideal firmness, support and pressure-relieving comfort – their Sleep Number® setting – for deep, restful sleep.

SleepIQ technology, our proprietary sleep tracking technology, is the bed’s operating system. It measures the user's sleep, continuously gathering hundreds of biometric readings per second, including average heart rate, breathing rate and movement. Using these measurements, the 360 smart bed automatically adjusts the firmness to keep each sleeper comfortable throughout the night. This data also enables our proprietary algorithm to deliver a daily SleepIQ® score from 1 to 100, helping sleepers understand how restful their sleep was the night before. Over time, we expect SleepIQ technology to provide individualized insights so the sleeper knows how to improve their health and wellness.

The Sleep Number 360 smart bed includes additional smart features, like foot warming, which gently warms your feet to help you fall asleep faster. The 360 smart bed also connects seamlessly with other smart devices, like the Nest Learning ThermostatTM and fitness trackers like Apple® HealthKit or Fitbit®, to help sleepers understand how daily activities impact their sleep. The Sleep Number 360 smart bed is more than just a bed – it’s the center of health and wellness.

The Sleep Number 360 smart bed is available at our Sleep Number stores and online at SleepNumber.com, with pricing starting at $999. We offer our beds in good, better and best price ranges within the premium mattress category. Our Classic, Performance and Innovation lines come in a broad range of sizes, including twin, full, queen, eastern king and California king.

Additional Sleep Number Innovations

We also offer a full line of exclusive FlexFitTM smart adjustable bases that allow customers to raise the head or foot of the bed. Our industry-leading FlexFit bases seamlessly integrate with SleepIQ to deliver features like our Partner SnoreTM technology, which allows your partner to press a button and raise the head of the bed to temporarily relieve snoring.

The SleepIQ Kids® k2 bed extends Sleep Number's DualAir adjustability and SleepIQ technology to the children's mattress market. The k2 bed adjusts with children as they grow, giving them the best possible sleep.

Our exclusive Sleep Number® bedding collection features a full line of sleep products that are designed to help you get better sleep. Sleep Number has a wide assortment of pillows designed to fit each individual's size, shape and sleeping position for a more comfortable sleep.

We also offer a wide assortment of temperature-balancing products including the DualTemp® layer. This proprietary sleep innovation features active air technology that allows each sleeper to select their ideal temperature at the simple touch of a button and can be used with any mattress brand or adjustable base.

Exclusive Distribution

Over 99% of our net sales are generated by our direct-to-consumer business, through a cohesive experience across our Sleep Number stores, online at SleepNumber.com and via phone.

As the exclusive distributor of Sleep Number products, we target high-quality, convenient and visible store locations based on several factors, including each market’s overall sales potential, store geographic location, demographics and proximity to other specialty retail stores. Since 2012, we have overhauled our direct-to-consumer distribution strategy, repositioning a large percentage of our mall stores to stronger, out-of-mall locations, improving the size and positioning within each location and adding stores in both existing and new markets. As of December 29, 2018, there were 579 Sleep Number stores in all 50 states, 41% more than six years ago. Approximately 55% of our stores (including remodels) are less than five years old. With these investments, we created an exclusive, value-added retail in-store experience through award-winning store design, technology enhancements and stores that are about 50% larger on average.

Our sleep experts in each store recognize that sleep is not “one size fits all” and provide individualized sleep solutions for each person. Shopping online is easy, too, at SleepNumber.com. Working in conjunction with our retail stores, we have a cohesive online experience that helps customers easily research our products and solutions, find and purchase products online, and receive post-sales support. Our omni-channel experience expands our digital brand, connecting with consumers to drive deeper awareness, consideration and engagement.

Our retail stores accounted for 91.5% of our net sales in 2018. Average annual net sales per store, based on Company-Controlled comparable sales, were $2.7 million in 2018. In 2018, 98% of our stores open for a full year, generated net sales over $1 million and 65% of our stores open for a full-year generated net sales over $2 million. We now have 25% of our stores delivering greater than $3 million in annual net sales. In 2018, our online and phone sales accounted for 7.6% of our net sales and increased double digits year-over-year. Wholesale/Other channel accounted for 0.9% of our net sales in 2018.

Marketing

We use a wide-ranging set of marketing and advertising instruments to expand brand reach, drive emotional brand engagement and create lifelong customer relationships. This relationship with our customers is an effective driver of repeat purchases and new customers referrals. Our marketing efforts target a broad customer demographic: 35-64 years old with greater than $75,000 household income for our core line of products. Our customers care about their own and their family's sleep quality and know that it leads to better overall health and well-being.

Marketing drives growth in our business by building brand relevance, reputation, awareness, consideration and ongoing engagement through integrated and authentic communications that amplify the value of the 360 smart bed. This results in increased quality traffic to our website and stores. Our advertising communications use a mix of national and local marketing to target existing customers for referral and repeat purchases and to attract new customers. Television is our most efficient media, followed by digital and social media. Our in-house digital capabilities, content marketing, user experience and data-driven tools allow us to optimize media investment, messages and audience in real-time. In 2018, media expense represented 13.7% of net sales.

In early 2018, we entered into a multi-year, strategic partnership as the Official Sleep and Wellness Partner of the National Football League (NFL) to broaden brand reach and engagement, amplify the benefits of our 360 smart beds and link quality sleep to performance. We also established partnerships with the NFL Players Associations (NFLPA) and the Professional Football Athletic Trainers Society (PFATS). After year one of our partnership with the NFL, most active NFL players have Sleep Number 360 smart beds, which are helping players compete more effectively by measuring, understanding and maximizing the benefits of a great night's sleep. Sleep Number will continue to work with the NFL, the NFLPA, PFATS, trainers, teams and players as they integrate sleep insights into their overall performance regimens.

Operations

Manufacturing and Distribution

We have two manufacturing plants located in Irmo, South Carolina and Salt Lake City, Utah. The manufacturing operations in South Carolina and Utah consist of cutting and sewing of the fabric covers for our beds and final assembly and packaging of mattresses and bases. In addition, our electrical Firmness ControlTM systems are assembled in our Utah plant.

We obtain all the raw materials and components used to produce our beds from outside sources. A number of components, including our air chambers, our adjustable foundations, various components for our Firmness Control systems, as well as fabrics and zippers, are sourced from suppliers who currently serve as our sole or primary source of supply for these components. We believe we can obtain these raw materials and components from other sources of supply, although we could experience some short-term disruption in our ability to fulfill orders in the event of an unexpected loss of supply from one of our primary suppliers. We utilize dual sourcing on targeted components when effective.

We have taken, and continue to take, various measures to mitigate the potential impact of an unexpected disruption in supply from any sole-source suppliers, including increasing safety stocks and identifying potential secondary sources of supply. All the suppliers that produce unique or proprietary products for us have in place either contingency or disaster recovery plans, or redundant production capabilities in multiple locations in order to safeguard against any unforeseen disasters. We review these plans and sites on a regular basis to ensure the suppliers' ability to maintain an uninterrupted supply of materials and components.

Historically, we manufactured our bed components in our two plants and completed final bed assembly in customers’ homes. We are pursuing a multi-year evolution to enable delivery of assembled mattresses to customers’ homes. Since 2017, we have opened three assembly distribution centers to assemble beds prior to delivery: Irmo, South Carolina, Salt Lake City, Utah and Baltimore, Maryland. We expect to expand this capability to approximately six assembly distribution centers over the next few years. We are also advancing our outbound logistics network to reduce product handling, hand-offs, damage and costs while in transit to customers’ homes. We see these initiatives providing a superior and reliable experience for customers with lower costs for the business.

Home Delivery Service

In July 2018, we completed the transition of our entire core mattress line to 360 smart beds. With this change, 100% of our 360 smart beds sold are now delivered and installed by our home delivery technicians or by our third-party service providers in certain markets.

Customer Service

Through our U.S.-based, in-house customer service team, we provide direct post-purchase support and are able to develop one-to-one relationships that improve the customer experience and drive our business. This team provides service and support via phone, email, “live chat” and social media. They also provide a unique opportunity to gather insights that help us continuously improve our product, strengthen our service quality and advance our innovation. This integration enables operational synergies and drives organizational efficiencies.

Research and Development

As the leader in consumer-driven sleep innovation, Sleep Number conducts extensive research to understand consumers’ needs and operates R&D facilities in San Jose, California and Minneapolis, Minnesota. This research drives the design and delivery of our award-winning sleep innovations, our customer experience and our proprietary SleepIQ technology. As consumers are rapidly adopting new digital tools and using their personal data to improve health and wellness, developing new technology that improves the quality of sleep and overall wellness of our customers will remain a top priority for Sleep Number. Our research and development expenses were $29 million in 2018, $28 million in 2017 and $28 million in 2016.

Information Systems

We use information technology systems to operate, analyze and manage our business, to reduce operating costs and to enhance our customers' experience. Our major systems include an in-store order entry system, a retail portal system, a payment processing system, in-bound and out-bound telecommunications systems for direct marketing, delivery scheduling and customer service, e-commerce systems, a data warehouse system and an enterprise resource planning (ERP) system. These systems are primarily comprised of packaged applications licensed from various software vendors plus a limited number of internally developed programs. Please refer to the information set forth in Part I, Item 1A., Risk Factors, for a discussion of certain risks that may be encountered in connection with our information systems.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, mattress construction, foundation systems, sensing systems, as well as other technology. We have numerous U.S. patents, expiring at various dates between February 2019 and February 2037 and numerous U.S. patent applications pending. We also have numerous foreign patents and patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products.

We have a number of trademarks and service marks registered with the U.S. Patent and Trademark Office, including Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, SleepIQ Kids®, the Double Arrow logo, Select Comfort®, AirFit®, BAM Labs®, the “B” logo, Comfortaire®, ComfortFit®, Comfort.Individualized.®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, Individualized Sleep Experiences®, It®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Responsive Air®, Sleep Number Inner Circle®, Sleep30®, Smart Bed For Smart Kids®, Smart Bed Technology®, Tech-e®, The Only Bed That Grows With Them®, The Only Bed That Knows You®, Tonight Bedtime. Tomorrow The World®, We Make Beds Smart® and What’s Your Sleep Number?®. We have several trademarks that are the subject of pending applications, including SleepIQ LABS™, Auto Snore™, HealthIQ™, HeartIQ™, RespiratoryIQ™, Sleep for the Future℠, Sleep Is Training™, This Is Not A Bed™ and WellnessIQ™. Each registered mark is renewable indefinitely as long as the mark remains in use and/or is not deemed to be invalid or canceled. We also have a number of common law trademarks, including ActiveComfort™, Comfortable. Adjustable. Affordable.™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, Partner Snore™, the SleepIQ LABS logo, The Bed Reborn™, The Bed That Moves You™, The Best Bed For Couples™ and our bed model names. Several of our trademarks have been registered, or are the subject of pending applications for registration, in various foreign countries. We also have other intellectual property rights related to our products, processes and technologies, including trade secrets, trade dress and copyrights. We protect and enforce our intellectual property rights, including through litigation as necessary.

Industry and Competition

The U.S. bedding industry, including mattresses and foundations, is a mature and generally stable industry. According to the International Sleep Products Association (ISPA), the industry has grown by approximately 4% annually over the last 20 years and at an estimated 4% annually, on average, over the past five years. We believe that industry unit growth has been primarily driven by population growth, an increase in the number of homes (including secondary residences) and the increased size of homes. We believe growth in average wholesale prices resulted from a shift to both larger and higher-quality beds, which are typically more expensive. According to ISPA and Company estimates, industry wholesale shipments of mattresses and foundations (excluding adjustable bases) were approximately $8.2 billion in 2018 compared to $8.4 billion in 2017. Furniture/Today, a furniture industry trade publication, has ranked Sleep Number as the 5th largest mattress manufacturer and 2nd largest U.S. bedding retailer for 2017, with an 8% market share of industry retail revenue.

The retail bedding industry is fragmented and highly competitive. Our Company-Controlled distribution channel is exclusive, and we compete against regional and local specialty bedding retailers, home furnishing stores, mass merchants, national discount stores and online marketers. Our consumer innovation strategy with exclusive distribution is highly differentiated, and results in a retail-leading customer experience.

Manufacturers in the bedding industry compete on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among manufacturers, who produce innerspring, memory foam and hybrid beds, under nationally recognized brand names, including Tempur Sealy, Stearns & Foster, Serta and Simmons. In recent years, numerous (approximately 200) direct-to-consumer companies and low-cost importers have entered the market, offering “bed-in-a-box” products to consumers primarily through the Internet. These companies market directly to consumers, competing primarily on convenience of online shopping and speed of delivery. Their products are generally foam-based and undifferentiated in terms of sleep benefits.

Governmental Regulation and Compliance

As a vertically integrated manufacturer and retailer, we are subject to extensive federal, state and local laws and regulations affecting all aspects of our business.

As a manufacturer, we are committed to product quality and safety, including adherence to all applicable laws and regulations affecting our products. Compliance with health, safety and environmental laws and regulations, including the federal fire retardant standards developed by the U.S. Consumer Product Safety Commission, which requires rigorous and costly testing, has increased the cost and complexity of manufacturing our products and may adversely impact the speed and cost of product development efforts. Further, our manufacturing and other business operations and facilities are, or may, become subject to additional federal, state or local laws or regulations relating to supply chain transparency, conflict minerals sourcing and disclosure, end-of-life disposal and recycling requirements, and other laws or regulations relating to environmental protection and health and safety requirements.

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

All of our operations are or may become subject to federal, state and local labor laws including, but not limited to, those relating to occupational health and safety, employee privacy, wage and hour, overtime pay, harassment and discrimination, equal opportunity and employee leaves and benefits. We are also subject to existing and emerging federal and state laws relating to data security and privacy.

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

Working Capital

We are able to operate with minimal working capital requirements because we sell directly to customers, utilize a primarily hybrid "make-to-stock" production process and operate retail stores that serve mainly as showrooms. We have historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. In February 2019, we amended our revolving credit facility (Credit Agreement) with a syndicate of banks (Lenders). The Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $450 million. The Credit Agreement contains an accordion feature that allows us to increase the amount of the credit facility from $450 million up to $600 million in total availability, subject to Lenders' approval. The Credit Agreement matures in February 2024.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by Synchrony Bank. Approximately 50% of our net sales in 2018 were financed by Synchrony Bank. Our current agreement with Synchrony Bank expires December 31, 2023, subject to earlier termination upon certain events. We pay Synchrony Bank a fee for extended credit promotional financing offers. Under the terms of our agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures. As the receivables are owned by Synchrony Bank, at no time are the receivables purchased or acquired from us. We are not liable to Synchrony Bank for our customers' credit defaults. In connection with all purchases financed under these arrangements, Synchrony Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Customers that do not qualify for credit under our agreement with Synchrony Bank may apply for credit under a secondary program that we offer through another provider.

Team Members

At December 29, 2018, we employed 4,220 individuals, including 2,167 retail sales and support team members, 382 customer service team members, 1,185 manufacturing and logistics team members, and 486 management and administrative team members, of which 59 were employed on a part-time or temporary basis. Except for managerial team members and professional support staff, all of our team members are paid on an hourly basis (plus commissions for sales professionals). Additionally, we provide various broad-participation incentive compensation programs tied to various performance objectives. None of our team members are represented by a labor union or covered by a collective bargaining agreement. We regularly survey our team members with regard to engagement, and review engagement metrics and input with team members. We have a highly engaged team working in a values-driven culture, which we believe is important for an innovation company with an aspirational vision and life-changing mission.

Executive Officers of the Registrant

SHELLY R. IBACH, 59

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

MELISSA BARRA, 47

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

ANNIE L. BLOOMQUIST, 49

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

KEVIN K. BROWN, 50

Senior Vice President and Chief Marketing Officer (Joined the Company in 2014)

Kevin K. Brown. Sleep Number® setting 40, serves as Senior vice President and Chief Marketing Officer and is responsible for building the Sleep Number brand through stories that set the Company apart, communicate Sleep Number’s innovation and drive brand advocacy across all customer touchpoints. Before joining Sleep Number in 2014, Mr. Brown served in executive leadership roles at Meijer, Inc., Sears Holdings Corporation, Jo-Ann Stores, Inc. and Accenture.

DAVID R. CALLEN, 52

Chief Financial Officer (Joined the Company in 2014)

David R. Callen, Sleep Number® setting 50, serves as the Chief Financial Officer for Sleep Number. Prior to joining Sleep Number in April 2014, Mr. Callen served as the Principal Financial Officer for Ethan Allen Interiors, Inc., from 2007 to 2014. Mr. Callen has served for 30 years in several high-performing companies in increasingly responsible international financial management positions. His breadth of experience has emphasized business and financial strategy, brand support, and operational excellence across multiple industries including automotive, high-tech, dental, outdoor recreational products and public accounting.

ANDY P. CARLIN, 55

Executive Vice President, Chief Sales and Services Officer (Joined the Company in 2008 and was promoted to current role in April 2016)

Andy P. Carlin, Sleep Number® setting 60, serves as the Executive Vice President and Chief Sales and Service Officer for Sleep Number and leads all sales channels, real estate and home delivery operations. From June 2012 to April 2016, Mr. Carlin was Senior Vice President and Chief Sales Officer; from May 2011 to June 2012, Mr. Carlin was the Vice President and Chief Sales Officer; and from January 2009 to May 2011 he was the Vice President of U.S. Retail Sales. Mr. Carlin joined Sleep Number in February 2008 as Regional Vice President, East Region. Prior to joining Sleep Number, Mr. Carlin spent more than 20 years in sales leadership roles for companies including Senior Vice President of Store Operations at Gander Mountain from 2003 to 2008, Kohl’s Department Stores from 1995 to 2003 and the department store division of Target Corporation from 1986 to 1995.

PATRICIA A. DIRKS, 62

Senior Vice President and Chief Human Resources Officer (Joined the Company in 2014)

Patricia A. Dirks (Tricia), Sleep Number® setting 25, serves as the Senior Vice President and Chief Human Resources Officer for Sleep Number and leads all human resources functions. Prior to joining Sleep Number in April 2014, Ms. Dirks served as Senior Vice President Organizational Effectiveness for Target Corporation. From 2004 to 2009, Ms. Dirks was Vice President Headquarters Human Resources for Target Corporation. Prior to 2004, Ms. Dirks was Senior Vice President Human Resources at Marshall Field's Department Stores of Target Corporation.

SAMUEL R. HELLFELD, 40

Senior Vice President and Chief Legal and Risk Officer and Secretary (Joined the Company in 2013 and was promoted to current role in September 2018)

Samuel R. Hellfeld, Sleep Number® setting 65, serves as the Senior Vice President, Chief Legal and Risk Officer. From October 2015 to September 2018, Mr. Hellfeld served as Vice President, Associate General Counsel.  Mr. Hellfeld joined Sleep Number in March 2013 as Corporate Counsel.  Prior to joining Sleep Number, Mr. Hellfeld was a Partner in the law firm of Fox Rothschild LLP (fka Oppenheimer Wolff & Donnelly LLP) practicing in the areas of intellectual property and litigation. Prior to 2010, Mr. Hellfeld was an Associate at several law firms and also served as Law Clerk in the United States Court of Appeals for the Ninth Circuit and the United States District Court, Southern District of California.

SURESH KRISHNA, 50

Senior Vice President and Chief Operations, Supply Chain and Lean Officer (Joined the Company in 2016)

Suresh Krishna, Sleep Number® setting 95, serves as the Senior Vice President and Chief Operations, Supply Chain and Lean Officer of Sleep Number. Prior to joining Sleep Number, Mr. Krishna joined Polaris in 2010 as Vice President of Global Operations and Integration. In July 2014, he was promoted to Vice President and Business Unit Head of Europe Middle East & Africa (EMEA) for Polaris. From 2007 to 2010, he served as Vice President Global Operations, Supply Chain and IT at a division of UTC Fire & Security. Mr. Krishna also served in a variety of roles for Diageo, ABB and earlier in his career, he was an associate at Booz Allen & Hamilton.

J. HUNTER SAKLAD, 49

Senior Vice President, Chief Information Officer (Joined the Company in 2004 and was promoted to current role in December 2012)

Hunter Saklad, Sleep Number® setting 55, is the Senior Vice President and Chief Information Officer at Sleep Number. From June 2011 to December 2012, Mr. Saklad served as the Vice President, Consumer Insight and Strategy at Sleep Number. From March 2006 to June 2011 he was Vice President of Finance and held a variety of positions across Finance serving business partners in marketing, sales, supply chain, FP&A, investor relations and treasury. Mr. Saklad joined Sleep Number in October 2004 as Sr. Director of Finance. Prior to joining Sleep Number, Mr. Saklad held finance leadership roles at Ford Motor Company and Visteon.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission (SEC).

Our corporate website is www.SleepNumber.com. Through a link to a third-party content provider, our corporate website provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. These documents are posted on our website at www.SleepNumber.com — select the “Investors” link, the "Financials & Filings" link, and then the “SEC Filings” link. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

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

Our success depends significantly upon discretionary consumer spending, which is influenced by a number of general economic factors, including without limitation economic growth, consumer confidence, the housing market, employment and income levels, interest rates, inflation, taxation, consumer shopping trends and the level of customer traffic in malls and shopping centers. Adverse trends in any of these economic factors may adversely affect our sales, profitability, cash flows and financial condition.

Our future growth and profitability depend upon the effectiveness and efficiency of our marketing programs.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. We continue to evolve our marketing strategies, adjust our messages, the amount we spend on advertising and where we spend it. We may not always be successful in developing effective messages, as the consumer and competition change and in achieving efficiency in our advertising expenditures.

Consumers are increasingly using digital tools as a part of their shopping experience. As a result, our future growth and profitability will depend in part on (i) the effectiveness and efficiency of our online experience, including without limitation advertising and search optimization programs, in generating consumer awareness and sales of our products, (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use or bid on our trademarks to direct consumers to competitors’ websites, (iii) our ability to prevent Internet publication of false or misleading information regarding our products or our competitors’ products; (iv) reviews of our products; (v) the nature and tone of consumer sentiment, including those published online or elsewhere; and (vi) the stability of our website. In recent periods, competitor spending on Internet-based marketing programs has increased, including without limitation from a number of direct-to-consumer, Internet-based retailers, which has and may continue to increase the cost of basic search terms and the cost of our Internet-based marketing programs.

If our marketing messages are ineffective or our advertising expenditures and other marketing programs, including digital programs, are inefficient in creating awareness and consideration of our products and brand name, and in driving consumer traffic to our website or stores, our sales, profitability, cash flows and financial condition may be adversely impacted. In addition, if we are not effective in preventing the publication of confusing, false or misleading information regarding our brand or our products, or if there is publication online or elsewhere of significant negative consumer sentiment regarding our Company, brand or our products, our sales, profitability, cash flows and financial condition may be adversely impacted.

Our future growth and profitability depend on our ability to execute our Company-Controlled distribution strategy.

The vast majority of our sales occur through our Company-Controlled distribution channels, including our retail stores and our website. These Company-Controlled distribution channels represent our largest opportunity for growth in sales and improvement in profitability. Our retail stores carry significant fixed costs. We also make significant capital expenditures as we open new stores and remodel or reposition existing stores. We are highly dependent on our ability to maintain and increase sales per store to cover these fixed expenses, provide a return on our capital investments and improve our operating margins.

Many of our stores are mall-based. We depend on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for our mall-based retail stores. Any decrease in mall traffic could adversely affect our sales, profitability, cash flows and financial condition.

Our Company-Controlled distribution strategy results in relatively few points of distribution, including 579 retail stores in 50 U.S. states as of the end of 2018 and our website. Several of the mattress manufacturers and retailers with which we compete have significantly more points of distribution than we do, which makes us highly dependent on our ability to drive consumers to our points of distribution to gain market share.

Our longer-term Company-Controlled distribution strategy is also dependent on our ability to renew existing store leases and to secure suitable locations for new store openings, in each case on a cost-effective basis. We may encounter higher than anticipated rents and other costs in connection with managing our retail store base. We may also be unable to find or obtain suitable new locations.

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

As a consumer innovation company with differentiated products, we face an inherent risk of exposure to product liability claims or regulatory actions if the use of our products is alleged to have resulted in personal injury or property damage. If any of our products proves to be defective, we may be required to recall or redesign such products. We have at times experienced increased returns and adverse impacts on sales, as well as product liability litigation, as a result of media reports related to the alleged propensity of our products to develop mold. We may experience additional adverse impacts on sales and additional litigation if any similar media reports were to occur in the future. We maintain insurance against some forms of product liability claims, but such coverage may not be applicable to, or adequate for, liabilities actually incurred. A successful claim brought against us outside of, or in excess of, available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our sales, profitability, cash flows and financial condition.

Our future growth and profitability depend in part on our ability to continue to improve and expand our product line and to successfully execute new product introductions.

As described in greater detail below, the bedding industry, as well as the market for sleep monitoring products, are both highly competitive, and our ability to compete effectively and to profitably grow our market share depend in part on our ability to continue to improve and expand our product line of adjustable firmness air beds, SleepIQ technology and related accessory products. We incur significant research and development and other expenditures in the pursuit of improvements and additions to our product line. If these efforts do not result in meaningful product improvements or new product introductions, or if we are not able to gain widespread consumer acceptance of product improvements or new product introductions, our sales, profitability, cash flows and financial condition may be adversely affected. In addition, if any significant product improvements or new product introductions are not successful, our reputation and brand image may be adversely affected.

In 2018, we completed the transition to our new line of 360 smart bed mattresses to replace our prior line of mattresses. This new product roll-out required transition costs in our supply chain and retail stores. If we are not able to continue to innovate and gain widespread consumer acceptance of new products, our sales, profitability, cash flows and financial condition may be adversely affected.

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

The mattress industry is characterized by a high degree of concentration among the largest manufacturers of innerspring mattresses and foam mattresses and one dominant national mattress retailer. Many newer competitors in the mattress industry have begun to offer “bed-in-a-box” or similar products directly to consumers through the Internet and other distribution channels. The emergence of these new competitors has significantly increased the costs of search terms and digital advertising.

A variety of sleep tracking and monitoring products that compete with our SleepIQ technology have been introduced by various manufacturers and retailers, both within and outside of the traditional mattress industry.

Some of our competitors have substantially greater financial, marketing and manufacturing resources and greater brand name recognition than we do and sell products through broader and more established distribution channels. Our national, exclusive distribution competes with other retailers who generally provide a wider selection of mattress alternatives than we offer. A number of these retailers also have more points of distribution, greater marketing resources, and greater brand name recognition than we do.

These manufacturing and retailing competitors, or new entrants into the market, may compete aggressively and gain market share with existing or new products, and may pursue or expand their presence in the adjustable firmness air bed segment of the market as well as in the market for sleep tracking and monitoring products. We have limited ability to anticipate the timing and scale of new product introductions, advertising campaigns or new pricing strategies by our competitors, which could inhibit our ability to retain or increase market share, or to maintain our profit margins.

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

We own various U.S. and foreign patents and patent applications related to certain elements of the design and function of our beds and related products. We own numerous registered and unregistered trademarks and trademark applications, including in particular our Sleep Number, Sleep Number 360, 360, and SleepIQ trademarks, as well as other intellectual property rights, including trade secrets, trade dress and copyrights, which we believe have significant value and are important to the marketing of our products. These intellectual property rights may not provide adequate protection against infringement or piracy, may not prevent competitors from developing and marketing products that are similar to or competitive with our beds or other products, and may be costly and time-consuming to protect and enforce. Our patents are also subject to varying expiration dates. In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States. If we are unable to protect and enforce our intellectual property, we may be unable to prevent other companies from using our technology or trademarks in connection with competitive products, which could adversely affect our sales, profitability, cash flows and financial condition.

We may be subject to claims that our products, processes, advertising, or trademarks infringe the intellectual property rights of others. The defense of these claims, even if we are ultimately successful, may result in costly litigation, and if we are not successful in our defense, we could be subject to injunctions and liability for damages or royalty obligations, and our sales, profitability, cash flows and financial condition could be adversely affected.

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

Synchrony Bank provides credit to our customers through a private label credit card agreement that is currently scheduled to expire on December 31, 2023, subject to earlier termination upon certain events. Synchrony Bank has discretion to control the content of financing offers to our customers and to set minimum credit standards under which credit is extended to customers.

Reduction of credit availability due to changing economic conditions, changes in credit standards under our private label credit card program or changes in regulatory requirements, or the termination of our agreement with Synchrony Bank, could harm our sales, profitability, cash flows and financial condition.

We could be vulnerable to shortages in supply of components necessary to manufacture our products due to our manufacturing processes which operate with minimal levels of inventory or due to global shortages of supply of electronic componentry or other materials, which may harm our ability to satisfy consumer demand and may adversely impact our sales and profitability.

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

We rely upon several key suppliers and third parties that are, in some instances, the only source of supply or services currently used by us for particular materials, components or services. A disruption in the supply or substantial increase in cost of any of these products or services could harm our sales, profitability, cash flows and financial condition.

We currently obtain all the materials and components used to produce our beds from outside sources including some who are located outside the United States. In several cases, including our air chambers, blow-molded foundations, integrated non-adjustable foundations, adjustable foundations, various components for our Firmness Control systems, certain foam formulations, as well as our fabrics and zippers, we have chosen to obtain these materials and components from suppliers who serve as the only source of supply, or who supply the vast majority of our needs of the particular material or component. While we believe that these materials and components, or suitable replacements, could be obtained from other sources, in the event of a disruption or loss of supply of relevant materials or components for any reason, we may not be able to find alternative sources of supply, or if found, may not be found on comparable terms. If our relationship with the primary supplier of our air chambers or the supplier of our adjustable foundations is terminated, we could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components.

Similarly, we rely on third parties to deliver some of our products to our facilities and customers on a timely and cost-effective basis.  These third-party providers could be vulnerable to labor shortages, liquidity concerns or other factors that may result in delays in deliveries or increased costs of deliveries. Any significant delay in deliveries to our customers could lead to increased returns and cause us to lose sales. Any increase in freight charges or other costs of deliveries could increase our costs of doing business and harm our sales, profitability, cash flows and financial condition.

Fluctuations in commodity prices or third-party logistics costs could result in an increase in component costs and/or delivery costs.

Our business is subject to significant increases or volatility in the prices of certain commodities, including but not limited to electronic componentry, fuel, oil, natural gas, rubber, cotton, plastic resin, steel and chemical ingredients used to produce foam, as well as third-party logistic costs. Increases in prices of these commodities or logistics costs or other inflationary pressures may result in significant cost increases for our raw materials and product components, as well as increases in the cost of delivering our products to our customers. To the extent we are unable to offset any such increased costs through value engineering and similar initiatives, or through price increases, our profitability, cash flows and financial condition may be adversely impacted. If we choose to increase prices to offset the increased costs, our sales volumes could be adversely impacted.

Our business is subject to risks inherent in global sourcing activities.

Our air chambers and some of our other components are manufactured outside the United States, and therefore are subject to risks associated with foreign sourcing of materials, including but not limited to:

•	Existing or potential duties, tariffs or quotas on certain types of goods that may be imported into the United States;
•	Political instability resulting in disruption of trade;
•	Disruptions in transportation due to acts of terrorism, shipping delays, foreign or domestic dock strikes, customs inspections or other factors;
•	Foreign currency fluctuations; and
•	Economic uncertainties, including inflation.

We cannot predict whether the countries in which some of our components are manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. The United States government is contemplating various actions regarding trade with China, including the possibility of levying various tariffs on imports from China. As we source some of our components from China, any tariffs or other trade restrictions impacting the import of those components from China may have a material adverse impact on us.

These factors could increase our costs of doing business with foreign suppliers, lead to inadequate inventory levels or delays in shipping beds to our customers, which could harm our sales, customer satisfaction, profitability, cash flows and financial condition.

Disruption of operations in either of our two main manufacturing facilities or three assembly facilities could increase our costs of doing business or lead to delays in shipping our beds.

We have two main manufacturing plants, which are located in Irmo, South Carolina and Salt Lake City, Utah. We co-located two of the three currently operated assembly distribution centers at these sites with a third location in Baltimore, Maryland. A significant percentage of our products are assembled to fulfill orders rather than stocking finished goods inventory in our plants or stores.

Therefore, the disruption of operations of either of our two main manufacturing facilities or three assembly facilities for a significant period of time may increase our costs of doing business and lead to delays in shipping our beds to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

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

The federal Consumer Product Safety Commission adopted flammability standards and related regulations which became effective nationwide in July 2007 for mattresses and mattress and foundation sets. Compliance with these requirements has resulted in higher materials and manufacturing costs for our products, and has required modifications to our information systems and business operations, further increasing our costs and negatively impacting our capacity.

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

Any improvements or upgrades to our information systems that may be required to meet the evolving needs of our business as well as existing and emerging regulatory requirements may be costly to implement and may take longer or require greater resources than anticipated, and may result in disruptions to our systems or business.

We depend on our information systems for many aspects of our business. In the fourth quarter of 2015, we implemented a new ERP system and continue to implement operational improvements to our information systems. If our information systems are disrupted in any material way, or improvements or upgrades are required to meet the evolving needs of our business and existing and emerging regulatory requirements, we may be required to incur significant capital expenditures in the pursuit of improvements or upgrades to our information systems. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause short-term disruptions to our existing systems and our business. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could adversely impact our sales, profitability, cash flows and financial condition.

Information systems that contain confidential Company data, consumers’ private data, and employees’ private data may be subject to attacks by hackers or other cyber threats that could compromise the security of the data, which could substantially disrupt our business and could result in the breach of the data.

Our information systems and information systems of third-party vendors we use to assist in the storage and management of information contain personal information related to our customers and employees in the ordinary course of our business, such as credit card and demographic information of our customers, SleepIQ® data, including biometric data, from our customer base and social security numbers and demographic information of our employees. These information systems also contain confidential Company data regarding our business and innovations. While we maintain and require our third-party vendors to maintain security measures to protect this information, a breach of these security measures, such as through third-party action, employee error, malfeasance or otherwise, could compromise the security of our data and customers’ and employees’ personal information. As the techniques used to breach such security measures change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any failure of our systems and processes or our third-party vendors’ systems and processes to adequately protect our data or customer or employee personal information from theft or loss could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.

Our future growth and profitability depend in part upon our ability to attract, retain and motivate qualified personnel.

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

The following table summarizes the geographic locations of our 579 retail stores as of December 29, 2018:

	Retail Stores		Retail Stores		Retail Stores
Alabama	10	Louisiana	8	Ohio	21
Alaska	1	Maine	2	Oklahoma	5
Arizona	10	Maryland	14	Oregon	7
Arkansas	4	Massachusetts	11	Pennsylvania	21
California	66	Michigan	18	Rhode Island	1
Colorado	14	Minnesota	16	South Carolina	8
Connecticut	6	Mississippi	5	South Dakota	2
Delaware	2	Missouri	12	Tennessee	11
Florida	41	Montana	4	Texas	53
Georgia	20	Nebraska	4	Utah	6
Hawaii	1	Nevada	5	Vermont	1
Idaho	8	New Hampshire	4	Virginia	18
Illinois	3	New Jersey	16	Washington	14
Indiana	21	New Mexico	3	West Virginia	2
Iowa	11	New York	20	Wisconsin	12
Kansas	8	North Carolina	16	Wyoming	1
Kentucky	8	North Dakota	4	Total	579

Manufacturing, Distribution and Headquarters

We lease our 238,000 square-foot corporate headquarters in Minneapolis, Minnesota. The lease term commenced in November 2017 and runs through October 2032. The lease includes three five-year renewal options.

We lease two manufacturing, assembly and distribution centers in Irmo, South Carolina and Salt Lake City, Utah of approximately 151,000 square feet and approximately 101,000 square feet, respectively. The Irmo facility lease runs through June 2026, with two five-year renewal options. The Salt Lake City facility lease runs through July 2020, with two five-year renewal options. We also lease one storage facility in Salt Lake City of approximately 57,000 square feet through April 2020, and a second storage facility in Salt Lake City of approximately 80,000 square feet through November 2019.

We lease a bedding collection and fulfillment center in Brooklyn Park, Minnesota consisting of approximately 60,000 square feet. This lease runs through July 2020, with two three-year renewal options.

We lease a call center in Jefferson, Louisiana consisting of approximately 28,000 square feet. This lease runs through August 2022, with two three-year renewal options.

We lease one facility for our SleepIQ LABS’ operations in San Jose, California of approximately 16,000 square feet. This lease runs through February 2029 and contains two five-year renewal options.

We lease one facility for assembly and distribution of products in Baltimore, Maryland containing approximately 89,000 square feet. This lease runs through October 2025 and contains two three-year renewal options.

We lease approximately 900 square feet of office space in Portland, Oregon. This lease runs through September 2019.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible losses either because we believe that we have valid defenses to claims asserted against us or the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of pending legal proceedings to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our consolidated results of operations, financial position or cash flows. We expense legal costs as incurred.

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Sleep Number alleging that Sleep Number violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Sleep Number beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Sleep Number removed the case to the United States District Court for the District of New Jersey, which subsequently granted Sleep Number’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court accepted the certified questions and on April 16, 2018, ruled in our favor on one of the two questions, holding that a consumer only has standing to bring a claim under the relevant statute if the consumer has been harmed by the defendant’s conduct. The Third Circuit remanded the case to the federal district court, which initially allowed the plaintiffs to file its proposed amended complaint, but thereafter rescinded its order and then denied Plaintiffs’ request to file the amended complaint. We plan to ask the Court to dismiss the case.

On September 18, 2018, former Home Delivery Technician, Donald Cassels, and former Field Services Delivery Assistant, Jose Cadenas, filed suit in Superior Court in San Francisco County, California alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The plaintiffs purport to represent all former and current Sleep Number employees in the State of California aggrieved by the alleged practices. The Complaint seeks damages in the form of civil penalties and plaintiffs’ attorneys’ fees, and expressly disclaims the recovery of any purported individual specific relief or underpaid wages. After Sleep Number raised issues with the plaintiffs’ choice of venue, the Court transferred venue from the Superior Court in San Francisco County to Superior Court in Fresno County. We intend to vigorously defend this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market LLC (NASDAQ Global Select Market) under the symbol “SNBR.” As of January 26, 2019, there were approximately 215 holders of record of our common stock.

We are not restricted from paying cash dividends under our credit agreement so long as we are not in default under the credit agreement, our leverage ratio (as defined in our credit agreement) after giving effect to such restricted payments (as defined in our credit agreement) would not exceed 3.75:1.00 and no default or event of default (as defined in our credit agreement) would result therefrom. However, we have not historically paid, and have no current plans to pay, cash dividends on our common stock.

Information concerning share repurchases completed during the fourth quarter of fiscal 2018 is set forth below:

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
September 30, 2018 through October 27, 2018	614,828	$33.96	612,303	$249,204,000
October 28, 2018 through November 24, 2018	538,300	$37.97	537,913	228,779,000
November 25, 2018 through December 29, 2018	1,233,468	$34.77	1,233,378	185,899,000
Total	2,386,596		2,383,594	$185,899,000

(1)

Under our Board-approved $500 million share repurchase program, we repurchased 2,383,594 shares of our common stock at a cost of $84 million (based on trade dates) during the three months ended December 29, 2018.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 3,002 shares of our common stock at a cost of $104 thousand during the three months ended December 29, 2018.

(3)

There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (S&P) 400 Specialty Stores Index and The NASDAQ Stock Market (U.S.) Index assuming a $100 investment made on December 28, 2013. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG SLEEP NUMBER CORPORATION, S&P 400 SPECIALTY STORES INDEX,

AND THE NASDAQ STOCK MARKET (U.S.) INDEX

	12/28/13	01/03/15	01/02/16	12/31/16	12/30/17	12/29/18
Sleep Number Corporation	$100	$127	$101	$107	$177	$151
S&P 400 Specialty Stores Index	100	124	91	108	84	78
The NASDAQ Stock Market (U.S.) Index	100	115	123	134	174	168

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

	Year
	2018	2017	2016	2015	2014(1)
Consolidated Statements of Operations Data:
Net sales	$1,531,575	$1,444,497	$1,311,291	$1,213,699	$1,156,757
Gross profit	927,961	897,347	810,160	740,751	706,850
Operating expenses:
Sales and marketing	687,380	650,357	595,845	550,475	512,007
General and administrative	119,378	127,269	109,674	99,209	84,864
Research and development	28,775	27,806	27,991	15,971	8,233
Operating income	92,428	91,915	76,650	75,096	101,746
Net income	$69,539	$65,077	$51,417	$50,519	$67,974
Net income per share:
Basic	$1.97	$1.58	$1.11	$0.99	$1.27
Diluted	$1.92	$1.55	$1.10	$0.97	$1.25
Shares used in calculation of net income per share:
Basic	35,256	41,212	46,154	51,252	53,452
Diluted	36,165	42,085	46,902	52,101	54,193
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities	$1,612	$3,651	$11,609	$36,114	$166,045
Total assets	470,138	471,834	457,166	500,897	474,187
Total shareholders’ (deficit) equity	(109,550)	89,156	160,320	222,339	256,907
Selected Operating Data:
Stores open at period-end	579	556	540	488	463
Stores opened during period	53	36	72	38	57
Stores closed during period	30	20	20	13	34
Average sales per store (000’s)(2)	$2,707	$2,618	$2,555	$2,536	$2,512
Percentage of stores with more than $1.0 million in net sales(3)	98%	98%	98%	99%	98%
Percentage of stores with more than $2.0 million in net sales(3)	65%	61%	61%	62%	59%
Average revenue per mattress unit - Company-Controlled channel(4)	$4,482	$4,283	$4,046	$4,028	$3,671
Company-Controlled comparable-sales increase(5)	3%	4%	1%	3%	12%
Total retail square footage (at period-end) (000's)	1,598	1,489	1,399	1,214	1,106
Average square footage per store open during period(3)	2,725	2,647	2,538	2,445	2,302
Average sales per square foot(3)	$998	$995	$1,013	$1,045	$1,107
Average store age (in months at period-end)	95	97	93	99	97
Earnings before interest, depreciation and amortization (Adjusted EBITDA)(6)	$161,588	$169,097	$145,689	$133,057	$148,223
Free cash flows(6)	$86,025	$112,778	$93,793	$22,356	$67,874
Return on invested capital (ROIC)(6)	16.0%	14.3%	12.2%	11.2%	15.1%

________________________

(1)	Fiscal year 2014 had 53 weeks. All other fiscal years presented had 52 weeks.
(2)	Trailing-twelve months Company-Controlled comparable sales per store open at least one year.
(3)	For stores open during the entire period indicated (excludes online and phone sales).
(4)	Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.
(5)

Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. The number of comparable stores used to calculate such data was 524, 512, 459, 442 and 396 for 2018, 2017, 2016, 2015 and 2014, respectively. Fiscal 2014 included 53 weeks, as compared to 52 weeks for the other periods presented. Comparable sales have been adjusted and reported as if all years had the same number of weeks.

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

	Year
	2018	2017	2016	2015	2014
Net income	$69,539	$65,077	$51,417	$50,519	$67,974
Income tax expense	16,982	25,961	24,516	24,911	34,134
Interest expense	5,911	975	811	160	53
Depreciation and amortization	61,648	61,077	56,910	46,916	38,767
Stock-based compensation	11,412	15,763	11,961	10,290	6,798
Asset impairments	96	244	74	261	497
Adjusted EBITDA	$165,588	$169,097	$145,689	$133,057	$148,223

Free Cash Flow

(in thousands)

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

	Year
	2018	2017	2016	2015	2014
Net cash provided by operating activities	$131,540	$172,607	$151,645	$107,942	$144,468
Less: Purchases of property and equipment	(45,515)	(59,829)	(57,852)	(85,586)	(76,594)
Free cash flow	$86,025	$112,778	$93,793	$22,356	$67,874

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

	Year
	2018	2017	2016	2015	2014
Net operating profit after taxes (NOPAT)
Operating income	$92,428	$91,915	$76,650	$75,096	$101,746
Add: Rent expense(1)	79,390	74,019	67,416	62,369	57,605
Add: Interest income	4	97	94	494	415
Less: Depreciation on capitalized operating leases(2)	(20,392)	(18,865)	(17,185)	(16,203)	(14,265)
Less: Income taxes(3)	(36,444)	(48,970)	(41,933)	(40,384)	(48,900)
NOPAT	$114,986	$98,196	$85,042	$81,372	$96,601

Average invested capital
Total (deficit) equity	$(109,550)	$89,156	$160,320	$222,339	$256,907
Less: Cash greater than target (4)	—	—	—	—	(37,319)
Add: Long-term debt(5)	200,458	—	—	—	—
Add: Capitalized operating lease obligations(6)	635,120	592,152	539,328	498,952	460,840
Total invested capital at end of period	$726,028	$681,308	$699,648	$721,291	$680,428

Average invested capital(7)	$719,055	$686,436	$699,576	$726,756	$639,118

Return on invested capital (ROIC)(8)	16.0%	14.3%	12.2%	11.2%	15.1%

(1)	Rent expense is added back to operating income to show the impact of owning versus leasing the related assets.
(2)

Depreciation is based on the average of the last five fiscal quarters' ending capitalized operating lease obligations (see note 6) for the respective reporting periods with an assumed thirty-year useful life. This is subtracted from operating income to illustrate the impact of owning versus leasing the related assets.

(3)	Reflects annual effective income tax rates, before discrete adjustments, of 24.1%, 33.3%, 33.0%, 33.2% and 33.6% for 2018, 2017, 2016, 2015 and 2014, respectively.
(4)	Cash greater than target is defined as cash, cash equivalents and marketable debt securities less customer prepayments in excess of $100 million.
(5)	Long-term debt includes capital lease obligations, if applicable.
(6)

A multiple of eight times annual rent expense is used as an estimate for capitalizing our operating lease obligations. The methodology utilized aligns with the methodology of a nationally recognized credit rating agency. Our revolving credit facility’s leverage covenant computation is based on a multiple of six times annual rent expense.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;
•	The effectiveness of our marketing messages;
•	The efficiency of our advertising and promotional efforts;
•	Our ability to execute our Company-Controlled distribution strategy;
•	Our ability to achieve and maintain acceptable levels of product and service quality, and acceptable product return and warranty claims rates;
•	Our ability to continue to improve and expand our product line, and consumer acceptance of our products, product quality, innovation and brand image;
•	Industry competition, the emergence of additional competitive products and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;
•	The potential for claims that our products, processes, advertising, or trademarks infringe the intellectual property rights of others;
•	Availability of attractive and cost-effective consumer credit options;
•	Our manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
•

Our dependence on significant suppliers and third parties and our ability to maintain relationships with key suppliers or third-parties, including several sole-source suppliers or providers of services;

•	Rising commodity costs and other inflationary pressures;
•	Risks inherent in global sourcing activities, including tariffs and the potential for shortages in supply;
•	Risks of disruption in the operation of either of our three main manufacturing facilities or three assembly facilities;
•	Increasing government regulation;
•	Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;
•	The adequacy of our and third-party information systems to meet the evolving needs of our business and existing and evolving risks and regulatory standards applicable to data privacy and security;
•	The costs and potential disruptions to our business related to upgrading our information systems;
•

The vulnerability of our and third-party information systems to attacks by hackers or other cyber threats that could compromise the security of our systems, result in a data breach or disrupt our business;

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

Overview

Business Overview

Sleep Number is the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number beds and the leader in sleep innovation. We offer our customers high-quality, individualized sleep solutions and services, including a complete line of Sleep Number beds, bases and bedding accessories. We are also the pioneer and leader in biometric sleep innovation and tracking. Our proprietary SleepIQ technology, the operating system of the 360 smart bed, works with our proprietary algorithms and artificial intelligence to track user’s sleep patterns and biometric changes. SleepIQ allows each bed to use the sleeper’s own data to automatically and effortlessly adjust the bed’s firmness, delivering proven quality sleep.

Our relentless focus on developing winning innovation for our customers is also helping us to deliver superior shareholder value, by: (i) increasing consumer demand; (ii) leveraging our business model; and (iii) deploying capital efficiently.

Results of Operations

Fiscal 2018 Summary

Financial highlights for fiscal 2018 were as follows:

•

Net sales for 2018 increased 6% to $1.53 billion, compared with $1.44 billion in 2017. Company-Controlled comparable sales increased 3% and sales from 23 net new stores opened in the past 12 months added 3 percentage points (ppt.) of growth in 2018.

•

Net sales accelerated in the back-half of 2018 after we transitioned to selling all Sleep Number 360 smart beds. In January 2017 at CES, Sleep Number introduced the Sleep Number 360 smart bed line, the most significant innovation in our 30-year history. In May 2017, we began selling our i7 and i10 smart beds. We launched a third smart bed model (the p6) in December 2017. In April 2018, we introduced the Sleep Number 360 p5 and i8 smart beds, our two most popular models. Our c4 and c2 bed models completed the transition in June and July 2018, respectively. The Sleep Number 360 smart bed won 13 awards at CES 2017, including being named the Best of Innovation Honoree in the Home Appliance category. It also received the 2018 Edison Silver Award for breakthrough product design and innovation in the Wellness Technology category. Sleep Number was ranked #1 in Customer Satisfaction with Mattresses by J.D. Power in 2018 and the best in six out of seven categories (support, durability, comfort, features, value and warranty).

•	On a trailing twelve-month basis, 2018 net sales per store (for stores open at least one year, including online and phone sales) of $2.7 million increased 3% from $2.6 million in 2017.
•

2018 operating income of $92 million increased 1% compared with the prior year despite significant gross margin costs associated with transitioning to all 360 smart beds, including excess freight, storage, product handling, operating inefficiencies and close-out sales of our prior line of beds. Our 2018 operating income rate decreased to 6.0% of net sales, compared with 6.4% of net sales in 2017. The increase in operating income was attributable to: (i) the 6% increase in net sales; (ii) the operating expense leverage resulting from the 6% increase in net sales and reduced corporate incentive compensation; partially offset by (iii) a 1.5 ppt. decrease in our gross profit rate primarily due to the product transition costs noted above.

•

Net income in 2018 increased 7% to $70 million compared with net income of $65 million in 2017. Net income per diluted share increased 24% to $1.92 versus $1.55 per diluted share in 2017. Net income per diluted share in 2018 benefited from a lower income tax rate (Tax Cuts and Jobs Act) and a reduction in diluted average shares outstanding (share repurchases).

•	We achieved a return on invested capital (ROIC) of 16.0% in 2018, compared with our high-single digit weighted average cost of capital.
•

Cash provided by operating activities in 2018 decreased to $132 million, compared with $173 million for the prior year. Purchases of property and equipment for 2018 decreased to $46 million, compared with $60 million in 2017.

•

We ended 2018 with $200 million of borrowings under our revolving credit facility (as planned), compared with $25 million at the end of 2017. We utilize our credit facility for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. In February 2019, we amended our revolving credit facility to increase our net aggregate availability to $450 million.

•

In 2018, we repurchased 8.3 million shares of our common stock at a cost of $279 million ($33.60 per share, based on trade date) under our Board-approved share repurchase program. As of December 29, 2018, the remaining authorization under our Board-approved share repurchase program was $186 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2018		2017		2016
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,531.6	100.0%	$1,444.5	100.0%	$1,311.3	100.0%
Cost of sales	603.6	39.4	547.2	37.9	501.1	38.2
Gross profit	928.0	60.6	897.3	62.1	810.2	61.8

Operating expenses:
Sales and marketing	687.4	44.9	650.4	45.0	595.8	45.4
General and administrative	119.4	7.8	127.3	8.8	109.7	8.4
Research and development	28.8	1.9	27.8	1.9	28.0	2.1
Total operating expenses	835.5	54.6	805.4	55.8	733.5	55.9
Operating income	92.4	6.0	91.9	6.4	76.7	5.8
Other expense, net	5.9	0.4	0.9	0.1	0.7	0.1
Income before income taxes	86.5	5.6	91.0	6.3	75.9	5.8
Income tax expense	17.0	1.1	26.0	1.8	24.5	1.9
Net income	$69.5	4.5%	$65.1	4.5%	$51.4	3.9%

Net income per share:
Basic	$1.97		$1.58		$1.11
Diluted	$1.92		$1.55		$1.10

Weighted-average number of common shares:
Basic	35.3		41.2		46.2
Diluted	36.2		42.1		46.9

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	2018	2017	2016
Company-Controlled channel	99.1%	98.7%	97.7%
Wholesale/Other channel	0.9%	1.3%	2.3%
Total	100.0%	100.0%	100.0%

The components of total net sales growth, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2018	2017	2016
Retail comparable-store sales(1)	3%	3%	0%
Online and phone(1)	15%	16%	25%
Company-Controlled comparable sales change(1)	3%	4%	1%
Net opened/closed stores	3%	7%	7%
Total Company-Controlled channel	6%	11%	8%
Wholesale/Other channel	(26%)	(38%)	5%
Total net sales change	6%	10%	8%

(1)

Stores are included in the comparable-store calculation in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	2018	2017	2016
Average sales per store(1) ($ in thousands)	$2,707	$2,618	$2,555
Average sales per square foot(1)	$998	$995	$1,013
Stores > $1 million in net sales(2)	98%	98%	98%
Stores > $2 million in net sales(2)	65%	61%	61%
Average revenue per mattress unit – Company-Controlled channel(3)	$4,482	$4,283	$4,046

(1)	Trailing-twelve months Company-Controlled comparable sales per store open at least one year.
(2)	Trailing-twelve months for stores open at least one year (excludes online and phone sales).
(3)	Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating during the last three years was as follows:

	2018	2017	2016
Beginning of period	556	540	488
Opened	53	36	72
Closed	(30)	(20)	(20)
End of period	579	556	540

Comparison of 2018 and 2017

Net sales

Net sales in 2018 increased 6% to $1.53 billion, compared with $1.44 billion in 2017. The sales increase was driven by a 3% comparable sales increase in our Company-Controlled channel and 3 percentage points (ppt.) of growth from sales generated by 23 net new retail stores opened in the past 12 months, partially offset by a decrease in Wholesale/Other channel sales.

The $87 million net sales increase compared with the same period one year ago was primarily comprised of: (i) a $47 million increase from Company-Controlled comparable sales; and (ii) a $45 million increase resulting from net store openings; partially offset by (iii) a $5 million decrease in Wholesale/Other channel sales. Company-Controlled mattress units increased 2% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 5%.

Net sales accelerated in the back-half of 2018 after we transitioned to selling all Sleep Number 360 smart beds. In January 2017 at CES, Sleep Number introduced the Sleep Number 360 smart bed line, the most significant innovation in our 30-year history. In May 2017, we began selling our i7 and i10 smart beds. We launched a third smart bed model (the p6) in December 2017. In April 2018, we introduced the Sleep Number 360 p5 and i8 smart beds, our two most popular models. Our c4 and c2 bed models completed the transition in June and July 2018, respectively. The Sleep Number 360 smart bed won 13 awards at CES 2017, including being named the Best of Innovation Honoree in the Home Appliance category. It also received the 2018 Edison Silver Award for breakthrough product design and innovation in the Wellness Technology category. Sleep Number was ranked #1 in Customer Satisfaction with Mattresses by J.D. Power in 2018 and the best in six out of seven categories (support, durability, comfort, features, value and warranty).

Gross profit

Gross profit for 2018 of $928 million increased by $31 million, or 3% compared with $897 million in 2017. The 2018 gross profit rate decreased to 60.6% of net sales, compared with 62.1% for the prior-year period. The 1.5 ppt. decrease in the gross profit rate was primarily due to: (i) significant costs associated with transitioning to all 360 smart beds, including excess freight, storage and product handling; (ii) inefficiencies related to operating two product lines for most of 2018; (iii) close-out sales of our prior line of beds; and (iv) a higher mix of lower-margin products, including our FlexFit adjustable bases. In addition, our gross profit rate can fluctuate from year to year due to a variety of other factors, including warranty expenses, sales return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses in 2018 increased $37 million to $687 million, compared with $650 million last year. The sales and marketing expense rate decreased slightly to 44.9% of net sales compared with 45.0% for the same period one year ago due to: (i) the expense leverage from the 6% increase in net sales; partially offset by (ii) an increase in media and promotional expenses that drove additional customer traffic to our sales channels, including stores, online and phone.

General and administrative expenses

General and administrative (G&A) expenses decreased $8 million to $119 million in 2018, compared with $127 million in the prior year and decreased to 7.8% of net sales, compared with 8.8% of net sales one year ago. The $8 million decrease in G&A expenses consisted of the following major components: (i) a $7.0 million reduction in employee compensation resulting from a year-over-year decrease in Company-wide performance-based incentive compensation; and (ii) $1.0 million decrease in miscellaneous other expenses. The G&A expense rate decreased by 1.0 ppt. in 2018 compared with the same period one year ago due to the decrease in expenses discussed above and the leveraging impact of the 6% net sales increase.

Other expense, net

Other expense, net increased to $6 million for the year ended December 29, 2018 compared with $1 million for the same period one year ago. The increase was driven by increased interest expense from a higher average debt balance on our revolving line of credit and an increase in the weighted-average interest rate on borrowings outstanding.

Income tax expense

Income tax expense was $17 million for the year ended December 29, 2018, compared with $26 million for the same period one year ago. The effective tax rate for the year ended December 29, 2018 decreased to 19.6% compared with 28.5% for 2017 reflecting the changes associated with the “Tax Cuts and Jobs Act” (TCJA), including a reduction in the federal income tax rate to 21% from 35%. Tax expense for 2017 included a $1.7 million provisional tax benefit from revaluing deferred taxes in accordance with the TCJA. Tax expense for 2018 included a $2.9 million increase in the 2017 provisional tax benefit based on new information, including a tax planning analysis. Both periods' tax expense and effective tax rates included stock-based compensation excess tax benefits. See Note 12, Income Taxes, for further information.

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

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value. Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $450 million revolving credit facility (increased in February 2019 from $300 million). The cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion and strategic initiatives for the foreseeable future.

As of December 29, 2018, cash and cash equivalents totaled $2 million compared with $4 million as of December 30, 2017. The main components of the $2 million change in cash and cash equivalents were $132 million of cash provided by operating activities and $182 million increase in short-term borrowings, which were more than offset by $46 million of cash used to purchase property and equipment and $272 million of cash used to repurchase our common stock (based on settlement, we repurchased $282 million based on trade date).

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	2018	2017
Total cash provided by (used in):
Operating activities	$131.5	$172.6
Investing activities	(45.2)	(59.8)
Financing activities	(88.3)	(123.9)
Net decrease in cash and cash equivalents	$(2.0)	$(11.1)

Cash provided by operating activities for the fiscal year ended December 29, 2018 was $132 million compared with $173 million for the fiscal year ended December 30, 2017. Significant components of the $41 million year-over-year change in cash from operating activities included: (i) a $4 million increase in net income in 2018 compared with 2017; (ii) a $32 million fluctuation in accounts payable with both years impacted by business changes and timing of payments; (iii) ) a $22 million fluctuation in the amount accrued and timing of compensation and benefits payments due to year-over-year changes in Company-wide performance-based incentive compensation; and (iv) an $18 million fluctuation in prepaid expenses and other assets with both years impacted by timing of rent payments and changes in business activities.

Net cash used in investing activities was $45 million for the fiscal year ended December 29, 2018, compared with $60 million for the same period one year ago. Investing activities for the current-year period included $46 million of property and equipment purchases, compared with $60 million for the same period last year.

Net cash used in financing activities was $88 million for the fiscal year ended December 29, 2018, compared with net cash used in financing activities of $124 million for the same period one year ago. During the fiscal year ended December 29, 2018, we repurchased $272 million of our common stock (based on settlement, $269 million under our Board-approved share repurchase program and $3 million in connection with the vesting of employee restricted stock grants) compared with $155 million during the same period one year ago. Short-term borrowings fluctuated by $154 million compared with the prior-year period, reflecting $200 million of borrowings under our revolving credit facility as of December 29, 2018, compared with $25 million as of December 30, 2017. Changes in book overdrafts are included in the net change in short-term borrowings. Financing activities for both periods reflect the cash proceeds from the exercise of employee stock options.

Under our Board-approved share repurchase program, we repurchased 8.3 million shares at a cost of $279 million (based on trade date, $33.60 per share) during the fiscal year ended December 29, 2018. During 2017, we repurchased 5.4 million shares at a cost of $150 million ($28.00 per share). As of December 29, 2018, the remaining authorization under our Board-approved share repurchase program was $186 million. There is no expiration date governing the period over which we can repurchase shares.

In February 2019, we amended our revolving credit facility (Credit Agreement) with a syndicate of banks (Lenders). The Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $450 million. The Credit Agreement contains an accordion feature that allows us to increase the amount of the credit facility from $450 million up to $600 million in total availability, subject to Lenders' approval. The Credit Agreement matures in February 2024.

The Credit Agreement provides the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the Credit Agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of December 29, 2018, we had $200 million in outstanding borrowings and $3 million in outstanding letters of credit. As of December 29, 2018, the weighted-average interest rate on borrowings outstanding under the credit facility was 4.2%, and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of December 29, 2018, we were in compliance with all financial covenants.

Under the terms of the Synchrony Agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts.

Off-Balance-Sheet Arrangements and Contractual Obligations

As of December 29, 2018, we were not involved in any unconsolidated special purpose entity transactions. Other than our operating leases and $3 million in outstanding letters of credit, we do not have any off-balance-sheet financing. A summary of our operating lease obligations is included in the “Contractual Obligations” section (as follows). Additional information regarding our operating leases is available in Item 2, Properties, and Note 6, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Contractual Obligations

The following table presents information regarding our contractual obligations as of December 29, 2018 (in thousands):

	Payments Due by Period(1)
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating leases(2)	$478,068	$78,337	$139,822	$110,591	$149,318
Capital leases	1,023	139	278	258	348
Purchase commitments	31,923	31,923	—	—	—
Total	$511,014	$110,399	$140,100	$110,849	$149,666

(1)

Our unrecognized tax benefits, including interest and penalties, of $4 million have not been included in the Contractual Obligations table as we are not able to determine a reasonable estimate of timing of the cash settlement with the respective taxing authorities.

(2)

These amounts include the payments related to 46 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to ten years, which if consummated based on current cost estimates, would approximate $62 million over the initial lease term.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, sales, expenses and the related disclosure. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

A 10% change in our stock-based compensation expense for the year ended December 29, 2018, would have affected net income by approximately $0.9 million in 2018.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Our indefinite-lived intangible assets include trade names/trademarks.

See Note 1, Business and Summary of Significant Accounting Policies, and Note 5, Goodwill and Intangible Assets, Net, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our goodwill and indefinite-lived intangible assets.

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

In the fourth quarter of fiscal 2018, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. We believe our assumptions and judgments used in estimating cash flows and determining fair value were reasonable. However, unexpected changes to such assumptions and judgments could affect our impairment analyses and future results of operations, including an impairment charge that could be material.

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

A 10% change in our warranty liability at December 29, 2018, would have affected net income by approximately $0.8 million in 2018.

Revenue Recognition

Certain accounting estimates relating to revenue recognition contain uncertainty because they require management to make assumptions and to apply judgment regarding the effects of future events.

See Note 1, Business and Summary of Significant Accounting Policies, and Note 9, Revenue Recognition, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our revenue recognition policies.

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

A 10% change in our sales returns allowance at December 29, 2018 would have affected net income by approximately $1.5 million in 2018.

Recent Accounting Pronouncements

See “Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Business and Summary of Significant Accounting Policies - New Accounting Pronouncements” for recent accounting pronouncements that may affect our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in short-term market interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $1.5 million based on the $200 million of borrowings under our revolving credit facility at December 29, 2018. We do not manage our interest-rate volatility risk through the use of derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sleep Number Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sleep Number Corporation and subsidiaries (the “Company”, formerly Select Comfort Corporation) as of December 29, 2018 and December 30, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN

February 26, 2019

We have served as the Company’s auditor since 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sleep Number Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sleep Number Corporation and subsidiaries (the “Company”, formerly Select Comfort Corporation) as of December 29, 2018, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2018, of the Company and our report dated February 26, 2019 expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 26, 2019

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 29, 2018 and December 30, 2017

(in thousands, except per share amounts)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,612	$3,651
Accounts receivable, net of allowance for doubtful accounts of $699 and $714, respectively	24,795	19,312
Inventories	84,882	84,298
Prepaid expenses	8,009	17,565
Other current assets	31,559	27,665
Total current assets	150,857	152,491

Non-current assets:
Property and equipment, net	205,631	208,646
Goodwill and intangible assets, net	75,407	77,588
Deferred income taxes	-	2,625
Other non-current assets	38,243	30,484
Total assets	$470,138	$471,834

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Borrowings under revolving credit facility	$199,600	$24,500
Accounts payable	144,781	129,194
Customer prepayments	27,066	27,767
Accrued sales returns	19,907	19,270
Compensation and benefits	27,700	34,602
Taxes and withholding	18,380	24,234
Other current liabilities	51,234	46,822
Total current liabilities	488,668	306,389

Non-current liabilities:
Deferred income taxes	4,822	—
Other non-current liabilities	86,198	76,289
Total liabilities	579,688	382,678

Shareholders’ (deficit) equity:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 30,868 and 38,813 shares issued and outstanding, respectively	309	388
Additional paid-in capital	—	—
(Accumulated deficit) retained earnings	(109,859)	88,768
Total shareholders’ (deficit) equity	(109,550)	89,156
Total liabilities and shareholders’ (deficit) equity	$470,138	$471,834

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 29, 2018, December 30, 2017 and December 31, 2016

(in thousands, except per share amounts)

	2018	2017	2016
Net sales	$1,531,575	$1,444,497	$1,311,291
Cost of sales	603,614	547,150	501,131
Gross profit	927,961	897,347	810,160

Operating expenses:
Sales and marketing	687,380	650,357	595,845
General and administrative	119,378	127,269	109,674
Research and development	28,775	27,806	27,991
Total operating expenses	835,533	805,432	733,510
Operating income	92,428	91,915	76,650
Other expense, net	5,907	877	717
Income before income taxes	86,521	91,038	75,933
Income tax expense	16,982	25,961	24,516
Net income	$69,539	$65,077	$51,417

Basic net income per share:
Net income per share – basic	$1.97	$1.58	$1.11
Weighted-average shares – basic	35,256	41,212	46,154

Diluted net income per share:
Net income per share – diluted	$1.92	$1.55	$1.10
Weighted-average shares – diluted	36,165	42,085	46,902

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 29, 2018, December 30, 2017 and December 31, 2016

(in thousands)

	2018	2017	2016
Net income	$69,539	$65,077	$51,417
Other comprehensive income – unrealized gain on available-for-sale marketable debt securities, net of income tax	—	—	14
Comprehensive income	$69,539	$65,077	$51,431

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ (Deficit) Equity

Years ended December 29, 2018, December 30, 2017 and December 31, 2016

(in thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	Income/(Loss)	Total
Balance at January 2, 2016	49,402	$494	$—	$221,859	$(14)	$222,339
Net income	—	—	—	51,417	—	51,417
Other comprehensive income:
Unrealized gain on available-for-sale marketable debt securities, net of tax	—	—	—	—	14	14
Exercise of common stock options	188	2	2,296	—	—	2,298
Tax effect from stock-based compensation	—	—	(1,016)	—	—	(1,016)
Stock-based compensation	11	—	11,961	—	—	11,961
Repurchases of common stock	(6,032)	(60)	(13,241)	(113,392)	—	(126,693)
Balance at December 31, 2016	43,569	$436	$—	$159,884	$—	$160,320
Net income	—	—	—	65,077	—	65,077
Exercise of common stock options	222	2	3,239	—	—	3,241
Stock-based compensation	594	6	15,757	—	—	15,763
Repurchases of common stock	(5,572)	(56)	(18,996)	(136,193)	—	(155,245)
Balance at December 30, 2017	38,813	$388	$—	$88,768	$—	$89,156
Net income	—	—	—	69,539	—	69,539
Exercise of common stock options	186	2	2,786	—	—	2,788
Stock-based compensation	271	3	11,409	—	—	11,412
Repurchases of common stock	(8,402)	(84)	(14,195)	(268,166)	—	(282,445)
Balance at December 29, 2018	30,868	$309	$—	$(109,859)	$—	$(109,550)

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 29, 2018, December 30, 2017 and December 31, 2016

(in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$69,539	$65,077	$51,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,966	61,291	57,172
Stock-based compensation	11,412	15,763	11,961
Net (gain) loss on disposals and impairments of assets	(51)	249	27
Excess tax benefits from stock-based compensation	—	—	(517)
Deferred income taxes	7,447	2,042	(1,640)
Changes in operating assets and liabilities:
Accounts receivable	(5,483)	393	9,297
Inventories	(584)	(9,272)	11,574
Income taxes	(6,561)	1,697	25,119
Prepaid expenses and other assets	5,551	(12,405)	(2,195)
Accounts payable	(9,894)	21,779	(4,965)
Customer prepayments	(701)	1,560	(25,266)
Accrued compensation and benefits	(6,872)	15,398	2,808
Other taxes and withholding	707	(893)	2,723
Other accruals and liabilities	5,064	9,928	14,130
Net cash provided by operating activities	131,540	172,607	151,645

Cash flows from investing activities:
Purchases of property and equipment	(45,515)	(59,829)	(57,852)
Proceeds from sales of property and equipment	272	36	92
Proceeds from marketable debt securities	—	—	21,053
Investments in marketable debt securities	—	—	(5,968)
Net cash used in investing activities	(45,243)	(59,793)	(42,675)

Cash flows from financing activities:
Repurchases of common stock	(272,446)	(155,245)	(126,693)
Net increase in short-term borrowings	182,336	28,094	5,932
Proceeds from issuance of common stock	2,788	3,241	2,298
Debt issuance costs	(1,014)	(12)	(409)
Excess tax benefits from stock-based compensation	—	—	517
Net cash used in financing activities	(88,336)	(123,922)	(118,355)

Net decrease in cash, cash equivalents and restricted cash	(2,039)	(11,108)	(9,385)
Cash, cash equivalents and restricted cash, at beginning of period	3,651	14,759	24,144
Cash, cash equivalents and restricted cash, at end of period	$1,612	$3,651	$14,759

Non-cash financing transactions:
Change in unsettled repurchases of common stock	$9,999	$—	$—
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$15,031	$22,807	$(653)
Interest paid	$5,086	$753	$608
Capital lease obligations incurred	$943	$—	$—
Purchases of property and equipment included in accounts payable	$12,123	$3,964	$5,517

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

Sleep Number Corporation and our 100%-owned subsidiaries (Sleep Number or the Company) have a vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number beds which allows us to offer consumers high-quality, individualized sleep solutions and services. Sleep Number also offers FlextFit adjustable bases, and Sleep Number pillows, sheets and other bedding products.

We generate revenue by marketing our innovations to new and existing customers, and by selling products through two distribution channels. Our Company-Controlled channel, which includes retail, online and phone, sells directly to consumers. Our Wholesale/Other channel sells to and through selected retail and wholesale customers in the United States.

The consolidated financial statements include the accounts of Sleep Number Corporation and our subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends were as follows: fiscal 2018 ended December 29, 2018; fiscal 2017 ended December 30, 2017; and fiscal 2016 ended December 31, 2016. Fiscal years 2018, 2017 and 2016 each had 52 weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in our consolidated balance sheets and in net increase in short-term borrowings in the financing activities section of our consolidated statements of cash flows. Book overdrafts totaled $38 million and $30 million at December 29, 2018 and December 30, 2017, respectively.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses and consist primarily of receivables from third-party financiers for customer credit card purchases and receivables from wholesale customers. The allowance is recognized in an amount equal to anticipated future write-offs. We estimate future write-offs based on delinquencies, aging trends, industry risk trends, our historical experience and current trends. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

Inventories

Inventories include materials, labor and overhead and are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. We review inventory quantities on hand and record reserves for obsolescence based on historical selling prices, current market conditions and forecasted product demand, to reduce inventory to net realizable value.

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

Estimated useful lives of our property and equipment by major asset category are as follows:

Leasehold improvements	5 to 15 years
Furniture and equipment	3 to 15 years
Production machinery	3 to 7 years
Computer equipment and software	3 to 12 years

Goodwill and Intangible Assets, Net

Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company's net identifiable assets. Our intangible assets include developed technologies and trade names/trademarks. Definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from 8-10 years.

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

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Goodwill and Indefinite-lived Intangible Assets - goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually or when there are indicators of impairment using a fair value approach. The Financial Accounting Standards Board's (FASB) guidance allows us to perform either a quantitative assessment or a qualitative assessment before calculating the fair value of a reporting unit. We have elected to perform the quantitative assessment. The quantitative goodwill impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. Based on our 2018 assessments, we determined there was no impairment.

Warranty Liabilities

We provide a limited warranty on most of the products we sell. The estimated warranty costs, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred by us and are adjusted for any current trends as appropriate. The majority of our warranty claims are incurred within the first year. Our warranty liability contains uncertainties because our warranty obligations cover an extended period of time and require management to make estimates for claim rates and the projected cost of materials and freight associated with sending replacement parts to customers. We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2018	2017	2016
Balance at beginning of period	$9,320	$8,633	$10,028
Additions charged to costs and expenses for current-year sales	12,385	12,214	9,034
Deductions from reserves	(11,743)	(10,752)	(10,016)
Changes in liability for pre-existing warranties during the current year, including expirations	427	(775)	(413)
Balance at end of period	$10,389	$9,320	$8,633

Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used:

•	Level 1 – observable inputs such as quoted prices in active markets;
•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Dividends

We are not restricted from paying cash dividends under our credit agreement so long as we are not in default under the credit agreement, our leverage ratio (as defined in our credit agreement) after giving effect to such restricted payments (as defined in our credit agreement) would not exceed 3.75:1.00 and no default or event of default (as defined in our credit agreement) would result therefrom. However, we have not historically paid, and have no current plans to pay, cash dividends on our common stock.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Revenue Recognition

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue recognized excludes sales taxes. Amounts billed to customers for delivery and setup are included in net sales. For most products, we receive payment before or promptly after, the products or services are delivered to the customer.

Our beds sold with SleepIQ technology contain multiple performance obligations including the bed and SleepIQ hardware and software. We analyze our multiple performance obligation(s) to determine whether they are distinct and can be separated or whether they must be accounted for as a single performance obligation. We determined that the beds sold with the SleepIQ technology have two performance obligations consisting of: (i) the bed; and (ii) SleepIQ hardware and software. SleepIQ hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware's functionality. We determine the transaction price for multiple performance obligations based on their relative standalone selling prices. The performance obligation related to the bed is satisfied at a point in time. The performance obligation related to SleepIQ technology is satisfied over time based on the ongoing access and usage by the customer of software essential to the functionality of SleepIQ technology. The deferred revenue and costs related to SleepIQ technology are recognized on a straight-line basis over the product's estimated life of four years because our inputs are generally expended evenly throughout the performance period.

See Note 9, Revenue Recognition, for additional information on revenue recognition.

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

 __________

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

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Minimum rent expense, which excludes contingent rents, is recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in other current liabilities or other non-current liabilities, as appropriate. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. Deferred rent is included in our consolidated balance sheets as follows (in thousands):

	December 29, 2018	December 30, 2017
Deferred rent included in:
Other current liabilities	$1,408	$1,447
Other non-current liabilities	11,452	9,555
	$12,860	$11,002

Contingent rent expense is recorded when it is probable the expense has been incurred and the amount is reasonably estimable. Future payments for real estate taxes and certain building operating expenses for which we are obligated are not included in minimum lease payments.

Leasehold improvements that are funded by landlord incentives or allowances under an operating lease are recorded as deferred lease incentives, in other current liabilities or other non-current liabilities, as appropriate and amortized as reductions to rent expense over the lease term. Deferred lease incentives are included in our consolidated balance sheets as follows (in thousands):

	December 29, 2018	December 30, 2017
Deferred lease incentives included in:
Other current liabilities	$2,842	$2,784
Other non-current liabilities	11,930	9,688
	$14,772	$12,472

Pre-Opening Costs

Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.

Advertising Costs

We incur advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $210 million, $194 million and $190 million in 2018, 2017 and 2016, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheets were $2 million and $2 million as of December 29, 2018 and December 30, 2017, respectively.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $8 million and $9 million at December 29, 2018 and December 30, 2017, respectively. At December 29, 2018, and December 30, 2017, $5 million and $6 million, respectively, were included in compensation and benefits in our consolidated balance sheets and $3 million and $3 million, respectively, were included in other non-current liabilities in our consolidated balance sheets.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

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

We capitalize costs incurred with the implementation of a cloud computing arrangement, that is a service contract, consistent with our policy for software developed or obtained for internal use. The capitalized implementation costs of cloud computing arrangements are expensed over the term of the cloud computing arrangement in the same line item in the statement of operations as the associated fees.

Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under stock plans approved by our shareholders and administered under the supervision of our Board of Directors (Board). At December 29, 2018, a total of 2.3 million shares were available for future grant. These plans include non-qualified stock options and stock awards.

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

Certain time-based stock awards have a performance condition (performance-based). The final number of shares earned for performance-based stock awards and the related compensation expense is adjusted up or down to the extent the performance target is met as of the last day of the performance period. The actual number of shares that will ultimately be awarded range from 0% - 200% of the targeted amount for the 2018, 2017 and 2016 awards. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance-based stock awards granted in 2018, 2017 and 2016, the performance targets are based on

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

growth in net sales and in operating profit, and the performance periods are fiscal 2018 through 2020, 2017 through 2019, and fiscal 2016 through 2018, respectively.

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

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

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

The cumulative effect of the changes made to our consolidated balance sheet as of December 31, 2017 resulting from the adoption of the new revenue guidance was not material and did not impact opening retained earnings. The impact on the timing of net sales for 2018, as a result of applying the new guidance, was not material.

Practical expedients and exemptions permissible under ASC Topic 606 that we elected are as follows: we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

See Note 9, Revenue Recognition, for further details regarding our revenue recognition policy.

Accounting Guidance Issued but Not Yet Adopted as of December 29, 2018

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

We will be providing significant new disclosures about our leasing activities and have implemented a new lease accounting system in connection with the adoption. We also expect that adoption of the new guidance will require changes to our internal controls over financial reporting. We continue to evaluate the effect of the new standard on our consolidated financial statements and related disclosures.

(2) Fair Value Measurements

At December 29, 2018 and December 30, 2017, we had $6 million and $4 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $6 million and $4 million at December 29, 2018 and December 30, 2017, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(3) Inventories

Inventories consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Raw materials	$4,549	$6,577
Work in progress	3	170
Finished goods	80,330	77,551
	$84,882	$84,298

Finished goods inventories consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services	$25,313	$24,825
Finished components that were ready for assembly for the completion of beds	38,665	34,709
Retail accessories	16,352	18,017
	$80,330	$77,551

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Land	$1,999	$1,999
Leasehold improvements	109,722	102,495
Furniture and equipment	108,841	94,265
Production machinery, computer equipment and software	238,659	224,758
Construction in progress	10,385	5,661
Less: Accumulated depreciation and amortization	(263,975)	(220,532)
	$205,631	$208,646

(5) Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64 million at December 29, 2018 and December 30, 2017. Indefinite-lived trade name/trademarks totaled $1.4 million at December 29, 2018 and December 30, 2017.

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of our definite-lived intangible assets (in thousands):

	December 29, 2018		December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$8,886	$18,851	$6,705
Trade names/trademarks	101	101	101	101
	$18,952	$8,987	$18,952	$6,806

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Amortization expense in 2018, 2017 and 2016 for definite-lived intangible assets was $2 million, $3 million and $2 million, respectively. Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2019	$2,180
2020	2,213
2021	2,181
2022	2,181
2023	1,210
Thereafter	—
Total future amortization for definite-lived intangible assets	$9,965

(6) Leases

Rent expense was as follows (in thousands):

Facility Rents:	2018	2017	2016
Minimum rents	$71,851	$66,239	$59,002
Contingent rents	1,847	2,845	3,099
Total	$73,698	$69,084	$62,101
Equipment Rents	$5,692	$4,935	$5,316

The aggregate minimum rental commitments under operating leases for subsequent years are as follows (in thousands):

2019	$78,337
2020	73,331
2021	66,491
2022	59,515
2023	51,076
Thereafter	149,318
Total future minimum lease payments	$478,068

We also had $0.9 million in capital lease commitments at December 29, 2018.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(7) Credit Agreement

Our revolving credit facility as of December 29, 2018, had a net aggregate availability of $300 million. The credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. We were in compliance with all financial covenants as of December 29, 2018.

The following tables summarizes our borrowings under the credit facility ($ in thousands):

	December 29, 2018	December 30, 2017
Outstanding borrowings	$199,600	$24,500
Outstanding letters of credit	$3,497	$3,150
Additional borrowing capacity	$96,903	$125,500
Weighted-average interest rate	4.2%	3.1%

In February 2019, we amended our revolving credit facility (Credit Agreement, as amended) to increase our net aggregate availability from $300 million to $450 million. We maintained the accordion feature which allows us to increase the amount of the credit facility from $450 million to $600 million, subject to Lenders’ approval. The Credit Agreement, as amended, matures in February 2024. There were no other significant changes to the credit facility’s terms and conditions.

(8) Shareholders’ Equity

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	2018	2017	2016
Stock options	$2,482	$2,344	$2,281
Stock awards	8,930	13,419	9,680
Total stock-based compensation expense(1)	11,412	15,763	11,961
Income tax benefit	2,750	5,249	3,947
Total stock-based compensation expense, net of tax	$8,662	$10,514	$8,014

(1)	Decrease in 2018 stock-based compensation expense reflects the cumulative impact of the change in the expected achievements of certain performance targets.

Stock Options

A summary of our stock option activity was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at December 30, 2017	1,355	$20.23	6.2	$23,515
Granted	170	33.72
Exercised	(186)	14.96
Canceled/Forfeited	(17)	26.43
Outstanding at December 29, 2018	1,322	$22.64	5.9	$13,009
Exercisable at December 29, 2018	898	$20.76	4.8	$10,332
Vested and expected to vest at December 29, 2018	1,295	$22.55	5.9	$12,841

(1)	Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Other information pertaining to options was as follows (in thousands, except per share amounts):

	2018	2017	2016
Weighted-average grant date fair value of stock options granted	$13.96	$10.33	$8.85
Total intrinsic value (at exercise) of stock options exercised	$3,459	$3,586	$2,088

Cash received from the exercise of stock options for the fiscal year ended December 29, 2018 was $2.8 million. Our tax benefit related to the exercise of stock options for the fiscal year ended December 29, 2018 was $0.8 million.

At December 29, 2018, there was $2.7 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.7 years.

During 2016, 30,500 market-based stock options were granted and had a weighted-average grant date fair value of $10.25 per option. These options are reflected in the stock option activity table above. There were no market-based stock options granted in 2018 or 2017. The assumptions used to calculate the fair value of market-based stock options granted using the Monte Carlo simulation model were as follows:

Valuation Assumptions	2018	2017	2016
Expected dividend yield	NA	NA	0%
Expected volatility	NA	NA	50%
Risk-free interest rate	NA	NA	1.8%

Except for the market-based stock options discussed above, the fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model.

The assumptions used to calculate the fair value of options granted using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2018	2017	2016
Expected dividend yield	0%	0%	0%
Expected volatility	43%	46%	50%
Risk-free interest rate	2.7%	2.0%	1.4%
Expected term (in years)	5.0	5.1	5.2

Stock Awards

Stock award activity was as follows (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance- and Market-Based Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 30, 2017	395	$23.77	1,063	$23.41
Granted	222	33.53	200	34.46
Vested	(172)	24.28	(151)	33.34
Canceled/Forfeited	(62)	26.76	(51)	27.44
Outstanding at December 29, 2018	383	$28.66	1,061	$23.91

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

At December 29, 2018, there was $4.2 million of unrecognized compensation expense related to non-vested time-based stock awards, which is expected to be recognized over a weighted-average period of 1.8 years and $12.4 million of unrecognized compensation expense related to non-vested performance-based and market-based stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.

During 2018, 5,027 performance-based stock awards with a market condition were granted and had a weighted-average grant date fair value of $35.97 per award. These stock awards are reflected in the "Performance- and Market-Based Stock Awards" column in the stock award activity table above. During 2017, 270,895 performance-based stock awards with a market condition were granted and had a weighted-average grant date fair value of $22.40 per award. There were no market-based stock awards granted in 2016.

The assumptions used to calculate the fair value of the 2018 and 2017 performance-based stock awards with a market condition, using the Monte Carlo simulation model, were as follows:

Valuation Assumptions	2018	2017	2016
Expected dividend yield	0%	0%	NA
Expected volatility	43%	46%	NA
Risk-free interest rate	2.6%	1.5%	NA

Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	2018	2017	2016
Amount repurchased under Board-approved share repurchase program	$279,101	$150,000	$125,000
Amount repurchased in connection with the vesting of employee restricted stock grants	3,344	5,245	1,693
Total amount repurchased	$282,445	$155,245	$126,693

As of December 29, 2018, the remaining authorization under our Board-approved share repurchase program was $186 million. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to retained earnings.

Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	2018	2017	2016
Net income	$69,539	$65,077	$51,417
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	35,256	41,212	46,154
Dilutive effect of stock-based awards	909	873	748
Diluted weighted-average shares outstanding	36,165	42,085	46,902
Net income per share – basic	$1.97	$1.58	$1.11
Net income per share – diluted	$1.92	$1.55	$1.10

Additional potential dilutive stock options totaling 0.2 million, 0.4 million and 0.6 million for 2018, 2017 and 2016, respectively, have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(9) Revenue Recognition

Deferred contract liabilities and deferred contract assets are included in our consolidated balance sheets as follows (in thousands):

	December 29, 2018	December 30, 2017
Deferred Contract Liabilities included in:
Other current liabilities	$32,395	$29,534
Other non-current liabilities	42,194	43,159
	$74,589	$72,693

	December 29, 2018	December 30, 2017
Deferred Contract Assets included in:
Other current assets	$20,553	$17,208
Other non-current assets	29,456	25,772
	$50,009	$42,980

During the year ended December 29, 2018, we recognized revenue of $30 million that was included in the deferred contract liability balance at the beginning of the year.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for 2018 and 2017.

Net sales from each of our channels was as follows (in thousands):

	2018	2017
Retail	$1,401,991	$1,324,690
Online and phone	115,831	101,145
Company-Controlled channel	1,517,822	1,425,835
Wholesale/Other channel	13,753	18,662
Total	$1,531,575	$1,444,497

Obligation for Sales Returns

We accept sales returns during a 100-night trial period. Accrued sales returns represent a refund liability for the amount of consideration that we do not expect to be entitled to because it will be refunded to customers. The refund liability estimate is based on historical return rates and is adjusted for any current trends as appropriate. Each reporting period we remeasure the liability to reflect changes in the estimate, with a corresponding adjustment to net sales. The activity in the sales returns liability account for 2018 and 2017 was as follows (in thousands):

	2018	2017
Balance at beginning of year	$19,270	$15,222
Additions that reduce net sales	79,326	77,226
Deduction from reserves	(78,689)	(73,178)
Balance at end of period	$19,907	$19,270

(10) Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2018, 2017 and 2016, our contributions, net of forfeitures, were $5 million, $5 million and $5 million, respectively.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(11) Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	2018	2017	2016
Interest expense	$5,911	$975	$811
Interest income	(4)	(98)	(94)
Other expense, net	$5,907	$877	$717

(12) Income Taxes

Income tax expense consisted of the following (in thousands):

	2018	2017	2016
Current:
Federal	$12,483	$19,153	$21,634
State	2,871	4,046	5,289
	15,354	23,199	26,923
Deferred:
Federal	708	2,734	(105)
State	920	28	(2,302)
	1,628	2,762	(2,407)
Income tax expense	$16,982	$25,961	$24,516

The following table provides a reconciliation between the statutory federal income tax rate and our effective income tax rate:

	2018	2017	2016
Statutory federal income tax	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	2.5	2.6
Manufacturing deduction	—	(3.5)	(3.3)
Tax Cuts and Jobs Act effects	(3.9)	(1.9)	—
Changes in unrecognized tax benefits	1.2	(0.6)	1.2
R&D tax credits	(2.0)	(1.1)	(1.4)
Other	—	(1.9)	(1.8)
Effective income tax rate	19.6%	28.5%	32.3%

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2015 or state income tax examinations prior to 2014.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted. The TCJA reduced the statutory federal tax rate from 35% to 21% starting in 2018. In addition, there were various other tax law changes that impacted us. In connection with the reduction of the federal tax rate, we recognized a provisional tax benefit of $1.7 million for the year ended December 30, 2017. This provisional tax benefit was related to the re-measurement of U.S. deferred tax assets and liabilities using a federal tax rate of 21%, which, under the TCJA, is expected to be in place when such deferred assets and liabilities reverse in future periods. During 2018, we updated our provisional tax benefit based on new information, including a tax planning analysis, and recorded an additional $2.9 million tax benefit.

The TCJA has significant complexity and our 2018 tax liability may differ from these estimates, due to, among other things, guidance that may be issued by the U.S. Treasury Department, the Internal Revenue Service, state tax jurisdictions, and related interpretations and clarifications of tax law.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2018	2017
Deferred tax assets:
Stock-based compensation	$7,633	$6,940
Deferred rent and lease incentives	6,994	6,007
Warranty and returns liabilities	6,857	6,602
Net operating loss carryforwards and credits	2,324	3,240
Compensation and benefits	3,699	3,315
Other	3,406	3,321
Total gross deferred tax assets	30,913	29,425
Valuation allowance	(615)	(615)
Total gross deferred tax assets after valuation allowance	30,298	28,810
Deferred tax liabilities:
Property and equipment	29,912	21,475
Deferred revenue	1,749	723
Other	3,459	3,987
Total gross deferred tax liabilities	35,120	26,185
Net deferred tax (liabilities) assets	$(4,822)	$2,625

At December 29, 2018, we had net operating loss carryforwards for federal purposes of $1 million, which will expire between 2025 and 2027, and for state income tax purposes of $6 million, which will expire between 2028 and 2038.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, we assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. We have provided a $0.6 million valuation allowance resulting primarily from our inability to utilize certain foreign net operating losses, and federal net operating losses associated with our 2015 acquisition of BAM Labs, Inc.

Unrecognized Tax Benefits

Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Federal and State Tax
	2018	2017	2016
Beginning balance	$2,839	$3,460	$2,077
Increases related to current-year tax positions	778	330	326
Increases related to prior-year tax positions	595	87	1,594
Decreases related to prior-year tax positions	—	(1,038)	—
Lapse of statute of limitations	(333)	—	(333)
Settlements with taxing authorities	(13)	—	(204)
Ending balance	$3,866	$2,839	$3,460

As of December 29, 2018 and December 30, 2017, we had $4 million and $3 million, respectively, of unrecognized tax benefits, which if recognized, would affect our effective tax rate. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(13) Commitments and Contingencies

Legal Proceedings

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with generally accepted accounting principles in the United States, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible losses either because we believe that we have valid defenses to claims asserted against us or the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of pending legal proceedings to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our consolidated results of operations, financial position or cash flows. We expense legal costs as incurred.

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Sleep Number alleging that Sleep Number violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Sleep Number beds and bases, plaintiffs seek to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Sleep Number removed the case to the United States District Court for the District of New Jersey, which subsequently granted Sleep Number’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court accepted the certified questions and on April 16, 2018, ruled in our favor on one of the two questions, holding that a consumer only has standing to bring a claim under the relevant statute if the consumer has been harmed by the defendant’s conduct. The Third Circuit remanded the case to the federal district court, which initially allowed the plaintiffs to file its proposed amended complaint, but thereafter rescinded its order and then denied Plaintiffs’ request to file the amended complaint. We plan to ask the Court to dismiss the case.

On September 18, 2018, former Home Delivery Technician, Donald Cassels, and former Field Services Delivery Assistant, Jose Cadenas, filed suit in Superior Court in San Francisco County, California alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The plaintiffs purport to represent all former and current Sleep Number employees in the State of California aggrieved by the alleged practices. The Complaint seeks damages in the form of civil penalties and plaintiffs’ attorneys’ fees, and expressly disclaims the recovery of any purported individual specific relief or underpaid wages. After Sleep Number raised issues with the plaintiffs’ choice of venue, the Court transferred venue from the Superior Court in San Francisco County to Superior Court in Fresno County. We intend to vigorously defend this matter.

Consumer Credit Arrangements

We refer customers seeking extended financing to certain third-party financiers (Card Servicers). The Card Servicers, if credit is granted, establish the interest rates, fees, and all other terms and conditions of the customer’s account based on their evaluation of the creditworthiness of the customer. As the receivables are owned by the Card Servicers, at no time are the receivables purchased or acquired from us. We are not liable to the Card Servicers for our customers’ credit defaults.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Commitments

As of December 29, 2018, we had $32 million of inventory purchase commitments. As part of the normal course of business, there are a limited number of inventory supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not currently expect any payments under these provisions. At December 29, 2018, we had entered into 46 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next five to 10 years, which if consummated based on current cost estimates, would approximate $62 million over the initial lease term. The minimum rentals for these lease commitments have been included in the future minimum lease payments in Note 6, Leases.

(14) Summary of Quarterly Financial Data (unaudited)

The following is a condensed summary of our quarterly results (in thousands, except net income (loss) per share amounts). Quarterly diluted net income (loss) per share amounts may not total to the respective annual amount due to changes in weighted-average shares outstanding during the year.

2018	First	Second	Third	Fourth	Fiscal Year
Net sales	$388,633	$316,338	$414,779	$411,825	$1,531,575
Gross profit	237,477	188,888	250,517	251,079	927,961
Operating income	26,901	2,086	25,321	38,120	92,428
Net income	20,548	3,744	18,257	26,990	69,539
Net income per share – diluted	$0.52	$0.10	$0.52	$0.81	$1.92

2017	First	Second	Third	Fourth	Fiscal Year
Net sales	$393,899	$284,673	$402,646	$363,279	$1,444,497
Gross profit	246,459	176,619	253,465	220,804	897,347
Operating income (loss)	35,828	(3,061)	39,029	20,119	91,915
Net income (loss)	24,461	(778)	25,603	15,791	65,077
Net income (loss) per share – diluted	$0.56	$(0.02)	$0.62	$0.39	$1.55

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

Sleep Number’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 29, 2018. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information” in our Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance” in our Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Consolidated Financial Statements and Schedule

(1)Financial Statements

All financial statements as set forth under Item 8 of this report.

(2)Consolidated Financial Statement Schedule

The following Report and financial statement schedule are included in this Part IV:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)Exhibits

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
2.	Form of Nonstatutory Stock Option Award Agreement under the 2004 Stock Incentive Plan
3.	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan
4.	Form of Performance Stock Award Agreement under the 2004 Stock Incentive Plan
5.	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the 2004 Stock Incentive Plan
6.	Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
7.	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan
8.	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan
9.	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan
10.	Sleep Number Executive Investment Plan (December 1, 2014 Restatement)
11.	Employment Offer Letter from Sleep Number Corporation to Shelly R. Ibach dated February 9, 2007
12.	Sleep Number Corporation Executive Physical Plan
13.	Summary of Executive Tax and Financial Planning Program
14.	Amended and Restated Sleep Number Corporation Executive Severance Pay Plan
15.	First Amendment to Amended and Restated Sleep Number Corporation Executive Severance Pay Plan
16.	Summary of Non-Employee Director Compensation

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SLEEP NUMBER CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED December 29, 2018

Exhibit No.	Description	Method of Filing

3.1	Third Restated Articles of Incorporation of the Company, as amended	Incorporated by reference to Exhibit 3.1 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121)

3.2	Articles of Amendment to Third Restated Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 contained in Sleep Number's Current Report on Form 8-K filed May 16, 2006 (File No. 0-25121)

3.3	Articles of Amendment to Third Restated Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 contained in Sleep Number's Current Report on Form 8-K filed May 25, 2010 (File No. 0-25121)

3.4	Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 contained in Sleep Number's Current Report on Form 8-K filed May 22, 2017 (File No. 0-25121)

10.1	Lease Agreement dated September 9, 2015 between the Company and Truluck Industries, Inc.	Incorporated by reference to Exhibit 10.3 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

10.2	Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated	Incorporated by reference to Exhibit 10.28 contained in Sleep Number's Registration Statement on Form S-1, as amended, filed October 29, 1998 (Reg. No. 333-62793)

10.3	Second Amendment to Lease Agreement dated June 15, 2015 between the Company and CLFP - SLIC 8, L.P. (successor in interest to ProLogis Development Services Incorporated)	Incorporated by reference to Exhibit 10.4 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

10.4	Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016	Incorporated by reference to Exhibit 10.12 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-25121)

10.5	First Amendment, dated June 22, 2017, to Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 (File No. 0-25121)

10.6	Sleep Number Corporation 2004 Stock Incentive Plan (Amended and Restated as of January 1, 2007)	Incorporated by reference to Exhibit 10.16 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

10.7	Form of Nonstatutory Stock Option Award Agreement under the Sleep Number Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.8	Form of Restricted Stock Award Agreement under the Sleep Number Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.9	Form of Performance Stock Award Agreement under the Sleep Number Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-25121)

10.10	Form of Nonstatutory Stock Option Award Agreement (Subject to Performance Adjustment) under the Sleep Number Corporation 2004 Stock Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-25121)

Exhibit No.	Description	Method of Filing

10.11	Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Current Report on Form 8-K filed May 15, 2013 (File No. 0-25121)

10.12	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.20 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.13	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.21 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.14	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.22 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121)

10.15	Form of Performance-Based Restricted Stock Unit Award Agreement - EPS Target	Incorporated by reference to Exhibit 10.2 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017 (File No. 0-25121)

10.16	Sleep Number Executive Investment Plan (December 1, 2014 Restatement)	Incorporated by reference to Exhibit 10.21 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-25121)

10.17	Employment Offer Letter from Sleep Number Corporation to Shelly R. Ibach dated February 9, 2007	Incorporated by reference to Exhibit 10.30 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (File No. 0-25121)

10.18	Sleep Number Corporation Executive Physical Plan	Incorporated by reference to Exhibit 10.27 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-25121)

10.19	Summary of Executive Tax and Financial Planning Program	Incorporated by reference to Exhibit 10.27 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-25121)

10.20	Amended and Restated Sleep Number Corporation Executive Severance Pay Plan	Incorporated by reference to Exhibit 10.2 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 (File No. 0-25121)

10.21	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.30 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (File No. 0-25121)

10.22	Master Supply Agreement dated July 16, 2013 between the Company and Supplier (1)	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 (File No. 0-25121)

10.23	Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 (File No. 0-25121)

10.24	First Amendment to Retailer Program Agreement, dated effective as of October 1, 2014 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Current Report on Form 8-K filed October 1, 2014 (File No. 0-25121)

10.25	Second Amendment to Retailer Program Agreement, dated November 4, 2015 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121)

Exhibit No.	Description	Method of Filing
10.26	Third Amendment to Retailer Program Agreement, dated June 26, 2018 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (1)	Incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 0-25121)

10.27	Sleep Number Corporation Non-Employee Director Deferral Plan	Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Current Report on Form 8-K filed September 16, 2011 (File No. 0-25121)

10.28

Amended and Restated Credit and Security Agreement, dated as of February 14, 2018 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto

Incorporated by reference to Exhibit 10.29 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 30, 2017 (File No. 0-25121)

10.29

First Amendment to Amended and Restated Credit and Security Agreement, dated as of February 11, 2019 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto

Filed herewith

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (File No. -25121)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on signature page

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith(2)

101

The following financial information from the Company's Annual Report on Form 10-K for the period ended December 29, 2018, filed with the SEC on February 26, 2019, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017; (ii) Consolidated Statements of Operations for the years ended December 29, 2018, December 30, 2017 and December 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 29, 2018, December 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 29, 2018, December 30, 2017 and December 31, 2016; (v) Consolidated Statements of Cash Flows for the years ended December 29, 2018, December 30, 2017 and December 31, 2016; and (vi) Notes to Consolidated Financial Statements.

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

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	February 26, 2019	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ David R. Callen
David R. Callen
Chief Financial Officer
(principal financial officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Shelly R. Ibach, David R. Callen and Sam R. Hellfeld, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date or dates indicated.

Name	Title	Date

/s/ Jean-Michel Valette	Chairman of the Board	February 21, 2019
Jean-Michel Valette

/s/ Shelly R. Ibach	Director	February 26, 2019
Shelly R. Ibach

/s/ Daniel I. Alegre	Director	February 25, 2019
Daniel I. Alegre

/s/ Stephen L. Gulis, Jr.	Director	February 24, 2019
Stephen L. Gulis, Jr.

/s/ Michael J. Harrison	Director	February 21, 2019
Michael J. Harrison

/s/ Deborah L. Kilpatrick	Director	February 25, 2019
Deborah L. Kilpatrick

/s/ Brenda J. Lauderback	Director	February 25, 2019
Brenda J. Lauderback

/s/ Barbara R. Matas	Director	February 25, 2019
Barbara R. Matas

/s/ Kathleen L. Nedorostek	Director	February 25, 2019
Kathleen L. Nedorostek

/s/ Vicki A. O'Meara	Director	February 22, 2019
Vicki A. O'Meara

/s/ Michael A. Peel	Director	February 26, 2019
Michael A. Peel

SLEEP NUMBER CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)

Description	2018	2017	2016
Allowance for doubtful accounts
Balance at beginning of period	$714	$884	$1,039
Additions charged to costs and expenses	815	915	1,224
Deductions from reserves	(830)	(1,085)	(1,379)
Balance at end of period	$699	$714	$884