Form 10-Q
period 2019-03-30
Sleep Number Corp
filed 2019-04-26
CIK 827187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended March 30, 2019

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

As of March 30, 2019, 30,213,000 shares of the Registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except per share amounts)

	March 30, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$1,696	$1,612
Accounts receivable, net of allowance for doubtful accounts of $720 and $699, respectively	18,613	24,795
Inventories	83,314	84,882
Prepaid expenses	10,043	8,009
Other current assets	31,987	31,559
Total current assets	145,653	150,857

Non-current assets:
Property and equipment, net	203,649	205,631
Operating lease right-of-use assets	303,820	—
Goodwill and intangible assets, net	74,862	75,407
Other non-current assets	42,716	38,243
Total assets	$770,700	$470,138

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$218,700	$199,600
Accounts payable	121,146	144,781
Customer prepayments	30,518	27,066
Accrued sales returns	19,957	19,907
Compensation and benefits	29,349	27,700
Taxes and withholding	23,842	18,380
Operating lease liabilities	54,197	—
Other current liabilities	47,768	51,234
Total current liabilities	545,477	488,668

Non-current liabilities:
Deferred income taxes	5,646	4,822
Operating lease liabilities	278,446	—
Other non-current liabilities	65,771	86,198
Total liabilities	895,340	579,688

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 30,213 and 30,868 shares issued and outstanding, respectively	302	309
Additional paid-in capital	—	—
Accumulated deficit	(124,942)	(109,859)
Total shareholders’ deficit	(124,640)	(109,550)
Total liabilities and shareholders’ deficit	$770,700	$470,138

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited - in thousands, except per share amounts)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$426,445	$388,633
Cost of sales	164,212	151,156
Gross profit	262,233	237,477

Operating expenses:
Sales and marketing	186,827	171,917
General and administrative	34,323	31,734
Research and development	8,376	6,925
Total operating expenses	229,526	210,576
Operating income	32,707	26,901
Other expense, net	2,609	525
Income before income taxes	30,098	26,376
Income tax expense	4,680	5,828
Net income	$25,418	$20,548

Basic net income per share:
Net income per share – basic	$0.83	$0.54
Weighted-average shares – basic	30,620	38,244

Diluted net income per share:
Net income per share – diluted	$0.80	$0.52
Weighted-average shares – diluted	31,738	39,347

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited - in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 29, 2018	30,868	$309	$—	$(109,859)	$(109,550)
Net income	—	—	—	25,418	25,418
Exercise of common stock options	151	2	2,834	—	2,836
Stock-based compensation	364	3	3,635	—	3,638
Repurchases of common stock	(1,170)	(12)	(6,469)	(40,501)	(46,982)
Balance at March 30, 2019	30,213	$302	$—	$(124,942)	$(124,640)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 30, 2017	38,813	$388	$—	$88,768	$89,156
Net income	—	—	—	20,548	20,548
Exercise of common stock options	68	1	856	—	857
Stock-based compensation	211	2	3,082	—	3,084
Repurchases of common stock	(2,149)	(22)	(3,938)	(73,688)	(77,648)
Balance at March 31, 2018	36,943	$369	$—	$35,628	$35,997

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$25,418	$20,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,743	15,680
Stock-based compensation	3,638	3,084
Net gain on disposals and impairments of assets	(433)	(70)
Deferred income taxes	824	1,184
Changes in operating assets and liabilities:
Accounts receivable	6,182	(2,486)
Inventories	1,568	(2,485)
Income taxes	4,208	4,762
Prepaid expenses and other assets	(5,283)	13,894
Accounts payable	5,857	123
Customer prepayments	3,452	2,412
Accrued compensation and benefits	1,750	(7,567)
Other taxes and withholding	1,254	1,662
Other accruals and liabilities	3,958	(1,485)
Net cash provided by operating activities	68,136	49,256

Cash flows from investing activities:
Purchases of property and equipment	(19,743)	(8,805)
Proceeds from sales of property and equipment	2,571	70
Net cash used in investing activities	(17,172)	(8,735)

Cash flows from financing activities:
Repurchases of common stock	(55,656)	(77,648)
Net increase in short-term borrowings	2,955	35,963
Proceeds from issuance of common stock	2,836	857
Debt issuance costs	(1,015)	(1,009)
Net cash used in financing activities	(50,880)	(41,837)

Net increase (decrease) in cash and cash equivalents	84	(1,316)
Cash and cash equivalents, at beginning of period	1,612	3,651
Cash and cash equivalents, at end of period	$1,696	$2,335

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended March 30, 2019 of Sleep Number Corporation and 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of March 30, 2019 and December 29, 2018, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 and other recent filings with the SEC.

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

New Accounting Pronouncements

Recently Adopted Accounting Guidance

Effective December 30, 2018 (beginning of fiscal 2019), we adopted ASC Topic 842, Leases, using the modified-retrospective approach. We have chosen the effective date as the date of initial application and have applied the new guidance to all existing leases.

The new guidance establishes a right-of-use (ROU) model that requires us to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. We have elected the following practical expedients and accounting policies related to the adoption of the new lease standard:

•	We did not reassess our prior conclusions about lease identification, lease classification and initial direct costs;
•	We did not elect the use of hindsight;
•	We adopted an accounting policy for short-term leases allowing us to not recognize ROU assets and lease liabilities for leases with a term of 12 months or less; and
•	We elected the option to not separate lease and non-lease components for all of our leases.

In accordance with the new guidance on December 30, 2018, we recorded $299 million of net operating lease ROU assets and $327 million of operating lease liabilities ($52 million recorded in current operating lease liabilities and $275 million in non-current operating lease liabilities). Deferred rent and lease incentive liabilities associated with historical operating leases totaling $28 million were reclassified to the operating lease ROU assets as required by ASC Topic 842. The adoption of the new guidance had no impact on accumulated deficit, net income or net cash provided by operating activities. At December 30, 2018, our finance ROU assets and lease liabilities were not significant.

See Note 6, Leases, for further information.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

2. Fair Value Measurements

At March 30, 2019 and December 29, 2018, we had $7 million and $6 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $7 million and $6 million at March 30, 2019 and December 29, 2018, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	March 30, 2019	December 29, 2018
Raw materials	$4,385	$4,549
Work in progress	104	3
Finished goods	78,825	80,330
	$83,314	$84,882

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64 million at March 30, 2019 and December 29, 2018. Indefinite-lived trade name/trademarks totaled $1.4 million at March 30, 2019 and December 29, 2018.

Definite-Lived Intangible Assets

The gross carrying amount of our developed technologies was $19 million at March 30, 2019 and December 29, 2018, and accumulated amortization was $9 million for both periods.

Amortization expense for both the three months ended March 30, 2019 and March 31, 2018, was $0.5 million.

5. Credit Agreement

Our $450 million credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $450 million to $600 million, subject to lenders' approval. The credit agreement matures in February 2024. We were in compliance with all financial covenants as of March 30, 2019.

The following tables summarizes our borrowings under the credit facility ($ in thousands):

	March 30, 2019	December 29, 2018
Outstanding borrowings	$218,700	$199,600
Outstanding letters of credit	$3,497	$3,497
Additional borrowing capacity	$227,803	$96,903
Weighted-average interest rate	4.2%	4.2%

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

6. Leases

We lease our retail, office and manufacturing space under operating leases which, in addition to the minimum lease payments, may require payment of a proportionate share of the real estate taxes and certain building operating expenses. Our retail store leases generally provide for an initial lease term of five to 10 years. Our office and manufacturing leases provide for an initial lease term of up to 15 years. In addition, our mall-based retail store leases may require payment of variable rent based on net sales in excess of certain thresholds. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at our sole discretion. Lease options are included in the lease term only if exercise is reasonably certain at lease commencement. Our lease agreements do not contain any material residual value guarantees. We also lease vehicles and certain equipment under operating leases with an initial lease term of three to five years.

We determine if an arrangement is a lease at inception. Beginning in 2019 in conjunction with our adoption of ASC Topic 842, Leases, right-of-use (ROU) assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of future lease payments over the lease term. Most of our leases do not provide an implicit interest rate nor is it available to us from our lessors. As an alternative, we use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, including publicly available data, in determining the present value of lease payments.

Our operating lease costs include facility, vehicle and equipment lease costs, but exclude variable lease costs. Operating lease costs are recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. Variable lease costs are recorded when it is probable the cost has been incurred and the amount is reasonably estimable. Future payments for real estate taxes and certain building operating expenses for which we are obligated are not included in operating lease costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet as a ROU asset or operating lease liability. We recognize operating lease costs for these short-term leases, primarily small equipment leases, on a straight-line basis over the lease term. At March 30, 2019, our finance ROU assets and lease liabilities were not significant.

Operating lease costs were as follows (in thousands):

Three Months Ended
March 30, 2019
Operating lease costs(1)	$21,056
Variable lease cost	$499

(1)	Includes short-term lease costs which are not significant.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The maturities of operating lease liabilities as of March 30, 2019, are as follows (in thousands):

2019 (excluding the three months ended March 30, 2019)	$58,730
2020	71,142
2021	63,969
2022	56,501
2023	48,089
2024	37,133
Thereafter	92,942
Total lease payments(1)	428,506
Less: Interest	95,863
Present value of operating lease liabilities(2)	$332,643

(1)	Total lease payments exclude $53 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)	Includes the current portion of $54 million for operating lease liabilities.

The aggregate future commitments under operating leases as of December 30, 2018, were expected to be as follows (in thousands):

2019	$78,337
2020	73,331
2021	66,491
2022	59,515
2023	51,076
Thereafter	149,318
Total lease payments(1)	478,068

(1)	Total lease payments include $62 million of legally binding minimum lease payments for leases signed but not yet commenced.

Other information related to operating leases was as follows:

March 30, 2019
Weighted-average remaining lease term (years)	6.8
Weighted-average discount rate	7.5%

Three Months Ended
(in thousands)	March 30, 2019
Cash paid for amounts included in present value of operating lease liabilities	$19,757
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$16,153

(1)	See Note 1, Recently Adopted Accounting Guidance, for the impact of our initial adoption of the lease standard.

7. Repurchase of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Amount repurchased under Board-approved share repurchase program	$40,900	$75,000
Amount repurchased in connection with the vesting of employee restricted stock grants	6,082	2,648
Total amount repurchased	$46,982	$77,648

As of March 30, 2019, the remaining authorization under our Board-approved share repurchase program was $145 million.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our consolidated balance sheets as follows (in thousands):

	March 30, 2019	December 29, 2018
Deferred Contract Assets included in:
Other current assets	$21,342	$20,553
Other non-current assets	30,829	29,456
	$52,171	$50,009

	March 30, 2019	December 29, 2018
Deferred Contract Liabilities included in:
Other current liabilities	$33,023	$32,395
Other non-current liabilities	43,044	42,194
	$76,067	$74,589

During the three months ended March 30, 2019 and March 31, 2018, we recognized revenue of $9 million and $8 million, respectively, that was included in the deferred contract liability balance at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for both the three months ended March 30, 2019 and March 31, 2018.

Net sales from each of our channels was as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Retail	$392,226	$356,069
Online and phone	29,763	27,967
Company-Controlled channel	421,989	384,036
Wholesale/Other channel	4,456	4,597
Total	$426,445	$388,633

Obligation for Sales Returns

 The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Balance at beginning of year	$19,907	$19,270
Additions that reduce net sales	21,726	20,651
Deduction from reserves	(21,676)	(20,905)
Balance at end of period	$19,957	$19,016

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

9. Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Stock awards	$3,033	$2,493
Stock options	605	591
Total stock-based compensation expense	3,638	3,084
Income tax benefit	898	756
Total stock-based compensation expense, net of tax	$2,740	$2,328

10. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended March 30, 2019 and March 31, 2018, our contributions, net of forfeitures, were $1.5 million and $1.4 million, respectively.

11. Other Expense, Net

Other expense, net, consisted of the following (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Interest expense	$2,610	$527
Interest income	(1)	(2)
Other expense, net	$2,609	$525

12. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$25,418	$20,548
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	30,620	38,244
Dilutive effect of stock-based awards	1,118	1,103
Diluted weighted-average shares outstanding	31,738	39,347
Net income per share – basic	$0.83	$0.54
Net income per share – diluted	$0.80	$0.52

For the three months ended March 30, 2019 and March 31, 2018, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

13. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Balance at beginning of year	$10,389	$9,320
Additions charged to costs and expenses for current-year sales	3,192	3,500
Deductions from reserves	(3,127)	(3,271)
Changes in liability for pre-existing warranties during the current year, including expirations	1,166	(77)
Balance at end of period	$11,620	$9,472

Legal Proceedings

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with U.S. generally accepted accounting principles, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible losses either because we believe that we have valid defenses to claims asserted against us or the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of pending legal proceedings to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our consolidated results of operations, financial position or cash flows. We expense legal costs as incurred.

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Sleep Number alleging that Sleep Number violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Sleep Number beds and bases, plaintiffs sought to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Sleep Number removed the case to the United States District Court for the District of New Jersey, which subsequently granted Sleep Number’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court accepted the certified questions and on April 16, 2018, ruled in our favor on one of the two questions, holding that a consumer only has standing to bring a claim under the relevant statute if the consumer has been harmed by the defendant’s conduct. The Third Circuit remanded the case to the federal district court, which dismissed the lawsuit on March 5, 2019. Plaintiffs’ deadline to appeal the dismissal has passed and the dismissal is final.

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

Risk Factors

The discussion in this Quarterly Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others:

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

•	Rising commodity costs and other inflationary pressures;
•	Risks inherent in global sourcing activities, including tariffs and the potential for shortages in supply;
•	Risks of disruption in the operation of any of our three main manufacturing facilities or three assembly facilities;
•	Increasing government regulation;
•	Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;
•	The adequacy of our and third-party information systems to meet the evolving needs of our business and existing and evolving risks and regulatory standards applicable to data privacy and security;
•	The costs and potential disruptions to our business related to upgrading our information systems;
•

The vulnerability of our and third-party information systems to attacks by hackers or other cyber threats that could compromise the security of our systems, result in a data breach or disrupt our business;

•	Our ability to attract, retain and motivate qualified management, executive and other key employees, including qualified retail sales professionals and managers.

Additional information concerning these, and other risks and uncertainties is contained under the caption “Risk Factors” in our Annual Report on Form 10-K.

We have no obligation to publicly update or revise any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Index

Company Overview

Sleep Number Corporation, based in Minneapolis, Minnesota, was founded in 1987. We are listed on The Nasdaq Stock Market LLC (NASDAQ Global Select Market) under the symbol “SNBR.”

Sleep Number is the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number® beds and the leader in sleep innovation. We offer our customers high-quality, individualized sleep solutions and services, including a complete line of Sleep Number beds, bases and bedding accessories. We are also the pioneer and leader in biometric sleep innovation and tracking. Our proprietary SleepIQ® technology, the operating system of the 360® smart bed, works with our proprietary algorithms and artificial intelligence to track user’s sleep patterns and biometric changes. SleepIQ allows each bed to use the sleeper’s own data to automatically and effortlessly adjust the bed’s firmness, delivering proven quality sleep.

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

Highlights

Financial highlights for the period ended March 30, 2019 were as follows:

•

Net sales for the three months ended March 30, 2019 increased 10% to $426 million, compared with $389 million for the same period one year ago. The 10% net sales increase resulted from a 5% comparable sales increase in our Company-Controlled channel and a 5 percentage points (ppt.) increase in sales from 27 net new stores opened in the past 12 months.

•

Our revolutionary Sleep Number 360® smart beds have driven double-digit demand growth for three consecutive quarters (transition in July 2018), including the 10% net sales increase in the first quarter of 2019.

•

Sales per store (Company-Controlled channel sales for stores open at least one year, including online and phone sales) on a trailing twelve-month basis for the period ended March 30, 2019, totaled $2.7 million, 6% higher than the same period one year ago.

•

Operating income for the three months ended March 30, 2019 was $33 million, a 22% increase from $27 million in the prior-year period. Our operating income rate increased to 7.7% of net sales, compared with 6.9% of net sales for the same period last year. The current-period's operating income and operating income rate were positively impacted by: (i) the elimination of prior year’s transition costs and temporary inefficiencies associated with operating two supply chains to support the product line transition; (ii) current-period efficiency gains and pricing; and (iii) expense leverage resulting from the 10% net sales increase. These favorable items were partially offset by: (i) higher mix of sourced products; (ii) absorption of higher tariff costs; and (iii) delivery cost inflation.

•

Net income for the three months ended March 30, 2019 was $25 million, up 24% compared with $21 million for the prior-year period, and earnings per diluted share were $0.80, up 54% compared with $0.52 for the same period last year. Diluted earnings per share for the current-year period were positively impacted compared to the prior-year period by approximately $0.05, due to a reduction in the effective income tax rate as a result of increased stock-based compensation excess tax benefits.

•	Cash provided by operating activities for the three months ended March 30, 2019 increased by $19 million, or 38%, to $68 million, compared with $49 million for the comparable period one year ago.
•	At March 30, 2019, we ended the quarter with $219 million of borrowings under our $450 million revolving credit facility.
•

During the three months ended March 30, 2019, we repurchased 1.0 million shares of our common stock under our Board-approved share repurchase program at a cost of $41 million (based on trade date, at an average of $39.36 per share). As of March 30, 2019, the remaining authorization under our Board-approved share repurchase program was $145 million.

Index

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	March 30, 2019		March 31, 2018
Net sales	$426.4	100.0%	$388.6	100.0%
Cost of sales	164.2	38.5%	151.2	38.9%
Gross profit	262.2	61.5%	237.5	61.1%
Operating expenses:
Sales and marketing	186.8	43.8%	171.9	44.2%
General and administrative	34.3	8.0%	31.7	8.2%
Research and development	8.4	2.0%	6.9	1.8%
Total operating expenses	229.5	53.8%	210.6	54.2%
Operating income	32.7	7.7%	26.9	6.9%
Other expense, net	2.6	0.6%	0.5	0.1%
Income before income taxes	30.1	7.1%	26.4	6.8%
Income tax expense	4.7	1.1%	5.8	1.5%
Net income	$25.4	6.0%	$20.5	5.3%
Net income per share:
Basic	$0.83		$0.54
Diluted	$0.80		$0.52
Weighted-average number of common shares:
Basic	30.6		38.2
Diluted	31.7		39.3

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Company-Controlled channel	99.0%	98.8%
Wholesale/Other channel	1.0%	1.2%
Total	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Sales change rates:
Retail comparable-store sales (1)	5%	(4%)
Online and phone	6%	7%
Company-Controlled comparable sales change (1)	5%	(3%)
Net opened/closed stores	5%	2%
Total Company-Controlled channel	10%	(1%)
Wholesale/Other channel	(3%)	(37%)
Total net sales change	10%	(1%)

(1) Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Index

Other sales metrics were as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Average sales per store (1) ($ in thousands)	$2,744	$2,595
Average sales per square foot (1)	$1,003	$973
Stores > $2 million in net sales (2)	66%	60%
Stores > $3 million in net sales (2)	26%	22%
Average revenue per mattress unit – Company-Controlled channel (3)	$4,804	$4,421

(1) Trailing-twelve months Company-Controlled comparable sales per store open at least one year.

(2) Trailing-twelve months for stores open at least one year (excludes online and phone sales).

(3) Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating was as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Beginning of period	579	556
Opened	15	13
Closed	(9)	(11)
End of period	585	558

Comparison of Three Months Ended March 30, 2019 with Three Months Ended March 31, 2018

Net sales

Net sales for the three months ended March 30, 2019 increased by $38 million, or 10%, to $426 million, compared with $389 million for the same period one year ago. The 10% net sales increase resulted from a 5% comparable sales increase in our Company-Controlled channel and 5 percentage points (ppt.) of sales growth from 27 net new stores opened in the past 12 months.

Our revolutionary Sleep Number 360 smart beds have driven double-digit demand growth for three consecutive quarters (transition in July 2018), including the 10% net sales increase in the first quarter of 2019. The Sleep Number 360 smart bed won 13 awards at CES 2017, including being named the Best of Innovation Honoree in the Home Appliance category. It also received the 2018 Edison Silver Award for breakthrough product design and innovation in the Wellness Technology category.

The $38 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $19 million increase in our Company-Controlled comparable net sales; and (ii) a $19 million increase resulting from net store openings. Wholesale/Other channel sales decreased slightly year-over-year. Company-Controlled mattress unit sales increased 1% compared with the prior year. Average revenue per mattress unit in our Company-Controlled channel totaled $4,804, a 9% increase compared with $4,421 in the prior-year period.

Gross profit

Gross profit of $262 million increased by $25 million, or 10%, compared with $237 million for the same period one year ago. The gross profit rate improved to 61.5% of net sales for the three months ended March 30, 2019, compared with 61.1% for the prior-year comparable period. The current-year gross profit rate increase of 0.4 ppt. was primarily due to three factors: (i) the elimination of prior year’s product transition costs and temporary inefficiencies associated with operating two supply chains to support the product transition; (ii) current-period manufacturing and supply chain efficiency gains; and (iii) benefit-driven product price increases; partially offset by (iv) a higher mix of lower-margin sourced products, including FlexFit™ adjustable bases that integrate well with our 360 smart beds and increased tariff costs. In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, return and exchange costs, and performance-based incentive compensation.

Index

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 30, 2019 were $187 million, or 43.8% of net sales, compared with $172 million, or 44.2% of net sales, for the same period one year ago. The 0.4 ppt. decrease in the sales and marketing expense rate was primarily due to the expense leverage from the 10% increase in net sales.

General and administrative expenses

General and administrative (G&A) expenses totaled $34 million, or 8.0% of net sales, for the three months ended March 30, 2019, compared with $32 million, or 8.2% of net sales, in the prior-year period. The $2.6 million increase in G&A expenses consisted primarily of the following: (i) a $2.0 million increase in employee compensation primarily resulting from a year-over-year increase in performance-based incentive compensation; and (ii) a $0.6 million net increase in miscellaneous other expenses. The G&A expense rate decreased by 0.2 ppt. in the current-year period compared with the same period one year ago due to the leveraging impact of the 10% net sales increase.

Income tax expense

Income tax expense was $4.7 million for the three months ended March 30, 2019, compared with $5.8 million last year. The effective income tax rate for the three months ended March 30, 2019 decreased to 15.5% from 22.1% for the comparable period, reflecting higher stock-based compensation excess tax benefits in the current-year period.

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value. Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $450 million revolving credit facility. The cash generated from ongoing operations, and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion and strategic initiatives for the foreseeable future.

As of March 30, 2019, cash and cash equivalents totaled $2 million. Available borrowing capacity under our revolving credit facility was $228 million at March 30, 2019. Changes in the cash and cash equivalents primarily consisted of $68 million of cash provided by operating activities which was offset by $20 million of cash used to purchase property and equipment, and $56 million of cash used to repurchase our common stock (based on settlement, $50 million under our Board-approved share repurchase program and $6 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	March 30, 2019	March 31, 2018
Total cash provided by (used in):
Operating activities	$68.1	$49.3
Investing activities	(17.2)	(8.7)
Financing activities	(50.9)	(41.8)
Net increase (decrease) in cash and cash equivalents	$0.1	$(1.3)

Cash provided by operating activities for the three months ended March 30, 2019 was $68 million compared with $49 million for the three months ended March 31, 2018. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $5 million increase in net income for the three months ended March 30, 2019 compared with the same period one year ago; (ii) a $19 million fluctuation in prepaid expenses and other assets with both periods impacted by the timing of rent payments and changes in business activities; and (iii) a $9 million fluctuation in accrued compensation and benefits that primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was accrued and paid in the two comparable periods (higher incentive compensation paid in 2018 and lower incentive compensation accrued in the first three months of 2018).

Net cash used in investing activities to purchase property and equipment was $20 million for the three months ended March 30, 2019, compared with $9 million for the same period one year ago. The year-over-year increase was primarily due to the timing of cash flows associated with new and remodeled stores’ property and equipment.

Index

Net cash used in financing activities was $51 million for the three months ended March 30, 2019, compared with $42 million for the same period one year ago. During the three months ended March 30, 2019, we repurchased $56 million of our stock (based on settlement, $50 million under our Board-approved share repurchase program and $6 million in connection with the vesting of employee restricted stock awards) compared with $78 million during the same period one year ago. Short-term borrowings increased by $3 million during the current-year period due to a $19 million increase in borrowings under our revolving credit facility to $219 million, partially offset by a decrease in book overdrafts which are included in the net change in short-term borrowings.

Under our Board-approved share repurchase program, we repurchased 1.0 million shares at a cost of $41 million (based on trade date, at an average of $39.36 per share) during the three months ended March 30, 2019. During the three months ended March 31, 2018, we repurchased 2.1 million shares at a cost of $75 million (an average of $36.16 per share). As of March 30, 2019, the remaining authorization under our Board-approved share repurchase program was $145 million. There is no expiration date governing the period over which we can repurchase shares.

In February 2019, we amended our revolving credit facility to increase our net aggregate availability from $300 million to $450 million. We maintained the accordion feature which allows us to increase the amount of the credit facility from $450 million to $600 million, subject to lenders' approval. The amended credit facility matures in February 2024. There were no other changes to the credit agreement’s terms and conditions.

As of March 30, 2019, we had $219 million of borrowings under our credit facility and $3 million in outstanding letters of credit. Our available borrowing capacity was $228 million. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. As of March 30, 2019, the weighted-average interest rate on borrowings under the credit facility was 4.2%, and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio. As of March 30, 2019, we were in compliance with all financial covenants.

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

Our Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net income	$25,418	$20,548	$74,409	$61,164
Income tax expense	4,680	5,828	15,834	20,560
Interest expense	2,610	527	7,994	1,320
Depreciation and amortization	15,637	15,612	61,673	60,537
Stock-based compensation	3,638	3,084	11,966	15,143
Asset impairments	139	-	235	244
Adjusted EBITDA	$52,122	$45,599	$172,111	$158,968

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net cash provided by operating activities	$68,136	$49,256	$150,420	$134,994
Subtract: Purchases of property and equipment	19,743	8,805	56,453	55,423
Free cash flow	$48,393	$40,451	$93,967	$79,571

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

	Trailing-Twelve Months Ended
	March 30, 2019	March 31, 2018
Net operating profit after taxes (NOPAT)
Operating income	$98,234	$82,987
Add: Rent expense (1)	81,949	74,933
Add: Interest income	4	56
Less: Depreciation on capitalized operating leases (2)	(20,815)	(19,266)
Less: Income taxes (3)	(38,490)	(41,486)
NOPAT	$120,882	$97,224
Average invested capital
Total (deficit) equity	$(124,640)	$35,997
Add: Long-term debt (4)	219,533	75,800
Add: Capitalized operating lease obligations (5)	655,592	599,464
Total invested capital at end of period	$750,485	$711,261
Average invested capital (6)	$732,890	$688,758
Return on invested capital (ROIC) (7)	16.5%	14.1%

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

(3) Reflects annual effective income tax rates, before discrete adjustments, of 24.2% and 29.9% for 2019 and 2018, respectively.

(4) Long-term debt includes existing finance lease liabilities.

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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations

As of March 30, 2019, we were not involved in any unconsolidated special purpose entity transactions. Other than our $3 million in outstanding letters of credit, we do not have any off-balance-sheet financing.

There have been no material changes in our contractual obligations, other than in the ordinary course of business, since the end of fiscal 2018. See Note 5, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 for additional information regarding our other contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There were no significant changes in our critical accounting policies since the end of fiscal 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $1.6 million based on the $219 million of borrowings under our revolving credit facility at March 30, 2019. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the new internal controls related to our adoption of ASC Topic 842, Leases.

Index

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with U.S. generally accepted accounting principles, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible additional losses either because we believe that we have valid defenses to claims asserted against us or the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our consolidated results of operations, financial position or cash flows. We expense legal costs as incurred.

On January 12, 2015, Plaintiffs David and Katina Spade commenced a purported class action lawsuit in New Jersey state court against Sleep Number alleging that Sleep Number violated New Jersey consumer statutes by failing to provide to purchasing consumers certain disclosures required by the New Jersey Furniture Regulations. It is undisputed that plaintiffs suffered no actual damages or in any way relied upon or were impacted by the alleged omissions. Nonetheless, on behalf of a purported class of New Jersey purchasers of Sleep Number beds and bases, plaintiffs sought to recover a $100 statutory fine for each alleged omission, along with attorneys’ fees and costs. Sleep Number removed the case to the United States District Court for the District of New Jersey, which subsequently granted Sleep Number’s motion to dismiss. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit, which certified two questions of law to the New Jersey Supreme Court relating to whether plaintiffs who have suffered no actual injury may bring claims. The New Jersey Supreme Court accepted the certified questions and on April 16, 2018, ruled in our favor on one of the two questions, holding that a consumer only has standing to bring a claim under the relevant statute if the consumer has been harmed by the defendant's conduct. The Third Circuit remanded the case to the federal district court, which dismissed the lawsuit on March 5, 2019. Plaintiffs’ deadline to appeal the dismissal has passed and the dismissal is final.

On September 18, 2018, former Home Delivery Technician, Donald Cassels, and former Field Services Delivery Assistant, Jose Cadena’s, filed suit in Superior Court in San Francisco County, California alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The plaintiffs purport to represent all former and current Sleep Number employees in the State of California aggrieved by the alleged practices. The Complaint seeks damages in the form of civil penalties and plaintiffs’ attorneys’ fees, and expressly disclaims the recovery of any purported individual specific relief or underpaid wages. After Sleep Number raised issues with the plaintiffs’ choice of venue, the Court transferred venue from the Superior Court in San Francisco County to Superior Court in Fresno County. We intend to vigorously defend this matter.

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results are subject to a number of risks and uncertainties, including both those that are specific to our business and others that affect all businesses operating in a global environment. Investors should carefully consider the information in this report under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations and also the information under the heading, Risk Factors in our most recent Annual Report on Form 10-K. The risk factors discussed in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional risk factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b) Not applicable.

(c) Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
December 30, 2018 through January 26, 2019	348,949	$33.86	348,431	$174,099,000
January 27, 2019 through February 23, 2019	336,312	$37.66	333,262	161,560,000
February 24, 2019 through March 30, 2019	485,542	$46.34	357,515	145,000,000
Total	1,170,803		1,039,208	$145,000,000

(1)

Under our Board-approved $500 million share repurchase program, we repurchased 1,039,208 shares of our common stock at a cost of $41 million (based on trade dates) during the three months ended March 30, 2019.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 131,595 shares of our common stock at a cost of $6 million during the three months ended March 30, 2019.

(3)

There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description	Method of Filing
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith (1)
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith (1)
101

The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2019, filed with the SEC on April 26, 2019, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 30, 2019 and December 29, 2018; (ii) Condensed Consolidated Statements of Operations for the three months ended March 30, 2019 and March 31, 2018; (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the three months ended March 30, 2019 and March 31, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2019 and March 31, 2018; and (v) Notes to Condensed Consolidated Financial Statements.

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

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	April 26, 2019	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)