Form 10-Q
period 2019-06-29
Sleep Number Corp
filed 2019-08-06
CIK 827187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly Period Ended June 29, 2019

Commission File Number: 000-25121

SLEEP NUMBER CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1597886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Third Avenue South
Minneapolis, Minnesota	55404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (763) 551-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SNBR	Nasdaq Global Select Market

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

As of June 29, 2019, 29,323,000 shares of the Registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except per share amounts)

	June 29, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$1,684	$1,612
Accounts receivable, net of allowance for doubtful accounts of $717 and $699, respectively	19,581	24,795
Inventories	87,859	84,882
Income taxes receivable	3,259	—
Prepaid expenses	14,314	8,009
Other current assets	31,939	31,559
Total current assets	158,636	150,857

Non-current assets:
Property and equipment, net	202,280	205,631
Operating lease right-of-use assets	316,958	—
Goodwill and intangible assets, net	74,317	75,407
Other non-current assets	43,722	38,243
Total assets	$795,913	$470,138

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$281,500	$199,600
Accounts payable	117,343	144,781
Customer prepayments	30,473	27,066
Accrued sales returns	17,766	19,907
Compensation and benefits	29,960	27,700
Taxes and withholding	10,608	18,380
Operating lease liabilities	56,167	—
Other current liabilities	48,720	51,234
Total current liabilities	592,537	488,668

Non-current liabilities:
Deferred income taxes	5,543	4,822
Operating lease liabilities	290,880	—
Other non-current liabilities	64,255	86,198
Total liabilities	953,215	579,688

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 29,323 and 30,868 shares issued and outstanding, respectively	293	309
Additional paid-in capital	—	—
Accumulated deficit	(157,595)	(109,859)
Total shareholders’ deficit	(157,302)	(109,550)
Total liabilities and shareholders’ deficit	$795,913	$470,138

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$355,963	$316,338	$782,408	$704,971
Cost of sales	138,777	127,450	302,989	278,606
Gross profit	217,186	188,888	479,419	426,365

Operating expenses:
Sales and marketing	168,839	151,106	355,666	323,023
General and administrative	33,045	28,828	67,368	60,562
Research and development	8,057	6,868	16,433	13,793
Total operating expenses	209,941	186,802	439,467	397,378
Operating income	7,245	2,086	39,952	28,987
Interest expense, net	3,228	1,453	5,837	1,978
Income before income taxes	4,017	633	34,115	27,009
Income tax (benefit) expense	(263)	(3,111)	4,417	2,717
Net income	$4,280	$3,744	$29,698	$24,292

Basic net income per share:
Net income per share – basic	$0.14	$0.10	$0.98	$0.65
Weighted-average shares – basic	29,873	36,138	30,247	37,191

Diluted net income per share:
Net income per share – diluted	$0.14	$0.10	$0.95	$0.64
Weighted-average shares – diluted	30,531	36,844	31,134	38,096

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

(unaudited - in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 29, 2018	30,868	$309	$—	$(109,859)	$(109,550)
Net income	—	—	—	25,418	25,418
Exercise of common stock options	151	2	2,834	—	2,836
Stock-based compensation	364	3	3,635	—	3,638
Repurchases of common stock	(1,170)	(12)	(6,469)	(40,501)	(46,982)
Balance at March 30, 2019	30,213	$302	$—	$(124,942)	$(124,640)
Net income	—	—	—	4,280	4,280
Exercise of common stock options	115	1	2,158	—	2,159
Stock-based compensation	99	1	4,249	—	4,250
Repurchases of common stock	(1,104)	(11)	(6,407)	(36,933)	(43,351)
Balance at June 29, 2019	29,323	$293	$—	$(157,595)	$(157,302)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 30, 2017	38,813	$388	$—	$88,768	$89,156
Net income	—	—	—	20,548	20,548
Exercise of common stock options	68	1	856	—	857
Stock-based compensation	211	2	3,082	—	3,084
Repurchases of common stock	(2,149)	(22)	(3,938)	(73,688)	(77,648)
Balance at March 31, 2018	36,943	$369	$—	$35,628	$35,997
Net income	—	—	—	3,744	3,744
Exercise of common stock options	56	—	739	—	739
Stock-based compensation	43	1	3,657	—	3,658
Repurchases of common stock	(2,149)	(21)	(4,396)	(60,875)	(65,292)
Balance at June 30, 2018	34,893	$349	$—	$(21,503)	$(21,154)

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$29,698	$24,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,187	31,089
Stock-based compensation	7,888	6,742
Net (gain) loss on disposals and impairments of assets	(431)	15
Deferred income taxes	721	7,212
Changes in operating assets and liabilities:
Accounts receivable	5,214	(2,753)
Inventories	(2,977)	(5,943)
Income taxes	(9,195)	(19,075)
Prepaid expenses and other assets	(8,580)	8,242
Accounts payable	12,408	(4,859)
Customer prepayments	3,407	369
Accrued compensation and benefits	2,348	(9,944)
Other taxes and withholding	(1,836)	(2,608)
Other accruals and liabilities	495	(3,648)
Net cash provided by operating activities	70,347	29,131

Cash flows from investing activities:
Purchases of property and equipment	(33,896)	(21,341)
Proceeds from sales of property and equipment	2,571	70
Net cash used in investing activities	(31,325)	(21,271)

Cash flows from financing activities:
Repurchases of common stock	(99,684)	(142,940)
Net increase in short-term borrowings	56,758	133,253
Proceeds from issuance of common stock	4,995	1,596
Debt issuance costs	(1,019)	(1,013)
Net cash used in financing activities	(38,950)	(9,104)

Net increase (decrease) in cash and cash equivalents	72	(1,244)
Cash and cash equivalents, at beginning of period	1,612	3,651
Cash and cash equivalents, at end of period	$1,684	$2,407

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended June 29, 2019 of Sleep Number Corporation and 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of June 29, 2019 and December 29, 2018, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

See Note 6, Leases, for further information.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

2. Fair Value Measurements

At June 29, 2019 and December 29, 2018, we had $7 million and $6 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $7 million and $6 million at June 29, 2019 and December 29, 2018, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	June 29, 2019	December 29, 2018
Raw materials	$6,534	$4,549
Work in progress	199	3
Finished goods	81,126	80,330
	$87,859	$84,882

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64 million at June 29, 2019 and December 29, 2018. Indefinite-lived trade name/trademarks totaled $1.4 million at June 29, 2019 and December 29, 2018.

Definite-Lived Intangible Assets

The gross carrying amount of our developed technologies was $19 million at June 29, 2019 and December 29, 2018. Accumulated amortization was $10 million and $9 million at June 29, 2019 and December 29, 2018, respectively.

Amortization expense for the three months ended June 29, 2019 and June 30, 2018, was $0.5 million. Amortization expense for the six months ended June 29, 2019 and June 30, 2018, was $1.1 million.

5. Credit Agreement

Our $450 million credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $450 million to $600 million, subject to lenders' approval. The credit agreement matures in February 2024. We were in compliance with all financial covenants as of June 29, 2019.

The following table summarizes our borrowings under the credit facility ($ in thousands):

	June 29, 2019	December 29, 2018
Outstanding borrowings	$281,500	$199,600
Outstanding letters of credit	$3,497	$3,497
Additional borrowing capacity	$165,003	$96,903
Weighted-average interest rate	4.2%	4.2%

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

6. Leases

We lease our retail, office and manufacturing space under operating leases which, in addition to the minimum lease payments, may require payment of a proportionate share of the real estate taxes and certain building operating expenses. While our local market development approach generally results in long-term participation in given markets, our retail store leases generally provide for an initial lease term of five to 10 years. Our office and manufacturing leases provide for an initial lease term of up to 15 years. In addition, our mall-based retail store leases may require payment of variable rent based on net sales in excess of certain thresholds. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at our sole discretion. Lease options are included in the lease term only if exercise is reasonably certain at lease commencement. Our lease agreements do not contain any material residual value guarantees. We also lease vehicles and certain equipment under operating leases with an initial lease term of three to five years.

We determine if an arrangement is a lease at inception. Beginning in 2019 in conjunction with our adoption of ASC Topic 842, Leases, right-of-use (ROU) assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of future lease payments over the lease term. Most of our leases do not provide an implicit interest rate nor is the rate available to us from our lessors. As an alternative, we use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, including publicly available data, in determining the present value of lease payments.

Our operating lease costs include facility, vehicle and equipment lease costs, but exclude variable lease costs. Operating lease costs are recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. Variable lease costs are recorded when it is probable the cost has been incurred and the amount is reasonably estimable. Future payments for real estate taxes and certain building operating expenses for which we are obligated are not included in operating lease costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet as a ROU asset or operating lease liability. We recognize operating lease costs for these short-term leases, primarily small equipment leases, on a straight-line basis over the lease term. At June 29, 2019, our finance ROU assets and lease liabilities were not significant.

Operating lease costs were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Operating lease costs(1)	$21,079	$42,136
Variable lease costs	$423	$921

(1)	Includes short-term lease costs which are not significant.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The maturities of operating lease liabilities as of June 29, 2019, were as follows (in thousands):

2019 (excluding the six months ended June 29, 2019)	$40,752
2020	76,056
2021	68,532
2022	60,889
2023	52,339
2024	41,107
Thereafter	104,731
Total lease payments(1)	444,406
Less: Interest	97,359
Present value of operating lease liabilities(2)	$347,047

(1)	Total lease payments exclude $55 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)	Includes the current portion of $56 million for operating lease liabilities.

The aggregate future commitments under operating leases as of December 30, 2018, were expected to be as follows (in thousands):

2019	$78,337
2020	73,331
2021	66,491
2022	59,515
2023	51,076
Thereafter	149,318
Total lease payments(1)	$478,068

(1)	Total lease payments include $62 million of legally binding minimum lease payments for leases signed but not yet commenced.

Other information related to operating leases was as follows:

June 29, 2019
Weighted-average remaining lease term (years)	6.8
Weighted-average discount rate	7.4%

Six Months Ended
(in thousands)	June 29, 2019
Cash paid for amounts included in present value of operating lease liabilities	$39,941
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$36,543

(1)	See Note 1, Recently Adopted Accounting Guidance, which discusses the impact of our initial adoption of the new lease standard.

7. Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Amount repurchased under Board-approved share repurchase program	$40,000	$65,000	$80,900	$140,000
Amount repurchased in connection with the vesting of employee restricted stock grants	3,351	292	9,433	2,940
Total amount repurchased	$43,351	$65,292	$90,333	$142,940

As of June 29, 2019, the remaining authorization under our Board-approved share repurchase program was $105 million.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our consolidated balance sheets as follows (in thousands):

	June 29, 2019	December 29, 2018
Deferred Contract Assets included in:
Other current assets	$21,726	$20,553
Other non-current assets	30,930	29,456
	$52,656	$50,009

	June 29, 2019	December 29, 2018
Deferred Contract Liabilities included in:
Other current liabilities	$33,053	$32,395
Other non-current liabilities	42,340	42,194
	$75,393	$74,589

During both the three months ended June 29, 2019 and June 30, 2018, we recognized revenue of $8 million that was included in the deferred contract liability balance at the beginning of the respective periods. During the six months ended June 29, 2019 and June 30, 2018, we recognized revenue of $17 million and $16 million, respectively, that was included in the deferred contract liability balance at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% and 97% of our revenues for the three months ended June 29, 2019 and June 30, 2018, respectively. Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for both the six months ended June 29, 2019 and June 30, 2018.

Net sales from each of our channels was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Retail	$327,999	$286,853	$720,225	$642,922
Online and phone	25,412	24,927	55,175	52,894
Company-Controlled channel	353,411	311,780	775,400	695,816
Wholesale/Other channel	2,552	4,558	7,008	9,155
Total	$355,963	$316,338	$782,408	$704,971

Obligation for Sales Returns

 The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	June 29, 2019	June 30, 2018
Balance at beginning of year	$19,907	$19,270
Additions that reduce net sales	37,543	36,555
Deductions from reserves	(39,684)	(39,298)
Balance at end of period	$17,766	$16,527

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

9. Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock awards	$3,696	$2,996	$6,729	$5,488
Stock options	554	662	1,159	1,254
Total stock-based compensation expense	4,250	3,658	7,888	6,742
Income tax benefit	1,066	896	1,964	1,652
Total stock-based compensation expense, net of tax	$3,184	$2,762	$5,924	$5,090

10. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended June 29, 2019 and June 30, 2018, our contributions, net of forfeitures, were $1.5 million and $1.3 million, respectively. During the six months ended June 29, 2019 and June 30, 2018, our contributions, net of forfeitures, were $3.0 million and $2.7 million, respectively.

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$4,280	$3,744	$29,698	$24,292
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	29,873	36,138	30,247	37,191
Dilutive effect of stock-based awards	658	706	887	905
Diluted weighted-average shares outstanding	30,531	36,844	31,134	38,096
Net income per share – basic	$0.14	$0.10	$0.98	$0.65
Net income per share – diluted	$0.14	$0.10	$0.95	$0.64

For the three and six months ended June 29, 2019 and June 30, 2018, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	June 29, 2019	June 30, 2018
Balance at beginning of year	$10,389	$9,320
Additions charged to costs and expenses for current-year sales	5,003	6,106
Deductions from reserves	(5,591)	(5,790)
Changes in liability for pre-existing warranties during the current year, including expirations	1,418	132
Balance at end of period	$11,219	$9,768

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

On September 18, 2018, two former Home Delivery employees filed suit, now venued in Superior Court in Fresno County, California, alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The Complaint seeks damages in the form of civil penalties and plaintiffs’ attorneys’ fees, and expressly disclaims the recovery of any purported individual specific relief or underpaid wages. We intend to vigorously defend this matter.

On March 27, 2018, Level Sleep, LLC filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the “Patents”), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360 beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. The case is scheduled for trial in February 2020 and is in the pre-trial discovery process. We intend to vigorously defend this matter.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our condensed consolidated financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

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
•

Our dependence on significant suppliers and third parties and our ability to maintain relationships with key suppliers or third parties, including several sole-source suppliers or providers of services;

•	Rising commodity costs and other inflationary pressures;
•	Risks inherent in global sourcing activities, including tariffs and the potential for shortages in supply;
•	Risks of disruption in the operation of any of our main manufacturing facilities or assembly facilities;
•	Increasing government regulation;
•	Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;
•	The adequacy of our and third-party information systems to meet the evolving needs of our business and existing and evolving risks and regulatory standards applicable to data privacy and security;
•	The costs and potential disruptions to our business related to upgrading our information systems;
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

Our relentless focus on developing benefit-driven innovation for our customers is resulting in superior shareholder value, as we: (i) increase consumer demand; (ii) leverage our business model; and (iii) deploy capital efficiently.

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

Highlights

Financial highlights for the period ended June 29, 2019 were as follows:

•

Net sales for the three months ended June 29, 2019 increased 13% to $356 million, compared with $316 million for the same period one year ago. The 13% net sales increase resulted from an 8% comparable sales increase in our Company-Controlled channel and a 5 percentage point (ppt.) increase in sales from 29 net new stores opened in the past 12 months.

•

Our revolutionary Sleep Number 360® smart beds have driven double-digit demand growth for four consecutive quarters (transition completed in July 2018), including the 13% net sales increase in the second quarter of 2019.

•

Sales per store (Company-Controlled channel sales for stores open at least one year, including online and phone sales) on a trailing twelve-month basis for the period ended June 29, 2019, totaled $2.8 million, 6% higher than the same period one year ago.

•

Operating income for the three months ended June 29, 2019 was $7 million, an increase of $5 million from the prior-year period. Our operating income rate increased to 2.0% of net sales, compared with 0.7% of net sales for the same period last year. The current-period's operating income and operating income rate were positively impacted by: (i) the elimination of prior year’s transition costs and temporary inefficiencies associated with operating two supply chains to support the product line transition; (ii) current-period efficiency gains and pricing; and (iii) expense leverage resulting from the 13% net sales increase. These favorable items were partially offset by: (i) absorption of increased tariff costs and delivery cost inflation; (ii) an increase in media and promotional expenses that drove additional customer traffic to our sales channels, including stores, online and phone; (iii) higher incentive-based compensation resulting from the strong year-to-date financial performance; and (iv) higher research and development spending to support our innovation pipeline.

•

Net income for the three months ended June 29, 2019 increased 14% to $4.3 million, compared with $3.7 million for the same period one year ago. Earnings per diluted share were $0.14, up 40% compared with $0.10 last year. The prior-year period included a one-time tax planning benefit of $2.9 million, or $0.08 per diluted share, associate with the Tax Cuts and Jobs Act. The current-year period included stock-based compensation excess tax benefits and a favorable resolution of a tax matter totaling $0.04 per diluted share.

•	Cash provided by operating activities for the six months ended June 29, 2019 increased by $41 million to $70 million, compared with $29 million for the same period one year ago.
•	At June 29, 2019, we ended the quarter with $282 million of borrowings under our $450 million revolving credit facility.
•

During the three months ended June 29, 2019, we repurchased 1.0 million shares of our common stock under our Board-approved share repurchase program at a cost of $40 million (based on trade date, at an average of $38.69 per share). As of June 29, 2019, the remaining authorization under our Board-approved share repurchase program was $105 million.

Index

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Net sales	$356.0	100.0%	$316.3	100.0%	$782.4	100.0%	$705.0	100.0%
Cost of sales	138.8	39.0%	127.5	40.3%	303.0	38.7%	278.6	39.5%
Gross profit	217.2	61.0%	188.9	59.7%	479.4	61.3%	426.4	60.5%
Operating expenses:
Sales and marketing	168.8	47.4%	151.1	47.8%	355.7	45.5%	323.0	45.8%
General and administrative	33.0	9.3%	28.8	9.1%	67.4	8.6%	60.6	8.6%
Research and development	8.1	2.3%	6.9	2.2%	16.4	2.1%	13.8	2.0%
Total operating expenses	209.9	59.0%	186.8	59.1%	439.5	56.2%	397.4	56.4%
Operating income	7.2	2.0%	2.1	0.7%	40.0	5.1%	29.0	4.1%
Interest expense, net	3.2	0.9%	1.5	0.5%	5.8	0.7%	2.0	0.3%
Income before income taxes	4.0	1.1%	0.6	0.2%	34.1	4.4%	27.0	3.8%
Income tax (benefit) expense	(0.3)	(0.1)%	(3.1)	(1.0)%	4.4	0.6%	2.7	0.4%
Net income	$4.3	1.2%	$3.7	1.2%	$29.7	3.8%	$24.3	3.4%
Net income per share:
Basic	$0.14		$0.10		$0.98		$0.65
Diluted	$0.14		$0.10		$0.95		$0.64
Weighted-average number of common shares:
Basic	29.9		36.1		30.2		37.2
Diluted	30.5		36.8		31.1		38.1

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Company-Controlled channel	99.3%	98.6%	99.1%	98.7%
Wholesale/Other channel	0.7%	1.4%	0.9%	1.3%
Total	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Sales change rates:
Retail comparable-store sales (1)	9%	8%	7%	1%
Online and phone	2%	19%	4%	12%
Company-Controlled comparable sales change (1)	8%	9%	7%	2%
Net opened/closed stores	5%	3%	4%	3%
Total Company-Controlled channel	13%	12%	11%	5%
Wholesale/Other channel	(44%)	(29%)	(23%)	(33%)
Total net sales change	13%	11%	11%	4%

(1)

Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Index

Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Average sales per store (1) ($ in thousands)	$2,800	$2,645
Average sales per square foot (1)	$1,015	$985
Stores > $2 million in net sales (2)	69%	63%
Stores > $3 million in net sales (2)	28%	23%
Average revenue per mattress unit – Company-Controlled channel (3)	$4,945	$4,508	$4,868	$4,459

(1)	Trailing-twelve months Company-Controlled comparable sales per store open at least one year.
(2)	Trailing-twelve months for stores open at least one year (excludes online and phone sales).
(3)	Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beginning of period	585	558	579	556
Opened	17	11	32	24
Closed	(8)	(4)	(17)	(15)
End of period	594	565	594	565

Comparison of Three Months Ended June 29, 2019 with Three Months Ended June 30, 2018

Net sales

Net sales for the three months ended June 29, 2019 increased by $40 million, or 13%, to $356 million, compared with $316 million for the same period one year ago. The 13% net sales increase resulted from an 8% comparable sales increase in our Company-Controlled channel and 5 percentage points (ppt.) of sales growth from 29 net new stores opened in the past 12 months.

Our revolutionary Sleep Number 360 smart beds have driven double-digit demand growth for four consecutive quarters (transition completed in July 2018), including the 13% net sales increase in the second quarter of 2019. The Sleep Number 360 smart bed won 13 awards at CES 2017, including being named the Best of Innovation Honoree in the Home Appliance category. It also received the 2018 Edison Silver Award for breakthrough product design and innovation in the Wellness Technology category.

The $40 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $25 million increase in our Company-Controlled comparable net sales; and (ii) a $17 million increase resulting from net store openings. Wholesale/Other channel sales decreased slightly year-over-year. Company-Controlled mattress unit sales increased 3% compared with the prior year. Average revenue per mattress unit in our Company-Controlled channel totaled $4,945, a 10% increase compared with $4,508 in the prior-year period.

Gross profit

Gross profit of $217 million increased by $28 million, or 15%, compared with $189 million for the same period one year ago. The gross profit rate improved to 61.0% of net sales for the three months ended June 29, 2019, compared with 59.7% for the prior-year comparable period. The current-year gross profit rate increase of 1.3 ppt. was primarily due to two factors: (i) current-period manufacturing and supply chain efficiency gains, and benefit-driven product price increases (1.0 ppt.); and (ii) the elimination of prior year’s product transition costs and temporary inefficiencies associated with operating two supply chains (0.8 ppt.). These two positive factors were partially offset by: (i) increased tariff costs (0.3 ppt.); and (ii) customer delivery cost inflation (0.2 ppt.). In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, return and exchange costs, and performance-based incentive compensation.

Index

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 29, 2019 were $169 million, or 47.4% of net sales, compared with $151 million, or 47.8% of net sales, for the same period one year ago. The 0.4 ppt. decrease in the sales and marketing expense rate was primarily due to the expense leverage from the 13% increase in net sales; partially offset by an increase in media and promotional expenses that drove additional customer traffic to our sales channels, includes stores, online and phone.

General and administrative expenses

General and administrative (G&A) expenses totaled $33 million, or 9.3% of net sales, for the three months ended June 29, 2019, compared with $29 million, or 9.1% of net sales, in the prior-year period. The $4.2 million increase in G&A expenses consisted of the following: (i) a $1.7 million increase in employee compensation primarily resulting from a year-over-year increase in performance-based incentive compensation; (ii) a $1.2 million increase in professional fees; and (iii) a $1.3 million net increase in miscellaneous other expenses. The G&A expense rate increased by 0.2 ppt. in the current-year period compared with the same period one year ago due to the items discussed above, partially offset by the leveraging impact of the 13% net sales increase.

Research and development expenses

Research and development (R&D) expenses increased by 17% to $8 million for the three months ended June 29, 2019 compared with $7 million for the same period one year ago. The R&D expense rate for the three months ended June 29, 2019 increased to 2.3% of net sales compared with 2.2% of net sales for the prior year. The spending level increase supports our consumer innovation strategy.

Interest expense, net

Interest expense, net increased to $3.2 million for the three months ended June 29, 2019, compared with $1.5 million for the same period one year ago. The $1.8 million change was due to our planned increase in borrowings under our revolving credit facility and the year-over-year increase in LIBOR rates. At June 29, 2019, we ended the quarter with $282 million of borrowings under our revolving credit facility compared with $183 million one year ago.

Income tax benefit

Income tax benefit was $0.3 million for the three months ended June 29, 2019, compared with a $3.1 million benefit last year. Both periods benefited from discrete tax items. The current-year period included stock-based compensation excess tax benefits and a favorable resolution of a tax matter totaling $1.3 million, or $0.04 per diluted share. The prior-year period included a one-time tax planning benefit of $2.9 million, or $0.08 per diluted share, associated with the new Tax Cuts and Jobs Act.

Comparison of Six Months Ended June 29, 2019 with Six Months Ended June 30, 2018

Net sales

Net sales for the six months ended June 29, 2019 increased by $77 million, or 11%, to $782 million, compared with $705 million for the same period one year ago. The 11% net sales increase resulted from a 7% comparable sales increase in our Company-Controlled channel and 4 percentage points (ppt.) of sales growth from 29 net new stores opened in the past 12 months.

Our revolutionary Sleep Number 360 smart beds have driven double-digit demand growth for four consecutive quarters (transition completed in July 2018), including the 11% net sales increase for the six months ended June 29, 2019.

The $77 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $43 million increase in our Company-Controlled comparable net sales; and (ii) a $36 million increase resulting from net store openings. Wholesale/Other channel sales decreased slightly year-over-year. Company-Controlled mattress unit sales increased 2% compared with the prior year. Average revenue per mattress unit in our Company-Controlled channel totaled $4,868, a 9% increase compared with $4,459 in the prior-year period.

Index

Gross profit

Gross profit of $479 million for the six months ended June 29, 2019 increased by $53 million, or 12%, compared with $426 million for the same period one year ago. The gross profit rate improved to 61.3% of net sales, compared with 60.5% for the prior-year comparable period. The current-year gross profit rate increase of 0.8 ppt. was primarily due to two factors: (i) current-period manufacturing and supply chain efficiency gains, and benefit-driven product price increases (0.9 ppt.); and (ii) the elimination of prior year’s product transition costs and temporary inefficiencies associated with operating two supply chains (0.7 ppt.). These two positive factors were partially offset by: (i) a higher mix of lower-margin sourced products, including FlexFit™ adjustable bases that integrate well with our 360 smart beds (0.3 ppt); (ii) increased tariff costs (0.3 ppt.); and (iii) delivery cost inflation (0.2 ppt.). In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 29, 2019 were $356 million, or 45.5% of net sales, compared with $323 million, or 45.8% of net sales, for the same period one year ago. The 0.3 ppt. decrease in the sales and marketing expense rate was primarily due to the expense leverage from the 11% increase in net sales; partially offset by an increase in media and promotional expenses that drove additional customer traffic to our sales channels, including stores, online and phone.

General and administrative expenses

General and administrative (G&A) expenses totaled $67 million, or 8.6% of net sales, for the six months ended June 29, 2019, compared with $61 million, or 8.6% of net sales, in the prior-year period. The $6.8 million increase in G&A expenses consisted of the following: (i) a $3.8 million increase in employee compensation primarily resulting from a year-over-year increase in performance-based incentive compensation; (ii) a $1.9 million increase in professional fees; and (iii) a $1.1 million net increase in miscellaneous other expenses. The G&A expense rate of 8.6% was consistent with the same period one year ago as the increases discussed above were offset by the leveraging impact of the 11% net sales increase.

Research and development expenses

Research and development (R&D) expenses increased by 19% to $16 million for the six months ended June 29, 2019 compared with $14 million for the same period one year ago. The R&D expense rate for the six months ended June 29, 2019 increased to 2.1% of net sales compared with 2.0% of net sales for the prior year. The spending level increase supports our consumer innovation strategy.

Interest expense, net

Interest expense, net increased to $5.8 million for the six months ended June 29, 2019, compared with $2.0 million for the same period one year ago. The $3.9 million change was due to our planned increase in borrowings under our revolving credit facility and the year-over-year increase in LIBOR rates. At June 29, 2019, we ended the quarter with $282 million of borrowings under our revolving credit facility compared with $183 million one year ago.

Income tax expense

Income tax expense was $4.4 million for the six months ended June 29, 2019, compared with $2.7 million last year. Both periods benefited from discrete tax items. The effective income tax rate for the six months ended June 29, 2019 was 12.9% reflecting stock-based compensation excess tax benefits and the favorable resolution of a tax matter. The effective tax rate for the six months ended June 30, 2018 was 10.1% reflecting the changes associated with the Tax Cuts and Jobs Act, including a $2.9 million increase in the 2017 provisional tax benefit, and stock-based compensation excess tax benefits.

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

As of June 29, 2019, cash and cash equivalents totaled $2 million. Available borrowing capacity under our revolving credit facility was $165 million at June 29, 2019. Changes in the cash and cash equivalents primarily consisted of $70 million of cash provided by operating activities and a $57 million increase in short-term borrowings which were offset by $34 million of cash used to purchase

Index

property and equipment, and $100 million of cash used to repurchase our common stock (based on settlement, $90 million under our Board-approved share repurchase program and $10 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows ($ in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	June 29, 2019	June 30, 2018
Total cash provided by (used in):
Operating activities	$70.3	$29.1
Investing activities	(31.3)	(21.3)
Financing activities	(39.0)	(9.1)
Net increase (decrease) in cash and cash equivalents	$0.1	$(1.2)

Cash provided by operating activities for the six months ended June 29, 2019 was $70 million compared with $29 million for the six months ended June 30, 2018. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $5 million increase in net income for the six months ended June 29, 2019 compared with the same period one year ago; (ii) a $17 million fluctuation in prepaid expenses and other assets with both periods impacted by the timing of rent payments and changes in business activities; (iii) a $17 million fluctuation in accounts payable with both periods impacted by business changes and timing of payments; and (iv) a $12 million fluctuation in accrued compensation and benefits that primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was accrued and paid in the two comparable periods (higher incentive compensation paid in 2018 and lower incentive compensation accrued in the first six months of 2018).

Net cash used in investing activities to purchase property and equipment was $34 million for the six months ended June 29, 2019, compared with $21 million for the same period one year ago. The year-over-year increase was primarily due to the timing of cash flows associated with new and remodeled stores’ property and equipment.

Net cash used in financing activities was $39 million for the six months ended June 29, 2019, compared with $9 million for the same period one year ago. During the six months ended June 29, 2019, we repurchased $100 million of our stock (based on settlement, $90 million under our Board-approved share repurchase program and $10 million in connection with the vesting of employee restricted stock awards) compared with $143 million during the same period one year ago. Short-term borrowings changed by $57 million during the current-year period due to an $82 million increase in borrowings under our revolving credit facility to $282 million, partially offset by a decrease in book overdrafts which are included in the net change in short-term borrowings.

Under our Board-approved share repurchase program, we repurchased 2.1 million shares at a cost of $81 million (based on trade date, at an average of $39.02 per share) during the six months ended June 29, 2019. During the six months ended June 30, 2018, we repurchased 4.2 million shares at a cost of $140 million (an average of $33.22 per share). As of June 29, 2019, the remaining authorization under our Board-approved share repurchase program was $105 million. There is no expiration date governing the period over which we can repurchase shares.

In February 2019, we amended our revolving credit facility to increase our net aggregate availability from $300 million to $450 million. We maintained the accordion feature which allows us to increase the amount of the credit facility from $450 million to $600 million, subject to lenders' approval. The amended credit facility matures in February 2024. There were no other significant changes to the credit agreement’s terms and conditions.

As of June 29, 2019, we had $282 million of borrowings under our credit facility and $3 million in outstanding letters of credit. Our available borrowing capacity was $165 million. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. As of June 29, 2019, the weighted-average interest rate on borrowings under the credit facility was 4.2%, and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio. As of June 29, 2019, we were in compliance with all financial covenants.

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

Our Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$4,280	$3,744	$74,945	$65,686
Income tax (benefit) expense	(263)	(3,111)	18,682	20,014
Interest expense	3,229	1,454	9,769	2,486
Depreciation and amortization	15,328	15,326	61,675	60,945
Stock-based compensation	4,250	3,658	12,558	14,629
Asset impairments	1	85	151	327
Adjusted EBITDA	$26,825	$21,156	$177,780	$164,087

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net cash provided by operating activities	$70,347	$29,131	$172,756	$112,931
Subtract: Purchases of property and equipment	33,896	21,341	58,070	54,038
Free cash flow	$36,451	$7,790	$114,686	$58,893

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

	Trailing-Twelve Months Ended
	June 29, 2019	June 30, 2018
Net operating profit after taxes (NOPAT)
Operating income	$103,393	$88,135
Add: Rent expense (1)	84,210	76,215
Add: Interest income	4	50
Less: Depreciation on capitalized operating leases (2)	(21,310)	(19,640)
Less: Income taxes (3)	(40,319)	(43,934)
NOPAT	$125,978	$100,826
Average invested capital
Total deficit	$(157,302)	$(21,154)
Add: Long-term debt (4)	282,308	183,405
Add: Capitalized operating lease obligations (5)	673,680	609,720
Total invested capital at end of period	$798,686	$771,971
Average invested capital (6)	$750,375	$705,575
Return on invested capital (ROIC) (7)	16.8%	14.3%

(1)	Rent expense is added back to operating income to show the impact of owning versus leasing the related assets.

(2)

Depreciation is based on the average of the last five fiscal quarters' ending capitalized operating lease obligations (see note 6) for the respective reporting periods with an assumed thirty-year useful life. This life assumption is based on our long-term participation in given markets though specific retail location lease commitments are generally 5 to 10 years at inception. This is subtracted from operating income to illustrate the impact of owning versus leasing the related assets.

(3)	Reflects annual effective income tax rates, before discrete adjustments, of 24.2% and 30.3% for 2019 and 2018, respectively.

(4)	Long-term debt includes existing finance lease liabilities.

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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations

As of June 29, 2019, we were not involved in any unconsolidated special purpose entity transactions. Other than our $3 million in outstanding letters of credit, we do not have any off-balance-sheet financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $2.1 million based on the $282 million of borrowings under our revolving credit facility at June 29, 2019. We do not manage the interest-rate volatility risk of borrowings under our credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2018, two former Home Delivery employees filed suit, now venued in Superior Court in Fresno County, California, alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The Complaint seeks damages in the form of civil penalties and plaintiffs’ attorneys’ fees, and expressly disclaims the recovery of any purported individual specific relief or underpaid wages. We intend to vigorously defend this matter.

On March 27, 2018, Level Sleep, LLC filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the “Patents”), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360 beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. The case is scheduled for trial in February 2020 and is in the pre-trial discovery process. We intend to vigorously defend this matter.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b) Not applicable.

(c) Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
March 31, 2019 through April 27, 2019	712,184	$41.00	644,733	$119,050,000
April 28, 2019 through May 25, 2019	185,556	$34.47	184,600	112,686,000
May 26, 2019 through June 29, 2019	206,204	$37.59	204,489	105,000,000
Total	1,103,944	$39.27	1,033,822	$105,000,000

(1)

Under our Board-approved $500 million share repurchase program, we repurchased 1,033,822 shares of our common stock at a cost of $40 million (based on trade dates) during the three months ended June 29, 2019.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 70,122 shares of our common stock at a cost of $3 million during the three months ended June 29, 2019.

(3)

There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	August 6, 2019	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)