Form 10-Q
period 2019-09-28
Sleep Number Corp
filed 2019-10-25
CIK 827187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25121

SLEEP NUMBER CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1597886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Third Avenue South
Minneapolis, Minnesota	55404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (763) 551-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SNBR	Nasdaq Global Select Market

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

As of September 28, 2019, 28,427,000 shares of the Registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except per share amounts)

	September 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$1,545	$1,612
Accounts receivable, net of allowance for doubtful accounts of $753 and $699, respectively	25,541	24,795
Inventories	86,508	84,882
Prepaid expenses	10,997	8,009
Other current assets	35,002	31,559
Total current assets	159,593	150,857

Non-current assets:
Property and equipment, net	201,755	205,631
Operating lease right-of-use assets	321,048	—
Goodwill and intangible assets, net	73,772	75,407
Other non-current assets	46,154	38,243
Total assets	$802,322	$470,138

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$213,700	$199,600
Accounts payable	151,357	144,781
Customer prepayments	39,824	27,066
Accrued sales returns	23,833	19,907
Compensation and benefits	39,383	27,700
Taxes and withholding	24,699	18,380
Operating lease liabilities	57,912	—
Other current liabilities	52,361	51,234
Total current liabilities	603,069	488,668

Non-current liabilities:
Deferred income taxes	3,927	4,822
Operating lease liabilities	293,333	—
Other non-current liabilities	66,480	86,198
Total liabilities	966,809	579,688

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 28,427 and 30,868 shares issued and outstanding, respectively	284	309
Additional paid-in capital	—	—
Accumulated deficit	(164,771)	(109,859)
Total shareholders’ deficit	(164,487)	(109,550)
Total liabilities and shareholders’ deficit	$802,322	$470,138

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$474,778	$414,779	$1,257,186	$1,119,750
Cost of sales	178,388	164,262	481,377	442,868
Gross profit	296,390	250,517	775,809	676,882

Operating expenses:
Sales and marketing	213,133	188,458	568,799	511,481
General and administrative	35,098	29,385	102,466	89,947
Research and development	9,007	7,353	25,440	21,146
Total operating expenses	257,238	225,196	696,705	622,574
Operating income	39,152	25,321	79,104	54,308
Interest expense, net	3,131	1,836	8,968	3,814
Income before income taxes	36,021	23,485	70,136	50,494
Income tax expense	7,967	5,228	12,384	7,945
Net income	$28,054	$18,257	$57,752	$42,549

Basic net income per share:
Net income per share – basic	$0.96	$0.53	$1.93	$1.18
Weighted-average shares – basic	29,085	34,231	29,859	36,204

Diluted net income per share:
Net income per share – diluted	$0.94	$0.52	$1.88	$1.15
Weighted-average shares – diluted	29,796	35,039	30,688	37,077

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

(unaudited - in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 29, 2018	30,868	$309	$—	$(109,859)	$(109,550)
Net income	—	—	—	25,418	25,418
Exercise of common stock options	151	2	2,834	—	2,836
Stock-based compensation	364	3	3,635	—	3,638
Repurchases of common stock	(1,170)	(12)	(6,469)	(40,501)	(46,982)
Balance at March 30, 2019	30,213	$302	$—	$(124,942)	$(124,640)
Net income	—	—	—	4,280	4,280
Exercise of common stock options	115	1	2,158	—	2,159
Stock-based compensation	99	1	4,249	—	4,250
Repurchases of common stock	(1,104)	(11)	(6,407)	(36,933)	(43,351)
Balance at June 29, 2019	29,323	$293	$—	$(157,595)	$(157,302)
Net income	—	—	—	28,054	28,054
Exercise of common stock options	33	—	757	—	757
Stock-based compensation	10	—	4,146	—	4,146
Repurchases of common stock	(939)	(9)	(4,903)	(35,230)	(40,142)
Balance at September 28, 2019	28,427	$284	$—	$(164,771)	$(164,487)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 30, 2017	38,813	$388	$—	$88,768	$89,156
Net income	—	—	—	20,548	20,548
Exercise of common stock options	68	1	856	—	857
Stock-based compensation	211	2	3,082	—	3,084
Repurchases of common stock	(2,149)	(22)	(3,938)	(73,688)	(77,648)
Balance at March 31, 2018	36,943	$369	$—	$35,628	$35,997
Net income	—	—	—	3,744	3,744
Exercise of common stock options	56	—	739	—	739
Stock-based compensation	43	1	3,657	—	3,658
Repurchases of common stock	(2,149)	(21)	(4,396)	(60,875)	(65,292)
Balance at June 30, 2018	34,893	$349	$—	$(21,503)	$(21,154)
Net income	—	—	—	18,257	18,257
Exercise of common stock options	33	—	488	—	488
Stock-based compensation	7	—	3,356	—	3,356
Repurchases of common stock	(1,717)	(17)	(3,844)	(51,438)	(55,299)
Balance at September 29, 2018	33,216	$332	$—	$(54,684)	$(54,352)

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$57,752	$42,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,267	46,655
Stock-based compensation	12,034	10,098
Net gain on disposals and impairments of assets	(409)	(17)
Deferred income taxes	(895)	7,263
Changes in operating assets and liabilities:
Accounts receivable	(746)	(4,816)
Inventories	(1,626)	(6,682)
Income taxes	535	(13,777)
Prepaid expenses and other assets	(8,065)	5,195
Accounts payable	45,051	26,007
Customer prepayments	12,758	18,351
Accrued compensation and benefits	11,763	(2,685)
Other taxes and withholding	5,784	4,265
Other accruals and liabilities	9,629	2,044
Net cash provided by operating activities	189,832	134,450

Cash flows from investing activities:
Purchases of property and equipment	(46,757)	(34,012)
Proceeds from sales of property and equipment	2,577	174
Net cash used in investing activities	(44,180)	(33,838)

Cash flows from financing activities:
Repurchases of common stock	(139,178)	(198,239)
Net (decrease) increase in short-term borrowings	(11,270)	94,147
Proceeds from issuance of common stock	5,752	2,084
Debt issuance costs	(1,023)	(1,014)
Net cash used in financing activities	(145,719)	(103,022)

Net decrease in cash and cash equivalents	(67)	(2,410)
Cash and cash equivalents, at beginning of period	1,612	3,651
Cash and cash equivalents, at end of period	$1,545	$1,241

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended September 28, 2019 of Sleep Number Corporation and our 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of September 28, 2019 and December 29, 2018, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

The new guidance establishes a right-of-use (ROU) model that requires us to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. We have elected the following practical expedients and accounting policies related to the adoption of the new lease standard:

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

See Note 6, Leases, for further information.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

2. Fair Value Measurements

At September 28, 2019 and December 29, 2018, we had $8 million and $6 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $8 million and $6 million at September 28, 2019 and December 29, 2018, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	September 28, 2019	December 29, 2018
Raw materials	$5,782	$4,549
Work in progress	130	3
Finished goods	80,596	80,330
	$86,508	$84,882

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64 million at September 28, 2019 and December 29, 2018. Indefinite-lived trade name/trademarks totaled $1.4 million at September 28, 2019 and December 29, 2018.

Definite-Lived Intangible Assets

The gross carrying amount of our developed technologies was $19 million at September 28, 2019 and December 29, 2018. Accumulated amortization was $11 million and $9 million at September 28, 2019 and December 29, 2018, respectively.

Amortization expense for both the three months ended September 28, 2019 and September 29, 2018, was $0.5 million. Amortization expense for both the nine months ended September 28, 2019 and September 29, 2018 was $1.6 million.

5. Credit Agreement

Our $450 million credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $450 million to $600 million, subject to lenders' approval. The credit agreement matures in February 2024. We were in compliance with all financial covenants as of September 28, 2019.

The following table summarizes our borrowings under the credit facility ($ in thousands):

	September 28, 2019	December 29, 2018
Outstanding borrowings	$213,700	$199,600
Outstanding letters of credit	$3,497	$3,497
Additional borrowing capacity	$232,803	$96,903
Weighted-average interest rate	3.9%	4.2%

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

Our operating lease costs include facility, vehicle and equipment lease costs, but exclude variable lease costs. Operating lease costs are recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. Variable lease costs are recorded when it is probable the cost has been incurred and the amount is reasonably estimable. Future payments for real estate taxes and certain building operating expenses for which we are obligated are not included in operating lease costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet as an ROU asset or operating lease liability. We recognize operating lease costs for these short-term leases, primarily small equipment leases, on a straight-line basis over the lease term. At September 28, 2019, our finance ROU assets and lease liabilities were not significant.

Operating lease costs were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Operating lease costs(1)	$21,583	$63,719
Variable lease costs	$466	$1,387

(1)	Includes short-term lease costs which are not significant.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The maturities of operating lease liabilities as of September 28, 2019, were as follows (in thousands):

2019 (excluding the nine months ended September 28, 2019)	$21,045
2020	79,652
2021	72,354
2022	64,339
2023	54,970
2024	43,393
Thereafter	110,847
Total lease payments(1)	446,600
Less: Interest	95,355
Present value of operating lease liabilities(2)	$351,245

(1)	Total lease payments exclude $51 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)	Includes the current portion of $58 million for operating lease liabilities.

The aggregate future commitments under operating leases as of December 30, 2018, were expected to be as follows (in thousands):

2019	$78,337
2020	73,331
2021	66,491
2022	59,515
2023	51,076
Thereafter	149,318
Total lease payments(1)	$478,068

(1)	Total lease payments include $62 million of legally binding minimum lease payments for leases signed but not yet commenced.

Other information related to operating leases was as follows:

September 28, 2019
Weighted-average remaining lease term (years)	6.7
Weighted-average discount rate	7.3%

Nine Months Ended
(in thousands)	September 28, 2019
Cash paid for amounts included in present value of operating lease liabilities	$60,512
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$53,230

(1)	See Note 1, Recently Adopted Accounting Guidance, which discusses the impact of our initial adoption of the new lease standard.

7. Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Amount repurchased under Board-approved share repurchase program	$40,000	$55,000	$120,900	$195,000
Amount repurchased in connection with the vesting of employee restricted stock grants	142	299	9,575	3,239
Total amount repurchased	$40,142	$55,299	$130,475	$198,239

Effective as of September 29, 2019, our board approved an increase in our total remaining share repurchase authorization to $500 million.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our consolidated balance sheets as follows (in thousands):

	September 28, 2019	December 29, 2018
Deferred Contract Assets included in:
Other current assets	$22,765	$20,553
Other non-current assets	32,758	29,456
	$55,523	$50,009

	September 28, 2019	December 29, 2018
Deferred Contract Liabilities included in:
Other current liabilities	$33,885	$32,395
Other non-current liabilities	44,088	42,194
	$77,973	$74,589

During the three months ended September 28, 2019 and September 29, 2018, we recognized revenue of $9 million and $8 million, respectively, that was included in the deferred contract liability balance at the beginning of the respective periods. During the nine months ended September 28, 2019 and September 29, 2018, we recognized revenue of $25 million and $22 million, respectively, that was included in the deferred contract liability balance at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for both the three and nine months ended September 28, 2019 and September 29, 2018.

Net sales from each of our channels was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Retail	$437,871	$383,886	$1,158,096	$1,026,808
Online and phone	34,520	28,686	89,695	81,580
Company-Controlled channel	472,391	412,572	1,247,791	1,108,388
Wholesale/Other channel	2,387	2,207	9,395	11,362
Total	$474,778	$414,779	$1,257,186	$1,119,750

Obligation for Sales Returns

 The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Balance at beginning of year	$19,907	$19,270
Additions that reduce net sales	60,962	57,296
Deductions from reserves	(57,036)	(56,031)
Balance at end of period	$23,833	$20,535

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

9. Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock awards	$3,527	$2,759	$10,256	$8,247
Stock options	619	597	1,778	1,851
Total stock-based compensation expense	4,146	3,356	12,034	10,098
Income tax benefit	984	802	2,948	2,454
Total stock-based compensation expense, net of tax	$3,162	$2,554	$9,086	$7,644

10. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended September 28, 2019 and September 29, 2018, our contributions, net of forfeitures, were $1.5 million. During the nine months ended September 28, 2019 and September 29, 2018, our contributions, net of forfeitures, were $4.5 million and $4.2 million, respectively.

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$28,054	$18,257	$57,752	$42,549
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	29,085	34,231	29,859	36,204
Dilutive effect of stock-based awards	711	808	829	873
Diluted weighted-average shares outstanding	29,796	35,039	30,688	37,077
Net income per share – basic	$0.96	$0.53	$1.93	$1.18
Net income per share – diluted	$0.94	$0.52	$1.88	$1.15

For the three and nine months ended September 28, 2019 and September 29, 2018, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Balance at beginning of year	$10,389	$9,320
Additions charged to costs and expenses for current-year sales	8,033	9,275
Deductions from reserves	(8,159)	(8,461)
Changes in liability for pre-existing warranties during the current year, including expirations	1,189	177
Balance at end of period	$11,452	$10,311

Legal Proceedings

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with U.S. generally accepted accounting principles, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If a material loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible material losses either because we believe that we have valid defenses to claims asserted against us, the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate, or the potential loss is not material. We currently do not expect the outcome of pending legal proceedings to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our consolidated results of operations, financial position or cash flows. We expense legal costs as incurred.

On September 18, 2018, two former Home Delivery team members filed suit, now venued in Superior Court in Fresno County, California, alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The Complaint sought damages in the form of civil penalties and plaintiffs’ attorneys’ fees, and expressly disclaims the recovery of any purported individual specific relief or underpaid wages. The parties tentatively reached a settlement pending Court approval, which includes the settlement and release of certain additional related claims. We intend to continue vigorously defending this matter in the event it does not settle.

On March 27, 2018, Level Sleep, LLC filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the “Patents”), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360 beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. The case is scheduled for trial in February 2020. We intend to vigorously defend this matter.

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

•	Our ability to attract, retain and motivate qualified management, executive and other key team members, including qualified retail sales professionals and managers.

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

Results of Operations

Quarterly and Year-to-Date Results

Quarterly and year-to-date operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, timing of investments in growth initiatives and infrastructure, timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, timing of new product introductions and related expenses, timing of promotional offerings, competitive factors, changes in commodity costs, disruptions in supplies or third-party service providers, seasonality of retail and bedding industry sales, consumer confidence and general economic conditions. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the period ended September 28, 2019 were as follows:

•

Net sales for the three months ended September 28, 2019 increased 14% to $475 million, compared with $415 million for the same period one year ago. Net sales for the three months ended September 29, 2018 were impacted by an approximately $24 million shift in sales from our third quarter to our fourth quarter.

•

The 14% net sales increase resulted from a 10% comparable sales increase in our Company-Controlled channel and a 5 percentage point (ppt.) increase in sales from 33 net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 14.

•

Sales per store (Company-Controlled channel sales for stores open at least one year, including online and phone sales) on a trailing twelve-month basis for the period ended September 28, 2019 totaled $2.9 million, 8% higher than the same period one year ago.

•

Operating income for the three months ended September 28, 2019 was $39 million, an increase of 55%, or $14 million, from the prior-year period. Our operating income rate increased to 8.2% of net sales, compared with 6.1% of net sales for the same period last year. The prior-period's operating income and operating income rate were affected by the sales shift highlighted above.

•

The current-period's operating income and operating income rate were positively impacted by the 14% increase in net sales and a 2.0 ppt. improvement in the gross profit rate. The 2.0 ppt. gross profit rate improvement was primarily due to three factors: (i) a favorable sales mix of high-margin products; (ii) the elimination of prior year’s product transition costs; and (iii) current-period manufacturing and supply chain efficiency gains, and benefit-driven product price increases.

•

Net income for the three months ended September 28, 2019 increased 54% to $28 million, compared with $18 million for the same period one year ago. Earnings per diluted share were $0.94, up 81% compared with $0.52 last year.

•	Cash provided by operating activities for the nine months ended September 28, 2019 increased by $55 million to $190 million, compared with $134 million for the same period one year ago.
•	At September 28, 2019, we ended the quarter with $214 million of borrowings under our $450 million revolving credit facility.
•

During the three months ended September 28, 2019, we repurchased 0.9 million shares of our common stock under our Board-approved share repurchase program at a cost of $40 million (based on trade date, at an average of $42.77 per share). Effective as of September 29, 2019, our Board approved an increase in the remaining authorization under our Board-approved share repurchase program to $500 million.

Index

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	September 28, 2019		September 29, 2018		September 28, 2019		September 29, 2018
Net sales	$474.8	100.0%	$414.8	100.0%	$1,257.2	100.0%	$1,119.8	100.0%
Cost of sales	178.4	37.6%	164.3	39.6%	481.4	38.3%	442.9	39.6%
Gross profit	296.4	62.4%	250.5	60.4%	775.8	61.7%	676.9	60.4%
Operating expenses:
Sales and marketing	213.1	44.9%	188.5	45.4%	568.8	45.2%	511.5	45.7%
General and administrative	35.1	7.4%	29.4	7.1%	102.5	8.2%	89.9	8.0%
Research and development	9.0	1.9%	7.4	1.8%	25.4	2.0%	21.1	1.9%
Total operating expenses	257.2	54.2%	225.2	54.3%	696.7	55.4%	622.6	55.6%
Operating income	39.2	8.2%	25.3	6.1%	79.1	6.3%	54.3	4.9%
Interest expense, net	3.1	0.7%	1.8	0.4%	9.0	0.7%	3.8	0.3%
Income before income taxes	36.0	7.6%	23.5	5.7%	70.1	5.6%	50.5	4.5%
Income tax expense	8.0	1.7%	5.2	1.3%	12.4	1.0%	7.9	0.7%
Net income	$28.1	5.9%	$18.3	4.4%	$57.8	4.6%	$42.5	3.8%
Net income per share:
Basic	$0.96		$0.53		$1.93		$1.18
Diluted	$0.94		$0.52		$1.88		$1.15
Weighted-average number of common shares:
Basic	29.1		34.2		29.9		36.2
Diluted	29.8		35.0		30.7		37.1

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Company-Controlled channel	99.5%	99.5%	99.3%	99.0%
Wholesale/Other channel	0.5%	0.5%	0.7%	1.0%
Total	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Sales change rates:
Retail comparable-store sales (1)	9%	(1%)	7%	0%
Online and phone	20%	10%	10%	11%
Company-Controlled comparable sales change (1)	10%	0%	8%	1%
Net opened/closed stores	5%	3%	5%	3%
Total Company-Controlled channel	15%	3%	13%	4%
Wholesale/Other channel	8%	(21%)	(17%)	(31%)
Total net sales change	14%	3%	12%	4%

(1)

Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Index

Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Average sales per store (1) ($ in thousands)	$2,858	$2,635
Average sales per square foot (1)	$1,029	$977
Stores > $2 million in net sales (2)	70%	62%
Stores > $3 million in net sales (2)	28%	23%
Average revenue per mattress unit – Company- Controlled channel (3)	$4,788	$4,387	$4,837	$4,432

(1)	Trailing-twelve months Company-Controlled comparable sales per store open at least one year.
(2)	Trailing-twelve months for stores open at least one year (excludes online and phone sales).
(3)	Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Beginning of period	594	565	579	556
Opened	15	9	47	33
Closed	(7)	(5)	(24)	(20)
End of period	602	569	602	569

Comparison of Three Months Ended September 28, 2019 with Three Months Ended September 29, 2018

Net sales

Net sales for the three months ended September 28, 2019 increased by $60 million, or 14%, to $475 million, compared with $415 million for the same period one year ago. Net sales for the three months ended September 29, 2018 were impacted by an approximately $24 million shift in sales from our third quarter to our fourth quarter.

The 14% net sales increase resulted from a 10% comparable sales increase in our Company-Controlled channel and 5 percentage points (ppt.) of sales growth from 33 net new stores opened in the past 12 months.

The $60 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $37 million increase in our Company-Controlled comparable net sales; and (ii) a $23 million increase resulting from net store openings. Wholesale/Other channel sales increased slightly year-over-year. Company-Controlled mattress unit sales increased 5% compared with the prior year. Average revenue per mattress unit in our Company-Controlled channel totaled $4,788, a 9% increase compared with $4,387 in the prior-year period.

Gross profit

Gross profit of $296 million increased by $46 million, or 18%, compared with $251 million for the same period one year ago. The gross profit rate improved to 62.4% of net sales for the three months ended September 28, 2019, compared with 60.4% for the prior-year comparable period. The current-year gross profit rate increase of 2.0 ppt. was primarily due to three factors: (i) a favorable sales mix of high-margin products (1.2 ppt.); (ii) the elimination of prior year’s product transition costs and temporary inefficiencies associated with operating two supply chains (0.7 ppt.); and (iii) current-period manufacturing and supply chain efficiency gains, and benefit-driven product price increases (0.6 ppt.). These three positive factors were partially offset by: (i) increased tariff costs (0.3 ppt.); and (ii) customer delivery cost inflation (0.2 ppt.). In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, return and exchange costs, and performance-based incentive compensation.

Index

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 28, 2019 were $213 million, or 44.9% of net sales, compared with $188 million, or 45.4% of net sales, for the same period one year ago. The 0.5 ppt. decrease in the sales and marketing expense rate was primarily due to the expense leverage from the 14% increase in net sales; partially offset by an increase in media expenses that drove additional customer traffic to our sales channels, including stores, online and phone.

General and administrative expenses

General and administrative (G&A) expenses totaled $35 million, or 7.4% of net sales, for the three months ended September 28, 2019, compared with $29 million, or 7.1% of net sales, in the prior-year period. The $5.7 million increase in G&A expenses consisted primarily of: (i) a $4.3 million increase in employee compensation primarily resulting from a year-over-year increase in performance-based incentive compensation; and (ii) a $1.1 million increase in professional fees. The G&A expense rate increased by 0.3 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above, partially offset by the leveraging impact of the 14% net sales increase.

Research and development expenses

Research and development (R&D) expenses increased by 22% to $9 million for the three months ended September 28, 2019, compared with $7 million for the same period one year ago. The R&D expense rate for the three months ended September 28, 2019 increased to 1.9% of net sales, compared with 1.8% of net sales for the prior year. The spending level increase supports our consumer innovation strategy.

Interest expense, net

Interest expense, net increased to $3.1 million for the three months ended September 28, 2019, compared with $1.8 million for the same period one year ago. The $1.3 million change was due to our planned increase in borrowings under our revolving credit facility. At September 28, 2019, we ended the quarter with $214 million of borrowings under our revolving credit facility, compared with $136 million one year ago.

Income tax expense

Income tax expense totaled $8.0 million for the three months ended September 28, 2019, compared with $5.2 million last year. The effective income tax rate for the three months ended September 28, 2019 was 22.1%, compared with 22.3% for the comparable period last year. Both periods benefited from: (i) the recognition of additional tax credits; and (ii) stock-based compensation excess tax benefits.

Comparison of Nine Months Ended September 28, 2019 with Nine Months Ended September 29, 2018

Net sales

Net sales for the nine months ended September 28, 2019 increased by $137 million, or 12%, to $1.3 billion, compared with $1.1 billion for the same period one year ago. Net sales for the nine months ended September 29, 2018 were impacted by an approximately $24 million shift in sales from our third quarter to our fourth quarter.

The 12% net sales increase resulted from an 8% comparable sales increase in our Company-Controlled channel and 5 percentage points (ppt.) of sales growth from 33 net new stores opened in the past 12 months.

The $137 million net sales increase compared with the same period one year ago was comprised of the following: (i) an $80 million increase in our Company-Controlled comparable net sales; and (ii) a $59 million increase resulting from net store openings. Wholesale/Other channel sales decreased slightly year-over-year. Company-Controlled mattress unit sales increased 3% compared with the prior year. Average revenue per mattress unit in our Company-Controlled channel totaled $4,837, a 9% increase, compared with $4,432 in the prior-year period.

Gross profit

Gross profit of $776 million for the nine months ended September 28, 2019 increased by $99 million, or 15%, compared with $677 million for the same period one year ago. The gross profit rate improved to 61.7% of net sales, compared with 60.4% for the prior-year comparable period. The current-year gross profit rate improvement of 1.3 ppt. was primarily due to three factors: (i) current-period manufacturing and supply chain efficiency gains, and benefit-driven product price increases (0.8 ppt.); (ii) the elimination of

Index

prior year’s product transition costs (0.8 ppt.); and (iii) a favorable sales mix of high-margin products (0.2 ppt.). These three positive factors were partially offset by: (i) increased tariff costs (0.3 ppt.); and (ii) customer delivery cost inflation (0.2 ppt.). In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 28, 2019 were $569 million, or 45.2% of net sales, compared with $511 million, or 45.7% of net sales, for the same period one year ago. The 0.5 ppt. decrease in the sales and marketing expense rate was primarily due to the expense leverage from the 12% increase in net sales, partially offset by an increase in media expenses that drove additional customer traffic to our sales channels, including stores, online and phone.

General and administrative expenses

General and administrative (G&A) expenses totaled $102 million, or 8.2% of net sales, for the nine months ended September 28, 2019, compared with $90 million, or 8.0% of net sales, in the prior-year period. The $12.5 million increase in G&A expenses consisted of the following: (i) a $8.1 million increase in employee compensation primarily resulting from a year-over-year increase in performance-based incentive compensation; (ii) a $2.8 million increase in professional fees; and (iii) a $1.6 million net increase in miscellaneous other expenses. The G&A expense rate increased by 0.2 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above, partially offset by the leveraging impact of the 12% net sales increase.

Research and development expenses

Research and development (R&D) expenses increased by 20% to $25 million for the nine months ended September 28, 2019, compared with $21 million for the same period one year ago. The R&D expense rate for the nine months ended September 28, 2019 increased to 2.0% of net sales, compared with 1.9% of net sales for the prior year. The spending level increase supports our consumer innovation strategy.

Interest expense, net

Interest expense, net increased to $9.0 million for the nine months ended September 28, 2019, compared with $3.8 million for the same period one year ago. The $5.2 million increase was due to our planned increase in borrowings under our revolving credit facility and the year-over-year increase in LIBOR rates. At September 28, 2019, we ended the quarter with $214 million of borrowings under our revolving credit facility, compared with $136 million one year ago.

Income tax expense

Income tax expense totaled $12.4 million for the nine months ended September 28, 2019, compared with $7.9 million last year. Both periods benefited from discrete tax items. The effective income tax rate for the nine months ended September 28, 2019 was 17.7% reflecting stock-based compensation excess tax benefits, additional tax credits and the favorable resolution of a tax matter. The effective tax rate for the nine months ended September 29, 2018 was 15.7% reflecting the changes associated with the Tax Cuts and Jobs Act, including a $2.9 million increase in the 2017 provisional tax benefit in the second-quarter 2018 and stock-based compensation excess tax benefits.

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

As of September 28, 2019, cash and cash equivalents totaled $2 million. Available borrowing capacity under our revolving credit facility was $233 million at September 28, 2019. Changes in the cash and cash equivalents primarily consisted of $190 million of cash provided by operating activities, which was offset by $47 million of cash used to purchase property and equipment, and $139 million of cash used to repurchase our common stock (based on settlement, $130 million under our Board-approved share repurchase program and $9 million in connection with the vesting of employee restricted stock grants).

Index

The following table summarizes our cash flows ($ in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	September 28, 2019	September 29, 2018
Total cash provided by (used in):
Operating activities	$189.8	$134.5
Investing activities	(44.2)	(33.8)
Financing activities	(145.7)	(103.0)
Net decrease in cash and cash equivalents	$(0.1)	$(2.4)

Cash provided by operating activities for the nine months ended September 28, 2019 was $190 million, compared with $134 million for the nine months ended September 29, 2018. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $15 million increase in net income for the nine months ended September 28, 2019, compared with the same period one year ago; (ii) a $19 million fluctuation in accounts payable with both periods impacted by business changes and timing of payments; (iii) a $14 million fluctuation in accrued compensation and benefits that primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was accrued and paid in the two comparable periods (higher incentive compensation paid in 2018 and lower incentive compensation accrued in the first nine months of 2018); (iv) a $14 million fluctuation in income taxes reflecting the changes associated with the Tax Cuts and Jobs Act; and (v) a $13 million fluctuation in prepaid expenses and other assets with both periods impacted by the timing of rent payments and changes in business activities.

Net cash used in investing activities to purchase property and equipment was $47 million for the nine months ended September 28, 2019, compared with $34 million for the same period one year ago. The year-over-year increase was primarily due to the timing of cash flows associated with new and remodeled stores’ property and equipment.

Net cash used in financing activities was $146 million for the nine months ended September 28, 2019, compared with $103 million for the same period one year ago. During the nine months ended September 28, 2019, we repurchased $139 million of our stock (based on settlement, $130 million under our Board-approved share repurchase program and $9 million in connection with the vesting of employee restricted stock awards), compared with $198 million during the same period one year ago. Short-term borrowings were reduced by $11 million during the current-year period due to a decrease in book overdrafts which are included in the net change in short-term borrowings, partially offset by a $14 million increase in borrowings under our revolving credit facility to $214 million. Short-term borrowings increased by $94 million during the prior-year period due to a $111 million increase in borrowings under our revolving credit facility to $136 million, partially offset by a decrease in book overdrafts.

Under our Board-approved share repurchase program, we repurchased 3.0 million shares at a cost of $121 million (based on trade date, at an average of $40.19 per share) during the nine months ended September 28, 2019. During the nine months ended September 29, 2018, we repurchased 5.9 million shares at a cost of $195 million (an average of $32.93 per share). Effective as of September 29, 2019, our Board approved an increase in the remaining authorization under our Board-approved share repurchase program to $500 million. There is no expiration date governing the period over which we can repurchase shares.

In February 2019, we amended our revolving credit facility to increase our net aggregate availability from $300 million to $450 million. We maintained the accordion feature, which allows us to increase the amount of the credit facility from $450 million to $600 million, subject to lenders' approval. The amended credit facility matures in February 2024. There were no other significant changes to the credit agreement’s terms and conditions.

As of September 28, 2019, we had $214 million of borrowings under our credit facility and $3 million in outstanding letters of credit. Our available borrowing capacity was $233 million. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. As of September 28, 2019, the weighted-average interest rate on borrowings under the credit facility was 3.9% and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio. As of September 28, 2019, we were in compliance with all financial covenants.

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

Our Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$28,054	$18,257	$84,742	$58,340
Income tax expense	7,967	5,228	21,421	12,064
Interest expense	3,131	1,836	11,064	4,044
Depreciation and amortization	14,963	15,483	61,155	61,658
Stock-based compensation	4,146	3,356	13,348	14,052
Asset impairments	29	30	150	135
Adjusted EBITDA	$58,290	$44,190	$191,880	$150,293

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net cash provided by operating activities	$189,832	$134,450	$186,922	$131,003
Subtract: Purchases of property and equipment	46,757	34,012	58,260	56,228
Free cash flow	$143,075	$100,438	$128,662	$74,775

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

	Trailing-Twelve Months Ended
	September 28, 2019	September 29, 2018
Net operating profit after taxes (NOPAT)
Operating income	$117,224	$74,427
Add: Rent expense (1)	85,807	77,797
Add: Interest income	4	21
Less: Depreciation on capitalized operating leases (2)	(21,821)	(20,012)
Less: Income taxes (3)	(44,298)	(34,751)
NOPAT	$136,916	$97,482
Average invested capital
Total deficit	$(164,487)	$(54,352)
Add: Long-term debt (4)	214,482	136,683
Add: Capitalized operating lease obligations (5)	686,456	622,376
Total invested capital at end of period	$736,451	$704,707
Average invested capital (6)	$743,271	$710,325
Return on invested capital (ROIC) (7)	18.4%	13.7%

(1)	Rent expense is added back to operating income to show the impact of owning versus leasing the related assets.

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

(3)	Reflects annual effective income tax rates, before discrete adjustments, of 24.4% and 26.3% for 2019 and 2018, respectively.

(4)	Long-term debt includes existing finance lease liabilities.

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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations

As of September 28, 2019, we were not involved in any unconsolidated special purpose entity transactions. Other than our $3 million in outstanding letters of credit, we do not have any off-balance-sheet financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $1.6 million based on the $214 million of borrowings under our revolving credit facility at September 28, 2019. We do not manage the interest-rate volatility risk of borrowings under our credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with U.S. generally accepted accounting principles, we record a liability in our consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If a material loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible material losses either because we believe that we have valid defenses to claims asserted against us, the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate, or the potential loss is not material. We currently do not expect the outcome of pending legal proceedings to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our consolidated results of operations, financial position or cash flows. We expense legal costs as incurred.

On September 18, 2018, two former Home Delivery team members filed suit, now venued in Superior Court in Fresno County, California, alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The Complaint sought damages in the form of civil penalties and plaintiffs’ attorneys’ fees, and expressly disclaims the recovery of any purported individual specific relief or underpaid wages. The parties tentatively reached a settlement pending Court approval, which includes the settlement and release of certain additional related claims. We intend to continue vigorously defending this matter in the event it does not settle.

On March 27, 2018, Level Sleep, LLC filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the “Patents”), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360 beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. The case is scheduled for trial in February 2020. We intend to vigorously defend this matter.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b) Not applicable.

(c) Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
June 30, 2019 through July 27, 2019	290,864	$41.37	290,203	$92,995,000
July 28, 2019 through August 24, 2019	280,514	$45.34	279,600	80,316,000
August 25, 2019 through September 28, 2019	367,256	$41.91	365,450	65,000,000
Total	938,634	$42.77	935,253	$65,000,000

(1)	Under our Board-approved share repurchase program, we repurchased 935,253 shares of our common stock at a cost of $40 million (based on trade dates) during the three months ended September 28, 2019.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 3,381 shares of our common stock at a cost of $142 thousand during the three months ended September 28, 2019.

(3)

Effective as of September 29, 2019, our Board approved an increase in the total remaining share repurchase authorization to $500 million. There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Third Amendment to Lease Agreement dated August 27, 2019 between the Company and IPT SALT LAKE CITY DC II LLC (successor in interest to CLFP – SLIC 8, L.P.)
10.2	Form of Non-Statutory Stock Option Award Agreement (Employee) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
10.3	Form of Performance Adjusted Restricted Stock Unit Award Agreement (ROIC) (Senior Team) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
10.4	Form of Performance Adjusted Restricted Stock Unit Award Agreement under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
10.5	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
10.6	Form of Restricted Stock Unit Award Agreement (3-Year Ratable Vest) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
10.7	Form of Restricted Stock Unit Award Agreement (3-Year Cliff Vest) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
10.8	Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	October 25, 2019	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)