Form 10-K
period 2019-12-28
Sleep Number Corp
filed 2020-02-25
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-25121

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2019, was $681,720,000 (based on the last reported sale price of the registrant’s common stock on that date as reported by Nasdaq).

As of January 25, 2020, there were 27,749,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2020 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

As used in this Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Sleep Number” mean Sleep Number Corporation and its subsidiaries and the term “common stock” means our common stock, par value $0.01 per share.

Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, SleepIQ Kids®, the Double Arrow logo, Select Comfort®, AirFit®, BAM Labs®, the “B” logo, Comfortaire®, ComfortFit®, Comfort.Individualized.®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, Individualized Sleep Experiences®, It®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Responsive Air®, Sleep Is Training®, Sleep Number Inner Circle®, Sleep30®, Smart Bed For Smart Kids®, Smart Bed Technology®, Tech-e®, The Only Bed That Grows With Them®, The Only Bed That Knows You®, This Is Not A Bed®, Tonight Bedtime. Tomorrow The World®, We Make Beds Smart®, What’s Your Sleep Number?®, Auto Snore™, Climate360™, HealthIQ™, HeartIQ™, RespiratoryIQ™, Retail Flow™, WellnessIQ™, ActiveComfort™, Comfortable. Adjustable. Affordable.™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, Partner Snore™, the SleepIQ LABS logo, The Bed Reborn™, The Bed That Moves You™, The Best Bed For Couples™, our bed model names, and our other marks and stylized logos are trademarks and/or service marks of Sleep Number. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. Our fiscal year is based on a 52- or 53-week year. All years presented in this Form 10-K are 52 weeks.

PART I

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

ITEM 1. BUSINESS

Overview

Sleep Number Corporation, based in Minneapolis, Minnesota, was incorporated in 1987 and became publicly traded in 1998. We are listed on the Nasdaq Stock Market LLC (Nasdaq Global Select Market) under the symbol “SNBR.” When used herein, the terms “Sleep Number,” “Company,” “we,” “us” and “our” refer to Sleep Number Corporation, including our consolidated subsidiaries.

As a purpose driven company in health and wellness, our mission is to improve lives by individualizing sleep experiences. Our vision is to become one of the world’s most beloved brands by delivering an unparalleled sleep experience. By executing on our consumer innovation strategy, we have become the leader in sleep innovation with our five significant competitive advantages: proprietary sleep innovations, longitudinal data, lifelong customer relationships, brand communications and exclusive direct-to-consumer distribution. We are committed to delivering superior shareholder value by: (1) increasing consumer demand; (2) leveraging our business model; and (3) deploying capital efficiently. In 2019, we increased net sales by 11% to $1.7 billion, earnings per diluted share by 41% to $2.70 and cash from operations by 44% to $189 million.

Our vertically integrated business model and role as the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number® beds allows us to offer consumers high-quality, individualized sleep solutions and services. We are redefining what consumers should expect from their beds. Nine out of 10 couples disagree on mattress firmness. Our Sleep Number 360® smart beds use longitudinal biometric data, algorithms, and artificial intelligence to deliver smart, effortless sleep experiences. Unlike the “one-size-fits-all” solution offered by other mattress brands, the 360® smart bed offers individualized comfort that is adjustable on each side of the bed. Our proprietary DualAirTM technology features two independent air chambers and allows couples to adjust firmness to their individual preference at the touch of a button. Each sleeper can set their ideal firmness, support and pressure-relieving comfort – their Sleep Number® setting – for deep, restful sleep.

The Sleep Number 360 smart bed includes additional smart features, like foot warming, which gently warms your feet to help you fall asleep faster. The 360 smart bed also connects seamlessly with other smart devices, like fitness trackers such as Apple® HealthKit or Fitbit®, to help sleepers understand how daily activities impact their sleep.

The Sleep Number 360 smart bed is available at our Sleep Number® stores and online at SleepNumber.com, with pricing starting at $999. We offer our beds in good, better and best price ranges within the premium mattress category. Our Classic, Performance, Memory Foam and Innovation lines come in a broad range of sizes, including twin, full, queen, eastern king and California king. As a direct-to-consumer brand, we offer an integrated experience across our nationwide portfolio of Sleep Number stores, online at SleepNumber.com and via phone at (800) 753-3768. We also offer home delivery and installation services to our customers, and support them through an in-house customer service team.

Purpose Driven Company

Sleep disorders have been declared a public health epidemic by the U.S. Centers for Disease Control. One in three adults suffer from a lack of adequate sleep. As a purpose driven company, we are taking on big challenges like sleep deprivation with our revolutionary 360 smart beds that deliver proven quality sleep. Based on analysis of over 25 million sleep sessions, Sleep Number research shows that sleepers who routinely use their 360 smart bed features and SleepIQ® technology can improve quality sleep by over 15 minutes each night, nearly 100 hours each year. Third-party studies have shown that even 15 minutes more quality sleep per night increases a body’s ability to stave off weight gain or a cold, and can increase productivity. With the significant opportunity to improve peoples’ lives through higher quality sleep, in 2020 we entered into an extensive collaboration with world-renowned Mayo Clinic to advance sleep science and cardiovascular medicine. By uniting our unparalleled sleep knowledge and technology with world-class clinicians and researchers, we’re poised to make meaningful advancements to the science of sleep, with goals to materially foster better sleep – and health – for society.

Social Impact Commitment

Because excellent sleep is essential to a healthier and happier society, we are committed to helping future generations achieve quality sleep. In 2018, we announced a social impact commitment to help one million young people achieve life-changing sleep through our products and sleep expertise by 2025. We have established strong partnerships to accomplish our objectives with leading organizations, including GENYOUth, Alliance for a Healthier Generation, Good360, Blue Star Families and Bridging.

In 2019, we impacted the lives of nearly a half-million youth through advocacy, education and product donations. In addition to publishing a joint study with GENYOUth that highlighted the quality sleep deficit of our nation’s youth, we have contributed cash and in-kind donations to help children in housing transitions, to support underprivileged youth, to help children in military families get quality sleep and to benefit students who need sleep to support their overall health and wellness.

Sleep Innovation Leader

Sleep Number conducts extensive research to understand consumers’ needs, and operates R&D facilities in San Jose, California and Minneapolis, Minnesota. This research drives the design and delivery of our award-winning sleep innovations, our proprietary SleepIQ technology platform and our customer experience. Sleep Number is committed to advancing sleep health, linking smart sleep to individualized wellness via innovation that is backed by data, scientific research and partnerships to advance the science of sleep. Our proprietary SleepIQ technology inside every smart bed accumulates over 10 billion biometric datapoints in the U.S. every night. We are using our longitudinal data and artificial intelligence capabilities to advance smart bed hardware and bio-signal features. Looking ahead, through our collaboration with Mayo Clinic and other initiatives, we will discover, identify and introduce solutions and technology that will make a meaningful impact on sleep for a healthier society. The 360 smart bed provides a form of preventative and proactive health care that one day may detect or prevent serious health conditions like sleep apnea, restless leg syndrome, heart disease and strokes. Today, we provide connected sleep solutions that deliver ongoing impact for consumers’ well-being. Our research and development expenses were $35 million in 2019, $29 million in 2018 and $28 million in 2017.

Proprietary Sleep Innovations

Sleep is vital for healthy living. It strengthens immunity, increases the ability to focus, sharpens cognitive function, and improves physical health and emotional well-being. Yet society still struggles with how to achieve adequate sleep, both quality and quantity.

Sleep Number introduced the world to integrated sleep tracking technology and the first commercialized smart bed at the Consumer Electronics Show in 2014. We subsequently began the transition to a total smart bed portfolio in 2017, the award-winning 360 smart bed, which delivers proven quality sleep. The 360 smart bed effortlessly adjusts throughout the night. SleepIQ technology – the operating system of the bed – uses artificial intelligence and machine learning to automatically adjust the comfort and support for each individual. It then provides a SleepIQ® score, a nightly measure of quality sleep against an individual’s personal best, and delivers personalized insights to improve quality sleep via the SleepIQ® mobile application. Sleep Number leverages the sleep and biometric data collected during sleep sessions – expected to exceed one billion by the end of 2020 – to continuously improve all 360 smart beds with ongoing over-the-air updates.

At CES 2020, Sleep Number unveiled the next generation of 360 smart beds with technology advancements to help advance our health and wellness platform. The new Sleep Number Climate360™ smart bed is the first-ever bed that uses advanced temperature technology to create a personalized and responsive microclimate that has automatic firmness adjustability. This smart bed and Sleep Number’s new award winning 360 smart bed portfolio – which benefit from over 700 million sleep sessions of research – are designed to keep you effortlessly comfortable all night by providing innovative comfort materials and individual insights.

The Climate360 and 360 smart beds help solve the most significant sleep challenges and effortlessly deliver proven quality sleep. Based on analysis of over 25 million sleep sessions, Sleep Number research shows that sleepers who routinely use their 360 smart bed features and SleepIQ technology can improve quality sleep by over 15 minutes each night, nearly 100 hours each year. Third-party studies have shown that even 15 more minutes of quality sleep per night increase a body’s ability to stave off weight gain or a cold, and can increase productivity.

The Climate360 smart bed received the prestigious CES 2020 “Best of Innovation” award and was selected as CES Innovation Honorees across Health & Wellness and Tech for a Better World categories. It received eight additional “best of” awards from tech and consumer media during CES. The 360 smart beds were selected as CES 2020 Innovation Honorees in three categories: Smart Home, Health & Wellness and Tech for a Better World. The new 360 smart bed portfolio starts at $999 and is available in 2020. The Climate360 smart bed will be available in 2021.

Additional Sleep Number Innovations

We also offer a full line of exclusive FlexFitTM smart adjustable bases that allow customers to raise the head or foot of the bed. Our industry-leading FlexFit bases seamlessly integrate with SleepIQ technology to deliver features like our Partner SnoreTM feature, which allows your partner to press a button and raise the head of the bed to temporarily relieve mild snoring.

The SleepIQ Kids® k2 bed extends Sleep Number’s DualAir adjustability and SleepIQ technology to the children’s mattress market. The k2 bed adjusts with children as they grow, giving them the best possible sleep.

Our exclusive Sleep Number® bedding collection features a full line of sleep products that are designed to help you get better sleep. Sleep Number has a wide assortment of pillows designed to fit each individual’s size, shape and sleeping position for a more comfortable sleep.

We also offer a wide assortment of temperature-balancing products including the DualTemp™ layer. This proprietary sleep innovation features active air technology that allows each sleeper to select their ideal temperature at the simple touch of a button and can be used with any mattress brand or adjustable base.

Exclusive Direct-to-Consumer Distribution

Over 99% of our net sales are generated by our direct-to-consumer business, through a cohesive experience across our Sleep Number stores, online at SleepNumber.com and via phone.

As the exclusive distributor of Sleep Number® products, we target high-quality, convenient and visible store locations based on several factors, including each market’s overall sales potential, store geographic location, demographics and proximity to other brand experiences. Since 2010, we have overhauled our direct-to-consumer distribution strategy, repositioning a large percentage of our mall stores to stronger, out-of-mall locations, improving the size and positioning within each location and adding stores in both existing and new markets. As of December 28, 2019, there were 611 Sleep Number stores in all 50 states. More than 45% of our stores (including remodels) are less than five years old and more than 80% are less than seven years old. With these investments, we created an exclusive, value-added retail in-store experience through award-winning store design and technology enhancements.

Our sleep experts in each store recognize that sleep is not “one size fits all” and provide individualized sleep solutions for each person. Shopping online is easy too, at SleepNumber.com. Working in conjunction with our retail stores, we have a cohesive online experience that helps customers easily research our products and solutions, find and purchase products online, find a store to experience the product and receive post-sales support. Our omni-channel experience expands our digital brand, connecting with consumers to drive deeper awareness, consideration and engagement.

Our retail stores accounted for 91.8% of our net sales in 2019. Average annual net sales per store, based on Company-Controlled comparable sales, were $2.9 million in 2019. In 2019, 70% of our stores open for a full year generated net sales over $2 million and 30% of our stores open for a full year generated net sales over $3 million. In 2019, our online and phone sales accounted for 7.6% of our net sales and increased double digits year-over-year.

Brand Communications

We use a wide-ranging set of brand and advertising communications to expand brand reach, drive emotional brand engagement and create lifelong customer relationships. This relationship with our customers is an effective driver of repeat purchases and new customer acquisition through referrals. Our marketing efforts target a broad customer demographic: 35-64 years old with greater than $75,000 household income for our core line of products. Our customers care about their own and their family’s overall health and wellness and know quality sleep leads to achieving this.

Marketing drives growth in our business by building brand relevance, reputation, awareness, consideration and ongoing engagement through integrated and authentic communications that amplify the value of the 360 smart bed. This results in quality traffic to our website and stores. Our advertising communications use a mix of national and local marketing to target existing customers for referral and repeat purchases and to attract new customers. Television (including streaming video) is our most efficient media, followed by digital and social media. Our in-house digital capabilities, content marketing, user experience and data-driven tools allow us to optimize media investment, messages and audience in real-time. In 2019, media expense represented 14.3% of net sales.

We build lifelong relationships with our customers. Our award-winning InnerCircleSM loyalty program is integrated with our SleepIQ® platform, making it easy for Insiders to receive additional value from the brand in terms of advance notice of innovations, upcoming sales events, relevant content to improve their sleep quality and for referring new customers to the brand. Insider referral and repeat sales represent greater than 45% of our business and are the most efficient source of new customers to the brand.

In early 2018, we entered into a multi-year, strategic partnership as the Official Sleep and Wellness Partner of the National Football League (NFL) to broaden brand reach, relevance and engagement, amplify the benefits of our 360 smart beds, and link quality sleep to performance and recovery. We also established partnerships with the National Football League Players Associations (NFLPA) and the Professional Football Athletic Trainers Society (PFATS). In 2019, we added a partnership with the Pro Football Hall of Fame and complemented our partnerships with the Minnesota Vikings and Dallas Cowboys by adding a partnership with the Kansas City Chiefs Football Club to further engagement with this community. Now two years into our partnership with the NFL, most active NFL players have a Sleep Number 360 smart bed, which helps players compete more effectively by measuring, understanding and maximizing the benefits of a great night’s sleep. Sleep Number will continue to work with the NFL, the NFLPA, PFATS, coaching staffs, teams and players as they integrate sleep insights into their overall performance regimens.

Operations

Integrated Sourcing and Logistics Operations

Sleep Number’s tightly integrated supply chain is a competitive advantage. Our commitments to innovation and continuous improvement are employed to leverage our vertical business model by optimizing culture, processes and technology. In addition to a network of global suppliers, we currently operate two component manufacturing plants (Irmo, SC and Salt Lake City, UT) and three assembly distribution centers (Irmo, SC, Salt Lake City, UT and Baltimore, MD). Primary operations at these sites include cutting and sewing of the fabric covers for our beds and final assembly and packaging of mattresses and bases. We also assemble our electrical Firmness Control™ systems in our Utah plant. Our plants have consistently won awards for safety and manufacturing excellence.

At the end of 2019, approximately 40% of our beds were pre-assembled for delivery to customers’ homes while the remaining deliveries were assembled in customers’ homes. We are pursuing a multi-year evolution of our supply chain to pre-assemble 100% of our beds in six assembly distribution centers around the U.S. by 2021. We are advancing our outbound logistics network to reduce product handling, hand-offs, damage and costs while in transit to customers’ homes. We see these initiatives providing a superior and reliable experience for customers with lower costs for the business.

Home Delivery Service

In July 2018, we completed the transition of our entire core mattress line to 360 smart beds. With this change, 100% of our 360 smart beds sold are now delivered and installed by our home delivery technicians or by our third-party service providers in certain markets.

Customer Service

Through our U.S.-based, in-house customer service team, we provide direct post-purchase support that improves the customer experience and drives our business. This team provides service and support via phone, email, “live chat” and social media. They also provide a unique opportunity to gather insights that help us continuously improve our products, strengthen our service quality and advance our innovation. This integration enables operational synergies and drives organizational efficiencies.

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

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, mattress construction, foundation systems, sensing systems, automated adjustments, in-bed temperature control, as well as other technology. We have numerous U.S. patents, expiring at various dates between June 2020 and February 2037, and numerous U.S. patent applications pending. We also have numerous foreign patents and patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to, or competitive with, our products.

We have a number of trademarks and service marks registered with the U.S. Patent and Trademark Office, including Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, SleepIQ Kids®, the Double Arrow logo, Select Comfort®, AirFit®, BAM Labs®, the “B” logo, Comfortaire®, ComfortFit®, Comfort.Individualized.®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, Individualized Sleep Experiences®, It®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Responsive Air®, Sleep Is Training®, Sleep Number Inner Circle®, Sleep30®, Smart Bed For Smart Kids®, Smart Bed Technology®, Tech-e®, The Only Bed That Grows With Them®, The Only Bed That Knows You®, This Is Not A Bed®, Tonight Bedtime. Tomorrow The World®, We Make Beds Smart® and What’s Your Sleep Number?®. We have several trademarks that are the subject of pending applications, including Auto Snore™, Climate360™, HealthIQ™, HeartIQ™, RespiratoryIQ™, Retail Flow™, and WellnessIQ™. Each registered mark is renewable indefinitely as long as the mark remains in use and/or is not deemed to be invalid or canceled. We also have a number of common law trademarks, including ActiveComfort™, Comfortable. Adjustable. Affordable.™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, Partner Snore™, the SleepIQ LABS logo, The Bed Reborn™, The Bed That Moves You™, The Best Bed For Couples™ and our bed model names. Several of our trademarks have been registered, or are the subject of pending applications for registration, in various foreign countries. We also have other intellectual property rights related to our products, processes and technologies, including trade secrets, trade dress and copyrights. We protect and enforce our intellectual property rights, including through litigation as necessary.

Industry and Competition

Sleep disorders have been declared a public health epidemic by the U.S. Center for Disease Control. One in three adults suffer from a lack of adequate sleep. Sleep Number is focused on producing products to address this growing problem. The total U.S. sleep-health economy was estimated to be $30 billion to $40 billion in a 2017 report published by McKinsey & Company. This reflects the traditional view of the bedding industry which includes the sales of mattresses and foundations, as well as emerging solutions for insufficient sleep such as routine modification and therapeutic treatment. We believe the sleep economy will continue to evolve and grow as consumers look for products and reliable data sources to address sleep deprivation challenges.

The traditional view of the U.S. bedding industry, including mattresses and foundations (static and adjustable), is measured through data provided by the International Sleep Products Association (ISPA). According to ISPA, the industry has grown by approximately 4% annually over the last 20 years, including 5% annually, on average, over the past five years. According to ISPA and our estimates, industry wholesale shipments of mattresses and foundations (including imported products and adjustable bases) were approximately $10.7 billion in 2019 (approximately $21 billion at retail). Furniture/Today, a furniture industry trade publication, has ranked Sleep Number as the 5th largest mattress manufacturer and 2nd largest U.S. bedding retailer for 2018, with an estimated 8% market share of industry retail revenue.

The retail bedding industry is commoditized and highly competitive. Our Company-Controlled distribution channel is exclusive, and we compete against regional and local specialty bedding retailers, home furnishing stores, mass merchants, national discount stores and online marketers. Our consumer innovation strategy with exclusive direct-to-consumer distribution is highly differentiated, and results in a lifelong customer relationships.

Manufacturers in the bedding industry compete through retail partners on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among manufacturers, who produce innerspring, memory foam and hybrid beds, under nationally recognized brand names, including Tempur Sealy, Stearns & Foster, Serta and Simmons. In recent years, numerous (approximately 200) direct-to-consumer companies and low-cost importers have entered the market, offering “bed-in-a-box” products to consumers primarily through online distribution. Their products are generally foam-based and undifferentiated in terms of sleep benefits.

Governmental Regulation and Compliance

As a vertically integrated manufacturer and retailer, we are subject to extensive federal, state and local laws and regulations affecting all aspects of our business.

As a manufacturer, we are committed to product quality and safety, including adherence to all applicable laws and regulations affecting our products. Compliance with health, safety and environmental laws and regulations, including the federal fire retardant standards developed by the U.S. Consumer Product Safety Commission, which requires rigorous and costly testing, has increased the cost and complexity of manufacturing our products and may adversely impact the speed and cost of product development efforts. Further, our manufacturing and other business operations and facilities are subject to additional federal, state or local laws or regulations relating to supply chain transparency, conflict minerals sourcing and disclosure, end-of-life disposal and recycling requirements, and other laws or regulations relating to environmental protection and health and safety requirements.

As a retailer, we are subject to additional laws and regulations that apply to retailers generally and govern the marketing and sale of our products and the operation of both our retail stores and our e-commerce activities. Many of the statutory and regulatory requirements that impact our retail and e-commerce operations are consumer-focused and pertain to activities such as the advertising and selling of credit-based promotional offers, truth-in-advertising, privacy, “do not call/mail” requirements, warranty disclosure, delivery timing requirements, accessibility and similar requirements.

All of our operations are subject to federal, state and local labor laws including, but not limited to, those relating to occupational health and safety, employee privacy, wage and hour, overtime pay, harassment and discrimination, equal opportunity and employee leaves and benefits. We are also subject to existing and emerging federal and state laws relating to data security and privacy.

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

Working Capital

We are able to operate with minimal working capital requirements because we sell directly to customers, utilize a primarily hybrid “make-to-stock” production process and operate retail stores that serve mainly as showrooms. We have historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. In February 2019, we amended our revolving credit facility (Credit Agreement) with a syndicate of banks (Lenders). The Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $450 million. The Credit Agreement contains an accordion feature that allows us to increase the amount of the credit facility from $450 million up to $600 million in total availability, subject to Lenders’ approval. The Credit Agreement matures in February 2024.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by Synchrony Bank. Approximately 52% of our net sales in 2019 were financed by Synchrony Bank. Our current agreement with Synchrony Bank expires December 31, 2023, subject to earlier termination upon certain events. We pay Synchrony Bank a fee for extended credit promotional financing offers. Under the terms of our agreement, Synchrony Bank sets the minimum acceptable credit ratings, interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures. As the receivables are owned by Synchrony Bank, at no time are the receivables purchased or acquired from us. We are not liable to Synchrony Bank for our customers’ credit defaults. In connection with all purchases financed under these arrangements, Synchrony Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Customers that do not qualify for credit under our agreement with Synchrony Bank may apply for credit under a secondary program that we offer through another provider.

Team Members

At December 28, 2019, we employed 4,476 individuals, including 2,334 retail sales and support team members, 380 customer service team members, 1,241 manufacturing and logistics team members, and 521 management and administrative team members, of which 81 were employed on a part-time or temporary basis. Except for managerial team members and professional support staff, all of our team members are paid on an hourly basis (plus commissions for sales professionals). Additionally, we provide various broad-participation incentive compensation programs tied to various performance objectives. None of our team members are represented by a labor union or covered by a collective bargaining agreement. We regularly survey our team members with regard to engagement, and review engagement metrics and input with team members. We have a highly engaged team working in a values-driven culture, which we believe is important for an innovation company with an aspirational vision and life-changing mission.

Information about our Executive Officers

SHELLY R. IBACH, 60

President and Chief Executive Officer (Joined the Company in April 2007 and was promoted to President and CEO in June 2012)

Shelly R. Ibach, Sleep Number® setting 40, serves as the President and Chief Executive Officer (CEO) for Sleep Number (Nasdaq: SNBR). From June 2011 to June 2012, Ms. Ibach served as the Company’s Executive Vice President and Chief Operating Officer and from October 2008 to June 2011, she served as Executive Vice President, Sales & Merchandising. Ms. Ibach joined the Company in April 2007 as Senior Vice President of U.S. sales for Company-owned channels. Before joining the Company, Ms. Ibach was Senior Vice President and General Merchandise Manager for Macy’s home division. From 1982 to 2005, Ms. Ibach held various leadership and executive positions within Target Corporation.

DAVID R. CALLEN, 53

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

MELISSA BARRA, 48

Senior Vice President and Chief Sales, Services and Strategy Officer (Joined the Company in 2013 and was promoted to current role in June 2019)

Melissa Barra, Sleep Number® setting 30, serves as the Senior Vice President and Chief Sales, Services and Strategy Officer. Ms. Barra was Chief Strategy and Customer Relationship Officer from January 2015 to June 2019 and Vice President, Consumer Insights and Strategy from February 2013 to January 2015. Prior to joining Sleep Number in February 2013, Ms. Barra was Vice President, Process Reengineering Officer for Best Buy Co., Inc. from 2011 to 2012. In a dual role, she also served as Vice President, Finance, New Business Customer Solutions Group from 2010 to 2012. From 2005 to 2010, she held leadership positions in Strategic Alliances and Corporate Development for Best Buy. Prior to Best Buy, Ms. Barra held corporate finance and strategy leadership roles in companies in the U.S. and internationally, including Grupo Futuro S.A., Citibank and GE Capital.

ANDREA L. BLOOMQUIST, 50

Senior Vice President and Chief Product Officer (Joined the Company in 2008 and was promoted to current role in June 2012)

Annie L. Bloomquist, Sleep Number® setting 25, serves as the Senior Vice President and Chief Product Officer and leads product innovation, portfolio strategy and positioning, hardware and software research and development, sleep science research and strategic partnerships related to product innovation. Ms. Bloomquist was the Chief Product and Merchandising Officer from June 2011 to June 2012. Ms. Bloomquist joined Sleep Number in May 2008 as Vice President and General Merchandise Manager. Prior to joining Sleep Number, Ms. Bloomquist held leadership positions in product and merchandising at Macy’s and Marshall Field’s Department Stores for Target Corporation.

KEVIN K. BROWN, 51

Senior Vice President and Chief Marketing Officer (Joined the Company in 2014)

Kevin K. Brown, Sleep Number® setting 40, serves as Senior Vice President and Chief Marketing Officer and is responsible for building the Sleep Number brand through stories that set the Company apart, communicating Sleep Number’s innovation and driving brand advocacy across all customer touchpoints. Before joining Sleep Number in 2014, Mr. Brown served in executive leadership roles at Meijer, Inc., Sears Holdings Corporation, Jo-Ann Stores, Inc. and Accenture.

PATRICIA A. DIRKS, 63

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

SAMUEL R. HELLFELD, 41

Senior Vice President and Chief Legal and Risk Officer and Secretary (Joined the Company in 2013 and was promoted to current role in September 2018)

Samuel R. Hellfeld, Sleep Number® setting 65, serves as the Senior Vice President and Chief Legal and Risk Officer and Secretary. From October 2015 to September 2018, Mr. Hellfeld served as Vice President, Associate General Counsel. Mr. Hellfeld joined Sleep Number in March 2013 as Corporate Counsel. Prior to joining Sleep Number, Mr. Hellfeld was a Partner in the law firm of Fox Rothschild LLP (fka Oppenheimer Wolff & Donnelly LLP) practicing in the areas of intellectual property and litigation. Prior to 2010, Mr. Hellfeld was an Associate at several law firms and also served as Law Clerk in the United States Court of Appeals for the Ninth Circuit and the United States District Court, Southern District of California.

SURESH KRISHNA, 51

Senior Vice President and Chief Operations, Supply Chain and Lean Officer (Joined the Company in 2016)

Suresh Krishna, Sleep Number® setting 40, serves as the Senior Vice President and Chief Operations, Supply Chain and Lean Officer of Sleep Number. Prior to joining Sleep Number, Mr. Krishna served as Vice President of Global Operations and Integration beginning in 2010. In July 2014, he was promoted to Vice President and Business Unit Head of Europe Middle East & Africa (EMEA) for Polaris. From 2007 to 2010, he served as Vice President Global Operations, Supply Chain and IT at a division of UTC Fire & Security. Mr. Krishna also served in a variety of roles for Diageo, ABB and earlier in his career, he was an associate at Booz Allen & Hamilton.

J. HUNTER SAKLAD, 50

Senior Vice President and Chief Information Officer (Joined the Company in 2004 and was promoted to current role in December 2012)

Hunter Saklad, Sleep Number® setting 65, serves as the Senior Vice President and Chief Information Officer at Sleep Number. From June 2011 to December 2012, Mr. Saklad served as the Vice President, Consumer Insight and Strategy at Sleep Number. From March 2006 to June 2011 he was Vice President of Finance and held a variety of positions across Finance serving business partners in marketing, sales, supply chain, FP&A, investor relations and treasury. Mr. Saklad joined Sleep Number in October 2004 as Sr. Director of Finance. Prior to joining Sleep Number, Mr. Saklad held finance leadership roles at Ford Motor Company and Visteon.

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

Copies of any of the above-referenced information will also be made available, free of charge, upon written request to:

Sleep Number Corporation

Investor Relations Department

1001 Third Avenue South

Minneapolis, MN 55404

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the specific risks set forth below and other matters described in this Annual Report on Form 10-K before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, including risks and uncertainties that impact the business environment generally, those not presently known to us, or those that we currently see as immaterial, may also harm our business. If any of these risks occur, our business, results of operations, cash flows and financial condition could be materially and adversely affected.

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

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. We continue to evolve our marketing strategies, adjust our messages, the amount we spend on advertising and where we spend it. We may not always be successful in developing effective messages, as the consumer and competition change, or in achieving efficiency in our advertising expenditures.

We rely in part upon third parties, such as social media influencers and athletes, to market our brand, and we are unable to fully control their efforts. Influencers and athletes with whom we maintain a relationship could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect or prevent this activity may not be effective.

Consumers are increasingly using digital tools as a part of their shopping experience. As a result, our future growth and profitability will depend in part on (i) the effectiveness and efficiency of our online experience, including without limitation advertising and search optimization programs, in generating consumer awareness and sales of our products; (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use our trademarks to direct consumers to competitors’ websites through confusing or misleading advertisements; (iii) our ability to prevent Internet publication of false or misleading information regarding our products or our competitors’ products; (iv) reviews of our products; (v) the nature and tone of consumer sentiment, including those published online or elsewhere; and (vi) the stability of our website. In recent periods, competitor spending on Internet-based marketing programs has increased, including without limitation from a number of direct-to-consumer, Internet-based retailers, which has and may continue to increase the cost of basic search terms and the cost of our Internet-based marketing programs.

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

Our Company-Controlled distribution strategy results in relatively few points of distribution, including 611 retail stores in 50 U.S. states as of the end of 2019 and our website. Several of the mattress manufacturers and retailers with which we compete have significantly more points of distribution than we do, which makes us highly dependent on our ability to drive consumers to our points of distribution to gain market share.

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

Our products are highly differentiated from traditional innerspring mattresses and from viscoelastic and other foam mattresses, which have little or no technology and do not rely on electronics and air control systems. As a result, our beds may be susceptible to failures that do not exist with traditional or foam mattresses. Failure to achieve and maintain acceptable quality standards could impact consumer acceptance of our products or result in negative media and Internet reports or owner dissatisfaction that could negatively impact our brand image and sales levels.

In addition, a decline in product quality could result in an increase in return rates and a corresponding decrease in sales, or an increase in product warranty claims in excess of our warranty reserves. An unexpected increase in return rates or warranty claims could harm our sales, profitability, cash flows and financial condition.

As a consumer innovation company with differentiated products, we face an inherent risk of exposure to product liability claims or regulatory actions if the use of our products is alleged to have resulted in personal injury or property damage. If any of our products proves to be defective, we may be required to recall or redesign such products. We have at times experienced increased returns and adverse impacts on sales, as well as product liability litigation, as a result of media reports related to the alleged propensity of our products to develop mold. We may experience additional adverse impacts on sales and additional litigation if any similar media reports were to occur in the future. We maintain insurance against some forms of product liability claims, but such coverage may not be applicable to, or adequate for, liabilities actually incurred. A successful claim brought against us outside of, or in excess of, available insurance coverage, or any claim or product recall that results in significant adverse publicity about us, may have a material adverse effect on our sales, profitability, cash flows and financial condition.

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

Our intellectual property rights may not prevent others from using our technology or trademarks in connection with the sale of competitive products. We are from time to time subject to claims that our products, processes or trademarks infringe intellectual property rights of others.

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

We are from time to time subject to claims that our products, processes, advertising, or trademarks infringe the intellectual property rights of others. The defense of these claims, even if we are ultimately successful, may result in costly litigation, and if we are not successful in our defense, we could be subject to injunctions and liability for damages or royalty obligations, and our sales, profitability, cash flows and financial condition could be adversely affected.

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

A significant percentage of our products are assembled after we receive orders from customers utilizing manufacturing processes with minimal levels of raw materials, work-in-process and finished goods inventories. Lead times for ordered components may vary significantly, and some components used to manufacture our products are provided on a sole source basis. In addition, with the increasing prevalence of and consumer demand for electronic products, the global supply of electronic componentry is increasingly strained, which may lead to shortages in supply and increased prices. Any unexpected shortage of materials caused by any disruption or unavailability of supply or an unexpected increase in the demand for our products, could lead to delays in deliveries of our products to customers and increased costs. Any such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

We rely upon several key suppliers and third parties that are, in some instances, the only source of supply or services currently used by us for particular materials, components or services. A disruption in the supply or substantial increase in cost of any of these products or services could harm our sales, profitability, cash flows and financial condition.

We currently obtain all the materials and components used to produce our beds from outside sources including some that are located outside the United States. In several cases, including our air chambers, integrated non-adjustable foundations, adjustable foundations, various components for our Firmness Control™ systems, certain foam formulations, as well as our fabrics and zippers, we have chosen to obtain these materials and components from suppliers who serve as the only source of supply, or who supply the vast majority of our needs of the particular material or component. While we believe that these materials and components, or suitable replacements, could be obtained from other sources in the event of a disruption or loss of supply, we may not be able to find alternative sources of supply or alternative sources of supply on comparable terms. If our relationship with the primary supplier of our air chambers or the supplier of our adjustable foundations is terminated, we could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components.

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
•

Disruptions in supply or transportation due to acts of terrorism, outbreaks of pandemics or contagious diseases (such as the recent coronavirus), shipping delays, foreign or domestic strikes, customs inspections or other factors;

•	Foreign currency fluctuations; and
•	Economic uncertainties, including inflation.

We cannot predict whether the countries in which some of our components are manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. The United States government has commenced certain trade policies, including imposing tariffs on certain goods imported from China and other countries, and may take further actions with respect to these policies in the future. As we source some of our components from China, any tariffs or other trade restrictions impacting the import of those components from China may have a material adverse impact on us. These factors could increase our costs of doing business with foreign suppliers, lead to inadequate inventory levels or delays in shipping beds to our customers, which could harm our sales, customer satisfaction, profitability, cash flows and financial condition.

Disruption of operations in our main manufacturing facilities or assembly facilities could increase our costs of doing business or lead to delays in shipping our beds.

We have two main manufacturing plants, which are located in Irmo, South Carolina and Salt Lake City, Utah. We have several assembly distribution centers, which assemble the final mattress product before delivery to the customer, across the US. A significant percentage of our products are assembled to fulfill orders rather than stocking finished goods inventory in our plants or stores. Therefore, the disruption of operations of either of our two main manufacturing plants or our assembly distribution centers for a significant period of time may increase our costs of doing business and lead to delays in deliveries of our products to customers. Such delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

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

Compliance with the federal Consumer Product Safety Commission flammability standards and related regulations for mattresses and mattress and foundation sets has resulted in higher materials and manufacturing costs for our products, and has required modifications to our information systems and business operations, further increasing our costs and negatively impacting our capacity.

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

Information systems that contain confidential Company data, consumers’ private data, and team members’ private data may be subject to attacks by hackers or other cyber threats that could compromise the security of the data, which could substantially disrupt our business and could result in a breach of the data.

Our information systems and information systems of third-party vendors we use to assist in the storage and management of information contain personal information related to our customers and team members in the ordinary course of our business, such as credit card and demographic information of our customers, SleepIQ data, including biometric data, from our customer base and social security numbers and demographic information of our team members. These information systems also contain confidential Company data regarding our business and innovations. While we maintain and require our third-party vendors to maintain security measures to protect this information, a breach of these security measures, such as through third-party action, team member error, malfeasance or otherwise, could compromise the security of our data and customers’ and team members’ personal information. As the techniques used to breach such security measures change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any failure of our systems and processes or our third-party vendors’ systems and processes to adequately protect our data or customer or team member personal information from theft or loss could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.

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

The following table summarizes the geographic locations of our 611 retail stores as of December 28, 2019:

	Retail Stores		Retail Stores		Retail Stores
Alabama	11	Louisiana	8	Ohio	21
Alaska	1	Maine	2	Oklahoma	5
Arizona	10	Maryland	15	Oregon	7
Arkansas	5	Massachusetts	12	Pennsylvania	22
California	72	Michigan	19	Rhode Island	1
Colorado	14	Minnesota	16	South Carolina	10
Connecticut	6	Mississippi	6	South Dakota	2
Delaware	2	Missouri	12	Tennessee	15
Florida	43	Montana	4	Texas	54
Georgia	21	Nebraska	5	Utah	6
Hawaii	1	Nevada	5	Vermont	1
Idaho	3	New Hampshire	4	Virginia	18
Illinois	24	New Jersey	14	Washington	15
Indiana	11	New Mexico	3	West Virginia	4
Iowa	8	New York	20	Wisconsin	11
Kansas	8	North Carolina	21	Wyoming	2
Kentucky	8	North Dakota	3	Total	611

Manufacturing, Distribution and Headquarters

We lease our 238,000 square-foot corporate headquarters in Minneapolis, Minnesota. The lease term commenced in November 2017 and runs through October 2032. The lease includes three five-year renewal options.

We lease two manufacturing, assembly and distribution centers in Irmo, South Carolina and Salt Lake City, Utah of approximately 151,000 square feet and approximately 101,000 square feet, respectively. The Irmo facility lease runs through June 2026, with two five-year renewal options. The Salt Lake City facility lease runs through July 2025, with one five-year renewal option. We also lease one storage facility in Salt Lake City of approximately 57,000 square feet through April 2023, and a second storage facility in Salt Lake City of approximately 64,000 square feet through April 2020.

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

On September 18, 2018, two former Home Delivery team members filed suit, now venued in Superior Court in Fresno County, California, alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The Complaint sought damages in the form of civil penalties and plaintiffs’ attorneys’ fees. The parties have executed a settlement agreement pending Court approval, which includes the settlement and release of certain additional related claims that are contained in a consolidated complaint currently pending in San Diego County Superior Court. We intend to continue vigorously defending this matter in the event the Court does not approve the settlement.

On March 27, 2018, Level Sleep, LLC filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the “Patents”), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360 beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. On January 14, 2020, the Court granted summary judgment in favor of Sleep Number, finding that Sleep Number’s products do not infringe the Patents. Level Sleep has indicated that it intends to appeal the Court’s summary judgment order. We intend to continue vigorously defending this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Stock Market LLC (Nasdaq Global Select Market) under the symbol “SNBR.” As of January 25, 2020, there were approximately 207 holders of record of our common stock.

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

Information concerning share repurchases completed during the fourth quarter of fiscal 2019 is set forth below:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
September 29, 2019 through October 26, 2019	341,944	$43.10	341,673	$485,274,000
October 27, 2019 through November 23, 2019	98,319	$48.67	97,600	480,524,000
November 24, 2019 through December 28, 2019	114,491	$48.68	113,494	475,000,000
Total	554,754	$45.24	552,767	$475,000,000

(1)

Under our Board-approved $500 million share repurchase program (effective September 29, 2019), we repurchased 552,767 shares of our common stock at a cost of $25 million (based on trade dates) during the three months ended December 28, 2019.

(2)	In connection with the vesting of employee restricted stock grants, we also repurchased 1,987 shares of our common stock at a cost of $96 thousand during the three months ended December 28, 2019.

(3)

There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (S&P) 400 Specialty Stores Index and The Nasdaq Stock Market (U.S.) Index assuming a $100 investment made on January 3, 2015. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG SLEEP NUMBER CORPORATION, S&P 400 SPECIALTY STORES INDEX,

AND THE NASDAQ STOCK MARKET (U.S.) INDEX

	01/03/15	01/02/16	12/31/16	12/30/17	12/29/18	12/28/19
Sleep Number Corporation	$100	$80	$84	$140	$120	$185
S&P 400 Specialty Stores Index	100	73	87	67	62	70
The Nasdaq Stock Market (U.S.) Index	100	107	116	151	146	200

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

	Year
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Net sales	$1,698,352	$1,531,575	$1,444,497	$1,311,291	$1,213,699
Gross profit	1,051,923	927,961	897,347	810,160	740,751
Operating expenses:
Sales and marketing	766,922	687,380	650,357	595,845	550,475
General and administrative	137,956	119,378	127,269	109,674	99,209
Research and development	34,950	28,775	27,806	27,991	15,971
Operating income	112,095	92,428	91,915	76,650	75,096
Net income	$81,845	$69,539	$65,077	$51,417	$50,519
Net income per share:
Basic	$2.78	$1.97	$1.58	$1.11	$0.99
Diluted	$2.70	$1.92	$1.55	$1.10	$0.97
Shares used in calculation of net income per share:
Basic	29,472	35,256	41,212	46,154	51,252
Diluted	30,355	36,165	42,085	46,902	52,101
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable debt securities	$1,593	$1,612	$3,651	$11,609	$36,114
Total assets(1)	806,043	470,138	471,834	457,166	500,897
Borrowings under revolving credit facility	231,000	199,600	24,500	—	—
Total shareholders’ (deficit) equity	(159,431)	(109,550)	89,156	160,320	222,339
Selected Operating Data:
Stores open at period-end	611	579	556	540	488
Stores opened during period	59	53	36	72	38
Stores closed during period	27	30	20	20	13
Average sales per store (000’s)(2)	$2,877	$2,707	$2,618	$2,555	$2,536
Percentage of stores with > $2 million in net sales(3)	70%	65%	61%	61%	62%
Percentage of stores with > $3 million in net sales(3)	30%	25%	22%	21%	19%
Average revenue per mattress unit - Company-Controlled channel(4)	$4,865	$4,482	$4,283	$4,046	$4,028
Company-Controlled comparable-sales increase(5)	6%	3%	4%	1%	3%
Total retail square footage (at period-end) (000's)	1,749	1,598	1,489	1,399	1,214
Average square footage per store open during period(3)	2,802	2,725	2,647	2,538	2,445
Average sales per square foot(2)	$1,034	$998	$995	$1,013	$1,045
Average store age (in months at period-end)	94	95	97	93	99
Earnings before interest, depreciation and amortization (Adjusted EBITDA)(6)	$190,351	$165,588	$169,097	$145,689	$133,057
Free cash flows(6)	$129,921	$86,025	$112,778	$93,793	$22,356
Return on invested capital (ROIC)(6)	17.8%	16.0%	14.3%	12.2%	11.2%

________________________

(1)

On December 30, 2018, we adopted ASC Topic 842, Leases, on a modified-retrospective basis. Comparative information has not been restated and continues to be reported under the standards in effect for those periods. See Note 1, Business and Summary of Significant Accounting Policies, New Accounting Pronouncements, Recently Adopted Accounting Guidance and Note 7, Leases, for further information.

(2)	Trailing-twelve months Company-Controlled comparable sales per store open at least one year.
(3)	For stores open during the entire period indicated (excludes online and phone sales).
(4)	Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.
(5)

Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. The number of comparable stores used to calculate such data was 539, 524, 512, 459 and 442 for 2019, 2018, 2017, 2016 and 2015, respectively.

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

	Year
	2019	2018	2017	2016	2015
Net income	$81,845	$69,539	$65,077	$51,417	$50,519
Income tax expense	18,663	16,982	25,961	24,516	24,911
Interest expense	11,591	5,911	975	811	160
Depreciation and amortization	61,410	61,648	61,077	56,910	46,916
Stock-based compensation	16,657	11,412	15,763	11,961	10,290
Asset impairments	185	96	244	74	261
Adjusted EBITDA	$190,351	$165,588	$169,097	$145,689	$133,057

Free Cash Flow

(in thousands)

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

	Year
	2019	2018	2017	2016	2015
Net cash provided by operating activities	$189,160	$131,540	$172,607	$151,645	$107,942
Less: Purchases of property and equipment	(59,239)	(45,515)	(59,829)	(57,852)	(85,586)
Free cash flow	$129,921	$86,025	$112,778	$93,793	$22,356

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

	Year
	2019	2018	2017	2016	2015
Net operating profit after taxes (NOPAT)
Operating income	$112,095	$92,428	$91,915	$76,650	$75,096
Add: Rent expense(1)	87,835	79,390	74,019	67,416	62,369
Add: Interest income	3	4	97	94	494
Less: Depreciation on capitalized operating leases(2)	(22,358)	(20,392)	(18,865)	(17,185)	(16,203)
Less: Income taxes(3)	(42,592)	(36,444)	(48,970)	(41,933)	(40,384)
NOPAT	$134,983	$114,986	$98,196	$85,042	$81,372

Average invested capital
Total (deficit) equity	$(159,431)	$(109,550)	$89,156	$160,320	$222,339
Add: Long-term debt(4)	231,756	200,458	—	—	—
Add: Capitalized operating lease obligations(5)	702,680	635,120	592,152	539,328	498,952
Total invested capital at end of period	$775,005	$726,028	$681,308	$699,648	$721,291

Average invested capital(6)	$757,361	$719,055	$686,436	$699,576	$726,756

Return on invested capital (ROIC)(7)	17.8%	16.0%	14.3%	12.2%	11.2%

________________________

(1)  Rent expense is added back to operating income to show the impact of owning versus leasing the related assets.

(2)

Depreciation is based on the average of the last five fiscal quarters' ending capitalized operating lease obligations (see note 5) for the respective reporting periods with an assumed thirty-year useful life. This life assumption is based on our long-term participation in given markets though specific retail location lease commitments are generally five to 10 years at inception. This is subtracted from operating income to illustrate the impact of owning versus leasing the related assets.

(3)	Reflects annual effective income tax rates, before discrete adjustments, of 24.0%, 24.1%, 33.3%, 33.0% and 33.2% for 2019, 2018, 2017, 2016 and 2015, respectively.
(4)	Long-term debt includes existing finance lease liabilities.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others:

•	Current and future general and industry economic trends and consumer confidence;
•	The effectiveness of our marketing messages;
•	The efficiency of our advertising and promotional efforts;
•	Our ability to execute our Company-Controlled distribution strategy;
•	Our ability to achieve and maintain acceptable levels of product and service quality, and acceptable product return and warranty claims rates;
•	Our ability to continue to improve and expand our product line, and consumer acceptance of our products, product quality, innovation and brand image;
•	Industry competition, the emergence of additional competitive products and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;
•	Claims that our products, processes, advertising, or trademarks infringe the intellectual property rights of others;
•	Availability of attractive and cost-effective consumer credit options;
•	Our manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
•

Our dependence on significant suppliers and third parties and our ability to maintain relationships with key suppliers or third-parties, including several sole-source suppliers or providers of services;

•	Rising commodity costs and other inflationary pressures;
•	Risks inherent in global sourcing activities, including tariffs, outbreaks of pandemics or contagious diseases, strikes and the potential for shortages in supply;
•	Risks of disruption in the operation of any of our main manufacturing facilities or assembly facilities;
•	Increasing government regulation;
•	Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;
•	The adequacy of our and third-party information systems to meet the evolving needs of our business and existing and evolving risks and regulatory standards applicable to data privacy and security;
•	The costs and potential disruptions to our business related to upgrading our information systems;
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

Overview

Business Overview

As a purpose driven company in health and wellness, Sleep Number is the leader in sleep innovation. Our vertically integrated business model and role as the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number® beds allows us to offer consumers high-quality, individualized sleep solutions and services.

We are committed to delivering superior shareholder value by: (1) increasing consumer demand; (2) leveraging our business model; and (3) deploying capital efficiently.

Results of Operations

Fiscal 2019 Summary

Financial highlights for fiscal 2019 were as follows:

•

Net sales for 2019 increased 11% to $1.7 billion, compared with $1.5 billion in 2018. Company-Controlled comparable sales increased 6% and sales from 32 net new stores opened in the past 12 months added 5 percentage points (ppt.) of growth in 2019. For additional details, see the components of total net sales growth on page 27.

•

Sales per store in 2019 (Company-Controlled channel sales for stores open at least one year, including online and phone sales) on a trailing twelve-month basis totaled $2.9 million, 6% higher than 2018.

•

2019 operating income of $112 million increased by $20 million, or 21%, compared with $92 million in the prior year. Our 2019 operating income rate increased to 6.6% of net sales, compared with 6.0% of net sales in 2018. 2019 operating income and operating income rate were positively impacted by the 11% increase in net sales and 1.3 ppt. improvement in the gross profit rate. The 1.3 ppt. gross profit rate improvement was primarily due to three factors: (i) current-period manufacturing and supply chain efficiency gains, and benefit-driven product price increases; (ii) the elimination of prior year’s product transition costs; and (iii) a favorable sales mix of high-margin products.

•

We continued to prioritize investments in near- and long-term growth drivers in 2019, including a 12% increase in our sales and marketing expenses and a 21% increase in our innovation driving R&D expenses.

•

Net income in 2019 increased 18% to $82 million, compared with net income of $70 million in 2018. Net income per diluted share increased 41% to $2.70 compared with $1.92 per diluted share in 2018. Net income per diluted share in 2019 benefited from a reduction in diluted average shares outstanding (share repurchases) and a slightly lower effective income tax rate.

•	We achieved a return on invested capital (ROIC) of 17.8% in 2019, compared with our 7.4% weighted average cost of capital.
•

Cash provided by operating activities in 2019 increased by 44% to $189 million, compared with $132 million for the prior year. Purchases of property and equipment for 2019 increased to $59 million, compared with $46 million in 2018. The year-over-year increase was mainly due to higher property and equipment purchases for new and remodeled stores.

•

We ended 2019 with $231 million of borrowings under our revolving credit facility (as planned), compared with $200 million at the end of 2018. We utilize our credit facility for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock.

•

In 2019, we invested $146 million to repurchase 3.6 million shares of our common stock ($40.97 per share, based on trade dates) under our Board-approved share repurchase program. As of December 28, 2019, the remaining authorization under our Board-approved share repurchase program was $475 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2019		2018		2017
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,698.4	100.0%	$1,531.6	100.0%	$1,444.5	100.0%
Cost of sales	646.4	38.1	603.6	39.4	547.2	37.9
Gross profit	1,051.9	61.9	928.0	60.6	897.3	62.1

Operating expenses:
Sales and marketing	766.9	45.2	687.4	44.9	650.4	45.0
General and administrative	138.0	8.1	119.4	7.8	127.3	8.8
Research and development	35.0	2.1	28.8	1.9	27.8	1.9
Total operating expenses	939.8	55.3	835.5	54.6	805.4	55.8
Operating income	112.1	6.6	92.4	6.0	91.9	6.4
Interest expense, net	11.6	0.7	5.9	0.4	0.9	0.1
Income before income taxes	100.5	5.9	86.5	5.6	91.0	6.3
Income tax expense	18.7	1.1	17.0	1.1	26.0	1.8
Net income	$81.8	4.8%	$69.5	4.5%	$65.1	4.5%

Net income per share:
Basic	$2.78		$1.97		$1.58
Diluted	$2.70		$1.92		$1.55

Weighted-average number of common shares:
Basic	29.5		35.3		41.2
Diluted	30.4		36.2		42.1

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	2019	2018	2017
Company-Controlled channel	99.4%	99.1%	98.7%
Wholesale/Other channel	0.6%	0.9%	1.3%
Total	100.0%	100.0%	100.0%

The components of total net sales growth, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2019	2018	2017
Retail comparable-store sales(1)	6%	3%	3%
Online and phone	12%	15%	16%
Company-Controlled comparable sales change(1)	6%	3%	4%
Net opened/closed stores	5%	3%	7%
Total Company-Controlled channel	11%	6%	11%
Wholesale/Other channel	(24%)	(26%)	(38%)
Total net sales change	11%	6%	10%

(1)

Stores are included in the comparable-store calculation in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	2019	2018	2017
Average sales per store(1) ($ in thousands)	$2,877	$2,707	$2,618
Average sales per square foot(1)	$1,034	$998	$995
Stores > $2 million in net sales(2)	70%	65%	61%
Stores > $3 million in net sales(2)	30%	25%	22%
Average revenue per mattress unit – Company-Controlled channel(3)	$4,865	$4,482	$4,283

(1)	Trailing-twelve months Company-Controlled comparable sales per store open at least one year.
(2)	Trailing-twelve months for stores open at least one year (excludes online and phone sales).
(3)	Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.

The number of retail stores operating during the last three years was as follows:

	2019	2018	2017
Beginning of period	579	556	540
Opened	59	53	36
Closed	(27)	(30)	(20)
End of period	611	579	556

Comparison of 2019 and 2018

Net sales

Net sales in 2019 increased 11% to $1.7 billion, compared with $1.5 billion in 2018. The sales increase was driven by a 6% comparable sales increase in our Company-Controlled channel and 5 percentage points (ppt.) of growth from sales generated by 32 net new retail stores opened in the past 12 months. For additional details, see the components of total net sales growth on page 27.

The $167 million net sales increase compared with the same period one year ago was primarily comprised of: (i) a $89 million increase from Company-Controlled comparable sales; and (ii) an $81 million increase resulting from net store openings; partially offset by (iii) a $3 million decrease in Wholesale/Other channel sales. Company-Controlled mattress units increased 2% compared to the prior-year period. Average revenue per mattress unit in our Company-Controlled channel increased by 9%.

Gross profit

Gross profit for 2019 of $1.1 billion increased by $124 million, or 13%, compared with $928 million in 2018. The 2019 gross profit rate increased to 61.9% of net sales, compared with 60.6% for the prior-year period. The 1.3 ppt. increase in the gross profit rate was primarily due to three factors: (i) current-period manufacturing and supply chain efficiency gains, and benefit-driven product price increases (0.7 ppt.); (ii) the elimination of prior year’s product transition costs (0.6 ppt.); and (iii) a favorable sales mix of high-margin products (0.3 ppt.). These three positive factors were partially offset by: (i) increased tariff costs (0.2 ppt.); and (ii) customer delivery cost inflation (0.2 ppt.). In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including warranty expenses, return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses totaled $767 million in 2019, compared with $687 million last year. The sales and marketing expense rate increased to 45.2% of net sales compared with 44.9% for the same period one year ago due to: (i) a 15% increase in media expenses that drove additional customer traffic to our sales channels, including stores, online and phone; partially offset by (ii) the expense leverage from the 11% increase in net sales.

General and administrative expenses

General and administrative (G&A) expenses increased $19 million to $138 million in 2019, compared with $119 million in the prior year and increased to 8.1% of net sales, compared with 7.8% of net sales one year ago. The $19 million increase in G&A expenses consisted of the following major components: (i) a $14 million increase in employee compensation primarily resulting from a year-over-year increase in Company-wide performance-based incentive compensation; (ii) a $3 million increase in professional fees; and (iii) a $2 million increase in miscellaneous other expenses. The G&A expense rate increased by 0.3 ppt. in 2019 compared with the same period one year ago due to the increase in expenses discussed above, partially offset by the leveraging impact of the 11% net sales increase.

Research and development expenses

Research and development (R&D) expenses increased by 21% to $35 million in 2019, compared with $29 million in 2018. The R&D expense rate for 2019 increased to 2.1% of net sales, compared with 1.9% of net sales for the prior year. The spending level increase supports our consumer innovation strategy.

Interest expense, net

Interest expense, net increased to $12 million for the year ended December 28, 2019 compared with $6 million for the same period one year ago. The $5.7 million change was driven by increased interest expense resulting from a higher average debt balance in 2019 on our revolving line of credit (as planned) and an increase in the weighted-average interest rate on borrowings outstanding during 2019 compared with 2018.

Income tax expense

Income tax expense was $19 million for the year ended December 28, 2019, compared with $17 million for the same period one year ago. Both periods benefited from discrete tax items. The effective income tax rate for the year ended December 28, 2019 was 18.6% reflecting stock-based compensation excess tax benefits, additional tax credits and the favorable resolution of a tax matter. The effective tax rate for the year ended December 29, 2018 was 19.6% reflecting the changes associated with the Tax Cuts and Jobs Act, including a $2.9 million increase in the 2017 provisional tax benefit in the second-quarter 2018 and stock-based compensation excess tax benefits.

See Note 12, Income Taxes, for further information.

Comparison of 2018 and 2017

For a discussion of our 2018 versus 2017 results, see our 2018 Form 10-K.

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

Cash and cash equivalents totaled $2 million at both December 28, 2019 and December 29, 2018. Significant changes in cash and cash equivalents during 2019 included $189 million of cash provided by operating activities and a $26 million increase in short-term borrowings, which were offset by $59 million of cash used to purchase property and equipment and $165 million of cash used to repurchase our common stock (based on settlement dates, we repurchased $156 million based on trade dates).

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	2019	2018
Total cash provided by (used in):
Operating activities	$189.2	$131.5
Investing activities	(56.6)	(45.2)
Financing activities	(132.6)	(88.3)
Net change in cash and cash equivalents	$(0.0)	$(2.0)

Cash provided by operating activities for the fiscal year ended December 28, 2019 was $189 million compared with $132 million for the fiscal year ended December 29, 2018. Significant components of the $58 million year-over-year increase in cash from operating activities included: (i) a $12 million increase in net income in 2019 compared with 2018; (ii) a $21 million fluctuation in accounts payable with both years impacted by business changes and timing of payments, including timing of share repurchase payments; (iii) a $20 million fluctuation in the amount of compensation and benefits accrued and timing of the related payments resulting from year-over-year changes in Company-wide performance-based incentive compensation; and (iv) a $20 million fluctuation in prepaid expenses and other assets with both years impacted by timing of rent payments, timing of vendor rebate receipts and changes in business activities.

Net cash used in investing activities was $57 million for the fiscal year ended December 28, 2019, compared with $45 million in 2018. Investing activities in 2019 included $59 million of property and equipment purchases, compared with $46 million last year. The year-over-year increase was mainly due to higher property and equipment purchases for new and remodeled stores.

Net cash used in financing activities was $133 million for the fiscal year ended December 28, 2019, compared with net cash used in financing activities of $88 million in 2018. During the fiscal year ended December 28, 2019, we repurchased $165 million of our common stock (based on settlement dates, $155 million under our Board-approved share repurchase program and $10 million in connection with the vesting of employee restricted stock grants), compared with $272 million in 2018. Short-term borrowings increased by $26 million during 2019 due to a $31 million increase in borrowings under our revolving credit facility to $231 million, partially offset by a decrease in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings increased by $182 million during 2018 due to a $175 million increase in borrowings under our revolving credit facility to $200 million and an increase in book overdrafts. Financing activities for both years reflect the cash proceeds from the exercise of employee stock options.

Under our Board-approved share repurchase program, we repurchased 3.6 million shares at a cost of $146 million (based on trade dates, $40.97 per share) during the fiscal year ended December 28, 2019. During 2018, we repurchased 8.3 million shares at a cost of $279 million ($33.60 per share). As of December 28, 2019, the remaining authorization under our Board-approved share repurchase program was $475 million. There is no expiration date governing the period over which we can repurchase shares.

Our Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $450 million. The Credit Agreement contains an accordion feature that allows us to increase the amount of the credit facility from $450 million up to $600 million in total availability, subject to Lenders' approval. The Credit Agreement matures in February 2024.

The Credit Agreement provides the Lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the Credit Agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. As of December 28, 2019, we had $231 million in outstanding borrowings and $3.5 million in outstanding letters of credit. As of December 28, 2019, the weighted-average interest rate on borrowings outstanding under the credit facility was 3.5% and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio consistent with our Credit Agreement. As of December 28, 2019, we were in compliance with all financial covenants.

Under the terms of the Synchrony Agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. As the accounts are owned by Synchrony Bank, at no time are the accounts purchased or acquired from us. We are not liable to Synchrony Bank for our customers’ credit defaults.

Off-Balance-Sheet Arrangements and Contractual Obligations

As of December 28, 2019, we were not involved in any unconsolidated special purpose entity transactions. Other than our $3.5 million in outstanding letters of credit, we do not have any off-balance-sheet financing.

Contractual Obligations

The following table presents information regarding our contractual obligations as of December 28, 2019 (in thousands):

	Payments Due by Period(1)
	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating leases(2)	$452,262	$83,232	$144,152	$104,151	$120,727
Finance leases	883	139	278	209	257
Purchase commitments	21,951	21,951	—	—	—
Total	$475,096	$105,322	$144,430	$104,360	$120,984

(1)

Our unrecognized tax benefits, including interest and penalties, of $4 million have not been included in the Contractual Obligations table as we are not able to determine a reasonable estimate of timing of the cash settlement with the respective taxing authorities.

(2)

These amounts exclude the payments related to 31 lease commitments for future retail store locations. These lease commitments provide for minimum rentals over the next three to 10 years, which if consummated based on current cost estimates, would approximate $43 million over the initial lease term.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, sales, expenses and the related disclosures. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, which are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes the accounting policies discussed below are the most critical because they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and estimates, and related disclosures with the Audit Committee of our Board.

Our critical accounting policies and estimates relate to stock-based compensation, warranty liabilities and revenue recognition.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Stock-Based Compensation

We have stock-based compensation plans, which include non-qualified stock options and stock awards.

See Note 1, Business and Summary of Significant Accounting Policies, and Note 8, Shareholders’ Deficit, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

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

A 10% change in our stock-based compensation expense for the year ended December 28, 2019, would have affected net income by approximately $1.3 million in 2019.

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

A 10% change in our warranty liability at December 28, 2019, would have affected net income by approximately $0.9 million in 2019.

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

A 10% change in our sales returns allowance at December 28, 2019 would have affected net income by approximately $1.5 million in 2019.

Recent Accounting Pronouncements

See “Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Business and Summary of Significant Accounting Policies - New Accounting Pronouncements” for recent accounting pronouncements that may affect our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $1.8 million based on the $231 million of borrowings under our revolving credit facility at December 28, 2019. We do not manage our interest-rate volatility risk through the use of derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sleep Number Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sleep Number Corporation and subsidiaries (the “Company”) as of December 28, 2019, and December 29, 2018, and the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 28, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019, and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in the year ended December 28, 2019 due to the adoption of ASU No. 2016-02 Leases (Topic 842) using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Warranty Liability - Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company provides a limited warranty on most products sold. The estimated warranty liabilities, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred and the assumptions are adjusted for any current trends as appropriate. As of December 28, 2019, the Company has warranty liability of $11.3 million.

We identified the warranty liability as a critical audit matter because of the significant judgments made by management to estimate warranty claim rates. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of future warranty claims based on historical claims paid, specifically due to a relatively short history of warranty claims paid for the Sleep Number 360 smart bed line from which to develop warranty liability estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our procedures related to the warranty liabilities included the following, among others:

•	We tested the effectiveness of controls related to warranty liabilities, including those over historical warranty claim data and estimated future warranty claim rates.
•

We evaluated the reasonableness of management’s warranty liabilities by comparing the historical warranty claim trends to the current warranty claim rates of the Sleep Number 360 smart bed line and other products.

•

We evaluated the completeness of the warranty liabilities through inquiries of operational and executive management regarding knowledge of known product warranty claims or product issues and evaluated whether they were appropriately considered in the determination of the warranty liabilities.

•	We evaluated the methods and assumptions used by management to estimate the warranty liabilities by:
–	Testing the underlying data that served as the basis for the analysis, to test that the inputs to the estimate were reasonable and to test the mathematical accuracy of the calculation.
–	Comparing management’s prior-year assumption of expected claim rates to actuals incurred during the year to evaluate management’s ability to estimate the warranty liabilities.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 25, 2020

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sleep Number Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sleep Number Corporation and subsidiaries as of December 28, 2019, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2019, of the Company and our report dated February 25, 2020 expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 25, 2020

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 28, 2019 and December 29, 2018

(in thousands, except per share amounts)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,593	$1,612
Accounts receivable, net of allowance for doubtful accounts of $898 and $699, respectively	19,978	24,795
Inventories	87,065	84,882
Prepaid expenses	15,335	8,009
Other current assets	36,397	31,559
Total current assets	160,368	150,857

Non-current assets:
Property and equipment, net	197,421	205,631
Operating lease right-of-use assets	327,017	—
Goodwill and intangible assets, net	73,226	75,407
Other non-current assets	48,011	38,243
Total assets	$806,043	$470,138

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$231,000	$199,600
Accounts payable	134,594	144,781
Customer prepayments	34,248	27,066
Accrued sales returns	19,809	19,907
Compensation and benefits	40,321	27,700
Taxes and withholding	22,171	18,380
Operating lease liabilities	59,561	—
Other current liabilities	53,070	51,234
Total current liabilities	594,774	488,668

Non-current liabilities:
Deferred income taxes	3,808	4,822
Operating lease liabilities	298,090	—
Other non-current liabilities	68,802	86,198
Total liabilities	965,474	579,688

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 27,961 and 30,868 shares issued and outstanding, respectively	280	309
Additional paid-in capital	—	—
Accumulated deficit	(159,711)	(109,859)
Total shareholders’ deficit	(159,431)	(109,550)
Total liabilities and shareholders’ deficit	$806,043	$470,138

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 28, 2019, December 29, 2018 and December 30, 2017

(in thousands, except per share amounts)

	2019	2018	2017
Net sales	$1,698,352	$1,531,575	$1,444,497
Cost of sales	646,429	603,614	547,150
Gross profit	1,051,923	927,961	897,347

Operating expenses:
Sales and marketing	766,922	687,380	650,357
General and administrative	137,956	119,378	127,269
Research and development	34,950	28,775	27,806
Total operating expenses	939,828	835,533	805,432
Operating income	112,095	92,428	91,915
Interest expense, net	11,587	5,907	877
Income before income taxes	100,508	86,521	91,038
Income tax expense	18,663	16,982	25,961
Net income	$81,845	$69,539	$65,077

Basic net income per share:
Net income per share – basic	$2.78	$1.97	$1.58
Weighted-average shares – basic	29,472	35,256	41,212

Diluted net income per share:
Net income per share – diluted	$2.70	$1.92	$1.55
Weighted-average shares – diluted	30,355	36,165	42,085

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ (Deficit) Equity

Years ended December 28, 2019, December 29, 2018 and December 30, 2017

(in thousands)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2016	43,569	$436	$—	$159,884	$160,320
Net income	—	—	—	65,077	65,077
Exercise of common stock options	222	2	3,239	—	3,241
Stock-based compensation	594	6	15,757	—	15,763
Repurchases of common stock	(5,572)	(56)	(18,996)	(136,193)	(155,245)
Balance at December 30, 2017	38,813	$388	$—	$88,768	$89,156
Net income	—	—	—	69,539	69,539
Exercise of common stock options	186	2	2,786	—	2,788
Stock-based compensation	271	3	11,409	—	11,412
Repurchases of common stock	(8,402)	(84)	(14,195)	(268,166)	(282,445)
Balance at December 29, 2018	30,868	$309	$—	$(109,859)	$(109,550)
Net income	—	—	—	81,845	81,845
Exercise of common stock options	381	4	7,186	—	7,190
Stock-based compensation	480	5	16,652	—	16,657
Repurchases of common stock	(3,768)	(38)	(23,838)	(131,697)	(155,573)
Balance at December 28, 2019	27,961	$280	$—	$(159,711)	$(159,431)

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 28, 2019, December 29, 2018 and December 30, 2017

(in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$81,845	$69,539	$65,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,866	61,966	61,291
Stock-based compensation	16,657	11,412	15,763
Net (gain) loss on disposals and impairments of assets	(430)	(51)	249
Deferred income taxes	(1,014)	7,447	2,042
Changes in operating assets and liabilities:
Accounts receivable	4,817	(5,483)	393
Inventories	(2,183)	(584)	(9,272)
Income taxes	3,066	(6,561)	1,697
Prepaid expenses and other assets	(13,959)	5,551	(12,405)
Accounts payable	10,661	(9,894)	21,779
Customer prepayments	7,182	(701)	1,560
Accrued compensation and benefits	12,920	(6,872)	15,398
Other taxes and withholding	725	707	(893)
Other accruals and liabilities	7,007	5,064	9,928
Net cash provided by operating activities	189,160	131,540	172,607

Cash flows from investing activities:
Purchases of property and equipment	(59,239)	(45,515)	(59,829)
Proceeds from sales of property and equipment	2,615	272	36
Net cash used in investing activities	(56,624)	(45,243)	(59,793)

Cash flows from financing activities:
Repurchases of common stock	(165,079)	(272,446)	(155,245)
Net increase in short-term borrowings	26,357	182,336	28,094
Proceeds from issuance of common stock	7,190	2,788	3,241
Debt issuance costs	(1,023)	(1,014)	(12)
Net cash used in financing activities	(132,555)	(88,336)	(123,922)

Net decrease in cash, cash equivalents and restricted cash	(19)	(2,039)	(11,108)
Cash and cash equivalents, at beginning of period	1,612	3,651	14,759
Cash and cash equivalents, at end of period	$1,593	$1,612	$3,651

Non-cash financing transactions:
Change in unsettled repurchases of common stock	$(9,506)	$9,999	$—
Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$17,182	$15,031	$22,807
Interest paid	$10,656	$5,086	$753
Finance lease obligations incurred	$—	$943	$—
Purchases of property and equipment included in accounts payable	$5,725	$12,123	$3,964

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

Sleep Number Corporation and our 100%-owned subsidiaries (Sleep Number or the Company) have a vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number® beds which allows us to offer consumers high-quality, individualized sleep solutions and services. Sleep Number also offers FlextFit™ adjustable bases, and Sleep Number® pillows, sheets and other bedding products.

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

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends were as follows: fiscal 2019 ended December 28, 2019; fiscal 2018 ended December 29, 2018; and fiscal 2017 ended December 30, 2017. Fiscal years 2019, 2018 and 2017 each had 52 weeks.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods. Our critical accounting policies consist of stock-based compensation, warranty liabilities and revenue recognition.

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in our consolidated balance sheets and in net increase in short-term borrowings in the financing activities section of our consolidated statements of cash flows. Book overdrafts totaled $33 million and $38 million at December 28, 2019 and December 29, 2018, respectively.

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

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

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

Goodwill and Indefinite-lived Intangible Assets - goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually or when there are indicators of impairment using a fair value approach. The Financial Accounting Standards Board's (FASB) guidance allows us to perform either a quantitative assessment or a qualitative assessment before calculating the fair value of a reporting unit. We have elected to perform the quantitative assessment. The quantitative goodwill impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. Based on our 2019 assessments, we determined there was no impairment.

SLEEP NUMBER CORPORATION

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

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2019	2018	2017
Balance at beginning of period	$10,389	$9,320	$8,633
Additions charged to costs and expenses for current-year sales	10,949	12,385	12,214
Deductions from reserves	(11,007)	(11,743)	(10,752)
Change in liabilities for pre-existing warranties during the current year, including expirations	1,014	427	(775)
Balance at end of period	$11,345	$10,389	$9,320

Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used:

•	Level 1 – observable inputs such as quoted prices in active markets;
•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Shareholders’ Deficit

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

Share Repurchases

At December 28, 2019, we had a $475 million remaining authorization under our $500 million board approved share repurchase program. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to accumulated deficit.

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

We accept sales returns of most products during a 100-night trial period. Accrued sales returns represent a refund liability for the amount of consideration that we do not expect to be entitled to because it will be refunded to customers. The refund liability estimate is based on historical return rates and is adjusted for any current trends as appropriate. Each reporting period we remeasure the liability to reflect changes in the estimate, with a corresponding adjustment to net sales.

Our beds sold with SleepIQ® technology contain multiple performance obligations including the bed, and SleepIQ hardware and software. We analyze our multiple performance obligation(s) to determine whether they are distinct and can be separated or whether they must be accounted for as a single performance obligation. We determined that the beds sold with the SleepIQ technology have two performance obligations consisting of: (i) the bed; and (ii) SleepIQ hardware and software. SleepIQ hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware's functionality. We determine the transaction price for multiple performance obligations based on their relative standalone selling prices. The performance obligation related to the bed is satisfied at a point in time. The performance obligation related to SleepIQ technology is satisfied over time based on the ongoing access and usage by the customer of software essential to the functionality of SleepIQ technology. The deferred revenue and costs related to SleepIQ technology are recognized on a straight-line basis over the product's estimated life of four years because our inputs are generally expended evenly throughout the performance period.

See Note 9, Revenue Recognition, for additional information on revenue recognition and sales returns.

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

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Leases

Effective December 30, 2018 (beginning of fiscal 2019), we adopted ASC Topic 842, Leases, using the modified retrospective approach.

We determine if an arrangement is a lease at inception. Right-of-use (ROU) assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of future lease payments over the lease term. We elected the option to not separate lease and non-lease components for all of our leases. Most of our leases do not provide an implicit interest rate nor is the rate available to us from our lessors. As an alternative, we use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, including publicly available data, in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet as an ROU asset or operating lease liability. We recognize operating lease costs for these short-term leases, primarily small equipment leases, on a straight-line basis over the lease term. At December 28, 2019, our finance ROU assets and associated lease liabilities were not significant.

See New Accounting Pronouncements, Recently Adopted Accounting Guidance, below, which discusses the initial adoption of this new guidance.

Pre-Opening Costs

Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.

Advertising Costs

We incur advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $242 million, $210 million and $194 million in 2019, 2018 and 2017, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheet were $2 million as of December 29, 2018. Deferred advertising costs as of December 28, 2019 were not significant.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $9 million and $8 million at December 28, 2019 and December 29, 2018, respectively. At December 28, 2019, and December 29, 2018, $6 million and $5 million, respectively, were included in current liabilities: compensation and benefits in our consolidated balance sheets and $3 million and $3 million, respectively, were included in other non-current liabilities in our consolidated balance sheets.

Software Capitalization

For software developed or obtained for internal use, we capitalize direct external costs associated with developing or obtaining internal-use software. In addition, we capitalize certain payroll and payroll-related costs for employees who are directly involved with the development of such applications. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time depreciation commences. We expense any data conversion or training costs as incurred. Capitalized software costs are included in property and equipment, net in our consolidated balance sheet.

We capitalize costs incurred with the implementation of a cloud computing arrangement that is a service contract, consistent with our policy for software developed or obtained for internal use. The capitalized implementation costs of cloud computing arrangements are expensed over the term of the cloud computing arrangement in the same line item in the statement of operations as the associated hosting fees. Capitalized costs incurred with the implementation of a cloud computing arrangement are included in prepaid expenses and other non-current assets in our consolidated balance sheet, and in operating cash flows in our consolidated statement of cash flows.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under stock plans approved by our shareholders and administered under the supervision of our Board of Directors (Board). At December 28, 2019, a total of 2.1 million shares were available for future grant. These plans include non-qualified stock options and stock awards.

We record stock-based compensation expense based on the award’s fair value at the grant date and the awards that are expected to vest. We recognize stock-based compensation expense over the period during which an employee is required to provide services in exchange for the award. We reduce compensation expense by estimated forfeitures. Forfeitures are estimated using historical experience and projected employee turnover. We include, as part of cash flows from operating activities, the benefit of tax deductions in excess of recognized stock-based compensation expense. In addition, excess tax benefits or deficiencies are recorded as discrete adjustments to income tax expense.

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

Certain time-based stock awards have a performance condition (performance-based). The final number of shares earned for performance-based stock awards and the related compensation expense is adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately be awarded range from 0% - 200% of the targeted amount for the 2019, 2018 and 2017 awards. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance-based stock awards granted in 2019, 2018 and 2017, the performance targets are based on growth in net sales and in operating profit, and the performance periods are fiscal 2019 through 2021, 2018 through 2020, and fiscal 2017 through 2019, respectively.

See Note 8, Shareholders’ Deficit, for additional information on stock-based compensation.

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

Sources of Supply

We currently obtain materials and components used to produce our beds from outside sources. As a result, we are dependent upon suppliers that in some instances, are our sole source of supply, or supply the vast majority of the particular component or material. We continuously evaluate opportunities to dual-source key components and materials. The failure of one or more of our suppliers to provide us with materials or components on a timely basis could significantly impact our consolidated results of operations and net income per share. While we believe that these materials and components, or suitable replacements, could be obtained from other sources in the event of a disruption or loss of supply, we may not be able to find alternative sources of supply or alternative sources of supply on comparable terms and an unexpected loss of supply over a short period of time may not allow us to replace these sources in the ordinary course of business.

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

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

See Note 1, Business and Summary of Significant Accounting Policies, Leases and Note 7, Leases, for further information.

(2) Fair Value Measurements

At December 28, 2019 and December 29, 2018, we had $8 million and $6 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $8 million and $6 million at December 28, 2019 and December 29, 2018, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

(3) Inventories

Inventories consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Raw materials	$6,231	$4,549
Work in progress	31	3
Finished goods	80,803	80,330
	$87,065	$84,882

Finished goods inventories consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services	$24,509	$25,313
Finished components that were ready for assembly for the completion of beds	40,139	38,665
Retail accessories	16,155	16,352
	$80,803	$80,330

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Land	$—	$1,999
Leasehold improvements	115,566	109,722
Furniture and equipment	123,161	108,841
Production machinery, computer equipment and software	245,175	238,659
Construction in progress	6,590	10,385
Less: Accumulated depreciation and amortization	(293,071)	(263,975)
	$197,421	$205,631

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(5) Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64 million at December 28, 2019 and December 29, 2018. Indefinite-lived trade name/trademarks totaled $1.4 million at December 28, 2019 and December 29, 2018.

Definite-Lived Intangible Assets

The gross carrying amount of our developed technologies was $19 million at December 28, 2019 and December 29, 2018. Accumulated amortization was $11 million and $9 million at December 28, 2019 and December 29, 2018, respectively.

Amortization expense in 2019, 2018 and 2017 for definite-lived intangible assets was $2 million, $2 million and $3 million, respectively. Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2020	$2,213
2021	2,181
2022	2,181
2023	1,209
2024	—
Thereafter	—
Total future amortization for definite-lived intangible assets	$7,784

(6) Credit Agreement

Our $450 million revolving credit facility (Credit Agreement) is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The Credit Agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the Credit Agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. The Credit Agreement includes an accordion feature which allows us to increase the amount of the credit facility from $450 million to $600 million, subject to lenders’ approval. The Credit Agreement matures in February 2024. We were in compliance with all financial covenants as of December 28, 2019.

The following tables summarizes our borrowings under the credit facility ($ in thousands):

	December 28, 2019	December 29, 2018
Outstanding borrowings	$231,000	$199,600
Outstanding letters of credit	$3,497	$3,497
Additional borrowing capacity	$215,503	$96,903
Weighted-average interest rate	3.5%	4.2%

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(7) Leases

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

Our operating lease costs include facility, vehicle and equipment lease costs, but exclude variable lease costs. Operating lease costs are recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date we take possession of the property. During lease renewal negotiations that extend beyond the original lease term, we estimate straight-line rent expense based on current market conditions. Variable lease costs are recorded when it is probable the cost has been incurred and the amount can be reasonably estimated. Future payments for real estate taxes and certain building operating expenses for which we are obligated are not included in operating lease costs.

We adopted ASC Topic 842, Leases, using the modified-retrospective approach effective December 30, 2018 (beginning of fiscal 2019). See Note 1, Leases and Recently Adopted Accounting Guidance, which discusses our accounting policies and the impact of our initial adoption of the new lease standard.

2019 Lease disclosures under ASC 842 are as follows:

Lease costs were as follows (in thousands):

2019
Operating lease costs(1)	$86,026
Variable lease costs	$1,809

(1)	Includes short-term lease costs which are not significant.

The maturities of operating lease liabilities as of December 28, 2019, were as follows (in thousands):

2020	$83,232
2021	76,199
2022	67,953
2023	58,038
2024	46,113
Thereafter	120,727
Total operating lease payments(1)	452,262
Less: Interest	94,611
Present value of operating lease liabilities(2)	$357,651

(1)	Total operating lease payments exclude $43 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)	Includes the current portion of $60 million for operating lease liabilities.

Other information related to operating leases was as follows:

December 28, 2019
Weighted-average remaining lease term (years)	6.6
Weighted-average discount rate	7.2%

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(in thousands)	December 28, 2019
Cash paid for amounts included in present value of operating lease liabilities	$81,718
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$75,384

(1)	See Note 1, Recently Adopted Accounting Guidance, which discusses the impact of our initial adoption of the new lease standard.

2018 and 2017 Lease disclosures under ASC 840 are as follows:

Rent expense was as follows (in thousands):

Facility Rents:	2018	2017
Minimum rents	$71,851	$66,239
Contingent rents	1,847	2,845
Total	$73,698	$69,084
Equipment Rents	$5,692	$4,935

The aggregate minimum rental commitments under operating leases as of December 29, 2018, were expected to be as follows (in thousands):

2019	$78,337
2020	73,331
2021	66,491
2022	59,515
2023	51,076
Thereafter	149,318
Total future minimum lease payments	$478,068

We also had $0.9 million in capital lease commitments at December 29, 2018.

(8) Shareholders’ Deficit

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	2019	2018	2017
Stock awards	$14,265	$8,930	$13,419
Stock options	2,392	2,482	2,344
Total stock-based compensation expense(1)	16,657	11,412	15,763
Income tax benefit	3,998	2,750	5,249
Total stock-based compensation expense, net of tax	$12,659	$8,662	$10,514

(1)	Decrease in 2018 stock-based compensation expense reflects the cumulative impact of the change in the expected achievements of certain performance targets.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Stock Options

A summary of our stock option activity was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at December 29, 2018	1,322	$22.64	5.9	$13,009
Granted	141	45.27
Exercised	(381)	18.88
Canceled/Forfeited	(14)	30.13
Outstanding at December 28, 2019	1,068	$26.87	6.0	$24,274
Exercisable at December 28, 2019	772	$22.88	5.1	$20,612
Vested and expected to vest at December 28, 2019	1,046	$26.70	6.0	$23,940

(1)	Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

Other information pertaining to options was as follows (in thousands, except per share amounts):

	2019	2018	2017
Weighted-average grant date fair value of stock options granted	$18.97	$13.96	$10.33
Total intrinsic value (at exercise) of stock options exercised	$9,636	$3,459	$3,586

Cash received from the exercise of stock options for the fiscal year ended December 28, 2019 was $7.2 million. Our tax benefit related to the exercise of stock options for the fiscal year ended December 28, 2019 was $2.4 million.

At December 28, 2019, there was $2.9 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.8 years.

The assumptions used to calculate the fair value of options granted using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2019	2018	2017
Expected dividend yield	0%	0%	0%
Expected volatility	43%	43%	46%
Risk-free interest rate	2.2%	2.7%	2.0%
Expected term (in years)	5.4	5.0	5.1

Stock Awards

Stock award activity was as follows (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance- and Market-Based Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 29, 2018	383	$28.66	1,061	$23.91
Granted	172	44.60	168	46.70
Vested	(192)	25.91	(304)	19.50
Canceled/Forfeited	(33)	35.26	(333)	22.75
Outstanding at December 28, 2019	330	$38.09	592	$33.30

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

At December 28, 2019, there was $7.8 million of unrecognized compensation expense related to non-vested time-based stock awards, which is expected to be recognized over a weighted-average period of 1.9 years, and $12.3 million of unrecognized compensation expense related to non-vested performance-based and market-based stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.

During 2018, 5,027 performance-based stock awards with a market condition were granted and had a weighted-average grant date fair value of $35.97 per award. These stock awards are reflected in the "Performance- and Market-Based Stock Awards" column in the stock award activity table above. During 2017, 270,895 performance-based stock awards with a market condition were granted and had a weighted-average grant date fair value of $22.40 per award. There were no performance-based stock awards with a market condition issued in 2019.

The assumptions used to calculate the fair value of the 2018 and 2017 performance-based stock awards with a market condition, using the Monte Carlo simulation model, were as follows:

Valuation Assumptions	2019	2018	2017
Expected dividend yield	NA	0%	0%
Expected volatility	NA	43%	46%
Risk-free interest rate	NA	2.6%	1.5%

Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	2019	2018	2017
Amount repurchased under Board-approved share repurchase program	$145,900	$279,101	$150,000
Amount repurchased in connection with the vesting of employee restricted stock grants	9,673	3,344	5,245
Total amount repurchased (based on trade dates)	$155,573	$282,445	$155,245

As of December 28, 2019, the remaining authorization under our Board-approved share repurchase program was $475 million.

Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	2019	2018	2017
Net income	$81,845	$69,539	$65,077
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	29,472	35,256	41,212
Dilutive effect of stock-based awards	883	909	873
Diluted weighted-average shares outstanding	30,355	36,165	42,085
Net income per share – basic	$2.78	$1.97	$1.58
Net income per share – diluted	$2.70	$1.92	$1.55

Additional potential dilutive stock options totaling 0.2 million, 0.2 million and 0.4 million for 2019, 2018 and 2017, respectively, have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(9) Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our consolidated balance sheets as follows (in thousands):

	December 28, 2019	December 29, 2018
Deferred Contract Assets included in:
Other current assets	$23,568	$20,553
Other non-current assets	33,782	29,456
	$57,350	$50,009

	December 28, 2019	December 29, 2018
Deferred Contract Liabilities included in:
Other current liabilities	$34,204	$32,395
Other non-current liabilities	44,970	42,194
	$79,174	$74,589

During the year ended December 28, 2019, we recognized revenue of $32 million that was included in the deferred contract liability balance at the beginning of the year.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for 2019, 2018 and 2017.

Net sales from each of our channels was as follows (in thousands):

	2019	2018	2017
Retail	$1,558,638	$1,401,991	$1,324,690
Online and phone	129,257	115,831	101,145
Company-Controlled channel	1,687,895	1,517,822	1,425,835
Wholesale/Other channel	10,457	13,753	18,662
Total	$1,698,352	$1,531,575	$1,444,497

Obligation for Sales Returns

The activity in the sales returns liability account for 2019 and 2018 was as follows (in thousands):

	2019	2018
Balance at beginning of year	$19,907	$19,270
Additions that reduce net sales	79,138	79,326
Deduction from reserves	(79,236)	(78,689)
Balance at end of period	$19,809	$19,907

(10) Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2019, 2018 and 2017, our contributions, net of forfeitures, were $6 million, $5 million and $5 million, respectively.

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(11) Interest Expense, Net

Interest expense, net, consisted of the following (in thousands):

	2019	2018	2017
Interest expense	$11,591	$5,911	$975
Interest income	(4)	(4)	(98)
Interest expense, net	$11,587	$5,907	$877

(12) Income Taxes

Income tax expense consisted of the following (in thousands):

	2019	2018	2017
Current:
Federal	$12,299	$12,483	$19,153
State	3,293	2,871	4,046
	15,592	15,354	23,199
Deferred:
Federal	2,591	708	2,734
State	480	920	28
	3,071	1,628	2,762
Income tax expense	$18,663	$16,982	$25,961

The following table provides a reconciliation between the statutory federal income tax rate and our effective income tax rate:

	2019	2018	2017
Statutory federal income tax	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	3.6	3.3	2.5
Stock-based compensation	(4.3)	(1.1)	(1.5)
R&D tax credits	(2.2)	(2.0)	(1.1)
Changes in unrecognized tax benefits	(0.5)	1.2	(0.6)
Manufacturing deduction	—	—	(3.5)
Tax Cuts and Jobs Act effects	—	(3.9)	(1.9)
Other	1.0	1.1	(0.4)
Effective income tax rate	18.6%	19.6%	28.5%

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2016 or state income tax examinations prior to 2015.

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

SLEEP NUMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2019	2018
Deferred tax assets:
Stock-based compensation	$8,342	$7,633
Operating lease liabilities(1)	90,059	—
Deferred rent and lease incentives(1)	—	6,994
Warranty and returns liabilities	7,215	6,857
Net operating loss carryforwards and credits	1,987	2,324
Compensation and benefits	4,698	3,699
Other	3,953	3,406
Total gross deferred tax assets	116,254	30,913
Valuation allowance	(615)	(615)
Total gross deferred tax assets after valuation allowance	115,639	30,298
Deferred tax liabilities:
Property and equipment	30,274	29,912
Operating lease right-of-use assets(1)	82,340	—
Deferred revenue	3,859	1,749
Other	2,974	3,459
Total gross deferred tax liabilities	119,447	35,120
Net deferred tax liabilities	$(3,808)	$(4,822)

(1)	See Note 1, Business and summary of Significant Accounting Policies, New Accounting Pronouncements, Recently Adopted Accounting Guidance, regarding the impact of our adoption of ASC Topic 842, Leases.

At December 28, 2019, we had net operating loss carryforwards for federal purposes of $1 million, which will expire between 2025 and 2027, and for state income tax purposes of $1 million, which will expire between 2028 and 2034.

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

Unrecognized Tax Benefits

Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Federal and State Tax
	2019	2018	2017
Beginning balance	$3,866	$2,839	$3,460
Increases related to current-year tax positions	638	778	330
Increases related to prior-year tax positions	134	595	87
Decreases related to prior-year tax positions	(363)	—	(1,038)
Lapse of statute of limitations	(663)	(333)	—
Settlements with taxing authorities	(275)	(13)	—
Ending balance	$3,337	$3,866	$2,839

As of December 28, 2019 and December 29, 2018, we had $3 million and $4 million, respectively, of unrecognized tax benefits, which if recognized, would affect our effective tax rate. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.

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

On September 18, 2018, two former Home Delivery team members filed suit, now venued in Superior Court in Fresno County, California, alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The Complaint sought damages in the form of civil penalties and plaintiffs’ attorneys’ fees. The parties have executed a settlement agreement pending Court approval, which includes the settlement and release of certain additional related claims that are contained in a consolidated complaint currently pending in San Diego County Superior Court. We intend to continue vigorously defending this matter in the event the Court does not approve the settlement.

On March 27, 2018, Level Sleep, LLC filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the “Patents”), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360® beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. On January 14, 2020, the Court granted summary judgment in favor of Sleep Number, finding that Sleep Number’s products do not infringe the Patents. Level Sleep has indicated that it intends to appeal the Court’s summary judgment order. We intend to continue vigorously defending this matter.

Consumer Credit Arrangements

We refer customers seeking extended financing to certain third-party financiers (Card Servicers). The Card Servicers, if credit is granted, establish the interest rates, fees, and all other terms and conditions of the customer’s account based on their evaluation of the creditworthiness of the customer. As the accounts are owned by the Card Servicers, at no time are the accounts purchased or acquired from us. We are not liable to the Card Servicers for our customers’ credit defaults.

Commitments

As of December 28, 2019, we had $22 million of inventory purchase commitments. As part of the normal course of business, there are a limited number of inventory supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not currently expect any payments under these provisions. At December 28, 2019, we had entered into 31 lease commitments primarily for future retail store locations. These lease commitments provide for total lease payments over the next three to 10 years, which if consummated based on current cost estimates, would approximate $43 million over the initial lease term. The future lease payments for these lease commitments have been excluded in the total operating lease payments in Note 7, Leases.

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

	Quarter
	1st	2nd	3rd	4th	2019
Net sales	$426,445	$355,963	$474,778	$441,166	$1,698,352
Gross profit	262,233	217,186	296,390	276,114	1,051,923
Operating income	32,707	7,245	39,152	32,991	112,095
Net income	25,418	4,280	28,054	24,093	81,845
Net income per share – diluted	$0.80	$0.14	$0.94	$0.82	$2.70

	Quarter
	1st	2nd	3rd	4th	2018
Net sales	$388,633	$316,338	$414,779	$411,825	$1,531,575
Gross profit	237,477	188,888	250,517	251,079	927,961
Operating income	26,901	2,086	25,321	38,120	92,428
Net income	20,548	3,744	18,257	26,990	69,539
Net income per share – diluted	$0.52	$0.10	$0.52	$0.81	$1.92

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

Sleep Number’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 28, 2019. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Information about our Executive Officers.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information” in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance” in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

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

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3):

1.	Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
2.	Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan
3.	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan
4.	Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan
5.	Form of Performance-Based Restricted Stock Unit Award Agreement - EPS Target
6.	Form of Non-Statutory Stock Option Award Agreement (Employee) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
7.	Form of Performance Adjusted Restricted Stock Unit Award Agreement (ROIC) (Senior Team) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
8.	Form of Performance Adjusted Restricted Stock Unit Award Agreement under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
9.	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
10.	Form of Restricted Stock Unit Award Agreement (3-Year Ratable Vest) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
11.	Form of Restricted Stock Unit Award Agreement (3-Year Cliff Vest) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan
12.	Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan

13.	Sleep Number Executive Investment Plan (December 1, 2014 Restatement)
14.	Employment Offer Letter from Sleep Number Corporation to Shelly R. Ibach dated February 9, 2007
15.	Sleep Number Corporation Executive Physical Plan
16.	Summary of Executive Tax and Financial Planning Program
17.	Amended and Restated Sleep Number Corporation Executive Severance Pay Plan
18.	Summary of Non-Employee Director Compensation

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SLEEP NUMBER CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 28, 2019

Exhibit No.	Description

3.1

Third Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-25121))

3.2

Articles of Amendment to Third Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in Sleep Number's Current Report on Form 8-K filed May 16, 2006 (File No. 0-25121))

3.3

Articles of Amendment to Third Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in Sleep Number's Current Report on Form 8-K filed May 25, 2010 (File No. 0-25121))

3.4

Articles of Amendment to Third Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in Sleep Number's Current Report on Form 8-K filed November 1, 2017 (File No. 0-25121))

3.5	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 contained in Sleep Number's Current Report on Form 8-K filed May 22, 2017 (File No. 0-25121))
4.1*	Description of Registrant’s Securities
10.1

Lease Agreement dated September 22, 2015 between the Company and Truluck Industries, Inc. (incorporated by reference to Exhibit 10.3 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121))

10.2

Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated (incorporated by reference to Exhibit 10.28 contained in Sleep Number's Registration Statement on Form S-1, as amended, filed October 29, 1998 (Reg. No. 333-62793))

10.3

Second Amendment to Lease Agreement dated June 15, 2015 between the Company and CLFP - SLIC 8, L.P. (successor in interest to ProLogis Development Services Incorporated) (incorporated by reference to Exhibit 10.4 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121))

10.4

Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016 (incorporated by reference to Exhibit 10.12 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-25121))

10.5

First Amendment, dated June 1, 2017, to Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016 (Incorporated by reference to Exhibit 10.1 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 (File No. 0-25121))

10.6

Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number's Current Report on Form 8-K filed May 15, 2013 (File No. 0-25121))

10.7

Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121))

10.8

Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121))

10.9

Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-25121))

10.10

Form of Performance-Based Restricted Stock Unit Award Agreement - EPS Target (Incorporated by reference to Exhibit 10.2 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017 (File No. 0-25121))

Exhibit No.	Description
10.11

Sleep Number Executive Investment Plan (December 1, 2014 Restatement) (incorporated by reference to Exhibit 10.21 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-25121))

10.12

Employment Offer Letter from Sleep Number Corporation to Shelly R. Ibach dated February 9, 2007 (incorporated by reference to Exhibit 10.30 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (File No. 0-25121))

10.13

Sleep Number Corporation Executive Physical Plan (incorporated by reference to Exhibit 10.27 contained in Sleep Number's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 0-25121))

10.14

Summary of Executive Tax and Financial Planning Program (incorporated by reference to Exhibit 10.27 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-25121))

10.15

Amended and Restated Sleep Number Corporation Executive Severance Pay Plan (incorporated by reference to Exhibit 10.2 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 (File No. 0-25121))

10.16*	Summary of Non-Employee Director Compensation
10.17

Master Supply Agreement dated July 1, 2013 between the Company and Supplier (1) (incorporated by reference to Exhibit 10.1 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 (File No. 0-25121))

10.18

Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (1) (incorporated by reference to Exhibit 10.1 contained in Sleep Number's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 (File No. 0-25121))

10.19

First Amendment to Retailer Program Agreement, dated effective as of September 29, 2014 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.1 contained in Sleep Number's Current Report on Form 8-K filed October 1, 2014 (File No. 0-25121))

10.20

Second Amendment to Retailer Program Agreement, dated November 4, 2015 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (1) (incorporated by reference to Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 0-25121))

10.21

Third Amendment to Retailer Program Agreement, dated June 26, 2018 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (1) (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 0-25121))

10.22

Sleep Number Corporation Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number's Current Report on Form 8-K filed September 16, 2011 (File No. 0-25121))

10.23

Amended and Restated Credit and Security Agreement, dated as of February 14, 2018 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.29 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 30, 2017 (File No. 0-25121))

10.24

First Amendment to Amended and Restated Credit and Security Agreement, dated as of February 11, 2019 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.29 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 29, 2018 (File No. 0-25121))

10.25

Third Amendment to Lease Agreement dated August 27, 2019 between Sleep Number Corporation and IPT SALT LAKE CITY DC II LLC (successor in interest to CLFP – SLIC 8, L.P.) (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 0-25121))

10.26

Form of Non-Statutory Stock Option Award Agreement (Employee) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 0-25121))

Exhibit No.	Description
10.27

Form of Performance Adjusted Restricted Stock Unit Award Agreement (ROIC) (Senior Team) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 0-25121))

10.28

Form of Performance Adjusted Restricted Stock Unit Award Agreement under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 0-25121))

10.29

Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 0-25121))

10.30

Form of Restricted Stock Unit Award Agreement (3-Year Ratable Vest) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 0-25121))

10.31

Form of Restricted Stock Unit Award Agreement (3-Year Cliff Vest) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 0-25121))

10.32

Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 0-25121))

10.33*	Fourth Amendment to Retailer Program Agreement, dated December 20, 2019 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (File No. -25121))
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)

Confidential treatment has been requested by the issuer with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

* Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	February 25, 2020	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ David R. Callen
David R. Callen
Chief Financial Officer
(principal financial officer)

		By:	/s/ Robert J. Poirier
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

Name	Title	Date

/s/ Jean-Michel Valette	Chairman of the Board	February 23, 2020
Jean-Michel Valette

/s/ Shelly R. Ibach	Director	February 25, 2020
Shelly R. Ibach

/s/ Daniel I. Alegre	Director	February 21, 2020
Daniel I. Alegre

/s/ Stephen L. Gulis, Jr.	Director	February 23, 2020
Stephen L. Gulis, Jr.

/s/ Michael J. Harrison	Director	February 20, 2020
Michael J. Harrison

/s/ Deborah L. Kilpatrick	Director	February 19, 2020
Deborah L. Kilpatrick

/s/ Brenda J. Lauderback	Director	February 21, 2020
Brenda J. Lauderback

/s/ Barbara R. Matas	Director	February 20, 2020
Barbara R. Matas

/s/ Kathleen L. Nedorostek	Director	February 21, 2020
Kathleen L. Nedorostek

/s/ Michael A. Peel	Director	February 24, 2020
Michael A. Peel

SLEEP NUMBER CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)

Description	2019	2018	2017
Allowance for doubtful accounts
Balance at beginning of period	$699	$714	$884
Additions charged to costs and expenses	1,391	815	915
Deductions from reserves	(1,192)	(830)	(1,085)
Balance at end of period	$898	$699	$714