Form 10-Q
period 2020-03-28
Sleep Number Corp
filed 2020-05-01
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-25121
_______________________________________________________________________
SLEEP NUMBER CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1597886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Third Avenue South
Minneapolis	,	Minnesota	55404
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (763) 551-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SNBR	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒
As of March 28, 2020, 27,636,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	March 28, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$239,213	$1,593
Accounts receivable, net of allowance for doubtful accounts of $1,067 and $898, respectively	7,170	19,978
Inventories	82,021	87,065
Prepaid expenses	13,492	15,335
Other current assets	30,889	36,397
Total current assets	372,785	160,368

Non-current assets:
Property and equipment, net	194,707	197,421
Operating lease right-of-use assets	323,770	327,017
Goodwill and intangible assets, net	72,681	73,226
Other non-current assets	49,871	48,011
Total assets	$1,013,814	$806,043

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$446,003	$231,000
Accounts payable	132,939	134,594
Customer prepayments	25,816	34,248
Accrued sales returns	22,273	19,809
Compensation and benefits	27,292	40,321
Taxes and withholding	27,490	22,171
Operating lease liabilities	60,210	59,561
Other current liabilities	53,054	53,070
Total current liabilities	795,077	594,774

Non-current liabilities:
Deferred income taxes	9,142	3,808
Operating lease liabilities	294,548	298,090
Other non-current liabilities	70,956	68,802
Total liabilities	1,169,723	965,474

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 27,636 and 27,961 shares issued and outstanding, respectively	276	280
Additional paid-in capital	—	—
Accumulated deficit	(156,185)	(159,711)
Total shareholders’ deficit	(155,909)	(159,431)
Total liabilities and shareholders’ deficit	$1,013,814	$806,043
See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales	$472,566	$426,445
Cost of sales	170,435	164,212
Gross profit	302,131	262,233

Operating expenses:
Sales and marketing	207,744	186,827
General and administrative	31,072	34,323
Research and development	10,501	8,376
Total operating expenses	249,317	229,526
Operating income	52,814	32,707
Interest expense, net	2,344	2,609
Income before income taxes	50,470	30,098
Income tax expense	11,330	4,680
Net income	$39,140	$25,418

Basic net income per share:
Net income per share – basic	$1.40	$0.83
Weighted-average shares – basic	27,858	30,620

Diluted net income per share:
Net income per share – diluted	$1.36	$0.80
Weighted-average shares – diluted	28,772	31,738

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2019	27,961	$280	$—	$(159,711)	$(159,431)
Net income	—	—	—	39,140	39,140
Exercise of common stock options	167	1	3,282	—	3,283
Stock-based compensation	396	4	2,047	—	2,051
Repurchases of common stock	(888)	(9)	(5,329)	(35,614)	(40,952)
Balance at March 28, 2020	27,636	$276	$—	$(156,185)	$(155,909)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 29, 2018	30,868	$309	$—	$(109,859)	$(109,550)
Net income	—	—	—	25,418	25,418
Exercise of common stock options	151	2	2,834	—	2,836
Stock-based compensation	364	3	3,635	—	3,638
Repurchases of common stock	(1,170)	(12)	(6,469)	(40,501)	(46,982)
Balance at March 30, 2019	30,213	$302	$—	$(124,942)	$(124,640)

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$39,140	$25,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,371	15,743
Stock-based compensation	2,051	3,638
Net gain on disposals and impairments of assets	(22)	(433)
Deferred income taxes	5,334	824
Changes in operating assets and liabilities:
Accounts receivable	12,808	6,182
Inventories	5,044	1,568
Income taxes	5,798	4,208
Prepaid expenses and other assets	7,478	(5,283)
Accounts payable	11,282	5,857
Customer prepayments	(8,432)	3,452
Accrued compensation and benefits	(13,157)	1,750
Other taxes and withholding	(479)	1,254
Other accruals and liabilities	2,725	3,958
Net cash provided by operating activities	84,941	68,136

Cash flows from investing activities:
Purchases of property and equipment	(10,351)	(19,743)
Proceeds from sales of property and equipment	25	2,571
Net cash used in investing activities	(10,326)	(17,172)

Cash flows from financing activities:
Repurchases of common stock	(41,445)	(55,656)
Net increase in short-term borrowings	201,170	2,955
Proceeds from issuance of common stock	3,283	2,836
Debt issuance costs	(3)	(1,015)
Net cash provided by (used in) financing activities	163,005	(50,880)

Net increase in cash and cash equivalents	237,620	84
Cash and cash equivalents, at beginning of period	1,593	1,612
Cash and cash equivalents, at end of period	$239,213	$1,696

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended March 28, 2020 of Sleep Number Corporation and our 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of March 28, 2020 and December 28, 2019, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period. Additionally, based on the duration and severity of the current global situation involving the novel coronavirus (COVID-19) pandemic, including but not limited to general economic conditions, consumer confidence, store closings mandated by federal, state or local authorities and possible supply chain disruptions, the extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and other recent filings with the SEC.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. In addition, during the current environment involving COVID-19, predicting future events will be especially challenging for management. Changes in these estimates will be reflected in the consolidated financial statements in future periods and could be material. Our critical accounting policies consist of stock-based compensation, goodwill and indefinite-lived intangible assets, warranty liabilities and revenue recognition.

The condensed consolidated financial statements include the accounts of Sleep Number Corporation and our 100%-owned subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In April 2020, the Financial Accounting Standards Board (FASB) issued a Staff Q&A, Topic 842 and 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic. To provide clarity in response to the COVID-19 pandemic crisis, the FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract).

Consequently, for concessions related to the effects of the COVID-19 pandemic, we will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or our obligations as the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The FASB staff expects that reasonable judgment will be exercised in making those determinations. Some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. A deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original contract. The staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are more preferable than the others. Two of those methods are:

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

a.Account for the concessions as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable, and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize income, and a lessee would continue to recognize expense during the deferral period.
b.Account for the deferred payments as variable lease payments.

We are evaluating the effect of the new guidance on our condensed consolidated financial statements and related disclosures, and plan to select election method b. above. Under this election, deferred payments would be treated as variable rent payments, resulting in an adjustment to expense in the period in which they arise.

2. Fair Value Measurements

At March 28, 2020 and December 28, 2019, we had $9 million and $8 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $9 million and $8 million at March 28, 2020 and December 28, 2019, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	March 28, 2020	December 28, 2019
Raw materials	$4,905	$6,231
Work in progress	81	31
Finished goods	77,035	80,803
	$82,021	$87,065

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64 million at March 28, 2020 and December 28, 2019. Indefinite-lived trade name/trademarks totaled $1.4 million at March 28, 2020 and December 28, 2019.

Definite-Lived Intangible Assets

The gross carrying amount of our developed technologies was $19 million at March 28, 2020 and December 28, 2019. Accumulated amortization was $12 million and $11 million at March 28, 2020 and December 28, 2019, respectively.

Amortization expense for both the three months ended March 28, 2020 and March 30, 2019, was $0.5 million. Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

March 28, 2020
2020 (excluding the three months ended March 28, 2020)	$1,668
2021	2,181
2022	2,181
2023	1,209
Thereafter	—
Total future amortization for definite-lived intangible assets	$7,239

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Credit Agreement

Our revolving credit facility as of March 28, 2020, had a net aggregate availability of $450 million. The credit facility is for general corporate purposes and to meet our seasonal working capital requirements. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement matures in February 2024. We were in compliance with all financial covenants as of March 28, 2020.

On March 17, 2020, we borrowed an additional $262 million under our credit agreement, which represented all remaining amounts then available under the credit agreement. The additional borrowings were undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of current disruption and uncertainty resulting from the COVID-19 pandemic.
The following table summarizes our borrowings under the credit facility ($ in thousands):

	March 28, 2020	December 28, 2019
Outstanding borrowings	$446,003	$231,000
Outstanding letters of credit	$3,997	$3,497
Additional borrowing capacity	$—	$215,503
Weighted-average interest rate	2.9%	3.5%
On April 3, 2020, we amended the credit agreement to add a 364-day term loan facility up to an aggregate commitment of $75 million under our credit agreement for a total commitment amount of $525 million, with another $75 million available under our accordion (subject to lenders' approval). We fully drew down the term loan and secured an initial interest rate of approximately 3.27%, which is equal to the one-month LIBOR rate plus the applicable margin based on the then-current total leverage ratio. In addition, the amendment: (a) increases the floor for loans based on LIBOR to at least 0.75% and (b) prohibits the use of proceeds of the revolving loan, term loan or letters of credit under the credit agreement, as amended, to make capital distributions (as defined in the credit agreement, as amended, to include, among other items, dividends and share repurchases). No financial covenants were amended. The additional borrowings were undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of current disruption and uncertainty resulting from the COVID-19 pandemic. Proceeds may be used in the future for working capital and other general corporate purposes permitted by the credit agreement, as amended.

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

At March 28, 2020, our finance right-of-use assets and lease liabilities were not significant.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Operating lease costs were as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating lease costs(1)	$22,949	$21,056
Variable lease costs	$12	$499
___________________________
(1)Includes short-term lease costs which are not significant.

The maturities of operating lease liabilities as of March 28, 2020, were as follows (in thousands):

2020 (excluding the three months ended March 28, 2020)(1)	63,309
2021	78,083
2022	69,672
2023	59,702
2024	47,918
2025	39,059
Thereafter	88,488
Total lease payments(2)	446,231
Less: Interest	91,473
Present value of operating lease liabilities(3)	$354,758
___________________________
(1)Subsequent to March 28, 2020, we renegotiated certain operating leases to defer approximately $3 million in lease payments from 2020 to future periods in response to store closings mandated by federal, state or local authorities and other economic issues related to COVID-19.
(2)Total lease payments exclude $62 million of legally binding minimum lease payments for leases signed but not yet commenced.
(3)Includes the current portion of $60 million for operating lease liabilities.

Other information related to operating leases was as follows:

	March 28, 2020	December 28, 2019
Weighted-average remaining lease term (years)	6.5	6.6
Weighted-average discount rate	7.1%	7.2%

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Cash paid for amounts included in present value of operating lease liabilities	$21,469	$19,757
Right-of-use assets obtained in exchange for operating lease liabilities	$10,954	$16,153

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Amount repurchased under Board-approved share repurchase program	$38,111	$40,900
Amount repurchased in connection with the vesting of employee restricted stock grants	2,841	6,082
Total amount repurchased (based on trade dates)	$40,952	$46,982

As of March 28, 2020, the remaining authorization under our Board-approved share repurchase program was $437 million.

In light of the uncertainty surrounding the impact of COVID-19, we have suspended all share repurchases under our Board-approved share repurchase program.

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our condensed consolidated balance sheets as follows (in thousands):

	March 28, 2020	December 28, 2019
Deferred Contract Assets included in:
Other current assets	$24,408	$23,568
Other non-current assets	35,078	33,782
	$59,486	$57,350

	March 28, 2020	December 28, 2019
Deferred Contract Liabilities included in:
Other current liabilities	$34,515	$34,204
Other non-current liabilities	46,512	44,970
	$81,027	$79,174

During the three months ended March 28, 2020 and March 30, 2019, we recognized revenue of $10 million and $9 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for both the three months ended March 28, 2020 and March 30, 2019.

Net sales from each of our channels was as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Retail	$435,357	$392,226
Online and phone	35,917	29,763
Company-Controlled channel	471,274	421,989
Wholesale/Other channel	1,292	4,456
Total	$472,566	$426,445

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Obligation for Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Balance at beginning of year	$19,809	$19,907
Additions that reduce net sales	22,258	21,726
Deductions from reserves	(19,794)	(21,676)
Balance at end of period	$22,273	$19,957

9. Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Stock awards	$1,405	$3,033
Stock options	646	605
Total stock-based compensation expense (1)	2,051	3,638
Income tax benefit	496	898
Total stock-based compensation expense, net of tax	$1,555	$2,740
(1) Decrease in 2020 stock-based compensation expense reflects the cumulative impact of the change in the expected achievements of certain performance targets.

10. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended March 28, 2020 and March 30, 2019, our contributions, net of forfeitures, were $1.6 million and $1.5 million, respectively.

Effective May 2020, we suspended making discretionary 401(k) plan contributions for the remainder of fiscal year 2020.

11. Net Income per Common Share
The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$39,140	$25,418
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	27,858	30,620
Dilutive effect of stock-based awards	914	1,118
Diluted weighted-average shares outstanding	28,772	31,738
Net income per share – basic	$1.40	$0.83
Net income per share – diluted	$1.36	$0.80
For the three months ended March 28, 2020 and March 30, 2019, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Balance at beginning of year	$11,345	$10,389
Additions charged to costs and expenses for current-year sales	2,628	3,192
Deductions from reserves	(2,779)	(3,127)
Changes in liability for pre-existing warranties during the current year, including expirations	297	1,166
Balance at end of period	$11,491	$11,620

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

On March 27, 2018, Level Sleep, LLC (Level Sleep) filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the Patents), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360® beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. On January 14, 2020, the Court granted summary judgment in favor of Sleep Number, finding that Sleep Number’s products do not infringe the Patents. Level Sleep has filed a notice of appeal of the Court’s summary judgment order. We intend to continue vigorously defending this matter.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. COVID-19 Pandemic

The COVID-19 pandemic and ensuing government restrictions have resulted in the temporary closure of most of our retail stores since mid-March. The pandemic has impacted our revenue growth and will adversely impact our financial performance. The length and severity of the reduction in consumer demand due to the pandemic and the impact on our future financial performance remains uncertain.

In response to the pandemic, we have taken decisive actions to focus on the health and safety of our team members and customers, strengthening our liquidity, cash flows and financial position, and mitigating the future impact on our operations and financial performance. See Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations and Part II: Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

Index
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our condensed consolidated financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in eight sections:
•Risk Factors
•Business Overview
•COVID-19 Pandemic - Impact on our Business
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Data Reconciliations
•Off-Balance-Sheet Arrangements and Contractual Obligations
•Critical Accounting Policies
Forward-Looking Statements and Risk Factors
The discussion in this Quarterly Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, among others:

•Current and future general and industry economic trends and consumer confidence;
•Risks inherent in outbreaks of pandemics or contagious disease, including the COVID-19 pandemic;
•The effectiveness of our marketing messages;
•The efficiency of our advertising and promotional efforts;
•Our ability to execute our Company-Controlled distribution strategy;
•Our ability to achieve and maintain acceptable levels of product and service quality, and acceptable product return and warranty claims rates;
•Our ability to continue to improve and expand our product line, and consumer acceptance of our products, product quality, innovation and brand image;
•Industry competition, the emergence of additional competitive products and the adequacy of our intellectual property rights to protect our products and brand from competitive or infringing activities;
•Claims that our products, processes, advertising, or trademarks infringe the intellectual property rights of others;
•Availability of attractive and cost-effective consumer credit options;
•Our manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
•Our dependence on significant suppliers and third parties and our ability to maintain relationships with key suppliers or third-parties, including several sole-source suppliers or providers of services;
•Rising commodity costs and other inflationary pressures;
•Risks inherent in global sourcing activities, including tariffs, outbreaks of pandemics or contagious diseases, strikes and the potential for shortages in supply;
•Risks of disruption in the operation of any of our main manufacturing facilities or assembly facilities;
•Increasing government regulation;
•Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;
•The adequacy of our and third-party information systems to meet the evolving needs of our business and existing and evolving risks and regulatory standards applicable to data privacy and security;
•The costs and potential disruptions to our business related to upgrading our information systems;
•The vulnerability of our and third-party information systems to attacks by hackers or other cyber threats that could compromise the security of our systems, result in a data breach or disrupt our business; and
•Our ability to attract, retain and motivate qualified management, executive and other key team members, including qualified retail sales professionals and managers.
Additional information concerning these, and other risks and uncertainties is contained under the caption “Risk Factors” below in Part II: Item 1A of this Quarterly Report on Form 10-Q and under the same caption in our Annual Report on Form 10-K.
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

COVID-19 Pandemic - Impact on our Business

The COVID-19 pandemic and ensuing government restrictions have resulted in the temporary closure of most of our retail stores since mid-March. The pandemic has impacted our revenue growth and will adversely impact our financial performance. The length and severity of the reduction in consumer demand due to the pandemic and the impact on our future financial performance remains uncertain. See Part II: Item 1A. Risk Factors for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

In response to the pandemic, we have taken decisive actions to focus on the health and safety of our team members and customers, strengthening our liquidity, cash flows and financial position, and mitigating the future impact on our operations and financial performance. These measures include, but are not limited to, the following:

Health and Safety of our Team Members and Customers. As the COVID-19 pandemic has developed, we have taken numerous steps to support our team members and customers in practicing social distancing. In addition, we have implemented numerous other practices in our stores, manufacturing facilities and operations based on the Centers for Disease Control and Prevention’s (CDC) recommendations.

Expense Management. With the reduction in revenue growth, we have, and will continue to implement cost cutting actions, including:

•We furloughed nearly 40% of our team members with another 30% working reduced hours.
•A significant amount of our team members’ compensation depends on Company performance against pre-determined goals and changes in shareholder value. Our CEO will not receive any cash compensation for the balance of the year through a 50% deferral and exchanging all remaining salary for restricted stock units. In addition, our board and most of our leadership team reduced their cash compensation in exchange for restricted stock units. All team members’ compensation has been meaningfully reduced through variable compensation programs and other actions.
•We temporarily suspended our 401(k) match and selected other employee benefit programs.
•We reduced our sales and marketing expenses, and temporarily suspended virtually all discretionary projects across the company.
•We are negotiating rent deferrals and abatements for stores closed due to COVID-19.

Liquidity, Cash Flows and Financial Position. We have taken the following actions to preserve cash, increase liquidity and strengthen our financial position:

•Drew down the remaining availability under our revolving credit facility on March 17, 2020. Cash and cash equivalents at March 28, 2020 totaled $239 million.
•Added $75 million of additional cash on April 3, 2020 through an incremental 364-day term loan under our credit facility’s $150 million accordion.
•Suspended share repurchases for the remainder of 2020.
•Reduced 2020 planned capital expenditures to approximately $35 million versus $59 million in 2019.

CARES Act. On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) into law. The CARES Act includes the following relief, among others:

•Amended federal tax laws to permit 100% bonus depreciation for eligible qualified improvement property placed in service by the taxpayer after December 31, 2017 and before January 1, 2023.
•Employers are eligible for a 50 percent refundable payroll tax credit on wages paid up to $10,000 during the crisis. The credit would be available to employers whose businesses were disrupted due to virus shutdowns and those that had a decrease in gross receipts of 50 percent or more when compared to the same quarter last year. The credit can be claimed for employees who are retained but not currently working due to the crisis for firms with more than 100 employees.

Index
•Provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This will provide us with additional liquidity during 2020.

Results of Operations

Quarterly and Year-to-Date Results

Quarterly and year-to-date operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, timing of investments in growth initiatives and infrastructure, timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, timing of new product introductions and related expenses, timing of promotional offerings, competitive factors, changes in commodity costs, disruptions in supplies or third-party service providers, seasonality of retail and bedding industry sales, consumer confidence and general economic conditions. In addition, based on the duration and severity of the current global situation involving the COVID-19 pandemic, the extent to which our business and our condensed consolidated financial results are impacted, will depend on future developments, which are highly uncertain and cannot be predicted. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the three months ended March 28, 2020 were as follows:

•The COVID-19 pandemic and ensuing government restrictions have resulted in the temporary closure of most of our retail stores since mid-March. We have taken decisive action to manage liquidity and costs through the challenging economic environment caused by the COVID-19 pandemic. For additional details, see "COVID-19 Pandemic - Impact on our Business" above.
•Net sales for the three months ended March 28, 2020 increased 11% to $473 million, compared with $426 million for the same period one year ago.
•The 11% net sales increase resulted from a 7% comparable sales increase in our Company-Controlled channel and 5 percentage points (ppt.) of sales growth from 26 net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 17.
•Sales per store (Company-Controlled channel sales for stores open at least one year, including online and phone sales) on a trailing twelve-month basis for the period ended March 28, 2020 totaled $2.9 million, 7% higher than the same period one year ago.
•Operating income for the three months ended March 28, 2020 was $53 million, an increase of 61%, or $20 million, compared with $33 million in the prior-year period. Our operating income rate increased to 11.2% of net sales, compared with 7.7% of net sales for the same period last year.
•Operating income and our operating income rate for the three months ended March 28, 2020 were positively impacted by the 11% increase in net sales and a 2.4 ppt. improvement in the gross profit rate. The 2.4 ppt. gross profit rate improvement was primarily due to three factors: (i) a favorable sales mix of higher-margin products; (ii) reduced warranty expenses; and (iii) current-period manufacturing efficiency gains. In addition, operating income for the current-year period included a $6.2 million reduction in broad-based incentive compensation, partially offset by $2.6 million of COVID-19 disruption related payroll expenses.
•During the three-months ended March 28, 2020, we continued to prioritize investments in near- and long-term growth drivers, including a 25% increase in our innovation driving R&D expenses.
•Net income for the three months ended March 28, 2020 increased 54% to $39 million, compared with $25 million for the same period one year ago. Earnings per diluted share were $1.36, up 70% compared with $0.80 last year.
•Cash provided by operating activities for the three months ended March 28, 2020 increased by $17 million, or 25%, to $85 million, compared with $68 million for the same period one year ago.
•Cash and cash equivalents at March 28, 2020 totaled $239 million, including drawing down the then remaining availability under our revolving credit facility on March 17, 2020 in response to the COVID-19 pandemic. At March 28, 2020, we had $446 million of borrowings under our revolving credit facility. On April 3, 2020, we entered into a $75 million 364-day term loan under our credit facility and drew down the full amount.

Index
The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	March 28, 2020		March 30, 2019
Net sales	$472.6	100.0%	$426.4	100.0%
Cost of sales	170.4	36.1%	164.2	38.5%
Gross profit	302.1	63.9%	262.2	61.5%
Operating expenses:
Sales and marketing	207.7	44.0%	186.8	43.8%
General and administrative	31.1	6.6%	34.3	8.0%
Research and development	10.5	2.2%	8.4	2.0%
Total operating expenses	249.3	52.8%	229.5	53.8%
Operating income	52.8	11.2%	32.7	7.7%
Interest expense, net	2.3	0.5%	2.6	0.6%
Income before income taxes	50.5	10.7%	30.1	7.1%
Income tax expense	11.3	2.4%	4.7	1.1%
Net income	$39.1	8.3%	$25.4	6.0%

Net income per share:
Basic	$1.40		$0.83
Diluted	$1.36		$0.80

Weighted-average number of common shares:
Basic	27.9		30.6
Diluted	28.8		31.7

The percentage of our total net sales, by dollar volume, from each of our channels was as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Company-Controlled channel	99.7%	99.0%
Wholesale/Other channel	0.3%	1.0%
Total	100.0%	100.0%

Index
The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Sales change rates:
Retail comparable-store sales (1)	6%	5%
Online and phone	21%	6%
Company-Controlled comparable sales change (1)	7%	5%
Net opened/closed stores	5%	5%
Total Company-Controlled channel	12%	10%
Wholesale/Other channel	(71%)	(3%)
Total net sales change	11%	10%
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.
Other sales metrics were as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Average sales per store (1) ($ in thousands)	$2,932	$2,744
Average sales per square foot (1)	$1,040	$1,003
Stores > $2 million in net sales (2)	71%	66%
Stores > $3 million in net sales (2)	32%	26%
Average revenue per mattress unit – Company-Controlled channel (3)	$4,884	$4,804
___________________________
(1)Trailing-twelve months Company-Controlled comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online and phone sales).
(3)Represents Company-Controlled channel total net sales divided by Company-Controlled channel mattress units.
The number of retail stores operating was as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Beginning of period	611	579
Opened	8	15
Closed	(8)	(9)
End of period	611	585

Index
Comparison of Three Months Ended March 28, 2020 with Three Months Ended March 30, 2019

Net sales

Net sales for the three months ended March 28, 2020 increased by $46 million, or 11%, to $473 million, compared with $426 million for the same period one year ago. The COVID-19 pandemic and ensuing government restrictions have resulted in the temporary closure of most of our retail stores since mid-March. For additional details, see "COVID-19 Pandemic - Impact on our Business" above.

The 11% net sales increase resulted from a 7% comparable sales increase in our Company-Controlled channel and 5 percentage points (ppt.) of sales growth from 26 net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 17.

The $46 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $30 million increase in our Company-Controlled comparable net sales; and (ii) a $19 million increase resulting from net store openings. Wholesale/Other channel sales decreased slightly year-over-year. Company-Controlled mattress unit sales increased 10% compared with the prior year. Average revenue per mattress unit in our Company-Controlled channel totaled $4,884, a 2% increase compared with $4,804 in the prior-year period.

Gross profit

Gross profit of $302 million increased by $40 million, or 15%, compared with $262 million for the same period one year ago. The gross profit rate improved to 63.9% of net sales for the three months ended March 28, 2020, compared with 61.5% for the prior-year comparable period. The current-year gross profit rate increase of 2.4 ppt. was primarily due to three factors: (i) a favorable sales mix of higher-margin products (1.2 ppt.); (ii) reduced warranty expenses (0.5 ppt.); and (iii) current-period manufacturing efficiency gains (0.3 ppt.). In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 28, 2020 were $208 million, or 44.0% of net sales, compared with $187 million, or 43.8% of net sales, for the same period one year ago. The 0.2 ppt. increase in the sales and marketing expense rate was mainly due to: (i) a 16% increase in media expenses that drove additional customer traffic to our sales channels, including stores, online and phone; and (ii) COVID-19 disruption related payroll costs; partially offset by (iii) the expense leverage from the 11% increase in net sales.

General and administrative expenses

General and administrative (G&A) expenses totaled $31 million, or 6.6% of net sales, for the three months ended March 28, 2020, compared with $34 million, or 8.0% of net sales, in the prior-year period. The $3.3 million decrease in G&A expenses consisted primarily of: (i) a $5.0 million decrease in employee compensation primarily resulting from a year-over-year decrease in performance-based incentive compensation; partially offset by (ii) a $1.7 million increase in professional fees and other expenses. The G&A expense rate decreased by 1.4 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above and by the leveraging impact of the 11% net sales increase.

Research and development expenses

Research and development (R&D) expenses increased by 25% to $11 million for the three months ended March 28, 2020, compared with $8 million for the same period one year ago. The R&D expense rate for the three months ended March 28, 2020 increased to 2.2% of net sales, compared with 2.0% of net sales for the prior year. The spending level increase supports our consumer innovation strategy.

Interest expense, net

Interest expense, net decreased to $2.3 million for the three months ended March 28, 2020, compared with $2.6 million for the same period one year ago. The $0.3 million decrease was mainly driven by a reduction in the weighted-average interest rate on borrowings outstanding during the three months ended March 28, 2020 compared with the same period one year ago.

Index
Income tax expense

Income tax expense totaled $11 million for the three months ended March 28, 2020, compared with $5 million last year. The effective income tax rate for the three months ended March 28, 2020 was 22.4%, compared with 15.5% for the comparable period last year, reflecting higher stock-based compensation excess tax benefits in the prior-year period.

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value. The COVID-19 pandemic and ensuing government restrictions have resulted in the temporary closure of most of our retail stores since mid-March. We have taken the following decisive actions to manage liquidity and capital resources through the challenging economic environment caused by the COVID-19 pandemic:

•On March 17, 2020, we drew down an additional $262 million under our credit agreement, which represented all remaining amounts then available under the facility.
•On April 3, 2020, we added a $75 million 364-day term loan under our credit agreement for a total commitment amount of $525 million, with another $75 million available under our accordion (subject to lenders' approval). We fully drew down the term loan and secured an initial interest rate of approximately 3.27%, which is equal to the one-month LIBOR rate plus the applicable margin based on the then-current total leverage ratio. No financial covenants were amended.
•The $262 million and $75 million draws against our credit facility will provide increased liquidity and preserve financial flexibility in consideration of the disruption and uncertainty resulting from the COVID-19 pandemic. Proceeds may be used in the future for working capital and other general corporate purposes as permitted by the credit agreement.
•On April 8, 2020, we announced additional efforts to preserve cash and manage expenses in response to the COVID-19 pandemic including, among other things, discontinuing share repurchases, reducing capital expenditures and negotiating rent deferrals and abatements for stores closed due to COVID-19. We furloughed nearly 40% of our team members with another 30% working reduced hours. Our CEO will not receive any cash compensation for the balance of the year through a 50% deferral and exchanging all remaining salary for restricted stock units. In addition, our Board of Directors and most of our leadership team reduced their cash compensation in exchange for restricted stock units. All team members’ compensation has been meaningfully reduced through variable compensation programs and other actions. We are temporarily suspending the Company's 401(k) match and selected other benefit programs. We also reduced our sales and marketing expenses, and temporarily suspended virtually all discretionary projects.

Our primary sources of liquidity are the $239 million of cash and cash equivalents on our balance sheet at March 28, 2020, the $75 million that we drew down on April 3, 2020 under our credit facility and future cash flows provided by operating activities. Our cash and cash equivalents, the cash generated from future operations and cash available under our revolving credit facility (subject to lenders' approval) are expected to be adequate to maintain operations, and fund anticipated expansion and strategic initiatives for the foreseeable future.

Changes in the cash and cash equivalents during the three months ended March 28, 2020 primarily consisted of $85 million of cash provided by operating activities and a $201 million increase in short-term borrowings, that were partially offset by $10 million of cash used to purchase property and equipment, and $41 million of cash used to repurchase our common stock (based on settlement, $38.6 million under our Board-approved share repurchase program and $2.8 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows ($ in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	March 28, 2020	March 30, 2019
Total cash provided by (used in):
Operating activities	$84.9	$68.1
Investing activities	(10.3)	(17.2)
Financing activities	163.0	(50.9)
Net increase in cash and cash equivalents	$237.6	$0.1

Cash provided by operating activities for the three months ended March 28, 2020 was $85 million, compared with $68 million for the three months ended March 30, 2019. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $14 million increase in net income for the three months ended March 28, 2020, compared with the same period one year ago; (ii) a $15 million fluctuation in accrued compensation and benefits that primarily resulted from year-over-year changes in company-wide performance-based incentive compensation that was accrued and paid in the two comparable periods (higher incentive

Index
compensation paid in 2020 and lower incentive compensation accrued in the first three months of 2020); (iii) a $13 million fluctuation in prepaid expenses and other assets with both periods impacted by the timing of rent payments and changes in business activities; and (iv) a $12 million fluctuation in customer prepayments due to the business disruptions resulting from the COVID-19 pandemic and ensuing government restrictions in the second-half of March 2020.

Net cash used in investing activities to purchase property and equipment was $10 million for the three months ended March 28, 2020, compared with $20 million for the same period one year ago. The year-over-year decrease was primarily due to the timing of cash flows associated with new and remodeled stores’ property and equipment. Based on the expected economic impact of COVID-19, we plan to reduce capital expenditures for 2020 to approximately $35 million versus $59 million in 2019.

Net cash provided by financing activities was $163 million for the three months ended March 28, 2020, compared with $51 million net cash used in investing activities for the same period one year ago. During the three months ended March 28, 2020, we repurchased $41 million of our stock (based on settlement dates, $38.6 million under our Board-approved share repurchase program and $2.8 million in connection with the vesting of employee restricted stock awards), compared with $56 million during the same period one year ago. Short-term borrowings increased by $201 million during the current-year period due to a $215 million increase in borrowings under our revolving credit facility to $446 million, partially offset by a decrease in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings increased by $3 million during the prior-year period due to a $19 million increase in borrowings under our revolving credit facility to $219 million, partially offset by a decrease in book overdrafts.

Under our Board-approved share repurchase program, we repurchased 0.8 million shares at a cost of $38 million (based on trade dates, an average of $49.42 per share) during the three months ended March 28, 2020. During the three months ended March 30, 2019, we repurchased 1.0 million shares at a cost of $41 million (an average of $39.36 per share). The remaining authorization under our Board-approved share repurchase program at March 28, 2020 was $437 million. There is no expiration date governing the period over which we can repurchase shares. In light of the uncertainty surrounding the impact of COVID-19, we have suspended all share repurchases under our Board-approved share repurchase program.

As of March 28, 2020, we had $446 million of borrowings under our credit facility and $4 million in outstanding letters of credit. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit facility is for general corporate purposes and to meet our seasonal working capital requirements. As of March 28, 2020, the weighted-average interest rate on borrowings under the credit facility was 2.9% and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio consistent with our credit agreement. As of March 28, 2020, we were in compliance with all financial covenants.

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

Index

Non-GAAP Data Reconciliations
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
Our Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income	$39,140	$25,418	$95,567	$74,409
Income tax expense	11,330	4,680	25,313	15,834
Interest expense	2,357	2,610	11,338	7,994
Depreciation and amortization	15,253	15,637	61,026	61,673
Stock-based compensation	2,051	3,638	15,070	11,966
Asset impairments	3	139	49	235
Adjusted EBITDA	$70,134	$52,122	$208,363	$172,111

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net cash provided by operating activities	$84,941	$68,136	$205,965	$150,420
Subtract: Purchases of property and equipment	10,351	19,743	49,847	56,453
Free cash flow	$74,590	$48,393	$156,118	$93,967

Index

Non-GAAP Data Reconciliations (continued)
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

	Trailing-Twelve Months Ended
	March 28, 2020	March 30, 2019
Net operating profit after taxes (NOPAT)
Operating income	$132,203	$98,234
Add: Rent expense (1)	89,237	81,949
Add: Interest income	15	4
Less: Depreciation on capitalized operating leases (2)	(22,883)	(20,815)
Less: Income taxes (3)	(47,453)	(38,490)
NOPAT	$151,119	$120,882
Average invested capital
Total deficit	$(155,909)	$(124,640)
Less: Cash greater than target (4)	(113,397)	—
Add: Long-term debt (5)	446,733	219,533
Add: Capitalized operating lease obligations (6)	713,896	655,592
Total invested capital at end of period	$891,323	$750,485
Average invested capital (7)	$790,420	$732,890
Return on invested capital (ROIC) (8)	19.1%	16.5%
___________________________
(1)Rent expense is added back to operating income to show the impact of owning versus leasing the related assets.
(2)Depreciation is based on the average of the last five fiscal quarters' ending capitalized operating lease obligations (see note 6) for the respective reporting periods with an assumed thirty-year useful life. This life assumption is based on our long-term participation in given markets though specific retail location lease commitments, which are generally 5 to 10 years at inception. This is subtracted from operating income to illustrate the impact of owning versus leasing the related assets.
(3)Reflects annual effective income tax rates, before discrete adjustments, of 23.9% and 24.2% for 2020 and 2019, respectively.
(4)Cash greater than target is defined as cash, cash equivalents and marketable debt securities less customer prepayments in excess of $100 million.
(5)Long-term debt includes existing finance lease liabilities.
(6)A multiple of eight times annual rent expense is used as an estimate for capitalizing our operating lease obligations. The methodology utilized aligns with the methodology of a nationally recognized credit rating agency.
(7)Average invested capital represents the average of the last five fiscal quarters' ending invested capital balances.
(8)ROIC equals NOPAT divided by average invested capital.
Note - Our ROIC calculation and data are considered non-GAAP financial measures and are not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates analysis of the Company's financial performance by investors and financial analysts.
GAAP - generally accepted accounting principles in the U.S.

Off-Balance-Sheet Arrangements and Contractual Obligations
As of March 28, 2020, we were not involved in any unconsolidated special purpose entity transactions. Other than our $4 million in outstanding letters of credit, we do not have any off-balance-sheet financing.
There have been no material changes in our contractual obligations, other than the amendment to our credit agreement, since the end of fiscal 2019. See Note 5, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 for additional information regarding our other contractual obligations.

Index

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There were no significant changes in our critical accounting policies since the end of fiscal 2019 other than adding goodwill and indefinite-lived intangible assets as a critical accounting policy.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Our indefinite-lived intangible assets include trade names/trademarks.

See Note 1, Business and Summary of Significant Accounting Policies, and Note 5, Goodwill and Intangible Assets, Net, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the 2019 Annual Report on Form 10-K, for a complete discussion of our goodwill and indefinite-lived intangible assets.
	The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Management’s assumptions also include projected revenues, operating profit levels and discount rates, as well as consideration of any other factors that may indicate potential impairment.	In the fourth quarter of fiscal 2019, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. We believe our assumptions and judgments used in estimating cash flows and determining fair value were reasonable. However, unexpected changes to such assumptions and judgments could affect our impairment analyses and future results of operations, including an impairment charge that could be material. There have been no significant changes for the quarter ended March 28, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $3.4 million based on the $446 million of borrowings under our revolving credit facility at March 28, 2020. We do not manage the interest-rate volatility risk of borrowings under our credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 28, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 27, 2018, Level Sleep, LLC (Level Sleep) filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the Patents), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360® beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. On January 14, 2020, the Court granted summary judgment in favor of Sleep Number, finding that Sleep Number’s products do not infringe the Patents. Level Sleep has filed a notice of appeal of the Court’s summary judgment order. We intend to continue vigorously defending this matter.

ITEM 1A. RISK FACTORS

In addition to the risks discussed below and other information set forth in this Quarterly Report on Form 10-Q, our business, financial condition and operating results are subject to a number of risks and uncertainties, including both those that are specific to our business and others that affect all businesses operating in a global environment. Investors should carefully consider the information in this report under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations and also the information under the heading, Risk Factors in our most recent Annual Report on Form 10-K. The risk factors discussed in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional risk factors that are not presently known to us or that we currently consider to be immaterial to our operations.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business and our financial results.

The outbreak of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which is adversely affecting our business operations and our financial results. As the COVID-19 pandemic continues, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to close certain businesses, stay at home, practice social distancing or self-quarantine have increased resulting in the temporary closure of the majority of our stores nationwide since mid-March. These actions have adversely affected our business, operations, demand for our product, traffic to our stores, and macroeconomic factors that affect us, such as consumer confidence and spending which have, in turn resulted in a loss of sales and profits. With most of our retail store locations across the country temporarily closed and our delivery operations adversely impacted, we have shifted to scale our digital capabilities including: remote retail selling, customer service, private appointments, flexible work schedules, solutions for contactless delivery, and remote access for team members across the country. We may further restrict the operations of our stores, delivery operations, and manufacturing and distribution facilities if we deem this necessary or if recommended or mandated by authorities and these measures could have a further material impact on our sales and profits.

In addition, we expect to incur increased costs in our response to the pandemic, including, but not limited to, costs incurred to implement the operational changes described above and certain payments to or other costs relating to team members who are not working during the pandemic.

In response to the significant reduction in customer visits to, and spending at, our stores caused by COVID-19, we have taken actions to maintain liquidity including:

•discontinuing share repurchases;
•reducing capital expenditures;
•negotiating rent deferrals and abatements for stores closed due to COVID-19;
•furloughing nearly 40% of our team members and reducing the working hours of another 30% of our team members;

Index

•CEO, board members and most of our leadership team deferred all or a portion of their cash compensation for the balance of the year in exchange for restricted stock units;
•meaningfully reducing all team members’ compensation through variable compensation programs and other actions;
•temporarily suspending our 401(k) match and selected other employee benefit programs;
•reducing our sales and marketing expenses; and
•temporarily suspending virtually all discretionary projects across the company.

It is possible that our cost reduction efforts may be insufficient to maintain adequate liquidity. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could continue to adversely affect our business and financial results in the future.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. In light of our reduced marketing expenses and adjustments to our marketing messages due to COVID-19, we may not be as successful in developing effective messages and achieving efficiency in our advertising expenditures.

Our business depends heavily on the uninterrupted operation of our two main manufacturing plants located in Irmo, South Carolina and Salt Lake City, Utah as well as our assembly distribution centers, two of which are co-located at the manufacturing plants and others located in Baltimore, Maryland and the greater Los Angeles, California area. Our business also depends on the successful operation of our bedding collection fulfillment center in Brooklyn Park, Minnesota and headquarters in Minneapolis, Minnesota. The operation of all of our facilities is critically dependent on our team members who staff these locations, and COVID-19 could directly threaten or impact their health and/or ability to work, and, therefore, adversely affect the operations of our facilities. In addition, governmental mandates or recommendations in these jurisdictions could limit or adversely impact our ability to continue these operations.

COVID-19 also impacted, and may continue to impact, our retail stores, home delivery operations, logistics, and domestic and foreign supply chain, including raw materials and components we source from third parties, particularly as a result of governmental mandates or recommendations.

Our temporary suspension of virtually all discretionary spending across the company and the inability or limitations of certain suppliers, both domestic and foreign, to operate due to governmental mandates or recommendations has delayed and may continue to delay the introduction of new product lines.

We have seen, and may continue to see, significant deterioration in macroeconomic factors that typically affect us, such as consumer confidence and spending.

The extent and duration of the impact of COVID-19 on our business, operations, and financial results will also depend on future developments, including the duration and spread of the outbreak, governmental mandates and recommendations, and the related impact on consumer confidence and spending, all of which are highly uncertain and unpredictable.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
December 29, 2019 through January 25, 2020	240,764	$48.10	238,900	$463,993,000
January 26, 2020 through February 22, 2020	224,831	$54.37	224,400	$451,795,000
February 23, 2020 through March 28, 2020	422,589	$40.58	307,886	$436,889,000
Total	888,184	$46.11	771,186	$436,889,000
___________________________
(1)Under our Board-approved $500 million share repurchase program (effective September 29, 2019), we repurchased 771,186 shares of our common stock at a cost of $38 million (based on trade dates) during the three months ended March 28, 2020.
(2)In connection with the vesting of employee restricted stock grants, we also repurchased 116,998 shares of our common stock at a cost of $2.8 million during the three months ended March 28, 2020.
(3)There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status. In light of the uncertainty surrounding the impact of COVID-19, we have suspended all share repurchases under our Board-approved share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*
Second Amendment to Amended and Restated Credit and Security Agreement, dated as of April 3, 2020 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto

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
* Filed Herewith

Index

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	May 1, 2020	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)