Form 10-Q
period 2020-06-27
Sleep Number Corp
filed 2020-07-24
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒
As of June 27, 2020, 27,725,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	June 27, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$1,651	$1,593
Accounts receivable, net of allowance for doubtful accounts of $957 and $898, respectively	15,754	19,978
Inventories	81,674	87,065
Prepaid expenses	12,072	15,335
Other current assets	30,607	36,397
Total current assets	141,758	160,368

Non-current assets:
Property and equipment, net	186,943	197,421
Operating lease right-of-use assets	315,221	327,017
Goodwill and intangible assets, net	74,109	73,226
Other non-current assets	50,767	48,011
Total assets	$768,798	$806,043

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under credit facility	$227,240	$231,000
Accounts payable	94,966	134,594
Customer prepayments	51,235	34,248
Accrued sales returns	17,196	19,809
Compensation and benefits	33,067	40,321
Taxes and withholding	21,085	22,171
Operating lease liabilities	60,180	59,561
Other current liabilities	57,547	53,070
Total current liabilities	562,516	594,774

Non-current liabilities:
Deferred income taxes	8,191	3,808
Operating lease liabilities	286,292	298,090
Other non-current liabilities	74,817	68,802
Total liabilities	931,816	965,474

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 27,725 and 27,961 shares issued and outstanding, respectively	277	280
Additional paid-in capital	5,519	—
Accumulated deficit	(168,814)	(159,711)
Total shareholders’ deficit	(163,018)	(159,431)
Total liabilities and shareholders’ deficit	$768,798	$806,043
See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$284,938	$355,963	$757,504	$782,408
Cost of sales	121,928	138,777	292,363	302,989
Gross profit	163,010	217,186	465,141	479,419

Operating expenses:
Sales and marketing	130,165	168,839	337,909	355,666
General and administrative	36,716	33,045	67,788	67,368
Research and development	8,254	8,057	18,755	16,433
Total operating expenses	175,135	209,941	424,452	439,467
Operating (loss) income	(12,125)	7,245	40,689	39,952
Interest expense, net	3,940	3,228	6,284	5,837
(Loss) income before income taxes	(16,065)	4,017	34,405	34,115
Income tax (benefit) expense	(3,435)	(263)	7,895	4,417
Net (loss) income	$(12,630)	$4,280	$26,510	$29,698

Basic net (loss) income per share:
Net (loss) income per share – basic	$(0.45)	$0.14	$0.95	$0.98
Weighted-average shares – basic	27,923	29,873	27,890	30,247

Diluted net (loss) income per share:
Net (loss) income per share – diluted	$(0.45)	$0.14	$0.93	$0.95
Weighted-average shares – diluted	27,923	30,531	28,523	31,134

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2019	27,961	$280	$—	$(159,711)	$(159,431)
Net income	—	—	—	39,140	39,140
Exercise of common stock options	167	1	3,282	—	3,283
Stock-based compensation	396	4	2,047	—	2,051
Repurchases of common stock	(888)	(9)	(5,329)	(35,614)	(40,952)
Balance at March 28, 2020	27,636	$276	$—	$(156,185)	$(155,909)
Net loss	—	—	—	(12,630)	(12,630)
Exercise of common stock options	33	—	817	—	817
Stock-based compensation	71	1	5,032	—	5,033
Repurchases of common stock	(15)	—	(330)	1	(329)
Balance at June 27, 2020	27,725	$277	$5,519	$(168,814)	$(163,018)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 29, 2018	30,868	$309	$—	$(109,859)	$(109,550)
Net income	—	—	—	25,418	25,418
Exercise of common stock options	151	2	2,834	—	2,836
Stock-based compensation	364	3	3,635	—	3,638
Repurchases of common stock	(1,170)	(12)	(6,469)	(40,501)	(46,982)
Balance at March 30, 2019	30,213	$302	$—	$(124,942)	$(124,640)
Net income	—	—	—	4,280	4,280
Exercise of common stock options	115	1	2,158	—	2,159
Stock-based compensation	99	1	4,249	—	4,250
Repurchases of common stock	(1,104)	(11)	(6,407)	(36,933)	(43,351)
Balance at June 29, 2019	29,323	$293	$—	$(157,595)	$(157,302)

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$26,510	$29,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,811	31,187
Stock-based compensation	7,084	7,888
Net loss (gain) on disposals and impairments of assets	224	(431)
Deferred income taxes	4,383	721
Changes in operating assets and liabilities:
Accounts receivable	4,224	5,214
Inventories	5,391	(2,977)
Income taxes	2,508	(9,195)
Prepaid expenses and other assets	7,018	(8,580)
Accounts payable	(14,804)	12,408
Customer prepayments	16,987	3,407
Accrued compensation and benefits	(7,405)	2,348
Other taxes and withholding	(3,594)	(1,836)
Other accruals and liabilities	7,664	495
Net cash provided by operating activities	87,001	70,347

Cash flows from investing activities:
Purchases of property and equipment	(21,695)	(33,896)
Proceeds from sales of property and equipment	25	2,571
Purchase of intangible assets	(945)	—
Net cash used in investing activities	(22,615)	(31,325)

Cash flows from financing activities:
Repurchases of common stock	(41,774)	(99,684)
Net (decrease) increase in short-term borrowings	(26,364)	56,758
Proceeds from issuance of common stock	4,100	4,995
Debt issuance costs	(290)	(1,019)
Net cash used in financing activities	(64,328)	(38,950)

Net increase in cash and cash equivalents	58	72
Cash and cash equivalents, at beginning of period	1,593	1,612
Cash and cash equivalents, at end of period	$1,651	$1,684

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended June 27, 2020 of Sleep Number Corporation and our 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of June 27, 2020 and December 28, 2019, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period. Additionally, based on the duration and severity of the current global situation involving the novel coronavirus (COVID-19) pandemic, including but not limited to general economic conditions, consumer confidence, store closings mandated by federal, state or local authorities and possible supply chain disruptions, the extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.

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

We adopted option a. above and continue to recognize rent expense on a straight-line basis. We deferred approximately $5 million in rent cash payments from the second quarter of fiscal 2020 to future periods, including $3.5 million of rent payments related to leases where we have a signed agreement related to the deferrals and the remainder related to leases we are still in the process of negotiating with the lessors. See Note 6. Leases, for further information.

2. Fair Value Measurements

At June 27, 2020 and December 28, 2019, we had $10 million and $8 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $10 million and $8 million at June 27, 2020 and December 28, 2019, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	June 27, 2020	December 28, 2019
Raw materials	$7,662	$6,231
Work in progress	86	31
Finished goods	73,926	80,803
	$81,674	$87,065

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64 million at June 27, 2020 and December 28, 2019. Indefinite-lived trade name/trademarks totaled $1.4 million at June 27, 2020 and December 28, 2019.

Definite-Lived Intangible Assets

Developed Technologies

The gross carrying amount of our developed technologies was $19 million at June 27, 2020 and December 28, 2019. Accumulated amortization was $12 million and $11 million at June 27, 2020 and December 28, 2019, respectively.

Amortization expense for both the three months ended June 27, 2020 and June 29, 2019, was $0.5 million. Amortization expense for the six months ended June 27, 2020 and June 29, 2019, was $1.1 million.

Other

In June 2020, we purchased certain other definite-lived intangible assets for a total purchase price of $2 million and will amortize them over an average of nine years. Amortization expense for the three and six months ended June 27, 2020 was not significant.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2020 (excluding the six months ended June 27, 2020)	$1,238
2021	2,403
2022	2,403
2023	1,431
2024	222
2025	226
Thereafter	743
Total future amortization for definite-lived intangible assets	$8,666

5. Credit Agreement

Our credit facility as of June 27, 2020, had a total commitment amount of $525 million. The credit facility is for general corporate purposes and to meet our seasonal working capital requirements. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement matures in February 2024. We were in compliance with all financial covenants as of June 27, 2020.

On April 3, 2020, we amended the credit agreement to add a 364-day term loan facility up to an aggregate commitment of $75 million under our credit agreement for a total commitment amount of $525 million, with an additional $75 million remaining available under our accordion (subject to lenders' approval). We fully drew down the term loan and secured an initial interest rate of approximately 3.27%, which was equal to the one-month LIBOR rate plus the applicable margin based on the then-current total leverage ratio. In addition, the amendment: (a) increases the floor for loans based on LIBOR to at least 0.75% and (b) prohibits the use of proceeds of the revolving loan, term loan or letters of credit under the credit agreement, as amended, to make capital distributions (as defined in the credit agreement, as amended, to include, among other items, dividends and share repurchases). No financial covenants were amended. The additional borrowings were undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of disruption and uncertainty resulting from the COVID-19 pandemic. Proceeds may be used in the future for working capital and other general corporate purposes permitted by the credit agreement, as amended.
The following table summarizes our borrowings under the credit facility ($ in thousands):

	June 27, 2020	December 28, 2019
Outstanding borrowings (1)	$227,240	$231,000
Outstanding letters of credit	$3,997	$3,497
Additional borrowing capacity	$293,763	$215,503
Weighted-average interest rate	3.0%	3.5%
(1) Outstanding borrowings at June 27, 2020 include the $75 million term loan due April 2, 2021.

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

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

At June 27, 2020, our finance right-of-use assets and lease liabilities were not significant.

Operating lease costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease costs(1)	$22,357	$21,079	$45,303	$42,136
Variable lease costs	$263	$423	$275	$921
___________________________
(1)Includes short-term lease costs which are not significant.

The maturities of operating lease liabilities as of June 27, 2020, were as follows(1) (in thousands):

2020 (excluding the six months ended June 27, 2020)	42,344
2021	79,043
2022	70,634
2023	60,697
2024	48,887
2025	40,043
Thereafter	92,379
Total lease payments(2)	434,027
Less: Interest	87,555
Present value of operating lease liabilities(3)	$346,472
___________________________
(1)We deferred certain lease payments initially due in the second quarter of fiscal 2020 to future periods. These deferred rent payments of $5 million are excluded from this table and are included in Other current liabilities. See Note 1, Business and Summary of Significant Accounting Policies, New Accounting Pronouncements, Recently Adopted Accounting Guidance.
(2)Total lease payments exclude $53 million of legally binding minimum lease payments for leases signed but not yet commenced.
(3)Includes the current portion of $60 million for operating lease liabilities.

Other information related to operating leases was as follows:

	June 27, 2020	December 28, 2019
Weighted-average remaining lease term (years)	6.5	6.6
Weighted-average discount rate	7.1%	7.2%

	Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Cash paid for amounts included in present value of operating lease liabilities	$42,773	$39,941
Right-of-use assets obtained in exchange for operating lease liabilities	$17,670	$36,543

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Amount repurchased under Board-approved share repurchase program	$—	$40,000	$38,111	$80,900
Amount repurchased in connection with the vesting of employee restricted stock grants	329	3,351	3,170	9,433
Total amount repurchased (based on trade dates)	$329	$43,351	$41,281	$90,333

As of June 27, 2020, the remaining authorization under our Board-approved share repurchase program was $437 million.

In light of the uncertainty surrounding the impact of COVID-19, we have suspended all share repurchases under our Board-approved share repurchase program.

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our condensed consolidated balance sheets as follows (in thousands):

	June 27, 2020	December 28, 2019
Deferred Contract Assets included in:
Other current assets	$23,448	$23,568
Other non-current assets	34,678	33,782
	$58,126	$57,350

	June 27, 2020	December 28, 2019
Deferred Contract Liabilities included in:
Other current liabilities	$32,423	$34,204
Other non-current liabilities	45,732	44,970
	$78,155	$79,174

During the three months ended June 27, 2020 and June 29, 2019, we recognized revenue of $10 million and $8 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods. During the six months ended June 27, 2020 and June 29, 2019, we recognized revenue of $18 million and $17 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 97% of our revenues for the three and six months ended June 27, 2020 and approximately 98% of our revenues for the three and six months ended June 29, 2019.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Net sales were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Retail	$205,759	$327,999	$641,116	$720,225
Online and phone	78,462	25,412	114,379	55,175
Total Retail	284,221	353,411	755,495	775,400
Wholesale/Other	717	2,552	2,009	7,008
Total Company	$284,938	$355,963	$757,504	$782,408
Obligation for Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	June 27, 2020	June 29, 2019
Balance at beginning of year	$19,809	$19,907
Additions that reduce net sales	30,901	37,543
Deductions from reserves	(33,514)	(39,684)
Balance at end of period	$17,196	$17,766

9. Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Stock awards	$4,440	$3,696	5,846	$6,729
Stock options	593	554	1,238	1,159
Total stock-based compensation expense (1)	5,033	4,250	7,084	7,888
Income tax benefit	1,218	1,066	1,714	1,964
Total stock-based compensation expense, net of tax	$3,815	$3,184	$5,370	$5,924
(1) Changes in 2020 stock-based compensation expense reflect the cumulative impact of the change in the expected achievements of certain performance targets.

10. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended June 27, 2020 and June 29, 2019, our contributions, net of forfeitures, were $0.5 million and $1.5 million, respectively. During the six months ended June 27, 2020 and June 29, 2019, our contributions, net of forfeitures, were $2.1 million and $3.0 million, respectively.

Effective May 2020 due to the business impact of the COVID-19 pandemic, we temporarily suspended making discretionary 401(k) plan contributions.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net (Loss) Income per Common Share

The components of basic and diluted net (loss) income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net (loss) income	$(12,630)	$4,280	$26,510	$29,698
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	27,923	29,873	27,890	30,247
Dilutive effect of stock-based awards	—	658	633	887
Diluted weighted-average shares outstanding	27,923	30,531	28,523	31,134
Net (loss) income per share – basic	$(0.45)	$0.14	$0.95	$0.98
Net (loss) income per share – diluted	$(0.45)	$0.14	$0.93	$0.95

For the three months ended June 27, 2020, potentially dilutive stock-based awards have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on our net loss per diluted share. For the three months ended June 29, 2019 and the six months ended June 27, 2020 and June 29, 2019, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	June 27, 2020	June 29, 2019
Balance at beginning of year	$11,345	$10,389
Additions charged to costs and expenses for current-year sales	4,965	5,003
Deductions from reserves	(4,789)	(5,591)
Changes in liability for pre-existing warranties during the current year, including expirations	(89)	1,418
Balance at end of period	$11,432	$11,219

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

On September 18, 2018, two former Home Delivery team members filed suit, now venued in San Diego County Superior Court, California, alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Complaint sought damages in the form of civil penalties and plaintiffs’ attorneys’ fees. The parties have executed a settlement agreement pending Court approval, which includes the settlement and release of certain additional related claims that are contained in a consolidated complaint. We intend to continue vigorously defending this matter in the event the Court does not approve the settlement.

On March 27, 2018, Level Sleep, LLC (Level Sleep) filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the Patents), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360® beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. On January 14, 2020, the Court granted summary judgment in favor of Sleep Number, finding that Sleep Number’s products do not infringe the Patents. Level Sleep has filed an appeal of the Court’s summary judgment order. We intend to continue vigorously defending this matter.

13. COVID-19 Pandemic

The COVID-19 pandemic and ensuing government restrictions resulted in the temporary closure of 47% of retail stores on average during the three months ended June 27, 2020. More than 95% of our stores were open as of June 27, 2020. The pandemic has adversely impacted our revenue growth and our financial performance. The length and severity of the reduction in consumer demand due to the pandemic and the impact on our future financial performance remains uncertain.

In response to the pandemic, we have taken decisive actions to focus on the health and safety of our team members and customers, strengthening our liquidity, cash flows and financial position, and mitigating the future impact on our operations and financial performance. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II: Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

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
•Our ability to execute our Total Retail distribution strategy;
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

We generate revenue by marketing our innovations to new and existing customers, and selling products through Total Retail and Wholesale/Other. Total Retail, which includes Stores, Online, Chat and Phone, sells directly to consumers. Wholesale/Other sells to and through selected wholesale customers in the United States.

We are committed to delivering superior shareholder value by: (1) increasing consumer demand; (2) leveraging our business model; and (3) deploying capital efficiently.

COVID-19 Pandemic - Impact on our Business

The COVID-19 pandemic and ensuing government restrictions resulted in the temporary closure of 47% of our retail stores on average during the three months ended June 27, 2020. More than 95% of our stores were open as of June 27, 2020. The pandemic has adversely impacted our revenue and overall financial performance. The length and severity of the reduction in consumer demand due to the pandemic and the impact on our future financial performance remains uncertain. See Part II: Item 1A. Risk Factors for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

In response to the pandemic, we have prioritized the health and safety of our team members, serving our customers and ensuring business continuity. We have taken decisive actions to strengthen our liquidity, cash flows and financial position, and to mitigate the future impact on our operations and financial performance. These measures include, but are not limited to, the following:

Health and Safety of our Team Members and Customers. Upon onset of the COVID-19 pandemic, we have implemented precautionary and sanitary guidelines throughout our operations, including stores, manufacturing, home delivery and headquarters based on the Centers for Disease Control and Prevention’s (CDC) recommendations.

Expense Management. With the reduction in revenue growth due to the pandemic, we have, and will continue to implement appropriate cost cutting actions as needed, including:

•In April 2020, we furloughed nearly 40% of our team members with another 30% working reduced hours. The majority of our team members returned to work as stores reopened and customer demand increased during the quarter. In response to changes in the business, we have restructured some teams, which resulted in less than 10% of positions being eliminated from across the country as we reallocated headcount to support the changing needs of our business.
•A significant amount of our team members’ compensation depends on Company performance against predetermined goals and changes in shareholder value. Our CEO will not receive any cash compensation for the balance of the year through a 50% deferral and exchanging all remaining salary for restricted stock units. In addition, our board and most of our leadership team reduced their cash compensation in exchange for restricted stock units. All team members’ cash compensation has been meaningfully reduced to-date through variable compensation programs and other actions.
•We temporarily suspended our 401(k) match and selected other employee benefit programs.
•We reduced our sales and marketing expenses, and halted most discretionary projects across the company.
•We negotiated rent deferrals and abatements for stores closed due to COVID-19.

Liquidity, Cash Flows and Financial Position. We have taken the following actions to preserve cash, increase liquidity and strengthen our financial position:

•Added $75 million of additional liquidity on April 3, 2020 through an incremental 364-day term loan under our credit facility’s $150 million accordion.
•Suspended share repurchases under our Board-approved share repurchase program for the remainder of 2020.
•Reduced capital expenditures to $22 million for the six months ended June 27, 2020, compared with $34 million during the comparable period one year ago.
•Net liquidity available under our credit facility was $294 million at June 27, 2020 - $129 million greater than one year ago.
•Our leverage ratio as defined in our credit agreement was 2.8x as of June 27, 2020. The maximum leverage ratio under our credit agreement is 4.5x.

Index
CARES Act. On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) into law. The CARES Act includes the following relief, among others:

•Amended federal tax laws to permit 100% bonus depreciation for eligible qualified improvement property placed in service by the taxpayer after December 31, 2017 and before January 1, 2023.
•Employers are eligible for a 50 percent refundable payroll tax credit on wages paid up to $10,000, per employee, during the crisis. The credit would be available to employers whose businesses were disrupted due to virus shutdowns and those that had a decrease in gross receipts of 50 percent or more when compared to the same quarter last year. The credit can be claimed for employees who are retained but not currently working due to the crisis for firms with more than 100 employees.
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

Highlights

Financial highlights for the three months ended June 27, 2020 were as follows:

•The COVID-19 pandemic and ensuing government restrictions resulted in the temporary closure of 47% of our retail stores on average during the three months ended June 27, 2020. We took decisive action to manage liquidity and costs through the challenging economic environment caused by the COVID-19 pandemic. For additional details, see "COVID-19 Pandemic - Impact on our Business" above.
•As of June 27, 2020, more than 95% of our stores were open.
•Net sales for the three months ended June 27, 2020 decreased 20% to $285 million, compared with $356 million for the same period one year ago.
•The 20% net sales decrease was due to a 21% comparable sales decrease in Total Retail, partially offset by 1 percentage point (ppt.) of sales growth from net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 17.
•Sales per store (sales for stores open at least one year, Total Retail, including online and phone sales) on a trailing twelve-month basis for the period ended June 27, 2020 totaled $2.8 million, 1% higher than the same period last year.
•As part of our efforts to navigate the uncertainties of the COVID-19 pandemic, we reduced operating expenses 17%, or $35 million, to $175 million, compared with $210 million in the prior-year period while continuing to support our innovation initiatives.
•Operating loss for the three months ended June 27, 2020 was $12 million, a decrease of $19 million, compared with operating income of $7 million in the prior-year period.
•The operating loss for the three months ended June 27, 2020 resulted from the 20% decrease in net sales and a 3.8 ppt. decrease in the gross profit rate. The 3.8 ppt. gross profit rate decrease was primarily due to two factors: (i) an unfavorable sales mix of lower-margin products driven primarily by an increase to 28% of sales from online, phone and chat compared with 7% in the prior-year period; and (ii) deleverage from the 20% net sales decrease, including the associated operational inefficiencies.
•During the three months ended June 27, 2020, we continued to prioritize investments in near- and long-term growth drivers, including $8.3 million of R&D expenses that support our innovation strategy. In addition, during the three months ended June 27, 2020, we purchased a patent portfolio to further strengthen our competitive position related to the cooling and heating of beds and bedding.

Index
•Net loss for the three months ended June 27, 2020 was $13 million, compared with net income of $4 million for the same period one year ago. Net loss per diluted share was $0.45, compared with net income per diluted share of $0.14 last year.
•Cash provided by operating activities for the six months ended June 27, 2020 increased by $17 million, or 24%, to $87 million, compared with $70 million for the same period one year ago.
•Cash and cash equivalents at June 27, 2020 totaled $2 million. At June 27, 2020, we had $227 million of borrowings under our credit facility, including the $75 million 364-day term loan which we added on April 3, 2020. Net liquidity available under our credit facility was $294 million at June 27, 2020.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
Net sales	$284.9	100.0%	$356.0	100.0%	$757.5	100.0%	$782.4	100.0%
Cost of sales	121.9	42.8%	138.8	39.0%	292.4	38.6%	303.0	38.7%
Gross profit	163.0	57.2%	217.2	61.0%	465.1	61.4%	479.4	61.3%
Operating expenses:
Sales and marketing	130.2	45.7%	168.8	47.4%	337.9	44.6%	355.7	45.5%
General and administrative	36.7	12.9%	33.0	9.3%	67.8	8.9%	67.4	8.6%
Research and development	8.3	2.9%	8.1	2.3%	18.8	2.5%	16.4	2.1%
Total operating expenses	175.1	61.5%	209.9	59.0%	424.5	56.0%	439.5	56.2%
Operating (loss) income	(12.1)	(4.3%)	7.2	2.0%	40.7	5.4%	40.0	5.1%
Interest expense, net	3.9	1.4%	3.2	0.9%	6.3	0.8%	5.8	0.7%
(Loss) income before income taxes	(16.1)	(5.6%)	4.0	1.1%	34.4	4.5%	34.1	4.4%
Income tax (benefit) expense	(3.4)	(1.2%)	(0.3)	(0.1%)	7.9	1.0%	4.4	0.6%
Net (loss) income	$(12.6)	(4.4%)	$4.3	1.2%	$26.5	3.5%	$29.7	3.8%

Net (loss) income per share:
Basic	$(0.45)		$0.14		$0.95		$0.98
Diluted	$(0.45)		$0.14		$0.93		$0.95

Weighted-average number of common shares:
Basic	27.9		29.9		27.9		30.2
Diluted	27.9		30.5		28.5		31.1

The percentage of our total net sales, by dollar volume, was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Total Retail	99.7%	99.3%	99.7%	99.1%
Wholesale/Other	0.3%	0.7%	0.3%	0.9%
Total Company	100.0%	100.0%	100.0%	100.0%

Index
The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales change rates:
Retail comparable-store sales (1)	(40%)	9%	(14%)	7%
Online and phone	209%	2%	107%	4%
Total Retail comparable sales change (1)	(21%)	8%	(5%)	7%
Net opened/closed stores	1%	5%	2%	4%
Total Retail	(20%)	13%	(3%)	11%
Wholesale/Other	(72%)	(44%)	(71%)	(23%)
Total Company net sales change	(20%)	13%	(3%)	11%
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.
Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Average sales per store (1) ($ in thousands)	$2,830	$2,800
Average sales per square foot (1)	$988	$1,015
Stores > $2 million in net sales (2)	63%	69%
Stores > $3 million in net sales (2)	25%	28%
Average revenue per mattress unit (3)	$4,767	$4,945	$4,839	$4,868
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online and phone sales).
(3)Represents Total Retail net sales divided by Total Retail mattress units.
The number of retail stores operating was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beginning of period	611	585	611	579
Opened	6	17	14	32
Closed	(19)	(8)	(27)	(17)
End of period	598	594	598	594

Index
Comparison of Three Months Ended June 27, 2020 with Three Months Ended June 29, 2019

Net sales

Net sales for the three months ended June 27, 2020 decreased by $71 million, or 20%, to $285 million, compared with $356 million for the same period one year ago. The COVID-19 pandemic and ensuing government restrictions resulted in the temporary closure of 47% of our retail stores on average during the three months ended June 27, 2020. More than 95% of our stores were open as of June 27, 2020. For additional details, see "COVID-19 Pandemic - Impact on our Business" above.

The 20% net sales decrease consisted of a 21% comparable sales decrease in Total Retail partially offset by 1 percentage point (ppt.) of sales growth from net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 17.

The $71 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $70 million decrease in our Total Retail comparable net sales; and (ii) a $2 million decrease in Wholesale/Other sales; partially offset by (iii) a $1 million increase resulting from net store openings. Total Retail mattress unit sales decreased 17% compared with the prior year. Total Retail average revenue per mattress unit was $4,767, a 4% decrease compared with $4,945 in the prior-year period.

Gross profit

Gross profit of $163 million decreased by $54 million, or 25%, compared with $217 million for the same period one year ago. The gross profit rate decreased to 57.2% of net sales for the three months ended June 27, 2020, compared with 61.0% for the prior-year comparable period. The current-year gross profit rate decrease of 3.8 ppt. was mainly due to two factors that resulted from the pandemic's disruption on our business: (i) an unfavorable sales mix of lower-margin products (2.6 ppt.) driven primarily by an increase to 28% of net sales generated from online, phone and chat compared with 7% in the prior-year period (for the six months ended June 27, 2020, 15% of net sales were generated from online, phone and chat compared with 7% in the prior-year period); and (ii) deleverage from the 20% net sales decrease, including the associated operational inefficiencies (1.2 ppt.). In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 27, 2020 were $130 million, or 45.7% of net sales, compared with $169 million, or 47.4% of net sales, for the same period one year ago. The $39 million decrease was primarily due to the decisive actions we took to manage expenses in response to the COVID-19 pandemic and the ensuing government restrictions that resulted in the temporary closure of most of our stores. These actions included reducing media expenses by 34% compared with the same period last year and controlling payroll costs via furloughs and reduced team members' hours. The sales and marketing expense rate decreased by 1.7 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above; partially offset by the deleveraging impact of the 20% net sales decrease.

General and administrative expenses

General and administrative (G&A) expenses totaled $37 million, or 12.9% of net sales, for the three months ended June 27, 2020, compared with $33 million, or 9.3% of net sales, in the prior-year period. The $3.7 million increase in G&A expenses consisted primarily of: (i) a $5.0 million increase in broad-participation performance-based incentive compensation (in the first quarter of 2020 no performance-based company-wide incentive compensation expense was recorded based on the expected impact the pandemic would have on our 2020 financial performance); and (ii) ) $1.0 million of severance costs resulting from the permanent elimination of certain roles due to changing business needs based on the COVID-19 pandemic; partially offset by (iii) a $2.3 million decrease in travel expenses, professional fees and other expenses. The G&A expense rate increased by 3.6 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above and by the deleveraging impact of the 20% net sales decrease.

Research and development expenses

Research and development (R&D) expenses increased to $8.3 million for the three months ended June 27, 2020, compared with $8.1 million for the same period last year as we continued to prioritize our long-term innovation initiatives. The R&D expense rate for the three months ended June 27, 2020 increased to 2.9% of net sales, compared with 2.3% of net sales for the prior year due to the deleveraging impact of the 20% net sales decrease.

Index
Interest expense, net

Interest expense, net increased to $3.9 million for the three months ended June 27, 2020, compared with $3.2 million for the same period one year ago. The $0.7 million increase was mainly driven by a higher level of outstanding borrowings during the three months ended June 27, 2020, compared with the same period one year ago.

Income tax expense

Income tax benefit totaled $3.4 million for the three months ended June 27, 2020, compared with $0.3 million last year. The effective income tax rate for the three months ended June 27, 2020 was 21.4%, compared with -6.5% for the comparable period last year, reflecting higher stock-based compensation excess tax benefits in the prior-year period.

Comparison of Six Months Ended June 27, 2020 with Six Months Ended June 29, 2019

Net sales

Net sales for the six months ended June 27, 2020 decreased by $25 million, or 3%, to $758 million, compared with $782 million for the same period one year ago. The COVID-19 pandemic and ensuing government restrictions resulted in the temporary closure of most of our retail stores starting in mid-March, with 47% of our stores closed on average during the three months ended June 27, 2020. More than 95% of our stores were open as of June 27, 2020. For additional details, see "COVID-19 Pandemic - Impact on our Business" above.

The 3% net sales decrease consisted of a 5% comparable sales decrease in Total Retail partially offset by 2 percentage points (ppt.) of sales growth from net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 17.

The $25 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $40 million decrease in our Total Retail comparable net sales; and (ii) a $5 million decrease in Wholesale/Other channel sales; partially offset by (iii) a $20 million increase resulting from net store openings. Total Retail mattress unit sales decreased 2%, compared with the prior year. Average revenue per mattress unit in Total Retail was $4,839, a 1% decrease, compared with $4,868 in the prior-year period.

Gross profit

Gross profit of $465 million decreased by $14 million, or 3%, compared with $479 million for the same period one year ago. The gross profit rate was 61.4% of net sales for the six months ended June 27, 2020, compared with 61.3% for the prior-year comparable period. The current-year gross profit rate was relatively consistent with the prior year as the gross profit rate improvement realized in the first quarter of 2020 was essentially offset by a reduction in the gross profit rate during the second quarter of 2020 due to the pandemic's disruption on our business (see Gross profit discussion above under Comparison of the Three Months ended June 27, 2020). In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 27, 2020 were $338 million, or 44.6% of net sales, compared with $356 million, or 45.5% of net sales, for the same period one year ago. The $18 million decrease was primarily due to the decisive actions we took to manage expenses in response to the COVID-19 pandemic and the ensuing government restrictions that resulted in the temporary closure of most of our stores. These actions resulted in a 7% reduction in media expenses compared with the same period last year (34% reduction in media expenses for the three months ended June 27, 2020) and lower payroll costs due to furloughs and reduced team members' hours. The sales and marketing expense rate decreased by 0.9 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above; partially offset by the deleveraging impact of the 3% net sales decrease.

General and administrative expenses

General and administrative (G&A) expenses totaled $68 million, or 8.9% of net sales, for the six months ended June 27, 2020, compared with $67 million, or 8.6% of net sales, in the prior-year period. The $0.4 million increase in G&A expenses was primarily due to a net increase severance charges recorded in the second quarter arising in response to the COVID-19 pandemic. Team members' compensation expense was consistent on a year-over-year basis. The G&A expense rate increased by 0.3 ppt. in the current-year period, compared with the same period one year ago due to the deleveraging impact of the 3% net sales decrease.

Index
Research and development expenses

Research and development (R&D) expenses increased by 14% to $19 million for the six months ended June 27, 2020, compared with $16 million for the same period one year ago. The R&D expense rate for the six months ended June 27, 2020 increased to 2.5% of net sales, compared with 2.1% of net sales for the prior year. The spending level increase supports our ongoing consumer innovation strategy.

Interest expense, net

Interest expense, net increased to $6.3 million for the six months ended June 27, 2020, compared with $5.8 million for the same period one year ago. The $0.4 million increase was mainly driven by an increase in the average borrowings outstanding during the six months ended June 27, 2020, compared with the same period one year ago.

Income tax expense

Income tax expense totaled $7.9 million for the six months ended June 27, 2020, compared with $4.4 million last year. The effective income tax rate for the six months ended June 27, 2020 was 22.9%, compared with 12.9% for the comparable period last year, reflecting higher stock-based compensation excess tax benefits in the prior-year period.

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value over time. The COVID-19 pandemic and ensuing government restrictions have resulted in the temporary closure of most of our retail stores since mid-March, with 47% of our retail stores on average closed during the three months ended June 27, 2020. More than 95% of our stores were open as of June 27, 2020. We took the following decisive actions to manage liquidity and capital resources through the challenging economic environment caused by the COVID-19 pandemic:
.
•On April 3, 2020, we added a $75 million 364-day term loan under our credit agreement for a total commitment amount of $525 million, with another $75 million available under our accordion (subject to lenders' approval). We secured an initial interest rate of approximately 3.27%, which was equal to the one-month LIBOR rate plus the applicable margin based on the then-current total leverage ratio. No financial covenants were amended.
•The $75 million term loan provides increased liquidity and preserves financial flexibility in consideration of the disruption and uncertainty resulting from the COVID-19 pandemic. Proceeds may be used in the future for working capital and other general corporate purposes as permitted by the credit agreement. Net liquidity available under our credit facility was $294 million at June 27, 2020.
•On April 8, 2020, we announced additional efforts to preserve cash and manage expenses in response to the COVID-19 pandemic including, among other things, discontinuing share repurchases under our Board-approved share repurchase program, temporarily reducing capital expenditures and negotiating rent deferrals and abatements for stores closed due to COVID-19. We furloughed nearly 40% of our team members with another 30% working reduced hours. The majority of our team members returned to work as stores reopened and customer demand increased during the quarter. In response to changes in the business, we have restructured some teams, which resulted in less than 10% of positions being eliminated from across the country as we reallocated headcount to support the changing needs of our business. Our CEO will not receive any cash compensation for the balance of the year through a 50% deferral and exchanging all remaining salary for restricted stock units. In addition, our Board of Directors and most of our leadership team reduced their cash compensation in exchange for restricted stock units. All team members’ cash compensation has been meaningfully reduced to-date through variable compensation programs and other actions. We are temporarily suspending the Company's 401(k) match and selected other benefit programs. We also reduced our sales and marketing expenses, and temporarily halting most discretionary projects.

Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $450 million revolving credit facility, supplemented by the $75 million 364-day term loan we added on April 3, 2020. The cash generated from ongoing operations and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion and strategic initiatives for the foreseeable future.

Changes in the cash and cash equivalents during the six months ended June 27, 2020 primarily consisted of $87 million of cash provided by operating activities that were partially offset by $22 million of cash used to purchase property and equipment, a $26 million decrease in short-term borrowings and $42 million of cash used to repurchase our common stock (based on settlement, $39 million under our Board-approved share repurchase program and $3 million in connection with the vesting of employee restricted stock grants).

Index
The following table summarizes our cash flows ($ in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	June 27, 2020	June 29, 2019
Total cash provided by (used in):
Operating activities	$87.0	$70.3
Investing activities	(22.6)	(31.3)
Financing activities	(64.3)	(39.0)
Net increase in cash and cash equivalents	$0.1	$0.1

Cash provided by operating activities for the six months ended June 27, 2020 was $87 million, compared with $70 million for the six months ended June 27, 2019. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $3 million decrease in net income for the six months ended June 27, 2020, compared with the same period one year ago; (ii) a $27 million fluctuation in accounts payable resulting from a reduction in business activities due to the pandemic; (iii) a $16 million fluctuation in prepaid expenses and other assets with both periods impacted by the timing of rent payments and current-year changes in business activities due to the pandemic; (iv) a $14 million fluctuation in customer prepayments due to the strong recovery in customer demand the last two months of the quarter that outperformed forecasts and suppliers' fulfillment, which had been curtailed to navigate the challenges of the COVID-19 pandemic; and (v) a $12 million fluctuation in income taxes payable/receivable as our final 2019 estimated tax payment was deferred from April 15, 2020 to July 15, 2020 based on an Internal Revenue Service postponement action.
Net cash used in investing activities to purchase property and equipment was $22 million for the six months ended June 27, 2020, compared with $34 million for the same period one year ago. The year-over-year decrease was primarily due to actions taken to temporarily reduce capital spending based on the economic uncertainties associated with the pandemic.
Net cash used in financing activities was $64 million for the six months ended June 27, 2020, compared with $39 million net cash used in investing activities for the same period one year ago. During the six months ended June 27, 2020, we repurchased $42 million of our stock (based on settlement dates, $39 million under our Board-approved share repurchase program and $3 million in connection with the vesting of employee restricted stock awards), compared with $100 million during the same period one year ago. Short-term borrowings decreased by $26 million during the current-year period due to a $4 million decrease in borrowings under our credit facility to $227 million and a decrease in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings increased by $57 million during the prior-year period due to an $82 million increase in borrowings under our credit facility to $282 million, partially offset by a decrease in book overdrafts.
Under our Board-approved share repurchase program, we repurchased 0.8 million shares at a cost of $38 million (based on trade dates, an average of $49.42 per share) during the six months ended June 27, 2020. During the six months ended June 29, 2019, we repurchased 2.1 million shares at a cost of $81 million (an average of $39.02 per share). The remaining authorization under our Board-approved share repurchase program at June 27, 2020 was $437 million. There is no expiration date governing the period over which we can repurchase shares. In light of the uncertainty surrounding the impact of COVID-19, we have suspended all share repurchases under our Board-approved share repurchase program.

As of June 27, 2020, we had $227 million of borrowings under our credit facility, including the $75 million 364-day term loan that we added on April 3, 2020. We also had $4 million in outstanding letters of credit. Net liquidity available under our credit facility was $294 million at June 27, 2020. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Our leverage ratio as defined in our credit agreement was 2.8x as of June 27, 2020. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement is for general corporate purposes and to meet our seasonal working capital requirements. As of June 27, 2020, the weighted-average interest rate on borrowings under the credit facility was 3.0% and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio consistent with our credit agreement. As of June 27, 2020, we were in compliance with all financial covenants.

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
Our Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net (loss) income	$(12,630)	$4,280	$78,657	$74,945
Income tax (benefit) expense	(3,435)	(263)	22,141	18,682
Interest expense	4,022	3,229	12,131	9,769
Depreciation and amortization	15,253	15,328	60,951	61,675
Stock-based compensation	5,033	4,250	15,853	12,558
Asset impairments	246	1	294	151
Adjusted EBITDA	$8,489	$26,825	$190,027	$177,780

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net cash provided by operating activities	$87,001	$70,347	$205,814	$172,756
Subtract: Purchases of property and equipment	21,695	33,896	47,038	58,070
Free cash flow	$65,306	$36,451	$158,776	$114,686

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

	Trailing-Twelve Months Ended
	June 27, 2020	June 29, 2019
Net operating profit after taxes (NOPAT)
Operating income	$112,831	$103,393
Add: Rent expense (1)	90,349	84,210
Add: Interest income	97	4
Less: Depreciation on capitalized operating leases (2)	(23,331)	(21,310)
Less: Income taxes (3)	(42,735)	(40,319)
NOPAT	$137,211	$125,978
Average invested capital
Total deficit	$(163,018)	$(157,302)
Add: Long-term debt (4)	227,944	282,308
Add: Capitalized operating lease obligations (5)	722,792	673,680
Total invested capital at end of period	$787,718	$798,686
Average invested capital (6)	$797,862	$750,375
Return on invested capital (ROIC) (7)	17.2%	16.8%
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
(3)Reflects annual effective income tax rates, before discrete adjustments, of 23.7% and 24.2% for 2020 and 2019, respectively.
(4)Long-term debt includes existing finance lease liabilities.
(5)A multiple of eight times annual rent expense is used as an estimate for capitalizing our operating lease obligations. The methodology utilized aligns with the methodology of a nationally recognized credit rating agency.
(6)Average invested capital represents the average of the last five fiscal quarters' ending invested capital balances.
(7)ROIC equals NOPAT divided by average invested capital.
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

Off-Balance-Sheet Arrangements and Contractual Obligations
As of June 27, 2020, we were not involved in any unconsolidated special purpose entity transactions. Other than our $4 million in outstanding letters of credit, we do not have any off-balance-sheet financing.
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
	The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Management’s assumptions also include projected revenues, operating profit levels and discount rates, as well as consideration of any other factors that may indicate potential impairment.	In the fourth quarter of fiscal 2019, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. We believe our assumptions and judgments used in estimating cash flows and determining fair value were reasonable. However, unexpected changes to such assumptions and judgments could affect our impairment analyses and future results of operations, including an impairment charge that could be material. There have been no significant changes for the six months ended June 27, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $1.7 million based on the $227 million of borrowings under our credit facility at June 27, 2020. We do not manage the interest-rate volatility risk of borrowings under our credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 27, 2018, Level Sleep, LLC (Level Sleep) filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the Patents), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360® beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. On January 14, 2020, the Court granted summary judgment in favor of Sleep Number, finding that Sleep Number’s products do not infringe the Patents. Level Sleep has filed an appeal of the Court’s summary judgment order. We intend to continue vigorously defending this matter.

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

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which is adversely affecting our business operations and our financial results. Consumer concern about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to close certain businesses, stay at home, practice social distancing or self-quarantine resulted in the temporary closure of the majority of our stores nationwide for a period of time between mid-March and mid-May. As of June 27, 2020, more than 95% of our stores were open, but as the COVID-19 pandemic continues, we may need to temporarily close some or all of our stores again. These actions have adversely affected our business, operations, demand for our product, traffic to our stores, and macroeconomic factors that affect us, such as consumer confidence and spending which have, in turn resulted in a loss of sales and profits. Even as certain restrictions begin to be eased or lifted, consumers may continue to take additional precautions that could cause a reduction in foot-traffic to certain of our locations or other changes in consumer spending behavior over time, and new restrictions may be implemented. With temporary closures to our retail store locations across the country and our delivery operations adversely impacted, we shifted to scale our digital capabilities including: remote retail selling, customer service, private appointments, flexible work schedules, solutions for contactless delivery, and remote access for team members across the country. This shift to our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems and increased risk of cybersecurity breaches and IT outages. In addition, as recommendations and/or mandates have been eased or lifted across the country, we have implemented new health and safety policies at headquarters, stores, and our manufacturing and assembly locations as well as for our home delivery teams, which are intended to reduce the risk of contracting or spreading the coronavirus for employees, contractors, and customers who are unable to perform their roles or transact business remotely. The company has incurred additional costs and has diverted certain internal resources to develop and implement these new policies as well as provide, and in some cases manufacture, the personal protective equipment necessary to follow these new policies. The return to working in-person presents the risk that our new health and safety policies may not adequately protect our employees, contractors, and customers from contracting or spreading the coronavirus. We continue to monitor the effectiveness of our new policies to inform our future plans for welcoming all employees, even those who can work remotely, back to our facilities.

Index

As the COVID-19 pandemic continues, we may further restrict the operations of our stores, delivery operations, and manufacturing and distribution facilities if we deem this necessary or if recommended or mandated by authorities and these measures could have a further material impact on our sales and profits.

In addition, we expect to continue to incur increased costs in our response to the pandemic, including, but not limited to, costs incurred to implement the operational changes described above and certain payments to or other costs relating to team members who are not working during the pandemic or whose jobs have been eliminated.

In response to the COVID-19 pandemic, including the significant reduction in customer visits to, and spending at, our stores caused by COVID-19, we have and continue to take actions to maintain liquidity including:

•discontinuing share repurchases under our Board-approved share repurchase program;
•reducing capital expenditures;
•negotiating rent deferrals and abatements for stores closed due to COVID-19;
•initially furloughing nearly 40% of our team members and reducing the working hours of another 30% of our team members;
•currently, the majority of our team members returned to work as stores reopened and customer demand increased during the quarter. In response to changes in the business, we have restructured some teams, which resulted in less than 10% of positions being eliminated from across the country as we reallocated headcount to support the changing needs of our business;
•CEO, board members and most of our leadership team deferred all or a portion of their cash compensation for the balance of the year in exchange for restricted stock units;
•meaningfully reducing all team members’ compensation through variable compensation programs and other actions;
•temporarily suspending our 401(k) match and selected other employee benefit programs;
•reducing our sales and marketing expenses; and
•temporarily reducing discretionary projects across the company.

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

Our business depends heavily on the uninterrupted operation of our two main manufacturing plants located in Irmo, South Carolina and Salt Lake City, Utah as well as our assembly distribution centers, two of which are co-located at the manufacturing plants and others located in Baltimore, Maryland and the greater Los Angeles, California area. Our business also depends on the successful operation of our bedding collection fulfillment center in Brooklyn Park, Minnesota and headquarters in Minneapolis, Minnesota. The operation of all of our facilities is critically dependent on our team members who staff these locations, and COVID-19 could directly threaten or impact their health and/or ability to work, and, therefore, adversely affect the operations of our facilities. In addition, COVID-19 and governmental mandates or recommendations in these jurisdictions could require closures of our facilities and otherwise limit or adversely impact our ability to continue these operations.

COVID-19 also impacted, and may continue to impact, our retail stores, home delivery operations, logistics, and domestic and foreign supply chain, including raw materials and components we source from third parties as well as our sole source of supply for adjustable foundations, particularly as a result of governmental mandates or recommendations. We expect that these impacts will continue through the third quarter of 2020, and may continue to impact our results in the remainder of 2020 and beyond.

Our temporary reduction of discretionary spending across the company and the inability or limitations of certain suppliers, both domestic and foreign, to operate due to governmental mandates or recommendations has delayed and may continue to delay the introduction of new product lines.

We have seen, and may continue to see, significant deterioration in macroeconomic factors that typically affect us, such as consumer confidence and spending.

The situation surrounding COVID-19 remains fluid and the potential for an adverse effect on our business and our financial results increases the longer the virus impacts activity levels in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the extent of the impact COVID-19 will have on our business. The extent and duration of the impact of COVID-19 on our business, operations, and financial results will depend on future developments, including the duration and spread of

Index

the outbreak, governmental mandates and recommendations, business and workforce disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and unpredictable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
March 29, 2020 through April 25, 2020	14,468	$22.79	—	$436,889,000
April 26, 2020 through May 23, 2020	—	$—	—	$436,889,000
May 24, 2020 through June 27, 2020	—	$—	—	$436,889,000
Total	14,468	$22.79	—	$436,889,000
___________________________
(1)We did not repurchase any shares under our Board-approved $500 million share repurchase program (effective September 29, 2019), during the three months ended June 27, 2020.
(2)In connection with the vesting of employee restricted stock grants, we repurchased 14,468 shares of our common stock at a cost of $0.3 million during the three months ended June 27, 2020.
(3)There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status. In light of the uncertainty surrounding the impact of COVID-19, we have suspended all share repurchases under our Board-approved share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) under the Sleep Number Corporation 2020 Equity Incentive Plan
10.2*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Sleep Number Corporation 2020 Equity Incentive Plan
10.3*	Form of Non-Statutory Stock Option Award Agreement (Employee) under the Sleep Number Corporation 2020 Incentive Plan
10.4*	Form of Performance Adjusted Restricted Stock Unit Award Agreement (ROIC) (Senior Team) under the Sleep Number Corporation 2020 Equity Incentive Plan
10.5*	Form of Restricted Stock Unit Award Agreement (3-Year Ratable Vest) under the Sleep Number Corporation 2020 Equity Incentive Plan
10.6*	Form of Restricted Stock Unity Award Agreement (3-Year Cliff Vest) under the Sleep Number Corporation 2020 Equity Incentive Plan
10.7	Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number's Current Report on Form 8-K filed May 13, 2020 (File No. 0-25121))
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed Herewith

Index

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	July 24, 2020	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)