Form 10-Q
period 2020-09-26
Sleep Number Corp
filed 2020-10-23
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒
As of September 26, 2020, 27,757,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	September 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$1,365	$1,593
Accounts receivable, net of allowance for doubtful accounts of $823 and $898, respectively	32,688	19,978
Inventories	83,258	87,065
Prepaid expenses	10,923	15,335
Other current assets	36,127	36,397
Total current assets	164,361	160,368

Non-current assets:
Property and equipment, net	178,482	197,421
Operating lease right-of-use assets	311,179	327,017
Goodwill and intangible assets, net	73,508	73,226
Other non-current assets	52,587	48,011
Total assets	$780,117	$806,043

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under credit facility	$33,500	$231,000
Accounts payable	167,139	134,594
Customer prepayments	75,043	34,248
Accrued sales returns	24,085	19,809
Compensation and benefits	61,751	40,321
Taxes and withholding	32,030	22,171
Operating lease liabilities	60,561	59,561
Other current liabilities	58,449	53,070
Total current liabilities	512,558	594,774

Non-current liabilities:
Deferred income taxes	7,037	3,808
Operating lease liabilities	281,733	298,090
Other non-current liabilities	81,616	68,802
Total liabilities	882,944	965,474

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 27,757 and 27,961 shares issued and outstanding, respectively	278	280
Additional paid-in capital	14,390	—
Accumulated deficit	(117,495)	(159,711)
Total shareholders’ deficit	(102,827)	(159,431)
Total liabilities and shareholders’ deficit	$780,117	$806,043
See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$531,155	$474,778	$1,288,659	$1,257,186
Cost of sales	196,195	178,388	488,558	481,377
Gross profit	334,960	296,390	800,101	775,809

Operating expenses:
Sales and marketing	211,574	213,133	549,483	568,799
General and administrative	44,127	35,098	111,915	102,466
Research and development	9,644	9,007	28,399	25,440
Total operating expenses	265,345	257,238	689,797	696,705
Operating income	69,615	39,152	110,304	79,104
Interest expense, net	1,827	3,131	8,111	8,968
Income before income taxes	67,788	36,021	102,193	70,136
Income tax expense	16,468	7,967	24,363	12,384
Net income	$51,320	$28,054	$77,830	$57,752

Basic net income per share:
Net income per share – basic	$1.83	$0.96	$2.79	$1.93
Weighted-average shares – basic	27,973	29,085	27,918	29,859

Diluted net income per share:
Net income per share – diluted	$1.79	$0.94	$2.73	$1.88
Weighted-average shares – diluted	28,634	29,796	28,560	30,688

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2019	27,961	$280	$—	$(159,711)	$(159,431)
Net income	—	—	—	39,140	39,140
Exercise of common stock options	167	1	3,282	—	3,283
Stock-based compensation	396	4	2,047	—	2,051
Repurchases of common stock	(888)	(9)	(5,329)	(35,614)	(40,952)
Balance at March 28, 2020	27,636	$276	$—	$(156,185)	$(155,909)
Net loss	—	—	—	(12,630)	(12,630)
Exercise of common stock options	33	—	817	—	817
Stock-based compensation	71	1	5,032	—	5,033
Repurchases of common stock	(15)	—	(330)	1	(329)
Balance at June 27, 2020	27,725	$277	$5,519	$(168,814)	$(163,018)
Net income	—	—	—	51,320	51,320
Exercise of common stock options	20	1	549	—	550
Stock-based compensation	14	—	8,470	—	8,470
Repurchases of common stock	(2)	—	(148)	(1)	(149)
Balance at September 26, 2020	27,757	$278	$14,390	$(117,495)	$(102,827)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 29, 2018	30,868	$309	$—	$(109,859)	$(109,550)
Net income	—	—	—	25,418	25,418
Exercise of common stock options	151	2	2,834	—	2,836
Stock-based compensation	364	3	3,635	—	3,638
Repurchases of common stock	(1,170)	(12)	(6,469)	(40,501)	(46,982)
Balance at March 30, 2019	30,213	$302	$—	$(124,942)	$(124,640)
Net income	—	—	—	4,280	4,280
Exercise of common stock options	115	1	2,158	—	2,159
Stock-based compensation	99	1	4,249	—	4,250
Repurchases of common stock	(1,104)	(11)	(6,407)	(36,933)	(43,351)
Balance at June 29, 2019	29,323	$293	$—	$(157,595)	$(157,302)
Net income	—	—	—	28,054	28,054
Exercise of common stock options	33	—	757	—	757
Stock-based compensation	10	—	4,146	—	4,146
Repurchases of common stock	(939)	(9)	(4,903)	(35,230)	(40,142)
Balance at September 28, 2019	28,427	$284	$—	$(164,771)	$(164,487)

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$77,830	$57,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,244	46,267
Stock-based compensation	15,554	12,034
Net loss (gain) on disposals and impairments of assets	208	(409)
Deferred income taxes	3,229	(895)
Changes in operating assets and liabilities:
Accounts receivable	(12,710)	(746)
Inventories	3,807	(1,626)
Income taxes	5,103	535
Prepaid expenses and other assets	3,666	(8,065)
Accounts payable	58,547	45,051
Customer prepayments	40,795	12,758
Accrued compensation and benefits	21,376	11,763
Other taxes and withholding	4,756	5,784
Other accruals and liabilities	18,877	9,629
Net cash provided by operating activities	287,282	189,832

Cash flows from investing activities:
Purchases of property and equipment	(28,074)	(46,757)
Proceeds from sales of property and equipment	53	2,577
Purchase of intangible assets	(945)	—
Net cash used in investing activities	(28,966)	(44,180)

Cash flows from financing activities:
Repurchases of common stock	(41,923)	(139,178)
Net decrease in short-term borrowings	(220,968)	(11,270)
Proceeds from issuance of common stock	4,650	5,752
Debt issuance costs	(303)	(1,023)
Net cash used in financing activities	(258,544)	(145,719)

Net decrease in cash and cash equivalents	(228)	(67)
Cash and cash equivalents, at beginning of period	1,593	1,612
Cash and cash equivalents, at end of period	$1,365	$1,545

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended September 26, 2020 of Sleep Number Corporation and our 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of September 26, 2020 and December 28, 2019, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period. Additionally, based on the duration and severity of the current global situation involving the novel coronavirus (COVID-19) pandemic, including but not limited to general economic conditions, consumer confidence, store closings mandated by federal, state or local authorities and possible supply chain disruptions, the extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.

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

Consequently, for concessions related to the effects of the COVID-19 pandemic, we are not required to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or our obligations as the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The FASB staff expects that reasonable judgment will be exercised in making those determinations. Some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. A deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original contract. The staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are more preferable than the others. Two of those methods are:

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

We adopted option a. above and continue to recognize rent expense on a straight-line basis. We have deferred approximately $3.7 million in rent cash payments from the second and third quarter of fiscal 2020 to future periods, including $3.6 million of rent payments related to leases where we have a signed agreement related to the deferrals and the remainder related to leases we are still in the process of negotiating with the lessors. See Note 6. Leases, for further information.

2. Fair Value Measurements

At September 26, 2020 and December 28, 2019, we had $11 million and $8 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $11 million and $8 million at September 26, 2020 and December 28, 2019, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	September 26, 2020	December 28, 2019
Raw materials	$8,197	$6,231
Work in progress	103	31
Finished goods	74,958	80,803
	$83,258	$87,065

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-Lived Intangible Assets

Goodwill was $64 million at September 26, 2020 and December 28, 2019. Indefinite-lived trade name/trademarks totaled $1.4 million at September 26, 2020 and December 28, 2019.

Definite-Lived Intangible Assets

Developed Technologies

The gross carrying amount of our developed technologies was $19 million at September 26, 2020 and December 28, 2019. Accumulated amortization was $13 million and $11 million at September 26, 2020 and December 28, 2019, respectively.

Amortization expense for the three months ended September 26, 2020 and September 28, 2019, was $0.6 million and $0.5 million, respectively. Amortization expense for the nine months ended September 26, 2020 and September 28, 2019, was $1.7 million and $1.6 million, respectively.

Other

In June 2020, we purchased certain other definite-lived intangible assets for a total purchase price of $2 million and will amortize them over an average of nine years. Amortization expense for the three and nine months ended September 26, 2020 was $55 thousand.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2020 (excluding the nine months ended September 26, 2020)	$638
2021	2,403
2022	2,403
2023	1,431
2024	222
2025	226
Thereafter	743
Total future amortization for definite-lived intangible assets	$8,066

5. Credit Agreement

Our credit facility as of September 26, 2020, had a total commitment amount of $450 million. The credit facility is for general corporate purposes and to meet our seasonal working capital requirements. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $450 million to $600 million, subject to lenders' approval. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement matures in February 2024. We were in compliance with all financial covenants as of September 26, 2020.

On April 3, 2020, we amended the credit agreement to add a 364-day term loan facility up to an aggregate commitment of $75 million under our credit agreement for a total commitment amount of $525 million, with an additional $75 million remaining available under our accordion (subject to lenders' approval). The additional borrowings were undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of disruption and uncertainty resulting from the COVID-19 pandemic. On September 24, 2020, we repaid the 364-day, $75 million term loan. On October 5, 2020, we further amended the credit agreement to remove the share repurchase restriction and eliminate the floor based on LIBOR of at least 0.75% from our $450 million credit agreement that were added in the April 3, 2020 amendment.
The following table summarizes our borrowings under the credit facility ($ in thousands):

	September 26, 2020	December 28, 2019
Outstanding borrowings	$33,500	$231,000
Outstanding letters of credit	$3,997	$3,497
Additional borrowing capacity	$412,503	$215,503
Weighted-average interest rate	2.5%	3.5%
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

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

estimated. Future payments for real estate taxes and certain building operating expenses for which we are obligated are not included in operating lease costs.

At September 26, 2020, our finance right-of-use assets and lease liabilities were not significant.

Operating lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease costs(1)	$22,512	$21,583	$67,815	$63,719
Variable lease costs	$333	$466	$608	$1,387
___________________________
(1)Includes short-term lease costs which are not significant.

The maturities of operating lease liabilities as of September 26, 2020, were as follows(1) (in thousands):

2020 (excluding the nine months ended September 26, 2020)	21,175
2021	80,946
2022	72,566
2023	62,641
2024	50,846
2025	41,941
Thereafter	96,068
Total lease payments(2)	426,183
Less: Interest	83,889
Present value of operating lease liabilities(3)	$342,294
___________________________
(1)We have deferred certain lease payments initially due in the second and third quarters of fiscal 2020 to future periods. These deferred rent payments of $3.7 million are excluded from this table and are included in Other current liabilities and Other non-current liabilities. See Note 1, Business and Summary of Significant Accounting Policies, New Accounting Pronouncements, Recently Adopted Accounting Guidance.
(2)Total lease payments exclude $56 million of legally binding minimum lease payments for leases signed but not yet commenced.
(3)Includes the current portion of $61 million for operating lease liabilities.

Other information related to operating leases was as follows:

	September 26, 2020	December 28, 2019
Weighted-average remaining lease term (years)	6.4	6.6
Weighted-average discount rate	7.0%	7.2%

	Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019
Cash paid for amounts included in present value of operating lease liabilities	$64,208	$60,512
Right-of-use assets obtained in exchange for operating lease liabilities	$28,772	$53,230

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Amount repurchased under Board-approved share repurchase program	$—	$40,000	$38,111	$120,900
Amount repurchased in connection with the vesting of employee restricted stock grants	149	142	3,319	9,575
Total amount repurchased (based on trade dates)	$149	$40,142	$41,430	$130,475

As of September 26, 2020, the remaining authorization under our Board-approved share repurchase program was $437 million.

In light of the uncertainty surrounding the impact of COVID-19, we temporarily suspended all share repurchases under our Board-approved share repurchase program. In October 2020, we resumed our share repurchase program.

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our condensed consolidated balance sheets as follows (in thousands):

	September 26, 2020	December 28, 2019
Deferred Contract Assets included in:
Other current assets	$25,454	$23,568
Other non-current assets	35,836	33,782
	$61,290	$57,350

	September 26, 2020	December 28, 2019
Deferred Contract Liabilities included in:
Other current liabilities	$34,369	$34,204
Other non-current liabilities	47,103	44,970
	$81,472	$79,174

During both the three months ended September 26, 2020 and September 28, 2019, we recognized revenue of $9 million, that were included in the deferred contract liability balances at the beginning of the respective periods. During the nine months ended September 26, 2020 and September 28, 2019, we recognized revenue of $27 million and $25 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for the three and nine months ended September 26, 2020 and September 28, 2019.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Net sales were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Retail	$456,756	$437,871	$1,097,872	$1,158,096
Online and phone	72,688	34,520	187,067	89,695
Total Retail	529,444	472,391	1,284,939	1,247,791
Wholesale/Other	1,711	2,387	3,720	9,395
Total Company	$531,155	$474,778	$1,288,659	$1,257,186

Obligation for Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Balance at beginning of year	$19,809	$19,907
Additions that reduce net sales	55,086	60,962
Deductions from reserves	(50,810)	(57,036)
Balance at end of period	$24,085	$23,833

9. Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock awards	$7,930	$3,527	13,776	$10,256
Stock options	540	619	1,778	1,778
Total stock-based compensation expense (1)	8,470	4,146	15,554	12,034
Income tax benefit	2,081	984	3,795	2,948
Total stock-based compensation expense, net of tax	$6,389	$3,162	$11,759	$9,086
___________________________
(1) Changes in 2020 stock-based compensation expense reflect the cumulative impact of the change in the expected achievements of certain performance targets.

10. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended September 26, 2020 and September 28, 2019, our contributions, net of forfeitures, were $2.1 million and $1.5 million, respectively. During the nine months ended September 26, 2020 and September 28, 2019, our contributions, net of forfeitures, were $4.2 million and $4.5 million, respectively.

Effective May 2020, due to the business impact of the COVID-19 pandemic, we temporarily suspended making discretionary 401(k) plan contributions. In September 2020, we reinstated the discretionary 401(k) plan contributions for 2020.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$51,320	$28,054	$77,830	$57,752
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	27,973	29,085	27,918	29,859
Dilutive effect of stock-based awards	661	711	642	829
Diluted weighted-average shares outstanding	28,634	29,796	28,560	30,688
Net income per share – basic	$1.83	$0.96	$2.79	$1.93
Net income per share – diluted	$1.79	$0.94	$2.73	$1.88

For the three and nine months ended September 26, 2020 and September 28, 2019, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Balance at beginning of year	$11,345	$10,389
Additions charged to costs and expenses for current-year sales	9,111	8,033
Deductions from reserves	(8,034)	(8,159)
Changes in liability for pre-existing warranties during the current year, including expirations	(381)	1,189
Balance at end of period	$12,041	$11,452

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

On September 18, 2018, two former Home Delivery team members filed suit, now venued in San Diego County Superior Court, California, alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The Complaint sought damages in the form of civil penalties and plaintiffs’ attorneys’ fees. The parties have executed a settlement agreement, including the settlement and release of certain additional related claims that are contained in a consolidated complaint,

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

which received preliminary Court approval on July 29, 2020 and is proceeding through final administrative processes. We intend to continue vigorously defending this matter in the event the settlement is not ultimately finalized.

On March 27, 2018, Level Sleep, LLC (Level Sleep) filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the Patents), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360® beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. On January 14, 2020, the Court granted summary judgment in favor of Sleep Number, finding that Sleep Number’s products do not infringe the Patents. Level Sleep has filed an appeal of the Court’s summary judgment order, which is currently pending with the Federal Circuit Court of Appeals. We intend to continue vigorously defending this matter.

13. COVID-19 Pandemic

The COVID-19 pandemic and ensuing government restrictions resulted in the temporary closure of most of our retail stores starting in mid-March. While prioritizing the safety of our team, serving our customers and ensuring business continuity, we swiftly took decisive actions to strengthen our liquidity, cash flows and financial position, and mitigate the future impact on our operations and financial performance.

For the nine months ended September 26, 2020, net sales increased 3% and net income increased by 35% compared with the same period one year ago, despite a 20% decline in net sales during the three months ended June 27, 2020 when 47% of our stores were closed on average. Approximately 98% of our stores were open on average during the three months ended September 26, 2020.

While we have generated strong financial performance during the first nine months of 2020, the volatility, length and severity of the pandemic's impact on consumer demand and the resulting impact on our future financial performance remains uncertain. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II: Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

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
•Forward-Looking Statements and Risk Factors
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

Business Overview

Individuality is core to Sleep Number. Our purpose driven company is comprised of more than 4,000 passionate team members who are dedicated to our mission of improving lives by individualizing sleep experiences. Our 360® smart beds provide each sleeper with adjustable, personalized comfort for proven quality sleep. We have improved nearly 13 million lives as we strive to improve society’s wellbeing through higher quality sleep. Sleep science and data are the foundation of our innovations. Our award-winning 360® smart beds benefit from our proprietary SleepIQ® technology - learning from nearly 8 billion hours of highly accurate sleep data - to provide effortless comfort and individualized sleep health insights, including your daily SleepIQ® score.

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

COVID-19 Pandemic - Impact on our Business

The COVID-19 pandemic and ensuing government restrictions resulted in the temporary closure of most of our retail stores starting in mid-March. While prioritizing the safety of our team, serving our customers and ensuring business continuity, we swiftly took decisive actions to strengthen our liquidity, cash flows and financial position, and mitigate the future impact on our operations and financial performance.

For the nine months ended September 26, 2020, net sales increased 3% and net income increased by 35% compared with the same period one year ago, despite a 20% decline in net sales during the three months ended June 27, 2020 when 47% of our stores were closed on average. Approximately 98% of our stores were open on average during the three months ended September 26, 2020.

While we have generated strong financial performance during the first nine months of 2020, the volatility, length and severity of the pandemic's impact on consumer demand and the resulting impact on our future financial performance remains uncertain. See Part II: Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

Health and Safety of our Team Members and Customers. Upon onset of the COVID-19 pandemic, we implemented precautionary and sanitary guidelines throughout our operations, including stores, manufacturing, home delivery and headquarters based on the Centers for Disease Control and Prevention’s (CDC) recommendations, and other best practices.

Expense Management. With the reduction in second-quarter revenue due to the pandemic, we implemented appropriate expense management actions, including:

•In April 2020, we furloughed nearly 40% of our team members with another 30% working reduced hours. The majority of our team members returned to work as stores reopened and customer demand increased. In response to changes in the business, we restructured some teams, which resulted in approximately 10% of positions being eliminated from across the country as we reallocated headcount to support the changing needs of our business.
•We temporarily reduced our sales and marketing expenses. During the three months ended September 26, 2020, we increased media spending 6% year-over-year, supporting a 12% increase in net sales.
•We negotiated rent deferrals and abatements for stores closed due to COVID-19.

Liquidity, Cash Flows and Financial Position. We took the following actions to preserve cash, increase liquidity and strengthen our financial position:

•Added $75 million of additional liquidity on April 3, 2020 through an incremental 364-day term loan under our credit facility’s $150 million accordion. On September 24, 2020, repaid the $75 million term loan with cash provided by operating activities.
•In March 2020, temporarily suspended share repurchases under our Board-approved share repurchase program. In October 2020, resumed share repurchases.
•Temporarily reduced capital expenditures to $28 million for the nine months ended September 26, 2020, compared with $47 million during the comparable period one year ago. We remained committed to our long-term innovation initiatives, including investing $28 million in research and development expenses during the nine months ended September 26, 2020.

•Net liquidity available under our credit facility was $413 million at September 26, 2020 - $180 million greater than one year ago.
•Our leverage ratio as defined in our credit agreement was 1.9x as of September 26, 2020. The maximum leverage ratio under our credit agreement is 4.5x.

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
•Provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This has provided us with additional liquidity during 2020.

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

Highlights

Financial highlights for the three months ended September 26, 2020 were as follows:

•Net sales for the three months ended September 26, 2020 increased 12% to $531 million, compared with $475 million for the same period one year ago.
•The 12% net sales increase included an 11% comparable sales increase in Total Retail, in addition to 1 percentage point (ppt.) of sales growth from net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 17.
•Sales per store (sales for stores open at least one year, Total Retail, including online and phone sales) on a trailing twelve-month basis for the period ended September 26, 2020 totaled $2.9 million, 2% higher than the same period last year.
•Operating income for the three months ended September 26, 2020 was $70 million, an increase of $30 million, or 78%, compared with $39 million in the prior-year period. The $30 million increase in operating income resulted from the 12% increase in net sales, a 0.7 ppt. increase in our gross profit rate and 4.2 ppt. reduction in our operating expenses rate.
•The 0.7 ppt. gross profit rate increase was primarily due to leverage from the 12% net sales increase, including the associated operational and logistics efficiencies.
•The 4.2 ppt. reduction in our operating expense rate resulted from the leveraging impact of the 12% net sales increase and actions taken to manage expenses as we navigated the uncertainties of the COVID-19 pandemic, while continuing to support our innovation initiatives. During the three months ended September 26, 2020, we continued to prioritize investments in near- and long-term growth drivers, including $9.6 million of R&D expenses.
•Net income for the three months ended September 26, 2020 increased by 83% to $51 million, compared with net income of $28 million for the same period one year ago. Net income per diluted share was $1.79, a 90% increase compared with net income per diluted share of $0.94 last year.
•We achieved a return on invested capital (ROIC) of 20.8% on a trailing twelve-month basis for the period ended September 26, 2020, compared with 18.4% for the comparable period one year ago.

•Cash provided by operating activities for the nine months ended September 26, 2020 increased by $97 million, or 51%, to $287 million, compared with $190 million for the same period one year ago.
•At September 26, 2020, we had $34 million of borrowings under our credit facility. Net liquidity available under our credit facility was $413 million at September 26, 2020.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	September 26, 2020		September 28, 2019		September 26, 2020		September 28, 2019
Net sales	$531.2	100.0%	$474.8	100.0%	$1,288.7	100.0%	$1,257.2	100.0%
Cost of sales	196.2	36.9%	178.4	37.6%	488.6	37.9%	481.4	38.3%
Gross profit	335.0	63.1%	296.4	62.4%	800.1	62.1%	775.8	61.7%
Operating expenses:
Sales and marketing	211.6	39.8%	213.1	44.9%	549.5	42.6%	568.8	45.2%
General and administrative	44.1	8.3%	35.1	7.4%	111.9	8.7%	102.5	8.2%
Research and development	9.6	1.8%	9.0	1.9%	28.4	2.2%	25.4	2.0%
Total operating expenses	265.3	50.0%	257.2	54.2%	689.8	53.5%	696.7	55.4%
Operating income	69.6	13.1%	39.2	8.2%	110.3	8.6%	79.1	6.3%
Interest expense, net	1.8	0.3%	3.1	0.7%	8.1	0.6%	9.0	0.7%
Income before income taxes	67.8	12.8%	36.0	7.6%	102.2	7.9%	70.1	5.6%
Income tax expense	16.5	3.1%	8.0	1.7%	24.4	1.9%	12.4	1.0%
Net income	$51.3	9.7%	$28.1	5.9%	$77.8	6.0%	$57.8	4.6%

Net income per share:
Basic	$1.83		$0.96		$2.79		$1.93
Diluted	$1.79		$0.94		$2.73		$1.88

Weighted-average number of common shares:
Basic	28.0		29.1		27.9		29.9
Diluted	28.6		29.8		28.6		30.7

The percentage of our total net sales, by dollar volume, was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total Retail	99.7%	99.5%	99.7%	99.3%
Wholesale/Other	0.3%	0.5%	0.3%	0.7%
Total Company	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Sales change rates:
Retail comparable-store sales (1)	2%	9%	(8%)	7%
Online and phone	111%	20%	109%	10%
Total Retail comparable sales change (1)	11%	10%	1%	8%
Net opened/closed stores	1%	4%	2%	5%
Total Retail	12%	14%	3%	13%
Wholesale/Other	(28%)	8%	(60%)	(17%)
Total Company net sales change	12%	14%	3%	12%
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.
Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Average sales per store (1) ($ in thousands)	$2,920	$2,858
Average sales per square foot (1)	$1,012	$1,029
Stores > $2 million in net sales (2)	64%	70%
Stores > $3 million in net sales (2)	26%	28%
Average revenue per mattress unit (3)	$4,802	$4,788	$4,824	$4,837
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online and phone sales).
(3)Represents Total Retail net sales divided by Total Retail mattress units.
The number of retail stores operating was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Beginning of period	598	594	611	579
Opened	6	15	20	47
Closed	(8)	(7)	(35)	(24)
End of period	596	602	596	602

Comparison of Three Months Ended September 26, 2020 with Three Months Ended September 28, 2019

Net sales

Net sales for the three months ended September 26, 2020 increased by $56 million, or 12%, to $531 million, compared with $475 million for the same period one year ago.

The 12% net sales increase consisted of an 11% comparable sales increase in Total Retail in addition to 1 percentage point (ppt.) of sales growth from net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 17. Online and phone sales (included in comparable sales noted above) made up 14% of total net sales compared with 7% in the prior year as consumers embrace transacting remotely with Sleep Number as well as in our stores.

The $56 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $48 million increase in our Total Retail comparable net sales; and (ii) a $9 million increase resulting from net store openings; partially offset by (iii) a $1 million decrease in Wholesale/Other sales. Total Retail mattress unit sales increased 12% compared with the prior year. Total Retail average revenue per mattress unit increased to $4,802, compared with $4,788 in the prior-year period.

Gross profit

Gross profit of $335 million increased by $39 million, or 13%, compared with $296 million for the same period one year ago. The gross profit rate improved to 63.1% of net sales for the three months ended September 26, 2020, compared with 62.4% for the prior-year comparable period. The current-year gross profit rate improvement of 0.7 ppt. was mainly due to: (i) leverage from the 12% net sales increase, including associated operational and logistics efficiencies (1.0 ppt.); partially offset by (ii) higher performance-based incentive compensation expense. In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 26, 2020 were $212 million, or 39.8% of net sales, compared with $213 million, or 44.9% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate decrease of 5.1 ppt. was primarily due to: (i) actions taken to manage expenses in response to the uncertainty related to the COVID-19 pandemic; and (ii) the leveraging impact of the 12% net sales increase. Expense management actions included leveraging our media spending, which increased by 6% compared with the prior year, while net sales increased by 12%, and lower payroll costs due to reduced store operating hours and improved productivity.

General and administrative expenses

General and administrative (G&A) expenses totaled $44 million, or 8.3% of net sales, for the three months ended September 26, 2020, compared with $35 million, or 7.4% of net sales, in the prior-year period. The $9 million increase in G&A expenses consisted primarily of: (i) a $10 million increase in employee compensation primarily resulting from a year-over-year increase in company-wide performance-based incentive compensation; partially offset by (ii) a $1 million decrease in travel expenses, professional fees and other miscellaneous expenses. The G&A expenses rate increased by 0.9 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above, partially offset by the leveraging impact of the 12% net sales increase.

Research and development expenses

Research and development (R&D) expenses increased to $9.6 million for the three months ended September 26, 2020, compared with $9.0 million for the same period last year as we continued to prioritize our long-term innovation initiatives.

Interest expense, net

Interest expense, net decreased to $1.8 million for the three months ended September 26, 2020, compared with $3.1 million for the same period one year ago. The $1.3 million decrease was mainly driven by a lower level of outstanding borrowings during the three months ended September 26, 2020 and a decrease in the weighted-average interest rate on borrowings, compared with the same period one year ago.

Income tax expense

Income tax expense totaled $16 million for the three months ended September 26, 2020, compared with $8 million last year. The effective income tax rate for the three months ended September 26, 2020 was 24.3%, compared with 22.1% for the comparable period last year, reflecting higher stock-based compensation excess tax benefits in the prior-year period.

Comparison of Nine Months Ended September 26, 2020 with Nine Months Ended September 28, 2019

Net sales

Net sales for the nine months ended September 26, 2020 increased by $31 million, or 3%, to $1.3 billion. The COVID-19 pandemic and ensuing government restrictions resulted in the temporary closure of most of our retail stores starting in mid-March, with 47% of our stores closed on average during the three months ended June 27, 2020. Approximately 98% of our stores were open on average during the three months ended September 26, 2020. For additional details, see "COVID-19 Pandemic - Impact on our Business" above.

The 3% net sales increase consisted of a 1% comparable sales increase in Total Retail in addition to 2 percentage points (ppt.) of sales growth from net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 17.

The $31 million net sales increase compared with the same period one year ago was comprised of the following: (i) an $8 million increase in our Total Retail comparable net sales; (ii) a $29 million increase resulting from net store openings; partially offset by (iii) a $6 million decrease in Wholesale/Other sales. Total Retail mattress unit sales increased 3%, compared with the prior year. Average revenue per mattress unit in Total Retail was $4,824, compared with $4,837 in the prior-year period.

Gross profit

Gross profit of $800 million increased by $24 million, or 3%, compared with $776 million for the same period one year ago. The gross profit rate was 62.1% of net sales for the nine months ended September 26, 2020, compared with 61.7% for the prior-year comparable period. The current-year gross profit rate improvement of 0.4 ppt. was mainly due to the leverage from our first quarter and third quarter net sales growth, including associated operational and logistics efficiencies, partially offset by a reduction in our gross profit rate during the second quarter of 2020 due to the pandemic's disruption on our business. In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs, and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 26, 2020 were $549 million, or 42.6% of net sales, compared with $569 million, or 45.2% of net sales, for the same period one year ago. The $19 million decrease was primarily due to the decisive actions taken in April 2020 to manage expenses in response to the COVID-19 pandemic and the ensuing government restrictions that resulted in the temporary closure of most of our stores during the second quarter. These actions resulted in lower payroll costs mainly due to furloughs and reduced team members' hours, and a 2% reduction in media expenses compared with the same period last year (6% increase in media expenses for the three months ended September 26, 2020). The sales and marketing expenses rate decreased by 2.6 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above and the leveraging impact of the 3% net sales increase.

General and administrative expenses

General and administrative (G&A) expenses totaled $112 million, or 8.7% of net sales, for the nine months ended September 26, 2020, compared with $102 million, or 8.2% of net sales, in the prior-year period. The $9 million increase in G&A expenses consisted of: (i) a $9 million increase in employee compensation primarily resulting from a year-over-year increase in company-wide performance-based incentive compensation; and (ii) $1 million of severance costs resulting from the permanent elimination of certain roles due to changing business needs based on the COVID-19 pandemic; partially offset by (iii) a $1 million decrease in travel expenses, professional fees and other miscellaneous expenses. The G&A expenses rate increased by 0.5 ppt. in the current-year period, compared with the same period one year ago due to the increased expenses discuss above, partially offset by the leveraging impact of the 3% net sales increase.

Research and development expenses

Research and development (R&D) expenses increased by 12% to $28 million for the nine months ended September 26, 2020, compared with $25 million for the same period one year ago. The R&D expense rate for the nine months ended September 26, 2020 increased to 2.2% of net sales, compared with 2.0% of net sales for the prior year. The spending level increase supports our ongoing consumer innovation strategy.

Interest expense, net

Interest expense, net decreased to $8.1 million for the nine months ended September 26, 2020, compared with $9.0 million for the same period one year ago. The $0.9 million decrease was driven by a reduction in the weighted-average interest rate on borrowings during the nine months ended September 26, 2020, compared with the same period one year ago.

Income tax expense

Income tax expense totaled $24 million for the nine months ended September 26, 2020, compared with $12 million last year. The effective income tax rate for the nine months ended September 26, 2020 was 23.8%, compared with 17.7% for the comparable period last year, reflecting higher stock-based compensation excess tax benefits, additional tax credits and the favorable resolution of a tax matter in the prior-year period.

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value over time. The COVID-19 pandemic and ensuing government restrictions resulted in the temporary closure of most of our retail stores in mid-March, with 47% of our retail stores on average closed during the three months ended June 27, 2020. For the nine months ended September 26, 2020, net sales increased 3% and net income increased by 35% compared with the same period one year ago, and cash generated from operations increased 51%. Approximate 98% of our stores were open on average during the three months ended September 26, 2020. The following actions were taken to manage liquidity and capital resources at the onset of the COVID-19 pandemic. Our strong performance year-to-date has dramatically improved our risk profile and we have taken subsequent liquidity and capital deployment actions as a result:

•On September 24, 2020, we repaid the $75 million, 364-day term loan we added under our credit agreement on April 3, 2020. The $75 million term loan provided increased liquidity and preserved financial flexibility in consideration of the disruption and uncertainty resulting from the COVID-19 pandemic. On September 24, 2020, we repaid the $75 million term loan. On October 5, 2020, we amended the credit agreement to remove the share repurchase restriction and eliminate the floor based on LIBOR of at least 0.75% from our $450 million credit agreement. Net liquidity available under our credit facility was $413 million at September 26, 2020.
•We resumed share repurchases under our Board-approved share repurchase program in October 2020, after it was temporarily discontinued along with reduced capital expenditures in response to COVID-19. We also expect to return to a normalized amount of capital spending going forward.
•We negotiated rent deferrals and abatements for stores closed due to COVID-19.
•We furloughed nearly 40% of our team members with another 30% working reduced hours. The majority of our team members returned to work as stores reopened and customer demand increased. In response to changes in the business, we have restructured some teams, which resulted in approximately 10% of positions being eliminated from across the country as we reallocated headcount to support the changing needs of our business.
•We temporarily suspended the Company's 401(k) match and selected other benefit programs. In September 2020, we reinstated the discretionary 401(k) plan contributions for 2020.
•We also temporarily reduced our sales and marketing expenses, and most discretionary projects, while continuing to support our innovation initiatives. As our stores reopened and market conditions warranted, we increased our sales and marketing expenses, and restarted selected discretionary projects to support the future growth of business.

Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $450 million revolving credit facility. The cash generated from ongoing operations and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion and strategic initiatives for the foreseeable future.

Changes in the cash and cash equivalents during the nine months ended September 26, 2020 primarily consisted of $287 million of cash provided by operating activities, offset by $28 million of cash used to purchase property and equipment, a $221 million decrease in short-term borrowings and $42 million of cash used to repurchase our common stock (based on settlement, $39 million under our Board-approved share repurchase program and $3 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows ($ in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	September 26, 2020	September 28, 2019
Total cash provided by (used in):
Operating activities	$287.3	$189.8
Investing activities	(29.0)	(44.2)
Financing activities	(258.5)	(145.7)
Net decrease in cash and cash equivalents	$(0.2)	$(0.1)

Cash provided by operating activities for the nine months ended September 26, 2020 was $287 million, compared with $190 million for the nine months ended September 28, 2019. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $20 million increase in net income for the nine months ended September 26, 2020, compared with the same period one year ago; (ii) a $28 million fluctuation in customer prepayments due to the strong recovery in customer demand during the three months ended September 26, 2020 that outperformed forecasts and suppliers' fulfillment, which had been curtailed to navigate the challenges of the COVID-19 pandemic; (iii) a $13 million fluctuation in accounts payable resulting from the growth of our business and timing of payments; (iv) a $12 million fluctuation in prepaid expenses and other assets due to both periods being impacted by the timing of rent payments and the current-year changes in business activities due to the pandemic; and (v) a $12 million fluctuation in accounts receivable based on strong sales growth during the three months ended September 26, 2020.
Net cash used in investing activities to purchase property and equipment was $28 million for the nine months ended September 26, 2020, compared with $47 million for the same period one year ago. The year-over-year decrease was primarily due to actions taken to temporarily reduce capital spending based on the economic uncertainties associated with the pandemic.
Net cash used in financing activities was $259 million for the nine months ended September 26, 2020, compared with $146 million for the same period last year. During the nine months ended September 26, 2020, we repurchased $42 million of our stock (based on settlement dates, $39 million under our Board-approved share repurchase program and $3 million in connection with the vesting of employee restricted stock awards), compared with $139 million during the same period one year ago. Short-term borrowings decreased by $221 million during the current-year period due to a $198 million decrease in borrowings under our revolving credit facility to $34 million and a decrease in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings were reduced by $11 million during the prior-year period due to a decrease in book overdrafts, partially offset by a $14 million increase in borrowings under our credit facility to $214 million.
Under our Board-approved share repurchase program, we repurchased 0.8 million shares at a cost of $38 million (based on trade dates, an average of $49.42 per share) during the nine months ended September 26, 2020. During the nine months ended September 28, 2019, we repurchased 3.0 million shares at a cost of $121 million (an average of $40.19 per share). The remaining authorization under our Board-approved share repurchase program at September 26, 2020 was $437 million. There is no expiration date governing the period over which we can repurchase shares. In light of the uncertainty surrounding the impact of COVID-19, in March 2020 we temporarily suspended all share repurchases under our Board-approved share repurchase program. We resumed share repurchases in October 2020.

As of September 26, 2020, we had $34 million of borrowings under our revolving credit facility. We also had $4 million in outstanding letters of credit. Net liquidity available under our credit facility was $413 million at September 26, 2020. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Our leverage ratio as defined in our credit agreement was 1.9x as of September 26, 2020. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $450 million to $600 million, subject to lenders' approval. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement is for general corporate purposes and to meet our seasonal working capital requirements. As of September 26, 2020, the weighted-average interest rate on borrowings under the credit facility was 2.5% and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio consistent with our credit agreement. As of September 26, 2020, we were in compliance with all financial covenants.

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
Our Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$51,320	$28,054	$101,923	$84,742
Income tax expense	16,468	7,967	30,642	21,421
Interest expense	1,829	3,131	10,829	11,064
Depreciation and amortization	15,083	14,963	61,071	61,155
Stock-based compensation	8,470	4,146	20,177	13,348
Asset impairments	11	29	276	150
Adjusted EBITDA	$93,181	$58,290	$224,918	$191,880

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net cash provided by operating activities	$287,282	$189,832	$286,610	$186,922
Subtract: Purchases of property and equipment	28,074	46,757	40,556	58,260
Free cash flow	$259,208	$143,075	$246,054	$128,662

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

	Trailing-Twelve Months Ended
	September 26, 2020	September 28, 2019
Net operating profit after taxes (NOPAT)
Operating income	$143,295	$117,224
Add: Rent expense (1)	91,142	85,807
Add: Interest income	97	4
Less: Depreciation on capitalized operating leases (2)	(23,700)	(21,821)
Less: Income taxes (3)	(50,584)	(44,298)
NOPAT	$160,250	$136,916
Average invested capital
Total deficit	$(102,827)	$(164,487)
Add: Long-term debt (4)	34,177	214,482
Add: Capitalized operating lease obligations (5)	729,136	686,456
Total invested capital at end of period	$660,486	$736,451
Average invested capital (6)	$770,197	$743,271
Return on invested capital (ROIC) (7)	20.8%	18.4%
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
(3)Reflects annual effective income tax rates, before discrete adjustments, of 24.0% and 24.4% for 2020 and 2019, respectively.
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

Off-Balance-Sheet Arrangements and Contractual Obligations
As of September 26, 2020, we were not involved in any unconsolidated special purpose entity transactions. Other than our $4 million in outstanding letters of credit, we do not have any off-balance-sheet financing.
There have been no material changes in our contractual obligations, other than the amendments to our credit agreement, since the end of fiscal 2019. See Note 5, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 for additional information regarding our other contractual obligations.

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
	The determination of fair value involves uncertainties because it requires management to make assumptions and to apply judgment to estimate industry and economic factors and the profitability of future business strategies. Management’s assumptions also include projected revenues, operating profit levels and discount rates, as well as consideration of any other factors that may indicate potential impairment.	In the fourth quarter of fiscal 2019, management completed its annual goodwill and other indefinite-lived intangible asset impairment tests and determined there was no impairment. We believe our assumptions and judgments used in estimating cash flows and determining fair value were reasonable. However, unexpected changes to such assumptions and judgments could affect our impairment analyses and future results of operations, including an impairment charge that could be material. There have been no significant changes for the nine months ended September 26, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $0.3 million based on the $34 million of borrowings under our credit facility at September 26, 2020. We do not manage the interest-rate volatility risk of borrowings under our credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2018, two former Home Delivery team members filed suit, now venued in San Diego County Superior Court, California, alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The Complaint sought damages in the form of civil penalties and plaintiffs’ attorneys’ fees. The parties have executed a settlement agreement, including the settlement and release of certain additional related claims that are contained in a consolidated complaint, which received preliminary Court approval on July 29, 2020 and is proceeding through final administrative processes. We intend to continue vigorously defending this matter in the event the settlement is not ultimately finalized.

On March 27, 2018, Level Sleep, LLC (Level Sleep) filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the Patents), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360® beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. On January 14, 2020, the Court granted summary judgment in favor of Sleep Number, finding that Sleep Number’s products do not infringe the Patents. Level Sleep has filed an appeal of the Court’s summary judgment order, which is currently pending with the Federal Circuit Court of Appeals. We intend to continue vigorously defending this matter.

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

The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and our financial results.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which has adversely affected our business operations and our financial results. Consumer concern about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to close certain businesses, stay at home, practice social distancing or self-quarantine resulted in the temporary closure of the majority of our stores nationwide for a period of time between mid-March and mid-May. Approximately 98% of our stores were open on average during the three months ended September, but as the COVID-19 pandemic continues, we may need to temporarily close some or all of our stores again. These actions have adversely affected our business, operations, demand for our product, traffic to our stores, and macroeconomic factors that affect us, such as consumer confidence and spending which have, in turn resulted in a loss of sales and profits. Even as certain restrictions have been or are beginning to be eased or lifted, consumers may continue to take additional precautions that could cause a reduction in foot-traffic to certain of our locations or other changes in consumer spending behavior over time, and new restrictions may be implemented. With temporary closures to our retail store locations across the country and our delivery operations adversely impacted, we scaled our digital capabilities including: remote retail selling, customer service, private appointments, flexible work schedules, solutions for contactless delivery, and remote access for team members across the country. This shift to our team members working remotely has amplified certain risks to our

Index

business, including increased demand on our information technology resources and systems and increased risk of cybersecurity breaches and IT outages. In addition, as recommendations and/or mandates have been eased or lifted across the country, we have implemented new health and safety policies at headquarters, stores, and our manufacturing and assembly locations as well as for our home delivery teams, which are intended to reduce the risk of contracting or spreading the coronavirus for team members, contractors, and customers who are unable to perform their roles or transact business remotely. The Company has incurred additional costs and has diverted certain internal resources to develop and implement these new policies as well as provide, and in some cases manufacture, the personal protective equipment necessary to follow these new policies. The return to working in-person presents the risk that our new health and safety policies may not adequately protect our team members, contractors, and customers from contracting or spreading the coronavirus. We continue to monitor the effectiveness of our new policies to inform our future plans for welcoming all team members, even those who can work remotely, back to our facilities.

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

In response to the COVID-19 pandemic, including the significant reduction in customer visits to, and spending at, our stores caused by COVID-19, we did and in some situations continue to take actions to maintain liquidity including:

•in March, temporarily discontinued share repurchases under our Board-approved share repurchase program, and in October 2020, resumed share repurchases;
•temporarily reduced capital expenditures;
•negotiated rent deferrals and abatements for stores closed due to COVID-19;
•initially furloughed nearly 40% of our team members and reducing the working hours of another 30% of our team members;
•currently, the majority of our team members returned to work as stores reopened and customer demand increased during the quarter. In response to changes in the business, we have restructured some teams, which resulted in approximately 10% of positions being eliminated from across the country as we reallocated headcount to support the changing needs of our business;
•CEO, board members and most of our leadership team deferred all or a portion of their cash compensation for the balance of the year in exchange for restricted stock units;
•temporarily suspended our discretionary 401(k) contributions and select other employee benefit programs, and in September 2020, reinstated the discretionary 401(k) plan contributions for 2020;
•temporarily reduced our sales and marketing expenses, and during the three months ended-September 26, 2020, we increased media spending 6% year-over-year; and
•temporarily reduced discretionary projects across the Company.

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

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. In light of our overall reduced marketing expenses and adjustments due to COVID-19, we may not be as successful in developing effective messages and achieving efficiency in our advertising expenditures.

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

COVID-19 also impacted, and may continue to impact, our retail stores, home delivery operations, logistics, and domestic and foreign supply chain, including raw materials and components we source from third parties as well as our sole source of supply for adjustable

Index

foundations, particularly as a result of governmental mandates or recommendations. We expect that these impacts will continue through the remainder of 2020, and may continue to impact our results into 2021.

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

The situation surrounding COVID-19 remains fluid and the potential for an adverse effect on our business and our financial results increases the longer the virus impacts activity levels in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the extent of the impact COVID-19 will have on our business. The extent and duration of the impact of COVID-19 on our business, operations, and financial results will depend on future developments, including the duration and spread of the outbreak, governmental mandates and recommendations, business and workforce disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and unpredictable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
June 28, 2020 through July 25, 2020	—	$—	—	$436,889,000
July 26, 2020 through August 22, 2020	280	$45.78	—	$436,889,000
August 23, 2020 through September 26, 2020	2,815	$48.09	—	$436,889,000
Total	3,095	$47.88	—	$436,889,000
___________________________
(1)We did not repurchase any shares under our Board-approved $500 million share repurchase program (effective September 29, 2019), during the three months ended September 26, 2020.
(2)In connection with the vesting of employee restricted stock grants, we repurchased 3,095 shares of our common stock at a cost of $0.1 million during the three months ended September 26, 2020.
(3)There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status. In light of the uncertainty surrounding the impact of COVID-19, we temporarily suspended all share repurchases under our Board-approved share repurchase program. We resumed share repurchases in October 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*
Third Amendment to Amended and Restated Credit and Security Agreement, dated as of July 30, 2020 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto

10.2*
Fourth Amendment to Amended and Restated Credit and Security Agreement, dated as of October 5, 2020 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto

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

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	October 23, 2020	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)