Form 10-K
period 2021-01-02
Sleep Number Corp
filed 2021-03-02
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 000-25121

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 27, 2020, was $669,244,000 (based on the last reported sale price of the registrant’s common stock on that date as reported by Nasdaq).
As of January 30, 2021, there were 25,375,000 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2021 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

As used in this Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Sleep Number” mean Sleep Number Corporation and its subsidiaries, and the term “common stock” means our common stock, par value $0.01 per share.

Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, SleepIQ Kids®, the Double Arrow logo, Select Comfort®, AirFit®, BAM Labs®, the “B” logo, Comfortaire®, ComfortFit®, Comfort.Individualized.®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, It®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Responsive Air®, Sleep Is Training®, Sleep Number Inner Circle®, Sleep30®, Smart Bed For Smart Kids®, Tech-e®, The Only Bed That Grows With Them®, This Is Not A Bed®, Tonight Bedtime. Tomorrow The World®, We Make Beds Smart®, What’s Your Sleep Number?®, Auto Snore™, Climate360™, EnviroIQ™, HealthIQ™, HeartIQ™, Individualized Sleep Experiences™, RespiratoryIQ™, Retail Flow™, Sleep Number Labs logo, Sleep Number Labs Sleep For The Future logo, WellnessIQ™, ActiveComfort™, Comfortable. Adjustable. Affordable.™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, Partner Snore™, The Bed Reborn™, The Bed That Moves You™, The Best Bed For Couples™, our bed model names, and our other marks and stylized logos are trademarks and/or service marks of Sleep Number. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

Our fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to our fiscal years. Our fiscal year is based on a 52- or 53-week year. All years presented in this Form 10-K are 52 weeks, except for the 2020 fiscal year ended January 2, 2021, which is a 53-week year.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in or incorporated by reference into this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to projections of revenues, results of operations, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments, including potential features of our products that may be developed in the future; any statements regarding future economic conditions, prospects or performance; statements of belief and any statement or assumptions underlying any of the foregoing. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or Webcasts open to the public, in press releases or reports, on our website or otherwise. We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms.

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

ITEM 1. BUSINESS

Overview

Sleep Number Corporation, based in Minneapolis, Minnesota, was incorporated in 1987 and became publicly traded in 1998. We are listed on the Nasdaq Stock Market LLC (Nasdaq Global Select Market) under the symbol SNBR. When used herein, the terms “Sleep Number,” “Company,” “we,” “us” and “our” refer to Sleep Number Corporation, including our consolidated subsidiaries.

At Sleep Number, our purpose is to improve the health and wellbeing of society through higher quality sleep. We are committed to leveraging the power of sleep, and sleep science, to improve lives and create a healthier, kinder, more inclusive world. And because of our team’s dedication to our mission, disciplined execution of our vertically integrated business model and differentiated consumer innovation strategy, Sleep Number is at the forefront of delivering this life-changing benefit. With our revolutionary Sleep Number 360® smart beds and SleepIQ® technology, we have improved 13 million lives.

Financial Highlights

In 2020, we increased net sales by 9% to $1.9 billion, earnings per diluted share (EPS) by 81% to $4.90 and cash from operations by 48% to $280 million. Our 2020 fiscal year included an extra week which we estimate benefited net sales by $41 million and EPS by $0.30. These results reflect the acceleration of three structural consumer shifts we anticipated at the inception of our consumer innovation strategy in 2012:

•First, consumers are prioritizing wellbeing – their own and that of their families, and they understand the strong link between sleep and overall health and wellness;
•Second, consumers are adopting digital products and services at a much faster and higher rate, and they are increasingly relying on digital health solutions; and
•Third, consumers have a heightened preference for brands that are characterized by authentic purpose and human empathy.

Each of these shifts is enduring, fueling permanent changes in consumer purchasing behavior and propelling our profitable growth.
With our strategic, enterprise-wide investments in innovation, technology, logistics, marketing and customer service, we have created a competitively advantaged strategy and a highly relevant brand – which together, are delivering superior shareholder value.

Proprietary Sleep Innovations

Sleep Number 360 smart beds effortlessly deliver proven quality sleep by allowing each sleeper to set their ideal firmness, support and pressure-relieving comfort – their Sleep Number® setting. SleepIQ technology optimizes the smart benefits of the bed, continually improving a sleeper’s restful time asleep – their SleepIQ® score – to deliver a life-changing difference to their overall health and wellness.

Every night, through our proprietary SleepIQ technology, we collect more than 19 billion data points from our real-world sleepers, generating comprehensive and longitudinal data at a scale never seen before in sleep science. To date, we have leveraged and learned from nine billion hours of sleep data gathered from more than one billion sleep sessions. We are using our proprietary longitudinal data and artificial intelligence capabilities to advance smart bed hardware and bio-signal features, enabling us to provide connected sleep solutions that deliver ongoing impact for consumers’ wellbeing. We are creating and introducing solutions and technology that will meaningfully impact sleep for a healthier society. In the future, our award-winning 360® smart beds could provide a form of preventative and proactive health care that one day may detect or prevent serious health conditions like sleep apnea, restless leg syndrome and heart disease.

Based on analysis of more than 25 million sleep sessions, Sleep Number research shows that sleepers who routinely use their 360 smart bed features and SleepIQ technology can improve quality sleep by over 15 minutes each night, nearly 100 hours each year. Third-party studies have shown that even 15 more minutes of quality sleep per night increase a body’s ability to stave off weight gain or a cold, and can increase productivity.

In 2020, we unveiled the next generation of 360 smart beds with technology to advance our health and wellness platform and made several new sleep innovations available through our SleepIQ technology platform, including:

•Nighttime Heart Rate Variability (HRV) – a measure of the variation of time between each heartbeat, which can be an indication of an individual’s overall health. A high HRV, for example, may indicate greater cardiovascular fitness and physical recovery ability. With a consistent nighttime HRV snapshot – free from the influence of daytime external factors – 360 smart bed sleepers may better understand their resilience, activity level and energy each day;
•Sleep Circadian Insights – automatically tracks sleep and wake times for each sleeper in the SleepIQ® platform application. Using artificial intelligence, SleepIQ technology learns a sleeper’s patterns and provides guidance to optimize sleep and wake times, such as what time of day they are most alert or their optimal times to work out and go to bed. Analysis shows that sleepers who engage with the new feature experience a 35-minute improvement to sleep timing (i.e., more consistent bedtime and wake time) and a 2-point improvement to their SleepIQ score; and
•Monthly Sleep Wellness Reports – provides an overview of personalized insights, highlighting sleep health, circadian stability and respiratory and cardiovascular health via HRV. The report helps sleepers effortlessly understand their sleep and see how their sleep health has changed over time. Initial research indicated that 8 out of 10 users found the Sleep Wellness Reports to be valuable, and 40 percent of those users changed sleep-related behaviors based upon information provided in the reports, such as going to bed earlier or changing their pre-bedtime routine. Sleep Number 360 smart bed sleepers can share their Sleep Wellness Reports with their healthcare providers, giving physicians unique access to individualized data that could help provide a more holistic picture of patient health.

In 2020, we also announced our forthcoming Sleep Number Climate360™ smart bed, the first-ever bed that uses advanced temperature technology to create a personalized, responsive microclimate with automatic firmness adjustability. Unveiled at CES 2020, both the Climate360 and new 360 smart beds won prestigious awards, including the CES 2020 “Best of Innovation” award.

Sleep Number also offers a full line of exclusive FlexFit™ smart adjustable bases that allow customers to raise the head or foot of the bed. These industry leading FlexFit bases seamlessly integrate with SleepIQ technology to deliver features like our Partner Snore™ technology, which allows a sleeping partner to temporarily relieve mild snoring by raising their companion’s head at the touch of a button.

The SleepIQ Kids® k2 bed extends Sleep Number’s DualAir™ adjustability and SleepIQ technology to the children’s mattress market. The k2 bed adjusts with children as they grow, giving them the best possible sleep.

Our exclusive Sleep Number® bedding collection features a full line of sleep products designed to improve sleep comfort and quality, including a broad assortment of pillow sizes and shapes that fit each individual’s preferred sleeping position.

We also offer a variety of temperature-balancing products including the DualTemp™ layer. This proprietary sleep innovation features active air technology that allows each sleeper to select their ideal temperature at the simple touch of a button and can be used with any mattress brand or adjustable base.

Research and Sleep Science

Research and sleep science are at the core of all Sleep Number innovations. With global R&D operations in the USA, Europe and Asia, we conduct extensive research to understand consumers’ needs and inspire the design and delivery of our award-winning sleep innovations, our proprietary SleepIQ technology platform and our customer experience.

Our Minneapolis, MN-based R&D team leads the innovation of our smart mattress, adjustable base design, and bedding solutions and is comprised of experts in mechanical engineering, comfort, adjustability, temperature, anthropometrics and test systems. Our Sleep Number Labs team in San Jose, CA supports the evolution of SleepIQ technology with leading experts in sleep research, data science, analytics and full-stack Internet of Things platform development.

We have accelerated our investments in R&D to enhance our competitive advantage. We continue to enhance our expertise and capabilities specific to the healthcare industry, forming an internal SleepIQ health team, advancing Sleep Number’s leadership in connected sleep health and further underscoring the commitment to innovation in health and wellness. As a result of our R&D and strategic efforts, we have continued to grow our patent portfolio, with a particular focus on smart features that improve sleep quality, and thermal solutions to solve temperature disruptions to sleep. Our world-wide patent portfolio now contains more than 350 patents, which enhances our protection of our exclusive and proprietary technologies. Our research and development expenses were $41 million in 2020, $35 million in 2019 and $29 million in 2018.

Aligned with our purpose of improving the health and wellbeing of society, our scientific foundation is continually expanding as we engage with health care providers, researchers and consumers:

•Extending upon our collaboration with the world-renowned Mayo Clinic, Sleep Number is funding a research with Mayo Clinic to understand sleep’s impact on health and wellbeing. Together, we hope to amplify our impact on improving society’s overall sleep and wellness and improving patient outcomes. By uniting our sleep knowledge and technology with world-class clinicians and researchers, we aim to make meaningful advancements to the science of sleep, with goals to materially foster better sleep and health for society;
•To support our research endeavors, we founded the Sleep Number Scientific Advisory Board, an interdisciplinary group of physicians, clinicians and researchers with expertise in sleep science and health. Our leadership team works with this collective of internationally-known experts to gather counsel on the latest sleep science and research programs and to leverage their knowledge to innovate new sleep-health solutions; and
•In 2020, we also established several important research and development projects aimed at identifying underlying physiological warning signs of health issues. The new Sleep Science Research capability within the SleepIQ technology platform provides the Company’s smart sleeper community (our “Insiders” – customers and SleepIQ technology users) the opportunity to help advance sleep science with real-world data to understand sleep behaviors and outcomes. By opting in through the SleepIQ® app, 360 smart bed sleepers answer periodic surveys about their health. This self-reported health history is analyzed alongside anonymized and aggregated sleep and biometric data, allowing us to gain additional insights on sleep’s impact on holistic health. It may also inform the development of new products, services and partnerships to advance the science of sleep and possibly even predict future health trends.

This collaboration of our integrated, experienced team, our external partners and our expert advisors will advance sleep research and science, and enable consumers to proactively and comprehensively improve their sleep health through superior sleep solutions.

Exclusive Direct-to-Consumer Distribution

At a time when people are recognizing the importance of sleep to their overall health and wellbeing, Sleep Number is hyper-relevant in consumers’ lives. Not only are we a leader in sleep innovation, we are linking sleep to wellness and creating a future where people live happier, healthier and more productive lives.

Our exclusive, direct-to-consumer distribution model builds lifelong relationships with our customers. We employ technology across our customer touchpoints to deliver a value-added retail experience that integrates our digital and physical touchpoints to meet customer needs, and our mission-driven, highly-trained sleep experts use our best-in-class relationship-based selling process, which is continually tested and refined, to deliver high conversions. We offer an engaging and dynamic online experience, which was heavily optimized in 2020, to educate consumers and advance their purchase path, driving highly-qualified traffic to all our retail touchpoints: Stores, Online, Phone and Chat.

As the exclusive distributor of Sleep Number® products, we target high-quality, convenient and visible store locations based on several factors, including each market’s overall sales potential and store geography, demographics and proximity to other brand experiences. Since 2010, we have invested in repositioning a large percentage of our mall stores to stronger, optimally sized, non-mall locations, adding stores in both existing and new markets. As of January 2, 2021, we operated 602 Sleep Number® stores, with locations in all 50 states. More than 42% of our stores (including remodels) are less than five years old and more than 56% are less than seven years old.

In 2020, our direct-to-consumer model and synergies from our vertical integration as the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number® beds enabled us to deliver a better, faster, simpler, safer and more engaging experience for our customers and our team members. In early fiscal April, with forced temporary closures of more than 80% of our stores and sales declining by almost 80% versus the prior year due to the COVID-19 pandemic, we reinvented our integrated operational processes through fast “test, learn, and apply” exercises, quickly advancing technology and digital capabilities and reskilling frontline teams. We rolled out a “sell-from-anywhere” model, an agile go-to-market approach that leveraged our sleep professionals’ skills in building customer relationships and aligned seamlessly with our customers’ shopping preferences: in-store, online or by phone. These actions drove efficient new customer acquisition, strong average revenue per unit, growth in number of new customers, bed units and increased conversion, producing a sharp recovery in Sleep Number’s sales and profitability.

Our Stores accounted for 85% of net sales in 2020. Average annual net sales per store, based on Total Retail (which includes Stores, Online, Phone and Chat), were $3.1 million in 2020, a new record. In 2020, 67% of our Stores open for a full year generated net sales of greater than $2 million, and 29% of our Stores open for a full year generated more than $3 million in net sales. In 2020, our Online, Phone and Chat sales accounted for 15% of our net sales, representing 108% year-over-year growth.

Brand Communications

Relevant, engaging and individualized communications have helped Sleep Number to become a beloved brand built on a foundation of individuality and wellbeing. Our deep understanding of, and insights about, our target customers, including structural shifts in consumer behavior that we have anticipated since the inception of our consumer innovation strategy in 2012 – and which were accelerated by the global pandemic – have guided our brand marketing strategies. To drive both new customer acquisition and retention (Insiders) business, our brand communications strategies are designed to emotionally connect consumers with high-quality content about the benefits of life-changing sleep and the value of our 360 smart bed: (i) we amplify our brand through strategic partnerships; (ii) we engage consumers seamlessly across multiple touchpoints with an emphasis on digital; and (iii) we create lifelong customer relationships and brand advocacy by delivering an unparalleled sleep experience. Together, these actions result in strong brand health, heightened consumer consideration and engagement, high-quality traffic, and authentic advocacy for Sleep Number’s brand, products and services.

Strategic partnerships amplify the effectiveness, impact and scale of our brand and marketing efforts:

•We are in the third year of our strategic partnership as the Official Sleep and Wellness Partner of the National Football League (NFL) – one of the world’s largest marketing and fan-engagement platforms. Our partnership with the NFL broadens our brand reach, deepens our brand relevance and magnifies the benefits of our proprietary innovations. Most active NFL players now have a Sleep Number 360 smart bed, which helps them compete more effectively by measuring, understanding and maximizing the benefits of a great night’s sleep; and
•Our multi-year partnerships with content platform organizations like Thrive Global and Katie Couric Media also provide opportunities to influence and educate consumers about the benefits of proven quality sleep on a regular basis.

We leverage a sophisticated media mix to drive our performance-marketing and advertising communications on a local and national scale, contributing to improved media return on investment (ROI). High-profile video, including television and online streaming, is our most efficient media, followed by digital and social platforms. Our world-class, in-house digital capabilities, content marketing, online user experience and data-driven tools give us the flexibility to pivot quickly and optimize media investment, messages and audience by platform in real-time. Our promotional strategy focuses on simplicity and relevance, driving consumers to the brand at the exact time they are seeking a smart bed. In 2020, media expense represented 13.6% of net sales.

We leaned into customer acquisition in 2019 and rapidly accelerated our digital capabilities in early 2020. We strengthened our digital engagement by delivering a superior personalized customer connection with our highly-knowledgeable sleep professionals. A new platform featuring modern, cloud-based architecture accelerated our “sell-from-anywhere” capability that makes it easy for our customers to get the exact Sleep Number solution they are looking for, on their own terms. By the third quarter of 2020, our digital traffic had surpassed all of 2019 and we delivered 80 basis points of leverage in our media spending in that quarter. Overall, 2020 represented our third straight year of double-digit, digital-traffic growth.

We focus on building lifelong relationships with our Insiders. The more deeply engaged our Insiders are with the brand, the greater their advocacy. Our smart sleeper community, now 1.6 million strong, interacts with our brand every day through SleepIQ technology. Our award-winning InnerCircleSM Rewards program amplifies this engagement and drives acquisition of new customers through referral, and greater retention with repeat purchases. We expect brand loyalty to accelerate as we roll out new health and wellness features in SleepIQ technology that will continue to benefit our Insiders’ lives. Insider referral and repeat sales represent greater than 45% of our business and are the most efficient source of new customers to the brand.

Operations

Integrated Sourcing and Logistics

Sleep Number’s integrated supply chain is a competitive advantage. Our commitments to innovation and continuous improvement are employed to leverage our vertical-business model by optimizing culture, processes and technology. In addition to a network of global suppliers, we currently operate two component manufacturing plants (Irmo, SC and Salt Lake City, UT) and four assembly distribution centers (Irmo, SC; Salt Lake City, UT; Ontario, CA; and Baltimore, MD) with two additional locations (Dallas, TX and Tampa, FL) opening in early 2021. Primary operations at the manufacturing sites include cutting and sewing of the fabric covers for our beds and final assembly and packaging of mattresses and bases. We also assemble our electrical Firmness Control™ systems in our Utah plant. Our plants have consistently won awards for safety and manufacturing excellence. We also operate a national bedding fulfillment center in Minneapolis, MN.

We source the raw materials and components used in our products from third parties. Various components are sourced from suppliers who currently serve as our sole or primary source of supply. We believe we can obtain these raw materials and components from other sources of supply, although we could experience short-term disruption in order fulfillment in the event of an unexpected loss of supply. We have taken, and continue to take, various measures to mitigate the potential impact of an unexpected supply disruption from any sole-source or primary suppliers, including maintaining safety stocks and identifying potential alternate suppliers. Our key suppliers have in place either contingency or disaster recovery plans or redundant production capabilities to minimize any unforeseen disasters.

At the end of 2020, approximately 50% of our smart beds were pre-assembled for delivery to customers’ homes while the remaining deliveries were assembled in customers’ homes. We are pursuing a multi-year evolution of our supply chain to pre-assemble 100% of our beds in as many as eight planned assembly distribution centers around the U.S. by 2022. We are advancing our outbound logistics network to reduce product handling, hand-offs, damage and costs while in transit to customers’ homes. We see these initiatives providing a superior and reliable experience for customers with lower costs for the business.

Home Delivery Service

Our home delivery teams are another direct touchpoint with our customers. Since 2018, 100% of our 360 smart beds sold are delivered and installed by our home delivery technicians or by our third-party service providers.

Our home delivery teams across the nation embraced the challenges of the COVID-19 pandemic in 2020, adopting measures to safeguard customer and team member health, while ensuring that customers were still able to receive the quality sleep they needed.

Customer Service

Through our U.S.-based, in-house customer service team located in Minneapolis, MN and New Orleans, LA, we provide direct post-purchase support that improves the customer experience and drives our business. Through frequent service and support interactions with customers via phone, email, live chat and social media, these team members also provide a unique opportunity to gather insights that help us continuously improve our products, strengthen our service quality and advance our innovation. This integration enables operational synergies and drives organizational efficiencies.

Throughout the pandemic, serving our customers remained our focus. In order to keep our team members safe, yet continue to provide a superior customer experience, our customer service teams in Minneapolis and New Orleans were provided with the technology tools and training to work from home.

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

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, mattress construction, foundation systems, sensing systems, automated adjustments, in-bed temperature control, as well as other technology. We have numerous U.S. patents, expiring at various dates between July 2021 and April 2039, and numerous U.S. patent applications pending. We also have numerous foreign patents and patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to, or competitive with, our products.

We have a number of trademarks and service marks registered with the U.S. Patent and Trademark Office, including Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, SleepIQ Kids®, the Double Arrow logo, Select Comfort®, AirFit®, BAM Labs®, the “B” logo, Comfortaire®, ComfortFit®, Comfort.Individualized.®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, It®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Responsive Air®, Sleep Is Training®, Sleep Number Inner Circle®, Sleep30®, Smart Bed For Smart Kids®, Tech-e®, The Only Bed

That Grows With Them®, This Is Not A Bed®, Tonight Bedtime. Tomorrow The World®, We Make Beds Smart® and What’s Your Sleep Number?®. We have several trademarks that are the subject of pending applications, including Auto Snore™, Climate360™, EnviroIQ™, HealthIQ™, HeartIQ™, Individualized Sleep Experiences™, RespiratoryIQ™, Retail Flow™, Sleep Number Labs logo, Sleep Number Labs Sleep For The Future logo, and WellnessIQ™. Each registered mark is renewable indefinitely as long as the mark remains in use and/or is not deemed to be invalid or canceled. We also have a number of common law trademarks, including ActiveComfort™, Comfortable. Adjustable. Affordable.™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, Partner Snore™, The Bed Reborn™, The Bed That Moves You™, The Best Bed For Couples™ and our bed model names.

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

The traditional view of the U.S. bedding industry, including mattresses and foundations (static and adjustable), is measured through data provided by the International Sleep Products Association (ISPA). According to ISPA, the industry has grown by approximately 4% annually over the last 20 years, including 4% annually, on average, over the past five years. According to ISPA and our estimates, industry wholesale shipments of mattresses and foundations (including imported products and adjustable bases) were approximately $10.9 billion in 2020 (approximately $22 billion at retail).

The retail bedding industry is commoditized and highly competitive. Sleep Number competes against regional and local specialty bedding retailers, home furnishing stores, mass merchants, national discount stores and online marketers. Furniture/Today, a furniture industry trade publication, has ranked Sleep Number as the 5th largest mattress manufacturer and 2nd largest U.S. bedding retailer for 2019, with an estimated 8% market share of industry retail revenue. Our consumer innovation strategy with proprietary sleep innovations and exclusive direct-to-consumer distribution is highly differentiated, resulting in lifelong customer relationships and contributing to our continued profitable growth.

Manufacturers in the bedding industry compete through retail partners on price, quality, brand name recognition, product availability and product performance, including the perceived levels of comfort and support provided by a mattress. There is a high degree of concentration among manufacturers, who produce innerspring, memory foam and hybrid beds, under nationally recognized brand names, including Tempur Sealy, Stearns & Foster, Serta and Simmons. In recent years, numerous direct-to-consumer companies and low-cost importers have entered the market, offering “bed-in-a-box” products to consumers, primarily through online distribution though many now partner with traditional mattress retailers. Their products are generally foam-based and undifferentiated in terms of sleep benefits.

Governmental Regulation and Compliance

As a vertically integrated manufacturer and retailer, we are subject to extensive federal, state and local laws and regulations affecting all aspects of our business.

As a manufacturer, we are committed to product quality and safety, including adherence to all applicable laws and regulations affecting our products and services. Compliance with health, safety and environmental laws and regulations, including the federal fire retardant standards developed by the U.S. Consumer Product Safety Commission, which requires rigorous and costly testing, has increased the cost and complexity of manufacturing our products and may adversely impact the speed and cost of product development efforts. Further, our manufacturing, distribution, delivery and other business operations and facilities are subject to additional federal, state or local laws or regulations including supply chain transparency, conflict minerals sourcing and disclosure, end-of-life disposal and recycling requirements, transportation and other laws or regulations relating to environmental protection and health and safety requirements, including COVID-19 safety and prevention.

As a retailer, we are subject to additional laws and regulations that apply to retailers generally and govern the marketing and sale of our products and the operation of both our retail stores and our e-commerce activities. Many of the statutory and regulatory requirements that impact our retail and e-commerce operations are consumer-focused and pertain to activities such as our promotions, advertising claims, pricing, credit-based promotional offers, truth-in-advertising, privacy, “do not call/mail” requirements, text messaging requirements, warranty disclosure, delivery timing requirements, accessibility and similar requirements.

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

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by Synchrony Bank. Approximately 52% of our net sales in 2020 were financed by Synchrony Bank. Our current agreement with Synchrony Bank expires December 31, 2023, subject to earlier termination upon certain events. We pay Synchrony Bank a fee for extended credit promotional financing offers. Under the terms of our agreement, Synchrony Bank sets the minimum acceptable credit ratings, interest rates, fees and all other terms and conditions of the customers’ accounts, including collection policies and procedures. As the receivables are owned by Synchrony Bank, at no time are the receivables purchased or acquired from us. We are not liable to Synchrony Bank for our customers’ credit defaults. In connection with all purchases financed under these arrangements, Synchrony Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Customers that do not qualify for credit under our agreement with Synchrony Bank may apply for credit under a secondary program that we offer through another provider.

Human Capital

Our Team Members

Individuality is our foundation. Our Company was founded under the name Select Comfort in 1987 (public company since 1998), on the premise that “one size doesn’t fit all.” We celebrate individuality in each other, in our own lives and in our customer’s lives. We strive to embrace every individual’s unique talents, perspectives and experiences, as we create an environment where we can be our best selves. Valuing diversity, equity and inclusion makes us stronger, smarter and fuels our innovation and teamwork. Individuality connects us to our vision of becoming one of the world’s most beloved brands by delivering an unparalleled sleep experience.

Throughout 2020, our purpose sustained us, inspired us and informed our business decisions and actions, including gifting a smart bed to all of our team members, partnering with Make-A-Wish to support critically ill children with life changing sleep and joining the United Nations Global Compact. At January 2, 2021, we employed a total of 4,679 team members, of which 108 were employed on a part-time or temporary basis. The breakdown of team members by area was as follows: 2,250 in retail sales and support, 833 in field services, 408 in customer service, 497 in manufacturing and logistics, and 691 in technology, corporate, management and administrative positions.

Talent Management

Our team members make a difference every day in improving society’s health and wellbeing through higher quality sleep. We engage our team members with an inclusive culture that is built on individuality and wellbeing. We celebrate individuality in each other, in our own lives and in our customers’ lives. We embrace every individual’s unique talents, perspectives and experiences and strive to create an environment where we can be our best selves. Valuing diversity, equity and inclusion makes us stronger, smarter and fuels our innovation and teamwork. Individuality connects us to our vision of becoming one of the world’s most beloved brands by delivering an unparalleled sleep experience.

Our culture embraces the shared values of passion, integrity, innovation, courage and teamwork. These values are central to who we are as a team and our ability to attract, engage, motivate and retain talent. Our holistic approach to talent management, as described below, is critical to the execution of our consumer innovation strategy. Talent management at Sleep Number is not a cyclical process but instead is a continuous lifecycle centered on learning and development. It comes to life through a 70/20/10 learning philosophy: (i) 70% of learning is on-the-job; (ii) 20% happens through managers, peers and others; and (iii) 10% is formal training or development. Our leaders have a strong commitment to seeing that this approach to talent management is successfully carried out every day. Some of the metrics that we use to gauge our progress include:

•We track numerous talent recruitment metrics to advance brand awareness and drive candidate traffic. This is used in our diversity hiring efforts. We also track retention and turnover of team members, including new hires on a monthly, quarterly and rolling 12-month basis. This is used to identify patterns and formulate talent strategies;
•We have a demographics dashboard that tracks race/ethnicity and gender by job grade, tenure and generation. This helps provide leaders with visibility to our progress on goals for diversity, equity and inclusion (DE&I). In 2020, we established a 13-member council of Sleep Number team members to advise the Company on advancing our DE&I initiatives;
•We have a continuous listening strategy to ensure we stay connected to the voice of our team members at critical times of the team member experience. The key survey touchpoints are at new hire, pulse check-in, annual engagement and exit. This allows leaders to monitor team member sentiment and key engagement metrics including an inclusion and belonging index. We also conducted a self-identification survey to learn how our team members identify and how they want to be appreciated as individuals;
•We benchmark at least annually all aspects of our total rewards program for team members. This ensures that we maintain a competitive rewards offering which is unique because all team members participate in some type of variable pay program (e.g., bonus, commissions) in addition to base pay. Our benefits package has been greatly expanded to support team member wellbeing including higher quality sleep by providing all 4,700 of our team members with a Sleep Number 360 smart bed in 2020, and a commitment to do so for all new Sleep Number team members going forward;
•We utilize our human capital management (HCM) system to track and follow team member performance assessments and development plans. We use our HCM system to monitor the completion of learning courses for our team members. Our enterprise learning management system provides all team members access to a training curriculum that is dynamic and mobile-accessible; and
•We collect and analyze workplace injury and accident information across all our locations. This enables our commitment to safety and dedication to reduce incident rates, number of workers’ compensation claims and lost workdays.

Social Impact Commitment

At Sleep Number, our purpose is to improve the health and wellbeing of society through higher quality sleep. We are committed to leveraging the power of sleep, and sleep science, to improve lives and create a healthier, kinder, more inclusive world. And because of our team’s dedication to our mission, disciplined execution of our vertically integrated business model and differentiated consumer innovation strategy, Sleep Number is at the forefront of delivering this life-changing benefit. With our revolutionary Sleep Number 360® smart beds and SleepIQ® technology, we have improved 13 million lives.

In 2018, we announced a social impact commitment to help one million young people achieve life-changing sleep through our products and sleep expertise by 2025. In 2020, we expanded our focus to broadly support children, families and communities, especially those who were deeply affected by the COVID-19 pandemic and social injustices. Our 2020 cash donations totaled over $600,000, and our team members donated their time and efforts to support individuals and families in need in their surrounding communities.

We improved the lives of nearly 100,000 individuals through continued partnerships with organizations including GENYOUth, Blue Star Families, American Cancer Society, Bridging and others. Additionally, we established new partnerships to make a greater positive impact. On Giving Tuesday 2020, we announced a year-long partnership with Make-A-Wish to help critically ill Wish kids across the United States receive the quality sleep they need by providing new 360 smart beds. We also made a financial contribution to the National Urban League to support its important work to improve equality for Black Americans. In addition, because the health and wellbeing of our team members is a high priority, we provided all 4,700 Sleep Number team members with the gift of quality sleep in 2020, presenting each with a new Sleep Number 360 smart bed.

While our pioneering and award-winning innovations are designed to improve people's health and wellbeing through quality sleep, Sleep Number was able to improve the health and safety of frontline health-care workers in the early days of the COVID-19 pandemic in a different way. By leveraging resources at our Irmo South Carolina plant in early 2020, our manufacturing team supported the South Carolina Hospital Association by refurbishing nearly 50,000 N95 masks, fulfilling a much-needed supply amidst a personal protective equipment shortage.

Our Corporate Responsibility and Sustainability Report, posted within the Investor Relations section of our Company website, provides additional information about our commitment to talent management and human rights at Sleep Number, including strategy details, performance metrics and our engagement, beginning in 2020, with the United Nations Global Compact. The report highlights our commitments:

•Purpose driven Company committed to improving the health and wellbeing of society through higher quality sleep;
•Enterprise-wide commitment to measure, advance and report on ESG initiatives, informed by and integrated into our business strategy;
•Became signatory to the United Nations Global Compact, pledging intent to incorporate their Ten Principles into our strategy, culture and operations;
•Focused on accountable goal setting as we track performance on waste and energy management; and
•Effectively collaborate with our diverse, independent board to sustain our long-standing, highly admired strength in corporate governance.

This report may be accessed at www.sleepnumber.com, click on the “INVESTORS” link then click on the “ESG” link and “Sustainability Reports.” The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

Information about our Executive Officers

SHELLY R. IBACH, 61
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

DAVID R. CALLEN, 54
Executive Vice President and Chief Financial Officer (Joined the Company in 2014 and was promoted to current role in December 2020)
David R. Callen, Sleep Number® setting 50, serves as the Executive Vice President and Chief Financial Officer for Sleep Number. Prior to joining Sleep Number in April 2014, Mr. Callen served as the Principal Financial Officer for Ethan Allen Interiors, Inc., from 2007 to 2014. Mr. Callen has served for more than 30 years in several high-performing companies in increasingly responsible international financial management positions. His breadth of experience has emphasized global business, capital and financial strategy, all aspects of mergers and acquisitions, global brand support and operational excellence across multiple industries, including automotive, high-tech, dental, outdoor recreational products and public accounting.

MELISSA BARRA, 49
Executive Vice President and Chief Sales and Services Officer (Joined the Company in 2013 and was promoted to current role in December 2020)
Melissa Barra, Sleep Number® setting 30, serves as the Executive Vice President and Chief Sales and Services Officer. From June 2019 to December 2020, Ms. Barra was Senior Vice President, Chief Sales, Services and Strategy Officer. Ms. Barra was Senior Vice President and Chief Strategy and Customer Relationship Officer from January 2015 to June 2019 and Vice President, Consumer Insights and Strategy from February 2013 to January 2015. Her breadth of experience covers finance, mergers and acquisitions, strategy, sales, services, real estate, PR and communications. Prior to joining Sleep Number in February 2013, Ms. Barra held leadership positions in the U.S. and internationally in process reengineering, finance, strategic alliances and corporate development for Best Buy, Grupo Futuro S.A., Citibank and GE Capital.

ANDREA L. BLOOMQUIST, 51
Executive Vice President and Chief Innovation Officer (Joined the Company in 2008 and was promoted to current role in December 2020)
Annie L. Bloomquist, Sleep Number® setting 25, serves as Executive Vice President and Chief Innovation Officer. Ms. Bloomquist leads all innovation, including strategic development of the SleepIQ® technology platform, 360® smart bed strategy, research and development, sleep science research and innovation partnerships to further sleep science, health and wellbeing. Ms. Bloomquist was the Senior Vice President and Chief Product Officer from June 2012 to December 2020 and Chief Merchandising Officer from June 2011 to June 2012. Ms. Bloomquist joined Sleep Number in May 2008 as Vice President and General Merchandise Manager. Prior to Sleep Number, Ms. Bloomquist held leadership positions in product and merchandising at Macy’s and Marshall Field’s Department Stores for Target Corporation.

KEVIN K. BROWN, 52
Executive Vice President and Chief Marketing Officer (Joined the Company in 2014 and was promoted to current role in December 2020)
Kevin K. Brown, Sleep Number® setting 40, serves as Executive Vice President and Chief Marketing Officer and is responsible for building the Sleep Number brand through stories that set the Company apart, communicating Sleep Number’s innovation and driving brand advocacy across all customer touchpoints. Before joining Sleep Number in 2014, Mr. Brown served in executive leadership roles at Meijer, Inc., Sears Holdings Corporation, Jo-Ann Stores, Inc. and Accenture.

SAMUEL R. HELLFELD, 42
Senior Vice President and Chief Legal and Risk Officer and Secretary (Joined the Company in 2013 and was promoted to current role in September 2018)
Samuel R. Hellfeld, Sleep Number® setting 65, serves as the Senior Vice President and Chief Legal and Risk Officer and Secretary and leads legal, internal audit, corporate security and asset protection. From October 2015 to September 2018, Mr. Hellfeld served as Vice President, Associate General Counsel. Mr. Hellfeld joined Sleep Number in March 2013 as Corporate Counsel. Prior to joining

Sleep Number, Mr. Hellfeld was a Partner in the law firm of Fox Rothschild LLP (fka Oppenheimer Wolff & Donnelly LLP) practicing in the areas of intellectual property and litigation. Prior to 2010, Mr. Hellfeld was an Associate at several law firms and also served as Law Clerk in the United States Court of Appeals for the Ninth Circuit and the United States District Court, Southern District of California.

CHRISTOPHER D. KRUSMARK, 41
Senior Vice President and Chief Human Resources Officer (Joined the Company in 2005 and was promoted to current role in July 2020)
Christopher Krusmark, Sleep Number® setting 55, serves as the Senior Vice President and Chief Human Resources Officer, where he leads all human resources, training and learning functions. Prior to being promoted to his new role in July 2020, Mr. Krusmark served as Sleep Number’s Vice President of Sales Operations, Field Services and Training where he led retail operations, sales promotions and incentives, home delivery operations, the Company’s customer sales center and wholesale business development. From June 2005 to October 2015, Mr. Krusmark held a variety of leadership roles in finance at Sleep Number supporting sales, real estate, marketing and product. Prior to joining Sleep Number, Mr. Krusmark worked on the financial audit staff of EY and Arthur Andersen.

J. HUNTER SAKLAD, 51
Executive Vice President and Chief Supply Chain Officer (Joined the Company in 2004 and was promoted to current role in January 2021)
Hunter Saklad, Sleep Number® setting 65, serves as the Executive Vice President and Chief Supply Chain Officer at Sleep Number. From December 2012 to December 2020, Mr. Saklad served as Senior Vice President and Chief Information Officer. From June 2011 to December 2012, Mr. Saklad served as the Vice President, Consumer Insight and Strategy at Sleep Number. From March 2006 to June 2011 he was Vice President of Finance and held a variety of positions across Finance serving business partners in marketing, sales, supply chain, FP&A, investor relations and treasury. Mr. Saklad joined Sleep Number in October 2004 as Sr. Director of Finance. Prior to joining Sleep Number, Mr. Saklad held finance leadership roles at Ford Motor Company and Visteon.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission (SEC).

Our corporate website is www.SleepNumber.com. Through a link to a third-party content provider, our corporate website provides free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents are posted on our website at www.SleepNumber.com — select the “Investors” link, the “Financials” link, and then the “SEC Filings” link. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

We also make available, free of charge on our website, the charters of the Audit Committee, Compensation Committee and Corporate Governance Committee, as well as our Code of Business Conduct (including any amendment to, or waiver from, a provision of our Code of Business Conduct) adopted by our Board. These documents are posted on our website — select the “Investors” link, the “Governance” link and then the “Governance Documents” link. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

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

Risks Related to Consumer Sentiment and the Availability of Credit

The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and our financial results.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which have adversely affected, and may continue to adversely affect, our business operations and our financial results. Consumer concern about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to close certain businesses, stay at home, practice social distancing or self-quarantine resulted in the temporary closure of the majority of our stores nationwide for a period of time between mid-March and mid-May. Approximately 99% of our stores were open on average during the six months ended January 2, 2021. However, as the COVID-19 pandemic continues, we may need to further restrict the operations of our stores, delivery operations, and manufacturing and distribution facilities if we deem this necessary or if recommended or mandated by authorities, and these measures could have a further material impact on our sales and profits. Restrictions in 2020 adversely affected, and may in the future adversely affect, our business, operations, demand for our product, traffic to our stores, and macroeconomic factors that affect us, such as consumer confidence and spending, which have, in turn, resulted in a loss of sales and profits. Even as certain restrictions are eased or lifted, and vaccines and other treatments for COVID-19 become available, new or different restrictions may be implemented and consumers may continue to take additional precautions that could cause a reduction in foot-traffic to certain of our locations or other changes in consumer spending behavior over time. Moreover, as vaccines and other treatments for COVID-19 become available, consumer behavior may change, including spending more time away from home, and discretionary consumer spending on home goods such as our beds and related products may decrease.

With temporary closures to our retail store locations across the country at various points during 2020 and our delivery operations adversely impacted, we scaled our digital and “sell-from-anywhere” capabilities including: remote retail selling, customer service, private appointments, flexible work schedules, solutions for contactless delivery, and remote access for team members across the country. This shift to our team members working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems and increased risk of cybersecurity breaches and IT outages. In addition, as recommendations and/or mandates have been modified, eased or lifted across the country, we have implemented new health and safety policies at headquarters, stores, and our manufacturing and assembly locations as well as for our home delivery teams, which are intended to ensure the safety of our team members and customers and reduce the risk of contracting or spreading the coronavirus for team members, contractors, and customers who are unable to perform their roles or transact business remotely. The return to working in-person presents the risk that our new health and safety policies may not adequately protect our team members, contractors, and customers from contracting or spreading the coronavirus.

In response to the COVID-19 pandemic, including the significant reduction in customer visits to, and spending at, our stores caused by COVID-19, we did and in some situations continue to take actions to maintain liquidity and reduce costs. It is possible that our cost reduction efforts may be insufficient to maintain adequate liquidity if our operations are further restricted or disrupted due to the COVID-19 pandemic or governmental recommendations or mandates that may result in material impact on our sales and profits.

Additionally, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our Company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business and financial results in the future.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. In light of our adjustments due to COVID-19 and the overall fluid nature of the pandemic and the consumer environment, we may not be as successful in developing effective messages and achieving efficiency in our advertising expenditures.

Our business depends heavily on the uninterrupted operation of our two main manufacturing plants located in Irmo, SC and Salt Lake City, UT as well as our assembly distribution centers, two of which are co-located at the manufacturing plants and others located in Baltimore, MD and the greater Los Angeles, CA area. Our business also depends on the successful operation of our bedding collection fulfillment center in Brooklyn Park, MN and headquarters in Minneapolis, MN. The operation of all of our facilities is critically dependent on our team members who staff these locations, and COVID-19 could directly threaten or impact their health and/or ability to work, and, therefore, adversely affect the operations of our facilities. In addition, COVID-19 and governmental mandates or recommendations in these jurisdictions could require closures of our facilities and otherwise limit or adversely impact our ability to continue these operations.

In addition to our retail stores and home delivery operations, COVID-19 has also impacted, and may continue to impact, our logistics and domestic and foreign supply chain, including availability of raw materials and components we or our suppliers source from third parties as well as our sole source of supply for adjustable foundations, particularly as a result of governmental mandates or recommendations. We expect that these impacts will continue in 2021.

Our temporary reduction of discretionary spending across the Company and the inability or limitations of certain suppliers, both domestic and foreign, to operate due to governmental mandates or recommendations has delayed and may continue to delay the introduction of new product lines.

The situation surrounding COVID-19 remains fluid, and the potential for an adverse effect on our business and our financial results increases the longer the virus impacts activity levels in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the extent of the impact COVID-19 will have on our business. The extent and duration of the impact of COVID-19 on our business, operations, and financial results will depend on future developments, including the duration and spread of the outbreak, the availability, administration, and efficacy of vaccines, governmental mandates and recommendations, business and workforce disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and unpredictable.

Current and future economic conditions could materially adversely affect our sales, profitability, cash flows and financial condition.

Our success depends significantly upon discretionary consumer spending, which is influenced by a number of general economic factors, including without limitation economic growth, consumer confidence, the housing market, employment and income levels, interest rates, inflation, taxation, consumer shopping trends and the level of customer traffic in malls and shopping centers, civil unrest, as well as the COVID-19 pandemic. Adverse trends in any of these economic factors may adversely affect our sales, profitability, cash flows and financial condition.

A reduction in the availability of credit to consumers generally or under our existing consumer credit programs could harm our sales, profitability, cash flows and financial condition.

A significant percentage of our sales are made under consumer credit programs through third parties. The amount of credit available to consumers may be adversely impacted by macroeconomic factors, including those related to or resulting from the COVID-19 pandemic, that affect the financial position of consumers, and as suppliers of credit adjust their lending criteria.

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

Risks Related to Our Marketing Strategy and Execution of Total Retail Distribution Strategy

Our future growth and profitability depend upon the effectiveness and efficiency of our marketing programs.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. We continue to evolve our marketing strategies, adjust our messages, and review the amount we spend on advertising and where we spend it. We may not always be successful in developing effective messages, as the consumer and competition change, or in achieving efficiency in our advertising expenditures.

We rely in part upon third parties, such as social media influencers and athletes, to market our brand, and we are unable to fully control their efforts. Influencers and athletes with whom we maintain a relationship could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand, and these communications may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect or prevent this activity may not be effective.

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
If our marketing messages are ineffective or our advertising expenditures and other marketing programs, including digital programs, are inefficient in creating awareness and consideration of our products and brand name, and in driving consumer traffic to our website, call centers, or stores, our sales, profitability, cash flows and financial condition may be adversely impacted. In addition, if we are not effective in preventing the publication of confusing, false or misleading information regarding our brand or our products, or if there is publication online or elsewhere of significant negative consumer sentiment regarding our Company, brand or our products, our sales, profitability, cash flows and financial condition may be adversely impacted.

Our future growth and profitability depend on our ability to execute our Total Retail distribution strategy.

The vast majority of our sales occur through Total Retail, including our retail stores and our website. Total Retail represents our largest opportunity for growth in sales and improvement in profitability. Our retail stores carry significant fixed costs. We also make significant capital expenditures as we open new stores and remodel or reposition existing stores. We are highly dependent on our ability to maintain and increase sales per store to cover these fixed expenses, provide a return on our capital investments and improve our operating margins.

Some of our stores are mall-based. We depend on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for our mall-based retail stores. Any decrease in mall traffic, including due to governmental recommendation or mandates related to COVID-19, could adversely affect our sales, profitability, cash flows and financial condition.

Our Total Retail distribution strategy results in relatively few points of distribution, including 602 retail stores in 50 U.S. states as of the end of 2020, Online, Phone and Chat. Several of the mattress manufacturers and retailers with which we compete have significantly more brick-and-mortar points of distribution than we do, which makes us highly dependent on our ability to drive consumers to our points of distribution to gain market share.

Our longer-term Total Retail distribution strategy is also dependent on our ability to renew existing store leases and to secure suitable locations for new store openings, in each case on a cost-effective basis. We may encounter higher than anticipated rents and other costs in connection with managing our retail store base. We may also be unable to find or obtain suitable new locations.

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

As a consumer innovation Company with differentiated products, we face an inherent risk of exposure to product liability claims or regulatory actions if the use of our products is alleged to have resulted in personal injury or property damage. If any of our products proves to be defective or non-compliant with applicable regulations such as the federal Consumer Product Safety Commission flammability standards, we may be required to recall or redesign such products. We have at times experienced increased returns and adverse impacts on sales, as well as product liability litigation, as a result of media reports related to the alleged propensity of our products to develop mold. We may experience additional adverse impacts on sales and additional litigation if any similar media reports were to occur in the future. We maintain insurance against some forms of product liability claims, but such coverage may not be applicable to, or adequate for, liabilities actually incurred. A successful claim brought against us outside of, or in excess of, available insurance coverage, or any claim or product recall that results in significant adverse publicity about us, may have a material adverse effect on our sales, profitability, cash flows and financial condition.

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

Risks Related to Our Reliance on Third Parties and Reliance on a Global Supply Chain

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

We rely upon several key suppliers and third parties that are, in some instances, the only source of supply or services currently used by us for particular materials, components, products or services. A disruption in the supply or substantial increase in cost of any of these products or services could harm our sales, profitability, cash flows and financial condition.

We currently obtain all the materials and components used to produce our beds from outside sources including some that are located outside the United States. In several cases, including our air chambers, integrated non-adjustable foundations, adjustable foundations, various components for our Firmness Control systems, certain foam formulations, as well as our fabrics and zippers, we have chosen to obtain these materials, components and products from suppliers who serve as the only source of supply, or who supply the vast majority of our needs of the particular material, component or product. While we believe that these materials, components and products, or suitable replacements, could be obtained from other sources in the event of a disruption or loss of supply, we may not be able to find alternative sources of supply or alternative sources of supply on comparable terms. If our relationship with the primary supplier of our air chambers or the supplier of our adjustable foundations is terminated, we could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components and products. Constraints on the ability of certain of our suppliers to timely meet commitments in an environment of increased demand for consumer products and reduced labor during the COVID-19 pandemic, which has, and may continue to, adversely impact our ability to meet our product demand, result in additional costs, or may otherwise adversely impact our business, operations and financial condition.

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

Our business is subject to significant increases or volatility in the prices of certain commodities, including but not limited to electronic componentry, fuel, oil, natural gas, rubber, cotton, plastic resin, corrugate, steel and chemical ingredients used to produce foam, as well as third-party logistic costs. Increases in prices of these commodities or logistics costs or other inflationary pressures may result in significant cost increases for our raw materials and product components, as well as increases in the cost of delivering our products to our customers. To the extent we are unable to offset any such increased costs through value engineering and similar initiatives, or through price increases, our profitability, cash flows and financial condition may be adversely impacted. If we choose to increase prices to offset the increased costs, our sales volumes could be adversely impacted.

Our business is subject to risks inherent in global sourcing activities.

Our air chambers and some of our other components are manufactured outside the United States, and therefore are subject to risks associated with foreign sourcing of materials, including but not limited to:

•Existing or potential duties, tariffs or quotas on certain types of goods that may be imported into the United States;
•Political instability resulting in disruption of trade;
•Disruptions in supply or transportation due to acts of terrorism, outbreaks of pandemics or contagious diseases (such as the COVID-19 pandemic), shipping delays, foreign or domestic strikes, customs inspections or other factors;
•Foreign currency fluctuations; and
•Economic uncertainties, including inflation.

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

Our operations and those of our suppliers are located in various regions of the U.S. and across the globe, which subjects us to regional risks, such as adverse weather conditions and other natural or man-made disasters.

The locations where we and our suppliers operate have experienced, and may experience in the future, adverse regional events such as extreme weather conditions and other natural and man-made disasters, which could have a material adverse effect on us and our ability to source necessary materials, components and products. Climate change may increase the frequency and severity of adverse weather conditions and other natural disasters. The western and southern regions of the U.S. and warmer climates globally may be particularly impacted by extreme weather, such as hurricanes, natural disasters, wildfires and rising sea levels. These events may disrupt our operations and ability to source components and products.

Climate change continues to draw scientific, governmental, and public attention. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gas emissions, including carbon dioxide, which has led to legislative and regulatory efforts to limit such emissions. The enactment of new laws and regulations, or changes to existing laws and regulations, could mandate more restrictive standards or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. The consequences of climate change and the ensuing patchwork of governmental regulations and orders could disrupt our operations or harm our ability to source necessary materials and components and manufacture our products. If public perception of our compliance with laws and regulations related to climate change is negative, it could adversely affect our business and reputation.

Risks Related to Our Vertically Integrated Business

Significant competition could adversely affect our business.

Because of the vertical integration of our business model, our products and distribution face significant competition from both manufacturers of different types of mattresses and a variety of retailers. Our SleepIQ technology also faces significant competition from various manufacturers and retailers of sleep tracking and monitoring products.

The mattress industry is characterized by a high degree of concentration among the largest manufacturers of innerspring mattresses and foam mattresses and one dominant national mattress retailer. In recent years, numerous direct-to-consumer companies and low-cost importers have entered the market, offering “bed-in-a-box” or similar products primarily through online distribution directly to consumers though many now also partner with traditional mattress retailers. The emergence of these new competitors has significantly increased the costs of search terms and digital advertising.

A variety of sleep tracking and monitoring products that compete with our SleepIQ technology have been introduced by various manufacturers and retailers, both within and outside of the traditional mattress industry.

Some of our competitors have substantially greater financial, marketing and manufacturing resources and greater brand name recognition than we do and sell products through broader and more established distribution touchpoints. Our national, exclusive distribution competes with other retailers who generally provide a wider selection of mattress alternatives than we offer. A number of these retailers also have more points of distribution, greater marketing resources, and greater brand name recognition than we do.
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

Risks Related to Legal Compliance and Legal Proceedings

Our business is subject to a wide variety of government laws and regulations. These laws and regulations, as well as any new or changed laws or regulations, could disrupt our operations or increase our compliance costs. Failure to comply with such laws and regulations could have further adverse impacts on our operations.

We are subject to a wide variety of laws and regulations relating to the bedding industry or to various aspects of our business. Laws and regulations at the federal, state and local levels frequently change and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, future regulatory or administrative changes. Changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts employment and labor, trade, advertising and marketing practices, pricing, consumer credit offerings, “do not call/mail” requirements, text messaging requirements, product testing and safety, transportation and logistics, health care, tax, accounting, privacy and data security, health and safety or environmental issues, warranty disclosures, delivery timing requirements, accessibility requirements, among others, could require us to change the way we do business and could have a material adverse impact on our sales, profitability, cash flows and financial condition. New or different laws or regulations could increase direct compliance costs for us or may cause our vendors to raise the prices they charge us because of increased compliance costs. Further, the adoption of a multi-layered regulatory approach to any one of the state or federal laws or regulations to which we are currently subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business.

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

Risks Related to Our Information Systems and Cybersecurity

Information systems that contain confidential Company data, consumers’ private data, and team members’ private data may be subject to attacks by hackers or other cyber threats that could compromise the confidentiality, integrity, and availability of the data, which could substantially disrupt our business and could result in a breach of the data.

Our information systems and information systems of third-party vendors we use to assist in the storage and management of information contain personal information related to our customers and team members in the ordinary course of our business, such as credit card and demographic information of our customers, SleepIQ® data, including biometric data (e.g., sleep, physiological), from our customer base and social security numbers and demographic information of our team members. These information systems also contain confidential Company data regarding our business and innovations. While we maintain and require our third-party vendors to maintain security measures to protect this information, a breach of these security measures, such as through third-party action and attacks, team member error, access to our data and systems, malfeasance or otherwise, could compromise the security of our data and customers’ and team members’ personal information. As the techniques used to breach such security measures change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any failure of our systems and processes or our third-party vendors’ systems and processes to adequately protect our data or customer or team member personal information from exposure, theft or loss could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.

Any improvements or upgrades to information systems that may be required to meet the evolving needs of our business and cybersecurity needs as well as existing and emerging regulatory requirements may be costly to implement and may take longer or require greater resources than anticipated, and may result in disruptions to our systems or business.

We depend on our information systems for many aspects of our business. If our information systems are disrupted in any material way, or improvements or upgrades are required to meet the evolving needs of our business, cybersecurity needs, and existing and emerging regulatory requirements, we may be required to incur significant capital expenditures in the pursuit of improvements or upgrades to our information systems. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause short-term disruptions or security vulnerabilities to our existing systems and our business. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could adversely impact our sales, profitability, cash flows and financial condition.

Risks Related to Our Stock

A substantial amount of our stock is held by a small number of large investors and significant sales of our common stock by one or more of these holders could cause our stock price to fall, which could cause investors to lose all or a portion of their investment in our stock.

As of December 31, 2020, we believe the nine largest holders of common stock were institutional investors who held approximately 53% of our outstanding shares of common stock in the aggregate, with BlackRock Fund Advisors being our largest shareholder with approximately 14% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons, and such sales could depress the market price of our common stock, which could cause investors to lose all or a portion of their investment in our stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.

The stock price of our Company may fluctuate significantly in response to numerous factors such as: the overall performance of the equity markets and the economy as a whole; changes in the financial projections we or third parties may provide to the public or our failure to meet these projections; actual or anticipated changes in our growth rate relative to that of our competitors; failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our Company or our failure to meet these estimates or the expectations of investors; and sales of share of our common stock by us or our shareholders particularly sales by our directors, executive officers and significant shareholders or the perception that these sales could occur.

General Risks

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

The following table summarizes the geographic locations of our 602 retail stores as of January 2, 2021:

	Retail Stores		Retail Stores		Retail Stores
Alabama	11	Louisiana	9	Ohio	21
Alaska	1	Maine	2	Oklahoma	5
Arizona	11	Maryland	13	Oregon	7
Arkansas	6	Massachusetts	11	Pennsylvania	23
California	67	Michigan	18	Rhode Island	1
Colorado	14	Minnesota	15	South Carolina	10
Connecticut	6	Mississippi	6	South Dakota	2
Delaware	2	Missouri	12	Tennessee	17
Florida	43	Montana	4	Texas	55
Georgia	21	Nebraska	4	Utah	7
Hawaii	1	Nevada	5	Vermont	1
Idaho	3	New Hampshire	4	Virginia	17
Illinois	21	New Jersey	14	Washington	15
Indiana	11	New Mexico	3	West Virginia	4
Iowa	7	New York	20	Wisconsin	11
Kansas	7	North Carolina	21	Wyoming	2
Kentucky	8	North Dakota	3	Total	602

Manufacturing, Distribution and Headquarters

We lease our 238,000 square-foot corporate headquarters in Minneapolis, MN. The lease term commenced in November 2017 and runs through October 2032. The lease includes three five-year renewal options.

We lease two manufacturing, assembly and distribution centers in Irmo, SC and Salt Lake City, UT of approximately 151,000 square feet and approximately 101,000 square feet, respectively. The Irmo facility lease runs through June 2026, with two five-year renewal options. The Salt Lake City facility lease runs through July 2025, with one five-year renewal option. We also lease one storage facility in Salt Lake City of approximately 57,000 square feet through April 2023.

ITEM 3. LEGAL PROCEEDINGS

Our legal proceedings are discussed in Note 12, Commitments and Contingencies, Legal Proceedings, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Stock Market LLC (Nasdaq Global Select Market) under the symbol “SNBR.” As of January 30, 2021, there were approximately 206 holders of record of our common stock.

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

Information concerning share repurchases completed during the fourth quarter of fiscal 2020 is set forth below:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
September 27, 2020 through October 24, 2020	338,957	$63.40	338,308	$415,439,000
October 25, 2020 through November 28, 2020	1,286,921	$67.03	1,280,845	329,595,000
November 29, 2020 through January 2, 2021	1,079,070	$79.67	1,040,597	246,889,000
Total	2,704,948	$71.62	2,659,750	$246,889,000
____________________
(1)Under our Board-approved $500 million share repurchase program (effective September 19, 2019), we repurchased 2.7 million shares of our common stock at a cost of $190 million (based on trade dates) during the three months ended January 2, 2021.
(2)In connection with the vesting of employee restricted stock grants, we also repurchased 45,198 shares of our common stock at a cost of $3.7 million during the three months ended January 2, 2021.
(3)There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

Comparative Stock Performance

The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (S&P) 400 Specialty Stores Index and The Nasdaq Stock Market (U.S.) Index assuming a $100 investment made on January 2, 2016. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SLEEP NUMBER CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX
$400
$350
$300
$250
$200
$150
$100
$50
01/02/16
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
Sleep Number Corporation
S&P 400 Specialty Stores Index
The Nasdaq Stock Market (U.S.) Index

	01/02/16	12/31/16	12/30/17	12/29/18	12/28/19	01/02/21
Sleep Number Corporation	$100	$106	$176	$150	$232	$382
S&P 400 Specialty Stores Index	100	119	92	85	95	114
The Nasdaq Stock Market (U.S.) Index	100	109	141	136	187	270

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

	Year
	2020(1)	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Net sales	$1,856,555	$1,698,352	$1,531,575	$1,444,497	$1,311,291
Gross profit	1,156,000	1,051,923	927,961	897,347	810,160
Operating expenses:
Sales and marketing	771,195	766,922	687,380	650,357	595,845
General and administrative	158,999	137,956	119,378	127,269	109,674
Research and development	40,910	34,950	28,775	27,806	27,991
Operating income	184,896	112,095	92,428	91,915	76,650
Net income	$139,189	$81,845	$69,539	$65,077	$51,417
Net income per share:
Basic	$5.03	$2.78	$1.97	$1.58	$1.11
Diluted	$4.90	$2.70	$1.92	$1.55	$1.10
Shares used in calculation of net income per share:
Basic	27,665	29,472	35,256	41,212	46,154
Diluted	28,428	30,355	36,165	42,085	46,902
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,243	$1,593	$1,612	$3,651	$11,609
Total assets(2)	800,136	806,043	470,138	471,834	457,166
Borrowings under revolving credit facility	244,200	231,000	199,600	24,500	—
Total shareholders’ (deficit) equity	(223,978)	(159,431)	(109,550)	89,156	160,320
Selected Operating Data:
Stores open at period-end	602	611	579	556	540
Stores opened during period	30	59	53	36	72
Stores closed during period	39	27	30	20	20
Average sales per store (000’s)(3)	$3,052	$2,877	$2,707	$2,618	$2,555
Percentage of stores with > $2 million in net sales(4)	67%	70%	65%	61%	61%
Percentage of stores with > $3 million in net sales(4)	29%	30%	25%	22%	21%
Average revenue per mattress unit - Total Retail(5)	$4,856	$4,865	$4,482	$4,283	$4,046
Total Retail comparable-sales increase(6)	6%	6%	3%	4%	1%
Total retail square footage (at period-end) (000’s)	1,762	1,749	1,598	1,489	1,399
Average square footage per store open during period(4)	2,926	2,802	2,725	2,647	2,538
Average sales per square foot(3)	$1,051	$1,034	$998	$995	$1,013
Average store age (in months at period-end)	97	94	95	97	93
Earnings before interest, depreciation and amortization (Adjusted EBITDA)(7)	$267,891	$190,351	$165,588	$169,097	$145,689
Free cash flows(7)	$242,561	$129,921	$86,025	$112,778	$93,793
Return on invested capital (ROIC)(7)	25.0%	17.8%	16.0%	14.3%	12.2%

_____________________
(1)Fiscal year 2020 had 53 weeks. All other fiscal years presented had 52 weeks.
(2)On December 30, 2018, we adopted ASC Topic 842, Leases, on a modified-retrospective basis. Comparative information has not been restated and continues to be reported under the standards in effect for those periods. See Note 1, Business and Summary of Significant Accounting Policies, New Accounting Pronouncements, Recently Adopted Accounting Guidance and Note 7, Leases, for further information.
(3)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(4)For stores open during the entire period indicated (excludes Online, Phone and Chat sales).
(5)Represents Total Retail net sales divided by Total Retail mattress units.
(6)Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. The number of comparable stores used to calculate such data was 567, 539, 524, 512 and 459 for 2020, 2019, 2018, 2017 and 2016, respectively. Fiscal 2020 included 53 weeks, as compared to 52 weeks for the other periods presented. Comparable sales have been adjusted and reported as if all years had the same number of weeks.
(7)These non-GAAP measures are not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See pages 26 and 27 for the reconciliation of these non-GAAP measures to the appropriate GAAP measures.
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

	Year
	2020	2019	2018	2017	2016
Net income	$139,189	$81,845	$69,539	$65,077	$51,417
Income tax expense	36,783	18,663	16,982	25,961	24,516
Interest expense	9,021	11,591	5,911	975	811
Depreciation and amortization	60,783	61,410	61,648	61,077	56,910
Stock-based compensation	21,813	16,657	11,412	15,763	11,961
Asset impairments	302	185	96	244	74
Adjusted EBITDA	$267,891	$190,351	$165,588	$169,097	$145,689

Free Cash Flow
(in thousands)

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

	Year
	2020	2019	2018	2017	2016
Net cash provided by operating activities	$279,661	$189,160	$131,540	$172,607	$151,645
Less: Purchases of property and equipment	(37,100)	(59,239)	(45,515)	(59,829)	(57,852)
Free cash flow	$242,561	$129,921	$86,025	$112,778	$93,793

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

	Year
	2020	2019	2018	2017	2016
Net operating profit after taxes (NOPAT)
Operating income	$184,896	$112,095	$92,428	$91,915	$76,650
Add: Rent expense(1)	91,458	87,835	79,390	74,019	67,416
Add: Interest income	97	3	4	97	94
Less: Depreciation on capitalized operating leases(2)	(24,001)	(22,358)	(20,392)	(18,865)	(17,185)
Less: Income taxes(3)	(59,387)	(42,592)	(36,444)	(48,970)	(41,933)
NOPAT	$193,063	$134,983	$114,986	$98,196	$85,042

Average invested capital
Total (deficit) equity	$(223,978)	$(159,431)	$(109,550)	$89,156	$160,320
Add: Long-term debt(4)	244,849	231,756	200,458	—	—
Add: Capitalized operating lease obligations(5)	731,664	702,680	635,120	592,152	539,328
Total invested capital at end of period	$752,535	$775,005	$726,028	$681,308	$699,648

Average invested capital(6)	$773,413	$757,361	$719,055	$686,436	$699,576

Return on invested capital (ROIC)(7)	25.0%	17.8%	16.0%	14.3%	12.2%
_____________________
(1)    Rent expense is added back to operating income to show the impact of owning versus leasing the related assets.
(2)Depreciation is based on the average of the last five fiscal quarters’ ending capitalized operating lease obligations (see note 5) for the respective reporting periods with an assumed thirty-year useful life. This life assumption is based on our long-term participation in given markets though specific retail location lease commitments are generally five to 10 years at inception. This is subtracted from operating income to illustrate the impact of owning versus leasing the related assets.
(3)Reflects annual effective income tax rates, before discrete adjustments, of 23.5%, 24.0%, 24.1%, 33.3% and 33.0% for 2020, 2019, 2018, 2017 and 2016, respectively.
(4)Long-term debt includes existing finance lease liabilities.
(5)A multiple of eight times annual rent expense is used as an estimate for capitalizing our operating lease obligations. The methodology utilized aligns with the methodology of a nationally recognized credit rating agency.
(6)Average invested capital represents the average of the last five fiscal quarters’ ending invested capital balances.
(7)ROIC equals NOPAT divided by average invested capital.

Note - Our ROIC calculation and data are considered non-GAAP financial measures and are not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates analysis of the Company’s financial performance by investors and financial analysts.

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
•Risks inherent in outbreaks of pandemics or contagious disease, including the COVID-19 pandemic and related consequences such as supply shortages, labor disruptions, and recommendations and/or mandates from federal, state and local authorities to close certain businesses or limit occupancy or operating hours;
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
•Claims that our products, processes, advertising, or trademarks infringe the intellectual property rights of others or do not comply with laws or regulations;
•Availability of attractive and cost-effective consumer credit options;
•Our lean manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
•Our dependence on significant suppliers and third parties and our ability to maintain relationships with key suppliers or third-parties, including several sole-source suppliers or providers of services;
•Rising commodity costs and other inflationary pressures;
•Risks inherent in global sourcing activities, including tariffs, outbreaks of pandemics or contagious diseases, such as the COVID-19 pandemic, strikes and the potential for shortages in supply;
•Risks of disruption in the operation of any of our main manufacturing facilities or assembly and distribution facilities;
•Increasing government regulation;
•Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;
•The adequacy of our and third-party information systems to meet the evolving needs of our business and existing and evolving risks and regulatory standards applicable to data privacy and cybersecurity;
•The costs and potential disruptions to our business related to enhancing, patching, upgrading our information systems;
•The vulnerability of our and third-party information systems to attacks by hackers or other cyber threats that could compromise the security or accessibility of our systems, result in a data breach or disrupt our business; and
•Our ability to attract, retain and motivate qualified management, executive and other key team members, including qualified retail sales professionals and managers.

Additional information concerning these and other risks and uncertainties is contained under the caption “Risk Factors” in this Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

Overview

Business Overview

Individuality is core to Sleep Number. Our purpose driven Company is comprised of 4,700 passionate team members who are dedicated to our mission of improving lives by individualizing sleep experiences. Our 360 smart beds provide each sleeper with adjustable, personalized comfort for proven quality sleep. We have already improved 13 million lives as we strive to positively impact the lives of our customers and society. Sleep science and data are the foundation of our innovations. Our award-winning 360 smart beds benefit from our proprietary SleepIQ technology – integrating nearly 9 billion hours of highly accurate sleep data – to provide effortless comfort and individualized sleep health insights, including a daily SleepIQ score.

As a purpose driven Company in health and wellness, Sleep Number is a leader in sleep innovation. Our vertically integrated business model and role as the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number beds allows us to offer consumers high-quality, individualized sleep solutions and services.

We generate revenue by marketing our innovations to new and existing customers, and selling products through Total Retail and Wholesale/Other. Total Retail, which includes Stores, Online, Phone and Chat, sells directly to consumers. Wholesale/Other sells to and through selected wholesale customers in the United States.

We are committed to delivering superior shareholder value by: (1) increasing consumer demand; (2) leveraging our business model; and (3) deploying capital efficiently.

COVID-19 Pandemic - Impact on our Business

At the onset of the COVID-19 pandemic in mid-March 2020, government restrictions resulted in the temporary closure of most of our retail stores. While prioritizing the safety of our team, serving our customers and ensuring business continuity, we swiftly took decisive actions to strengthen our liquidity, cash flows and financial position, and mitigate the future impact on our operations and financial performance.

Despite a 20% decline in net sales during the three months ended June 27, 2020 when 47% of our stores were closed on average, 2020 net sales increased 9% and net income increased by 70% compared with the same period one year ago. Approximately 99% of our stores were open on average during the six months ended January 2, 2021.

While we generated strong financial performance during 2020, the volatility, length and severity of the pandemic's impact on consumer demand and the resulting impact on our future financial performance remains uncertain. See Part I: Item 1A. Risk Factors, for additional discussion on the COVID-19 pandemic and the impact on our business.

Health and Safety of our Team Members and Customers. Upon onset of the COVID-19 pandemic, we implemented precautionary and sanitary guidelines throughout our operations, including stores, manufacturing, home delivery and headquarters based on the Centers for Disease Control and Prevention’s (CDC) recommendations, and other best practices.

Expense Management. With the reduction in second-quarter 2020 revenue due to the pandemic, we implemented appropriate expense management actions, including:

•In April 2020, we furloughed nearly 40% of our team members with another 30% working reduced hours. The majority of our team members returned to work as stores reopened and customer demand increased. In response to changes in the business, we restructured some teams, which resulted in approximately 10% of positions nationwide being eliminated as we reallocated headcount to support the changing needs of our business;
•We temporarily reduced our sales and marketing expenses. For all of 2020, we increased media spending 4% year-over-year, supporting the 9% increase in net sales; and
•We negotiated rent deferrals and abatements for stores closed due to COVID-19.

Liquidity, Cash Flows and Financial Position. We took the following actions to preserve cash, increase liquidity and strengthen our financial position:

•Added $75 million of additional liquidity on April 3, 2020 through an incremental 364-day term loan under our credit facility’s $150 million accordion. On September 24, 2020, we repaid the $75 million term loan with cash provided by operating activities;

•In March 2020, temporarily suspended share repurchases under our Board-approved share repurchase program. In October 2020, resumed share repurchases and repurchased $190 million of our common stock ($71.44 per share, based on trade dates) during the three months ended January 2, 2021;
•Temporarily reduced capital expenditures to $37 million for 2020, compared with $59 million during 2019. We remained committed to our long-term innovation initiatives, including investing $41 million in research and development expenses during 2020, 17% more than the prior year;
•Net liquidity available under our credit facility was $202 million at January 2, 2021; and
•Our leverage ratio as defined in our credit agreement was 2.2x as of January 2, 2021. The maximum leverage ratio under our credit agreement is 4.5x.

CARES Act. On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) into law. The CARES Act includes the following relief, among others:

•Amended federal tax laws to permit 100% bonus depreciation for eligible qualified improvement property placed in service by the taxpayer after December 31, 2017 and before January 1, 2023;
•Employers were eligible for a 50 percent refundable payroll tax credit on wages paid up to $10,000, per employee, during 2020. The credit was available to employers whose businesses were disrupted due to virus shutdowns and those that had a decrease in gross receipts of 50 percent or more when compared to the same quarter in the prior year. The credit could be claimed for employees who are retained but not currently working due to the crisis for firms with more than 100 employees; and
•Provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This has provided us with additional liquidity during 2020.

Results of Operations

Fiscal 2020 Summary

Financial highlights for fiscal 2020 were as follows:

•Net sales for 2020 increased 9% to $1.9 billion, compared with $1.7 billion in 2019. Total Retail comparable sales increased 6% and sales from net opened/closed stores in the past 12 months added 1.5 percentage points (ppt.) of growth in 2020. In addition, 2020 included 53 weeks compared with 52 weeks in the prior year, with the extra week benefiting 2020 net sales by $41 million. For additional details, see the components of total net sales growth on page 31.
•Sales per store in 2020 (Total Retail sales for stores open at least one year, including Online, Phone and Chat sales, adjusted for the additional 53rd week) on a trailing twelve-month basis totaled $3.1 million, 6% higher than 2019.
•2020 operating income of $185 million increased by $73 million, or 65%, compared with $112 million in the prior year. Our 2020 operating income rate increased to 10.0% of net sales, compared with 6.6% of net sales in 2019. Our 2020 operating income and operating income rate were positively impacted by the 9% increase in net sales, a 0.4 ppt. increase in our gross profit rate and 3.0 ppt. reduction in our operating expense rate.
•We continued to prioritize investments in near- and long-term growth drivers in 2020, including a 17% increase in our innovation driving R&D expenses.
•Net income in 2020 increased 70% to $139 million, compared with net income of $82 million in 2019. Net income per diluted share increased 81% to $4.90, compared with $2.70 per diluted share in 2019. Diluted earnings per share for 2020 benefited from the profits generated during the additional 53rd week ($0.30 per diluted share).
•We achieved a return on invested capital (ROIC) of 25.0% in 2020, compared with 17.8% in 2019.
•Cash provided by operating activities in 2020 increased by 48% to $280 million, compared with $189 million for the prior year. Purchases of property and equipment for 2020 decreased to $37 million, compared with $59 million in 2019. The year-over-year decrease was primarily due to actions taken to temporarily reduce capital spending based on the economic uncertainties associated with the pandemic.
•We ended 2020 with $244 million of borrowings under our credit facility, compared with $231 million at the end of 2019. Net liquidity available under our credit facility was $202 million at January 2, 2021. Our leverage ratio as defined in our credit agreement was 2.2x as of January 2, 2021. The maximum leverage ratio under our credit agreement is 4.5x.
•In 2020, we invested $228 million to repurchase 3.4 million shares of our common stock ($66.49 per share, based on trade dates) under our Board-approved share repurchase program. As of January 2, 2021, the remaining authorization under our Board-approved share repurchase program was $247 million.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2020		2019		2018
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,856.6	100.0%	$1,698.4	100.0%	$1,531.6	100.0%
Cost of sales	700.6	37.7%	646.4	38.1%	603.6	39.4%
Gross profit	1,156.0	62.3%	1,051.9	61.9%	928.0	60.6%
Operating expenses:
Sales and marketing	771.2	41.5%	766.9	45.2%	687.4	44.9%
General and administrative	159.0	8.6%	138.0	8.1%	119.4	7.8%
Research and development	40.9	2.2%	35.0	2.1%	28.8	1.9%
Total operating expenses	971.1	52.3%	939.8	55.3%	835.5	54.6%
Operating income	184.9	10.0%	112.1	6.6%	92.4	6.0%
Interest expense, net	8.9	0.5%	11.6	0.7%	5.9	0.4%
Income before income taxes	176.0	9.5%	100.5	5.9%	86.5	5.6%
Income tax expense	36.8	2.0%	18.7	1.1%	17.0	1.1%
Net income	$139.2	7.5%	$81.8	4.8%	$69.5	4.5%
Net income per share:
Basic	$5.03		$2.78		$1.97
Diluted	$4.90		$2.70		$1.92
Weighted-average number of common shares:
Basic	27.7		29.5		35.3
Diluted	28.4		30.4		36.2

The percentage of our total net sales, by dollar volume, was as follows:

	2020	2019	2018
Total Retail	99.7%	99.4%	99.1%
Wholesale/Other	0.3%	0.6%	0.9%
Total	100.0%	100.0%	100.0%

The components of total net sales growth, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2020	2019	2018
Retail comparable-store sales (1)	(3%)	6%	3%
Online, Phone and Chat (1)	104%	12%	15%
Total Retail comparable sales change (1)	6%	6%	3%
Net opened/closed stores and 53rd week	4%	5%	3%
Total Retail	10%	11%	6%
Wholesale/Other	(52%)	(24%)	(26%)
Total net sales change	9%	11%	6%
____________________
(1)Stores are included in the comparable-store calculation in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. Fiscal 2020 included 53 weeks, as compared to 52 weeks for the other periods presented. Total Retail comparable sales have been adjusted to remove the estimated impact of the additional week.

Other sales metrics were as follows:

	2020	2019	2018
Average sales per store ($ in thousands)(1) (4)	$3,052	$2,877	$2,707
Average sales per square foot(1) (4)	$1,051	$1,034	$998
Stores > $2 million in net sales(2) (4)	67%	70%	65%
Stores > $3 million in net sales(2) (4)	29%	30%	25%
Average revenue per mattress unit – Total Retail(3)	$4,856	$4,865	$4,482
____________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes Online, Phone and Chat sales).
(3)Represents Total Retail net sales divided by Total Retail mattress units.
(4)Fiscal 2020 included 53 weeks, as compared to 52 weeks in fiscal 2019. The additional week in 2020 was in the fiscal fourth quarter. Total Retail comparable sales have been adjusted to remove the estimated impact of the additional week on the twelve months ended January 2, 2021.

The number of retail stores operating during the last three years was as follows:

	2020	2019	2018
Beginning of period	611	579	556
Opened	30	59	53
Closed	(39)	(27)	(30)
End of period	602	611	579

Comparison of 2020 and 2019

Net sales

Net sales in 2020 increased 9% to $1.9 billion, compared with $1.7 billion in 2019. The sales increase was driven by a 6% comparable sales increase in Total Retail and 1.5 percentage points (ppt.) of growth from net opened/closed stores in the past 12 months. In addition, 2020 included 53 weeks compared with 52 weeks in the prior year, with the extra week benefiting 2020 net sales by $41 million. Online, Phone and Chat sales (included in comparable sales noted above) made up 15% of total net sales compared with 8% in the prior year as consumers embrace transacting remotely with Sleep Number as well as in our stores. For additional details, see the components of total net sales growth on page 31.

The $158 million net sales increase compared with the same period one year ago was primarily comprised of: (i) a $90 million increase from Total Retail comparable sales; (ii) $41 million from the additional 53rd week; and (iii) a $33 million increase resulting from net opened/closed stores; partially offset by (iii) a $6 million decrease in Wholesale/Other sales. Total Retail mattress units increased 10% compared to the prior-year period. Average revenue per mattress unit in Total Retail of $4,856 remained consistent year over year.

Gross profit

Gross profit for 2020 of $1.2 billion increased by $104 million, or 9.9%, compared with $1.1 billion in 2019. The 2020 gross profit rate increased to 62.3% of net sales, compared with 61.9% for the prior-year period. The 0.4 ppt. increase in the gross profit rate was mainly due to: (i) leverage from the 9% net sales increase and efficiency initiatives (0.6 ppt.); partially offset by (ii) higher performance-based incentive compensation expense (0.2 ppt.). In addition, our gross profit rate will fluctuate from quarter-to-quarter due to a variety of other factors, including return and exchange costs.

Sales and marketing expenses

Sales and marketing expenses totaled $771 million in 2020, compared with $767 million last year. The sales and marketing expense rate decreased to 41.5% of net sales, compared with 45.2% for the same period one year ago. The current-year sales and marketing expenses rate decrease of 3.7 ppt. was primarily due to: (i) actions taken to manage expenses in response to the uncertainty related to the COVID-19 pandemic; and (ii) the leveraging impact of the 9% net sales increase. Expense management actions included leveraging our media spending, which increased by 4% compared with the prior year, while net sales increased by 9%, and lower payroll costs due to reduced store operating hours and improved productivity.

General and administrative expenses

General and administrative (G&A) expenses increased $21 million to $159 million in 2020, compared with $138 million in the prior year and increased to 8.6% of net sales, compared with 8.1% of net sales one year ago. The $21 million increase in G&A expenses consisted of the following major components: (i) a $21 million increase in employee compensation primarily resulting from a year-over-year increase in Company-wide performance-based incentive compensation; and (ii) a $2 million increase in miscellaneous other expenses; partially offset by (iii) a $2 million decrease in travel and training expenses. The G&A expenses rate increased by 0.5 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above, partially offset by the leveraging impact of the 9% net sales increase.

Research and development expenses

Research and development (R&D) expenses increased by 17% to $41 million in 2020, compared with $35 million in 2019. The R&D expense rate for 2020 increased to 2.2% of net sales, compared with 2.1% of net sales for the prior year. The 17% spending level increase supports our consumer innovation strategy.

Interest expense, net

Interest expense, net decreased to $9 million for the year ended January 2, 2021, compared with $12 million for the same period one year ago. The $3 million interest expense reduction was driven by lower average borrowings under credit facility in 2020 and a decrease in the weighted-average interest rate on borrowings outstanding during 2020 compared with 2019.

Income tax expense

Income tax expense was $37 million for the year ended January 2, 2021, compared with $19 million for the same period one year ago. Both periods benefited from discrete tax items. The effective income tax rate for the year ended January 2, 2021 was 20.9% reflecting stock-based compensation excess tax benefits. The effective income tax rate for the year ended December 28, 2019 was 18.6% reflecting stock-based compensation excess tax benefits, additional tax credits and the favorable resolution of a tax matter. See Note 11, Income Taxes, for further information.

Comparison of 2019 and 2018

For a discussion of our 2019 versus 2018 results, see our 2019 Form 10-K.

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value over time. At the onset of the COVID-19 pandemic in mid-March, government restrictions resulted in the temporary closure of most of our retail stores, with 47% of our retail stores on average closed during the three months ended June 27, 2020. Despite a 20% decline in net sales during the three months ended June 27, 2020, net sales increased 9% and net income increased by 70% in 2020 compared with 2019, and cash generated from operations increased 48%. Approximately 99% of our stores were open on average during the six months ended January 2, 2021. The actions below were taken to manage liquidity and capital resources during the initial stages of the COVID-19 pandemic. Our strong financial performance during the second half of 2020 has dramatically improved our risk profile and we have taken subsequent liquidity and capital deployment actions as a result.

•On September 24, 2020, we repaid the $75 million, 364-day term loan we added under our credit agreement on April 3, 2020. The $75 million term loan provided increased liquidity and preserved financial flexibility in consideration of the disruption and uncertainty resulting from the COVID-19 pandemic. On October 5, 2020, we amended the credit agreement to remove the share repurchase restriction and eliminate the floor based on LIBOR of at least 0.75% from our $450 million credit agreement. Net liquidity available under our credit facility was $202 million at January 2, 2021.
•We resumed share repurchases under our Board-approved share repurchase program in October 2020, after it was temporarily suspended. We also reduced 2020 capital expenditures in response to COVID-19. We expect to return to a normalized amount of capital spending going forward.
•We negotiated rent deferrals and abatements for stores closed due to COVID-19.
•We furloughed nearly 40% of our team members with another 30% working reduced hours. The majority of our team members returned to work as stores reopened and customer demand increased. In response to changes in the business, we have restructured some teams, which resulted in approximately 10% of positions nationwide being eliminated as we reallocated headcount to support the changing needs of our business.
•We temporarily suspended the Company's 401(k) match and selected other benefit programs. In September 2020, we reinstated the discretionary 401(k) plan contributions for all of 2020.
•We also temporarily reduced our sales and marketing expenses, and most discretionary projects, while continuing to support our innovation initiatives. As our stores reopened and market conditions warranted, we increased our sales and marketing expenses, and restarted discretionary projects to support the future growth of business.

Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $450 million revolving credit facility. As of January 2, 2021, we do not have any off-balance sheet financing other than our $4 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail store locations for the foreseeable future. See Notes 7, Leases, and 12, Commitments and Contingencies, for further details on our contractual obligations.

Cash and cash equivalents totaled $4 million and $2 million at January 2, 2021 and December 28, 2019, respectively. Significant changes in cash and cash equivalents during 2020 included $280 million of cash provided by operating activities, which were offset by $37 million of cash used to purchase property and equipment, $236 million of cash used to repurchase our common stock and a $12 million decrease in short-term borrowings.

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	2020	2019
Total cash provided by (used in):
Operating activities	$279.7	$189.2
Investing activities	(39.0)	(56.6)
Financing activities	(238.0)	(132.6)
Net change in cash and cash equivalents	$2.7	$0.0

Cash provided by operating activities for the fiscal year ended January 2, 2021 was $280 million compared with $189 million for the fiscal year ended December 28, 2019. Significant components of the $91 million year-over-year increase in cash from operating activities included: (i) a $57 million increase in net income in 2020 compared with 2019; (ii) a $31 million fluctuation in customer prepayments due to the strong recovery in customer demand during the last six months of 2020 that outperformed forecasts and suppliers' fulfillment, which had been curtailed to navigate the challenges of the COVID-19 pandemic; (iii) a $27 million fluctuation in accounts payable with both years impacted by business changes and timing of payments; and (iv) a $24 million fluctuation in the amount of compensation and benefits accrued and timing of the related payments resulting from year-over-year changes in Company-wide performance-based incentive compensation.

Net cash used in investing activities was $39 million for the fiscal year ended January 2, 2021, compared with $57 million in 2019. Investing activities in 2020 included $37 million of property and equipment purchases, compared with $59 million last year. The year-over-year decrease was primarily due to actions taken to temporarily reduce capital spending based on the economic uncertainties associated with the pandemic.

Net cash used in financing activities was $238 million for the fiscal year ended January 2, 2021, compared with $133 million in 2019. During the fiscal year ended January 2, 2021, we repurchased $236 million of our common stock (based on settlement dates, $229 million under our Board-approved share repurchase program and $7 million in connection with the vesting of employee restricted stock grants), compared with $165 million in 2019. Short-term borrowings decreased by $12 million during 2020 due to a $13 million increase in borrowings under our credit facility to $244 million, which was more than offset by a decrease in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings increased by $26 million during 2019 due to a $31 million increase in borrowings under our credit facility to $231 million, partially offset by a decrease in book overdrafts. Financing activities for both years reflect the cash proceeds from the exercise of employee stock options.

Under our Board-approved share repurchase program, we repurchased 3.4 million shares at a cost of $228 million (based on trade dates, $66.49 per share) during the fiscal year ended January 2, 2021. During 2019, we repurchased 3.6 million shares at a cost of $146 million ($40.97 per share). As of January 2, 2021, the remaining authorization under our Board-approved share repurchase program was $247 million. There is no expiration date governing the period over which we can repurchase shares.

As of January 2, 2021, we had $244 million of borrowings under our credit facility. We also had $4 million in outstanding letters of credit. Net liquidity available under our credit facility was $202 million at January 2, 2021. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Our leverage ratio as defined in our credit agreement was 2.2x as of January 2, 2021. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $450 million to $600 million, subject to lenders' approval. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement is for general corporate purposes, to meet our seasonal working capital requirements and repurchase our common stock. As of January 2, 2021, the weighted-average interest rate on borrowings under the credit facility was 1.5% and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio consistent with our Credit Agreement. As of January 2, 2021, we were in compliance with all financial covenants.

Under the terms of the Synchrony Agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customers’ accounts, including collection policies and procedures, and is the owner of the accounts. As the accounts are owned by Synchrony Bank, at no time are the accounts purchased or acquired from us. We are not liable to Synchrony Bank for our customers’ credit defaults.

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

A 10% change in our stock-based compensation expense for the year ended January 2, 2021, would have affected net income by approximately $1.7 million in 2020.

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

A 10% change in our warranty liability at January 2, 2021, would have affected net income by approximately $0.9 million in 2020.

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

A 10% change in our sales returns allowance at January 2, 2021 would have affected net income by approximately $1.9 million in 2020.

Recent Accounting Pronouncements

See “Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1, Business and Summary of Significant Accounting Policies - New Accounting Pronouncements” for recent accounting pronouncements that may affect our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $1.9 million based on the $244 million of borrowings under our credit facility at January 2, 2021. We do not manage our interest-rate volatility risk through the use of derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sleep Number Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sleep Number Corporation and subsidiaries (the “Company”) as of January 2, 2021, and December 28, 2019, and the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended January 2, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021, and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in the year ended December 28, 2019, due to the adoption of ASU No. 2016-02 Leases (Topic 842) using the modified retrospective approach.

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

Warranty Liability - Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company provides a limited warranty on most products sold. The estimated warranty liabilities, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred and the assumptions are adjusted for any current trends as appropriate. As of January 2, 2021, the Company has warranty liability of $12.2 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our procedures related to the warranty liabilities included the following, among others:

•We tested the effectiveness of controls related to warranty liabilities, including those over historical warranty claim data and estimated future warranty claim rates.
•We evaluated the reasonableness of management’s estimate of warranty liabilities by comparing the historical warranty claim trends to the current warranty claim rates of the Sleep Number 360 Smart Bed line and other products.
•We evaluated the completeness of the warranty liabilities through inquiries of operational and executive management regarding knowledge of known product warranty claims or product issues and evaluated whether they were appropriately considered in the determination of the warranty liabilities.
•We evaluated the methods and assumptions used by management to estimate the warranty liabilities by:
–Testing the underlying data that served as the basis for the estimate, to test that the inputs to the estimate were reasonable and to test the mathematical accuracy of the calculation.
–Developing an expectation of warranty liabilities and comparing it to the recorded balance.
–Comparing management’s prior-year assumption of expected claim rates to actuals incurred during the year to evaluate management’s ability to estimate the warranty liabilities.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 2, 2021

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sleep Number Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sleep Number Corporation and subsidiaries as of January 2, 2021, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2021, of the Company and our report dated March 2, 2021 expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 2, 2021

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
January 2, 2021 and December 28, 2019
(in thousands, except per share amounts)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$4,243	$1,593
Accounts receivable, net of allowances of $1,046 and $898, respectively	31,871	19,978
Inventories	81,362	87,065
Prepaid expenses	20,839	15,335
Other current assets	43,489	36,397
Total current assets	181,804	160,368

Non-current assets:
Property and equipment, net	175,223	197,421
Operating lease right-of-use assets	314,226	327,017
Goodwill and intangible assets, net	72,871	73,226
Other non-current assets	56,012	48,011
Total assets	$800,136	$806,043

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$244,200	$231,000
Accounts payable	91,904	134,594
Customer prepayments	72,017	34,248
Accrued sales returns	24,765	19,809
Compensation and benefits	76,786	40,321
Taxes and withholding	23,339	22,171
Operating lease liabilities	62,077	59,561
Other current liabilities	60,856	53,070
Total current liabilities	655,944	594,774
Non-current liabilities:
Deferred income taxes	242	3,808
Operating lease liabilities	283,084	298,090
Other non-current liabilities	84,844	68,802
Total liabilities	1,024,114	965,474
Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 25,390 and 27,961 shares issued and outstanding, respectively	254	280
Additional paid-in capital	—	—
Accumulated deficit	(224,232)	(159,711)
Total shareholders’ deficit	(223,978)	(159,431)
Total liabilities and shareholders’ deficit	$800,136	$806,043
See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(in thousands, except per share amounts)

	2020	2019	2018
Net sales	$1,856,555	$1,698,352	$1,531,575
Cost of sales	700,555	646,429	603,614
Gross profit	1,156,000	1,051,923	927,961

Operating expenses:
Sales and marketing	771,195	766,922	687,380
General and administrative	158,999	137,956	119,378
Research and development	40,910	34,950	28,775
Total operating expenses	971,104	939,828	835,533
Operating income	184,896	112,095	92,428
Interest expense, net	8,924	11,587	5,907
Income before income taxes	175,972	100,508	86,521
Income tax expense	36,783	18,663	16,982
Net income	$139,189	$81,845	$69,539

Basic net income per share:
Net income per share – basic	$5.03	$2.78	$1.97
Weighted-average shares – basic	27,665	29,472	35,256

Diluted net income per share:
Net income per share – diluted	$4.90	$2.70	$1.92
Weighted-average shares – diluted	28,428	30,355	36,165

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ (Deficit) Equity
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount			Total
Balance at December 30, 2017	38,813	$388	$—	$88,768	$89,156
Net income	—	—	—	69,539	69,539
Exercise of common stock options	186	2	2,786	—	2,788
Stock-based compensation	271	3	11,409	—	11,412
Repurchases of common stock	(8,402)	(84)	(14,195)	(268,166)	(282,445)
Balance at December 29, 2018	30,868	$309	$—	$(109,859)	$(109,550)
Net income	—	—	—	81,845	81,845
Exercise of common stock options	381	4	7,186	—	7,190
Stock-based compensation	480	5	16,652	—	16,657
Repurchases of common stock	(3,768)	(38)	(23,838)	(131,697)	(155,573)
Balance at December 28, 2019	27,961	$280	$—	$(159,711)	$(159,431)
Net income	—	—	—	139,189	139,189
Exercise of common stock options	420	4	9,598	—	9,602
Stock-based compensation	620	6	21,807	—	21,813
Repurchases of common stock	(3,611)	(36)	(31,405)	(203,710)	(235,151)
Balance at January 2, 2021	25,390	$254	$—	$(224,232)	$(223,978)

See accompanying notes to consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$139,189	$81,845	$69,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,563	61,866	61,966
Stock-based compensation	21,813	16,657	11,412
Net loss (gain) on disposals and impairments of assets	247	(430)	(51)
Deferred income taxes	(3,566)	(1,014)	7,447
Changes in operating assets and liabilities:
Accounts receivable	(11,893)	4,817	(5,483)
Inventories	5,703	(2,183)	(584)
Income taxes	1,057	3,066	(6,561)
Prepaid expenses and other assets	(13,717)	(13,959)	5,551
Accounts payable	(16,755)	10,661	(9,894)
Customer prepayments	37,769	7,182	(701)
Accrued compensation and benefits	36,825	12,920	(6,872)
Other taxes and withholding	111	725	707
Other accruals and liabilities	21,315	7,007	5,064
Net cash provided by operating activities	279,661	189,160	131,540

Cash flows from investing activities:
Purchases of property and equipment	(37,100)	(59,239)	(45,515)
Proceeds from sales of property and equipment	55	2,615	272
Purchase of intangible assets	(1,973)	—	—
Net cash used in investing activities	(39,018)	(56,624)	(45,243)

Cash flows from financing activities:
Repurchases of common stock	(235,644)	(165,079)	(272,446)
Net (decrease) increase in short-term borrowings	(11,639)	26,357	182,336
Proceeds from issuance of common stock	9,602	7,190	2,788
Debt issuance costs	(312)	(1,023)	(1,014)
Net cash used in financing activities	(237,993)	(132,555)	(88,336)

Net increase (decrease) in cash and cash equivalents	2,650	(19)	(2,039)
Cash and cash equivalents, at beginning of period	1,593	1,612	3,651
Cash and cash equivalents, at end of period	$4,243	$1,593	$1,612

Non-cash financing transactions:
Change in unsettled repurchases of common stock	$(493)	$(9,506)	$9,999
Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$38,698	$17,182	$15,031
Interest paid	$9,053	$10,656	$5,086
Finance lease obligations incurred	$—	$—	$943
Purchases of property and equipment included in accounts payable	$5,015	$5,725	$12,123
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

We generate revenue by marketing our innovations to new and existing customers, and selling products through Total Retail and
Wholesale/Other. Total Retail, which includes Stores, Online, Phone and Chat, sells directly to consumers. Wholesale/Other sells to and through selected wholesale customers in the United States.

The consolidated financial statements include the accounts of Sleep Number Corporation and our subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends were as follows: fiscal 2020 ended January 2, 2021; fiscal 2019 ended December 28, 2019; and fiscal 2018 ended December 29, 2018. Fiscal 2020 had 53 weeks, 2019 and 2018 each had 52 weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in our consolidated balance sheets and in net increase in short-term borrowings in the financing activities section of our consolidated statements of cash flows. Book overdrafts totaled $8 million and $33 million at January 2, 2021 and December 28, 2019, respectively.

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected credit losses and consist primarily of receivables from third-party financiers for customer credit card purchases. The allowance is recognized in an amount equal to anticipated future write-offs. We estimate future write-offs based on delinquencies, aging trends, industry risk trends, our historical experience and current trends. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

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

Goodwill and Intangible Assets, Net

Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net identifiable assets. Our intangible assets include developed technologies and trade names/trademarks. Definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from 8-10 years.

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

Goodwill and Indefinite-lived Intangible Assets - goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually or when there are indicators of impairment using a fair value approach. The Financial Accounting Standards Board’s (FASB) guidance allows us to perform either a quantitative assessment or a qualitative assessment before calculating the fair value of a reporting unit. We have elected to perform the quantitative assessment. The quantitative goodwill impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and our market capitalization. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. Based on our 2020 assessments, we determined there was no impairment.

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

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2020	2019	2018
Balance at beginning of period	$11,345	$10,389	$9,320
Additions charged to costs and expenses for current-year sales	13,387	10,949	12,385
Deductions from reserves	(12,158)	(11,007)	(11,743)
Change in liabilities for pre-existing warranties during the current year, including expirations	(422)	1,014	427
Balance at end of period	$12,152	$11,345	$10,389

Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used:
•Level 1 – observable inputs such as quoted prices in active markets;
•Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Share Repurchases

At January 2, 2021, we had $247 million remaining authorization under our $500 million board-approved share repurchase program. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to accumulated deficit.

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

Our beds sold with SleepIQ technology contain multiple performance obligations including the bed, and SleepIQ hardware and software. We analyze our multiple performance obligation(s) to determine whether they are distinct and can be separated or whether they must be accounted for as a single performance obligation. We determined that the beds sold with the SleepIQ technology have two performance obligations consisting of: (i) the bed; and (ii) SleepIQ hardware and software. SleepIQ hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware’s functionality. We determine the transaction price for multiple performance obligations based on their relative standalone selling prices. The performance obligation related to the bed is satisfied at a point in time. The performance obligation related to SleepIQ technology is satisfied over time based on the ongoing access and usage by the customer of software essential to the functionality of SleepIQ technology. The deferred revenue and costs related to SleepIQ technology are recognized on a straight-line basis over the product’s estimated life of four years because our inputs are generally expended evenly throughout the performance period.

See Note 9, Revenue Recognition, for additional information on revenue recognition and sales returns.

Cost of Sales, Sales and Marketing, General and Administrative (G&A) and Research & Development (R&D) Expenses

The following tables summarize the primary costs classified in each major expense category (the classification of which may vary within our industry):

	Cost of Sales		Sales & Marketing
•	Costs associated with purchasing, manufacturing, shipping, handling and delivering our products to our retail stores and customers;	•	Advertising, marketing and media production;
		•	Marketing and selling materials such as brochures, videos, websites, customer mailings and in-store signage;
•	Physical inventory losses, scrap and obsolescence;	•	Payroll and benefits for sales and customer service staff;
•	Related occupancy and depreciation expenses;	•	Store occupancy costs;
•	Costs associated with returns and exchanges; and	•	Store depreciation expense;
•	Estimated costs to service customer warranty claims.	•	Credit card processing fees; and
		•	Promotional financing costs.

	G&A		R&D(1)
•	Payroll and benefit costs for corporate employees, including information technology, legal, human resources, finance, sales and marketing administration, investor relations and risk management;	•	Internal labor and benefits related to research and development activities;
		•	Outside consulting services related to research and development activities; and
		•	Testing equipment related to research and development activities.
•	Occupancy costs of corporate facilities;
•	Depreciation related to corporate assets;		__________ (1) Costs incurred in connection with R&D are charged to expense as incurred.
•	Information hardware, software and maintenance;
•	Insurance;
•	Investor relations costs; and
•	Other overhead costs.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Leases

We determine if an arrangement is a lease at inception. Right-of-use (ROU) assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of future lease payments over the lease term. We elected the option to not separate lease and non-lease components for all of our leases. Most of our leases do not provide an implicit interest rate nor is the rate available to us from our lessors. As an alternative, we use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, including publicly available data, in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet as an ROU asset or operating lease liability. We recognize operating lease costs for these short-term leases, primarily small equipment leases, on a straight-line basis over the lease term. At January 2, 2021, our finance ROU assets and associated lease liabilities were not significant.

See Note 1, Business and Summary of Significant Accounting Policies, New Accounting Pronouncements, Recently Adopted Accounting Guidance, below, and Note 7, Leases, for further information on our recent adoption of Financial Accounting Standards Board (FASB) Staff Q&A, Topic 840 and 842: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic.

Leases in fiscal 2018 were accounted for under ASC 840, Leases. Rent expense in fiscal 2018 was as follows (in thousands):

2018
Facility Rents:
Minimum rents	$71,851
Contingent rents	1,847
Total	$73,698
Equipment Rents	$5,692

Pre-Opening Costs

Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.

Advertising Costs

We incur advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $253 million, $242 million and $210 million in 2020, 2019 and 2018, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheet were not significant at January 2, 2021 and December 28, 2019, respectively.

Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $11 million and $9 million at January 2, 2021 and December 28, 2019, respectively. At January 2, 2021 and December 28, 2019, $7 million and $6 million, respectively, were included in current liabilities: compensation and benefits in our consolidated balance sheets and $4 million and $3 million, respectively, were included in other non-current liabilities in our consolidated balance sheets.

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

Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under stock plans approved by our shareholders and administered under the supervision of our Board of Directors (Board). At January 2, 2021, a total of 2.4 million shares were available for future grant. These plans include non-qualified stock options and stock awards.

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

In April 2020, we took actions to maintain liquidity and cut costs in response to the COVID-19 pandemic, including offering a salary for stock program. Under that program, certain employees elected to forego a percentage of their cash salary for the remainder of the year in exchange for time-based stock awards that represented the value of the cash salary foregone. Subject to continuing employment, these awards vested in December 2020.

Certain time-based stock awards have a performance condition (performance-based). The final number of shares earned for performance-based stock awards and the related compensation expense is adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately be awarded range from 0% - 200% of the targeted amount for the 2020, 2019 and 2018 awards. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance-based stock awards granted in 2020, 2019 and 2018, the performance targets are based on growth in net sales and in operating profit, and the performance periods are fiscal 2020 through 2022, 2019 through 2021, and fiscal 2018 through 2020, respectively.

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

Recently Adopted Accounting Guidance

New Accounting Pronouncements

In April 2020, the FASB issued a Staff Q&A, Topic 840 and 842: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic. To provide clarity in response to the COVID-19 pandemic crisis, the FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract).

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

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
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

We adopted option a. above and continue to recognize rent expense on a straight-line basis. At January 2, 2021, we had deferred cash rent payments of $3.1 million. See Note 7, Leases, for further information.

(2) Fair Value Measurements

At January 2, 2021 and December 28, 2019, we had $12 million and $8 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $12 million and $8 million at January 2, 2021 and December 28, 2019, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

(3) Inventories

Inventories consisted of the following (in thousands):

	January 2, 2021	December 28, 2019
Raw materials	$12,599	$6,231
Work in progress	103	31
Finished goods	68,660	80,803
	$81,362	$87,065

Finished goods inventories consisted of the following (in thousands):

	January 2, 2021	December 28, 2019
Finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services	$21,442	$24,509
Finished components that were ready for assembly for the completion of beds	28,108	40,139
Retail accessories	19,110	16,155
	$68,660	$80,803

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 2, 2021	December 28, 2019
Leasehold improvements	$115,901	$115,566
Furniture and equipment	125,292	123,161
Production machinery, computer equipment and software	233,249	245,175
Construction in progress	7,059	6,590
Less: Accumulated depreciation and amortization	(306,278)	(293,071)
	$175,223	$197,421

(5) Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at January 2, 2021 and December 28, 2019. Indefinite-lived trade name/trademarks totaled $1.4 million at January 2, 2021 and December 28, 2019.

Definite-lived Intangible Assets

The gross carrying amount of our developed technologies was $19 million at January 2, 2021 and December 28, 2019. Accumulated amortization was $13 million and $11 million at January 2, 2021 and December 28, 2019, respectively.

Amortization expense for our developed technologies was $2 million in each of 2020, 2019 and 2018.

In June 2020, we purchased certain other definite-lived intangible assets for a total purchase price of $2 million and will amortize them over an average of nine years. Amortization expense for the year ended January 2, 2021 was $0.1 million.

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2021	$2,403
2022	2,403
2023	1,431
2024	222
2025	226
Thereafter	743
Total future amortization for definite-lived intangible assets	$7,428

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
(6) Credit Agreement

As of January 2, 2021, our credit facility had a total commitment amount of $450 million. The credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $450 million to $600 million, subject to lenders’ approval. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement matures in February 2024. We were in compliance with all financial covenants as of January 2, 2021.

The following tables summarizes our borrowings under the credit facility ($ in thousands):

	January 2, 2021	December 28, 2019
Outstanding borrowings	$244,200	$231,000
Outstanding letters of credit	$3,997	$3,497
Additional borrowing capacity	$201,803	$215,503
Weighted-average interest rate	1.5%	3.5%

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

At January 2, 2021, our finance right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	2020	2019
Operating lease costs(1)	$90,311	$86,026
Variable lease costs	$1,147	$1,809
___________________
(1)Includes short-term lease costs which are not significant.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
The maturities of operating lease liabilities as of January 2, 2021, were as follows(1) (in thousands):

2021	$83,856
2022	75,516
2023	65,527
2024	53,669
2025	44,750
Thereafter	103,817
Total operating lease payments(2)	427,135
Less: Interest	81,909
Present value of operating lease liabilities(3)	$345,226
___________________
(1)During 2020, we deferred certain cash lease payments to future periods. At January 2, 2021, we had deferred cash rent payments of $3.1 million which are excluded from this table and are included in Other current liabilities and Other non-current liabilities. See Note 1, Business and Summary of Significant Accounting Policies, New Accounting Pronouncements, Recently Adopted Accounting Guidance.
(2)Total operating lease payments exclude $91 million of legally binding minimum lease payments for leases signed but not yet commenced.
(3)Includes the current portion of $62 million for operating lease liabilities.

Other information related to operating leases was as follows:

	January 2, 2021	December 28, 2019
Weighted-average remaining lease term (years)	6.3	6.6
Weighted-average discount rate	6.9%	7.2%

(in thousands)	2020	2019
Cash paid for amounts included in present value of operating lease liabilities	$85,497	$81,718
Right-of-use assets obtained in exchange for operating lease liabilities	$43,860	$75,384

(8) Shareholders’ Deficit

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	2020	2019	2018
Stock awards	$19,435	$14,265	$8,930
Stock options	2,378	2,392	2,482
Total stock-based compensation expense(1)	21,813	16,657	11,412
Income tax benefit	5,126	3,998	2,750
Total stock-based compensation expense, net of tax	$16,687	$12,659	$8,662
___________________
(1)    Changes in annual stock-based compensation expense reflects the cumulative impact of the change in the expected achievements of certain performance targets.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Stock Options

A summary of our stock option activity was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 28, 2019	1,068	$26.87	6.0	$24,274
Granted	184	36.11
Exercised	(420)	22.87
Canceled/Forfeited	(19)	38.78
Outstanding at January 2, 2021	813	$30.74	6.5	$41,568
Exercisable at January 2, 2021	520	$26.27	5.3	$28,913
Vested and expected to vest at January 2, 2021	790	$30.53	6.4	$40,553
___________________
(1)    Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

Other information pertaining to options was as follows (in thousands, except per share amounts):

	2020	2019	2018
Weighted-average grant date fair value of stock options granted	$15.10	$18.97	$13.96
Total intrinsic value (at exercise) of stock options exercised	$14,357	$9,636	$3,459

Cash received from the exercise of stock options for the fiscal year ended January 2, 2021 was $9.6 million. Our tax benefit related to the exercise of stock options for the fiscal year ended January 2, 2021 was $3.5 million.

At January 2, 2021, there was $2.9 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.8 years.

The assumptions used to calculate the fair value of options granted using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2020	2019	2018
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	46%	43%	43%
Risk-free interest rate	0.7%	2.2%	2.7%
Expected term (years)	5.4	5.4	5.0

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Stock Awards

Stock award activity was as follows (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance- Based Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 28, 2019	330	$38.09	592	$33.30
Granted	309	30.80	291	32.28
Vested	(297)	29.55	(326)	23.66
Canceled/Forfeited	(40)	37.08	(37)	25.91
Outstanding at January 2, 2021	302	$38.96	520	$38.52

At January 2, 2021, there was $6.8 million of unrecognized compensation expense related to non-vested time-based stock awards, which is expected to be recognized over a weighted-average period of 1.7 years, and $13.5 million of unrecognized compensation expense related to non-vested performance-based and market-based stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.

During 2018, 5,027 performance-based stock awards with a market condition were granted and had a weighted-average grant date fair value of $35.97 per award. There were no performance-based stock awards with a market condition issued in 2020 or 2019.

The assumptions used to calculate the fair value of the 2018 performance-based stock awards with a market condition, using the Monte Carlo simulation model, were as follows:

Valuation Assumptions	2018
Expected dividend yield	0%
Expected volatility	43%
Risk-free interest rate	2.6%

Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	2020	2019	2018
Amount repurchased under Board-approved share repurchase program	$228,111	$145,900	$279,101
Amount repurchased in connection with the vesting of employee restricted stock grants	7,040	9,673	3,344
Total amount repurchased (based on trade dates)	$235,151	$155,573	$282,445

As of January 2, 2021, the remaining authorization under our Board-approved share repurchase program was $247 million.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	2020	2019	2018
Net income	$139,189	$81,845	$69,539
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	27,665	29,472	35,256
Dilutive effect of stock-based awards	763	883	909
Diluted weighted-average shares outstanding	28,428	30,355	36,165
Net income per share – basic	$5.03	$2.78	$1.97
Net income per share – diluted	$4.90	$2.70	$1.92

Additional potential dilutive stock options totaling 0.2 million for each of fiscal years 2020, 2019 and 2018 have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

(9) Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our consolidated balance sheets as follows (in thousands):

	January 2, 2021	December 28, 2019
Deferred Contract Assets included in:
Other current assets	$26,593	$23,568
Other non-current assets	37,976	33,782
	$64,569	$57,350

	January 2, 2021	December 28, 2019
Deferred Contract Liabilities included in:
Other current liabilities	$35,288	$34,204
Other non-current liabilities	49,689	44,970
	$84,977	$79,174

During the years ended January 2, 2021 and December 28, 2019, we recognized revenue of $34 million and $32 million, respectively, that was included in the deferred contract liability balance at the beginning of the year.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for 2020, 2019 and 2018.

Net sales consisted of follows (in thousands):

	2020	2019	2018
Retail	$1,582,266	$1,558,638	$1,401,991
Online, Phone and Chat	269,236	129,257	115,831
Total Retail	1,851,502	1,687,895	1,517,822
Wholesale/Other	5,053	10,457	13,753
Total Company	$1,856,555	$1,698,352	$1,531,575

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Obligation for Sales Returns

The activity in the sales returns liability account for 2020 and 2019 was as follows (in thousands):

	2020	2019
Balance at beginning of year	$19,809	$19,907
Additions that reduce net sales	81,513	79,138
Deduction from reserves	(76,557)	(79,236)
Balance at end of period	$24,765	$19,809

(10) Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2020, 2019 and 2018, our contributions, net of forfeitures, were $6 million, $6 million and $5 million, respectively.

(11) Income Taxes

Income tax expense consisted of the following (in thousands):

	2020	2019	2018
Current:
Federal	$29,762	$12,299	$12,483
State	6,528	3,293	2,871
	36,290	15,592	15,354
Deferred:
Federal	584	2,591	708
State	(91)	480	920
	493	3,071	1,628
Income tax expense	$36,783	$18,663	$16,982

The following table provides a reconciliation between the statutory federal income tax rate and our effective income tax rate:

	2020	2019	2018
Statutory federal income tax	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.4	3.6	3.3
Stock-based compensation	(2.4)	(4.3)	(1.1)
R&D tax credits	(1.4)	(2.2)	(2.0)
Non-deductible compensation	1.0	—	—
Changes in unrecognized tax benefits	0.3	(0.5)	1.2
Tax Cuts and Jobs Act effects	—	—	(3.9)
Other	—	1.0	1.1
Effective income tax rate	20.9%	18.6%	19.6%

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2017 or state income tax examinations prior to 2016.

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

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2020	2019
Deferred tax assets:
Stock-based compensation	$7,518	$8,342
Operating lease liabilities	86,692	90,059
Warranty and returns liabilities	8,496	7,215
Net operating loss carryforwards and credits	2,027	1,987
Compensation and benefits	6,045	4,698
Other	7,440	3,953
Total gross deferred tax assets	118,218	116,254
Valuation allowance	(615)	(615)
Total gross deferred tax assets after valuation allowance	117,603	115,639
Deferred tax liabilities:
Property and equipment	31,881	30,274
Operating lease right-of-use assets	78,824	82,340
Deferred revenue	4,987	3,859
Other	2,153	2,974
Total gross deferred tax liabilities	117,845	119,447
Net deferred tax liabilities	$(242)	$(3,808)

At January 2, 2021, we had net operating loss carryforwards for federal purposes of $0.6 million, which will expire between 2025 and 2027.

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

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Unrecognized Tax Benefits

Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Federal and State Tax
	2020	2019	2018
Beginning balance	$3,337	$3,866	$2,839
Increases related to current-year tax positions	860	638	778
Increases related to prior-year tax positions	27	134	595
Decreases related to prior-year tax positions	—	(363)	—
Lapse of statute of limitations	(312)	(663)	(333)
Settlements with taxing authorities	—	(275)	(13)
Ending balance	$3,912	$3,337	$3,866

At both January 2, 2021 and December 28, 2019, we had $3 million of unrecognized tax benefits, which if recognized, would affect our effective tax rate. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.

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

On September 18, 2018, two former Home Delivery team members filed suit, now venued in San Diego County Superior Court, California, alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The Complaint sought damages in the form of civil penalties and plaintiffs’ attorneys’ fees. The parties have executed a settlement agreement, including the settlement and release of certain additional related claims that are contained in a consolidated complaint, which received final Court approval on January 8, 2021 and is proceeding through the final administrative and appeal processes.

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

Commitments

As of January 2, 2021, we had $53 million of inventory purchase commitments. As part of the normal course of business, there are a limited number of inventory supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not currently expect any payments under these provisions. At January 2, 2021, we had entered into 52 lease commitments primarily for future retail store locations. These lease commitments provide for total lease payments over the next three to 10 years, which if consummated based on current cost estimates, would approximate $87 million over the initial lease term. The future lease payments for these lease commitments have been excluded in the total operating lease payments in Note 7, Leases.

13. COVID-19 Pandemic

At the onset of the COVID-19 pandemic in mid-March, government restrictions resulted in the temporary closure of most of our retail stores. While prioritizing the safety of our team, serving our customers and ensuring business continuity, we swiftly took decisive actions to strengthen our liquidity, cash flows and financial position, and mitigate the future impact on our operations and financial performance.

In 2020, net sales increased 9% and net income increased by 70% compared with the same period one year ago, despite a 20% decline in net sales during the three months ended June 27, 2020 when 47% of our stores were closed on average. Approximately 99% of our stores were open on average during the six months ended January 2, 2021.

While we have generated strong financial performance during 2020, the volatility, length and severity of the pandemic's impact on consumer demand and the resulting impact on our future financial performance remains uncertain. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I: Item 1A. Risk Factors for
additional discussion on the COVID-19 pandemic and the impact on our business.

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

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of January 2, 2021. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors” and “Corporate Governance” in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Information about our Executive Officers.”

We have adopted a Code of Business Conduct applicable to our directors, officers and employees (including our principal executive officer, principal financial officer and principal accounting officer). The Code of Business Conduct is available on the Investor Relations section of our website at www.SleepNumber.com. Select the “Investors” link, “Governance” link and then the “Governance Documents” link. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer and principal accounting officer, we intend to disclose the same on our website at www.SleepNumber.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information” in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance; Related Party Transactions Policy” and “Corporate Governance; Corporate Governance Principles; Independence” in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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
FOR THE YEAR ENDED JANUARY 2, 2021

Exhibit No.	Description
3.1
Third Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 000-25121))

3.2
Articles of Amendment to Third Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in Sleep Number’s Current Report on Form 8-K filed May 16, 2006 (File No. 000-25121))

3.3
Articles of Amendment to Third Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in Sleep Number’s Current Report on Form 8-K filed May 25, 2010 (File No. 000-25121))

3.4
Articles of Amendment to Third Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in Sleep Number’s Current Report on Form 8-K filed November 1, 2017 (File No. 000-25121))

3.5	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 contained in Sleep Number’s Current Report on Form 8-K filed May 22, 2017 (File No. 000-25121))
4.1	Description of Registrant’s Securities (incorporated by reference to Ex. 4.1 contained in Sleep Number’s Annual Report on Form 10-K filed February 25, 2020 (File No. 000-25121))
10.1
Lease Agreement dated September 22, 2015 between the Company and Truluck Industries, Inc. (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 000-25121))

10.2
Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated (incorporated by reference to Exhibit 10.28 contained in Sleep Number’s Registration Statement on Form S-1, as amended, filed October 29, 1998 (Reg. No. 333-62793))

10.3
Second Amendment to Lease Agreement dated June 15, 2015 between the Company and CLFP - SLIC 8, L.P. (successor in interest to ProLogis Development Services Incorporated) (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 000-25121))

10.4
Third Amendment to Lease Agreement dated August 27, 2019 between Sleep Number Corporation and IPT SALT LAKE CITY DC II LLC (successor in interest to CLFP – SLIC 8, L.P.) (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 000-25121))

10.5
Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016 (incorporated by reference to Exhibit 10.12 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 000-25121))

10.6
First Amendment, dated June 1, 2017, to Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016 (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 (File No. 000-25121))

10.7†
Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 15, 2013 (File No. 000-25121))

10.8†
Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 000-25121))

10.9†
Form of Performance Stock Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 000-25121))

Exhibit No.	Description
10.10†
Form of Non-Statutory Stock Option Award Agreement (Employee) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 000-25121))

10.11†
Form of Performance Adjusted Restricted Stock Unit Award Agreement (ROIC) (Senior Team) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 000-25121))

10.12†
Form of Performance Adjusted Restricted Stock Unit Award Agreement under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 000-25121))

10.13†
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 000-25121))

10.14†
Form of Restricted Stock Unit Award Agreement (3-Year Ratable Vest) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 000-25121))

10.15†
Form of Restricted Stock Unit Award Agreement (3-Year Cliff Vest) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 000-25121))

10.16†
Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 contained in Sleep Number’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2019 (File No. 000-25121))

10.17†
Sleep Number Executive Investment Plan (December 1, 2014 Restatement) (incorporated by reference to Exhibit 10.21 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 000-25121))

10.18†
Employment Offer Letter from Sleep Number Corporation to Shelly R. Ibach dated February 9, 2007 (incorporated by reference to Exhibit 10.30 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (File No. 000-25121))

10.19†
Sleep Number Corporation Executive Physical Plan (incorporated by reference to Exhibit 10.27 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 000-25121))

10.20†
Summary of Executive Tax and Financial Planning Program (incorporated by reference to Exhibit 10.27 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 000-25121))

10.21†
Sleep Number Corporation Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed September 16, 2011 (File No. 000-25121))

10.22†
Amended and Restated Sleep Number Corporation Executive Severance Pay Plan (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 (File No. 000-25121))

Exhibit No.	Description
10.23†
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.16 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2019 (File No. 000-25121))

10.24
Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation(1) (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 (File No. 000-25121))

10.25
First Amendment to Retailer Program Agreement, dated effective as of September 29, 2014 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed October 1, 2014 (File No. 000-25121))

10.26*	Second Amendment to Retailer Program Agreement, dated November 4, 2015 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation(2)
10.27
Third Amendment to Retailer Program Agreement, dated June 26, 2018 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (1) (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 000-25121))

10.28
Fourth Amendment to Retailer Program Agreement, dated December 20, 2019 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.33 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2019 (File No. 000-25121))

10.29
Amended and Restated Credit and Security Agreement, dated as of February 14, 2018 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.29 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 30, 2017 (File No. 000-25121))

10.30
First Amendment to Amended and Restated Credit and Security Agreement, dated as of February 11, 2019 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.29 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 29, 2018 (File No. 000-25121))

10.31
Second Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed May 1, 2020 (File No. 000-25121))

10.32
Third Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed October 23, 2020 (File No. 000-25121))

10.33
Fourth Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q filed October 23, 2020 (File No. 000-25121))

10.34†	Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 13, 2020 (File No. 000-25121))
10.35†
Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed July 24, 2020 (File No. 000-25121))

10.36†
 Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q filed July 24, 2020 (File No. 000-25121))

Exhibit No.	Description
10.37†
Form of Non-Statutory Stock Option Award Agreement (Employee) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q filed July 24, 2020 (File No. 000-25121))

10.38†
Form of Performance Adjusted Restricted Stock Unit Award Agreement (ROIC) (Senior Team) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q filed July 24, 2020 (File No. 000-25121))

10.39†
Form of Restricted Stock Unit Award Agreement (3-Year Ratable Vest) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q filed July 24, 2020 (File No. 000-25121))

10.40†
Form of Restricted Stock Unit Award Agreement (3-Year Cliff Vest) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 contained in Sleep Number’s Quarterly Report on Form 10-Q filed July 24, 2020 (File No. 000-25121))

10.41†*	Sleep Number Corporation Annual Incentive Plan
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (File No. 000-25121))
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)Confidential treatment has been requested by the issuer with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
(2)Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

*    Filed herein.
†    Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	March 2, 2021	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ David R. Callen
David R. Callen
Chief Financial Officer
(principal financial officer)

		By:	/s/ Robert J. Poirier
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

Name	Title	Date

/s/ Jean-Michel Valette	Chairman of the Board	March 1, 2021
Jean-Michel Valette

/s/ Shelly R. Ibach	Director	February 25, 2021
Shelly R. Ibach

/s/ Daniel I. Alegre	Director	March 1, 2021
Daniel I. Alegre

/s/ Stephen L. Gulis, Jr.	Director	February 28, 2021
Stephen L. Gulis, Jr.

/s/ Michael J. Harrison	Director	February 26, 2021
Michael J. Harrison

/s/ Julie M. Howard	Director	February 27, 2021
Julie M. Howard

/s/ Deborah L. Kilpatrick	Director	February 24, 2021
Deborah L. Kilpatrick

/s/ Brenda J. Lauderback	Director	February 24, 2021
Brenda J. Lauderback

/s/ Barbara R. Matas	Director	March 1, 2021
Barbara R. Matas

/s/ Kathleen L. Nedorostek	Director	March 1, 2021
Kathleen L. Nedorostek

SLEEP NUMBER CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts
(in thousands)

Description	2020	2019	2018
Allowances for credit losses
Balance at beginning of period	$898	$699	$714
Additions charged to costs and expenses	1,541	1,391	815
Deductions from reserves	(1,393)	(1,192)	(830)
Balance at end of period	$1,046	$898	$699