Form 10-Q
period 2021-04-03
Sleep Number Corp
filed 2021-05-07
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒
As of April 3, 2021, 24,464,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	April 3, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$2,238	$4,243
Accounts receivable, net of allowances of $1,028 and $1,046, respectively	25,923	31,871
Inventories	82,308	81,362
Prepaid expenses	27,189	20,839
Other current assets	33,844	43,489
Total current assets	171,502	181,804

Non-current assets:
Property and equipment, net	182,113	175,223
Operating lease right-of-use assets	329,714	314,226
Goodwill and intangible assets, net	72,270	72,871
Other non-current assets	66,610	56,012
Total assets	$822,209	$800,136

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under credit facility	$314,900	$244,200
Accounts payable	122,098	91,904
Customer prepayments	92,569	72,017
Accrued sales returns	24,610	24,765
Compensation and benefits	42,185	76,786
Taxes and withholding	39,098	23,339
Operating lease liabilities	64,076	62,077
Other current liabilities	57,833	60,856
Total current liabilities	757,369	655,944

Non-current liabilities:
Deferred income taxes	1,757	242
Operating lease liabilities	298,475	283,084
Other non-current liabilities	97,258	84,844
Total liabilities	1,154,859	1,024,114

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 24,464 and 25,390 shares issued and outstanding, respectively	245	254
Additional paid-in capital	—	—
Accumulated deficit	(332,895)	(224,232)
Total shareholders’ deficit	(332,650)	(223,978)
Total liabilities and shareholders’ deficit	$822,209	$800,136
See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	$568,256	$472,566
Cost of sales	212,338	170,435
Gross profit	355,918	302,131

Operating expenses:
Sales and marketing	223,617	207,744
General and administrative	42,592	31,072
Research and development	13,286	10,501
Total operating expenses	279,495	249,317
Operating income	76,423	52,814
Interest expense, net	977	2,344
Income before income taxes	75,446	50,470
Income tax expense	8,812	11,330
Net income	$66,634	$39,140

Basic net income per share:
Net income per share – basic	$2.63	$1.40
Weighted-average shares – basic	25,377	27,858

Diluted net income per share:
Net income per share – diluted	$2.51	$1.36
Weighted-average shares – diluted	26,544	28,772

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 2, 2021	25,390	$254	$—	$(224,232)	$(223,978)
Net income	—	—	—	66,634	66,634
Exercise of common stock options	106	1	2,459	—	2,460
Stock-based compensation	314	3	6,413	—	6,416
Repurchases of common stock	(1,346)	(13)	(8,872)	(175,297)	(184,182)
Balance at April 3, 2021	24,464	$245	$—	$(332,895)	$(332,650)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2019	27,961	$280	$—	$(159,711)	$(159,431)
Net income	—	—	—	39,140	39,140
Exercise of common stock options	167	1	3,282	—	3,283
Stock-based compensation	396	4	2,047	—	2,051
Repurchases of common stock	(888)	(9)	(5,329)	(35,614)	(40,952)
Balance at March 28, 2020	27,636	$276	$—	$(156,185)	$(155,909)

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$66,634	$39,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,638	15,371
Stock-based compensation	6,416	2,051
Net loss (gain) on disposals and impairments of assets	78	(22)
Deferred income taxes	1,515	5,334
Changes in operating assets and liabilities:
Accounts receivable	5,948	12,808
Inventories	(946)	5,044
Income taxes	6,847	5,798
Prepaid expenses and other assets	(3,113)	7,478
Accounts payable	12,390	11,282
Customer prepayments	20,552	(8,432)
Accrued compensation and benefits	(34,605)	(13,157)
Other taxes and withholding	8,912	(479)
Other accruals and liabilities	6,332	2,725
Net cash provided by operating activities	111,598	84,941

Cash flows from investing activities:
Purchases of property and equipment	(11,546)	(10,351)
Proceeds from sales of property and equipment	12	25
Net cash used in investing activities	(11,534)	(10,326)

Cash flows from financing activities:
Repurchases of common stock	(178,613)	(41,445)
Net increase in short-term borrowings	74,087	201,170
Proceeds from issuance of common stock	2,460	3,283
Debt issuance costs	(3)	(3)
Net cash (used in) provided by financing activities	(102,069)	163,005

Net (decrease) increase in cash and cash equivalents	(2,005)	237,620
Cash and cash equivalents, at beginning of period	4,243	1,593
Cash and cash equivalents, at end of period	$2,238	$239,213

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended April 3, 2021 of Sleep Number Corporation and our 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of April 3, 2021 and January 2, 2021, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period. Additionally, based on the duration and severity of the current global situation involving the novel coronavirus (COVID-19) pandemic, including but not limited to general economic conditions, consumer confidence, store closings mandated by federal, state or local authorities and possible supply chain disruptions, the extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 and other recent filings with the SEC.

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

2. Fair Value Measurements

At April 3, 2021 and January 2, 2021, we had $16 million and $12 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $16 million and $12 million at April 3, 2021 and January 2, 2021, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	April 3, 2021	January 2, 2021
Raw materials	$10,496	$12,599
Work in progress	88	103
Finished goods	71,724	68,660
	$82,308	$81,362

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at April 3, 2021 and January 2, 2021. Indefinite-lived trade name/trademarks totaled $1.4 million at April 3, 2021 and January 2, 2021.

Definite-lived Intangible Assets

The gross carrying amount of our developed technologies was $19 million at April 3, 2021 and January 2, 2021. Accumulated amortization was $14 million and $13 million at April 3, 2021 and January 2, 2021, respectively. Amortization expense for both the three months ended April 3, 2021 and March 28, 2020, was $0.5 million.

The gross carrying amount of our patents, which were acquired in June 2020, was $2 million at April 3, 2021 and January 2, 2021, respectively. Accumulated amortization was $0.2 million and $0.1 million at April 3, 2021 and January 2, 2021, respectively. Amortization expense for the three months ended April 3, 2021 was $55 thousand.

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2021 (excluding the three months ended April 3, 2021)	$1,802
2022	2,403
2023	1,431
2024	222
2025	226
2026	222
Thereafter	522
Total future amortization for definite-lived intangible assets	$6,828

5. Credit Agreement

Our credit facility as of April 3, 2021, had a net aggregate availability of $450 million. The credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. We were in compliance with all financial covenants as of April 3, 2021.
The following table summarizes our borrowings under the credit facility ($ in thousands):

	April 3, 2021	January 2, 2021
Outstanding borrowings	$314,900	$244,200
Outstanding letters of credit	$3,997	$3,997
Additional borrowing capacity	$131,103	$201,803
Weighted-average interest rate	1.5%	1.5%

On April 21, 2021, we amended our revolving credit facility to increase our net aggregate availability from $450 million to $600 million. We maintained the accordion feature which allows us to increase the amount of the credit facility from $600 million to $800 million, subject to lenders’ approval. The amended credit facility matures in February 2024. There were no other significant changes to the credit facility’s terms and conditions.

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

At April 3, 2021, our finance right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating lease costs(1)	$23,638	$22,949
Variable lease costs	$515	$12
___________________________
(1)Includes short-term lease costs which are not significant.

The maturities of operating lease liabilities as of April 3, 2021, were as follows(1) (in thousands):

2021 (excluding the three months ended April 3, 2021)	$65,248
2022	79,974
2023	69,962
2024	58,098
2025	49,146
2026	39,853
Thereafter	83,392
Total operating lease payments(2)	445,673
Less: Interest	83,059
Present value of operating lease liabilities(3)	$362,614
___________________________
(1)During 2020, we deferred certain cash lease payments to future periods. At April 3, 2021, we had deferred cash rent payments of $2.6 million which are excluded from this table and are included in Other current liabilities and Other non-current liabilities.
(2)Total operating lease payments exclude $92 million of legally binding minimum lease payments for leases signed but not yet commenced.
(3)Includes the current portion of $64 million for operating lease liabilities.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other information related to operating leases was as follows:

	April 3, 2021	January 2, 2021
Weighted-average remaining lease term (years)	6.4	6.3
Weighted-average discount rate	6.7%	6.9%

	Three Months Ended
(in thousands)	April 3, 2021	March 28, 2020
Cash paid for amounts included in present value of operating lease liabilities	$21,386	$21,469
Right-of-use assets obtained in exchange for operating lease liabilities	$29,454	$10,954

7. Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Amount repurchased under Board-approved share repurchase program	$167,418	$38,111
Amount repurchased in connection with the vesting of employee restricted stock grants	16,764	2,841
Total amount repurchased (based on trade dates)	$184,182	$40,952

Effective as of April 4, 2021, our Board of Director approved an increase in our total remaining share repurchase authorization to $600 million.

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our condensed consolidated balance sheets as follows (in thousands):

	April 3, 2021	January 2, 2021
Deferred Contract Assets included in:
Other current assets	$23,924	$26,593
Other non-current assets	45,075	37,976
	$68,999	$64,569

	April 3, 2021	January 2, 2021
Deferred Contract Liabilities included in:
Other current liabilities	$31,623	$35,288
Other non-current liabilities	58,736	49,689
	$90,359	$84,977

During the three months ended April 3, 2021 and March 28, 2020, we recognized revenue of $7 million and $10 million, that were included in the deferred contract liability balances at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 99% and 98% of our revenues for the three months ended April 3, 2021 and March 28, 2020, respectively.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Net sales were as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Retail stores	$489,188	$435,357
Online, phone, chat and other	79,068	37,209
Total Company	$568,256	$472,566

Obligation for Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Balance at beginning of year	$24,765	$19,809
Additions that reduce net sales	23,711	22,258
Deductions from reserves	(23,866)	(19,794)
Balance at end of period	$24,610	$22,273

9. Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Stock awards	$5,808	$1,405
Stock options	608	646
Total stock-based compensation expense (1)	6,416	2,051
Income tax benefit	1,598	496
Total stock-based compensation expense, net of tax	$4,818	$1,555
___________________________
(1) Changes in stock-based compensation expense reflect the cumulative impact of the change in the expected achievements of certain performance targets.

10. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended April 3, 2021 and March 28, 2020, our contributions, net of forfeitures, were $1.9 million and $1.6 million, respectively.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$66,634	$39,140
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	25,377	27,858
Dilutive effect of stock-based awards	1,167	914
Diluted weighted-average shares outstanding	26,544	28,772
Net income per share – basic	$2.63	$1.40
Net income per share – diluted	$2.51	$1.36

For the three months ended April 3, 2021 and March 28, 2020, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Balance at beginning of year	$12,152	$11,345
Additions charged to costs and expenses for current-year sales	4,330	2,628
Deductions from reserves	(4,717)	(2,779)
Changes in liability for pre-existing warranties during the current year, including expirations	(156)	297
Balance at end of period	$11,609	$11,491

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

On September 18, 2018, two former Home Delivery team members filed suit, now venued in San Diego County Superior Court, California, alleging representative claims on a purported class action basis under the California Labor Code Private Attorney General Act. While the two representative plaintiffs were in the Home Delivery workforce, the Complaint does not limit the purported plaintiff class to that group. The plaintiffs allege that Sleep Number failed or refused to adopt adequate practices, policies and procedures relating to wage payments, record keeping, employment disclosures, meal and rest breaks, among other claims, under California law. The Complaint sought damages in the form of civil penalties and plaintiffs’ attorneys’ fees. The parties have executed a settlement agreement, including the settlement and release of certain additional related claims that are contained in a consolidated complaint,

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

which received preliminary Court approval on July 29, 2020. On January 8, 2021, the Court granted final approval of the parties' settlement and any right to appeal the final approval expired on April 6, 2021. Sleep Number has satisfied its obligations under the settlement and all that remains are the administrative steps related to the distribution to be performed by the claims administrator.

On March 27, 2018, Level Sleep, LLC (Level Sleep) filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the Patents), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360® beds no longer sold and two current non-360 beds infringe the Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. On January 14, 2020, the Court granted summary judgment in favor of Sleep Number, finding that Sleep Number’s products do not infringe the Patents. Level Sleep has filed an appeal of the Court’s summary judgment order, which was heard by the Federal Circuit Court of Appeals on January 5, 2021, and we are awaiting a decision. We intend to continue vigorously defending this matter.

13. COVID-19 Pandemic

At the onset of the COVID-19 pandemic in mid-March 2020, government restrictions resulted in the temporary closure of most of our retail stores, with 47% of our stores closed on average during the second quarter of 2020. While prioritizing the safety of our team, serving our customers and ensuring business continuity, we swiftly took decisive actions to strengthen our liquidity, cash flows and financial position, and mitigate the future impact on our operations and financial performance.

The pandemic mainly impacted our second quarter of 2020 financial performance, as we generated strong financial performance during the full-year of 2020 and the first quarterly period ended April 3, 2021. However, the pandemic's future effect on consumer demand and our ongoing financial performance remains uncertain. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II: Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

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

Business Overview

Individuality is core to Sleep Number. Our purpose driven Company is comprised of over 5,000 passionate team members who are dedicated to our mission of improving lives by individualizing sleep experiences. Our 360 smart beds provide each sleeper with adjustable, personalized comfort for proven quality sleep. We have already improved over 13 million lives as we strive to positively impact the lives of our customers and society. Sleep science and data are the foundation of our innovations. Our award-winning 360 smart beds benefit from our proprietary SleepIQ technology – integrating over 9 billion hours of highly accurate sleep data – to provide effortless comfort and individualized sleep health insights, including a daily SleepIQ score.

As a purpose driven Company in health and wellness, Sleep Number is a leader in sleep innovation. Our vertically integrated business model and role as the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number beds allows us to offer consumers high-quality, individualized sleep solutions and services.

We generate revenue by marketing our innovations directly to new and existing customers, and selling products through our Stores, Online, Phone and Chat (Total Retail).

We are committed to delivering superior shareholder value by: (1) increasing consumer demand; (2) leveraging our business model; and (3) deploying capital efficiently.

COVID-19 Pandemic - Impact on our Business

At the onset of the COVID-19 pandemic in mid-March 2020, government restrictions resulted in the temporary closure of most of our retail stores, with 47% of our stores closed on average during the second quarter of 2020. While prioritizing the safety of our team, serving our customers and ensuring business continuity, we swiftly took decisive actions to strengthen our liquidity, cash flows and financial position, and mitigate the future impact on our operations and financial performance.

The pandemic mainly impacted our second quarter of 2020 financial performance, as we generated strong financial performance during the full-year of 2020 and the first quarterly period ended April 3, 2021. However, the pandemic's future effects on consumer demand and our ongoing financial performance remains uncertain. See Part I: Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II: Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

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

Highlights

Financial highlights for the three months ended April 3, 2021 were as follows:

•Net sales for the three months ended April 3, 2021 increased 20% to $568 million, compared with $473 million for the same period one year ago.
•The 20% net sales increase included a 20% comparable sales increase in Total Retail, including strong growth in online, phone and chat sales. For additional details, see the components of total net sales change on page 15.
•Sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat sales) on a trailing twelve-month basis for the period ended April 3, 2021 totaled $3.2 million, 9% higher than the same period last year.
•Operating income for the three months ended April 3, 2021 was $76 million, an increase of $24 million, or 45%, compared with $53 million in the prior-year period. The $24 million increase in operating income was driven by the 20% increase in net sales and a 3.6 percentage points (ppt.) reduction in our operating expenses rate, partially offset by a 1.3 ppt. decrease in the gross profit rate.
•The gross profit rate decrease of 1.3 ppt. was primarily due to reinstated incentive compensation (minimal incentive compensation was recorded in the first quarter of 2020 based on the economic uncertainty related to the pandemic), and inflationary cost pressures and higher supply chain costs associated with temporary supply constraints, partially offset by the leverage from the 20% net sales increase.
•The 3.6 ppt. reduction in our operating expenses rate was mainly due to the leveraging impact of the 20% net sales increase. During the three months ended April 3, 2021, we continued to prioritize investments in near- and long-term growth drivers, including $13.3 million of R&D expenses, 27% more than the same period one year ago.
•Net income for the three months ended April 3, 2021 increased by 70% to $67 million, compared with net income of $39 million for the same period one year ago. Net income per diluted share was $2.51, an 85% increase compared with net income per diluted share of $1.36 last year.
•We achieved a return on invested capital (ROIC) of 27.6% on a trailing twelve-month basis for the period ended April 3, 2021, compared with 19.1% for the comparable period one year ago.
•Cash provided by operating activities for the three months ended April 3, 2021 increased by $27 million, or 31%, to $112 million, compared with $85 million for the same period one year ago.
•At April 3, 2021, we had $315 million of borrowings under our revolving credit facility. Net liquidity available under our revolving credit facility was $131 million at April 3, 2021.
•On April 21, 2021, we amended our revolving credit facility to expand the aggregate availability from $450 million to $600 million. We also replenished our outstanding share repurchase authorization to $600 million effective at the beginning of the fiscal second quarter, April 4, 2021. We remain committed to our capital deployment priorities focused on performance drivers.

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	April 3, 2021		March 28, 2020
Net sales	$568.3	100.0%	$472.6	100.0%
Cost of sales	212.3	37.4%	170.4	36.1%
Gross profit	355.9	62.6%	302.1	63.9%
Operating expenses:
Sales and marketing	223.6	39.4%	207.7	44.0%
General and administrative	42.6	7.5%	31.1	6.6%
Research and development	13.3	2.3%	10.5	2.2%
Total operating expenses	279.5	49.2%	249.3	52.8%
Operating income	76.4	13.4%	52.8	11.2%
Interest expense, net	1.0	0.2%	2.3	0.5%
Income before income taxes	75.4	13.3%	50.5	10.7%
Income tax expense	8.8	1.6%	11.3	2.4%
Net income	$66.6	11.7%	$39.1	8.3%

Net income per share:
Basic	$2.63		$1.40
Diluted	$2.51		$1.36

Weighted-average number of common shares:
Basic	25.4		27.9
Diluted	26.5		28.8

The percentage of our total net sales, by dollar volume, was as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Retail stores	86.1%	92.1%
Online, phone, chat and other	13.9%	7.9%
Total Company	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Sales change rates:
Retail comparable-store sales (1)	12%	6%
Online, phone and chat	116%	21%
Total Retail comparable sales change (1)	20%	7%
Net opened/closed stores and other	0%	4%
Total Company	20%	11%
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.
Other sales metrics were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Average sales per store (1)(4) ($ in thousands)	$3,196	$2,932
Average sales per square foot (1)(4)	$1,095	$1,040
Stores > $2 million in net sales (2)(4)	71%	71%
Stores > $3 million in net sales (2)(4)	33%	32%
Average revenue per mattress unit (3)	$5,030	$4,884
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).
(3)Represents Total Retail (stores, online, phone and chat) net sales divided by Total Retail mattress units.
(4)Fiscal 2020 included 53 weeks, as compared to 52 weeks in fiscal 2021 and 2019. The additional week in 2020 was in the fiscal fourth quarter. Total Retail comparable sales have been adjusted to remove the estimated impact of the additional week on those metrics.
The number of retail stores operating was as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Beginning of period	602	611
Opened	11	8
Closed	(6)	(8)
End of period	607	611

Comparison of Three Months Ended April 3, 2021 with Three Months Ended March 28, 2020

Net sales

Net sales for the three months ended April 3, 2021 increased by $96 million, or 20%, to $568 million, compared with $473 million for the same period one year ago.

The 20% net sales increase consisted primarily of a 20% comparable sales increase in Total Retail. For additional details, see the components of total net sales change on page 15. Online, phone and chat sales (included in comparable sales noted above) made up 14% of total net sales compared with 8% in the prior year as consumers embrace transacting remotely with Sleep Number as well as in our stores.

The $96 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $90 million increase in our Total Retail comparable net sales; and (ii) a $6 million increase from net store openings. Total Retail mattress unit sales increased 17% compared with the prior year. Total Retail average revenue per mattress unit increased by 3% to $5,030, compared with $4,884 in the prior-year period.

Gross profit

Gross profit of $356 million increased by $54 million, or 18%, compared with $302 million for the same period one year ago. The gross profit rate was 62.6% of net sales for the three months ended April 3, 2021, compared with 63.9% for the prior-year comparable period. The current-year gross profit rate decrease of 1.3 ppt. was mainly due to: (i) increased performance-based incentive compensation expense (0.5 ppt.; minimal incentive compensation was recorded in the first quarter of 2020 based on the economic uncertainty related to the pandemic); (ii) inflationary cost pressures and higher supply chain costs associated with temporary supply constraints (0.5 ppt.); and (iii) other miscellaneous items, including product mix (0.6 ppt.); partially offset by (iv) leverage from the 20% net sales increase (0.3 ppt.). In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs.

Sales and marketing expenses

Sales and marketing expenses for the three months ended April 3, 2021 were $224 million, or 39.4% of net sales, compared with $208 million, or 44.0% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate decrease of 4.6 ppt. was primarily due to: (i) the leveraging impact of the 20% net sales increase; and (ii) efficiency gains through our digital ecosystem and operating initiatives. Efficiency gains and operating initiatives included leveraging our media spending, which increased by 17% compared with the prior year, while net sales increased by 20%, and improved store operating productivity.

General and administrative expenses

General and administrative (G&A) expenses totaled $43 million, or 7.5% of net sales, for the three months ended April 3, 2021, compared with $31 million, or 6.6% of net sales, in the prior-year period. The $12 million increase in G&A expenses consisted primarily of: (i) a $13.9 million increase in employee compensation primarily resulting from a year-over-year increase in company-wide performance-based incentive compensation (minimal incentive compensation was recorded in the first quarter of 2020 based on the economic uncertainty related to the pandemic); partially offset by (ii) a $2.4 million decrease in travel expenses and other miscellaneous expenses. The G&A expenses rate increased by 0.9 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above, partially offset by the leveraging impact of the 20% net sales increase.

Research and development expenses

Research and development (R&D) expenses increased by 27% to $13.3 million for the three months ended April 3, 2021, compared with $10.5 million for the same period last year as we continued to prioritize our long-term innovation initiatives.

Interest expense, net

Interest expense, net decreased to $1.0 million for the three months ended April 3, 2021, compared with $2.3 million for the same period one year ago. The $1.4 million decrease was mainly driven by a lower level of outstanding borrowings during the three months ended April 3, 2021 and a decrease in the weighted-average interest rate on borrowings, compared with the same period one year ago.

Income tax expense

Income tax expense totaled $9 million for the three months ended April 3, 2021, compared with $11 million last year. The effective income tax rate for the three months ended April 3, 2021 was 11.7%, compared with 22.4% for the comparable period last year, reflecting stock-based compensation excess tax benefits of $10 million in the current-year period compared with approximately $1 million last year.

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value over time. Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $600 million revolving credit facility (increased from $450 million to $600 million as of April 21, 2021). The cash generated from ongoing operations and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion and strategic initiatives for the foreseeable future.

Changes in cash and cash equivalents during the three months ended April 3, 2021 primarily consisted of $112 million of cash provided by operating activities and a $74 million net increase in short-term borrowings, offset by $12 million of cash used to purchase property and equipment, and $179 million of cash used to repurchase our common stock (based on settlement, $162 million under our Board-approved share repurchase program and $17 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows ($ in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	April 3, 2021	March 28, 2020
Total cash provided by (used in):
Operating activities	$111.6	$84.9
Investing activities	(11.5)	(10.3)
Financing activities	(102.1)	163.0
Net (decrease) increase in cash and cash equivalents	$(2.0)	$237.6

Cash provided by operating activities for the three months ended April 3, 2021 was $112 million, compared with $85 million for the three months ended March 28, 2020. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $27 million increase in net income for the three months ended April 3, 2021, compared with the same period one year ago; (ii) a $29 million fluctuation in customer prepayments due to strong customer demand during the three months ended April 3, 2021 and temporary supply constraints which extended customer delivery timelines; (iii) a $21 million fluctuation in the amount of compensation and benefits accrued and timing of the related payments resulting from year-over-year changes in Company-wide performance-based incentive compensation; and (iv) an $11 million fluctuation in prepaid expenses and other assets due to both periods being impacted by the timing of rent payments and prior-year changes in business activities due to the pandemic.
Net cash used in investing activities to purchase property and equipment was $12 million for the three months ended April 3, 2021, compared with $10 million for the same period one year ago. The year-over-year increase was due to higher property and equipment purchases for new and remodeled stores.
Net cash used in financing activities was $102 million for the three months ended April 3, 2021, compared with net cash provided by of $163 million for the same period last year. During the three months ended April 3, 2021, we repurchased $179 million of our stock (based on settlement dates, $162 million under our Board-approved share repurchase program and $17 million in connection with the vesting of employee restricted stock awards), compared with $41 million during the same period one year ago. Short-term borrowings increased by $74 million during the current-year period due to a $71 million increase in borrowings under our revolving credit facility to $315 million and a $3 million increase in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings increased by $201 million during the prior-year period due to a $215 million increase in borrowings under our revolving credit facility based on uncertainty related to the pandemic, partially offset by a decrease in book overdrafts.
Under our Board-approved share repurchase program, we repurchased 1.2 million shares at a cost of $167 million (based on trade dates, an average of $136.27 per share) during the three months ended April 3, 2021. During the three months ended March 28, 2020, we repurchased 0.8 million shares at a cost of $38 million (based on trade dates, an average of $49.42 per share). There is no expiration date governing the period over which we can repurchase shares. Effective as of April 4, 2021, our Board approved an increase in our total remaining share repurchase authorization to $600 million.

As of April 3, 2021, we had $315 million of borrowings under our revolving credit facility. We also had $4 million in outstanding letters of credit. Net liquidity available under our credit facility was $131 million at April 3, 2021. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Our leverage ratio as defined in our credit agreement was 2.3x as of April 3, 2021. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. As of April 3, 2021, the weighted-average interest rate on borrowings under the credit facility was 1.5% and we were in compliance with all financial covenants.

On April 21, 2021, we amended our revolving credit facility to increase our net aggregate availability from $450 million to $600 million. We maintain the accordion feature which allows us to increase the amount of the credit facility from $600 million to $800 million, subject to lenders’ approval. The amended credit facility matures in February 2024. There were no other significant changes to the credit facility’s terms and conditions.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio consistent with our credit agreement. As of April 3, 2021, we were in compliance with all financial covenants.

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
Our Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net income	$66,634	$39,140	$166,683	$95,567
Income tax expense	8,812	11,330	34,265	25,313
Interest expense	978	2,357	7,642	11,338
Depreciation and amortization	14,519	15,253	60,049	61,026
Stock-based compensation	6,417	2,051	26,179	15,070
Asset impairments	89	3	388	49
Adjusted EBITDA	$97,449	$70,134	$295,206	$208,363

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Three Months Ended		Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net cash provided by operating activities	$111,598	$84,941	$306,318	$205,965
Subtract: Purchases of property and equipment	11,546	10,351	38,295	49,847
Free cash flow	$100,052	$74,590	$268,023	$156,118

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

	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	April 3, 2021	March 28, 2020
Net operating profit after taxes (NOPAT)
Operating income	$208,506	$132,203
Add: Rent expense (1)	92,650	89,237
Add: Interest income	84	15
Less: Depreciation on capitalized operating leases (2)	(24,258)	(22,883)
Less: Income taxes (3)	(66,118)	(47,453)
NOPAT	$210,864	$151,119
Average invested capital
Total deficit	$(332,650)	$(155,909)
Less: Cash greater than target (4)	—	(113,397)
Add: Long-term debt (5)	315,522	446,733
Add: Capitalized operating lease obligations (6)	741,200	713,896
Total invested capital at end of period	$724,072	$891,323
Average invested capital (7)	$763,227	$790,420
Return on invested capital (ROIC) (8)	27.6%	19.1%
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
(3)Reflects annual effective income tax rates, before discrete adjustments, of 23.9% for both 2021 and 2020.
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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations
As of April 3, 2021, we were not involved in any unconsolidated special purpose entity transactions. Other than our $4 million in outstanding letters of credit, we do not have any off-balance-sheet financing.
There have been no material changes in our contractual obligations, other than the amendments to our credit agreement, since the end of fiscal 2020. See Note 5, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 for additional information regarding our other contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021. There were no significant changes in our critical accounting policies since the end of fiscal 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $2.4 million based on the $315 million of borrowings under our credit facility at April 3, 2021. We do not manage the interest-rate volatility risk of borrowings under our credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 3, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our legal proceedings are discussed in Note 12, Commitments and Contingencies, Legal Proceedings, in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 3, 2021 through January 30, 2021	30,802	$81.89	29,700	$244,471,000
January 31, 2021 through February 27, 2021	256,725	$129.25	255,000	$211,501,000
February 28, 2021 through April 3, 2021	1,058,877	$140.22	943,913	$79,471,000
Total	1,346,404	$136.80	1,228,613	$79,471,000
___________________________
(1)Under our Board-approved $500 million share repurchase program (effective September 29, 2019), we repurchased 1.2 million shares of our common stock at a cost of $167 million (based on trade dates) during the three months ended April 3, 2021.
(2)In connection with the vesting of employee restricted stock grants, we repurchased 117,791 shares of our common stock at a cost of $16.8 million during the three months ended April 3, 2021.
(3)There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status. Effective as of April 4, 2021, our Board approved an increase in our total remaining share repurchase authorization to $600 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*
Fifth Amendment to Amended and Restated Credit and Security Agreement, dated as of April 21, 2021 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto

10.2*	Form of Non-Statutory Stock Option Award Agreement (Senior Team) under the Sleep Number Corporation 2020 Equity Incentive Plan
10.3*	Form of Performance Adjusted Restricted Stock Unit Award Agreement (ROIC) (Senior Team) under the Sleep Number Corporation 2020 Equity Incentive Plan
10.4*	Form of Restricted Stock Unit Award Agreement (3-Year Ratable) (Sleep Number Labs) under the Sleep Number Corporation 2020 Equity Incentive Plan
10.5*	Form of Restricted Stock Unit Award Agreement (3-Year Cliff Vest) under the Sleep Number Corporation 2020 Equity Incentive Plan
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed Herewith

Index

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	May 7, 2021	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)