Form 10-Q
period 2021-07-03
Sleep Number Corp
filed 2021-07-30
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒
As of July 3, 2021, 23,622,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	July 3, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$2,173	$4,243
Accounts receivable, net of allowances of $1,098 and $1,046, respectively	23,205	31,871
Inventories	88,577	81,362
Income taxes receivable	1,578	—
Prepaid expenses	28,900	20,839
Other current assets	42,564	43,489
Total current assets	186,997	181,804

Non-current assets:
Property and equipment, net	182,398	175,223
Operating lease right-of-use assets	344,423	314,226
Goodwill and intangible assets, net	71,669	72,871
Other non-current assets	69,009	56,012
Total assets	$854,496	$800,136

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under credit facility	$382,200	$244,200
Accounts payable	129,922	91,904
Customer prepayments	119,435	72,017
Accrued sales returns	21,217	24,765
Compensation and benefits	54,219	76,786
Taxes and withholding	13,779	23,339
Operating lease liabilities	67,648	62,077
Other current liabilities	57,708	60,856
Total current liabilities	846,128	655,944

Non-current liabilities:
Deferred income taxes	663	242
Operating lease liabilities	311,672	283,084
Other non-current liabilities	99,691	84,844
Total liabilities	1,258,154	1,024,114

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 23,622 and 25,390 shares issued and outstanding, respectively	236	254
Additional paid-in capital	—	—
Accumulated deficit	(403,894)	(224,232)
Total shareholders’ deficit	(403,658)	(223,978)
Total liabilities and shareholders’ deficit	$854,496	$800,136

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$484,316	$284,938	$1,052,572	$757,504
Cost of sales	191,465	121,928	403,803	292,363
Gross profit	292,851	163,010	648,769	465,141

Operating expenses:
Sales and marketing	205,994	130,165	429,611	337,909
General and administrative	41,220	36,716	83,812	67,788
Research and development	15,916	8,254	29,202	18,755
Total operating expenses	263,130	175,135	542,625	424,452
Operating income (loss)	29,721	(12,125)	106,144	40,689
Interest expense, net	1,607	3,940	2,584	6,284
Income (loss) before income taxes	28,114	(16,065)	103,560	34,405
Income tax expense (benefit)	5,864	(3,435)	14,676	7,895
Net income (loss)	$22,250	$(12,630)	$88,884	$26,510

Basic net income (loss) per share:
Net income (loss) per share – basic	$0.91	$(0.45)	$3.57	$0.95
Weighted-average shares – basic	24,371	27,923	24,874	27,890

Diluted net income (loss) per share:
Net income (loss) per share – diluted	$0.88	$(0.45)	$3.44	$0.93
Weighted-average shares – diluted	25,194	27,923	25,869	28,523

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 2, 2021	25,390	$254	$—	$(224,232)	$(223,978)
Net income	—	—	—	66,634	66,634
Exercise of common stock options	106	1	2,459	—	2,460
Stock-based compensation	314	3	6,413	—	6,416
Repurchases of common stock	(1,346)	(13)	(8,872)	(175,297)	(184,182)
Balance at April 3, 2021	24,464	$245	$—	$(332,895)	$(332,650)
Net income	—	—	—	22,250	22,250
Exercise of common stock options	35	—	1,075	—	1,075
Stock-based compensation	22	—	5,969	—	5,969
Repurchases of common stock	(899)	(9)	(7,044)	(93,249)	(100,302)
Balance at July 3, 2021	23,622	$236	$—	$(403,894)	$(403,658)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2019	27,961	$280	$—	$(159,711)	$(159,431)
Net income	—	—	—	39,140	39,140
Exercise of common stock options	167	1	3,282	—	3,283
Stock-based compensation	396	4	2,047	—	2,051
Repurchases of common stock	(888)	(9)	(5,329)	(35,614)	(40,952)
Balance at March 28, 2020	27,636	$276	$—	$(156,185)	$(155,909)
Net loss	—	—	—	(12,630)	(12,630)
Exercise of common stock options	33	—	817	—	817
Stock-based compensation	71	1	5,032	—	5,033
Repurchases of common stock	(15)	—	(330)	1	(329)
Balance at June 27, 2020	27,725	$277	$5,519	$(168,814)	$(163,018)

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$88,884	$26,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,800	30,811
Stock-based compensation	12,385	7,084
Net loss on disposals and impairments of assets	78	224
Deferred income taxes	421	4,383
Changes in operating assets and liabilities:
Accounts receivable	8,666	4,224
Inventories	(7,215)	5,391
Income taxes	(11,625)	2,508
Prepaid expenses and other assets	(13,407)	7,018
Accounts payable	23,232	(14,804)
Customer prepayments	47,418	16,987
Accrued compensation and benefits	(22,387)	(7,405)
Other taxes and withholding	487	(3,594)
Other accruals and liabilities	4,683	7,664
Net cash provided by operating activities	161,420	87,001

Cash flows from investing activities:
Purchases of property and equipment	(32,012)	(21,695)
Proceeds from sales of property and equipment	12	25
Purchase of intangible assets	—	(945)
Net cash used in investing activities	(32,000)	(22,615)

Cash flows from financing activities:
Repurchases of common stock	(280,915)	(41,774)
Net increase (decrease) in short-term borrowings	146,447	(26,364)
Proceeds from issuance of common stock	3,535	4,100
Debt issuance costs	(557)	(290)
Net cash used in financing activities	(131,490)	(64,328)

Net (decrease) increase in cash and cash equivalents	(2,070)	58
Cash and cash equivalents, at beginning of period	4,243	1,593
Cash and cash equivalents, at end of period	$2,173	$1,651

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended July 3, 2021 of Sleep Number Corporation and our 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of July 3, 2021 and January 2, 2021, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period. Additionally, based on the duration and severity of the current global situation involving the novel coronavirus (COVID-19) pandemic, including but not limited to general economic conditions, consumer confidence, store restrictions mandated by federal, state or local authorities and possible supply chain disruptions, the extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.

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

2. Fair Value Measurements

At July 3, 2021 and January 2, 2021, we had $17 million and $12 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $17 million and $12 million at July 3, 2021 and January 2, 2021, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	July 3, 2021	January 2, 2021
Raw materials	$7,730	$12,599
Work in progress	98	103
Finished goods	80,749	68,660
	$88,577	$81,362

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at July 3, 2021 and January 2, 2021. Indefinite-lived trade name/trademarks totaled $1.4 million at July 3, 2021 and January 2, 2021.

Definite-lived Intangible Assets

The gross carrying amount of our developed technologies was $19 million at July 3, 2021 and January 2, 2021. Accumulated amortization was $14 million and $13 million at July 3, 2021 and January 2, 2021, respectively. Amortization expense for both the three months ended July 3, 2021 and June 27, 2020, was $0.5 million. Amortization expense for both the six months ended July 3, 2021 and June 27, 2020, was $1.1 million.

The gross carrying amount of our patents, which were acquired in June 2020, was $2.0 million at July 3, 2021 and January 2, 2021, respectively. Accumulated amortization was $0.2 million and $0.1 million at July 3, 2021 and January 2, 2021, respectively. Amortization expense for the three and six months ended July 3, 2021 was $55 thousand and $0.1 million, respectively. Amortization expense for the three and six months ended June 27, 2020 was not significant.

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2021 (excluding the six months ended July 3, 2021)	$1,201
2022	2,403
2023	1,431
2024	222
2025	226
2026	222
Thereafter	522
Total future amortization for definite-lived intangible assets	$6,227

5. Credit Agreement

Our credit facility as of July 3, 2021, has a net aggregate commitment amount of $600 million. The credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $600 million to $800 million, subject to lenders' approval. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. We were in compliance with all financial covenants as of July 3, 2021. The credit facility matures in February 2024.
The following table summarizes our borrowings under the credit facility ($ in thousands):

	July 3, 2021	January 2, 2021
Outstanding borrowings	$382,200	$244,200
Outstanding letters of credit	$3,997	$3,997
Additional borrowing capacity	$213,803	$201,803
Weighted-average interest rate	1.6%	1.5%

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

At July 3, 2021, our finance right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease costs(1)	$24,352	$22,357	$47,991	$45,303
Variable lease costs	$840	$263	$1,355	$275
___________________________
(1)Includes short-term lease costs which are not significant.

The maturities of operating lease liabilities as of July 3, 2021, were as follows(1) (in thousands):

2021 (excluding the six months ended July 3, 2021)	$45,819
2022	85,828
2023	75,838
2024	64,013
2025	54,458
2026	43,974
Thereafter	92,392
Total operating lease payments(2)	462,322
Less: Interest	82,942
Present value of operating lease liabilities(3)	$379,380
___________________________
(1)During 2020, we deferred certain cash lease payments to future periods. At July 3, 2021, we had deferred cash rent payments of $1.6 million which are excluded from this table and are included in Other current liabilities and Other non-current liabilities.
(2)Total operating lease payments exclude $78 million of legally binding minimum lease payments for leases signed but not yet commenced.
(3)Includes the current portion of $68 million for operating lease liabilities.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other information related to operating leases was as follows:

	July 3, 2021	January 2, 2021
Weighted-average remaining lease term (years)	6.4	6.3
Weighted-average discount rate	6.5%	6.9%

	Six Months Ended
(in thousands)	July 3, 2021	June 27, 2020
Cash paid for amounts included in present value of operating lease liabilities	$43,414	$42,773
Right-of-use assets obtained in exchange for operating lease liabilities	$50,667	$17,670

7. Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Amount repurchased under Board-approved share repurchase program	$100,015	$—	$267,433	$38,111
Amount repurchased in connection with the vesting of employee restricted stock grants	287	329	17,051	3,170
Total amount repurchased (based on trade dates)	$100,302	$329	$284,484	$41,281

As of July 3, 2021, the remaining authorization under the $600 million share repurchase program was $500 million.

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our condensed consolidated balance sheets as follows (in thousands):

	July 3, 2021	January 2, 2021
Deferred Contract Assets included in:
Other current assets	$25,293	$26,593
Other non-current assets	45,998	37,976
	$71,291	$64,569

	July 3, 2021	January 2, 2021
Deferred Contract Liabilities included in:
Other current liabilities	$33,228	$35,288
Other non-current liabilities	59,813	49,689
	$93,041	$84,977

The deferred revenue and costs related to SleepIQ technology are recognized on a straight-line basis over the product's estimated life of 4.5 years because our inputs are generally expended evenly throughout the performance period. During the three months ended July 3, 2021 and June 27, 2020, we recognized revenue of $8 million and $10 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods. During the six months ended July 3, 2021 and June 27, 2020, we recognized revenue of $15 million and $18 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for the three and six months ended July 3, 2021 and 97% of our revenues for the three and six months ended June 27, 2020.

Net sales were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Retail stores	$426,653	$206,476	$915,841	$643,125
Online, phone, chat and other	57,663	78,462	136,731	114,379
Total Company	$484,316	$284,938	$1,052,572	$757,504

Obligation for Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	July 3, 2021	June 27, 2020
Balance at beginning of year	$24,765	$19,809
Additions that reduce net sales	42,272	30,901
Deductions from reserves	(45,820)	(33,514)
Balance at end of period	$21,217	$17,196

9. Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Stock awards	$5,218	$4,440	11,027	$5,846
Stock options	750	593	1,358	1,238
Total stock-based compensation expense (1)	5,968	5,033	12,385	7,084
Income tax benefit	1,473	1,218	3,071	1,714
Total stock-based compensation expense, net of tax	$4,495	$3,815	$9,314	$5,370
___________________________
(1) Changes in stock-based compensation expense reflect the cumulative impact of the change in the expected achievements of certain performance targets.

10. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended July 3, 2021 and June 27, 2020, our contributions, net of forfeitures, were $1.8 million and $0.5 million, respectively. During the six months ended July 3, 2021 and June 27, 2020, our contributions, net of forfeitures, were $3.7 million and $2.1 million, respectively.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income (Loss) per Common Share

The components of basic and diluted net income (loss) per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$22,250	$(12,630)	$88,884	$26,510
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	24,371	27,923	24,874	27,890
Dilutive effect of stock-based awards	823	—	995	633
Diluted weighted-average shares outstanding	25,194	27,923	25,869	28,523
Net income (loss) per share – basic	$0.91	$(0.45)	$3.57	$0.95
Net income (loss) per share – diluted	$0.88	$(0.45)	$3.44	$0.93

For the three and six months ended July 3, 2021 and the six months ended June 27, 2020, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial. For the three months ended June 27, 2020, potentially dilutive stock-based awards have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on our net loss per diluted share.

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	July 3, 2021	June 27, 2020
Balance at beginning of year	$12,152	$11,345
Additions charged to costs and expenses for current-year sales	7,863	4,965
Deductions from reserves	(9,235)	(4,789)
Changes in liability for pre-existing warranties during the current year, including expirations	(237)	(89)
Balance at end of period	$10,543	$11,432

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

On March 27, 2018, Level Sleep, LLC (Level Sleep) filed a patent infringement lawsuit against Sleep Number in the Federal District Court for the Eastern District of Texas. In its Complaint, Level Sleep claims that Sleep Number infringed two patents owned by Level Sleep, U.S. Patent Nos. 6,807,698 and 7,036,172 (the Patents), by, among other things, making, using, offering for sale, or selling within the United States, and/or importing into the United States, beds with sleep surfaces having foam with multiple zones in the longitudinal direction. Level Sleep has asserted that five non-360® beds no longer sold and two current non-360 beds infringe the

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Patents. Level Sleep seeks damages in the form of a reasonable royalty. Sleep Number has asserted that the Patents are invalid and that our products do not infringe the Patents. On January 14, 2020, the Court granted summary judgment in favor of Sleep Number, finding that Sleep Number’s products do not infringe the Patents. Level Sleep filed an appeal of the Court’s summary judgment order to the Federal Circuit Court of Appeals which issued a decision on July 13, 2021, affirming the Court's summary judgment order and dismissal of Level Sleep's claims.

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

The COVID-19 pandemic mainly impacted our second quarter of 2020 financial performance, as we generated strong financial performance during the full-year of 2020 and the first six months of 2021. However, the pandemic's future effect on consumer demand and our ongoing financial performance remains uncertain. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I: Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, for additional discussion on the COVID-19 pandemic and the impact on our business.

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

Business Overview

Individuality is core to Sleep Number. Our purpose driven Company is comprised of over 5,000 passionate team members who are dedicated to our mission of improving lives by individualizing sleep experiences. Our award-winning 360 smart beds provide each sleeper with effortlessly adjustable, individualized comfort for proven-quality sleep. With a purpose of improving the health and wellbeing of society through higher-quality sleep, we have already improved over 13 million lives.

Sleep science and data are the foundation of our innovations. Our 360 smart beds benefit from our proprietary SleepIQ technology, which leverages and learns from nearly 11 billion hours' worth of highly-accurate sleep data. This enables our 360 smart beds to provide effortless comfort and sleep health insights for each sleeper, including their daily SleepIQ score.

Sleep Number is a leader in sleep innovation. By pairing our data and innovations with meaningful collaborations including world-leading partners in sleep, we are leveraging the potential of our research and technology to advance sleep health and sleep science, develop new products, services and synergistic interactions. Our vertically integrated business model and role as the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number beds allows us to offer consumers high-quality, individualized sleep solutions and services.

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

The COVID-19 pandemic mainly impacted our second quarter of 2020 financial performance, as we generated strong financial performance during the full-year of 2020 and the first six months of 2021. However, the pandemic's future effects on consumer demand and our ongoing financial performance remains uncertain. See Part I: Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I: Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, for additional discussion on the COVID-19 pandemic and the impact on our business.

Results of Operations

Quarterly and Year-to-Date Results

Quarterly and year-to-date operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, timing of investments in growth initiatives and infrastructure, timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, timing of new product introductions and related expenses, timing of promotional offerings, competitive factors, changes in commodity costs, disruptions in supplies or third-party service providers, seasonality of retail and bedding industry sales, consumer confidence and general economic conditions. In addition, based on the duration and severity of the current global situation involving the COVID-19 pandemic, the extent to which our business and our condensed consolidated financial results are impacted will depend on future developments, which are highly uncertain and cannot be predicted. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the three months ended July 3, 2021 were as follows:

•Net sales for the three months ended July 3, 2021 increased 70% to $484 million, compared with $285 million for the COVID-19 affected period in 2020. Net sales for the current quarter increased 36% compared with $356 million for the three months ended June 29, 2019. Supply constraints late in the second quarter limited 2021 delivered net sales for the three months ended July 3, 2021.

•The 70% net sales increase consisted of a 65% comparable sales increase in Total Retail and sales from 23 net new stores opened in the past 12 months that added 5 percentage points (ppt.) of growth. For additional details, see the components of total net sales change on page 15.
•Sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-months basis for the period ended July 3, 2021 totaled $3.5 million, 25% higher than the same period last year.
•Operating income for the three months ended July 3, 2021 was $30 million, an increase of $42 million, compared with the $12 million operating loss in the prior-year period. The $42 million increase in operating income was driven by the 70% increase in net sales, a 3.3 ppt. improvement in the gross profit rate and a 7.2 ppt. reduction in our operating expenses rate. Operating income for the current quarter increased 310% compared with $7 million for the same period of 2019.
•The 3.3 ppt. gross profit rate improvement primarily resulted from the leveraging impact of the 70% net sales increase and a more favorable sales mix of higher-margin products, partially offset by $13 million of incremental costs from labor and material inflation, and expediting costs. See the Gross profit discussion on page 17 for additional details.
•The 7.2 ppt. reduction in our operating expenses rate was mainly due to the leveraging impact of the 70% net sales increase and digitally-led operating efficiencies. During the three months ended July 3, 2021, we continued to prioritize investments in near- and long-term growth drivers, including $16 million of R&D expenses, 93% more than the same period one year ago.
•Net income for the three months ended July 3, 2021 increased to $22 million, compared with a net loss of $13 million for the same period one year ago. Net income per diluted share was $0.88, compared with a net loss per diluted share of $0.45 last year.
•We achieved a return on invested capital (ROIC) of 33% on a trailing twelve-month basis for the period ended July 3, 2021, compared with 17% for the comparable period one year ago.
•Cash provided by operating activities for the six months ended July 3, 2021 increased by $74 million, or 86%, to $161 million, compared with $87 million for the same period one year ago.
•At July 3, 2021, we had $382 million of borrowings under our revolving credit facility. Net liquidity available under our revolving credit facility was $214 million at July 3, 2021.
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

	Three Months Ended				Six Months Ended
	July 3, 2021		June 27, 2020		July 3, 2021		June 27, 2020
Net sales	$484.3	100.0%	$284.9	100.0%	$1,052.6	100.0%	$757.5	100.0%
Cost of sales	191.5	39.5%	121.9	42.8%	403.8	38.4%	292.4	38.6%
Gross profit	292.9	60.5%	163.0	57.2%	648.8	61.6%	465.1	61.4%
Operating expenses:
Sales and marketing	206.0	42.5%	130.2	45.7%	429.6	40.8%	337.9	44.6%
General and administrative	41.2	8.5%	36.7	12.9%	83.8	8.0%	67.8	8.9%
Research and development	15.9	3.3%	8.3	2.9%	29.2	2.8%	18.8	2.5%
Total operating expenses	263.1	54.3%	175.1	61.5%	542.6	51.6%	424.5	56.0%
Operating income (loss)	29.7	6.1%	(12.1)	(4.3%)	106.1	10.1%	40.7	5.4%
Interest expense, net	1.6	0.3%	3.9	1.4%	2.6	0.2%	6.3	0.8%
Income (loss) before income taxes	28.1	5.8%	(16.1)	(5.6%)	103.6	9.8%	34.4	4.5%
Income tax expense (benefit)	5.9	1.2%	(3.4)	(1.2%)	14.7	1.4%	7.9	1.0%
Net income (loss)	$22.3	4.6%	$(12.6)	(4.4%)	$88.9	8.4%	$26.5	3.5%

Net income (loss) per share:
Basic	$0.91		$(0.45)		$3.57		$0.95
Diluted	$0.88		$(0.45)		$3.44		$0.93

Weighted-average number of common shares:
Basic	24.4		27.9		24.9		27.9
Diluted	25.2		27.9		25.9		28.5

The percentage of our total net sales, by dollar volume, was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Retail stores	88.1%	72.2%	87.0%	84.6%
Online, phone, chat and other	11.9%	27.8%	13.0%	15.4%
Total Company	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Sales change rates:
Retail comparable-store sales (1)	102%	(40%)	41%	(14%)
Online, phone and chat	(28%)	209%	17%	107%
Total Retail comparable sales change (1)	65%	(21%)	37%	(5%)
Net opened/closed stores and other	5%	1%	2%	2%
Total Company	70%	(20%)	39%	(3%)
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Average sales per store (1)(4) ($ in thousands)	$3,542	$2,830
Average sales per square foot (1)(4)	$1,203	$988
Stores > $2 million in net sales (2)(4)	82%	63%
Stores > $3 million in net sales (2)(4)	47%	25%
Average revenue per mattress unit (3)	$5,094	$4,767	$5,059	$4,839
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
The number of retail stores operating was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Beginning of period	607	611	602	611
Opened	26	6	37	14
Closed	(12)	(19)	(18)	(27)
End of period	621	598	621	598

Comparison of Three Months Ended July 3, 2021 with Three Months Ended June 27, 2020

Net sales

Net sales for the three months ended July 3, 2021 increased by $199 million, or 70%, to $484 million, compared with $285 million for the same period one year ago, which was impacted by the COVID-19 pandemic, ensuing government restrictions and temporary closure of 47% of our retail stores on average. Net sales for the current quarter increased 36% compared with $356 million for the three months ended June 29, 2019. Supply constraints late in the second quarter limited 2021 delivered net sales for the three months ended July 3, 2021.

The 70% net sales increase consisted primarily of a 65% comparable sales increase in Total Retail and sales from 23 net new stores opened in the past 12 months that added 5 percentage points (ppt.) of growth. For additional details, see the components of total net sales change on page 15.

The $199 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $178 million increase in our Total Retail comparable net sales; and (ii) a $21 million increase from net store openings. Total Retail mattress unit sales increased 59% compared with the prior year. Total Retail average revenue per mattress unit increased by 7% to $5,094, compared with $4,767 in the prior-year period.

Gross profit

Gross profit of $293 million increased by $130 million, or 80%, compared with $163 million for the same period one year ago. The gross profit rate improved to 60.5% of net sales for the three months ended July 3, 2021, compared with 57.2% for the prior-year comparable period.

The current-year gross profit rate improvement of 3.3 ppt. was mainly due to: (i) leverage from the 70% net sales increase, combined with a more favorable sales mix of higher-margin products (3.8 ppt.), partially offset by $13 million of incremental costs from labor and material inflation, and expediting costs. The prior-year's gross profit rate was impacted by COVID-19 related inefficiencies, including the lower sales volumes. Our prior-year's sales mix was negatively impacted by temporary store closures due to the pandemic; partially offset by (ii) inflationary cost pressures and higher supply chain costs associated with current-year temporary supply constraints (0.7 ppt.). In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs, and changes in performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the three months ended July 3, 2021 were $206 million, or 42.5% of net sales, compared with $130 million, or 45.7% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate decrease of 3.2 ppt. was primarily due to: (i) the leveraging impact of the 70% net sales increase; and (ii) efficiency gains through our digital ecosystem and operating initiatives. Efficiency gains and operating initiatives included improved store operating productivity.

General and administrative expenses

General and administrative (G&A) expenses totaled $41 million, or 8.5% of net sales, for the three months ended July 3, 2021, compared with $37 million, or 12.9% of net sales, in the prior-year period. The $4.5 million increase in G&A expenses consisted primarily of: (i) a $2.2 million increase in employee compensation primarily resulting from the growth of our business (prior year included the temporary and permanent elimination of certain roles due to changing business needs based on the COVID-19 pandemic); (ii) a $1.8 million increase in professional and consulting expenses; and (iii) a $0.5 million net increase in other miscellaneous expenses. The G&A expenses rate decreased by 4.4 ppt. in the current-year period, compared with the same period one year ago due to leveraging impact of the 70% net sales increase, partially offset by the items discussed above.

Research and development expenses

Research and development (R&D) expenses increased by 93% to $16 million for the three months ended July 3, 2021, compared with $8 million for the same period last year as we continued to prioritize our long-term innovation initiatives.

Interest expense, net

Interest expense, net decreased to $1.6 million for the three months ended July 3, 2021, compared with $3.9 million for the same period one year ago. The $2.3 million decrease was mainly driven by a reduction in the weighted-average interest rate on borrowings and a lower level of outstanding borrowings during the three months ended July 3, 2021, compared with the same period one year ago. In March 2020, we fully drew down our credit line and secured a $75 million term loan to increase liquidity and preserve financial flexibility during the COVID-19 disruption.

Income tax expense

Income tax expense totaled $5.9 million for the three months ended July 3, 2021, compared with a $3.4 million tax benefit last year. The effective income tax rate for the three months ended July 3, 2021 decreased to 20.9%, compared with 21.4% for the comparable period last year, reflecting greater stock-based compensation excess tax benefits in the current-year three-month period.

Comparison of Six Months Ended July 3, 2021 with Six Months Ended June 27, 2020

Net sales

Net sales for the six months ended July 3, 2021 increased by $295 million, or 39%, to $1.1 billion, compared with $758 million for the same period one year ago, which were impacted by the COVID-19 pandemic, ensuing government restrictions and temporary closure of 47% of our retail stores on average. Net sales for the current year-to-date period increased 35% compared with $782 million for the same period of 2019. Supply constraints late in the second quarter limited 2021 delivered net sales for the six months ended July 3, 2021.

The 39% net sales increase consisted of a 37% comparable sales increase in Total Retail in addition to 2 percentage points (ppt.) of sales growth from net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 15.

The $295 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $249 million increase in our Total Retail comparable net sales; (ii) a $26 million increase resulting from net store openings; and (iii) a $20 million increase in phone, online, chat and other sales. Total Retail mattress unit sales increased 33%, compared with the prior year. Average revenue per mattress unit in Total Retail increased by 5% to $5,059, compared with $4,839 in the prior-year period.

Gross profit

Gross profit of $649 million increased by $184 million, or 39%, compared with $465 million for the same period one year ago. The gross profit rate improved to 61.6% of net sales for the six months ended July 3, 2021, compared with 61.4% for the prior-year comparable period. The current-year gross profit rate improvement of 0.2 ppt. was mainly due to: (i) leverage from the 39% net sales increase combined with a more favorable sales mix of higher-margin products (1.1 ppt.), partially offset by $13 million of incremental costs from labor and material inflation, and expediting costs in the second quarter. Our prior-year's sales mix was negatively impacted by temporary store closures due to the pandemic; partially offset by (ii) inflationary cost pressures and higher supply chain costs associated with current-year temporary supply constraints (0.7 ppt.). In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs, and changes in performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the six months ended July 3, 2021 were $430 million, or 40.8% of net sales, compared with $338 million, or 44.6% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate decrease of 3.8 ppt. was primarily due to: (i) the leveraging impact of the 39% net sales increase; and (ii) efficiency gains through our digital ecosystem and operating initiatives. Efficiency gains and operating initiatives included improved store operating productivity.

General and administrative expenses

General and administrative (G&A) expenses totaled $84 million, or 8.0% of net sales, for the six months ended July 3, 2021, compared with $68 million, or 8.9% of net sales, in the prior-year period. The $16 million increase in G&A expenses consisted of: (i) a $9 million year-over-year increase in company-wide performance-based incentive compensation; (ii) a $7 million increase in employee compensation resulting from the growth of our business (prior year included the temporary and permanent elimination of certain roles due to changing business needs based on the COVID-19 pandemic); and (iii) $2 million of higher professional and consulting fees; partially offset by (iv) a $2 million reduction in travel expenses and other miscellaneous expenses. The G&A expenses rate decreased by 0.9 ppt. in the current-year period, compared with the same period one year ago due to the leveraging impact of the 39% net sales increase, partially offset by the items discussed above.

Research and development expenses

Research and development (R&D) expenses increased by 56% to $29 million for the six months ended July 3, 2021, compared with $19 million for the same period one year ago. The R&D expense rate for the six months ended July 3, 2021 increased to 2.8% of net sales, compared with 2.5% of net sales for the prior year. The spending level increase supports our ongoing consumer innovation strategy.

Interest expense, net

Interest expense, net decreased to $2.6 million for the six months ended July 3, 2021, compared with $6.3 million for the same period one year ago. The $3.7 million decrease was mainly driven by a reduction in the weighted-average interest rate on borrowings and a lower level of outstanding borrowings during the six months ended July 3, 2021, compared with the same period one year ago. In March 2020, we fully drew down our credit line and secured a $75 million term loan to increase liquidity and preserve financial flexibility during the COVID-19 disruption.

Income tax expense

Income tax expense totaled $15 million for the six months ended July 3, 2021, compared with $8 million last year. The effective income tax rate for the six months ended July 3, 2021 decreased to 14.2%, compared with 22.9% for the comparable period last year, reflecting higher stock-based compensation excess tax benefits in the current-year six-month period.

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

Changes in cash and cash equivalents during the six months ended July 3, 2021 primarily consisted of $161 million of cash provided by operating activities and a $146 million net increase in short-term borrowings, offset by $32 million of cash used to purchase property and equipment, and $281 million of cash used to repurchase our common stock (based on settlement, $264 million under our Board-approved share repurchase program and $17 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows ($ in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	July 3, 2021	June 27, 2020
Total cash provided by (used in):
Operating activities	$161.4	$87.0
Investing activities	(32.0)	(22.6)
Financing activities	(131.5)	(64.3)
Net (decrease) increase in cash and cash equivalents	$(2.1)	$0.1

Cash provided by operating activities for the six months ended July 3, 2021 was $161 million, compared with $87 million for the six months ended June 27, 2020. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $62 million increase in net income for the six months ended July 3, 2021, compared with the same period one year ago; (ii) a $38 million change in accounts payable due to higher business activity in the current-year period and timing of vendor payments; (iii) a $30 million fluctuation in customer prepayments due to strong customer demand and temporary supply constraints which extended customer delivery timelines during the current-year period; (iv) a $20 million fluctuation in prepaid expenses and other assets due to both periods being impacted by the timing of rent payments and prior-year's reduction in business activities due to the pandemic; and (v) a $15 million fluctuation in the amount of compensation and benefits accrued and timing of the related payments resulting from year-over-year changes in Company-wide performance-based incentive compensation.

Net cash used in investing activities to purchase property and equipment was $32 million for the six months ended July 3, 2021, compared with $22 million for the same period one year ago. The year-over-year increase was due to higher property and equipment purchases for new and remodeled stores. Prior-year property and equipment purchases reflect actions taken to temporarily reduce capital spending based on the economic uncertainties associated with the pandemic.
Net cash used in financing activities was $131 million for the six months ended July 3, 2021, compared with $64 million for the same period last year. During the six months ended July 3, 2021, we repurchased $281 million of our stock (based on settlement dates, $264 million under our Board-approved share repurchase program and $17 million in connection with the vesting of employee restricted stock awards), compared with $42 million during the same period one year ago. Based on the uncertainty surrounding the impact of COVID-19, in March 2020 we temporarily suspended share repurchases. Short-term borrowings increased by $146 million during the current-year period due to a $138 million increase in borrowings under our revolving credit facility to $382 million and a $8 million increase in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings decreased by $26 million during the prior-year period due to a $4 million decrease in borrowings under our credit facility to $227 million and a decrease in book overdrafts which are included in the net change in short-term borrowings.
Under our Board-approved share repurchase program, we repurchased 2.1 million shares at a cost of $267 million (based on trade dates, an average of $125.86 per share) during the six months ended July 3, 2021. During the six months ended June 27, 2020, we repurchased 0.8 million shares at a cost of $38 million (based on trade dates, an average of $49.42 per share). There is no expiration date governing the period over which we can repurchase shares. Effective as of April 4, 2021, our Board approved an increase in our total remaining share repurchase authorization to $600 million.

As of July 3, 2021, we had $382 million of borrowings under our revolving credit facility. We also had $4 million in outstanding letters of credit. Net liquidity available under our credit facility was $214 million at July 3, 2021. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Our leverage ratio as defined in our credit agreement was 2.2x as of July 3, 2021. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. As of July 3, 2021, the weighted-average interest rate on borrowings under the credit facility was 1.6% and we were in compliance with all financial covenants.

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

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio consistent with our credit agreement. As of July 3, 2021, we were in compliance with all financial covenants.

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
Our Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$22,250	$(12,630)	$201,563	$78,657
Income tax expense (benefit)	5,864	(3,435)	43,564	22,141
Interest expense	1,607	4,022	5,227	12,131
Depreciation and amortization	15,006	15,253	59,802	60,951
Stock-based compensation	5,968	5,033	27,114	15,853
Asset impairments	—	246	142	294
Adjusted EBITDA	$50,695	$8,489	$337,412	$190,027

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Six Months Ended		Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net cash provided by operating activities	$161,420	$87,001	$354,080	$205,814
Subtract: Purchases of property and equipment	32,012	21,695	47,417	47,038
Free cash flow	$129,408	$65,306	$306,663	$158,776

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

	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	July 3, 2021	June 27, 2020
Net operating profit after taxes (NOPAT)
Operating income	$250,352	$112,831
Add: Rent expense (1)	95,226	90,349
Add: Interest income	2	97
Less: Depreciation on capitalized operating leases (2)	(24,577)	(23,331)
Less: Income taxes (3)	(76,939)	(42,735)
NOPAT	$244,064	$137,211
Average invested capital
Total deficit	$(403,658)	$(163,018)
Add: Long-term debt (4)	382,794	227,944
Add: Capitalized operating lease obligations (5)	761,808	722,792
Total invested capital at end of period	$740,944	$787,718
Average invested capital (6)	$733,151	$797,862
Return on invested capital (ROIC) (7)	33.3%	17.2%
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
(3)Reflects annual effective income tax rates, before discrete adjustments, of 24.0% and 23.7% for 2021 and 2020, respectively.
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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations
As of July 3, 2021, we were not involved in any unconsolidated special purpose entity transactions. Other than our $4 million in outstanding letters of credit, we do not have any off-balance-sheet financing.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $2.9 million based on the $382 million of borrowings under our credit facility at July 3, 2021. We do not manage the interest-rate volatility risk of borrowings under our credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our legal proceedings are discussed in Note 12, Commitments and Contingencies, Legal Proceedings, in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results are subject to a number of risks and uncertainties, including both those that are specific to our business and others that affect all businesses operating in a global environment. Investors should carefully consider the information in this report under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also the information under the heading, Risk Factors, in our most recent Annual Report on Form 10-K. The risk factors discussed in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional risk factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 4, 2021 through May 1, 2021	182,833	$118.52	181,923	$578,438,000
May 2, 2021 through May 29, 2021	329,735	$108.23	329,468	$542,779,000
May 30, 2021 through July 3, 2021	386,128	$111.20	384,840	$499,985,000
Total	898,696	$111.59	896,231	$499,985,000
___________________________
(1)Under our Board-approved $600 million share repurchase program (effective April 4, 2021), we repurchased 0.9 million shares of our common stock at a cost of $100 million (based on trade dates) during the three months ended July 3, 2021.
(2)In connection with the vesting of employee restricted stock grants, we repurchased 2,465 shares of our common stock at a cost of $0.3 million during the three months ended July 3, 2021.
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

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	July 30, 2021	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)