Form 10-Q
period 2021-10-02
Sleep Number Corp
filed 2021-11-08
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒
As of October 2, 2021, 22,647,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	October 2, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$1,830	$4,243
Accounts receivable, net of allowances of $1,116 and $1,046, respectively	33,388	31,871
Inventories	86,129	81,362
Prepaid expenses	24,346	20,839
Other current assets	49,634	43,489
Total current assets	195,327	181,804

Non-current assets:
Property and equipment, net	184,697	175,223
Operating lease right-of-use assets	360,269	314,226
Goodwill and intangible assets, net	71,069	72,871
Other non-current assets	72,258	56,012
Total assets	$883,620	$800,136

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$359,100	$244,200
Accounts payable	163,894	91,904
Customer prepayments	107,802	72,017
Accrued sales returns	28,518	24,765
Compensation and benefits	63,896	76,786
Taxes and withholding	36,590	23,339
Operating lease liabilities	69,316	62,077
Other current liabilities	61,767	60,856
Total current liabilities	890,883	655,944

Non-current liabilities:
Deferred income taxes	533	242
Operating lease liabilities	327,521	283,084
Other non-current liabilities	104,749	84,844
Total liabilities	1,323,686	1,024,114

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,647 and 25,390 shares issued and outstanding, respectively	226	254
Additional paid-in capital	—	—
Accumulated deficit	(440,292)	(224,232)
Total shareholders’ deficit	(440,066)	(223,978)
Total liabilities and shareholders’ deficit	$883,620	$800,136

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$640,393	$531,155	$1,692,965	$1,288,659
Cost of sales	250,039	196,195	653,842	488,558
Gross profit	390,354	334,960	1,039,123	800,101

Operating expenses:
Sales and marketing	255,512	211,574	685,123	549,483
General and administrative	47,676	44,127	131,488	111,915
Research and development	14,431	9,644	43,633	28,399
Total operating expenses	317,619	265,345	860,244	689,797
Operating income	72,735	69,615	178,879	110,304
Interest expense, net	1,816	1,827	4,400	8,111
Income before income taxes	70,919	67,788	174,479	102,193
Income tax expense	17,198	16,468	31,874	24,363
Net income	$53,721	$51,320	$142,605	$77,830

Basic net income per share:
Net income per share – basic	$2.29	$1.83	$5.84	$2.79
Weighted-average shares – basic	23,464	27,973	24,404	27,918

Diluted net income per share:
Net income per share – diluted	$2.22	$1.79	$5.63	$2.73
Weighted-average shares – diluted	24,233	28,634	25,324	28,560

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 2, 2021	25,390	$254	$—	$(224,232)	$(223,978)
Net income	—	—	—	66,634	66,634
Exercise of common stock options	106	1	2,459	—	2,460
Stock-based compensation	314	3	6,413	—	6,416
Repurchases of common stock	(1,346)	(13)	(8,872)	(175,297)	(184,182)
Balance at April 3, 2021	24,464	$245	$—	$(332,895)	$(332,650)
Net income	—	—	—	22,250	22,250
Exercise of common stock options	35	—	1,075	—	1,075
Stock-based compensation	22	—	5,969	—	5,969
Repurchases of common stock	(899)	(9)	(7,044)	(93,249)	(100,302)
Balance at July 3, 2021	23,622	$236	$—	$(403,894)	$(403,658)
Net income	—	—	—	53,721	53,721
Exercise of common stock options	10	—	312	—	312
Stock-based compensation	19	—	7,316	—	7,316
Repurchases of common stock	(1,004)	(10)	(7,628)	(90,119)	(97,757)
Balance at October 2, 2021	22,647	$226	$—	$(440,292)	$(440,066)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2019	27,961	$280	$—	$(159,711)	$(159,431)
Net income	—	—	—	39,140	39,140
Exercise of common stock options	167	1	3,282	—	3,283
Stock-based compensation	396	4	2,047	—	2,051
Repurchases of common stock	(888)	(9)	(5,329)	(35,614)	(40,952)
Balance at March 28, 2020	27,636	$276	$—	$(156,185)	$(155,909)
Net loss	—	—	—	(12,630)	(12,630)
Exercise of common stock options	33	—	817	—	817
Stock-based compensation	71	1	5,032	—	5,033
Repurchases of common stock	(15)	—	(330)	1	(329)
Balance at June 27, 2020	27,725	$277	$5,519	$(168,814)	$(163,018)
Net income	—	—	—	51,320	51,320
Exercise of common stock options	20	1	549	—	550
Stock-based compensation	14	—	8,470	—	8,470
Repurchases of common stock	(2)	—	(148)	(1)	(149)
Balance at September 26, 2020	27,757	$278	$14,390	$(117,495)	$(102,827)

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$142,605	$77,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,786	46,244
Stock-based compensation	19,701	15,554
Net (gain) loss on disposals and impairments of assets	(20)	208
Deferred income taxes	291	3,229
Changes in operating assets and liabilities:
Accounts receivable	(1,517)	(12,710)
Inventories	(4,767)	3,807
Income taxes	5,615	5,103
Prepaid expenses and other assets	(13,879)	3,666
Accounts payable	51,543	58,547
Customer prepayments	35,785	40,795
Accrued compensation and benefits	(12,725)	21,376
Other taxes and withholding	7,636	4,756
Other accruals and liabilities	17,630	18,877
Net cash provided by operating activities	292,684	287,282

Cash flows from investing activities:
Purchases of property and equipment	(49,370)	(28,074)
Proceeds from sales of property and equipment	257	53
Purchase of intangible assets	—	(945)
Net cash used in investing activities	(49,113)	(28,966)

Cash flows from financing activities:
Repurchases of common stock	(381,496)	(41,923)
Net increase (decrease) in short-term borrowings	132,222	(220,968)
Proceeds from issuance of common stock	3,847	4,650
Debt issuance costs	(557)	(303)
Net cash used in financing activities	(245,984)	(258,544)

Net decrease in cash and cash equivalents	(2,413)	(228)
Cash and cash equivalents, at beginning of period	4,243	1,593
Cash and cash equivalents, at end of period	$1,830	$1,365

See accompanying notes to condensed consolidated financial statements.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended October 2, 2021 of Sleep Number Corporation and our 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of October 2, 2021 and January 2, 2021, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period. Additionally, based on the duration and severity of the current global situation involving the novel coronavirus (COVID-19) pandemic, including but not limited to general economic conditions, consumer confidence, store restrictions mandated by federal, state or local authorities and global supply-chain disruptions, the extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.

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

2. Fair Value Measurements

At October 2, 2021 and January 2, 2021, we had $18 million and $12 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $18 million and $12 million at October 2, 2021 and January 2, 2021, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

3. Inventories

Inventories consisted of the following (in thousands):

	October 2, 2021	January 2, 2021
Raw materials	$8,748	$12,599
Work in progress	93	103
Finished goods	77,288	68,660
	$86,129	$81,362

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at October 2, 2021 and January 2, 2021. Indefinite-lived trade name/trademarks totaled $1.4 million at October 2, 2021 and January 2, 2021.

Definite-lived Intangible Assets

The gross carrying amount of our developed technologies was $19 million at October 2, 2021 and January 2, 2021. Accumulated amortization was $15 million and $13 million at October 2, 2021 and January 2, 2021, respectively. Amortization expense for the three months ended October 2, 2021 and September 26, 2020, was $0.5 million and $0.6 million, respectively. Amortization expense for the nine months ended October 2, 2021 and September 26, 2020, was $1.6 million and $1.7 million, respectively.

The gross carrying amount of our patents, which were acquired in June 2020, was $2.0 million at both October 2, 2021 and January 2, 2021. Accumulated amortization was $0.3 million and $0.1 million at October 2, 2021 and January 2, 2021, respectively. Amortization expense for the three and nine months ended October 2, 2021 was $55 thousand and $0.2 million, respectively. Amortization expense for the three and nine months ended September 26, 2020 was $55 thousand.

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2021 (excluding the nine months ended October 2, 2021)	$600
2022	2,403
2023	1,431
2024	222
2025	226
2026	222
Thereafter	522
Total future amortization for definite-lived intangible assets	$5,626

5. Credit Agreement

Our credit facility as of October 2, 2021, has a net aggregate commitment amount of $600 million. The credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $600 million to $800 million, subject to lenders' approval. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. We were in compliance with all financial covenants as of October 2, 2021. The credit facility matures in February 2024.
The following table summarizes our borrowings under the credit facility ($ in thousands):

	October 2, 2021	January 2, 2021
Outstanding borrowings	$359,100	$244,200
Outstanding letters of credit	$3,997	$3,997
Additional borrowing capacity	$236,903	$201,803
Weighted-average interest rate	1.6%	1.5%

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

At October 2, 2021, our finance right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating lease costs(1)	$25,632	$22,512	$73,623	$67,815
Variable lease costs	$826	$333	$2,181	$608
___________________________
(1)Includes short-term lease costs which are not significant.

The maturities of operating lease liabilities as of October 2, 2021, were as follows(1) (in thousands):

2021 (excluding the nine months ended October 2, 2021)	$23,414
2022	90,193
2023	80,741
2024	68,961
2025	59,384
2026	48,662
Thereafter	109,699
Total operating lease payments(2)	481,054
Less: Interest	84,158
Present value of operating lease liabilities(3)	$396,896
___________________________
(1)During 2020, we deferred certain cash lease payments to future periods. At October 2, 2021, we had deferred cash rent payments of $0.8 million which are excluded from this table and are included in Other current liabilities and Other non-current liabilities.
(2)Total operating lease payments exclude $69 million of legally binding minimum lease payments for leases signed but not yet commenced.
(3)Includes the current portion of $69 million for operating lease liabilities.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other information related to operating leases was as follows:

	October 2, 2021	January 2, 2021
Weighted-average remaining lease term (years)	6.5	6.3
Weighted-average discount rate	6.2%	6.9%

	Nine Months Ended
(in thousands)	October 2, 2021	September 26, 2020
Cash paid for amounts included in present value of operating lease liabilities	$66,561	$64,208
Right-of-use assets obtained in exchange for operating lease liabilities	$78,192	$28,772

7. Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Amount repurchased under Board-approved share repurchase program	$97,046	$—	$364,478	$38,111
Amount repurchased in connection with the vesting of employee restricted stock grants	711	149	17,763	3,319
Total amount repurchased (based on trade dates)	$97,757	$149	$382,241	$41,430

As of October 2, 2021, the remaining authorization under the $600 million share repurchase program was $403 million.

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our condensed consolidated balance sheets as follows (in thousands):

	October 2, 2021	January 2, 2021
Deferred Contract Assets included in:
Other current assets	$27,115	$26,593
Other non-current assets	49,125	37,976
	$76,240	$64,569

	October 2, 2021	January 2, 2021
Deferred Contract Liabilities included in:
Other current liabilities	$35,430	$35,288
Other non-current liabilities	63,703	49,689
	$99,133	$84,977

The deferred revenue and costs related to SleepIQ technology are recognized on a straight-line basis over the product's estimated life of 4.5 years because our inputs are generally expended evenly throughout the performance period. During the three months ended October 2, 2021 and September 26, 2020, we recognized revenue of $8 million and $9 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods. During the nine months ended October 2, 2021 and September 26, 2020, we recognized revenue of $22 million and $27 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue from goods and services transferred to customers at a point in time accounted for approximately 99% of our revenues for the three and nine months ended October 2, 2021 and 98% of our revenues for the three and nine months ended September 26, 2020.

Net sales were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Retail stores	$565,939	$456,756	$1,481,780	$1,097,872
Online, phone, chat and other	74,454	74,399	211,185	190,787
Total Company	$640,393	$531,155	$1,692,965	$1,288,659

Obligation for Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Balance at beginning of year	$24,765	$19,809
Additions that reduce net sales	69,877	55,086
Deductions from reserves	(66,124)	(50,810)
Balance at end of period	$28,518	$24,085

9. Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Stock awards	$6,506	$7,930	17,533	$13,776
Stock options	810	540	2,168	1,778
Total stock-based compensation expense (1)	7,316	8,470	19,701	15,554
Income tax benefit	1,835	2,081	4,906	3,795
Total stock-based compensation expense, net of tax	$5,481	$6,389	$14,795	$11,759
___________________________
(1) Changes in stock-based compensation expense reflect the cumulative impact of the change in the expected achievements of certain performance targets.

10. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended October 2, 2021 and September 26, 2020, our contributions, net of forfeitures, were $2.0 million and $2.1 million, respectively. During the nine months ended October 2, 2021 and September 26, 2020, our contributions, net of forfeitures, were $5.7 million and $4.2 million, respectively.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$53,721	$51,320	$142,605	$77,830
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	23,464	27,973	24,404	27,918
Dilutive effect of stock-based awards	769	661	920	642
Diluted weighted-average shares outstanding	24,233	28,634	25,324	28,560
Net income per share – basic	$2.29	$1.83	$5.84	$2.79
Net income per share – diluted	$2.22	$1.79	$5.63	$2.73

For the three and nine months ended October 2, 2021 and September 26, 2020, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Balance at beginning of year	$12,152	$11,345
Additions charged to costs and expenses for current-year sales	12,780	9,111
Deductions from reserves	(13,489)	(8,034)
Changes in liability for pre-existing warranties during the current year, including expirations	(380)	(381)
Balance at end of period	$11,063	$12,041

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

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The COVID-19 pandemic mainly impacted our second quarter of 2020 financial performance, as we generated strong demand and financial performance during the full-year of 2020 and the first nine months of 2021. However, the pandemic's future effects on our global supply chain, consumer demand and ongoing financial performance remains uncertain. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I: Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, for additional discussion on the COVID-19 pandemic and the impact on our business.

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

Sleep science and data are the foundation of our innovations. Our 360 smart beds benefit from our proprietary SleepIQ technology, which leverages and learns from nearly 12 billion hours' worth of highly-accurate sleep data. This enables our 360 smart beds to provide effortless comfort and sleep health insights for each sleeper, including their daily SleepIQ score.

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

We generate revenue by marketing our innovations directly to new and existing customers, and selling products through our Stores, Online, Phone, Chat (Total Retail) and Other.

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

The COVID-19 pandemic mainly impacted our second quarter of 2020 financial performance, as we generated strong demand and financial performance during the full-year of 2020 and the first nine months of 2021. However, the pandemic's future effects on our global supply chain, consumer demand and our ongoing financial performance remains uncertain. See Part I: Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I: Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, for additional discussion on the COVID-19 pandemic and the impact on our business.

Results of Operations

Quarterly and Year-to-Date Results

Quarterly and year-to-date operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, timing of investments in growth initiatives and infrastructure, timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, timing of new product introductions and related expenses, timing of promotional offerings, competitive factors, changes in commodity costs, disruptions in global supplies or third-party service providers, seasonality of retail and bedding industry sales, consumer confidence and general economic conditions. In addition, based on the duration and severity of the current global situation involving the COVID-19 pandemic, the extent to which our business and our condensed consolidated financial results are impacted will depend on future developments, which are highly uncertain and cannot be predicted. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the three months ended October 2, 2021 were as follows:

•Net sales for the three months ended October 2, 2021 increased 21% to $640 million, compared with $531 million for the three months ended September 26, 2020. Net sales for the current quarter increased 35% compared with $475 million for the three months ended September 28, 2019. Global supply constraints continued to impact our delivered net sales for the three months ended October 2, 2021, but to a lesser extent as compared to the three months ended July 3, 2021.

•The 21% net sales increase consisted of a 16% comparable sales increase in Total Retail and sales from 36 net new stores opened in the past 12 months that added 5 percentage points (ppt.) of growth. For additional details, see the components of total net sales change on page 15.
•Sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended October 2, 2021 totaled $3.7 million, 26% higher than the same period last year.
•Operating income for the three months ended October 2, 2021 was $73 million, an increase of $3 million, compared with $70 million in the prior-year period. The $3 million increase in operating income was driven by the 21% increase in net sales, a 0.4 ppt. reduction in our operating expenses rate, partially offset by a 2.1 ppt. decrease in our gross profit rate. Operating income for the current quarter increased 86% compared with $39 million for the same period of 2019.
•The 2.1 ppt. gross profit rate decrease was primarily due to incremental costs from labor and material inflation, and expediting costs resulting from current-period supply-chain shortages, partially offset by the leveraging impact of the 21% net sales increase and a more favorable sales mix of higher-margin products. See the Gross profit discussion on page 17 for additional details.
•The 0.4 ppt. reduction in our operating expenses rate was mainly due to the leveraging impact of the 21% net sales increase and digitally-led operating efficiencies. During the three months ended October 2, 2021, we continued to prioritize investments in near- and long-term growth drivers, including $14 million of R&D expenses, 50% more than the same period one year ago.
•Net income for the three months ended October 2, 2021 increased to $54 million, compared with $51 million for the same period one year ago. Net income per diluted share was $2.22, compared with $1.79 last year and $0.94 for the three months ended September 28, 2019.
•We achieved a return on invested capital (ROIC) of 35% on a trailing twelve-month basis for the period ended October 2, 2021, compared with 21% for the comparable period one year ago.
•Cash provided by operating activities for the nine months ended October 2, 2021 increased to $293 million, compared with $287 million for the same period one year ago.
•As of October 2, 2021, we had $359 million of borrowings under our revolving credit facility and available net liquidity of $237 million.
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

	Three Months Ended				Nine Months Ended
	October 2, 2021		September 26, 2020		October 2, 2021		September 26, 2020
Net sales	$640.4	100.0%	$531.2	100.0%	$1,693.0	100.0%	$1,288.7	100.0%
Cost of sales	250.0	39.0%	196.2	36.9%	653.8	38.6%	488.6	37.9%
Gross profit	390.4	61.0%	335.0	63.1%	1,039.1	61.4%	800.1	62.1%
Operating expenses:
Sales and marketing	255.5	39.9%	211.6	39.8%	685.1	40.5%	549.5	42.6%
General and administrative	47.7	7.4%	44.1	8.3%	131.5	7.8%	111.9	8.7%
Research and development	14.4	2.3%	9.6	1.8%	43.6	2.6%	28.4	2.2%
Total operating expenses	317.6	49.6%	265.3	50.0%	860.2	50.8%	689.8	53.5%
Operating income	72.7	11.4%	69.6	13.1%	178.9	10.6%	110.3	8.6%
Interest expense, net	1.8	0.3%	1.8	0.3%	4.4	0.3%	8.1	0.6%
Income before income taxes	70.9	11.1%	67.8	12.8%	174.5	10.3%	102.2	7.9%
Income tax expense	17.2	2.7%	16.5	3.1%	31.9	1.9%	24.4	1.9%
Net income	$53.7	8.4%	$51.3	9.7%	$142.6	8.4%	$77.8	6.0%

Net income per share:
Basic	$2.29		$1.83		$5.84		$2.79
Diluted	$2.22		$1.79		$5.63		$2.73

Weighted-average number of common shares:
Basic	23.5		28.0		24.4		27.9
Diluted	24.2		28.6		25.3		28.6

The percentage of our total net sales, by dollar volume, was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Retail stores	88.4%	86.0%	87.5%	85.2%
Online, phone, chat and other	11.6%	14.0%	12.5%	14.8%
Total Company	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Sales change rates:
Retail comparable-store sales (1)	19%	2%	32%	(8%)
Online, phone and chat	0%	111%	11%	109%
Total Retail comparable sales change (1)	16%	11%	28%	1%
Net opened/closed stores and other	5%	1%	3%	2%
Total Company	21%	12%	31%	3%
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Average sales per store (1)(4) ($ in thousands)	$3,689	$2,920
Average sales per square foot (1)(4)	$1,249	$1,012
Stores > $2 million in net sales (2)(4)	85%	64%
Stores > $3 million in net sales (2)(4)	50%	26%
Average revenue per mattress unit (3)	$5,021	$4,802	$5,045	$4,824
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
The number of retail stores operating was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Beginning of period	621	598	602	611
Opened	18	6	55	20
Closed	(7)	(8)	(25)	(35)
End of period	632	596	632	596

Comparison of Three Months Ended October 2, 2021 with Three Months Ended September 26, 2020

Net sales

Net sales for the three months ended October 2, 2021 increased by $109 million, or 21%, to $640 million, compared with $531 million for the same period one year ago. Net sales for the current quarter increased 35% compared with $475 million for the three months ended September 28, 2019. Global supply constraints continued to impact our delivered net sales for the three months ended October 2, 2021, but to a lesser extent as compared to the three months ended July 3, 2021.

The 21% net sales increase consisted primarily of a 16% comparable sales increase in Total Retail and sales from 36 net new stores opened in the past 12 months that added 5 percentage points (ppt.) of growth. For additional details, see the components of total net sales change on page 15.

The $109 million net sales increase compared with the same period one year ago was comprised of the following: (i) an $81 million increase in our Total Retail comparable net sales; and (ii) a $28 million increase from net store openings. Total Retail mattress unit sales increased 15% compared with the prior year. Total Retail average revenue per mattress unit increased by 5% to $5,021, compared with $4,802 in the prior-year period.

Gross profit

Gross profit of $390 million for the three months ended October 2, 2021 increased by $55 million, or 17%, compared with $335 million for the same period one year ago. The gross profit rate declined to 61.0% of net sales for the three months ended October 2, 2021, compared with 63.1% for the prior-year comparable period.

The current-year gross profit rate decrease of 2.1 ppt. was mainly due to: (i) incremental costs from labor and material inflation, and expediting costs resulting from current-period supply-chain shortages (3.9 ppt.); partially offset by (ii) the leverage from the 21% net sales increase, combined with a more favorable sales mix of higher-margin products. In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs, and changes in performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the three months ended October 2, 2021 were $256 million, or 39.9% of net sales, compared with $212 million, or 39.8% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 0.1 ppt. was primarily due to: (i) restored marketing expenses which were temporarily reduced last year when we implemented appropriate expense management actions in response to the COVID-19 pandemic; partially offset by (ii) the leveraging impact of the 21% net sales increase; and (iii) efficiency gains through our digital ecosystem and operating initiatives. Efficiency gains and operating initiatives included improved store operating productivity.

General and administrative expenses

General and administrative (G&A) expenses totaled $48 million, or 7.4% of net sales, for the three months ended October 2, 2021, compared with $44 million, or 8.3% of net sales, in the prior-year period. The $3.5 million increase in G&A expenses consisted mainly of: (i) a $1.2 million increase in employee compensation primarily resulting from the growth of our business (prior year included the temporary and permanent elimination of certain roles due to changing business needs based on the COVID-19 pandemic); (ii) a $1.5 million increase in professional and consulting expenses; and (iii) a $0.8 million net increase in other miscellaneous expenses. The G&A expenses rate decreased by 0.9 ppt. in the current-year period, compared with the same period one year ago due to leveraging impact of the 21% net sales increase, partially offset by the items discussed above.

Research and development expenses

Research and development (R&D) expenses increased by 50% to $14 million for the three months ended October 2, 2021, compared with $10 million for the same period last year as we continued to prioritize our long-term innovation initiatives.

Income tax expense

Income tax expense totaled $17.2 million for the three months ended October 2, 2021, compared with $16.5 million last year. The effective income tax rate for the three months ended October 2, 2021 was 24.3%, consistent with the comparable period last year.

Comparison of Nine Months Ended October 2, 2021 with Nine Months Ended September 26, 2020

Net sales

Net sales for the nine months ended October 2, 2021 increased by $404 million, or 31%, to $1.7 billion, compared with $1.3 billion for the same period one year ago and increased 35% compared with $1.3 billion for the same period of 2019. 2020 year-to-date net sales were impacted by the COVID-19 pandemic, ensuing government restrictions and temporary closure of 47% of our retail stores on average during the second quarter of 2020. Global supply constraints, which began late in the second quarter of 2021, continued to impact our delivered third-quarter 2021 net sales, but to a lesser extent as compared to the three months ended July 3, 2021.

The 31% net sales increase consisted of a 28% comparable sales increase in Total Retail in addition to 3 percentage points (ppt.) of sales growth from net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 15.

The $404 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $330 million increase in our Total Retail comparable net sales; (ii) a $54 million increase resulting from net store openings; and (iii) a $20 million increase in phone, online, chat and other sales. Total Retail mattress unit sales increased 26% compared with the prior year. Average revenue per mattress unit in Total Retail increased by 5% to $5,045, compared with $4,824 in the prior-year period.

Gross profit

Gross profit of $1.0 billion increased by $239 million, or 30%, compared with $800 million for the same period one year ago. The gross profit rate decreased to 61.4% of net sales for the nine months ended October 2, 2021, compared with 62.1% for the prior-year comparable period.

The current-year gross profit rate decrease of 0.7 ppt. was mainly due to: (i) incremental costs from labor and material inflation, and expediting costs resulting from current-year supply-chain shortages (1.9 ppt.); partially offset by (ii) leverage from the 31% net sales increase combined with a more favorable sales mix of higher-margin products (1.2 ppt.). Our prior-year's sales mix was negatively impacted by temporary store closures due to the pandemic. In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs, and changes in performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended October 2, 2021 were $685 million, or 40.5% of net sales, compared with $549 million, or 42.6% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate decrease of 2.1 ppt. was primarily due to: (i) the leveraging impact of the 31% net sales increase; and (ii) efficiency gains through our digital ecosystem and operating initiatives. Efficiency gains and operating initiatives included improved store operating productivity.

General and administrative expenses

General and administrative (G&A) expenses totaled $131 million, or 7.8% of net sales, for the nine months ended October 2, 2021, compared with $112 million, or 8.7% of net sales, in the prior-year period. The $20 million increase in G&A expenses consisted of: (i) a $13 million increase in employee compensation resulting from the growth of our business (prior year included the temporary and permanent elimination of certain roles due to changing business needs based on the COVID-19 pandemic); (ii) a $4 million year-over-year increase in company-wide performance-based incentive compensation; and (iii) $3 million of additional professional and consulting fees. The G&A expenses rate decreased by 0.9 ppt. in the current-year period, compared with the same period one year ago due to the leveraging impact of the 31% net sales increase, partially offset by the items discussed above.

Research and development expenses

Research and development (R&D) expenses increased by 54% to $44 million for the nine months ended October 2, 2021, compared with $28 million for the same period one year ago. The R&D expense rate for the nine months ended October 2, 2021 increased to 2.6% of net sales, compared with 2.2% of net sales for the prior year. The spending level increase supports our ongoing consumer innovation strategy.

Interest expense, net

Interest expense, net decreased to $4.4 million for the nine months ended October 2, 2021, compared with $8.1 million for the same period one year ago. The $3.7 million decrease was mainly driven by a reduction in the weighted-average interest rate on borrowings and a lower level of outstanding borrowings during the nine months ended October 2, 2021, compared with the same period one year ago. In March 2020, we fully drew down our credit line and secured a $75 million term loan to increase liquidity and preserve financial flexibility during the COVID-19 disruption. We repaid the $75 million term loan in September 2020.

Income tax expense

Income tax expense totaled $32 million for the nine months ended October 2, 2021, compared with $24 million last year. The effective income tax rate for the nine months ended October 2, 2021 decreased to 18.3%, compared with 23.8% for the comparable period last year, reflecting higher stock-based compensation excess tax benefits in the current-year nine-month period.

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

Changes in cash and cash equivalents during the nine months ended October 2, 2021 primarily consisted of $293 million of cash provided by operating activities and a $132 million net increase in short-term borrowings, offset by $49 million of cash used to purchase property and equipment, and $381 million of cash used to repurchase our common stock (based on settlement, $364 million under our Board-approved share repurchase program and $18 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows ($ in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Total cash provided by (used in):
Operating activities	$292.7	$287.3
Investing activities	(49.1)	(29.0)
Financing activities	(246.0)	(258.5)
Net decrease in cash and cash equivalents	$(2.4)	$(0.2)

Cash provided by operating activities for the nine months ended October 2, 2021 was $293 million, compared with $287 million for the nine months ended September 26, 2020. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $65 million increase in net income for the nine months ended October 2, 2021, compared with the same period one year ago; (ii) a $34 million fluctuation in the amount of compensation and benefits accrued and timing of the related payments resulting from year-over-year changes in Company-wide performance-based incentive compensation; (iii) an $18 million fluctuation in prepaid expenses and other assets due to both periods being impacted by the timing of rent payments and prior-year's reduction in business activities due to the pandemic; and (iv) an $11 million change in accounts receivable due to timing of year-over-year changes in sales orders and customer deliveries.
Net cash used in investing activities to purchase property and equipment was $49 million for the nine months ended October 2, 2021, compared with $28 million for the same period one year ago. The year-over-year increase was due to higher property and equipment purchases for new and remodeled stores. Prior-year property and equipment purchases reflect actions taken to temporarily reduce capital spending based on the economic uncertainties associated with the pandemic.
Net cash used in financing activities was $246 million for the nine months ended October 2, 2021, compared with $259 million for the same period last year. During the nine months ended October 2, 2021, we repurchased $381 million of our stock (based on settlement dates, $364 million under our Board-approved share repurchase program and $18 million in connection with the vesting of employee restricted stock awards), compared with $42 million during the same period one year ago. Based on the uncertainty surrounding the impact of COVID-19, in March 2020 we temporarily suspended share repurchases. Short-term borrowings increased by $132 million during the current-year period due to a $115 million increase in borrowings under our revolving credit facility to $359 million and a $17 million increase in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings decreased by $221 million during the prior-year period due to a $198 million decrease in borrowings under our credit facility to $34 million and a $23 million decrease in book overdrafts which are included in the net change in short-term borrowings.

Under our Board-approved share repurchase program, we repurchased 3.1 million shares at a cost of $364 million (based on trade dates, an average of $116.79 per share) during the nine months ended October 2, 2021. During the nine months ended September 26, 2020, we repurchased 0.8 million shares at a cost of $38 million (based on trade dates, an average of $49.42 per share). There is no expiration date governing the period over which we can repurchase shares. Effective as of April 4, 2021, our Board approved an increase in our total remaining share repurchase authorization to $600 million. There is $403 million remaining authorization under our share repurchase program at October 2, 2021.

As of October 2, 2021, we had $359 million of borrowings under our revolving credit facility. We also had $4 million in outstanding letters of credit. Net liquidity available under our credit facility was $237 million at October 2, 2021. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Our leverage ratio as defined in our credit agreement was 2.2x as of October 2, 2021. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. As of October 2, 2021, the weighted-average interest rate on borrowings under the credit facility was 1.6% and we were in compliance with all financial covenants.

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

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance their purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio. As of October 2, 2021, we were in compliance with all financial covenants.

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
Our Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$53,721	$51,320	$203,964	$101,923
Income tax expense	17,198	16,468	44,294	30,642
Interest expense	1,816	1,829	5,214	10,829
Depreciation and amortization	14,820	15,083	59,539	61,071
Stock-based compensation	7,317	8,470	25,961	20,177
Asset impairments	23	11	154	276
Adjusted EBITDA	$94,895	$93,181	$339,126	$224,918

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Nine Months Ended		Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net cash provided by operating activities	$292,684	$287,282	$285,063	$286,610
Subtract: Purchases of property and equipment	49,370	28,074	58,396	40,556
Free cash flow	$243,314	$259,208	$226,667	$246,054

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

	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	October 2, 2021	September 26, 2020
Net operating profit after taxes (NOPAT)
Operating income	$253,472	$143,295
Add: Rent expense (1)	98,839	91,142
Add: Interest income	—	97
Less: Depreciation on capitalized operating leases (2)	(25,030)	(23,700)
Less: Income taxes (3)	(78,975)	(50,584)
NOPAT	$248,306	$160,250
Average invested capital
Total deficit	$(440,066)	$(102,827)
Add: Long-term debt (4)	359,666	34,177
Add: Capitalized operating lease obligations (5)	790,712	729,136
Total invested capital at end of period	$710,312	$660,486
Average invested capital (6)	$717,670	$770,197
Return on invested capital (ROIC) (7)	34.6%	20.8%
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
(3)Reflects annual effective income tax rates, before discrete adjustments, of 24.1% and 24.0% for 2021 and 2020, respectively.
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

Index

Off-Balance-Sheet Arrangements and Contractual Obligations
As of October 2, 2021, we were not involved in any unconsolidated special purpose entity transactions. Other than our $4 million in outstanding letters of credit, we do not have any off-balance-sheet financing.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $2.7 million based on the $359 million of borrowings under our credit facility at October 2, 2021. We do not manage the interest-rate volatility risk of borrowings under our credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 4, 2021 through July 31, 2021	186,186	$100.40	185,715	$481,344,000
August 1, 2021 through August 28, 2021	377,513	$98.02	377,250	$444,366,000
August 29, 2021 through October 2, 2021	439,815	$95.63	433,022	$402,939,000
Total	1,003,514	$97.42	995,987	$402,939,000
___________________________
(1)Under our Board-approved $600 million share repurchase program (effective April 4, 2021), we repurchased 1.0 million shares of our common stock at a cost of $97 million (based on trade dates) during the three months ended October 2, 2021.
(2)In connection with the vesting of employee restricted stock grants, we repurchased 7,527 shares of our common stock at a cost of $0.7 million during the three months ended October 2, 2021.
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

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	November 8, 2021	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)