Form 10-K
period 2022-01-01
Sleep Number Corp
filed 2022-03-01
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of July 3, 2021, was $1,734,376,000 (based on the last reported sale price of the registrant’s common stock on that date as reported by Nasdaq).
As of January 29, 2022, there were 22,685,000 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2022 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i | 2021 FORM 10-K

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, SleepIQ Kids®, the Double Arrow logo, Select Comfort®, AirFit®, BAM Labs®, the “B” logo, Comfortaire®, ComfortFit®, Comfort.Individualized.®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, IndividualFit®, It®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Responsive Air®, Sleep Is Training®, Sleep Number Inner Circle®, Sleep30®, Smart Bed For Smart Kids®, Tech-e®, The Only Bed That Grows With Them®, This Is Not A Bed®, Tonight Bedtime. Tomorrow The World®, We Make Beds Smart®, What’s Your Sleep Number?®, Auto Snore™, Climate360™, EnviroIQ™, HealthIQ™, HeartIQ™, Individualized Sleep Experiences™, RespiratoryIQ™, Retail Flow™, Sleep Number Labs logo, Sleep Number Labs, Sleep For The Future logo, WellnessIQ™, ActiveComfort™, Comfortable. Adjustable. Affordable.™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, Partner Snore™, The Bed Reborn™, The Bed That Moves You™, The Best Bed For Couples™, our bed model names, and our other marks and stylized logos are trademarks and/or service marks of Sleep Number. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

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

2 | 2021 FORM 10-K	FORWARD-LOOKING STATEMENTS

PART I

ITEM 1. BUSINESS

Overview

At Sleep Number, our purpose is to improve the health and wellbeing of society through higher quality sleep. We are committed to leveraging the power of sleep and sleep science to improve lives and create a healthier, kinder and more inclusive world. We deliver on our mission of improving lives by individualizing sleep experiences through the superior execution of our differentiated consumer innovation strategy, the talents of our dedicated teams and the operating efficiencies of our vertically integrated business model. With our revolutionary Sleep Number 360® smart beds and SleepIQ® technology, we have improved nearly 14 million lives.

Financial Highlights

Our 2021 fiscal year included 52 weeks, compared with 53 weeks in fiscal 2020. Adjusting to exclude the estimated impact from this additional week in 2020, we increased annual 2021 net sales by 20% to $2.2 billion, grew 2021 earnings per diluted share (EPS) by 34% to $6.16 and generated cash from operations of $300 million. Return on invested capital (ROIC) was 27.6%, a 260 basis point improvement from 2020. Our net sales in the fourth quarter of 2021 were constrained by delayed receipt of critical semiconductor components, preventing deliveries and shifting more than $125 million of net sales to future periods. 2021 costs were also significantly impacted by inflation and inefficiencies arising from supply disruption and other global COVID challenges.

Breakthrough financial performance in 2021, despite significant headwinds, reflects the alignment of our sleep innovation strategy with consumers’ prioritization of their health and wellness, its connection to quality sleep and their increased adoption of digital products and services – all of which drive continued growth in demand for our life-changing 360 smart beds. In addition, in an environment characterized by ongoing and shifting pandemic impacts, including global supply chain disruption, labor shortages and inflationary cost pressures, our vertically-integrated business model and mission-focused team enabled Sleep Number to accelerate our operating efficiency, increase our organizational agility and advance sleep innovation, science and research while maintaining our focus on delivering an exceptional customer experience.

As we navigate the current complexities of this global-business environment, we are unwavering in retaining our long-term perspective. For the five-year period ending with fiscal 2021, our compound annual growth rate (CAGR) for EPS was 41 percent and our net sales CAGR was 11 percent. With our strategic, enterprise-wide investments in innovation, technology, logistics, marketing and customer service, we have created a competitively-advantaged business and a highly-relevant brand – which together, are delivering superior shareholder value.

Proprietary Sleep Innovations

Delivering life-changing innovations, sleep health, sleep science and research, Sleep Number’s innovation roadmap is driven by proprietary data and research from its millions of Smart Sleepers, with a purpose to improve the health and wellbeing of society through higher-quality sleep. Our award-winning 360® smart bed started as the foundation of the global sleep tech category and has continued to propel its growth as consumers increasingly connect the impact of quality sleep to their overall health. Today, by leveraging 13 billion hours of sleep data gathered nightly from 1.6 billion, real-world sleep sessions, Sleep Number has significantly advanced the 360 smart bed, creating a superior sleep experience with every detail tailored to each individual sleeper. Developed with leading technologists, sleep scientists and data, our 360 smart beds are also a highly-innovative tool for sleep health, science and research, which helps our Company drive our innovation flywheel.

The 360 smart bed’s proprietary “sense and do” technology digitally responds to each sleeper’s movements and automatically adjusts to relieve pressure points, effortlessly adjusting firmness, comfort and support throughout the night, keeping both sleepers comfortable at their individual Sleep Number® settings. It enables data quantification and delivers individualized sleep health evaluations and outcomes, responding to the needs of sleepers. SleepIQ technology, the bed’s operating system, is embedded into every Sleep Number 360 smart bed and its proprietary, dynamic algorithm measures sleep time, restful and restless sleep, average heart rate and average respiratory rate. Advancements to the smart bed platform enable new groundbreaking innovations: At CES 2022, we unveiled a new Sleep Number 360

3 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

smart bed technology platform that may be capable of providing advanced monitoring of personalized insights and health-risk evaluations – all from home. Coming in late 2022, the new Sleep Number Climate360® smart bed will also capture skin and microclimate temperature monitoring to facilitate temperature adjustments during the night.

Artificial intelligence (AI) and data science enable the automatic adjustments to improve sleep and provide actionable insights for our Smart Sleeper℠ community, connecting quality sleep to sleep health through highly accurate, comprehensive, longitudinal biometric data collected during each sleep session. Ongoing advancements to the 360 smart bed platform via over-the-air updates enable real-time, effortless data collection and the delivery of sleep and wellness insights including Sleep Circadian Analytics, Sleep Wellness Reports, Heart Rate Variability, My Daytime Alertness and My Sleep Health.

Sleep Number offers a full line of exclusive FlexFit™ smart adjustable bases that allow customers to raise the head or foot of the bed. These industry-leading bases seamlessly integrate with the 360 smart bed to deliver features like our Partner Snore™ technology, which allows a sleeping partner to temporarily relieve mild snoring by raising the companion’s head at the touch of a button.

Our exclusive Sleep Number bedding collection and smart furniture (coming in 2023) feature a full line of sleep products designed to improve sleep comfort and quality, including a pillow collection designed to fit each individual’s sleeping position. Our new smart furniture is designed to complement and enhance the features and health and wellness benefits of the 360 smart bed and FlexFit smart adjustable bases. The furniture creates an ideal environment to support sleep health and provides an integrated sleep experience with a modifiable form factor for aging and recovery, providing comfort, aiding in mobility and helping maintain independence at home. The new furniture also eliminates clutter, conveniently combining popular sleep accessories into a single solution for customers to have the perfect individualized sleep environment to fall asleep and stay asleep.

Our smart bed technology is being used to capture data on natural sleep for research on disease prediction, diagnosis and treatment in a noninvasive, ecologically-valid manner. The 360 smart bed – along with partnerships and collaborations with the world’s leading physicians, researchers and institutions – is helping to advance the development of meaningful sleep health solutions, bringing significant benefits to real-world sleepers.

Data, Research and Collaborations

Sleep Number is redefining the standards for monitoring sleep for research and health, and our 360 smart bed offers a non-invasive, real-world and accurate method to conduct sleep research. Based on ballistocardiographic readings and leveraging high-resolution, full-body, continuous sensor recordings, as well as signal processing and machine-learning methods, SleepIQ technology automatically collects and analyzes billions of data points nightly, conducting one of the largest sample sizes of sleep studies every night.

To date, we have leveraged and learned from over 13 billion hours of sleep data gathered from over 1.6 billion real-world sleep sessions, generating comprehensive longitudinal and ecologically-valid data to improve sleep quality. Ongoing sleep science research is enabled by the more than 200,000 sleepers in the 360 smart bed Smart Sleeper community that have opted in to participate and advance the science of sleep and health. These sleepers have enabled rapid enrollment in Institutional Review Board (IRB)-approved studies, which combine the power of our broad sleep database with subjective understanding of sleeper behaviors to understand real-world outcomes.

The 360 smart beds stand out because of their continuous, longitudinal, ecologically-valid biosignal collection and they are effortless to use – with no need to wear or charge anything. They are the first and only smart bed with integrated and validated data collection and feedback that requires no action by the user to deliver proven quality sleep. The 360 smart bed is helping to advance the linkage of quality sleep to health, bringing significant benefits to real-world sleepers.

4 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Sleep Number Scientific Advisory Board

We collaborate with renowned physicians and clinicians as part of our Scientific Advisory Board, an interdisciplinary group of physicians, clinicians and researchers with expertise in sleep science, research and health.

Eve Van Cauter, PhD: Frederick H. Rawson Professor and Director of the Sleep, Metabolism and Health Center at the University of Chicago

Daniel Buysse, MD: Professor of Sleep Medicine and Psychiatry and Clinical and Translational Science at University of Pittsburgh School of Medicine

Judith Owens, MD, MPH: Professor of Neurology at Harvard Medical School and Director of the Center for Pediatric Sleep Disorders at Boston Children’s Hospital

Virend Somers, MD, PhD: Professor of Medicine at Mayo Clinic College of Medicine and Science, Director of the Cardiovascular Facility and the Sleep Facility Center for Clinical and Translational Science at Mayo Clinic

Mayo Clinic Collaboration

In 2020, we announced a collaboration with Mayo Clinic. Our collective goal is to further sleep science and improve health care quality and clinical outcomes. We established foundational data sharing capabilities, which are being utilized by Mayo Clinic. The scalable data sharing infrastructure will allow us to expand data sharing to other research communities this year.

American Cancer Society

In 2022, we formed a landmark partnership with the American Cancer Society to study the connection between cancer and quality sleep, with the goal of developing the first-ever sleep strategies and guidance for cancer patients and survivors. Over six years, American Cancer Society will conduct research with contributions from Sleep Number’s proprietary sleep data, leading to improved sleep outcomes for cancer patients and survivors. Our partnership will advance not only the fundamental understanding of the science of sleep but also the translation of that knowledge into practical actions that provide meaningful outcomes.

Research and Development

Our Minneapolis, MN-based R&D team leads the innovation of our smart bed, adjustable base design and bedding solutions and is comprised of experts in mechanical engineering, comfort, adjustability, temperature, anthropometrics and test systems. Our Sleep Number Labs team in San Jose, CA supports the evolution of SleepIQ technology with leading experts in sleep research, data science, analytics and full-stack Internet of Things platform development.

We have accelerated our investments in R&D to enhance our competitive advantage. We continue to enhance our expertise and capabilities specific to the healthcare industry, forming an internal SleepIQ health team, advancing Sleep Number’s leadership in connected sleep health and further underscoring the commitment to innovation in health and wellness. As a result of our R&D and strategic efforts, we have continued to grow our patent portfolio, with a particular focus on smart features that improve sleep quality, and thermal solutions to solve temperature disruptions to sleep. Our world-wide patent portfolio now contains more than 380 patents, which enhances our protection of our exclusive and proprietary technologies. Our research and development expenses were $59 million in 2021, $41 million in 2020 and $35 million in 2019.

5 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Exclusive Direct-to-Consumer Distribution

Our exclusive, direct-to-consumer distribution model supports lifelong relationships with our customers. Across our customer touchpoints which include Stores, Online, Phone and Chat, we deliver a value-added retail experience that seamlessly integrates our digital and physical experiences to meet customer needs. We offer an engaging and dynamic online experience to educate consumers and advance their purchase path, driving highly-qualified traffic to all our retail touchpoints. Our mission-driven, highly-trained sleep experts use digital technology and our best-in-class relationship-based selling process, which is continually tested and refined, to find the right sleep solutions for our customers — wherever and whenever they want to shop. This “sell-from-anywhere” model supports our customers’ shopping preferences and results in new customer acquisition, sustained repeat and referral, high conversion and strong revenue per smart bed unit — all of which drive continued sales and profitable growth.

As the exclusive distributor of Sleep Number® products, we target high-quality, convenient and visible store locations based on several factors, including each market’s overall sales potential and store geography, demographics and proximity to other brand experiences. Since 2010, we have invested to reposition a large percentage of our mall stores to stronger, optimally-sized, non-mall locations, adding stores in both existing and new markets. As of January 1, 2022, we operated 648 Sleep Number® stores, with locations in all 50 states. More than 39% of our stores (including remodels) are less than five years old and more than 56% are less than seven years old.

Our Stores accounted for 87% of net sales in 2021. Average annual net sales per store in 2021, based on Total Retail (which includes Stores, Online, Phone and Chat), were $3.6 million, a new record. In 2021, 84% of our Stores open for a full year generated net sales of greater than $2 million, and 48% of our Stores open for a full year generated more than $3 million in net sales. In 2021, our Online, Phone, Chat and Other sales accounted for 13% of our net sales.

Brand Communications

Sleep Number has become a beloved brand, which was built on a foundation of individuality and wellbeing. Our relevant, engaging and individualized communications help to drive sustained demand and market share gains for our award-winning 360 smart beds. Our consumer innovation strategy — which has guided us since 2012 — enables a deep understanding of, and insights about, our target customers. These insights give us the perceptual acuity to see ahead of structural consumer-behavior shifts and helps us pivot when necessary, such as during the recent global pandemic.

Our brand communications strategies are designed to emotionally connect consumers with high-quality content about the benefits of life-changing sleep and the value of our 360 smart beds. We leverage and amplify our brand through highly-visible strategic partnerships; engage consumers seamlessly across multiple touchpoints with an emphasis on digital; and create lifelong customer relationships and brand advocacy by delivering an unparalleled sleep experience. Together, these actions result in driving strong brand health, increased brand interest, heightened consumer consideration, customer engagement and authentic advocacy for Sleep Number’s brand, innovations and services.

Strategic partnerships amplify the effectiveness, impact and scale of our brand and marketing efforts:

•We are in the fourth year of our strategic partnership as the Official Sleep and Wellness Partner of the National Football League (NFL) — one of the world’s largest marketing and fan-engagement platforms. Our partnership with the NFL broadens our brand reach, deepens our brand relevance and magnifies the benefits of our proprietary innovations. Additional partnerships with four clubs — Super Bowl LVI Champion Los Angeles Rams, Dallas Cowboys, Kansas City Chiefs and Minnesota Vikings — add to our national and community-activation efforts. Over 75% of active NFL players now have a Sleep Number 360 smart bed, which helps with the optimization of their performance and recovery through quality sleep; and
•Our multi-year partnerships with content and media companies like CNN, Yahoo!, Thrive Global, YouTube, NFL Media and more also provide opportunities to influence and educate consumers about the benefits of proven quality sleep on a regular basis.

We leverage a sophisticated media mix to drive our performance marketing and advertising, with emphasis on digital and aligned with consumer consumption, contributing to improved media return on investment (ROI). High-profile video, including television and online streaming, is our most efficient media, followed by digital and social platforms. Our world-class, in-house digital capabilities, content marketing, online user experience and data-driven tools give us the

6 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

flexibility to pivot quickly and optimize media investment, messages and audience by platform in real-time. Our promotional strategy focuses on simplicity and relevance, driving consumers to the brand at the time when they are seeking a smart bed. In 2021, media expense represented 14.8% of net sales.

We continue to strengthen our digital interactions with a new “sell-from-anywhere” model which makes it easy for our customers to select the best Sleep Number solution for their needs, however they want to interact with us. And by delivering a superior, personalized customer connection with our highly-knowledgeable sleep professionals, we are building lifelong relationships. Overall, 2021 represented our fourth straight year of double-digit, digital-traffic growth.

We focus on lifelong relationships with our customers, whom we refer to as our Insiders, part of our Smart Sleeper community. The more deeply engaged our Insiders are with the brand, the greater their advocacy. Our Smart Sleeper community, now 2.1 million strong, regularly interacts with our brand through their 360 smart bed and SleepIQ technology. Our award-winning InnerCircle Rewards program amplifies this engagement and drives acquisition of new customers through referral, and greater retention with repeat purchases. That brand loyalty and advocacy has grown significantly in recent years — representing approximately 50% of our business — and we expect that the incremental health and wellbeing features introduced through their 360 smart beds will continue to drive Insider loyalty. Our Smart Sleeper community is our most efficient, and most valuable, source of new customers to the brand.

We continue to invest in our demand drivers for the near- and long-term success of our brand, delivering a simpler and even more engaging experience for our customers. Our newly launched enterprise customer identity platform creates a seamless connection for deeper customer engagement. This enables efficient customer acquisition and increased revenue, and empowers our customers to participate more deeply in the brand. By making it easier for our Smart Sleeper community to share their personal sleep health success stories from our 360 smart beds, we are driving lifetime value, richer customer relationships and lean into our purpose of improving the health and wellbeing of society through higher quality sleep.

Operations

Integrated Sourcing and Logistics

Our commitments to innovation and continuous improvement are employed to leverage our vertical business model by optimizing culture, processes and technology. In addition to a network of global suppliers, we currently operate two component manufacturing plants (Irmo, SC and Salt Lake City, UT) and five assembly distribution centers (Irmo, SC; Salt Lake City, UT; Ontario, CA; Baltimore, MD; and Tampa, FL) with three additional assembly distribution centers (Dallas, TX; Cincinnati, OH; and Minneapolis, MN) opening in 2022. Primary operations at the manufacturing sites, which have consistently won awards for safety and manufacturing excellence, include cutting and sewing of the fabric covers for our beds. In our Utah plant, we also assemble our electrical Firmness Control™ systems. Teams at our assembly distribution centers fulfill customer orders that are made-to-order daily and assemble final mattress and order kitting with bases and accessories for shipment. We also operate a national bedding-fulfillment center.

We source the raw materials and components used in our products from third parties. Throughout 2021, we encountered temporary disruptions in our supply of various materials and components due to well-documented shortages and constraints in the global supply chain. We have taken, and continue to take, various measures to mitigate the potential impact of supply disruptions, including strengthening relationships with primary suppliers, identifying new alternate suppliers, redesigning products, exploring alternative components and maintaining safety stocks. While we expect some supply constraints to persist through 2022, we are leveraging the flexibility, visibility and resilience of our vertically-integrated model to respond nimbly as conditions change and communicate clearly with customers regarding their delivery experience.

At the end of 2021, approximately 60% of our smart beds were pre-assembled in our assembly distribution centers prior to delivery versus being assembled in customers’ homes by Sleep Number technicians. We expect to complete a multi-year evolution of our supply chain distribution network to pre-assemble 100% of our smart beds by the end of 2022. Additionally in 2022, we will move our bedding fulfillment center from Minnesota to Ohio to be closer to our customers. We are advancing our outbound logistics network by adding full truckload carriers and dedicated cross docks to reduce product handling, hand-offs, damage and costs while in transit to customers’ homes. This new network design enables scale and agility to support volume spikes and disruptions, providing a superior and reliable experience for customers with lower costs for the business.

7 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Home Delivery Service

Our home delivery teams are another direct touchpoint with our customers. Since 2018, 100% of our 360 smart beds sold are delivered and installed by our home delivery technicians or by our third-party service providers.

Our home delivery teams across the nation overcame the challenges of the COVID-19 pandemic throughout 2021, adopting measures to safeguard customer and team member health while ensuring that customers were still able to receive the quality sleep they needed.

Customer Service

Serving our customers remains a strong focus. Through our U.S.-based, in-house customer service team based in Minneapolis, MN and New Orleans, LA, we provide direct post-purchase support that improves the customer experience and drives our business. Through frequent service and support interactions with customers via phone, email, live chat and social media, these team members also provide a unique opportunity to gather insights that help us continuously improve our products, strengthen our service quality and advance our innovation. This integration enables operational synergies and drives organizational efficiencies.

Information Systems

We use information technology systems to operate, analyze and manage our business, to reduce operating costs and to enhance our customers’ experience. Our major systems include an in-store order entry system, a retail portal system, a payment processing system, in-bound and out-bound telecommunications systems for direct marketing, delivery scheduling and customer service systems, e-commerce systems, a data warehouse system and an enterprise resource planning (ERP) system. These systems are primarily comprised of packaged applications licensed from various software vendors plus a limited number of internally developed programs and digital solutions.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of our products, including air control systems, remote control systems, air chamber features, mattress construction, foundation systems, sensing systems, automated adjustments, in-bed temperature control, as well as other technology. We have numerous U.S. patents, expiring at various dates between January 2022 and August 2045, and numerous U.S. patent applications pending. We also have numerous foreign patents and patent applications pending. Notwithstanding these patents and patent applications, we cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to, or competitive with, our products.

We have a number of trademarks and service marks registered with the U.S. Patent and Trademark Office, including Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, SleepIQ Kids®, the Double Arrow logo, Select Comfort®, AirFit®, the “B” logo, Comfortaire®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, HealthIQ®, IndividualFit®, It®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Responsive Air®, Sleep Is Training®, Sleep Number Inner Circle®, Sleep30®, Smart Bed For Smart Kids®, Tech-e®, The Only Bed That Grows With Them®, This Is Not A Bed®, Tonight Bedtime. Tomorrow The World®, We Make Beds Smart® and What’s Your Sleep Number?®. We have several trademarks that are the subject of pending applications, including Auto Snore™, Climate360™, EnviroIQ™, HeartIQ™, Individualized Sleep Experiences™, RespiratoryIQ™, Retail Flow™, Sleep Number Labs logo, Sleep Number Labs Sleep For The Future logo, Smart SleeperSM, and WellnessIQ™. Each registered mark is renewable indefinitely as long as the mark remains in use and/or is not deemed to be invalid or canceled. We also have a number of common law trademarks, including ActiveComfort™, Comfortable. Adjustable. Affordable.™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, Partner Snore™, The Bed Reborn™, The Bed That Moves You™, The Best Bed For Couples™ and our bed model names.

8 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

The traditional view of the U.S. bedding industry, including mattresses and foundations (static and adjustable), is measured through data provided by the International Sleep Products Association (ISPA). According to ISPA, the industry has grown by approximately 5% annually over the last 20 years, including 6% annually, on average, over the past five years. According to ISPA and our estimates, industry wholesale shipments of mattresses and foundations (including imported products and adjustable bases) were approximately $13 billion in 2021 (approximately $26 billion at retail).

The retail bedding industry is commoditized and highly competitive. Sleep Number competes against regional and local specialty bedding retailers, home furnishing stores, mass merchants, national discount stores and online marketers. Furniture Today, a furniture industry trade publication, has ranked Sleep Number as the 5th largest mattress manufacturer and 2nd largest U.S. bedding retailer for 2020, with an estimated 8% market share of industry retail revenue. Our consumer innovation strategy with proprietary sleep innovations and exclusive direct-to-consumer distribution is highly differentiated, resulting in lifelong customer relationships and contributing to our continued profitable growth.

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

9 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

It is our policy and practice to comply with all legal and regulatory requirements. Our procedures and internal controls are designed to promote such compliance.

Seasonality

Our business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales demand in the second quarter of the calendar year and increased sales demand during selected holiday or promotional periods.

Working Capital

We are able to operate with minimal working capital requirements because we sell directly to customers, utilize both “make-to-order” and “make-to-stock” production processes and operate retail stores that serve mainly as showrooms. We have historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. Our Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $825 million. The Credit Agreement contains an accordion feature that allows us to increase the amount of the credit facility from $825 million up to $1.2 billion in total availability, subject to Lenders’ approval. The Credit Agreement matures in December 2026.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by Synchrony Bank. Approximately 50% of our net sales in 2021 were financed by Synchrony Bank. Our current agreement with Synchrony Bank expires December 31, 2023, subject to earlier termination upon certain events. We pay Synchrony Bank a fee for extended credit promotional financing offers. Under the terms of our agreement, Synchrony Bank sets the minimum acceptable credit ratings, interest rates, fees and all other terms and conditions of the customers’ accounts, including collection policies and procedures. As the receivables are owned by Synchrony Bank, at no time are the receivables purchased or acquired from us. We are not liable to Synchrony Bank for our customers’ credit defaults. In connection with all purchases financed under these arrangements, Synchrony Bank pays us an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer. Customers that do not qualify for credit under our agreement with Synchrony Bank may apply for credit under a secondary program that we offer through another provider.

10 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Human Capital

Grounded in our shared values of passion, integrity, innovation, courage and teamwork, and guided by our purpose to improve society’s health and wellbeing through higher quality sleep, our team members are highly engaged and make a difference in the world every day. With sleep at the center, our culture supports the wellbeing of our team members across the pillars of physical, emotional, financial, career and community, and connects their work to the Sleep Number mission and goals. We celebrate individuality in each other, in our own lives and in our customers’ lives. We embrace every individual’s unique talents, perspectives and experiences, and strive to create an environment where we can each be our best selves. Valuing diversity, equity and inclusion makes us stronger, smarter and fuels our innovation and teamwork.

At January 1, 2022, we employed a total of 5,515 team members, of which 145 were classified as part-time and 110 were employed on a temporary basis. The breakdown of team members by area was as follows: 2,487 in retail sales and support, 1,054 in field services, 415 in customer service, 642 in manufacturing and logistics, and 917 in technology, corporate, management and administrative positions.

Our holistic approach to talent management, designed to attract, motivate, develop, reward and retain the right talent is critical to the execution of our consumer innovation strategy. We sustain our inclusive culture built on individuality and wellbeing by providing an exceptional team member experience, offering ample opportunities for professional learning and advancement. Our leaders are deeply committed to the success of our talent management approach and we hold ourselves accountable by routinely measuring our progress on a variety of elements and metrics including:

•Retention: To advance brand awareness, increase overall candidate traffic and diverse hiring, and improve retention strategies, we track numerous talent recruitment, retention and turnover metrics, including new hires on a monthly, quarterly and rolling 12-month basis;
•Diversity, Equity and Inclusion (DEI): We maintain a dashboard that tracks race/ethnicity and gender by job grade, tenure and generation to provide increased visibility to leaders across our Company on progress toward key goals. We also measure and report a team member inclusion and belonging index, and conduct a self-identification survey to learn how our team members identify and how they want to be appreciated as individuals;
•Engagement: We have a continuous listening strategy to ensure we stay connected to the voice of our team members at critical times of the team member experience. The key survey touchpoints are at new hire, pulse check-in, annual engagement and exit, enabling leaders to monitor team member sentiment and course-correct in real time as appropriate;
•Performance Management: We utilize our human capital management (HCM) system to track and follow team member performance assessments and development plans. We use our HCM system to monitor the completion of learning courses for our team members. Our enterprise learning management system provides all team members access to an equitable learning and training curriculum that is dynamic and mobile-accessible;
•Safety: We have a commitment to maintain a safety-first mindset at Sleep Number. We have policies and practices that create clear expectations for how each team member contributes to a safe and healthy workplace. We collect and monitor workplace injury and accident information across all our locations and take appropriate steps to reduce incident rates, number of workers’ compensation claims and lost workdays. We also evolved our health and safety policies during the year to ensure the safety of our team members and customers by reducing the risk of contracting or spreading the coronavirus; and
•Total Rewards: We benchmark and review, at least annually, all aspects of our total rewards program for team members. Our rewards offering is unique because all team members participate in some type of variable pay program (e.g., bonus, commissions) in addition to base pay. Recognizing the increasingly competitive environment for talent, we continue to enhance our benefits and wellbeing resources to maintain a strong team member value proposition.

11 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Social Impact Commitment

We are committed to leveraging the power of sleep, and sleep science, to improve lives and create a healthier, kinder, more inclusive world. To further support this commitment and amplify our positive community impact, we are honored to partner with several national organizations to fulfill our purpose of improving the health and wellbeing of society through higher quality sleep. The strength of our purpose meets the needs of military personnel, children and adults facing health challenges and families in transition, including:

•MAKE-A-WISH, with its mission to create life-changing wishes for children with critical illnesses, is one of the nation’s most beloved nonprofit organizations. During the past year, Sleep Number partnered with Make-A-Wish, granting bedroom makeover wishes – complete with Sleep Number 360 smart beds – for immunocompromised children, helping them find comfort and sanctuary in the benefits of quality sleep while at home. In addition, Sleep Number customers – our Smart Sleeper℠ community members – were given the opportunity to donate their InnerCircle℠ Rewards to purchase additional product for “Wish kids.”
•BLUE STAR FAMILIES is a nonprofit devoted to strengthening military families by connecting them with supportive individuals and organizations within their communities. Sleep Number has partnered with Blue Star Families for seven years, providing monetary support for the organization and the gift of quality sleep to the families of those who serve and sacrifice for our country.
•GENYOUth, an organization whose programming reaches 38 million students annually in 73,000 U.S. schools, is devoted to helping students live healthfully and raise their academic achievement. In 2021, Sleep Number partnered with GENYOUth to educate at-risk middle schoolers about the importance of quality sleep.
•My Very Own Bed is a Minnesota-based non-profit that provides new beds and bedding to children of families who have recently transitioned into more stable housing, helping their new house feel more like a home and supporting their health and wellbeing through improved sleep.
•Bridging, a nonprofit organization primarily serving the Twin Cities area that provides donated furniture and household goods to families and individuals transitioning out of homelessness and poverty, by providing sheets, pillows and blankets.
•Let’s Sleep! Webinars, championed by the nonprofit Start School Later - a nonprofit that aims to help communities ensure safe, healthy school hours and provide sleep education programs for students and school communities - by sponsoring a monthly webinar for educators and school administrators about the importance of sleep and sharing 360 smart bed data to reinforce the information. Sleep Number also sponsored the creation of an online resource for parents of teens to help them access videos, articles and lectures featuring sleep experts to help their family achieve better sleep.
•Dream Foundation, a national organization serving terminally-ill adults and their families by providing end-of-life dreams that offer inspiration, comfort and closure, by providing smart beds and once-in-a-lifetime NFL experiences to terminal patients.

Our social impact extends beyond philanthropic partnerships. We announced a long-term partnership with the AMERICAN CANCER SOCIETY to enable cancer research and prevention tied explicitly to quality sleep, as well as to provide support for patients and caregivers who need sleep to bolster their physical, mental and emotional resilience. And through our collaboration with MAYO CLINIC, Sleep Number continues to advance sleep science research and enhance our understanding of sleep's impact on cardiovascular health. In 2021, we provided funding for Mayo Clinic to conduct several multi-year studies, two of which particularly demonstrated our societal impact:

•A study that will investigate the prevalence of obstructive sleep apnea and determine the presence of comorbid cardiovascular diseases in U.S. patients of Somali descent, a large and growing population in Minnesota, which is also home to both Sleep Number and Mayo Clinic headquarters; and
•A study that will explore the relationship between disrupted sleep and markers of aging to test the hypotheses that disrupted or inadequate sleep and sleepiness are indicative of older biological age and may contribute to the acceleration of the aging process.

As part of our commitment to team member wellbeing and the health of our communities, Sleep Number also encourages team members to become involved in their local communities by volunteering their time and talents in support of causes or organizations that inspire them. Our leaders who participate on the board of directors of a qualified nonprofit are eligible to apply for a grant of up to $1,500 per calendar year that benefits the organization.

12 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Through strategic partnerships, team member involvement and support for sleep science research, combined with the continued advancement of our proprietary innovations, Sleep Number is fulfilling our purpose to improve the health and wellbeing of society through higher quality sleep.

Our Corporate Responsibility and Sustainability Report, posted within the Investor Relations section of our Company website, provides additional information about our commitment to talent management and human rights at Sleep Number, including strategy details, performance metrics and our engagement. The report highlights our commitments:

•Purpose driven Company committed to improving the health and wellbeing of society through higher quality sleep;
•Enterprise-wide commitment to measure, advance and report on ESG initiatives, informed by and integrated into our business strategy;
•Became signatory to the United Nations Global Compact, pledging intent to incorporate their Ten Principles into our strategy, culture and operations;
•Focused on accountable goal setting as we track performance on waste and energy management; and
•Effectively collaborate with our diverse, independent board to sustain our long-standing, highly-admired strength in corporate governance.

This report may be accessed at www.sleepnumber.com by clicking on the “INVESTORS” link, then click on the “ESG” link and “Sustainability Reports.” The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

Information about our Executive Officers

SHELLY R. IBACH, 62
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

DAVID R. CALLEN, 55
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

MELISSA BARRA, 50
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

13 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

ANDREA L. BLOOMQUIST, 52
Executive Vice President and Chief Innovation Officer (Joined the Company in 2008 and was promoted to current role in December 2020)
Annie L. Bloomquist, Sleep Number® setting 25, serves as Executive Vice President and Chief Innovation Officer. Ms. Bloomquist leads innovation, including sleep science research and development, strategic development of the SleepIQ® technology platform, 360® smart bed strategy, and partnerships to further sleep science, health and wellbeing. Ms. Bloomquist was the Senior Vice President and Chief Product Officer from June 2012 to December 2020 and Chief Merchandising Officer from June 2011 to June 2012. Ms. Bloomquist joined Sleep Number in May 2008 as Vice President and General Merchandise Manager. Prior to Sleep Number, Ms. Bloomquist held leadership positions in product development and merchandising at Macy’s and The Department Stores for Target Corporation.

KEVIN K. BROWN, 53
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

SAMUEL R. HELLFELD, 43
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

CHRISTOPHER D. KRUSMARK, 42
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

J. HUNTER SAKLAD, 52
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

14 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

We also make available, free of charge on our website, the charters of the Audit Committee, Management Development and Compensation Committee and Corporate Governance and Nominating Committee, as well as our Code of Business Conduct (including any amendment to, or waiver from, a provision of our Code of Business Conduct) adopted by our Board. These documents are posted on our website — select the “Investors” link, the “Governance” link and then the “Governance Documents” link. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

Copies of any of the above-referenced information will also be made available, free of charge, upon written request to:

Sleep Number Corporation
Investor Relations Department
1001 Third Avenue South
Minneapolis, MN 55404

15 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

Risks Related to COVID-19, Economic Conditions, Consumer Sentiment and the Availability of Credit

The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and our financial results.

The COVID-19 pandemic has created significant volatility, uncertainty and economic, consumer, supply chain and workforce disruption, which have adversely affected, and may continue to adversely affect, our business operations and financial results. Specifically, the COVID-19 pandemic and related governmental restrictions and guidelines, including business closures, stay at home orders, and isolation and quarantine recommendations and requirements, adversely affected, and may continue to adversely affect, our business, operations, supply chain, workforce, demand for our product, traffic to our stores, and macroeconomic factors that affect us, such as consumer confidence and spending. In 2020, the COVID-19 pandemic and related restrictions resulted in the temporary closure of most of our retail stores nationwide, with 47% of our stores closed on average during the second quarter of 2020. For the second half of 2020 and all of 2021, the COVID-19 pandemic continued to impact our financial performance, but we were able to keep our stores open. As the pandemic continues, COVID-19, new variants, infection rates, related governmental restrictions and recommendations, and individual concerns of becoming infected may again adversely impact our stores and other business operations, including product development, manufacturing, supply, distribution, home delivery operations and staffing, which could have an adverse impact on our sales and profits. As vaccines and other treatments for COVID-19 become available and the pandemic evolves, consumer behavior may continue to evolve or change, including spending more time away from home, and discretionary consumer spending on home goods such as our smart beds and related products may decrease.

Since the beginning of the COVID-19 pandemic, we scaled our digital and “sell-from-anywhere” capabilities including: remote retail selling, customer service, private appointments, flexible work schedules, solutions for contactless delivery, and remote access for team members across the country. This shift to our team members working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems and increased risk of cybersecurity breaches and IT outages. In addition, as recommendations and/or mandates have been modified, eased, lifted, and in some cases re-implemented across the country, we have implemented and evolved our health and safety policies for our operations, facilities and teams across the country, which are intended to ensure the safety of our team members and customers and reduce the risk of contracting or spreading the coronavirus for team members, contractors, and customers. As the coronavirus variants have changed and presented different risks, it is possible that our health and safety policies may not adequately protect our team members, contractors, and customers from contracting or spreading the coronavirus, which may have an adverse effect on our business operations or financial results.

In response to the COVID-19 pandemic, including the changes in customer purchasing patterns, supply chain constraints and workforce considerations we did, and in some situations continue to, take decisive actions to strengthen liquidity and reduce costs. It is possible that our cost reduction efforts may be insufficient to maintain adequate liquidity if our operations are further restricted or disrupted due to the COVID-19 pandemic or governmental recommendations or mandates, including vaccination or testing mandates that may be imposed in jurisdictions in which we operate, that may result in material impact on our sales and profits.

Additionally, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our Company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business and financial results in the future.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness and sales of our products. In light of COVID-19 and the overall fluid

16 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

nature of the pandemic and the consumer environment, we may not be as successful in developing effective messages and achieving efficiency in our advertising expenditures.

Our business depends heavily on the uninterrupted operation of our manufacturing plants, our assembly distribution centers, bedding fulfillment center, and home delivery teams across the country. Our business also depends on the successful function of our customer service operations and headquarters. The operation of all of our facilities and operations, including those of our suppliers and vendors, is critically dependent on adequate staffing by our team members or contractors, and COVID-19 could directly threaten or impact their health, ability to work, and/or willingness to work, and, therefore, adversely affect our operations and facilities. In addition, COVID-19 and governmental restrictions or recommendations, including vaccination or testing mandates, could require closures of our facilities, restrict our facilities and operations, and otherwise limit or adversely impact our ability to continue these operations and staff our facilities. COVID-19 has also adversely impacted, and may continue to adversely impact, the global supply chain and our logistics, lead times, and delivery timeframes, including availability of raw materials, components, and products we or our suppliers source from third parties as well as our sole source of supply for certain components and products, such as adjustable foundations and certain electronic components, due to COVID-19 infection rates, new variants, workforce impacts, governmental restrictions or recommendations and spikes in demand or shortages in supply with respect to certain raw materials and components driven by other industries. This has adversely affected, and we expect will continue to adversely affect, our business operations and financial results in 2022.

The inability or limitations of certain suppliers, both domestic and foreign, to ramp production to meet growing or surging global demand or to operate due to the COVID-19 pandemic, governmental restrictions or recommendations, staffing or supply shortages, or a reluctant workforce has delayed and may continue to delay the introduction of new innovations and product lines.

The situation surrounding COVID-19 remains fluid, and the potential for an adverse effect on our business and our financial results increases the longer the virus and new variants impact activity levels in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the extent of the impact COVID-19 will have on our business. The extent and duration of the impact of COVID-19 on our business, operations, and financial results will depend on future developments, including the duration and spread of the pandemic, new variants, the availability, administration, and efficacy of vaccines, governmental mandates and recommendations, business and workforce disruptions, and the related impact on global and domestic supply chain and consumer confidence and spending, all of which are highly uncertain and unpredictable.

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

Inflationary pressures stemming from supply chain disruptions, increased demand or other economic factors have resulted in increased fuel, shipping, raw material, labor and other costs, which have adversely affected, and may continue to adversely affect, our business operations and financial results, especially if continued for a prolonged period. If our costs rise due to continuing supply chain disruptions or inflationary pressures, we may not be able to fully offset such higher costs through price increases.

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

17 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Synchrony Bank provides credit to our customers through a private label credit card agreement that is currently scheduled to expire on December 31, 2023, subject to earlier termination upon certain events. Synchrony Bank has discretion to control the content of financing offers to our customers and to set minimum credit standards under which credit is extended to customers.

Reduction of credit availability due to changing economic conditions, including rising inflation, increased interest rates, changes in credit standards under our private label credit card program or changes in regulatory requirements, or the termination of our agreement with Synchrony Bank, could harm our sales, profitability, cash flows and financial condition.

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

A significant percentage of our products are assembled after we receive orders from customers utilizing manufacturing processes with minimal levels of raw materials, work-in-process and finished goods inventories. Lead times for ordered components may vary significantly, and some components used to manufacture our products are provided on a sole source basis. We have experienced lengthened lead times throughout our supply chain as a result of supply chain constraints and material shortages that occurred in 2021 and may continue in 2022. Our efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing may result in increased storage costs or excess supply. In addition, with the increasing prevalence of and consumer demand for electronic products, along with COVID-19’s impact on the global supply chain, the global supply of electronic componentry is increasingly strained, which has led to shortages in supply and increased prices, and has adversely affected, and we expect may continue to adversely affect, our operations, costs, production capacity, delivery timeframe, product development, sales, profitability, and financial results. Any shortage of materials caused by any disruption or unavailability of supply or an increase in the demand for our products, has harmed and could continue to harm our ability to satisfy customer demand, delay deliveries of our products to customers, lead to customer cancellations and returns, delay the development and launch of new products, or increase our costs. Any such impacts or delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial condition.

We rely upon several key suppliers and third parties that are, in some instances, the only source of supply or services currently used by us for particular materials, components, products or services. A disruption in the supply or substantial increase in cost of any of these products or services could harm our sales, profitability, cash flows and financial condition.

We currently obtain all the materials and components used to produce our smart beds from outside sources including some that are located outside the United States. In several cases, including our air chambers, integrated non-adjustable foundations, adjustable foundations, various components for our Firmness Control systems, certain electronic componentry, certain foam formulations, as well as our fabrics and zippers, we obtain these materials, components and products from suppliers who serve as the only source of supply, or who supply the vast majority of our needs of the particular material, component or product. While we believe that some of these materials, components and products, or suitable replacements, could be obtained from other sources in the event of a disruption or loss of supply, we may not be able to find alternative sources of supply or alternative sources of supply on comparable terms, quantities and timelines. If our relationship with the primary supplier of our air chambers, adjustable foundations, or electronic components is terminated or significantly disrupted, we could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components and products. Constraints on the ability of certain of our suppliers to timely meet commitments in an environment of increased demand for consumer products and reduced labor during the COVID-19 pandemic, which has, and may continue to, adversely impact our ability to meet our product demand, result in additional costs, or may otherwise adversely impact our business, operations and financial results.

Similarly, we rely on third parties to deliver some of our products to our facilities and customers on a timely and cost-effective basis. These third-party providers could be vulnerable to labor shortages, liquidity concerns, the impacts of COVID-19 or other pandemics, or other factors that may result in delays in deliveries or increased costs of deliveries. Any significant delay in deliveries to our customers could lead to increased cancellations or returns and cause us to lose sales

18 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

or incur increased costs. Any increase in freight charges or other costs of deliveries could harm our sales, profitability, cash flows and financial condition.

Fluctuations in commodity prices or availability or third-party logistics costs could result in an increase in component costs and/or delivery costs.

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

Our air chambers, certain electronic components, and some of our other components are manufactured outside the United States, and therefore are subject to risks associated with foreign sourcing of materials, including but not limited to:

•Existing or potential duties, tariffs or quotas on certain types of goods that may be imported into the United States;
•Political instability, unrest, geo-political turmoil, acts of terrorism, global conflicts or war (such as the current conflict in Ukraine), outbreaks of pandemics or contagious diseases (such as the COVID-19 pandemic), shipping delays, foreign or domestic strikes, customs inspections, or other factors resulting in disruption in supply, transportation, trade, labor, or the availability of global contractors utilized in our business operations;
•Foreign currency fluctuations; and
•Economic uncertainties, including inflation.

We cannot predict whether the countries in which some of our components are manufactured, or may be manufactured in the future, or where we contract for labor will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. The United States government has implemented certain trade policies, including imposing tariffs on certain goods imported from China and other countries, and may take further actions with respect to these policies in the future. These factors could increase our costs of doing business with foreign suppliers, lead to inadequate inventory levels or delays in shipping beds to our customers, which could harm our sales, customer satisfaction, profitability, cash flows and financial condition.

Our operations and those of our suppliers are located in various regions of the U.S. and across the globe, which subjects us to regional risks, such as adverse weather conditions and other natural or man-made disasters.

The locations where we and our suppliers and global contractors operate have experienced, and may experience in the future, adverse regional events such as extreme weather conditions and other natural and man-made disasters, which could have a material adverse effect on us, our ability to source necessary materials, components and products, and our ability to develop, launch, sell and deliver our products to customers. Climate change may increase the frequency and severity of adverse weather conditions and other natural disasters. All regions of the U.S. and warmer climates globally may be particularly impacted by extreme weather, such as hurricanes, natural disasters, droughts, wildfires and rising sea levels. These events may disrupt our operations and ability to source components and products.

Risks Related to Our Marketing Strategy and Execution of Total Retail Distribution Strategy

Our future growth and profitability depend upon the effectiveness and efficiency of our marketing programs.

We are highly dependent on the effectiveness of our marketing messages and the efficiency of our advertising expenditures in generating consumer awareness, consideration and conversation leading to sales of our products. We continue to evolve our marketing strategies, adjust our messages, and review the amount we spend on advertising and

19 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

where we spend it. We may not always be successful in developing effective messages, as the consumer and competition change, or in achieving efficiency in our advertising expenditures.

We rely in part upon third parties, such as social media influencers and athletes, to market our brand, and we are unable to fully control their efforts. Influencers and athletes with whom we maintain a relationship could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand, and these communications may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to prevent or detect this activity may not be effective.

Consumers are increasingly having digital experiences and interactions as a part of their shopping experience. As a result, our future growth and profitability will depend in part on (i) the effectiveness and efficiency of our online experience, including without limitation advertising and search marketing and optimization programs, in generating consumer awareness and sales of our products; (ii) our ability to prevent confusion among consumers that can result from search engines that allow competitors to use our trademarks to direct consumers to competitors’ websites through confusing or misleading advertisements; (iii) our ability to prevent Internet publication of false or misleading information regarding our products or our competitors’ products; (iv) reviews of our products; (v) the nature and tone of consumer sentiment, including those published online or elsewhere; and (vi) the stability of our website. In recent periods, competitor spending on digital marketing programs has increased, including without limitation from a number of direct-to-consumer, digital retailers and omnichannel retailers, which has and may continue to increase the cost of basic search terms and the cost of our digital marketing programs.

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

Our Total Retail distribution strategy results in relatively few points of distribution, including 648 retail stores in 50 U.S. states as of the end of 2021, Online, Phone and Chat. Several of the mattress manufacturers and retailers with which we compete have significantly more brick-and-mortar points of distribution than we do, which makes us highly dependent on our ability to drive consumers to our points of distribution to gain market share.

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

20 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

As described in greater detail below, the bedding industry, as well as the market for sleep monitoring products, are both highly competitive, and our ability to compete effectively and to profitably grow our market share depend in part on our ability to continue to improve and expand our product line of adjustable firmness air beds, SleepIQ technology and related accessory products. We incur significant research and development and other expenditures in the pursuit of improvements and additions to our product line. If these efforts do not result in meaningful product improvements or new product introductions, if we are not able to gain widespread consumer acceptance of product improvements or new product introductions, or there are delays or production limitations with respect to our product improvements or new product introductions, our sales, profitability, cash flows and financial condition may be adversely affected. In addition, if any significant product improvements or new product introductions are not successful, delayed, or constrained our reputation and brand image may be adversely affected.

Our intellectual property rights may not prevent others from using our technology or trademarks in connection with the sale of competitive products. We are from time to time subject to claims that our products, processes or trademarks infringe intellectual property rights of others.

We own various U.S. and foreign patents and patent applications related to certain elements of the design and function of our beds and related products. We own numerous registered and unregistered trademarks and trademark applications, including in particular our Sleep Number, Sleep Number 360, 360, and SleepIQ trademarks, as well as other intellectual property rights, including trade secrets, trade dress and copyrights, which we believe have significant value and are important to the development, function, and marketing of our products. These intellectual property rights may not provide adequate protection against infringement or piracy, may not prevent competitors from developing and marketing products that are similar to or competitive with our beds or other products, and may be costly and time-consuming to protect and enforce. Our patents are also subject to varying expiration dates. In addition, the laws of some foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States. If we are unable to protect and enforce our intellectual property, we may be unable to prevent other companies from using our technology or trademarks in connection with competitive products, which could adversely affect our sales, profitability, cash flows and financial condition.

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

21 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

The mattress industry is characterized by a high degree of concentration among the largest manufacturers of innerspring mattresses and foam mattresses and one dominant national mattress retailer. In recent years, numerous direct-to-consumer companies and low-cost importers have entered the market, offering “bed-in-a-box” or similar products primarily through online distribution directly to consumers though many now also partner with traditional mattress retailers. The emergence of these new competitors has increased the costs of search terms and digital advertising.

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

Disruption to of our manufacturing, distribution, logistics, home delivery, product development, and customer service operations could increase our costs of doing business or harm our ability to satisfy customer demand, develop and launch new products, and service our products and customers.

We have two main manufacturing plants, which are located in Irmo, South Carolina and Salt Lake City, Utah, and a network of several assembly distribution centers across the county. A significant percentage of our products are assembled to fulfill orders rather than stocking finished goods inventory in our plants, assembly distribution centers, or stores. We have home delivery operations and contractors that deliver our products to customers across the country as well as a bedding fulfillment center that ships bedding products to consumers via third-party services. Our product development and testing operations primarily occur in our corporate headquarters in Minneapolis, Minnesota and Sleep Number Labs facility in San Jose, California. Our customer service operations are located in New Orleans, Louisiana and Minneapolis, Minnesota and we have retail stores across the country. Disruption to any of these operations, facilities, workforce, or our nationwide logistics network could harm or delay our ability to satisfy customer demand, develop, test and launch new products, service our products and customers, and increase our costs. Such impacts and delays could adversely affect our sales, customer satisfaction, profitability, cash flows and financial results.

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

22 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

Our ability to commercialize new products and innovations may be delayed or prevented by regulatory requirements.

As we work to develop innovations with enhanced health capabilities, including possible capabilities of providing advanced monitoring and health risk evaluations, depending on the features that ultimately become commercially available, some features may require regulatory requirements or approvals beyond those that apply to our current products or features. These additional regulatory requirements or approvals may be prohibitively expensive or otherwise delay or prevent certain features, innovations, or product from being commercialized.

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

Risks Related to Our Information Systems and Cybersecurity

Information systems that contain confidential Company data, consumers’ personal information, and team members’ personal information may be subject to attacks by hackers or other cyber threats that could compromise the confidentiality, integrity, and availability of the data, which could substantially disrupt our business and could result in a breach of the data.

Our information systems and information systems of third-party vendors we use to assist in the storage and management of information, including on-premise and cloud-based systems, contain personal information related to our customers and team members collected and maintained in the ordinary course of our business, such as credit card and demographic information of our customers, SleepIQ® data, including biometric data (e.g., sleep, physiological) from our customer base and social security numbers, demographic information, and employment-related information of our team members. These information systems also contain confidential Company data regarding our business and innovations. Our use and dependence on our information systems has increased with amplified remote working during the COVID-19 pandemic and additional data storage in cloud-based systems. While we maintain and require our third-party vendors to maintain security measures to protect this information, a breach of these security measures, such as through third-party

23 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

action and attacks, team member error, access to our data and systems, malfeasance or otherwise, could compromise the security of our data and customers’ and team members’ personal information. Like many other businesses, we have and will likely continue to experience cyber-based attacks and incidents from time to time. As the techniques used to breach such security measures change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any failure of our systems and processes or our third-party vendors’ systems and processes to adequately protect our data or customer or team member personal information from exposure, theft or loss could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.

Any maintenance, improvements or upgrades to information systems that may be required to meet the evolving needs of our business and cybersecurity needs as well as existing and emerging regulatory requirements may be costly to implement and may take longer or require greater resources than anticipated, and may result in disruptions to our systems or business.

We depend on our information systems for many aspects of our business. If our information systems are disrupted in any material way, or maintenance, improvements or upgrades are required to meet the evolving needs of our business, cybersecurity needs, and existing and emerging regulatory requirements, we may be required to incur significant capital expenditures in the pursuit of improvements or upgrades to our information systems. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause short-term disruptions or security vulnerabilities to our existing systems and our business. Any of these outcomes could impair our ability to achieve critical strategic initiatives and could adversely impact our sales, profitability, cash flows and financial condition.

Risks Related to Workforce

Our future growth and profitability depend in part upon our ability to attract, retain and motivate qualified personnel.

As a vertically integrated manufacturer and retailer, our future growth and profitability will depend in part upon our ability to attract, retain and motivate qualified personnel in a wide variety of areas to execute our growth strategy, including qualified management and executive personnel, retail sales professionals and managers, and manufacturing, home delivery and technical personnel. The current labor shortage, the world-wide trends of corporate resignations, COVID-19 or other economic factors may prevent us, and our suppliers and vendors, from successfully hiring and retaining qualified personnel. The failure to attract, retain and motivate qualified personnel may hinder our ability to execute our business strategy and growth initiatives and may adversely impact our sales, profitability, cash flows and financial condition.

Risks Related to Our Stock

A substantial amount of our stock is held by a small number of large investors and significant sales of our common stock by one or more of these holders could cause our stock price to fall, which could cause investors to lose all or a portion of their investment in our stock.

As of December 31, 2021, we believe the ten largest holders of common stock were institutional investors who held approximately 58% of our outstanding shares of common stock in the aggregate, with BlackRock Fund Advisors being our largest shareholder with approximately 14% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons, and such sales could depress the market price of our common stock, which could cause investors to lose all or a portion of their investment in our stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.

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

24 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

investors; and sales of share of our common stock by us or our shareholders particularly sales by our directors, executive officers and significant shareholders or the perception that these sales could occur.

General Risks

Increasing scrutiny and evolving expectations from consumers, regulators, investors and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from consumers, regulators, investors and other stakeholders related to their environmental, social and governance (ESG) practices and disclosures. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs could result in material increases to our overall operational costs. While we have taken steps to evolve our ESG strategy and related disclosures, including through implementing enhanced data collection methods and reporting certain data under recognized ESG reporting frameworks, our ESG practices may not meet the standards of all our stakeholders and advocacy groups may campaign for further changes. A failure, or perceived failure, to adopt to or comply with regulatory requirements or to respond to investor or stakeholder expectations and standards could negatively impact our business and reputation.

Climate change and legal or regulatory responses may adversely affect our business, operations and financial condition.

Climate change presents various near and long-term risks that may adversely impact our business. The enactment of new laws and regulations to address or limit the effects of climate change, or changes to existing laws and regulations, could mandate more restrictive standards or require such changes on a more accelerated time frame. The consequences of climate change and the ensuing governmental regulations could disrupt our operations or harm our ability to source necessary materials and components and manufacture our products, which may adversely affect our financial condition. If public perception of our compliance with laws and regulations related to climate change is negative, it could adversely affect our business, reputation and shareholder perception. Adverse publicity or climate-related litigation that impacts us could also have a negative impact on our business.

Extreme weather, natural disasters, power outages, or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing, distribution centers or other facilities or those of our suppliers, temporary or long-term disruption in our supply chain, logistics, or workforce and/or disruption of our ability to deliver products to customers. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or if multiple such events occur. Climate change may also subject our business to significant increases or volatility in the prices of certain commodities, including but not limited to electronic componentry, fuel, oil, natural gas, rubber, cotton, plastic resin, corrugate, steel and chemical ingredients used to produce foam, as well as third-party logistic costs. Further, the long-term effects of climate change on general economic conditions and our industry in particular are unclear, and changes in the supply, demand, or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Any long-term disruption in our ability to service our customers from one or more manufacturing, distribution centers or other facilities could have an adverse effect on our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

25 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

The following table summarizes the geographic locations of our 648 retail stores as of January 1, 2022:

	Retail Stores		Retail Stores		Retail Stores
Alabama	11	Louisiana	11	Ohio	22
Alaska	1	Maine	3	Oklahoma	5
Arizona	13	Maryland	15	Oregon	8
Arkansas	7	Massachusetts	11	Pennsylvania	26
California	71	Michigan	19	Rhode Island	1
Colorado	15	Minnesota	17	South Carolina	10
Connecticut	7	Mississippi	6	South Dakota	2
Delaware	2	Missouri	12	Tennessee	17
Florida	45	Montana	4	Texas	61
Georgia	23	Nebraska	4	Utah	8
Hawaii	2	Nevada	6	Vermont	1
Idaho	3	New Hampshire	4	Virginia	19
Illinois	24	New Jersey	13	Washington	17
Indiana	12	New Mexico	4	West Virginia	4
Iowa	7	New York	24	Wisconsin	11
Kansas	7	North Carolina	21	Wyoming	2
Kentucky	8	North Dakota	2	Total	648
Manufacturing, Distribution and Headquarters
We lease our 238,000 square-foot corporate headquarters in Minneapolis, MN. The lease term commenced in November 2017 and runs through October 2032. The lease includes three five-year renewal options.
We lease two manufacturing facilities in Irmo, SC and Salt Lake City, UT of approximately 151,000 square feet and approximately 101,000 square feet, respectively. The Irmo facility lease runs through June 2026, with two five-year renewal options. The Salt Lake City facility lease runs through July 2025, with one five-year renewal option.
We have five distribution centers and four other distribution-related facilities located in Brooklyn Park, MN; Redlands, CA; Dallas, TX; Tampa, FL; Cincinnati, OH; Baltimore, MD; Salt Lake City, UT and Irmo, SC, with a total square footage of approximately 1.0 million square feet and lease terms ending in July 2023 through July 2031.
ITEM 3. LEGAL PROCEEDINGS

Our legal proceedings are discussed in Note 12, Commitments and Contingencies, Legal Proceedings, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

26 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Stock Market LLC (Nasdaq Global Select Market) under the symbol “SNBR.” As of January 29, 2022, there were approximately 192 holders of record of our common stock.

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

Information concerning share repurchases completed during the fourth quarter of fiscal 2021 is set forth below:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 3, 2021 through October 30, 2021	609	$86.60	—	$402,939,000
October 31, 2021 through November 27, 2021	785	$81.41	—	402,939,000
November 28, 2021 through January 1, 2022	223	$77.47	—	402,939,000
Total	1,617	$82.82	—	$402,939,000
____________________
(1)We did not repurchase any shares during the three months ended January 1, 2022 under our Board-approved $600 million share repurchase program (effective April 4, 2021).
(2)In connection with the vesting of employee restricted stock grants, we repurchased 1,617 shares of our common stock at a cost of $0.1 million during the three months ended January 1, 2022.
(3)There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

27 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Comparative Stock Performance
The graph below compares the total cumulative shareholder return on our common stock over the last five years to the total cumulative return on the Standard and Poor’s (S&P) 400 Specialty Stores Index and The Nasdaq Stock Market (U.S.) Index assuming a $100 investment made on December 31, 2016. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SLEEP NUMBER CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX
$400
$350
$300
$250
$200
$150
$100
$50
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
Sleep Number Corporation
S&P 400 Specialty Stores Index
The Nasdaq Stock Market (U.S.) Index

	12/31/16	12/30/17	12/29/18	12/28/19	01/02/21	01/01/22
Sleep Number Corporation	$100	$166	$142	$219	$362	$339
S&P 400 Specialty Stores Index	100	78	71	80	96	139
The Nasdaq Stock Market (U.S.) Index	100	130	125	171	248	304

28 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

	Year
	2021	2020(1)	2019	2018	2017
Consolidated Statements of Operations Data:
Net sales	$2,184,949	$1,856,555	$1,698,352	$1,531,575	$1,444,497
Gross profit	1,318,847	1,156,000	1,051,923	927,961	897,347
Operating expenses:
Sales and marketing	905,359	771,195	766,922	687,380	650,357
General and administrative	161,412	158,999	137,956	119,378	127,269
Research and development	58,540	40,910	34,950	28,775	27,806
Operating income	193,536	184,896	112,095	92,428	91,915
Net income	$153,746	$139,189	$81,845	$69,539	$65,077
Net income per share:
Basic	$6.40	$5.03	$2.78	$1.97	$1.58
Diluted	$6.16	$4.90	$2.70	$1.92	$1.55
Shares used in calculation of net income per share:
Basic	24,038	27,665	29,472	35,256	41,212
Diluted	24,947	28,428	30,355	36,165	42,085
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,389	$4,243	$1,593	$1,612	$3,651
Total assets(2)	919,540	800,136	806,043	470,138	471,834
Borrowings under revolving credit facility	382,500	244,200	231,000	199,600	24,500
Total shareholders’ (deficit) equity	(424,953)	(223,978)	(159,431)	(109,550)	89,156
Selected Operating Data:
Stores open at period-end	648	602	611	579	556
Stores opened during period	77	30	59	53	36
Stores closed during period	31	39	27	30	20
Average sales per store (000’s)(3)	$3,600	$3,052	$2,877	$2,707	$2,618
Percentage of stores with > $2 million in net sales(4)	84%	67%	70%	65%	61%
Percentage of stores with > $3 million in net sales(4)	48%	29%	30%	25%	22%
Average revenue per mattress unit - Total Retail(5)	$5,102	$4,856	$4,865	$4,482	$4,283
Total Retail comparable-sales increase(6)	17%	6%	6%	3%	4%
Total retail square footage (at period-end) (000’s)	1,948	1,762	1,749	1,598	1,489
Average square footage per store open during period(4)	3,006	2,926	2,802	2,725	2,647

29 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

	Year
	2021	2020(1)	2019	2018	2017
Average sales per square foot(3)	$1,212	$1,051	$1,034	$998	$995
Average store age (in months at period-end)	91	97	94	95	97
Earnings before interest, depreciation and amortization (Adjusted EBITDA)(7)	$276,701	$267,891	$190,351	$165,588	$169,097
Free cash flows(7)	$233,110	$242,561	$129,921	$86,025	$112,778
Return on invested capital (ROIC)(7)	27.6%	25.0%	17.8%	16.0%	14.3%
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
(5)Represents Total Retail net sales divided by Total Retail smart bed units.
(6)Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. The number of comparable stores used to calculate such data was 568, 567, 539, 524 and 512 for 2021, 2020, 2019, 2018 and 2017, respectively. Fiscal 2020 included 53 weeks, as compared to 52 weeks for the other periods presented. Comparable sales have been adjusted and reported as if all years had the same number of weeks.
(7)These non-GAAP measures are not in accordance with, or preferable to, GAAP financial data. However, we are providing this information as we believe it facilitates annual and year-over-year comparisons for investors and financial analysts. See pages 31 and 32 for the reconciliation of these non-GAAP measures to the appropriate GAAP measures.

30 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

Our Adjusted EBITDA calculations are as follows (in thousands):

	Year
	2021	2020	2019	2018	2017
Net income	$153,746	$139,189	$81,845	$69,539	$65,077
Income tax expense	33,545	36,783	18,663	16,982	25,961
Interest expense	6,245	9,021	11,591	5,911	975
Depreciation and amortization	59,779	60,783	61,410	61,648	61,077
Stock-based compensation	23,214	21,813	16,657	11,412	15,763
Asset impairments	172	302	185	96	244
Adjusted EBITDA	$276,701	$267,891	$190,351	$165,588	$169,097

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Year
	2021	2020	2019	2018	2017
Net cash provided by operating activities	$300,010	$279,661	$189,160	$131,540	$172,607
Subtract: Purchases of property and equipment	(66,900)	(37,100)	(59,239)	(45,515)	(59,829)
Free cash flow	$233,110	$242,561	$129,921	$86,025	$112,778

31 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Non-GAAP Data Reconciliations (continued)

Return on Invested Capital (ROIC)

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

The tables below reconcile net operating profit after taxes (NOPAT) and total invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Year
	2021	2020	2019	2018	2017
Net operating profit after taxes (NOPAT)
Operating income	$193,536	$184,896	$112,095	$92,428	$91,915
Add: Rent expense(1)	101,679	91,458	87,835	79,390	74,019
Add: Interest income	—	97	3	4	97
Less: Depreciation on capitalized operating leases(2)	(25,592)	(24,001)	(22,358)	(20,392)	(18,865)
Less: Income taxes(3)	(65,216)	(59,387)	(42,592)	(36,444)	(48,970)
NOPAT	$204,407	$193,063	$134,983	$114,986	$98,196

Average invested capital
Total (deficit) equity	$(424,953)	$(223,978)	$(159,431)	$(109,550)	$89,156
Add: Long-term debt(4)	383,037	244,849	231,756	200,458	—
Add: Capitalized operating lease obligations(5)	813,432	731,664	702,680	635,120	592,152
Total invested capital at end of period	$771,516	$752,535	$775,005	$726,028	$681,308

Average invested capital(6)	$739,873	$773,413	$757,361	$719,055	$686,436

Return on invested capital (ROIC)(7)	27.6%	25.0%	17.8%	16.0%	14.3%
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
(3)Reflects annual effective income tax rates, before discrete adjustments, of 24.2%, 23.5%, 24.0%, 24.1% and 33.3% for 2021, 2020, 2019, 2018 and 2017, respectively.
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

GAAP - generally accepted accounting principles in the U.S.

32 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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
•Risks inherent in global sourcing activities, including tariffs, outbreaks of pandemics or contagious diseases, strikes and the potential for shortages in supply or disruption or delay of production and delivery of materials and products in our supply chain;
•Risks of disruption in the operation of any of our manufacturing, distribution, logistics, home delivery, product development, or customer service facilities or operations;
•Our manufacturing processes with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
•Our dependence on significant suppliers and third parties and our ability to maintain relationships with key suppliers or third parties, including several sole-source suppliers or service providers;
•Rising commodity costs and other inflationary pressures;
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
•The costs and potential disruptions to our business related to upgrading or maintaining our information systems;
•The vulnerability of our and third-party information systems to attacks by hackers or other cyber threats that could compromise the security of our systems, result in a data breach or disrupt our business;
•Environmental risks, including increasing environmental regulation and the broader impacts of climate change such as from weather-related events; and
•Our ability, and the ability of our suppliers and vendors, to attract, retain and motivate qualified management, executive and other key team members, including qualified retail sales professionals and managers.

33 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

Overview

Business Overview

At Sleep Number, our purpose is to improve the health and wellbeing of society through higher quality sleep. We are committed to leveraging the power of sleep, and sleep science, to improve lives and create a healthier, kinder, more inclusive world. And because our more than 5,500 team members are dedicated to our mission as well as the disciplined execution of our vertically integrated business model and differentiated strategy, Sleep Number is at the forefront of sleep innovation. As the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number 360 smart beds and SleepIQ technology, Sleep Number is uniquely equipped to offer the life-changing benefit of high-quality, individualized sleep solutions and services. To date, we have improved almost 14 million lives.

With our enterprise-wide investments in innovation, technology, logistics, marketing and customer service, Sleep Number has created a highly relevant, competitively advantaged strategy and has become a beloved brand built on a foundation of individuality and wellbeing. Together with our expertise in sleep research, commitment to data science and analytics, and deep understanding of consumers – including structural shifts in their behavior that we have anticipated since the 2012 inception of our consumer innovation strategy and which were accelerated by the global pandemic – we are driving profitable growth and delivering superior value for all our stakeholders.

COVID-19 Pandemic — Impact on our Business

At the onset of the COVID-19 pandemic in mid-March 2020, government restrictions resulted in the temporary closure of most of our retail stores, with 47% of our stores closed on average during the second quarter of 2020. While prioritizing the safety of our team, serving our customers and ensuring business continuity, we swiftly took decisive actions to strengthen our liquidity, cash flows and financial position, and mitigate the future impact on our operations and financial performance. Despite the COVID-19 pandemic challenges, we continue to design, manufacture, sell and service Sleep Number products, invest in our business, develop and launch new products, and deliver innovative customer solutions.

The COVID-19 pandemic impacted our 2020 and 2021 financial performance. In 2020, the COVID-19 pandemic mainly impacted our second-quarter financial performance, as we generated strong demand and financial performance during the full-year of 2020. In 2021 we continued to generate strong demand; however, our financial performance was impacted by: (i) global supply constraints which affected our ability to deliver products to our customers; and (ii) incremental costs from labor and material inflation, and expediting costs resulting from current-period supply chain shortages. The pandemic's future effects on our global supply chain, consumer demand and our ongoing financial performance remains uncertain. See Part I: Item 1. Business and Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

34 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Results of Operations

Fiscal 2021 Summary

Financial highlights for fiscal 2021 were as follows:

•Net sales for 2021 increased 18% to $2.2 billion, compared with $1.9 billion in 2020, and increased 29% compared with $1.7 billion in 2019. While customer order demand remained strong during 2021, global supply constraints limited our ability to deliver products to our customers, shifting more than $125 million of net sales to future periods. 2020 included 53 weeks compared with 52 weeks in 2021 and 2019, with the extra week benefiting 2020 net sales by $41 million. Total Retail comparable sales increased 17% and sales from net opened/closed stores in the past 12 months, and other (including the additional 53rd week in 2020) added 1.0 percentage point (ppt.) of growth in 2021. For additional details, see the components of total net sales growth on page 36.
•Sales per store in 2021 (sales for stores open at least one year, Total Retail, including online, phone and chat, adjusted for the additional 53rd week in 2020) on a trailing twelve-month basis totaled $3.6 million, 18% higher than 2020.
•2021 operating income of $194 million increased by $9 million, or 5%, compared with $185 million in the prior year, driven by the strong increase in net sales. Our 2021 operating income rate decreased to 8.9% of net sales, compared with 10.0% of net sales in 2020. Our 2021 operating income rate was impacted by the 1.9 ppt. decrease in our gross profit rate, partially offset by the leveraging impact of the 18% increase in net sales.
•We continued to prioritize investments in near- and long-term growth drivers in 2021, including a 43% increase in our innovation driving R&D expenses.
•Net income in 2021 increased 10% to $154 million, compared with net income of $139 million in 2020, and increased 88% compared with net income of $82 million in 2019. Net income per diluted share increased 26% to $6.16, compared with $4.90 per diluted share in 2020, and increased 128% compared with $2.70 per diluted share in 2019. Diluted earnings per share for 2020 benefited from the profits generated during the additional 53rd week ($0.30 per diluted share).
•We achieved a return on invested capital (ROIC) of 27.6% in 2021, compared with 25.0% in 2020.
•Cash provided by operating activities in 2021 increased by 7% to $300 million, compared with $280 million for the prior year. Purchases of property and equipment for 2021 increased to $67 million, compared with $37 million in 2020. Purchases of property and equipment in 2020 were temporarily reduced based on the economic uncertainties associated with the pandemic.
•On December 3, 2021, we amended our revolving credit facility to expand the aggregate availability from $600 million to $825 million. We also replenished our outstanding share repurchase authorization to $600 million effective April 4, 2021, the beginning of our fiscal second quarter. We remain committed to our capital deployment priorities focused on performance drivers.
•We ended 2021 with $383 million of borrowings under our credit facility, compared with $244 million at the end of 2020. Net liquidity available under our credit facility was $439 million at January 1, 2022. Our leverage ratio as defined in our credit agreement was 2.6x as of January 1, 2022. The maximum leverage ratio under our credit agreement is 4.5x.
•In 2021, we invested $364 million to repurchase 3.1 million shares of our common stock ($116.79 per share, based on trade dates) under our Board-approved share repurchase program. As of January 1, 2022, the remaining authorization under our Board-approved share repurchase program was $403 million.

35 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2021		2020		2019
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$2,184.9	100.0%	$1,856.6	100.0%	$1,698.4	100.0%
Cost of sales	866.1	39.6%	700.6	37.7%	646.4	38.1%
Gross profit	1,318.8	60.4%	1,156.0	62.3%	1,051.9	61.9%
Operating expenses:
Sales and marketing	905.4	41.4%	771.2	41.5%	766.9	45.2%
General and administrative	161.4	7.4%	159.0	8.6%	138.0	8.1%
Research and development	58.5	2.7%	40.9	2.2%	35.0	2.1%
Total operating expenses	1,125.3	51.5%	971.1	52.3%	939.8	55.3%
Operating income	193.5	8.9%	184.9	10.0%	112.1	6.6%
Interest expense, net	6.2	0.3%	8.9	0.5%	11.6	0.7%
Income before income taxes	187.3	8.6%	176.0	9.5%	100.5	5.9%
Income tax expense	33.5	1.5%	36.8	2.0%	18.7	1.1%
Net income	$153.7	7.0%	$139.2	7.5%	$81.8	4.8%

Net income per share:
Basic	$6.40		$5.03		$2.78
Diluted	$6.16		$4.90		$2.70

Weighted-average number of common shares:
Basic	24.0		27.7		29.5
Diluted	24.9		28.4		30.4

The percentage of our total net sales, by dollar volume, was as follows:

	2021	2020	2019
Retail stores	87.1%	85.2%	91.8%
Online, phone, chat and other	12.9%	14.8%	8.2%
Total Company	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2021	2020	2019
Retail comparable-store sales (1)	19%	(3%)	6%
Online, phone and chat (1)	4%	104%	12%
Total Retail comparable sales change (1)	17%	6%	6%
Net opened/closed stores, other and 53rd week	1%	3%	5%
Total Company	18%	9%	11%
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

36 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Other sales metrics were as follows:

	2021	2020	2019
Average sales per store ($ in thousands) (1)(4)	$3,600	$3,052	$2,877
Average sales per square foot (1)(4)	$1,212	$1,051	$1,034
Stores > $2 million in net sales (2)(4)	84%	67%	70%
Stores > $3 million in net sales (2)(4)	48%	29%	30%
Average revenue per smart bed unit – Total Retail (3)	$5,102	$4,856	$4,865
____________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.
(4)Fiscal 2020 included 53 weeks, as compared to 52 weeks in fiscal 2021 and 2019. The additional week in 2020 was in the fiscal fourth quarter. Total Retail comparable sales have been adjusted to remove the estimated impact of the additional week on those metrics.

The number of retail stores operating was as follows:

	2021	2020	2019
Beginning of period	602	611	579
Opened	77	30	59
Closed	(31)	(39)	(27)
End of period	648	602	611

Comparison of 2021 and 2020

Net sales

Net sales in 2021 increased 18% to $2.2 billion, compared with $1.9 billion in 2020, and increased 29% compared with $1.7 billion in 2019. 2020 included 53 weeks compared with 52 weeks in 2021 and 2019, with the extra week benefiting 2020 net sales by $41 million. While customer order demand remained strong during 2021, global supply constraints limited our ability to deliver products to our customers, shifting more than $125 million of net sales to future periods. The 18% net sales increase was driven by a 17% comparable sales increase in Total Retail and 1.0 percentage point (ppt.) of growth from net opened/closed stores in the past 12 months, and other (including the additional 53rd week in 2020). Online, phone and chat sales (included in comparable sales noted above) made up 13% and 15% of total net sales in 2021 and 2020, respectively, compared with 8% in 2019 as consumers embraced transacting remotely with Sleep Number as well as in our stores. For additional details, see the components of total net sales growth on page 36.

The $328 million net sales increase compared with the same period one year ago was primarily comprised of: (i) a $297 million increase in our Total Retail comparable net sales; (ii) a $30 million increase resulting from net store openings; and (iii) a $1 million increase in phone, online, chat and other sales. Total Retail smart bed unit sales increased 12% compared with the prior year. Average revenue per smart bed unit in Total Retail increased by 5% to $5,102, compared with $4,856 in the prior-year period.

Gross profit

Gross profit for 2021 of $1.3 billion increased by $163 million, or 14%, compared with $1.2 billion in 2020. The 2021 gross profit rate decreased to 60.4% of net sales, compared with 62.3% for the prior-year period. The 1.9 ppt. decrease in the gross profit rate was mainly due to: (i) incremental costs due to rapid inflation related to labor and materials, and expediting costs resulting from current-period supply chain shortages (3.2 ppt.); partially offset by (ii) the leverage from the 18% net sales increase, including price increases to offset inflation pressures, combined with a more favorable sales mix of higher-margin products. In addition, our gross profit rate will fluctuate from year to year due to a variety of other factors, including return and exchange costs, and changes in performance-based incentive compensation.

37 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Sales and marketing expenses

Sales and marketing expenses totaled $905 million in 2021, compared with $771 million last year. The sales and marketing expense rate decreased to 41.4% of net sales, compared with 41.5% for the same period one year ago. The current-year sales and marketing expenses rate decrease of 0.1 ppt. was primarily due to: (i) the leveraging impact of the 18% net sales increase; (ii) efficiency gains through our digital ecosystem and operating initiatives; partially offset by (iii) restored marketing expenses which were temporarily reduced last year when we implemented appropriate expense management actions in response to the COVID-19 pandemic. Efficiency gains and operating initiatives included improved store operating productivity.

General and administrative expenses

General and administrative (G&A) expenses increased $2 million to $161 million in 2021, compared with $159 million in the prior year, but decreased to 7.4% of net sales, compared with 8.6% of net sales one year ago. The $2 million increase in G&A expenses mainly consisted of the following: (i) $3 million of additional professional and consulting fees; partially offset by (ii) a $1 million net reduction in employee compensation resulting from a year-over-year decrease in Company-wide performance-based incentive compensation, partially offset by increased employee compensation to support the growth of our business (prior year included the temporary and permanent elimination of certain roles due to changing business needs based on the COVID-19 pandemic). The G&A expenses rate decreased by 1.2 ppt. in 2021, compared with 2020 due to the leveraging impact of the 18% net sales increase, partially offset by the items discussed above.

Research and development expenses

Research and development (R&D) expenses increased by 43% to $59 million in 2021, compared with $41 million in 2020. The R&D expense rate for 2021 increased to 2.7% of net sales, compared with 2.2% of net sales for the prior year. The 43% spending level increase supports our ongoing consumer innovation strategy.

Interest expense, net

Interest expense, net decreased to $6 million for the year ended January 1, 2022, compared with $9 million for the same period one year ago. The $3 million decrease was mainly driven by a lower level of outstanding borrowings during 2021 compared with 2020. In March 2020, we fully drew down our credit line and secured a $75 million term loan to increase liquidity and preserve financial flexibility during the COVID-19 pandemic disruption. We repaid the $75 million term loan in September 2020.

Income tax expense

Income tax expense was $34 million for the year ended January 1, 2022, compared with $37 million for the same period one year ago. The effective income tax rate for the year ended January 1, 2022 was 17.9% compared with 20.9% for the year ended January 2, 2021. Both years’ effective tax rates were positively impacted by stock-based compensation excess tax benefits.

Comparison of 2020 and 2019

For a discussion of our 2020 versus 2019 results, see our 2020 Form 10-K.

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value over time.

Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $825 million revolving credit facility (increased from $600 million to $825 million as of December 3, 2021). As of January 1, 2022, we do not have any off-balance sheet financing other than our $4 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under our revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and

38 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

capital commitments for new retail store locations for the foreseeable future. See Notes 7, Leases, and 12, Commitments and Contingencies, for further details on our contractual obligations.

Cash and cash equivalents totaled $2 million and $4 million at January 1, 2022 and January 2, 2021, respectively. Significant changes in cash and cash equivalents during 2021 included $300 million of cash provided by operating activities and $145 million increase in short-term borrowings, which were offset by $67 million of cash used to purchase property and equipment, and $382 million of cash used to repurchase our common stock.

The following table summarizes our cash flows (dollars in millions). Amounts may not add due to rounding differences:

	2021	2020
Total cash provided by (used in):
Operating activities	$300.0	$279.7
Investing activities	(66.6)	(39.0)
Financing activities	(235.2)	(238.0)
Net change in cash and cash equivalents	$(1.9)	$2.7

Cash provided by operating activities for the fiscal year ended January 1, 2022 was $300 million compared with $280 million for the fiscal year ended January 2, 2021. Significant components of the $20 million year-over-year increase in cash from operating activities included: (i) a $15 million increase in net income in 2021 compared with 2020; (ii) a $71 million fluctuation in accounts payable with both years impacted by business changes and timing of payments; (iii) a $62 million fluctuation in the amount of compensation and benefits accrued and timing of the related payments resulting from year-over-year changes in Company-wide performance-based incentive compensation; and (iv) a $30 million change in inventories with both years’ changes in inventory balances driven by forecasted future customer demand and anticipated supply chain constraints. In addition, the 2021 balance included $10 million higher purchase costs due to rapid inflation pressures and increased inbound transportation expenses.

Net cash used in investing activities was $67 million for the fiscal year ended January 1, 2022, compared with $39 million in 2020. Investing activities in 2021 included $67 million of property and equipment purchases, compared with $37 million last year. The $30 million year-over-year increase was primarily due to higher property and equipment purchases for new and remodeled stores. In addition, prior-year property and equipment purchases reflect actions taken to temporarily reduce capital spending based on the economic uncertainties associated with the pandemic.

Net cash used in financing activities was $235 million for the fiscal year ended January 1, 2022, compared with $238 million in 2020. During the fiscal year ended January 1, 2022, we repurchased $382 million of our common stock (based on settlement dates, $364 million under our Board-approved share repurchase program and $18 million in connection with the vesting of employee restricted stock grants), compared with $236 million in 2020. Short-term borrowings increased by $145 million during 2021 due to a $138 million increase in borrowings under our credit facility to $383 million, in addition to a $7 million increase in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings decreased by $12 million during 2020 due to a $13 million increase in borrowings under our credit facility to $244 million, which was more than offset by a $25 million decrease in book overdrafts. Financing activities for both years reflect the cash proceeds from the exercise of employee stock options.

Under our Board-approved share repurchase program, we repurchased 3.1 million shares at a cost of $364 million (based on trade dates, $116.79 per share) during the fiscal year ended January 1, 2022. During 2020, we repurchased 3.4 million shares at a cost of $228 million ($66.49 per share). As of January 1, 2022, the remaining authorization under our Board-approved share repurchase program was $403 million. There is no expiration date governing the period over which we can repurchase shares.

On December 3, 2021, we amended our revolving credit facility to increase our net aggregate availability from $600 million to $825 million. We maintain the accordion feature which allows us to increase the amount of the credit facility from $825 million to $1.2 billion, subject to lenders’ approval. The amended credit facility matures in December 2026. There were no other significant changes to the credit facility’s terms and conditions. As of January 1, 2022, we had $383 million of borrowings under our credit facility. We also had $4 million in outstanding letters of credit. Net liquidity available under our credit facility was $439 million at January 1, 2022. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with,

39 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Our leverage ratio as defined in our credit agreement was 2.6x as of January 1, 2022. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our common stock. As of January 1, 2022, the weighted-average interest rate on borrowings under the credit facility was 1.6% and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance purchases from us (Synchrony Agreement). The Synchrony Agreement contains certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio consistent with our Credit Agreement. As of January 1, 2022, we were in compliance with all financial covenants.

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
Our critical accounting policies and estimates relate to stock-based compensation, warranty liabilities and revenue recognition.

40 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

A 10% change in our stock-based compensation expense for the year ended January 1, 2022, would have affected net income by approximately $1.7 million in 2021.

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

A 10% change in our warranty liability at January 1, 2022, would have affected net income by approximately $0.8 million in 2021.

41 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

A 10% change in our sales returns allowance at January 1, 2022 would have affected net income by approximately $1.7 million in 2021.

Recent Accounting Pronouncements

See “Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1, Business and Summary of Significant Accounting Policies - “New Accounting Pronouncements” for recent accounting pronouncements that may affect our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $2.9 million based on the $383 million of borrowings under our credit facility at January 1, 2022. We do not manage our interest-rate volatility risk through the use of derivative instruments.

42 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sleep Number Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sleep Number Corporation and subsidiaries (the “Company”) as of January 1, 2022, and January 2, 2021, and the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended January 1, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022, and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Warranty Liability - Refer to “Note 1 -Warranty Liabilities”

Critical Audit Matter Description

The Company provides a limited warranty on most products sold. The estimated warranty liabilities, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred and the assumptions are adjusted for any current trends as appropriate. As of January 1, 2022, the Company has warranty liability of $10.1 million.

We identified the warranty liability as a critical audit matter because of the significant judgments made by management to estimate warranty claim rates. This required a high degree of auditor judgment and an increased extent of effort when

43 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

performing audit procedures to evaluate the reasonableness of management’s estimates of future warranty claims based on historical claims paid, from which management uses to develop warranty liability estimates.

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

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 1, 2022

We have served as the Company’s auditor since 2010.

44 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sleep Number Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sleep Number Corporation and subsidiaries (the “Company”) as of January 1, 2022, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2022, of the Company and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 1, 2022

45 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
January 1, 2022 and January 2, 2021
(in thousands, except per share amounts)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,389	$4,243
Accounts receivable, net of allowances of $924 and $1,046, respectively	25,718	31,871
Inventories	105,644	81,362
Prepaid expenses	18,953	20,839
Other current assets	54,917	43,489
Total current assets	207,621	181,804

Non-current assets:
Property and equipment, net	195,128	175,223
Operating lease right-of-use assets	371,133	314,226
Goodwill and intangible assets, net	70,468	72,871
Other non-current assets	75,190	56,012
Total assets	$919,540	$800,136

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$382,500	$244,200
Accounts payable	162,547	91,904
Customer prepayments	129,499	72,017
Accrued sales returns	22,368	24,765
Compensation and benefits	51,240	76,786
Taxes and withholding	22,087	23,339
Operating lease liabilities	72,360	62,077
Other current liabilities	64,177	60,856
Total current liabilities	906,778	655,944
Non-current liabilities:
Deferred income taxes	688	242
Operating lease liabilities	336,192	283,084
Other non-current liabilities	100,835	84,844
Total liabilities	1,344,493	1,024,114
Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,683 and 25,390 shares issued and outstanding, respectively	227	254
Additional paid-in capital	3,971	—
Accumulated deficit	(429,151)	(224,232)
Total shareholders’ deficit	(424,953)	(223,978)
Total liabilities and shareholders’ deficit	$919,540	$800,136
See accompanying notes to consolidated financial statements.

46 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(in thousands, except per share amounts)

	2021	2020	2019
Net sales	$2,184,949	$1,856,555	$1,698,352
Cost of sales	866,102	700,555	646,429
Gross profit	1,318,847	1,156,000	1,051,923

Operating expenses:
Sales and marketing	905,359	771,195	766,922
General and administrative	161,412	158,999	137,956
Research and development	58,540	40,910	34,950
Total operating expenses	1,125,311	971,104	939,828
Operating income	193,536	184,896	112,095
Interest expense, net	6,245	8,924	11,587
Income before income taxes	187,291	175,972	100,508
Income tax expense	33,545	36,783	18,663
Net income	$153,746	$139,189	$81,845

Basic net income per share:
Net income per share – basic	$6.40	$5.03	$2.78
Weighted-average shares – basic	24,038	27,665	29,472

Diluted net income per share:
Net income per share – diluted	$6.16	$4.90	$2.70
Weighted-average shares – diluted	24,947	28,428	30,355

See accompanying notes to consolidated financial statements.

47 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 29, 2018	30,868	$309	$—	$(109,859)	$(109,550)
Net income	—	—	—	81,845	81,845
Exercise of common stock options	381	4	7,186	—	7,190
Stock-based compensation	480	5	16,652	—	16,657
Repurchases of common stock	(3,768)	(38)	(23,838)	(131,697)	(155,573)
Balance at December 28, 2019	27,961	$280	$—	$(159,711)	$(159,431)
Net income	—	—	—	139,189	139,189
Exercise of common stock options	420	4	9,598	—	9,602
Stock-based compensation	620	6	21,807	—	21,813
Repurchases of common stock	(3,611)	(36)	(31,405)	(203,710)	(235,151)
Balance at January 2, 2021	25,390	$254	$—	$(224,232)	$(223,978)
Net income	—	—	—	153,746	153,746
Exercise of common stock options	174	2	4,439	—	4,441
Stock-based compensation	369	4	23,210	—	23,214
Repurchases of common stock	(3,250)	(33)	(23,678)	(358,665)	(382,376)
Balance at January 1, 2022	22,683	$227	$3,971	$(429,151)	$(424,953)

See accompanying notes to consolidated financial statements.

48 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$153,746	$139,189	$81,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,394	61,563	61,866
Stock-based compensation	23,214	21,813	16,657
Net loss (gain) on disposals and impairments of assets	37	247	(430)
Deferred income taxes	446	(3,566)	(1,014)
Changes in operating assets and liabilities:
Accounts receivable	6,153	(11,893)	4,817
Inventories	(24,282)	5,703	(2,183)
Income taxes	(3,066)	1,057	3,066
Prepaid expenses and other assets	(13,836)	(13,717)	(13,959)
Accounts payable	54,405	(16,755)	10,661
Customer prepayments	57,482	37,769	7,182
Accrued compensation and benefits	(24,790)	36,825	12,920
Other taxes and withholding	1,814	111	725
Other accruals and liabilities	8,293	21,315	7,007
Net cash provided by operating activities	300,010	279,661	189,160

Cash flows from investing activities:
Purchases of property and equipment	(66,900)	(37,100)	(59,239)
Proceeds from sales of property and equipment	257	55	2,615
Purchase of intangible assets	—	(1,973)	—
Net cash used in investing activities	(66,643)	(39,018)	(56,624)

Cash flows from financing activities:
Repurchases of common stock	(382,376)	(235,644)	(165,079)
Net increase (decrease) in short-term borrowings	145,473	(11,639)	26,357
Proceeds from issuance of common stock	4,441	9,602	7,190
Debt issuance costs	(2,759)	(312)	(1,023)
Net cash used in financing activities	(235,221)	(237,993)	(132,555)

Net (decrease) increase in cash and cash equivalents	(1,854)	2,650	(19)
Cash and cash equivalents, at beginning of period	4,243	1,593	1,612
Cash and cash equivalents, at end of period	$2,389	$4,243	$1,593

Non-cash financing transactions:
Change in unsettled repurchases of common stock	$—	$(493)	$(9,506)
Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$36,305	$38,698	$17,182
Interest paid	$5,438	$9,053	$10,656
Purchases of property and equipment included in accounts payable	$13,968	$5,015	$5,725

See accompanying notes to consolidated financial statements.

49 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends were as follows: fiscal 2021 ended January 1, 2022; fiscal 2020 ended January 2, 2021; and fiscal 2019 ended December 28, 2019. Fiscal 2020 had 53 weeks, 2021 and 2019 each had 52 weeks.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods. Additionally, based on the duration and severity of the current global situation involving the novel coronavirus (COVID-19) pandemic, including but not limited to general economic conditions, inflation, consumer confidence, store restrictions mandated by federal, state and/or local authorities and global supply-chain disruptions, the extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.

Our critical accounting policies consist of stock-based compensation, warranty liabilities and revenue recognition.

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in our consolidated balance sheets and in net increase (decrease) in short-term borrowings in the financing activities section of our consolidated statements of cash flows. Book overdrafts totaled $15 million and $8 million at January 1, 2022 and January 2, 2021, respectively.

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

50 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

51 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. Based on our 2021 assessments, we determined there was no impairment.

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

We classify as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2021	2020	2019
Balance at beginning of period	$12,152	$11,345	$10,389
Additions charged to costs and expenses for current-year sales	16,732	13,387	10,949
Deductions from reserves	(18,134)	(12,158)	(11,007)
Change in liabilities for pre-existing warranties during the current year, including expirations	(681)	(422)	1,014
Balance at end of period	$10,069	$12,152	$11,345

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

52 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Share Repurchases

At January 1, 2022, we had $403 million remaining authorization under our $600 million board-approved share repurchase program. There is no expiration date governing the period over which we can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to accumulated deficit.

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

Our beds sold with SleepIQ technology contain multiple performance obligations including the bed, and SleepIQ hardware and software. We analyze our multiple performance obligation(s) to determine whether they are distinct and can be separated or whether they must be accounted for as a single performance obligation. We determined that the beds sold with the SleepIQ technology have two performance obligations consisting of: (i) the bed; and (ii) SleepIQ hardware and software. SleepIQ hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware’s functionality. We determine the transaction price for multiple performance obligations based on their relative standalone selling prices. The performance obligation related to the bed is satisfied at a point in time. The performance obligation related to SleepIQ technology is satisfied over time based on the ongoing access and usage by the customer of software essential to the functionality of SleepIQ technology. The deferred revenue and costs related to SleepIQ technology are recognized on a straight-line basis over the product’s estimated life of 4.5 years because our inputs are generally expended evenly throughout the performance period.

See Note 9, Revenue Recognition, for additional information on revenue recognition and sales returns.

53 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Cost of Sales, Sales and Marketing, General and Administrative (G&A) and Research & Development (R&D) Expenses

The following tables summarize the primary costs classified in each major expense category (the classification of which may vary within our industry):

	Cost of Sales		Sales & Marketing
•	Costs associated with purchasing, manufacturing, shipping, handling and delivering our products to our retail stores and customers;	•	Advertising, marketing and media production;
		•	Marketing and selling materials such as brochures, videos, websites, customer mailings and in-store signage;
•	Physical inventory losses, scrap and obsolescence;	•	Payroll and benefits for sales and customer service staff;
•	Related occupancy and depreciation expenses;	•	Store occupancy costs;
•	Costs associated with returns and exchanges; and	•	Store depreciation expense;
•	Estimated costs to service customer warranty claims.	•	Credit card processing fees; and
		•	Promotional financing costs.

	G&A		R&D(1)
•	Payroll and benefit costs for corporate employees, including information technology, legal, human resources, finance, sales and marketing administration, investor relations and risk management;	•	Internal labor and benefits related to research and development activities;
		•	Outside consulting services related to research and development activities; and
		•	Testing equipment related to research and development activities.
•	Occupancy costs of corporate facilities;		____________________ (1) Costs incurred in connection with R&D are charged to expense as incurred.
•	Depreciation related to corporate assets;
•	Information hardware, software and maintenance;
•	Insurance;
•	Investor relations costs; and
•	Other overhead costs.

Leases

We determine if an arrangement is a lease at inception. Right-of-use (ROU) assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of future lease payments over the lease term. We elected the option to not separate lease and non-lease components for all of our leases. Most of our leases do not provide an implicit interest rate nor is the rate available to us from our lessors. As an alternative, we use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, including publicly available data, in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet as an ROU asset or operating lease liability. We recognize operating lease costs for these short-term leases, primarily small equipment leases, on a straight-line basis over the lease term. At January 1, 2022, our finance lease ROU assets and associated lease liabilities were not significant.

See Note 7, Leases, for further information regarding our operating leases.

Pre-opening Costs

Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.

Advertising Costs

We incur advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $323 million, $253 million and $242 million in 2021, 2020 and 2019, respectively. Advertising costs deferred and included in prepaid expenses in our consolidated balance sheet were not significant at January 1, 2022 and January 2, 2021, respectively.

54 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Insurance

We are self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit exposure to these claims. We estimate our self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. Our self-insurance liability was $13 million and $11 million at January 1, 2022 and January 2, 2021, respectively. At January 1, 2022 and January 2, 2021, $9 million and $7 million, respectively, were included in current liabilities: compensation and benefits in our consolidated balance sheets and $4 million and $4 million, respectively, were included in other non-current liabilities in our consolidated balance sheets.

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

Stock-based Compensation

We compensate officers, directors and key employees with stock-based compensation under stock plans approved by our shareholders and administered under the supervision of our Board of Directors (Board). At January 1, 2022, a total of 2.5 million shares were available for future grant. These plans include non-qualified stock options and stock awards.

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

55 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

Certain time-based stock awards have a performance condition (performance-based). The final number of shares earned for performance-based stock awards and the related compensation expense is adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately be awarded range from 0% - 200% of the targeted amount for the 2021, 2020 and 2019 awards. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance-based stock awards granted in 2021, 2020 and 2019, the performance targets are based on growth in net sales and in operating profit, and the performance periods are fiscal 2021 through 2023, fiscal 2020 through 2022 and 2019 through 2021, respectively.

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

56 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
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

New Accounting Pronouncements

Accounting Guidance Issued but Not Yet Adopted as of January 1, 2022

Currently, our credit facility and our Synchrony financing agreement reference LIBOR-based rates. In 2017, the United Kingdom’s Financial Conduct Authority (FCA) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR), which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. Our credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. We do not expect a significant impact to our operating results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

(2) Fair Value Measurements

At January 1, 2022 and January 2, 2021, we had $19 million and $12 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $19 million and $12 million at January 1, 2022 and January 2, 2021, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

57 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
(3) Inventories

Inventories consisted of the following (in thousands):

	January 1, 2022	January 2, 2021
Raw materials	$11,752	$12,599
Work in progress	83	103
Finished goods	93,809	68,660
	$105,644	$81,362

Finished goods inventories consisted of the following (in thousands):

	January 1, 2022	January 2, 2021
Finished beds, including retail display beds and deliveries in-transit to those customers who have utilized home delivery services	$40,686	$21,442
Finished components that were ready for assembly for the completion of beds	32,835	28,108
Retail accessories	20,288	19,110
	$93,809	$68,660

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 1, 2022	January 2, 2021
Leasehold improvements	$130,640	$115,901
Furniture and equipment	136,464	125,292
Production machinery, computer equipment and software	257,802	233,249
Construction in progress	14,246	7,059
Less: Accumulated depreciation and amortization	(344,024)	(306,278)
	$195,128	$175,223

(5) Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at January 1, 2022 and January 2, 2021. Indefinite-lived trade name/trademarks totaled $1.4 million at January 1, 2022 and January 2, 2021.

Definite-lived Intangible Assets

The gross carrying amount of our developed technologies was $19 million at January 1, 2022 and January 2, 2021. Accumulated amortization was $16 million and $13 million at January 1, 2022 and January 2, 2021, respectively.

Amortization expense for our developed technologies was $2 million in each of 2021, 2020 and 2019.

The gross carrying amount of our patents, which were acquired in June 2020, was $2 million at both January 1, 2022 and January 2, 2021. Accumulated amortization was $0.3 million and $0.1 million at January 1, 2022 and January 2, 2021, respectively.

58 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Amortization expense for our patents was $0.2 million and $0.1 million, in 2021 and 2020, respectively.

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2022	$2,403
2023	1,431
2024	222
2025	226
2026	222
Thereafter	522
Total future amortization for definite-lived intangible assets	$5,026

(6) Credit Agreement

As of January 1, 2022, our credit facility had a total commitment amount of $825 million. The credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $825 million to $1.2 billion, subject to lenders’ approval. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement matures in December 2026. We were in compliance with all financial covenants as of January 1, 2022.

The following tables summarizes our borrowings under the credit facility ($ in thousands):

	January 1, 2022	January 2, 2021
Outstanding borrowings	$382,500	$244,200
Outstanding letters of credit	$3,997	$3,997
Additional borrowing capacity	$438,503	$201,803
Weighted-average interest rate	1.6%	1.5%

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

59 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
At January 1, 2022, our finance lease right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	2021	2020	2019
Operating lease costs(1)	$99,474	$90,311	$86,026
Variable lease costs	$2,205	$1,147	$1,809
____________________
(1)Includes short-term lease costs which are not significant.

The maturities of operating lease liabilities as of January 1, 2022, were as follows(1) (in thousands):

2022	$94,881
2023	85,944
2024	74,288
2025	64,404
2026	53,113
Thereafter	118,977
Total operating lease payments(2)	491,607
Less: Interest	83,055
Present value of operating lease liabilities	$408,552
___________________
(1)Total operating lease payments exclude $82 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $72 million for operating lease liabilities.

Other information related to operating leases was as follows:

	January 1, 2022	January 2, 2021
Weighted-average remaining lease term (years)	6.4	6.3
Weighted-average discount rate	6.1%	6.9%

(in thousands)	2021	2020	2019
Cash paid for amounts included in present value of operating lease liabilities	$90,198	$85,497	$81,718
Right-of-use assets obtained in exchange for operating lease liabilities	$109,000	$43,860	$75,384

60 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
(8) Shareholders’ Deficit

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	2021	2020	2019
Stock awards	$20,216	$19,435	$14,265
Stock options	2,998	2,378	2,392
Total stock-based compensation expense(1)	23,214	21,813	16,657
Income tax benefit	5,722	5,126	3,998
Total stock-based compensation expense, net of tax	$17,492	$16,687	$12,659
____________________
(1)    Changes in annual stock-based compensation expense reflects the cumulative impact of the change in the expected achievements of certain performance targets.

Stock Options

A summary of our stock option activity was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at January 2, 2021	813	$30.74	6.5	$41,568
Granted	63	143.06
Exercised	(175)	25.42
Canceled/Forfeited	(2)	69.78
Outstanding at January 1, 2022	699	$42.02	6.3	$28,258
Exercisable at January 1, 2022	496	$30.24	5.5	$22,993
Vested and expected to vest at January 1, 2022	685	$41.58	6.3	$27,937
____________________
(1)    Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

Other information pertaining to options was as follows (in thousands, except per share amounts):

	2021	2020	2019
Weighted-average grant date fair value of stock options granted	$71.93	$15.10	$18.97
Total intrinsic value (at exercise) of stock options exercised	$16,003	$14,357	$9,636

Cash received from the exercise of stock options for the fiscal year ended January 1, 2022 was $4.4 million. Our tax benefit related to the exercise of stock options for the fiscal year ended January 1, 2022 was $3.9 million.

At January 1, 2022, there was $4.2 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.9 years.

61 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
The assumptions used to calculate the fair value of options granted using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2021	2020	2019
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	58%	46%	43%
Risk-free interest rate	0.9%	0.7%	2.2%
Expected term (years)	5.2	5.4	5.4

Stock Awards

Stock award activity was as follows (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance- Based Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at January 2, 2021	302	$38.96	520	$38.52
Granted	70	128.72	172	97.40
Vested	(156)	37.86	(247)	34.71
Canceled/Forfeited	(10)	60.76	(4)	65.57
Outstanding at January 1, 2022	206	$69.55	441	$63.37

At January 1, 2022, there was $8.3 million of unrecognized compensation expense related to non-vested time-based stock awards, which is expected to be recognized over a weighted-average period of 1.9 years, and $19.4 million of unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.

Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	2021	2020	2019
Amount repurchased under Board-approved share repurchase program	$364,479	$228,111	$145,900
Amount repurchased in connection with the vesting of employee restricted stock grants	17,897	7,040	9,673
Total amount repurchased (based on trade dates)	$382,376	$235,151	$155,573

As of January 1, 2022, the remaining authorization under our Board-approved $600 million share repurchase program was $403 million.

62 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	2021	2020	2019
Net income	$153,746	$139,189	$81,845
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	24,038	27,665	29,472
Dilutive effect of stock-based awards	909	763	883
Diluted weighted-average shares outstanding	24,947	28,428	30,355
Net income per share – basic	$6.40	$5.03	$2.78
Net income per share – diluted	$6.16	$4.90	$2.70

Additional potential dilutive stock options totaling 0.1 million for fiscal year 2021 and 0.2 million for fiscal years 2020 and 2019 have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

(9) Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our consolidated balance sheets as follows (in thousands):

	January 1, 2022	January 2, 2021
Deferred contract assets included in:
Other current assets	$28,048	$26,593
Other non-current assets	49,343	37,976
	$77,391	$64,569

	January 1, 2022	January 2, 2021
Deferred contract liabilities included in:
Other current liabilities	$36,490	$35,288
Other non-current liabilities	63,680	49,689
	$100,170	$84,977

During the years ended January 1, 2022, January 2, 2021 and December 28, 2019, we recognized revenue of $29 million, $34 million and $32 million, respectively, that was included in the deferred contract liability balance at the beginning of the year.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for 2021, 2020 and 2019.

Net sales consisted of the following (in thousands):

	2021	2020	2019
Retail stores	$1,904,037	$1,582,266	$1,558,638
Online, phone, chat and other	280,912	274,289	139,714
Total Company	$2,184,949	$1,856,555	$1,698,352

63 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Obligation for Sales Returns

The activity in the sales returns liability account for 2021 and 2020 was as follows (in thousands):

	2021	2020
Balance at beginning of year	$24,765	$19,809
Additions that reduce net sales	91,975	81,513
Deduction from reserves	(94,372)	(76,557)
Balance at end of period	$22,368	$24,765

(10) Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2021, 2020 and 2019, our contributions, net of forfeitures, were $7 million, $6 million and $6 million, respectively.

(11) Income Taxes

Income tax expense consisted of the following (in thousands):

	2021	2020	2019
Current:
Federal	$17,019	$29,762	$12,299
State	4,568	6,528	3,293
	21,587	36,290	15,592
Deferred:
Federal	10,954	584	2,591
State	1,004	(91)	480
	11,958	493	3,071
Income tax expense	$33,545	$36,783	$18,663

The following table provides a reconciliation between the statutory federal income tax rate and our effective income tax rate:

	2021	2020	2019
Statutory federal income tax	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.0	2.4	3.6
Stock-based compensation	(6.3)	(2.4)	(4.3)
R&D tax credits	(1.4)	(1.4)	(2.2)
Non-deductible compensation	1.5	1.0	—
Changes in unrecognized tax benefits	(0.1)	0.3	(0.5)
Other	0.2	—	1.0
Effective income tax rate	17.9%	20.9%	18.6%

We file income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, we are subject to examination by federal and state taxing authorities. We are no longer subject to federal income tax examinations for years prior to 2018 or state income tax examinations prior to 2017.

64 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2021	2020
Deferred tax assets:
Stock-based compensation	$8,037	$7,518
Operating lease liabilities	102,292	86,692
Warranty and returns liabilities	7,459	8,496
Net operating loss carryforwards and credits	1,939	2,027
Compensation and benefits	8,206	6,045
Other	6,607	7,440
Total gross deferred tax assets	134,540	118,218
Valuation allowance	(615)	(615)
Total gross deferred tax assets after valuation allowance	133,925	117,603
Deferred tax liabilities:
Property and equipment	34,655	31,881
Operating lease right-of-use assets	92,778	78,824
Deferred revenue	5,460	4,987
Other	1,720	2,153
Total gross deferred tax liabilities	134,613	117,845
Net deferred tax liabilities	$(688)	$(242)

At January 1, 2022, we had net operating loss carryforwards for federal purposes of $0.5 million, which will expire between 2025 and 2027.

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

65 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Unrecognized Tax Benefits

Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Federal and State Tax
	2021	2020	2019
Beginning balance	$3,912	$3,337	$3,866
Increases related to current-year tax positions	831	860	638
Increases related to prior-year tax positions	4	27	134
Decreases related to prior-year tax positions	(33)	—	(363)
Lapse of statute of limitations	(845)	(312)	(663)
Settlements with taxing authorities	—	—	(275)
Ending balance	$3,869	$3,912	$3,337

At both January 1, 2022 and January 2, 2021, we had $3.7 million and $3.6 million, respectively, of unrecognized tax benefits, which if recognized, would affect our effective tax rate. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.

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

On December 14, 2021, Steamfitters Local 449 Pension & Retirement Security Funds filed a putative class action complaint in the United States District Court for the District of Minnesota on behalf of all purchasers of Sleep Number common stock between February 18, 2021 and July 20, 2021, inclusive, against Sleep Number, Shelly Ibach and David Callen. Plaintiff alleges material misstatements and omissions in certain of Sleep Number’s public disclosures during the purported class period, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the Court. We believe these claims are without merit and intend to vigorously defend the matter.

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

66 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Commitments

As of January 1, 2022, we had $56 million of inventory purchase commitments. As part of the normal course of business, there are a limited number of inventory supply contracts that contain penalty provisions for failure to purchase contracted quantities. We do not currently expect any material payments under these provisions. At January 1, 2022, we had entered into 45 lease commitments primarily for future retail store locations. These lease commitments provide for total lease payments over the next three to 10 years, which if consummated based on current cost estimates, would approximate $82 million over the initial lease term. The future lease payments for these lease commitments have been excluded in the total operating lease payments in Note 7, Leases.

(13) COVID-19 Pandemic

At the onset of the COVID-19 pandemic in mid-March 2020, government restrictions resulted in the temporary closure of most of our retail stores, with 47% of our stores closed on average during the second quarter of 2020. While prioritizing the safety of our team, serving our customers and ensuring business continuity, we swiftly took decisive actions to strengthen our liquidity, cash flows and financial position, and mitigate the future impact on our operations and financial performance. Despite the COVID-19 pandemic challenges, we continue to design, manufacture, sell and service Sleep Number products, invest in our business, develop and launch new products, and deliver innovative customer solutions.

The COVID-19 pandemic impacted our 2020 and 2021 financial performance. In 2020, the COVID-19 pandemic mainly impacted our second-quarter financial performance, as we generated strong demand and financial performance during the full-year of 2020. In 2021 we continued to generate strong demand; however, our financial performance was impacted by: (i) global supply constraints which affected our ability to deliver products to our customers; and (ii) incremental costs from labor and material inflation, and expediting costs resulting from current-period supply chain shortages. The pandemic's future effects on our global supply chain, consumer demand and our ongoing financial performance remains uncertain. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I: Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

67 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of January 1, 2022. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

68 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors” and “Corporate Governance” in our Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report under the caption “Information about our Executive Officers.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in our Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in our Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information” in our Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance; Related Party Transactions Policy” and “Corporate Governance; Corporate Governance Principles; Independence” in our Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” for Deloitte & Touche LLP (PCAOB No. 34) in our Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.

69 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

(3)    Exhibits

The exhibits to this Report are listed in the Exhibit Index below.

70 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 2, 2021

Exhibit No.	Description
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

71

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

72 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.23†
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.16 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2019 (File No. 000-25121))

10.24
Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation(1) (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 (File No. 000-25121))

10.25
First Amendment to Retailer Program Agreement, dated effective as of September 29, 2014 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed October 1, 2014 (File No. 000-25121))

10.26
Second Amendment to Retailer Program Agreement, dated November 4, 2015 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation(2) (incorporated by reference to Exhibit 10.26 contained in Sleep Number’s Annual Report on Form 10-K files for the fiscal year ended January 2, 2021 (File No. 000-25121))

10.27
Third Amendment to Retailer Program Agreement, dated June 26, 2018 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (1) (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 000-25121))

10.28
Fourth Amendment to Retailer Program Agreement, dated December 20, 2019 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.33 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2019 (File No. 000-25121))

10.29
Amended and Restated Credit and Security Agreement, dated as of February 14, 2018 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.29 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 30, 2017 (File No. 000-25121))

10.30
First Amendment to Amended and Restated Credit and Security Agreement, dated as of February 11, 2019 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.29 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 29, 2018 (File No. 000-25121))

10.31
Second Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed May 1, 2020 (File No. 000-25121))

10.32
Third Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed October 23, 2020 (File No. 000-25121))

10.33
Fourth Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q filed October 23, 2020 (File No. 000-25121))

10.34
Fifth Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed May 7, 2021 (File No. 000-25121))

10.35*	Sixth Amendment to Amended and Restated Credit and Security Agreement
10.36*	Seventh Amendment to Amended and Restated Credit and Security Agreement

73 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.37†	Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 13, 2020 (File No. 000-25121))
10.38†
Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed July 24, 2020 (File No. 000-25121))

10.39†
 Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q filed July 24, 2020 (File No. 000-25121))

10.40†
Form of Non-Statutory Stock Option Award Agreement (Employee) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q filed July 24, 2020 (File No. 000-25121))

10.41†
Form of Performance Adjusted Restricted Stock Unit Award Agreement (ROIC) (Senior Team) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q filed July 24, 2020 (File No. 000-25121))

10.42†
Form of Restricted Stock Unit Award Agreement (3-Year Ratable Vest) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q filed July 24, 2020 (File No. 000-25121))

10.43†
Form of Restricted Stock Unit Award Agreement (3-Year Cliff Vest) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 contained in Sleep Number’s Quarterly Report on Form 10-Q filed July 24, 2020 (File No. 000-25121))

10.44†
Form of Non-Statutory Stock Option Award Agreement (Senior Team) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q filed May 7, 2021 (File No. 000-25121))

10.45†
Form of Performance Adjusted Restricted Stock Unit Award Agreement (ROIC) (Senior Team) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q filed May 7, 2021 (File No. 000-25121))

10.46†
Form of Restricted Stock Unit Award Agreement 3-Year Ratable) (Sleep Number Labs) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q filed May 7, 2021 (File No. 000-25121))

10.47†
Form of Restricted Stock Unit Award Agreement 3-Year Cliff Vest) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q filed May 7, 2021 (File No. 000-25121))

10.48†*	Sleep Number Corporation Annual Incentive Plan
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

74 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________________
(1)Confidential treatment has been requested by the issuer with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
(2)Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

*    Filed herein.
†    Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

75 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

March 1, 2022	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

	By:	/s/ David R. Callen
David R. Callen
Chief Financial Officer
(principal financial officer)

	By:	/s/ Robert J. Poirier
Robert J. Poirier
Chief Accounting Officer
(principal accounting officer)

76 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

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

Name	Title	Date

/s/ Jean-Michel Valette	Chairman of the Board	February 28, 2022
Jean-Michel Valette

/s/ Shelly R. Ibach	Director	March 1, 2022
Shelly R. Ibach

/s/ Daniel I. Alegre	Director	February 28, 2022
Daniel I. Alegre

/s/ Phillip M. Eyler	Director	February 27, 2022
Phillip M. Eyler

/s/ Stephen L. Gulis, Jr.	Director	February 28, 2022
Stephen L. Gulis, Jr.

/s/ Michael J. Harrison	Director	February 28, 2022
Michael J. Harrison

/s/ Julie M. Howard	Director	February 28, 2022
Julie M. Howard

/s/ Deborah L. Kilpatrick	Director	February 24, 2022
Deborah L. Kilpatrick

/s/ Brenda J. Lauderback	Director	February 28, 2022
Brenda J. Lauderback

/s/ Barbara R. Matas	Director	February 25, 2022
Barbara R. Matas

/s/ Angel L. Mendez	Director	February 24, 2022
Angel L. Mendez

/s/ Kathleen L. Nedorostek	Director	February 28, 2022
Kathleen L. Nedorostek

77 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts
(in thousands)

Description	2021	2020	2019
Allowances for credit losses
Balance at beginning of period	$1,046	$898	$699
Additions charged to costs and expenses	1,750	1,541	1,391
Deductions from reserves	(1,872)	(1,393)	(1,192)
Balance at end of period	$924	$1,046	$898

78 | 2021 FORM 10-K	SLEEP NUMBER CORPORATION