Form 10-Q
period 2022-04-02
Sleep Number Corp
filed 2022-04-29
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
As of April 2, 2022, 22,232,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	April 2, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$1,556	$2,389
Accounts receivable, net of allowances of $1,047 and $924, respectively	24,502	25,718
Inventories	103,212	105,644
Prepaid expenses	22,001	18,953
Other current assets	40,624	54,917
Total current assets	191,895	207,621

Non-current assets:
Property and equipment, net	197,644	195,128
Operating lease right-of-use assets	374,650	371,133
Goodwill and intangible assets, net	69,867	70,468
Other non-current assets	78,529	75,190
Total assets	$912,585	$919,540

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$413,200	$382,500
Accounts payable	177,025	162,547
Customer prepayments	142,005	129,499
Accrued sales returns	20,277	22,368
Compensation and benefits	25,702	51,240
Taxes and withholding	26,293	22,087
Operating lease liabilities	74,046	72,360
Other current liabilities	59,390	64,177
Total current liabilities	937,938	906,778

Non-current liabilities:
Deferred income taxes	312	688
Operating lease liabilities	338,528	336,192
Other non-current liabilities	105,020	100,835
Total liabilities	1,381,798	1,344,493

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,232 and 22,683 shares issued and outstanding, respectively	222	227
Additional paid-in capital	—	3,971
Accumulated deficit	(469,435)	(429,151)
Total shareholders’ deficit	(469,213)	(424,953)
Total liabilities and shareholders’ deficit	$912,585	$919,540
See accompanying notes to condensed consolidated financial statements.

1 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$527,130	$568,256
Cost of sales	224,832	212,338
Gross profit	302,298	355,918

Operating expenses:
Sales and marketing	240,259	223,617
General and administrative	41,319	42,592
Research and development	16,305	13,286
Total operating expenses	297,883	279,495
Operating income	4,415	76,423
Interest expense, net	2,127	977
Income before income taxes	2,288	75,446
Income tax expense	214	8,812
Net income	$2,074	$66,634

Basic net income per share:
Net income per share – basic	$0.09	$2.63
Weighted-average shares – basic	22,760	25,377

Diluted net income per share:
Net income per share – diluted	$0.09	$2.51
Weighted-average shares – diluted	23,591	26,544

See accompanying notes to condensed consolidated financial statements.

2 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2022	22,683	$227	$3,971	$(429,151)	$(424,953)
Net income	—	—	—	2,074	2,074
Exercise of common stock options	21	—	531	—	531
Stock-based compensation	341	3	4,130	—	4,133
Repurchases of common stock	(813)	(8)	(8,632)	(42,358)	(50,998)
Balance at April 2, 2022	22,232	$222	$—	$(469,435)	$(469,213)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 2, 2021	25,390	$254	$—	$(224,232)	$(223,978)
Net income	—	—	—	66,634	66,634
Exercise of common stock options	106	1	2,459	—	2,460
Stock-based compensation	314	3	6,413	—	6,416
Repurchases of common stock	(1,346)	(13)	(8,872)	(175,297)	(184,182)
Balance at April 3, 2021	24,464	$245	$—	$(332,895)	$(332,650)

See accompanying notes to condensed consolidated financial statements.

3 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income	$2,074	$66,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,870	14,638
Stock-based compensation	4,133	6,416
Net loss on disposals and impairments of assets	93	78
Deferred income taxes	(376)	1,515
Changes in operating assets and liabilities:
Accounts receivable	1,216	5,948
Inventories	2,432	(946)
Income taxes	1,102	6,847
Prepaid expenses and other assets	10,877	(3,113)
Accounts payable	2,073	12,390
Customer prepayments	12,506	20,552
Accrued compensation and benefits	(25,348)	(34,605)
Other taxes and withholding	3,104	8,912
Other accruals and liabilities	(5,198)	6,332
Net cash provided by operating activities	24,558	111,598

Cash flows from investing activities:
Purchases of property and equipment	(19,604)	(11,546)
Proceeds from sales of property and equipment	10	12
Net cash used in investing activities	(19,594)	(11,534)

Cash flows from financing activities:
Repurchases of common stock	(50,998)	(178,613)
Net increase in short-term borrowings	44,712	74,087
Proceeds from issuance of common stock	531	2,460
Debt issuance costs	(42)	(3)
Net cash used in financing activities	(5,797)	(102,069)

Net decrease in cash and cash equivalents	(833)	(2,005)
Cash and cash equivalents, at beginning of period	2,389	4,243
Cash and cash equivalents, at end of period	$1,556	$2,238

See accompanying notes to condensed consolidated financial statements.

4 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three months ended April 2, 2022 of Sleep Number Corporation and our 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of April 2, 2022 and January 1, 2022, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period. In addition, based on the duration and severity of the current global situation involving the COVID-19 pandemic, the war in Ukraine and other external factors, including but not limited to general economic conditions, inflation, consumer confidence, store restrictions mandated by federal, state or local authorities and global supply chain disruptions, the extent to which these external factors will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with our most recent audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 and other recent filings with the SEC.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. In addition, during the current environment involving external factors such as COVID-19 and the war in Ukraine, predicting future events will be especially challenging for management. Changes in these estimates will be reflected in the consolidated financial statements in future periods and could be material. Our critical accounting policies consist of stock-based compensation, warranty liabilities and revenue recognition.

The condensed consolidated financial statements include the accounts of Sleep Number Corporation and our 100%-owned subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

2. Fair Value Measurements

At April 2, 2022 and January 1, 2022, we had $18 million and $19 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $18 million and $19 million at April 2, 2022 and January 1, 2022, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

5 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Inventories

Inventories consisted of the following (in thousands):

	April 2, 2022	January 1, 2022
Raw materials	$11,257	$11,752
Work in progress	68	83
Finished goods	91,887	93,809
	$103,212	$105,644

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at April 2, 2022 and January 1, 2022. Indefinite-lived trade name/trademarks totaled $1.4 million at April 2, 2022 and January 1, 2022.

Definite-lived Intangible Assets

The gross carrying amount of our developed technologies was $19 million at April 2, 2022 and January 1, 2022. Accumulated amortization was $16 million at April 2, 2022 and January 1, 2022. Amortization expense for both the three months ended April 2, 2022 and April 3, 2021, was $0.5 million.

The gross carrying amount of our patents was $2 million at April 2, 2022 and January 1, 2022. Accumulated amortization was $0.4 million and $0.3 million at April 2, 2022 and January 1, 2022, respectively. Amortization expense for both the three months ended April 2, 2022 and April 3, 2021, was $55 thousand.

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2022 (excluding the three months ended April 2, 2022)	$1,802
2023	1,431
2024	222
2025	226
2026	222
2027	222
Thereafter	300
Total future amortization for definite-lived intangible assets	$4,425

5. Credit Agreement

As of April 2, 2022, our credit facility had a total commitment amount of $825 million. The credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $825 million to $1.2 billion, subject to lenders’ approval. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement matures in December 2026. We were in compliance with all financial covenants as of April 2, 2022.

6 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes our borrowings under the credit facility ($ in thousands):

	April 2, 2022	January 1, 2022
Outstanding borrowings	$413,200	$382,500
Outstanding letters of credit	$5,947	$3,997
Additional borrowing capacity	$405,853	$438,503
Weighted-average interest rate	2.2%	1.6%

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

At April 2, 2022, our finance right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating lease costs(1)	$27,078	$23,638
Variable lease costs	$330	$515
___________________________
(1)Includes short-term lease costs which are not significant.

7 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The maturities of operating lease liabilities as of April 2, 2022, were as follows(1) (in thousands):

2022 (excluding the three months ended April 2, 2022)	$72,962
2023	89,790
2024	77,978
2025	68,001
2026	56,694
2027	41,517
Thereafter	86,958
Total operating lease payments(2)	493,900
Less: Interest	81,326
Present value of operating lease liabilities	$412,574
___________________________
(1)Total operating lease payments exclude $102 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $74 million for operating lease liabilities.

Other information related to operating leases was as follows:

	April 2, 2022	January 1, 2022
Weighted-average remaining lease term (years)	6.3	6.4
Weighted-average discount rate	6.0%	6.1%

	Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
Cash paid for amounts included in present value of operating lease liabilities	$24,209	$21,386
Right-of-use assets obtained in exchange for operating lease liabilities	$17,564	$29,454

7. Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Amount repurchased under Board-approved share repurchase program	$42,308	$167,418
Amount repurchased in connection with the vesting of employee restricted stock grants	8,690	16,764
Total amount repurchased (based on trade dates)	$50,998	$184,182

As of April 2, 2022, the remaining authorization under the $600 million share repurchase program was $361 million.

8 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our condensed consolidated balance sheets as follows (in thousands):

	April 2, 2022	January 1, 2022
Deferred contract assets included in:
Other current assets	$26,926	$28,048
Other non-current assets	53,244	49,343
	$80,170	$77,391

	April 2, 2022	January 1, 2022
Deferred contract liabilities included in:
Other current liabilities	$34,999	$36,490
Other non-current liabilities	68,657	63,680
	$103,656	$100,170

The deferred revenue and costs related to SleepIQ® technology are currently recognized on a straight-line basis over the product's estimated life of 4.5 to 5.0 years because our inputs are generally expended evenly throughout the performance period. During the three months ended April 2, 2022 and April 3, 2021, we recognized revenue of $9 million and $7 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for the three months ended April 2, 2022 and 99% of our revenues for the three months ended April 3, 2021.

Net sales were as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Retail stores	$444,336	$489,188
Online, phone, chat and other	82,794	79,068
Total Company	$527,130	$568,256

Obligation for Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Balance at beginning of year	$22,368	$24,765
Additions that reduce net sales	26,667	23,711
Deductions from reserves	(28,758)	(23,866)
Balance at end of period	$20,277	$24,610

9 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Stock-based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Stock awards	$3,274	$5,808
Stock options	859	608
Total stock-based compensation expense (1)	4,133	6,416
Income tax benefit	1,033	1,598
Total stock-based compensation expense, net of tax	$3,100	$4,818
___________________________
(1) Changes in stock-based compensation expense reflect the cumulative impact of the change in the expected achievements of certain performance targets.

10. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended April 2, 2022 and April 3, 2021, our contributions, net of forfeitures, were $2.8 million and $1.9 million, respectively.

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$2,074	$66,634
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,760	25,377
Dilutive effect of stock-based awards	831	1,167
Diluted weighted-average shares outstanding	23,591	26,544
Net income per share – basic	$0.09	$2.63
Net income per share – diluted	$0.09	$2.51

For the three months ended April 2, 2022 and April 3, 2021, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

10 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Balance at beginning of year	$10,069	$12,152
Additions charged to costs and expenses for current-year sales	4,447	4,330
Deductions from reserves	(4,750)	(4,717)
Changes in liability for pre-existing warranties during the current year, including expirations	(31)	(156)
Balance at end of period	$9,735	$11,609

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

13. COVID-19 Pandemic

The COVID-19 pandemic impacted our 2021 and 2022 financial performance. In the first quarter of 2021, even with the COVID-19 challenges, we generated strong demand and financial performance. In the first quarter of 2022, our financial performance was impacted by: (i) the disruptive flow of semiconductor chips which affected our ability to deliver products to our customers and suppressed consumer confidence; (ii) incremental costs from labor and material inflation, and expediting costs resulting from current-period global supply chain shortages; and (iii) increased investments in our long- and near-term innovations and demand drivers, partly offset by cost containment actions. The pandemic's future effects on our global supply chain and the potential for supply disruption (e.g., the lack or slowing of critical components caused by labor shortages or government-mandated work closures), effects on consumer demand and effects on our ongoing financial performance remains uncertain. See Part II, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II: Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

11 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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
•Risks inherent in global-sourcing activities, including tariffs, outbreaks of pandemics or contagious diseases, such as the COVID-19 pandemic, geo-political turmoil, acts of terrorism, global conflicts or war (such as the current war in Ukraine), strikes, labor shortages, government-mandated work closures, and the potential for shortages in supply or disruption or delay of production and delivery of materials and products in our global supply chain;
•Risks of disruption in the operation of any of our main manufacturing, distribution, logistics, home delivery, product development, or customer service facilities or operations;
•Our manufacturing processes operate with minimal levels of inventory, which may leave us vulnerable to shortages in supply;
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
•Industry competition, the emergence of additional competitive products and the adequacy of our intellectual-property rights to protect our products and brand from competitive or infringing activities;
•Claims that our products, processes, advertising or trademarks infringe the intellectual-property rights of others;
•Availability of attractive and cost-effective consumer credit options;
•Increasing government regulation;
•Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;

12 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Index
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

Business Overview

At Sleep Number, our purpose is to improve the health and wellbeing of society through higher quality sleep. We are committed to leveraging the power of sleep, and sleep science, to improve lives and create a healthier, kinder, more inclusive world. And because our more than 5,500 team members are dedicated to our mission as well as the disciplined execution of our vertically integrated business model and differentiated strategy, Sleep Number is at the forefront of sleep innovation. As the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number 360 smart beds and SleepIQ® technology, Sleep Number is uniquely equipped to offer the life-changing benefit of high-quality, individualized sleep solutions and services. To date, we have improved over 14 million lives.

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

COVID-19 Pandemic - Impact on our Business

The COVID-19 pandemic impacted our 2021 and 2022 financial performance. In the first quarter of 2021, even with the COVID-19 challenges, we generated strong demand and financial performance. In the first quarter of 2022, our financial performance was impacted by: (i) the disruptive flow of semiconductor chips which affected our ability to deliver products to our customers and suppressed consumer confidence; (ii) incremental costs from labor and material inflation, and expediting costs resulting from current-period global supply chain shortages; and (iii) increased investments in our long- and near-term innovations and demand drivers, partly offset by cost containment actions. The pandemic's future effects on our global supply chain and the potential for supply disruption (e.g., the lack or slowing of critical components caused by labor shortages or government-mandated work closures), effects on consumer demand and effects on our ongoing financial performance remains uncertain. See Part II, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II: Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

13 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Results of Operations

Quarterly and Year-to-Date Results

Quarterly and year-to-date operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, timing of investments in growth initiatives and infrastructure, timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, timing of new product introductions and related expenses, timing of promotional offerings, competitive factors, changes in commodity costs, disruptions in global supplies or third-party service providers, seasonality of retail and bedding industry sales, consumer confidence and general economic conditions. In addition, based on the duration and severity of the current global situation involving the COVID-19 pandemic, the war in Ukraine and other external factors, including but not limited to general economic conditions, inflation, consumer confidence, store restrictions mandated by federal, state or local authorities and global supply chain disruptions, the extent to which these external factors will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the three months ended April 2, 2022 were as follows:

•Net sales for the three months ended April 2, 2022 decreased 7% to $527 million, compared with $568 million for the three months ended April 3, 2021. Demand was negatively impacted by acute macro factors including the COVID-19 variant in January and the war in Ukraine in March. Global supply constraints continued to impact our delivered net sales for the three months ended April 2, 2022.
•The 7% net sales decrease consisted of an 11% comparable sales decline in Total Retail offset by sales from 46 net new stores opened in the past 12 months that added 4 percentage points (ppt.) of growth. For additional details, see the components of total net sales change on page 15.
•Sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended April 2, 2022 totaled $3.5 million, 9% higher than the same period last year.
•Operating income for the three months ended April 2, 2022 was $4 million, compared with $76 million in the prior-year period. The $72 million decrease in operating income was driven by the 7% decrease in net sales constrained by semiconductor chip supply, a 7.3 ppt. increase in our operating expenses rate, and a 5.3 ppt. decrease in our gross profit rate that was negatively affected by cost pressures and an unfavorable mix of smart bed deliveries as constrained by semiconductor chip supply.
•The 5.3 ppt. gross profit rate decrease was primarily due to incremental costs from labor and material inflation, and inefficiencies resulting from current-period global supply chain shortages, in addition to the deleveraging impact of the 7% net sales decline and a less favorable sales mix of lower-margin products. See the Gross profit discussion on page 17 for additional details.
•The 7.3 ppt. increase in our operating expenses rate was partially due to the deleveraging impact of the 7% net sales decline. In addition, we continued to prioritize investments in near- and long-term growth drivers, including $16 million of R&D expenses during the three months ended April 2, 2022, 23% more than the same period one year ago.
•Net income for the three months ended April 2, 2022 decreased to $2 million, compared with $67 million for the same period one year ago. Net income per diluted share was $0.09, compared with $2.51 last year.
•We achieved a return on invested capital (ROIC) of 20.5% on a trailing twelve-month basis for the period ended April 2, 2022, compared with 27.6% for the comparable period one year ago.
•Cash provided by operating activities for the three months ended April 2, 2022 decreased to $25 million, compared with $112 million for the same period one year ago.
•As of April 2, 2022, we had $413 million of borrowings under our revolving credit facility and available net liquidity of $406 million.

14 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	April 2, 2022		April 3, 2021
Net sales	$527.1	100.0%	$568.3	100.0%
Cost of sales	224.8	42.7%	212.3	37.4%
Gross profit	302.3	57.3%	355.9	62.6%
Operating expenses:
Sales and marketing	240.3	45.6%	223.6	39.4%
General and administrative	41.3	7.8%	42.6	7.5%
Research and development	16.3	3.1%	13.3	2.3%
Total operating expenses	297.9	56.5%	279.5	49.2%
Operating income	4.4	0.8%	76.4	13.4%
Interest expense, net	2.1	0.4%	1.0	0.2%
Income before income taxes	2.3	0.4%	75.4	13.3%
Income tax expense	0.2	—%	8.8	1.6%
Net income	$2.1	0.4%	$66.6	11.7%

Net income per share:
Basic	$0.09		$2.63
Diluted	$0.09		$2.51

Weighted-average number of common shares:
Basic	22.8		25.4
Diluted	23.6		26.5

The percentage of our total net sales, by dollar volume, was as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Retail stores	84.3%	86.1%
Online, phone, chat and other	15.7%	13.9%
Total Company	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Sales change rates:
Retail comparable-store sales (1)	(14%)	12%
Online, phone and chat	5%	116%
Total Retail comparable sales change (1)	(11%)	20%
Net opened/closed stores and other	4%	—%
Total Company	(7%)	20%
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

15 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Other sales metrics were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Average sales per store (1) (in thousands)	$3,487	$3,196
Average sales per square foot (1)	$1,167	$1,095
Stores > $2 million in net sales (2)	82%	71%
Stores > $3 million in net sales (2)	46%	33%
Average revenue per smart bed unit (3)	$4,905	$5,030
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.

The number of retail stores operating was as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Beginning of period	648	602
Opened	13	11
Closed	(8)	(6)
End of period	653	607

16 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Comparison of Three Months Ended April 2, 2022 with Three Months Ended April 3, 2021

Net sales

Net sales for the three months ended April 2, 2022 decreased by $41 million, or 7%, to $527 million, compared with $568 million for the same period one year ago. Demand was negatively impacted by acute macro factors including the COVID-19 variant in January and war in Ukraine in March. Global supply constraints negatively impacted our delivered net sales for the three months ended April 2, 2022.

The 7% net sales decrease consisted primarily of an 11% comparable sales decline in Total Retail offset by sales from 46 net new stores opened in the past 12 months that added 4 percentage points (ppt.) of growth. For additional details, see the components of total net sales change on page 15.

The $41 million net sales decline compared with the same period one year ago was comprised of the following: (i) a $59 million decrease in our Total Retail comparable net sales; and (ii) an $18 million increase from net store openings. Total Retail smart bed unit sales decreased 5% compared with the prior year. Total Retail average revenue per smart bed unit decreased by 2% to $4,905, compared with $5,030 in the prior-year period and was negatively impacted by a less favorable sales mix due to supply constraints impacting smart bed deliveries at the higher end of our product line.

Gross profit

Gross profit of $302 million for the three months ended April 2, 2022 decreased by $54 million, or 15%, compared with $356 million for the same period one year ago. The gross profit rate declined to 57.3% of net sales for the three months ended April 2, 2022, compared with 62.6% for the prior-year comparable period.

The current-year gross profit rate decrease of 5.3 ppt. was mainly due to: (i) incremental costs from labor and material inflation and inefficiencies resulting from current-period global supply chain shortages (4.2 ppt.); (ii) the deleverage from the 7% net sales decrease; and (iii) a less favorable sales mix of lower-margin products due to supply constraints impacting smart bed deliveries at the higher end of our product line. These pressures were partially offset by pricing actions taken over the past twelve months (1.7 ppt.). In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs, and changes in performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the three months ended April 2, 2022 were $240 million, or 45.6% of net sales, compared with $224 million, or 39.4% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 6.2 ppt. was primarily due to: (i) the deleveraging impact of the 7% net sales decrease as constrained by semiconductor chip supply; (ii) addition of 46 net new stores; and (iii) increased marketing expenses resulting from a 9% increase in media expenses.

General and administrative expenses

General and administrative (G&A) expenses totaled $41 million, or 7.8% of net sales, for the three months ended April 2, 2022, compared with $43 million, or 7.5% of net sales, in the prior-year period. The $1.3 million decrease in G&A expenses consisted mainly of: (i) a $6.7 million decrease in employee compensation primarily resulting from a year-over-year decrease in Company-wide performance-based incentive compensation; offset by (ii) a $5.4 million increase in other miscellaneous expenses, including technology investments and travel expenses (minimal travel in the prior year due to the pandemic). The G&A expenses rate increased by 0.3 ppt. in the current-year period, compared with the same period one year ago due to the deleveraging impact of the 7% net sales decrease, in addition to the items discussed above.

Research and development expenses

Research and development (R&D) expenses increased by 23% to $16 million for the three months ended April 2, 2022, compared with $13 million for the same period last year as we continued to prioritize our long-term innovation initiatives.

17 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Interest expense

Interest expense, net increased to $2 million for the three months ended April 2, 2022, compared with $1 million for the same period one year ago. The $1 million increase was mainly driven by a higher level of outstanding borrowings during the three months ended April 2, 2022 compared with the same period in 2021, and a higher weighted-average interest rate compared with the same period one year ago.

Income tax expense

Income tax expense totaled $0.2 million for the three months ended April 2, 2022, compared with $8.8 million last year. The effective income tax rate for the three months ended April 2, 2022 was 9.4%, compared with 11.7% for the comparable period last year. Discrete tax benefits, primarily stock-based compensation excess tax benefits, were $0.4 million for the three months ended April 2, 2022, compared with $10.0 million in last year’s first quarter.

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value over time. Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $825 million revolving credit facility. As of April 2, 2022, we do not have any off-balance sheet financing other than our $6 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail stores for the foreseeable future.

Changes in cash and cash equivalents during the three months ended April 2, 2022 primarily consisted of $25 million of cash provided by operating activities and a $45 million net increase in short-term borrowings, offset by $20 million of cash used to purchase property and equipment, and $51 million of cash used to repurchase our common stock (based on settlement, $42 million under our Board-approved share repurchase program and $9 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	April 2, 2022	April 3, 2021
Total cash provided by (used in):
Operating activities	$24.6	$111.6
Investing activities	(19.6)	(11.5)
Financing activities	(5.8)	(102.1)
Net decrease in cash and cash equivalents	$(0.8)	$(2.0)

Cash provided by operating activities for the three months ended April 2, 2022 was $25 million, compared with $112 million for the three months ended April 3, 2021. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $65 million decrease in net income for the three months ended April 2, 2022, compared with the same period one year ago; (ii) a $14 million fluctuation in prepaid expenses and other assets due to both periods being impacted by the timing of rent payments and a reduction in business activities due to the pandemic; (iii) a $12 million change in other accruals and liabilities due to the timing of payments; (iv) a $10 million fluctuation in accounts payable with both periods impacted by business changes and timing of payments; and (v) a $9 million fluctuation in the amount of compensation and benefits accrued and timing of the related payments resulting from year-over-year changes in Company-wide performance-based incentive compensation.

Net cash used in investing activities to purchase property and equipment was $20 million for the three months ended April 2, 2022, compared with $12 million for the same period one year ago. The year-over-year increase was primarily due to the timing of cash flows associated with new and remodeled stores’ property and equipment, and investments in information technology.
Net cash used in financing activities was $6 million for the three months ended April 2, 2022, compared with $102 million for the same period last year. During the three months ended April 2, 2022, we repurchased $51 million of

18 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

our stock (based on settlement dates, $42 million under our Board-approved share repurchase program and $9 million in connection with the vesting of employee restricted stock awards), compared with $179 million during the same period one year ago. Short-term borrowings increased by $45 million during the current-year period due to a $31 million increase in borrowings under our revolving credit facility to $413 million and a $14 million increase in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings increased by $74 million during the prior-year period due to a $71 million increase in borrowings under our credit facility to $315 million and a $3 million increase in book overdrafts.
Under our Board-approved share repurchase program, we repurchased 0.7 million shares at a cost of $42 million (based on trade dates, an average of $63.95 per share) during the three months ended April 2, 2022. During the three months ended April 3, 2021, we repurchased 1.2 million shares at a cost of $167 million (based on trade dates, an average of $136.27 per share). There is no expiration date governing the period over which we can repurchase shares. At April 2, 2022, there is $361 million remaining authorization under our Board-approved $600 million share repurchase program.

As of April 2, 2022, we had $413 million of borrowings under our revolving credit facility. We also had $6 million in outstanding letters of credit. Net liquidity available under our credit facility was $406 million at April 2, 2022. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Our leverage ratio as defined in our credit agreement was 3.4x as of April 2, 2022. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. As of April 2, 2022, the weighted-average interest rate on borrowings under the credit facility was 2.2% and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance their purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio. As of April 2, 2022, we were in compliance with all financial covenants.

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

19 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

Our Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net income	$2,074	$66,634	$89,186	$166,683
Income tax expense	214	8,812	24,947	34,265
Interest expense	2,127	978	7,394	7,642
Depreciation and amortization	15,683	14,519	60,943	60,049
Stock-based compensation	4,133	6,417	20,930	26,179
Asset impairments	103	89	186	388
Adjusted EBITDA	$24,334	$97,449	$203,586	$295,206

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net cash provided by operating activities	$24,558	$111,598	$212,970	$306,318
Subtract: Purchases of property and equipment	19,604	11,546	74,958	38,295
Free cash flow	$4,954	$100,052	$138,012	$268,023

20 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

	Trailing-Twelve Months Ended
	April 2, 2022	April 3, 2021
Net operating profit after taxes (NOPAT)
Operating income	$121,527	$208,506
Add: Rent expense (1)	104,937	92,650
Add: Interest income	—	84
Less: Depreciation on capitalized operating leases (2)	(26,311)	(24,258)
Less: Income taxes (3)	(47,503)	(66,118)
NOPAT	$152,650	$210,864

Average invested capital
Total deficit	$(469,213)	$(332,650)
Add: Long-term debt (4)	413,709	315,522
Add: Capitalized operating lease obligations (5)	839,496	741,200
Total invested capital at end of period	$783,992	$724,072

Average invested capital (6)	$746,167	$763,227

Return on invested capital (ROIC) (7)	20.5%	27.6%
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
(3)Reflects annual effective income tax rates, before discrete adjustments, of 23.7% and 23.9% for 2022 and 2021, respectively.
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

GAAP - generally accepted accounting principles in the U.S.

21 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

Off-Balance-Sheet Arrangements

As of April 2, 2022, we were not involved in any unconsolidated special purpose entity transactions. Other than our $6 million in outstanding letters of credit, we do not have any off-balance-sheet financing.

There have been no material changes in our contractual obligations since the end of fiscal 2021. See Note 5, Credit Agreement, of the Notes to our Condensed Consolidated Financial Statements for information regarding our credit agreement. See our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 for additional information regarding our other contractual obligations.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022. There were no significant changes in our critical accounting policies since the end of fiscal 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $3.1 million based on the $413 million of borrowings under our credit facility at April 2, 2022. We do not manage the interest-rate volatility risk of borrowings under our credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

22 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 2, 2022 through January 29, 2022	396	$86.60	—	$402,939,000
January 30, 2022 through February 26, 2022	59,272	$81.41	58,487	$399,093,000
February 27, 2022 through April 2, 2022	753,687	$77.47	603,053	$360,631,000
Total	813,355	$82.82	661,540	$360,631,000
___________________________
(1)Under our Board-approved $600 million share repurchase program (effective April 4, 2021), we repurchased 0.7 million shares of our common stock at a cost of $42 million (based on trade dates) during the three months ended April 2, 2022.
(2)In connection with the vesting of employee restricted stock grants, we repurchased 151,815 shares of our common stock at a cost of $8.7 million during the three months ended April 2, 2022.
(3)There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

23 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Seventh Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.36 contained in Sleep Number’s Annual Report on Form 10-K filed March 1, 2022 (File No. 000-25121))

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed Herewith

24 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	April 29, 2022	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Joel J. Laing
Joel J. Laing
Chief Accounting Officer
(principal accounting officer)

25 | 1Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION