Form 10-Q
period 2022-07-02
Sleep Number Corp
filed 2022-08-09
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
As of July 2, 2022, 21,964,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	July 2, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$2,279	$2,389
Accounts receivable, net of allowances of $1,326 and $924, respectively	28,616	25,718
Inventories	121,318	105,644
Prepaid expenses	24,575	18,953
Other current assets	45,077	54,917
Total current assets	221,865	207,621

Non-current assets:
Property and equipment, net	196,888	195,128
Operating lease right-of-use assets	382,324	371,133
Goodwill and intangible assets, net	69,267	70,468
Deferred income taxes	3,106	—
Other non-current assets	76,637	75,190
Total assets	$950,087	$919,540

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$443,300	$382,500
Accounts payable	167,213	162,547
Customer prepayments	114,745	129,499
Accrued sales returns	24,656	22,368
Compensation and benefits	33,274	51,240
Taxes and withholding	27,426	22,087
Operating lease liabilities	76,041	72,360
Other current liabilities	58,605	64,177
Total current liabilities	945,260	906,778

Non-current liabilities:
Deferred income taxes	—	688
Operating lease liabilities	344,475	336,192
Other non-current liabilities	103,314	100,835
Total liabilities	1,393,049	1,344,493

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 21,964 and 22,683 shares issued and outstanding, respectively	220	227
Additional paid-in capital	—	3,971
Accumulated deficit	(443,182)	(429,151)
Total shareholders’ deficit	(442,962)	(424,953)
Total liabilities and shareholders’ deficit	$950,087	$919,540

See accompanying notes to condensed consolidated financial statements.

1 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$549,073	$484,316	$1,076,203	$1,052,572
Cost of sales	224,128	191,465	448,960	403,803
Gross profit	324,945	292,851	627,243	648,769

Operating expenses:
Sales and marketing	220,490	205,994	460,749	429,611
General and administrative	38,727	41,220	80,046	83,812
Research and development	15,817	15,916	32,122	29,202
Total operating expenses	275,034	263,130	572,917	542,625
Operating income	49,911	29,721	54,326	106,144
Interest expense, net	3,619	1,607	5,746	2,584
Income before income taxes	46,292	28,114	48,580	103,560
Income tax expense	11,359	5,864	11,573	14,676
Net income	$34,933	$22,250	$37,007	$88,884

Basic net income per share:
Net income per share – basic	$1.56	$0.91	$1.64	$3.57
Weighted-average shares – basic	22,355	24,371	22,558	24,874

Diluted net income per share:
Net income per share – diluted	$1.54	$0.88	$1.60	$3.44
Weighted-average shares – diluted	22,713	25,194	23,152	25,869

See accompanying notes to condensed consolidated financial statements.

2 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2022	22,683	$227	$3,971	$(429,151)	$(424,953)
Net income	—	—	—	2,074	2,074
Exercise of common stock options	21	—	531	—	531
Stock-based compensation	341	3	4,130	—	4,133
Repurchases of common stock	(813)	(8)	(8,632)	(42,358)	(50,998)
Balance at April 2, 2022	22,232	$222	$—	$(469,435)	$(469,213)
Net income	—	—	—	34,933	34,933
Exercise of common stock options	2	—	54	—	54
Stock-based compensation	26	1	3,909	—	3,910
Repurchases of common stock	(296)	(3)	(3,963)	(8,680)	(12,646)
Balance at July 2, 2022	21,964	$220	$—	$(443,182)	$(442,962)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 2, 2021	25,390	$254	$—	$(224,232)	$(223,978)
Net income	—	—	—	66,634	66,634
Exercise of common stock options	106	1	2,459	—	2,460
Stock-based compensation	314	3	6,413	—	6,416
Repurchases of common stock	(1,346)	(13)	(8,872)	(175,297)	(184,182)
Balance at April 3, 2021	24,464	$245	$—	$(332,895)	$(332,650)
Net income	—	—	—	22,250	22,250
Exercise of common stock options	35	—	1,075	—	1,075
Stock-based compensation	22	—	5,969	—	5,969
Repurchases of common stock	(899)	(9)	(7,044)	(93,249)	(100,302)
Balance at July 3, 2021	23,622	$236	$—	$(403,894)	$(403,658)

See accompanying notes to condensed consolidated financial statements.

3 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$37,007	$88,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,975	29,800
Stock-based compensation	8,043	12,385
Net loss on disposals and impairments of assets	179	78
Deferred income taxes	(3,794)	421
Changes in operating assets and liabilities:
Accounts receivable	(2,898)	8,666
Inventories	(15,674)	(7,215)
Income taxes	4,368	(11,625)
Prepaid expenses and other assets	6,266	(13,407)
Accounts payable	(1,713)	23,232
Customer prepayments	(14,754)	47,418
Accrued compensation and benefits	(17,789)	(22,387)
Other taxes and withholding	971	487
Other accruals and liabilities	(3,496)	4,683
Net cash provided by operating activities	28,691	161,420

Cash flows from investing activities:
Purchases of property and equipment	(36,559)	(32,012)
Proceeds from sales of property and equipment	23	12
Net cash used in investing activities	(36,536)	(32,000)

Cash flows from financing activities:
Repurchases of common stock	(63,644)	(280,915)
Net increase in short-term borrowings	70,836	146,447
Proceeds from issuance of common stock	585	3,535
Debt issuance costs	(42)	(557)
Net cash provided by (used in) financing activities	7,735	(131,490)

Net decrease in cash and cash equivalents	(110)	(2,070)
Cash and cash equivalents, at beginning of period	2,389	4,243
Cash and cash equivalents, at end of period	$2,279	$2,173

See accompanying notes to condensed consolidated financial statements.

4 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and six months ended July 2, 2022 of Sleep Number Corporation and our 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of July 2, 2022 and January 1, 2022, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period. In addition, based on the duration and severity of the current global situation involving the COVID-19 pandemic, the war in Ukraine, historic low consumer sentiment and other external factors, including but not limited to general economic conditions, inflation, consumer sentiment, store restrictions mandated by federal, state or local authorities and global supply chain disruptions (especially disruptive supply and flow of semiconductor chips and other electronic components), the extent to which these external factors will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. In addition, during the current environment involving external factors such as COVID-19, historic low consumer sentiment and the war in Ukraine, predicting future events will be especially challenging for management. Changes in these estimates will be reflected in the consolidated financial statements in future periods and could be material. Our critical accounting policies consist of stock-based compensation, warranty liabilities and revenue recognition.

The condensed consolidated financial statements include the accounts of Sleep Number Corporation and our 100%-owned subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

2. Fair Value Measurements

At July 2, 2022 and January 1, 2022, we had $17 million and $19 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $17 million and $19 million at July 2, 2022 and January 1, 2022, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

5 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Inventories

Inventories consisted of the following (in thousands):

	July 2, 2022	January 1, 2022
Raw materials	$7,501	$11,752
Work in progress	76	83
Finished goods	113,741	93,809
	$121,318	$105,644

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at July 2, 2022 and January 1, 2022. Indefinite-lived trade name/trademarks totaled $1.4 million at July 2, 2022 and January 1, 2022.

Definite-lived Intangible Assets

The gross carrying amount of our developed technologies was $19 million at July 2, 2022 and January 1, 2022. Accumulated amortization was $17 million and $16 million at July 2, 2022 and January 1, 2022. Amortization expense for both the three months ended July 2, 2022 and July 3, 2021, was $0.5 million. Amortization expense for both the six months ended July 2, 2022 and July 3, 2021, was $1.1 million.

The gross carrying amount of our patents was $2 million at July 2, 2022 and January 1, 2022. Accumulated amortization was $0.5 million and $0.3 million at July 2, 2022 and January 1, 2022, respectively. Amortization expense for both the three months ended July 2, 2022 and July 3, 2021, was $55 thousand. Amortization expense for both the six months ended July 2, 2022 and July 3, 2021, was $0.1 million.

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2022 (excluding the six months ended July 2, 2022)	$1,201
2023	1,431
2024	222
2025	226
2026	222
2027	222
Thereafter	300
Total future amortization for definite-lived intangible assets	$3,824

5. Credit Agreement

As of July 2, 2022, our credit facility had a total commitment amount of $825 million. The credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $825 million to $1.2 billion, subject to lenders’ approval. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement matures in December 2026. We were in compliance with all financial covenants as of July 2, 2022.

6 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes our borrowings under the credit facility ($ in thousands):

	July 2, 2022	January 1, 2022
Outstanding borrowings	$443,300	$382,500
Outstanding letters of credit	$5,947	$3,997
Additional borrowing capacity	$375,753	$438,503
Weighted-average interest rate	3.7%	1.6%

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

At July 2, 2022, our finance right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease costs(1)	$27,025	$24,352	$54,103	$47,991
Variable lease costs	$262	$840	$593	$1,355
___________________________
(1)Includes short-term lease costs which are not significant.

7 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The maturities of operating lease liabilities as of July 2, 2022, were as follows(1) (in thousands):

2022 (excluding the six months ended July 2, 2022)	$49,989
2023	95,063
2024	82,667
2025	72,361
2026	60,823
2027	45,401
Thereafter	96,838
Total operating lease payments(2)	503,142
Less: Interest	82,626
Present value of operating lease liabilities	$420,516
___________________________
(1)Total operating lease payments exclude $101 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $76 million for operating lease liabilities.

Other information related to operating leases was as follows:

	July 2, 2022	January 1, 2022
Weighted-average remaining lease term (in years)	6.3	6.4
Weighted-average discount rate	6.0%	6.1%

	Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021
Cash paid for amounts included in present value of operating lease liabilities	$48,964	$43,414
Right-of-use assets obtained in exchange for operating lease liabilities	$36,180	$50,667

7. Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Amount repurchased under Board-approved share repurchase program	$12,561	$100,015	$54,868	$267,433
Amount repurchased in connection with the vesting of employee restricted stock grants	85	287	8,776	17,051
Total amount repurchased (based on trade dates)	$12,646	$100,302	$63,644	$284,484

As of July 2, 2022, the remaining authorization under the $600 million share repurchase program was $348 million.

8 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our condensed consolidated balance sheets as follows (in thousands):

	July 2, 2022	January 1, 2022
Deferred contract assets included in:
Other current assets	$27,269	$28,048
Other non-current assets	53,377	49,343
	$80,646	$77,391

	July 2, 2022	January 1, 2022
Deferred contract liabilities included in:
Other current liabilities	$35,405	$36,490
Other non-current liabilities	68,610	63,680
	$104,015	$100,170

The deferred revenue and costs related to SleepIQ® technology are currently recognized on a straight-line basis over the product's estimated life of 4.5 to 5.0 years because our inputs are generally expended evenly throughout the performance period. During the three months ended July 2, 2022 and July 3, 2021, we recognized revenue of $9 million and $8 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods. During the six months ended July 2, 2022 and July 3, 2021, we recognized revenue of $18 million and $15 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for the three and six months ended July 2, 2022 and for the three and six months ended July 3, 2021.

Net sales were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Retail stores	$490,820	$426,653	$935,157	$915,841
Online, phone, chat and other	58,253	57,663	141,046	136,731
Total Company	$549,073	$484,316	$1,076,203	$1,052,572

Obligation for Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	July 2, 2022	July 3, 2021
Balance at beginning of year	$22,368	$24,765
Additions that reduce net sales	53,964	42,272
Deductions from reserves	(51,676)	(45,820)
Balance at end of period	$24,656	$21,217

9 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Stock-based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Stock awards	$2,940	$5,218	6,214	$11,027
Stock options	970	750	1,829	1,358
Total stock-based compensation expense (1)	3,910	5,968	8,043	12,385
Income tax benefit	946	1,473	1,979	3,071
Total stock-based compensation expense, net of tax	$2,964	$4,495	$6,064	$9,314
___________________________
(1) Changes in stock-based compensation expense reflect the cumulative impact of the change in the expected achievements of certain performance targets.

10. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended July 2, 2022 and July 3, 2021, our contributions, net of forfeitures, were $2.5 million and $1.8 million, respectively. During the six months ended July 2, 2022 and July 3, 2021, our contributions, net of forfeitures, were $5.3 million and $3.7 million, respectively.

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$34,933	$22,250	$37,007	$88,884
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,355	24,371	22,558	24,874
Dilutive effect of stock-based awards	358	823	594	995
Diluted weighted-average shares outstanding	22,713	25,194	23,152	25,869
Net income per share – basic	$1.56	$0.91	$1.64	$3.57
Net income per share – diluted	$1.54	$0.88	$1.60	$3.44
For the three and six months ended July 2, 2022 and July 3, 2021, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were immaterial.

10 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	July 2, 2022	July 3, 2021
Balance at beginning of year	$10,069	$12,152
Additions charged to costs and expenses for current-year sales	7,930	7,863
Deductions from reserves	(8,995)	(9,235)
Changes in liability for pre-existing warranties during the current year, including expirations	(240)	(237)
Balance at end of period	$8,764	$10,543

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

Shareholder Class Action Complaints

On December 14, 2021, purported Sleep Number shareholder, Steamfitters Local 449 Pension & Retirement Security Funds (Steamfitters), filed a putative class action complaint in the United States District Court for the District of Minnesota (the District of Minnesota) on behalf of all purchasers of Sleep Number common stock between February 18, 2021 and July 20, 2021, inclusive, against Sleep Number, Shelly Ibach and David Callen. Steamfitters alleges material misstatements and omissions in certain of Sleep Number’s public disclosures during the purported class period, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The complaint seeks, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the District of Minnesota.

On February 14, 2022, a second purported Sleep Number shareholder, Ricardo Dario Schammas, moved for appointment as lead plaintiff in the action. On March 24, 2022, the District of Minnesota heard argument on Schammas’s motion, and subsequently appointed Steamfitters and Schammas as Co-Lead Plaintiffs (together, Co-Lead Plaintiffs). On July 19, 2022, Co-Lead Plaintiffs filed a consolidated amended complaint, which, like the predecessor complaint, asserts claims against Sleep Number, Shelly Ibach, and David Callen under Sections 10(b) and 20(a) of the Exchange Act. Co-Lead Plaintiffs purport to assert these claims on behalf of all purchasers of Sleep Number common stock between February 18, 2021 and July 20, 2021. Defendants have not yet responded to the consolidated amended complaint, but believe the claims are without merit and intend to vigorously defend the matter.

11 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Shareholder Derivative Complaint

On May 12, 2022, Gwendolyn Calla Moore, as the appointed representative of purported Sleep Number shareholder Matthew Gelb, filed a derivative action (the Derivative Action) in the District of Minnesota against Jean-Michel Valette, Shelly Ibach, Barbara Matas, Brenda Lauderback, Daniel Alegre, Deborah Kilpatrick, Julie Howard, Kathleen Nedorostek, Michael Harrison, Stephen Gulis, Jr., David Callen, and Kevin Brown. Moore purports to assert claims on behalf of Sleep Number for breaches of fiduciary duty, waste, and contribution under Sections 10(b) and 21(d) of the Exchange Act. Moore’s allegations generally mirror those asserted in the securities complaint described above. The Moore complaint seeks damages in an unspecified amount, disgorgement, interest, and costs and expenses, including attorneys’ and experts’ fees. Defendants have not yet responded to the complaint in the Derivative Action, but believe the claims are without merit and intend to vigorously defend the matter.

Stockholder Demand

On March 25, 2022, Sleep Number received a stockholder litigation demand, requesting that the Board investigate the allegations in the securities class action complaint and pursue claims on Sleep Number’s behalf based on those allegations. On May 12, 2022, the Board established a special litigation committee to investigate the demand.

13. COVID-19 Pandemic

The COVID-19 pandemic impacted our 2021 and 2022 financial performance. In the first six months of 2021, even with the COVID-19 challenges, we generated strong demand and financial performance. In the first six months of 2022, our financial performance was impacted by: (i) the disruptive flow of semiconductor chips which affected our ability to deliver products to our customers; (ii) incremental costs from labor and material inflation, and expediting costs resulting from current-period global supply chain shortages; and (iii) record low consumer sentiment. The pandemic's future effects on our global supply chain and the potential for supply disruption (e.g., the lack or slowing of critical components caused by labor shortages or government-mandated work closures), effects on consumer demand and effects on our ongoing financial performance remains uncertain. See Part II, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion on the COVID-19 pandemic and the impact on our business.

12 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

•Current and future general and industry economic trends and consumer sentiment;
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
•Availability of attractive and cost-effective consumer credit options;
•Increasing government regulation;
•Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;

13 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

Additional information concerning these, and other risks and uncertainties is contained under the caption “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K.

We have no obligation to publicly update or revise any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Business Overview

At Sleep Number, our purpose is to improve the health and wellbeing of society through higher quality sleep. Our more than 5,500 mission-driven team members, supported by our culture of individuality and innovation, are dedicated to utilizing the science of sleep to create a healthier, kinder, more inclusive world.

As a leader in sleep health, research, and science, Sleep Number is at the forefront of sleep innovation. We are the exclusive developer, manufacturer, marketer, retailer and servicer of award-winning Sleep Number 360 smart beds and SleepIQ® technology. Our smart bed platform delivers benefits to deepen sleep through individualized, real-time, adaptive physical and digital experiences, and our more than 15 billion hours of longitudinal data enable groundbreaking research that helps solve sleep issues to fulfill our purpose. To date, we have improved more than 14 million lives.

We continue to advance our differentiated, consumer-focused strategic initiatives through enterprise-wide investments that strengthen our competitive advantages. This has resulted in Sleep Number being a broadly relevant, beloved brand which continues to benefit from the ongoing connectivity and advocacy of millions of smart sleepers. We generate revenue by marketing and selling our innovations directly to new and existing customers through our vertically integrated, exclusive, direct-to-consumer retail touch points including Stores, Online, Phone, and Chat (Total Retail). We are committed to creating long-term superior value for all stakeholders as we focus on our three performance drivers: (1) increasing consumer demand; (2) leveraging our vertically integrated business model; and (3) deploying capital efficiently.

COVID-19 Pandemic - Impact on our Business

The COVID-19 pandemic impacted our 2021 and 2022 financial performance. In the first six months of 2021, even with the COVID-19 challenges, we generated strong demand and financial performance. In the first six months of 2022, our financial performance was impacted by: (i) the disruptive flow of semiconductor chips which affected our ability to deliver products to our customers; (ii) incremental costs from labor and material inflation, and expediting costs resulting from current-period global supply chain shortages; and (iii) record low consumer sentiment. The pandemic's future effects on our global supply chain and the potential for supply disruption (e.g., the lack or slowing of critical components caused by labor shortages or government-mandated work closures), effects on consumer demand and effects on our ongoing financial performance remains uncertain. See Part II, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion on the COVID-19 pandemic and the impact on our business.

14 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Results of Operations

Quarterly and Year-to-Date Results

Quarterly and year-to-date operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, timing of investments in growth initiatives and infrastructure, timing of store openings/closings and related expenses, changes in net sales resulting from changes in our store base, timing of new product introductions and related expenses, timing of promotional offerings, competitive factors, changes in commodity costs, disruptions in global supplies or third-party service providers, seasonality of retail and bedding industry sales, consumer sentiment and general economic conditions. In addition, based on the duration and severity of the current global situation involving the COVID-19 pandemic, the war in Ukraine and other external factors, including but not limited to general economic conditions, inflation, consumer sentiment, store restrictions mandated by federal, state or local authorities and global supply chain disruptions, the extent to which these external factors will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted. Therefore, our historical results of operations may not be indicative of the results that may be achieved for any future period.

Highlights

Financial highlights for the three months ended July 2, 2022 were as follows:

•Net sales for the three months ended July 2, 2022 increased 13% to $549 million, compared with $484 million for the three months ended July 3, 2021. Demand was negatively impacted by a worsening macro environment with record low consumer sentiment. Net sales benefited from the delivery of high-revenue smart beds awaiting the arrival of a semiconductor chip for our Flexfit adjustable base.
•The 13% net sales increase consisted of a 9% comparable sales increase in Total Retail in addition to sales from 38 net new stores opened in the past 12 months that added 4 percentage points (ppt.) of growth. For additional details, see the components of total net sales change on page 16.
•Sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended July 2, 2022 totaled $3.5 million, consistent with the same period last year.
•Operating income for the three months ended July 2, 2022 was $50 million, compared with $30 million in the prior-year period. The $20 million increase in operating income was driven by the 13% increase in net sales, a 4.2 ppt. decrease in our operating expenses rate, partially offset by a 1.3 ppt. decrease in our gross profit rate.
•The 1.3 ppt. gross profit rate decrease was primarily due to the operating inefficiencies resulting from the uneven flow of electronics supply and incremental costs from labor and material inflation, partially offset by a favorable sales mix of our smart beds. See the Gross profit discussion on page 18 for additional details.
•The 4.2 ppt. decrease in our operating expenses rate was mainly due to the leveraging impact of the 13% net sales increase. In addition, we continued to prioritize investments in near- and long-term growth drivers, including $16 million of R&D expenses during the three months ended July 2, 2022.
•Net income for the three months ended July 2, 2022 increased to $35 million, compared with $22 million for the same period one year ago. Net income per diluted share was $1.54, compared with $0.88 last year.
•We achieved a return on invested capital (ROIC) of 21.8% on a trailing twelve-month basis for the period ended July 2, 2022, compared with 33.3% for the comparable period one year ago.
•Cash provided by operating activities was pressured by year-over-year changes in working capital and lower net income for the six months ended July 2, 2022 and decreased to $29 million, compared with $161 million for the same period one year ago.
•As of July 2, 2022, we had $443 million of borrowings under our revolving credit facility and available net liquidity of $376 million.

15 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
Net sales	$549.1	100.0%	$484.3	100.0%	$1,076.2	100.0%	$1,052.6	100.0%
Cost of sales	224.1	40.8%	191.5	39.5%	449.0	41.7%	403.8	38.4%
Gross profit	324.9	59.2%	292.9	60.5%	627.2	58.3%	648.8	61.6%
Operating expenses:
Sales and marketing	220.5	40.2%	206.0	42.5%	460.7	42.8%	429.6	40.8%
General and administrative	38.7	7.1%	41.2	8.5%	80.0	7.4%	83.8	8.0%
Research and development	15.8	2.9%	15.9	3.3%	32.1	3.0%	29.2	2.8%
Total operating expenses	275.0	50.1%	263.1	54.3%	572.9	53.2%	542.6	51.6%
Operating income	49.9	9.1%	29.7	6.1%	54.3	5.0%	106.1	10.1%
Interest expense, net	3.6	0.7%	1.6	0.3%	5.7	0.5%	2.6	0.2%
Income before income taxes	46.3	8.4%	28.1	5.8%	48.6	4.5%	103.6	9.8%
Income tax expense	11.4	2.1%	5.9	1.2%	11.6	1.1%	14.7	1.4%
Net income	$34.9	6.4%	$22.3	4.6%	$37.0	3.4%	$88.9	8.4%

Net income per share:
Basic	$1.56		$0.91		$1.64		$3.57
Diluted	$1.54		$0.88		$1.60		$3.44

Weighted-average number of common shares:
Basic	22.4		24.4		22.6		24.9
Diluted	22.7		25.2		23.2		25.9

The percentage of our total net sales, by dollar volume, was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Retail stores	89.4%	88.1%	86.9%	87.0%
Online, phone, chat and other	10.6%	11.9%	13.1%	13.0%
Total Company	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sales change rates:
Retail comparable-store sales (1)	10%	102%	(3%)	41%
Online, phone and chat	2%	(28%)	4%	17%
Total Retail comparable sales change (1)	9%	65%	(2%)	37%
Net opened/closed stores and other	4%	5%	4%	2%
Total Company	13%	70%	2%	39%
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

16 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Average sales per store (1) (in thousands)	$3,526	$3,542
Average sales per square foot (1)	$1,172	$1,203
Stores > $2 million in net sales (2)	82%	82%
Stores > $3 million in net sales (2)	45%	47%
Average revenue per smart bed unit (3)	$6,485	$5,094	$5,601	$5,059
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.

The number of retail stores operating was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Beginning of period	653	607	648	602
Opened	10	26	23	37
Closed	(4)	(12)	(12)	(18)
End of period	659	621	659	621

17 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Comparison of Three Months Ended July 2, 2022 with Three Months Ended July 3, 2021

Net sales

Net sales for the three months ended July 2, 2022 increased by $65 million, or 13%, to $549 million, compared with $484 million for the same period one year ago. Demand was negatively impacted by a worsening macro environment with record low consumer sentiment. Net sales benefited from the delivery of high-revenue smart beds awaiting the arrival of a semiconductor chip for our Flexfit adjustable base.

The 13% net sales increase consisted primarily of a 9% comparable sales increase in Total Retail in addition to sales from 38 net new stores opened in the past 12 months that added 4 percentage points (ppt.) of growth. For additional details, see the components of total net sales change on page 16.

The $65 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $41 million increase in our Total Retail comparable net sales; and (ii) a $24 million increase from net store openings. Total Retail smart bed unit sales decreased 11% compared with the prior year due to disruptive electronics supply. Total Retail average revenue per smart bed unit increased by 27% to $6,485, compared with $5,094 in the prior-year period and was impacted favorably by the high mix of our most profitable smart beds that had been awaiting the arrival of semiconductor chips for our FlexFit® adjustable bases.

Gross profit

Gross profit of $325 million for the three months ended July 2, 2022 increased by $32 million, or 11%, compared with $293 million for the same period one year ago. The gross profit rate declined to 59.2% of net sales for the three months ended July 2, 2022, compared with 60.5% for the prior-year comparable period.

The current-year gross profit rate decrease of 1.3 ppt. was mainly due to: (i) operating inefficiencies resulting from the uneven flow of electronics supply; (ii) incremental costs from labor and material inflation; partially offset by; (iii) pricing actions taken over the past twelve months; and (iv) a more favorable sales mix of our most profitable smart beds that had been awaiting the arrival of semiconductor chips for our FlexFit® adjustable bases. In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs, and changes in performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the three months ended July 2, 2022 were $220 million, or 40.2% of net sales, compared with $206 million, or 42.5% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate decrease of 2.3 ppt. was primarily due to: (i) the leveraging impact of the 13% net sales increase; offset by (ii) the additional costs associated with operating 38 net new stores; and (iii) higher fees associated with our customer credit-based promotional offers.

General and administrative expenses

General and administrative (G&A) expenses totaled $39 million, or 7.1% of net sales, for the three months ended July 2, 2022, compared with $41 million, or 8.5% of net sales, in the prior-year period. The $2.5 million decrease in G&A expenses consisted mainly of: (i) a $4.1 million decrease in employee compensation primarily resulting from a year-over-year reduction in Company-wide performance-based incentive compensation; offset by (ii) a $1.6 million increase in other miscellaneous expenses, including technology investments. The G&A expenses rate decreased by 1.4 ppt. in the current-year period, compared with the same period one year ago due to the leveraging impact of the 13% net sales increase, in addition to the items discussed above.

Research and development expenses

Research and development (R&D) expenses were $16 million for the three months ended July 2, 2022, consistent with the same period last year as we continued to prioritize our long-term life-changing sleep innovation initiatives.

18 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Interest expense

Interest expense, net increased to $4 million for the three months ended July 2, 2022, compared with $2 million for the same period one year ago. The $2 million increase was mainly driven by a higher weighted-average interest rate compared with the same period one year ago, and a higher level of outstanding borrowings during the three months ended July 2, 2022 compared with the same period in 2021.

Income tax expense

Income tax expense totaled $11.4 million for the three months ended July 2, 2022, compared with $5.9 million last year. The effective income tax rate for the three months ended July 2, 2022 was 24.5%, compared with 20.9% for the comparable period last year. Discrete tax benefits were minimal for the three months ended July 2, 2022, compared with $1.0 million in last year’s second quarter, primarily related to stock-based compensation excess tax benefits.

Comparison of Six Months Ended July 2, 2022 with Six Months Ended July 3, 2021

Net sales

Net sales for the six months ended July 2, 2022 increased by $24 million, or 2%, to $1.08 billion, compared with $1.05 billion for the same period one year ago. Demand was negatively impacted by a worsening macro environment with record low consumer sentiment.

The 2% net sales increase consisted of 4 percentage points (ppt.) of sales growth from net new stores opened in the past 12 months partially offset by a 2% comparable sales decrease in Total Retail. For additional details, see the components of total net sales change on page 16.

The $24 million net sales increase compared with the same period one year ago was comprised of the following: (i) a $42 million increase resulting from net store openings; partially offset by (ii) an $18 million decrease in our Total Retail comparable net sales. Total smart bed unit sales declined 8% compared with the prior year. Average revenue per smart bed unit in Total Retail increased by 11% to $5,601, compared with $5,059 in the prior-year period.

Gross profit

Gross profit of $627 million decreased by $22 million, or 3%, compared with $649 million for the same period one year ago. The gross profit rate decreased to 58.3% of net sales for the six months ended July 2, 2022, compared with 61.6% for the prior-year comparable period.

The current-year gross profit rate decrease of 3.3 ppt. was mainly due to: (i) incremental costs from labor and material inflation; (ii) operating inefficiencies resulting from the uneven flow of electronics supply and constrained deliveries; partially offset by (iii) pricing actions taken over the past twelve months. Our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs, product mix and changes in performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the six months ended July 2, 2022 were $461 million, or 42.8% of net sales, compared with $430 million, or 40.8% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 2.0 ppt. was primarily due to: (i) the additional costs associated with operating 38 net new stores; (ii) higher fees associated with our customer credit-based promotional offers; (iii) a 6% increase in media expenses; partially offset by (iv) lower variable compensation due to the negatively impacted demand.

General and administrative expenses

General and administrative (G&A) expenses totaled $80 million, or 7.4% of net sales, for the six months ended July 2, 2022, compared with $84 million, or 8.0% of net sales, in the prior-year period. The $4 million decrease in G&A expenses consisted of: (i) an $11 million decrease in employee compensation primarily resulting from a year-over-year decrease in Company-wide performance-based incentive compensation; partially offset by (ii) a $7 million increase in other miscellaneous expenses, including technology investments and travel expenses. The G&A expenses rate

19 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

decreased by 0.6 ppt. in the current-year period, compared with the same period one year ago due to the net expense reductions discussed above and the leveraging impact of the 2% net sales increase.

Research and development expenses

Research and development (R&D) expenses increased by 10% to $32 million for the six months ended July 2, 2022, compared with $29 million for the same period one year ago. The R&D expense rate for the six months ended July 2, 2022 increased to 3.0% of net sales, compared with 2.8% of net sales for the prior year. The spending level increase supports our continued prioritization in our long-term life-changing sleep innovation initiatives.

Interest expense, net

Interest expense, net increased to $6 million for the six months ended July 2, 2022, compared with $3 million for the same period one year ago. The $3 million increase was mainly driven by a higherlevel of outstanding borrowings during the six months ended July 2, 2022, compared with the same period one year ago, and a higher weighted-average interest rate compared with the same period one year ago.

Income tax expense

Income tax expense totaled $12 million for the six months ended July 2, 2022, compared with $15 million last year. The effective income tax rate for the six months ended July 2, 2022 increased to 23.8%, compared with 14.2% for the comparable period last year, reflecting lower stock-based compensation excess tax benefits in the current-year six-month period.

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value over time. Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $825 million revolving credit facility. As of July 2, 2022, we do not have any off-balance sheet financing other than our $6 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail stores for the foreseeable future.

Changes in cash and cash equivalents during the six months ended July 2, 2022 primarily consisted of $29 million of cash provided by operating activities and a $71 million net increase in short-term borrowings, offset by $37 million of cash used to purchase property and equipment, and $64 million of cash used to repurchase our common stock (based on settlement, $55 million under our Board-approved share repurchase program and $9 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	July 2, 2022	July 3, 2021
Total cash provided by (used in):
Operating activities	$28.7	$161.4
Investing activities	(36.5)	(32.0)
Financing activities	7.7	(131.5)
Net decrease in cash and cash equivalents	$(0.1)	$(2.1)

Cash provided by operating activities for the six months ended July 2, 2022 was $29 million, compared with $161 million for the six months ended July 3, 2021. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $52 million decrease in net income for the six months ended July 2, 2022, compared with the same period one year ago; (ii) a $62 million fluctuation in customer prepayments due to timing of deliveries; (iii) a $25 million change in accounts payable with both periods impacted by business changes and timing of payments; (iv) a $20 million fluctuation in prepaid expenses and other assets due to both periods being impacted by the timing of rent payments; and (v) a $16 million fluctuation in income taxes due to changes in taxable income.

20 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Net cash used in investing activities to purchase property and equipment was $37 million for the six months ended July 2, 2022, compared with $32 million for the same period one year ago. The year-over-year increase was primarily due to the timing of cash flows associated with investments in information technology.
Net cash provided by financing activities was $8 million for the six months ended July 2, 2022, compared with net cash used in financing activities of $131 million for the same period last year. During the six months ended July 2, 2022, we repurchased $64 million of our stock (based on settlement dates, $55 million under our Board-approved share repurchase program and $9 million in connection with the vesting of employee restricted stock awards), compared with $281 million during the same period one year ago. Short-term borrowings increased by $71 million during the current-year period due to a $61 million increase in borrowings under our revolving credit facility to $443 million and a $10 million increase in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings increased by $146 million during the prior-year period due to a $138 million increase in borrowings under our credit facility to $382 million and an $8 million increase in book overdrafts.
Under our Board-approved share repurchase program, we repurchased 1.0 million shares at a cost of $55 million (based on trade dates, an average of $57.46 per share) during the six months ended July 2, 2022. During the six months ended July 3, 2021, we repurchased 2.1 million shares at a cost of $267 million (based on trade dates, an average of $125.86 per share). There is no expiration date governing the period over which we can repurchase shares. At July 2, 2022, there is $348 million remaining authorization under our Board-approved $600 million share repurchase program.

As of July 2, 2022, we had $443 million of borrowings under our revolving credit facility. We also had $6 million in outstanding letters of credit. Net liquidity available under our credit facility was $376 million at July 2, 2022. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Our leverage ratio as defined in our credit agreement was 3.3x as of July 2, 2022. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. As of July 2, 2022, the weighted-average interest rate on borrowings under the credit facility was 3.7% and we were in compliance with all financial covenants.

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance their purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility, including a maximum leverage ratio and a minimum interest coverage ratio. As of July 2, 2022, we were in compliance with all financial covenants.

On July 15, 2022, we executed a fifth amendment to the Synchrony Agreement that extended the term from December 31, 2023 to December 31, 2028, subject to earlier termination upon certain events. Under the terms of the Synchrony Agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. As the accounts are owned by Synchrony Bank, at no time are the accounts purchased or acquired from us. We are not liable to Synchrony Bank for our customers’ credit defaults.

21 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

Our Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$34,933	$22,250	$101,869	$201,563
Income tax expense	11,359	5,864	30,442	43,564
Interest expense	3,619	1,607	9,406	5,227
Depreciation and amortization	15,920	15,006	61,857	59,802
Stock-based compensation	3,910	5,968	18,872	27,114
Asset impairments	80	—	266	142
Adjusted EBITDA	$69,821	$50,695	$222,712	$337,412

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net cash provided by operating activities	$28,691	$161,420	$167,281	$354,080
Subtract: Purchases of property and equipment	36,559	32,012	71,447	47,417
Free cash flow	$(7,868)	$129,408	$95,834	$306,663

22 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

	Trailing-Twelve Months Ended
	July 2, 2022	July 3, 2021
Net operating profit after taxes (NOPAT)
Operating income	$141,718	$250,352
Add: Rent expense (1)	107,035	95,226
Add: Interest income	—	2
Less: Depreciation on capitalized operating leases (2)	(27,078)	(24,577)
Less: Income taxes (3)	(52,891)	(76,939)
NOPAT	$168,784	$244,064

Average invested capital
Total deficit	$(442,962)	$(403,658)
Add: Long-term debt (4)	443,779	382,794
Add: Capitalized operating lease obligations (5)	856,280	761,808
Total invested capital at end of period	$857,097	$740,944

Average invested capital (6)	$772,772	$733,151

Return on invested capital (ROIC) (7)	21.8%	33.3%
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
(3)Reflects annual effective income tax rates, before discrete adjustments, of 23.9% and 24.0% for July 2, 2022 and July 3, 2021, respectively.
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

GAAP - generally accepted accounting principles in the U.S.

23 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

Off-Balance-Sheet Arrangements

As of July 2, 2022, we were not involved in any unconsolidated special purpose entity transactions. Other than our $6 million in outstanding letters of credit, we do not have any off-balance-sheet financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $3.3 million based on the $443 million of borrowings under our credit facility at July 2, 2022. We do not manage the interest-rate volatility risk of borrowings under our credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

24 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 3, 2022 through April 30, 2022	982	$49.62	—	$360,631,000
May 1, 2022 through May 28, 2022	215,629	$42.81	215,139	$351,421,000
May 29, 2022 through July 2, 2022	78,607	$42.82	78,170	$348,071,000
Total	295,218	$42.83	293,309	$348,071,000
___________________________
(1)Under our Board-approved $600 million share repurchase program (effective April 4, 2021), we repurchased 0.3 million shares of our common stock at a cost of $13 million (based on trade dates) during the three months ended July 2, 2022.
(2)In connection with the vesting of employee restricted stock grants, we repurchased 1,909 shares of our common stock at a cost of $85 thousand during the three months ended July 2, 2022.
(3)There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

25 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Amended and Restated Sleep Number Corporation Executive Severance Pay Plan
10.2*	Fifth Amendment to Retailer Program Agreement, dated July 15, 2022 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (1)
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed Herewith
(1) Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

26 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	August 9, 2022	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Joel J. Laing
Joel J. Laing
Chief Accounting Officer
(principal accounting officer)

27 | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION