Form 10-Q
period 2022-10-01
Sleep Number Corp
filed 2022-11-08
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
As of October 1, 2022, 22,001,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	October 1, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$1,348	$2,389
Accounts receivable, net of allowances of $1,508 and $924, respectively	26,747	25,718
Inventories	113,554	105,644
Prepaid expenses	21,214	18,953
Other current assets	34,803	54,917
Total current assets	197,666	207,621

Non-current assets:
Property and equipment, net	199,917	195,128
Operating lease right-of-use assets	389,524	371,133
Goodwill and intangible assets, net	68,666	70,468
Deferred income taxes	6,267	—
Other non-current assets	78,741	75,190
Total assets	$940,781	$919,540

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$406,300	$382,500
Accounts payable	199,154	162,547
Customer prepayments	95,274	129,499
Accrued sales returns	25,651	22,368
Compensation and benefits	27,339	51,240
Taxes and withholding	31,361	22,087
Operating lease liabilities	77,243	72,360
Other current liabilities	60,949	64,177
Total current liabilities	923,271	906,778

Non-current liabilities:
Deferred income taxes	—	688
Operating lease liabilities	350,370	336,192
Other non-current liabilities	104,611	100,835
Total liabilities	1,378,252	1,344,493

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,001 and 22,683 shares issued and outstanding, respectively	220	227
Additional paid-in capital	458	3,971
Accumulated deficit	(438,149)	(429,151)
Total shareholders’ deficit	(437,471)	(424,953)
Total liabilities and shareholders’ deficit	$940,781	$919,540

See accompanying notes to condensed consolidated financial statements.

1 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$540,566	$640,393	$1,616,769	$1,692,965
Cost of sales	237,479	250,039	686,439	653,842
Gross profit	303,087	390,354	930,330	1,039,123

Operating expenses:
Sales and marketing	239,656	255,512	700,405	685,123
General and administrative	36,003	47,676	116,049	131,488
Research and development	14,786	14,431	46,908	43,633
Total operating expenses	290,445	317,619	863,362	860,244
Operating income	12,642	72,735	66,968	178,879
Interest expense, net	5,606	1,816	11,352	4,400
Income before income taxes	7,036	70,919	55,616	174,479
Income tax expense	2,003	17,198	13,576	31,874
Net income	$5,033	$53,721	$42,040	$142,605

Basic net income per share:
Net income per share – basic	$0.23	$2.29	$1.87	$5.84
Weighted-average shares – basic	22,218	23,464	22,444	24,404

Diluted net income per share:
Net income per share – diluted	$0.22	$2.22	$1.83	$5.63
Weighted-average shares – diluted	22,573	24,233	22,959	25,324

See accompanying notes to condensed consolidated financial statements.

2 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2022	22,683	$227	$3,971	$(429,151)	$(424,953)
Net income	—	—	—	2,074	2,074
Exercise of common stock options	21	—	531	—	531
Stock-based compensation	341	3	4,130	—	4,133
Repurchases of common stock	(813)	(8)	(8,632)	(42,358)	(50,998)
Balance at April 2, 2022	22,232	$222	$—	$(469,435)	$(469,213)
Net income	—	—	—	34,933	34,933
Exercise of common stock options	2	—	54	—	54
Stock-based compensation	26	1	3,909	—	3,910
Repurchases of common stock	(296)	(3)	(3,963)	(8,680)	(12,646)
Balance at July 2, 2022	21,964	$220	$—	$(443,182)	$(442,962)
Net income	—	—	—	5,033	5,033
Exercise of common stock options	19	—	413	—	413
Stock-based compensation	30	—	542	—	542
Repurchases of common stock	(12)	—	(497)	—	(497)
Balance at October 1, 2022	22,001	$220	$458	$(438,149)	$(437,471)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 2, 2021	25,390	$254	$—	$(224,232)	$(223,978)
Net income	—	—	—	66,634	66,634
Exercise of common stock options	106	1	2,459	—	2,460
Stock-based compensation	314	3	6,413	—	6,416
Repurchases of common stock	(1,346)	(13)	(8,872)	(175,297)	(184,182)
Balance at April 3, 2021	24,464	$245	$—	$(332,895)	$(332,650)
Net income	—	—	—	22,250	22,250
Exercise of common stock options	35	—	1,075	—	1,075
Stock-based compensation	22	—	5,969	—	5,969
Repurchases of common stock	(899)	(9)	(7,044)	(93,249)	(100,302)
Balance at July 3, 2021	23,622	$236	$—	$(403,894)	$(403,658)
Net income	—	—	—	53,721	53,721
Exercise of common stock options	10	—	312	—	312
Stock-based compensation	19	—	7,316	—	7,316
Repurchases of common stock	(1,004)	(10)	(7,628)	(90,119)	(97,757)
Balance at October 2, 2021	22,647	$226	$—	$(440,292)	$(440,066)

See accompanying notes to condensed consolidated financial statements.

3 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$42,040	$142,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,342	44,786
Stock-based compensation	8,585	19,701
Net loss (gain) on disposals and impairments of assets	274	(20)
Deferred income taxes	(6,955)	291
Changes in operating assets and liabilities:
Accounts receivable	(1,029)	(1,517)
Inventories	(11,080)	(4,767)
Income taxes	4,530	5,615
Prepaid expenses and other assets	20,082	(13,879)
Accounts payable	28,889	51,543
Customer prepayments	(34,225)	35,785
Accrued compensation and benefits	(23,735)	(12,725)
Other taxes and withholding	4,744	7,636
Other accruals and liabilities	(1,340)	17,630
Net cash provided by operating activities	80,122	292,684

Cash flows from investing activities:
Purchases of property and equipment	(52,808)	(49,370)
Proceeds from sales of property and equipment	49	257
Net cash used in investing activities	(52,759)	(49,113)

Cash flows from financing activities:
Repurchases of common stock	(64,141)	(381,496)
Net increase in short-term borrowings	34,781	132,222
Proceeds from issuance of common stock	998	3,847
Debt issuance costs	(42)	(557)
Net cash used in financing activities	(28,404)	(245,984)

Net decrease in cash and cash equivalents	(1,041)	(2,413)
Cash and cash equivalents, at beginning of period	2,389	4,243
Cash and cash equivalents, at end of period	$1,348	$1,830

See accompanying notes to condensed consolidated financial statements.

4 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

We prepared the condensed consolidated financial statements as of and for the three and nine months ended October 1, 2022 of Sleep Number Corporation and our 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position as of October 1, 2022 and January 1, 2022, and the consolidated results of operations and cash flows for the periods presented. Our historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period. In addition, based on the duration and severity of the current global situation involving the COVID-19 pandemic, the war in Ukraine, historic low consumer sentiment and other external factors, including but not limited to general economic conditions, inflation, consumer sentiment, store restrictions mandated by federal, state or local authorities and global supply chain disruptions (especially disruptive supply and flow of semiconductor chips and other electronic components), the extent to which these external factors will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.

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

2. Fair Value Measurements

At October 1, 2022 and January 1, 2022, we had $16 million and $19 million, respectively, of debt and equity securities that fund our deferred compensation plan and are classified in other non-current assets. We also had corresponding deferred compensation plan liabilities of $16 million and $19 million at October 1, 2022 and January 1, 2022, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

5 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Inventories

Inventories consisted of the following (in thousands):

	October 1, 2022	January 1, 2022
Raw materials	$6,763	$11,752
Work in progress	92	83
Finished goods	106,699	93,809
	$113,554	$105,644

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at October 1, 2022 and January 1, 2022. Indefinite-lived trade name/trademarks totaled $1.4 million at October 1, 2022 and January 1, 2022.

Definite-lived Intangible Assets

The gross carrying amount of our developed technologies was $18.4 million at October 1, 2022 and January 1, 2022. Accumulated amortization was $16.7 million and $15.5 million at October 1, 2022 and January 1, 2022. Amortization expense for both the three months ended October 1, 2022 and October 2, 2021, was $0.5 million. Amortization expense for both the nine months ended October 1, 2022 and October 2, 2021, was $1.6 million.

The gross carrying amount of our patents was $2.0 million at October 1, 2022 and January 1, 2022. Accumulated amortization was $0.5 million and $0.3 million at October 1, 2022 and January 1, 2022, respectively. Amortization expense for both the three months ended October 1, 2022 and October 2, 2021, was $55 thousand. Amortization expense for both the nine months ended October 1, 2022 and October 2, 2021, was $0.2 million.

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2022 (excluding the nine months ended October 1, 2022)	$601
2023	1,431
2024	222
2025	226
2026	222
2027	222
Thereafter	300
Total future amortization for definite-lived intangible assets	$3,224

5. Credit Agreement

As of October 1, 2022, our credit facility had a total commitment amount of $825 million. The credit facility is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. The credit agreement includes an accordion feature which allows us to increase the amount of the credit facility from $825 million to $1.2 billion, subject to lenders’ approval. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum net leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement matures in December 2026. We were in compliance with all financial covenants as of October 1, 2022.

6 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

We amended the credit agreement on October 26, 2022. The amendment, among other things, (a) provides relief from the requirement that the net leverage ratio not exceed 3.75x for certain corporate actions including Permitted Capital Distributions for Performance or Taxes (as defined in the Credit Agreement) and certain acquisition activity; (b) increases the permissible net leverage ratio to 5.0x for the three consecutive quarterly reporting periods ending July 1, 2023; (c) increases the commitment fee rate to 50 basis points and the margin applicable to interest rates for all borrowings by an additional 50 basis points, in each case if the net leverage ratio is greater than or equal to 4.5x; and (d) replaces the option to borrow at an interest rate based on London Interbank Offered Rate (LIBOR) to one based on a Term SOFR Rate. The Term SOFR Rate equals the sum of (x) the Term SOFR Screen Rate (as defined in the Credit Agreement) for the applicable interest period (but in no event less than zero), plus (y) 0.10%, plus (z) the margin based on Sleep Number’s net leverage ratio. A fee for the amendment is payable to the lenders in an amount equal to 7.5 basis points multiplied by the sum of the Revolving Credit Commitment and the outstanding amount of Term Loans (as each is defined in the Credit Agreement).

The following table summarizes our borrowings under the credit facility ($ in thousands):

	October 1, 2022	January 1, 2022
Outstanding borrowings	$406,300	$382,500
Outstanding letters of credit	$5,947	$3,997
Additional borrowing capacity	$412,753	$438,503
Weighted-average interest rate	5.1%	1.6%

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

At October 1, 2022, our finance right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating lease costs(1)	$27,821	$24,352	$81,925	$73,623
Variable lease costs	$54	$840	$647	$2,181
___________________________
(1)Includes short-term lease costs which are not significant.

7 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The maturities of operating lease liabilities as of October 1, 2022, were as follows(1) (in thousands):

2022 (excluding the nine months ended October 1, 2022)	$25,605
2023	99,133
2024	87,684
2025	77,399
2026	65,885
2027	50,511
Thereafter	105,869
Total operating lease payments(2)	512,086
Less: Interest	84,473
Present value of operating lease liabilities	$427,613
___________________________
(1)Total operating lease payments exclude $89 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $77 million for operating lease liabilities.

Other information related to operating leases was as follows:

	October 1, 2022	January 1, 2022
Weighted-average remaining lease term (in years)	6.2	6.4
Weighted-average discount rate	6.1%	6.1%

	Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021
Cash paid for amounts included in present value of operating lease liabilities	$74,189	$66,561
Right-of-use assets obtained in exchange for operating lease liabilities	$56,048	$78,192

7. Repurchases of Common Stock

Repurchases of our common stock were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Amount repurchased under Board-approved share repurchase program	$—	$97,046	$54,868	$364,478
Amount repurchased in connection with the vesting of employee restricted stock grants	497	711	9,273	17,763
Total amount repurchased (based on trade dates)	$497	$97,757	$64,141	$382,241

As of October 1, 2022, the remaining authorization under the $600 million share repurchase program was $348 million.

8 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in our condensed consolidated balance sheets as follows (in thousands):

	October 1, 2022	January 1, 2022
Deferred contract assets included in:
Other current assets	$27,894	$28,048
Other non-current assets	55,095	49,343
	$82,989	$77,391

	October 1, 2022	January 1, 2022
Deferred contract liabilities included in:
Other current liabilities	$36,160	$36,490
Other non-current liabilities	70,676	63,680
	$106,836	$100,170

The deferred revenue and costs related to SleepIQ® technology are currently recognized on a straight-line basis over the product's estimated life of 4.5 to 5.0 years because our inputs are generally expended evenly throughout the performance period. During the three months ended October 1, 2022 and October 2, 2021, we recognized revenue of $9 million and $8 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods. During the nine months ended October 1, 2022 and October 2, 2021, we recognized revenue of $26 million and $22 million, respectively, that were included in the deferred contract liability balances at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of our revenues for the three and nine months ended October 1, 2022 and 99% and 98% for the three and nine months ended October 2, 2021, respectively.

Net sales were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Retail stores	$466,632	$565,939	$1,401,789	$1,481,780
Online, phone, chat and other	73,934	74,454	214,980	211,185
Total Company	$540,566	$640,393	$1,616,769	$1,692,965

Obligation for Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Balance at beginning of year	$22,368	$24,765
Additions that reduce net sales	79,353	69,877
Deductions from reserves	(76,070)	(66,124)
Balance at end of period	$25,651	$28,518

9 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Stock-based Compensation Expense

Total stock-based compensation expense (benefit) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Stock awards (1)	$(435)	$6,506	5,778	$17,533
Stock options	977	810	2,807	2,168
Total stock-based compensation expense (1)	542	7,316	8,585	19,701
Income tax benefit	133	1,835	2,112	4,906
Total stock-based compensation expense, net of tax	$409	$5,481	$6,473	$14,795
___________________________
(1) Changes in stock-based compensation expense reflect the cumulative impact of the change in the expected achievements of certain performance targets.

10. Profit Sharing and 401(k) Plan

Under our profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, we may make a discretionary contribution equal to a percentage of the employee’s contribution. During the three months ended October 1, 2022 and October 2, 2021, our contributions, net of forfeitures, were $2.3 million and $2.0 million, respectively. During the nine months ended October 1, 2022 and October 2, 2021, our contributions, net of forfeitures, were $7.6 million and $5.7 million, respectively.

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$5,033	$53,721	$42,040	$142,605
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,218	23,464	22,444	24,404
Dilutive effect of stock-based awards	355	769	515	920
Diluted weighted-average shares outstanding	22,573	24,233	22,959	25,324
Net income per share – basic	$0.23	$2.29	$1.87	$5.84
Net income per share – diluted	$0.22	$2.22	$1.83	$5.63
For the three and nine months ended October 1, 2022 and October 2, 2021, anti-dilutive stock-based awards excluded from the diluted net income per share calculations were 0.5 million and 0.1 million for the three months ended October 1, 2022 and October 2, 2021, respectively, and 0.5 million and 0.1 million for the nine months ended October 1, 2022 and October 2, 2021, respectively.

10 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Balance at beginning of year	$10,069	$12,152
Additions charged to costs and expenses for current-year sales	13,093	12,780
Deductions from reserves	(13,210)	(13,489)
Changes in liability for pre-existing warranties during the current year, including expirations	(546)	(380)
Balance at end of period	$9,406	$11,063

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

On February 14, 2022, a second purported Sleep Number shareholder, Ricardo Dario Schammas, moved for appointment as lead plaintiff in the action. On March 24, 2022, the District of Minnesota heard argument on Schammas’s motion, and subsequently appointed Steamfitters and Schammas as Co-Lead Plaintiffs (together, Co-Lead Plaintiffs). On July 19, 2022, Co-Lead Plaintiffs filed a consolidated amended complaint, which, like the predecessor complaint, asserts claims against Sleep Number, Shelly Ibach, and David Callen under Sections 10(b) and 20(a) of the Exchange Act. Co-Lead Plaintiffs purport to assert these claims on behalf of all purchasers of Sleep Number common stock between February 18, 2021 and July 20, 2021. Defendants moved to dismiss the consolidated complaint on September 19, 2022, which motion remains pending.

11 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

On September 13, 2022, the District of Minnesota entered a joint stipulation staying all proceedings in the Derivative Action pending the outcome of any motion to dismiss the Steamfitters consolidated amended complaint.

Stockholder Demand

On March 25, 2022, Sleep Number received a shareholder litigation demand (the “Demand”), requesting that the Board investigate the allegations in the securities class action complaint and pursue claims on Sleep Number’s behalf based on those allegations. On May 12, 2022, the Board established a special litigation committee to investigate the demand.

On October 5 and October 12, 2022, Sleep Number received two additional shareholder litigation demands, which adopted and incorporated the allegations and requests in the Demand. Both of these additional litigation demands were referred to the special litigation committee.

The special litigation committee has concluded that it would not be in the best interests of Sleep Number and its shareholders to take any of the actions requested in the demands at this time.

13. COVID-19 Pandemic

The COVID-19 pandemic impacted our 2021 and 2022 financial performance. In the first nine months of 2021, even with the COVID-19 challenges, we generated strong demand and financial performance. In the first nine months of 2022, our financial performance was impacted by: (i) the disruptive flow of semiconductor chips which affected our ability to deliver products to our customers; (ii) incremental costs from labor and material inflation, and expediting costs resulting from current-period global supply chain shortages; and (iii) record low consumer sentiment. The pandemic's future effects on our global supply chain and the potential for supply disruption (e.g., the lack or slowing of critical components caused by labor shortages or government-mandated work closures), effects on consumer demand and effects on our ongoing financial performance remains uncertain. See Part II, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion on the COVID-19 pandemic and the impact on our business.

12 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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
•Availability of attractive and cost-effective consumer credit options;
•Increasing government regulation;
•Pending or unforeseen litigation and the potential for adverse publicity associated with litigation;

13 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

Business Overview

Sleep Number is a company with purpose, with over 5,300 mission-driven team members who are dedicated to improving the health and wellbeing of society through higher quality sleep. We have improved more than 14 million lives and are dedicated to lifelong relationships with our smart sleepers.

Sleep Number is a leader in sleep and wellness technology. Our 360® smart bed platform connects the physical and digital worlds, creating an immersive, adaptive, and individualized sleep health experience. Quality sleep is vital for physical, mental, and emotional wellbeing; our smart beds deliver exceptional sleep by automatically sensing and effortlessly adjusting to the needs of each sleeper. Through partnerships with the world’s leading health and research institutions, we are advancing sleep science with our 17 billion hours of highly accurate, longitudinal sleep data from millions of sleepers in our Smart SleeperSM community.

We continue to advance our differentiated, consumer-focused strategy through enterprise-wide initiatives that strengthen our competitive advantages. This has resulted in Sleep Number being a beloved brand with ongoing connectivity and advocacy of millions of smart sleepers. We generate revenue by marketing and selling our innovations directly to new and existing customers through our vertically integrated, exclusive, direct-to-consumer retail touch points including Stores, Online, Phone, and Chat (Total Retail). We are committed to creating long-term superior value for all stakeholders as we focus on our three performance drivers: (1) increasing consumer demand; (2) leveraging our vertically integrated business model; and (3) deploying capital efficiently.

COVID-19 Pandemic - Impact on our Business

The COVID-19 pandemic impacted our 2021 and 2022 financial performance. In the first nine months of 2021, even with the COVID-19 challenges, we generated strong demand and financial performance. In the first nine months of 2022, our financial performance was impacted by: (i) the disruptive flow of semiconductor chips which affected our ability to deliver products to our customers; (ii) incremental costs from labor and material inflation, and expediting costs resulting from current-period global supply chain shortages; and (iii) record low consumer sentiment. The pandemic's future effects on our global supply chain and the potential for supply disruption (e.g., the lack or slowing of critical components caused by labor shortages or government-mandated work closures), effects on consumer demand and effects on our ongoing financial performance remains uncertain.

14 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

Highlights

Financial highlights for the three months ended October 1, 2022 were as follows:

•Net sales for the three months ended October 1, 2022 decreased 16% to $541 million, compared with $640 million for the three months ended October 2, 2021. Net sales were affected by semiconductor chip supply constraints. Demand was negatively impacted by record low consumer sentiment and constrained chip supply that limited our product offering and drove longer-than-normal lead times.
•The 16% net sales decrease consisted of a 18% comparable sales decrease in Total Retail offset by additional sales from 30 net new stores opened in the past 12 months that added 2 percentage points (ppt.) of growth. For additional details, see the components of total net sales change on page 16.
•Sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended October 1, 2022 totaled $3.3 million, compared with $3.7 million with the same period last year.
•Operating income for the three months ended October 1, 2022 was $13 million, compared with $73 million in the prior-year period. The $60 million decrease in operating income was driven by the 16% decrease in net sales, a 4.9 ppt. decrease in our gross profit rate and a 4.1 ppt. increase in our operating expenses rate.
•The 4.9 ppt. gross profit rate decrease was primarily due to 17% lower delivered smart bed volume, operating inefficiencies resulting from constrained and uneven flow of semiconductor chip supply, brokerage premiums for parts needed to close supply gaps, incremental costs from labor and material inflation, and an unfavorable sales mix of our smart beds. See the Gross profit discussion on page 18 for additional details.
•The 4.1 ppt. increase in our operating expenses rate was mainly due to the deleveraging impact of the 16% net sales decrease. In addition, we continued to prioritize investments in near- and long-term growth drivers, including $15 million of R&D expenses during the three months ended October 1, 2022.
•Net income for the three months ended October 1, 2022 decreased to $5 million, compared with $54 million for the same period one year ago. Net income per diluted share was $0.22, compared with $2.22 last year.
•We achieved a return on invested capital (ROIC) of 15.8% on a trailing twelve-month basis for the period ended October 1, 2022, compared with 34.6% for the comparable period one year ago.
•Cash provided by operating activities was pressured by year-over-year changes in working capital and lower net income for the nine months ended October 1, 2022 and decreased to $80 million, compared with $293 million for the same period one year ago.
•As of October 1, 2022, we had $406 million of borrowings under our revolving credit facility and available net liquidity of $413 million.

15 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

The following table sets forth our results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	October 1, 2022		October 2, 2021		October 1, 2022		October 2, 2021
Net sales	$540.6	100.0%	$640.4	100.0%	$1,616.8	100.0%	$1,693.0	100.0%
Cost of sales	237.5	43.9%	250.0	39.0%	686.4	42.5%	653.8	38.6%
Gross profit	303.1	56.1%	390.4	61.0%	930.3	57.5%	1,039.1	61.4%
Operating expenses:
Sales and marketing	239.7	44.3%	255.5	39.9%	700.4	43.3%	685.1	40.5%
General and administrative	36.0	6.7%	47.7	7.4%	116.0	7.2%	131.5	7.8%
Research and development	14.8	2.7%	14.4	2.3%	46.9	2.9%	43.6	2.6%
Total operating expenses	290.4	53.7%	317.6	49.6%	863.4	53.4%	860.2	50.8%
Operating income	12.6	2.3%	72.7	11.4%	67.0	4.1%	178.9	10.6%
Interest expense, net	5.6	1.0%	1.8	0.3%	11.4	0.7%	4.4	0.3%
Income before income taxes	7.0	1.3%	70.9	11.1%	55.6	3.4%	174.5	10.3%
Income tax expense	2.0	0.4%	17.2	2.7%	13.6	0.8%	31.9	1.9%
Net income	$5.0	0.9%	$53.7	8.4%	$42.0	2.6%	$142.6	8.4%

Net income per share:
Basic	$0.23		$2.29		$1.87		$5.84
Diluted	$0.22		$2.22		$1.83		$5.63

Weighted-average number of common shares:
Basic	22.2		23.5		22.4		24.4
Diluted	22.6		24.2		23.0		25.3

The percentage of our total net sales, by dollar volume, was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Retail stores	86.3%	88.4%	86.7%	87.5%
Online, phone, chat and other	13.7%	11.6%	13.3%	12.5%
Total Company	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Sales change rates:
Retail comparable-store sales (1)	(21%)	19%	(10%)	32%
Online, phone and chat	0%	0%	3%	11%
Total Retail comparable sales change (1)	(18%)	16%	(8%)	28%
Net opened/closed stores and other	2%	5%	3%	3%
Total Company	(16%)	21%	(5%)	31%
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

16 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Average sales per store (1) (in thousands)	$3,302	$3,689
Average sales per square foot (1)	$1,093	$1,249
Stores > $2 million in net sales (2)	77%	85%
Stores > $3 million in net sales (2)	38%	50%
Average revenue per smart bed unit (3)	$5,083	$5,021	$5,416	$5,045
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).`
(3)Represents Total Retail net sales divided by Total Retail smart bed units.

The number of retail stores operating was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Beginning of period	659	621	648	602
Opened	12	18	35	55
Closed	(9)	(7)	(21)	(25)
End of period	662	632	662	632

17 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Comparison of Three Months Ended October 1, 2022 with Three Months Ended October 2, 2021

Net sales

Net sales for the three months ended October 1, 2022 decreased by $100 million, or 16%, to $541 million, compared with $640 million for the same period one year ago. Net sales were affected by semiconductor chip supply constraints. Demand was negatively impacted by record low consumer sentiment and constrained chip supply that limited our product offering and drove longer-than-normal lead times.

The 16% net sales decrease consisted primarily of a 18% comparable sales decrease in Total Retail offset by additional sales from 30 net new stores opened in the past 12 months that added 2 percentage points (ppt.) of growth. For additional details, see the components of total net sales change on page 16.

The $100 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $112 million decrease in our Total Retail comparable net sales; offset by (ii) a $12 million increase from net store openings. Total Retail smart bed unit sales decreased 17% compared with the prior year due to disruptive electronics supply and softer demand. Total Retail average revenue per smart bed unit increased by 1% to $5,083, compared with $5,021 in the prior-year period.

Gross profit

Gross profit of $303 million for the three months ended October 1, 2022 decreased by $87 million, or 22%, compared with $390 million for the same period one year ago. The gross profit rate declined to 56.1% of net sales for the three months ended October 1, 2022, compared with 61.0% for the prior-year comparable period.

The current-year gross profit rate decrease of 4.9 ppt. was mainly due to: (i) 17% lower delivered smart bed volume; (ii) year-over-year unfavorable product mix changes; (iii) operating inefficiencies resulting from the uneven flow of electronics supply; (iv) incremental costs from labor and material inflation including brokerage premiums to close supply gaps and expedited freight; partially offset by; (v) pricing actions taken over the past twelve months. In addition, our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs, and changes in performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the three months ended October 1, 2022 were $240 million, or 44.3% of net sales, compared with $256 million, or 39.9% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 4.4 ppt. was primarily due to: (i) the deleveraging impact of the 16% net sales decline; (ii) the additional costs associated with operating 30 net new stores; (iii) higher fees associated with our customer credit-based promotional offers; and (iv) less efficient media expense although spend was down 10% year-over-year.

General and administrative expenses

General and administrative (G&A) expenses totaled $36 million, or 6.7% of net sales, for the three months ended October 1, 2022, compared with $48 million, or 7.4% of net sales, in the prior-year period. The $11.7 million decrease in G&A expenses consisted mainly of: (i) a $15.2 million decrease in employee compensation primarily resulting from a year-over-year reduction in Company-wide performance-based incentive compensation; partially offset by (ii) $1.1 million increase in technology investments; and (iii) a $2.4 million increase in other miscellaneous expenses, including professional and consulting fees. The G&A expenses rate decreased by 0.7 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above, offset by the deleveraging impact of the 16% net sales decrease.

Research and development expenses

Research and development (R&D) expenses were $15 million for the three months ended October 1, 2022, consistent with the same period last year as we continued to prioritize our long-term life-changing sleep innovation initiatives.

18 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Interest expense

Interest expense, net increased to $6 million for the three months ended October 1, 2022, compared with $2 million for the same period one year ago. The $4 million increase was mainly driven by a higher weighted-average interest rate compared with the same period one year ago, and a higher level of outstanding borrowings during the three months ended October 1, 2022 compared with the same period in 2021.

Income tax expense

Income tax expense totaled $2.0 million for the three months ended October 1, 2022, compared with $17.2 million last year. The effective income tax rate for the three months ended October 1, 2022 was 28.5%, compared with 24.3% for the comparable period last year. Discrete tax expense was $0.3 million for the three months ended October 1, 2022, compared with discrete tax benefits of $0.6 million in last year’s third quarter.

Comparison of Nine Months Ended October 1, 2022 with Nine Months Ended October 2, 2021

Net sales

Net sales for the nine months ended October 1, 2022 decreased by $76 million, or 5%, to $1.62 billion, compared with $1.69 billion for the same period one year ago. Net sales were affected by semiconductor chip supply constraints. Demand was negatively impacted by record low consumer sentiment and constrained chip supply that limited our product offering and drove longer-than-normal lead times.

The 5% net sales decrease consisted of an 8% comparable sales decrease in Total Retail, partially offset by 3 percentage points (ppt.) of sales growth from net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 16.

The $76 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $130 million decrease in our Total Retail comparable net sales; partially offset by (ii) a $54 million increase resulting from net store openings. Total smart bed unit sales declined 11% compared with the prior year. Average revenue per smart bed unit in Total Retail increased by 7% to $5,416, compared with $5,045 in the prior-year period.

Gross profit

Gross profit of $930 million decreased by $109 million, or 10%, compared with $1.04 billion for the same period one year ago. The gross profit rate decreased to 57.5% of net sales for the nine months ended October 1, 2022, compared with 61.4% for the prior-year comparable period.

The current-year gross profit rate decrease of 3.9 ppt. was mainly due to: (i) 11% lower delivered smart bed volume; (ii) incremental costs from labor and material inflation; (iii) operating inefficiencies resulting from the uneven flow of electronics supply and constrained deliveries; (iv) year-over-year unfavorable product mix changes; partially offset by (v) pricing actions taken over the past twelve months. Our gross profit rate will fluctuate from quarter to quarter due to a variety of other factors, including return and exchange costs and changes in performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended October 1, 2022 were $700 million, or 43.3% of net sales, compared with $685 million, or 40.5% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 2.8 ppt. was primarily due to: (i) deleveraging impact of a 5% sales decline; (ii) higher fees associated with our customer credit-based promotional offers; (iii) the additional costs associated with operating 30 net new stores; partially offset by (iv) lower variable compensation due to the negatively impacted demand.

General and administrative expenses

General and administrative (G&A) expenses totaled $116 million, or 7.2% of net sales, for the nine months ended October 1, 2022, compared with $131 million, or 7.8% of net sales, in the prior-year period. The $15 million decrease in G&A expenses consisted of: (i) an $26 million decrease in employee compensation primarily resulting from a year-over-year decrease in Company-wide performance-based incentive compensation; partially offset by (ii) a $5 million increase in technology investments; and (iv) a $6 million increase in other miscellaneous expenses including

19 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

professional fees and travel. The G&A expenses rate decreased by 0.6 ppt. in the current-year period, compared with the same period one year ago due to the net expense reductions discussed above partially offset by the deleveraging impact of the 5% net sales decrease.

Research and development expenses

Research and development (R&D) expenses increased by 8% to $47 million for the nine months ended October 1, 2022, compared with $44 million for the same period one year ago. The R&D expense rate for the nine months ended October 1, 2022 increased to 2.9% of net sales, compared with 2.6% of net sales for the prior year. The spending level increase supports our continued prioritization in our long-term life-changing sleep innovation initiatives.

Interest expense, net

Interest expense, net increased to $11 million for the nine months ended October 1, 2022, compared with $4 million for the same period one year ago. The $7 million increase was mainly driven by a higher level of outstanding borrowings during the nine months ended October 1, 2022, compared with the same period one year ago, and a higher weighted-average interest rate compared with the same period one year ago.

Income tax expense

Income tax expense totaled $14 million for the nine months ended October 1, 2022, compared with $32 million last year. The effective income tax rate for the nine months ended October 1, 2022 increased to 24.4%, compared with 18.3% for the comparable period last year, reflecting lower stock-based compensation excess tax benefits in the current-year nine-month period.

Liquidity and Capital Resources

Managing our liquidity and capital resources is an important part of our commitment to deliver superior shareholder value over time. Our primary sources of liquidity are cash flows provided by operating activities and cash available under our $825 million revolving credit facility. As of October 1, 2022, we do not have any off-balance sheet financing other than our $6 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under our revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail stores for the foreseeable future.

Changes in cash and cash equivalents during the nine months ended October 1, 2022 primarily consisted of $80 million of cash provided by operating activities and a $35 million net increase in short-term borrowings, offset by $53 million of cash used to purchase property and equipment, and $64 million of cash used to repurchase our common stock (based on settlement, $55 million under our Board-approved share repurchase program and $9 million in connection with the vesting of employee restricted stock grants).

The following table summarizes our cash flows (in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Total cash provided by (used in):
Operating activities	$80.1	$292.7
Investing activities	(52.8)	(49.1)
Financing activities	(28.4)	(246.0)
Net decrease in cash and cash equivalents	$(1.0)	$(2.4)

Cash provided by operating activities for the nine months ended October 1, 2022 was $80 million, compared with $293 million for the nine months ended October 2, 2021. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $101 million decrease in net income for the nine months ended October 1, 2022, compared with the same period one year ago; (ii) a $70 million fluctuation in customer prepayments due to timing of deliveries; (iii) a $34 million fluctuation in prepaid expenses and other assets due to the amount and timing of rebate payments and changes in the balance of our deferred compensation plan due to investment

20 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

performance; (iv) a $23 million change in accounts payable with both periods impacted by business changes and timing of payments; and (v) a $19 million fluctuation in other accruals and liabilities driven by changes in the balance of our deferred compensation plan due to investment performance and changes in other miscellaneous accruals.

Net cash used in investing activities to purchase property and equipment was $53 million for the nine months ended October 1, 2022, compared with $49 million for the same period one year ago. The year-over-year increase was primarily due to the timing of cash flows associated with investments in information technology.
Net cash used in financing activities was $28 million for the nine months ended October 1, 2022, compared with $246 million for the same period last year. During the nine months ended October 1, 2022, we repurchased $64 million of our stock (based on settlement dates, $55 million under our Board-approved share repurchase program and $9 million in connection with the vesting of employee restricted stock awards), compared with $381 million during the same period one year ago. Short-term borrowings increased by $35 million during the current-year period due to a $24 million increase in borrowings under our revolving credit facility to $406 million and a $11 million increase in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings increased by $132 million during the prior-year period due to a $115 million increase in borrowings under our credit facility to $359 million and an $17 million increase in book overdrafts.
We suspended share repurchases under our Board-approved share repurchase program in the second quarter until macro economic conditions improve. We repurchased 1.0 million shares at a cost of $55 million (based on trade dates, an average of $57.46 per share) during the nine months ended October 1, 2022. During the nine months ended October 2, 2021, we repurchased 3.1 million shares at a cost of $364 million (based on trade dates, an average of $116.79 per share). There is no expiration date governing the period over which we can repurchase shares. At October 1, 2022, there was $348 million remaining authorization under our Board-approved $600 million share repurchase program.

As of October 1, 2022, we had $406 million of borrowings under our revolving credit facility. We also had $6 million in outstanding letters of credit. Net liquidity available under our credit facility was $413 million at October 1, 2022. The credit agreement provides the lenders with a collateral security interest in substantially all of our assets and those of our subsidiaries and requires us to comply with, among other things, a maximum leverage ratio (4.5x) and a minimum interest coverage ratio (3.0x). Our leverage ratio as defined in our credit agreement was 4.0x as of October 1, 2022. Under the terms of the credit agreement, we pay a variable rate of interest and a commitment fee based on our leverage ratio. The credit agreement is for general corporate purposes, to meet our seasonal working capital requirements and to repurchase our stock. As of October 1, 2022, the weighted-average interest rate on borrowings under the credit facility was 5.1% and we were in compliance with all financial covenants.

We amended the credit agreement on October 26, 2022. The amendment, among other things, (a) provides relief from the requirement that the net leverage ratio not exceed 3.75x for certain corporate actions including Permitted Capital Distributions for Performance or Taxes (as defined in the credit agreement) and certain acquisition activity; (b) increases the permissible net leverage ratio to 5.0x for the three consecutive quarterly reporting periods ending July 1, 2023; (c) increases the commitment fee rate to 50 basis points and the margin applicable to interest rates for all borrowings by an additional 50 basis points, in each case if the net leverage ratio is greater than or equal to 4.5x; and (d) replaces the option to borrow at an interest rate based on London Interbank Offered Rate (LIBOR) to one based on a Term SOFR Rate. The Term SOFR Rate equals the sum of (x) the Term SOFR Screen Rate (as defined in the credit agreement) for the applicable interest period (but in no event less than zero), plus (y) 0.10%, plus (z) the margin based on Sleep Number’s net leverage ratio. A fee for the amendment is payable to the lenders in an amount equal to 7.5 basis points multiplied by the sum of the Revolving Credit Commitment and the outstanding amount of Term Loans (as each is defined in the credit agreement).

We have an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance their purchases from us (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with our credit facility as of October 1, 2022, including a maximum net leverage ratio and a minimum interest coverage ratio. As of October 1, 2022, we were in compliance with all financial covenants.

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

21 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

Our Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$5,033	$53,721	$53,181	$203,964
Income tax expense	2,003	17,198	15,247	44,294
Interest expense	5,606	1,816	13,196	5,214
Depreciation and amortization	17,180	14,820	64,217	59,539
Stock-based compensation	542	7,317	12,097	25,961
Asset impairments	95	23	338	154
Adjusted EBITDA	$30,459	$94,895	$158,276	$339,126

Free Cash Flow

Our “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, we are providing this information as we believe it facilitates analysis for investors and financial analysts.

The following table summarizes our free cash flow calculations (in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net cash provided by operating activities	$80,122	$292,684	$87,448	$285,063
Subtract: Purchases of property and equipment	52,808	49,370	70,338	58,396
Free cash flow	$27,314	$243,314	$17,110	$226,667

22 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

	Trailing-Twelve Months Ended
	October 1, 2022	October 2, 2021
Net operating profit after taxes (NOPAT)
Operating income	$81,625	$253,472
Add: Rent expense (1)	108,457	98,839
Less: Depreciation on capitalized operating leases (2)	(27,784)	(25,030)
Less: Income taxes (3)	(36,853)	(78,975)
NOPAT	$125,445	$248,306

Average invested capital
Total deficit	$(437,471)	$(440,066)
Add: Long-term debt (4)	406,750	359,666
Add: Capitalized operating lease obligations (5)	867,656	790,712
Total invested capital at end of period	$836,935	$710,312

Average invested capital (6)	$791,970	$717,670

Return on invested capital (ROIC) (7)	15.8%	34.6%
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
(3)Reflects annual effective income tax rates, before discrete adjustments, of 22.7% and 24.1% for October 1, 2022 and October 2, 2021, respectively.
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

GAAP - generally accepted accounting principles in the U.S.

23 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

Off-Balance-Sheet Arrangements

As of October 1, 2022, we were not involved in any unconsolidated special purpose entity transactions. Other than our $6 million in outstanding letters of credit, we do not have any off-balance-sheet financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in market-based short-term interest rates that will impact our net interest expense. If overall interest rates were one percentage point higher than current rates, our annual net income would decrease by $3.1 million based on the $406 million of borrowings under our credit facility at October 1, 2022. We do not manage the interest-rate volatility risk of borrowings under our credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

24 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 3, 2022 through July 30, 2022	350	$32.86	—	$348,071,000
July 31, 2022 through August 27, 2022	400	$47.92	—	$348,071,000
August 28, 2022 through October 1, 2022	11,403	$40.89	—	$348,071,000
Total	12,153	$40.89	—	$348,071,000
___________________________
(1)We did not purchase any shares under our Board-approved $600 million share repurchase program (effective April 4, 2021), during the three months ended October 1, 2022.
(2)In connection with the vesting of employee restricted stock grants, we repurchased 12,153 shares of our common stock at a cost of $497 thousand during the three months ended October 1, 2022.
(3)There is no expiration date governing the period over which we can repurchase shares under our Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

25 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Eighth Amendment to Amended and Restated Credit and Security Agreement (1)
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed Herewith
(1) Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

26 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	November 8, 2022	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Joel J. Laing
Joel J. Laing
Chief Accounting Officer
(principal accounting officer)

27 | 3Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION