Form 10-K
period 2022-12-31
Sleep Number Corp
filed 2023-02-24
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of July 2, 2022, was $467,760,000 (based on the last reported sale price of the registrant’s common stock on that date as reported by Nasdaq).
As of January 28, 2023, there were 22,014,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2023 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i | 2021 FORM 10-K

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, SleepIQ Kids®, the Double Arrow logo, Select Comfort®, AirFit®, BAM Labs®, the “B” logo, Comfortaire®, , Comfort.Individualized.®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, HealthIQ®, IndividualFit®, It®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Responsive Air®, Sleep Is Training®, Sleep Number Inner Circle®, Sleep30®, Smart Bed For Smart Kids®, Tech-e®, The Only Bed That Grows With Them®, This Is Not A Bed®, Tonight Bedtime. Tomorrow The World®, We Make Beds Smart®, What’s Your Sleep Number?®, Auto Snore™, Climate360™, EnviroIQ™, HeartIQ™, Individualized Sleep Experiences™, RespiratoryIQ™, Retail Flow™, Sleep Number Labs logo, Sleep Number Labs, Sleep For The Future logo, Smart SleeperSM, WellnessIQ™, ActiveComfort™, Clima-Temp™, Comfortable. Adjustable. Affordable.™, ComfortFit™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, Partner Snore™, The Bed Reborn™, The Bed That Moves You™, The Best Bed For Couples™, True Temp™, Winter Soft™, its bed model names, and the Company’s other marks and stylized logos are trademarks and/or service marks of Sleep Number. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

The Company’s fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to its fiscal years. The Company’s fiscal year is based on a 52- or 53-week year. All years presented in this Form 10-K are 52 weeks, except for the 2020 fiscal year ended January 2, 2021, which was a 53-week year.

Forward-looking Statements

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in or incorporated by reference into this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to projections of revenues, results of operations, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments, including potential features of Sleep Number’s products that may be developed in the future; any statements regarding future economic conditions, prospects or performance; statements of belief and any statement or assumptions underlying any of the foregoing. In addition, the Company or others on its behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or Webcasts open to the public, in press releases or reports, on the Company’s website or otherwise. The Company tries to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms.

The forward-looking statements speak only as of the date made and by their nature involve substantial risks and uncertainties. The Company’s actual results may differ materially depending on a variety of factors, including the items discussed in greater detail below under the caption “Risk Factors.” These risks and uncertainties are not exclusive and further information concerning the Company and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time, including factors that it may consider immaterial or do not anticipate at this time.

The Company wishes to caution readers not to place undue reliance on any forward-looking statement and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Sleep Number assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The Company advises you, however, to review and consider any further disclosures it makes on related subjects in its quarterly reports on Form 10-Q and current reports on Form 8-K that it files with or furnishes to the Securities and Exchange Commission.

2 | 2021 FORM 10-K	FORWARD-LOOKING STATEMENTS

PART I

ITEM 1. BUSINESS

Overview

Sleep Number is a wellness technology company. With a purpose to improve the health and wellbeing of society through higher quality sleep, the Company — along with its more than 5,000 passionate team members — is dedicated to improving lives and committed to lifelong relationships with Smart Sleepers. Over 14 million people have had their lives improved by Sleep Number‘s award-winning sleep innovations and are experiencing the physical, mental and emotional benefits of life-changing sleep performance. The Company’s proprietary smart beds combine the physical and digital worlds, integrating exceptional sleep with a highly advanced digital technology platform. This means only Sleep Number can provide a dynamic, adjustable and adaptive sleep experience that effortlessly responds to the needs of each sleeper. The Company’s millions of Smart Sleepers benefit from their smart bed changing with them, over time; it is unique, like they are.

The Company’s differentiated business model is guided by our purpose. Sleep Number partners with world-leading sleep and health institutions to bring the power of 18 billion hours of longitudinal sleep data to sleep science and research. The Company’s retail experience meets its consumers whenever and wherever they choose — through online and in-store touchpoints. And Sleep Number’s 5,000 mission-driven team members passionately deliver individualized sleep experiences for everyone.

Through investments in its consumer innovation strategy and vertically integrated business model, Sleep Number strengthens its competitive advantages and creates a digital flywheel for sustainable growth, driving consumer demand and performance. The Company is committed to delivering superior stakeholder value over time.

Financial Highlights

Sleep Number’s financial performance in 2022, reflects the sustained impact of external business and economic disruptions that began early in the year. Globally constrained semiconductor chips, Omicron, the war in Ukraine and rapid inflation drove record low consumer sentiment, which significantly reduced demand and pressured profits. Yet, even as the Company navigated a steady stream of macro challenges, its mission-driven team members achieved significant strategic priorities such as the introduction of the greatest innovation in the Company’s history — the Climate360™ smart bed — with a new technology platform and the transition to a fully integrated supply chain network. These strategic advancements are important milestones in strengthening the Company’s sleep health and wellness technology leadership for the future.

For the five-year period ending with fiscal 2022, the Company’s compound annual growth rate was 8% for net sales and 1% for EPS. With its strategic, enterprise-wide investments in innovation, technology, logistics, marketing and customer service, Sleep Number has built a competitively-advantaged, vertically-integrated business and a highly relevant brand.

Integrated Platform and Innovation

Smart Bed

Sleep Number’s ambitious vision is to become one of the world’s most beloved brands by delivering an unparalleled sleep experience. With a relentless focus on the consumer, the Company has continued to advance its award-winning Sleep Number® smart bed. Enhancing its trademark comfort, adjustability and highly accurate detection of sleep and biosignal data, the smart bed ecosystem has evolved into a progressive and adaptive wellness technology platform.

The Sleep Number smart bed’s proprietary “sense and do” technology digitally responds to each sleeper’s movements, automatically and effortlessly adjusting firmness, comfort and support to relieve pressure points throughout the night. Through the analysis of longitudinal sleep and biosignal data, the Sleep Number smart bed can deliver both real-time interventions — including effortless comfort adjustments during the night, with no action required by the sleeper – and personalized sleep insights. By combining artificial intelligence (AI) and machine learning (ML) technology – that "learn” from each sleeper over time — the Sleep Number smart bed ecosystem provides an adaptive, responsive and superior sleep experience as well as accurate identification of issues associated with sleep. The smart bed allows sleepers to

3 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

understand metrics related to health and wellbeing during sleep and may ultimately enable the Company’s Smart Sleepers to take preventative and proactive wellness actions.

Additionally, the longitudinal data generated from Sleep Number’s wellness technology platform can be shared with sleepers’ physicians, leading to insights that may guide health-provider diagnostics. The smart bed delivers an extensible ecosystem that delivers real-time, connected sleep and wellness solutions. The Sleep Number smart bed provides a holistic sleep health solution and benefit for the sleeper over their lifetime, as day-to-day needs change.

Sleep Number’s product innovation roadmap is driven by proprietary data and research from its millions of Smart Sleepers, with a purpose to improve the health and wellbeing of society through higher quality sleep, addressing the most pressing sleep health needs. In October 2022, the Company introduced its award-winning Sleep Number Climate360 smart bed available at www.sleepnumber.com and all Sleep Number stores. In the future this groundbreaking innovation monitors microclimate and estimated skin temperature to facilitate temperature adjustments during the night.

Expected to launch in the first-half of 2023, a new Sleep Number smart bed ecosystem will enable advanced monitoring of personalized insights and one-day, health-risk evaluations – all from home. The next generation Sleep Number smart bed, the only smart bed that uses the science of an individual’s personal sleep to understand their one-of-a-kind needs, leads to ongoing and sustained improved sleep quality. Developed by sleep science experts with insights about how people sleep, it connects each sleeper with their best rest, night after night and through every phase of life.

The Sleep Number smart bed actively optimizes comfort and wellbeing by:

•Effortlessly adjusting to each person’s individual shape and position each night based on their unique and ever-evolving sleep needs;
•Monitoring vital personal health data (average heart rate, average breathing rate and motion) and sleep trends using research-grade sensors;
•Continuously analyzing and personalizing sleep insights for each Smart Sleeper in partnership with leading sleep health experts; and
•Providing longitudinal, highly-accurate sleep data delivered nightly from the comfort of home. By measuring and applying advanced AI algorithms to uncover sleep behaviors, average heart rate, average breathing rate and heart rate variability over time, sleepers can experience a new level of sleep with a smart bed that benefits from the latest in sleep science to ensure their individual sleep performance.

Sleep Number’s smart bed ecosystem includes a full line of exclusive FlexFit™ smart adjustable bases that seamlessly integrate with Sleep Number smart bed, for an individualized sleep experience that is proven to deliver more restful sleep per night. Industry-leading smart bases offer endless adjustability by raising the head and feet for the ultimate relaxation. Additional meaningful features include Partner Snore™ technology, which allows a sleeping partner to temporarily relieve mild snoring by raising the companion’s head at the touch of a button, Foot Warming which is designed to help an individual fall asleep faster and underbed lighting.

The exclusive Sleep Number bedding collection and upholstered furniture feature a full line of sleep products designed to improve sleep comfort and quality, including pillows designed to fit each individual’s sleeping position. Expected in the first-half of 2023, the new Sleep Number Lifestyle Collection furniture is designed to enhance the sleep environment and support the health and wellness benefits of the Sleep Number smart bed and FlexFit smart adjustable bases. The Lifestyle Collection provides an integrated sleep experience with accessories for aging and recovery, providing comfort, aiding in mobility and helping maintain independence at home.

Research and Development

Sleep Number’s global research and development (R&D) team is comprised of onshore teams in Minneapolis, MN and San Jose, CA and offshore teams in Europe and Asia. Together, these teams are the driving force of the entire smart bed ecosystem including all smart beds, adjustable base designs and bedding solutions, and are comprised of experts in mechanical engineering, comfort, adjustability, temperature, anthropometrics and test systems. The Company’s research and development expenses were $62 million in 2022, $59 million in 2021 and $41 million in 2020.

4 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Sleep Number is redefining the standards for monitoring sleep for research and health, and its smart bed ecosystem offers a non-invasive, real-world and accurate method to conduct sleep research. Sleep Number’s wellness technology platform is informed by sleep research, data science and partnerships, and is an AI-enabled, advanced Internet of Things (IOT) ecosystem which enables real-time intervention capabilities. The Company’s wellness technology platform generates longitudinal sleep and biosignal data through a research-grade, multi-sensor ecosystem including ballistocardiography and AI/ML algorithms. This platform leverages high-resolution, full-body, continuous sensor recordings, as well as utilizing signal processing and machine-learning methods. Cloud infrastructure enables scale for one-to-many security and data sharing capabilities. Cloud intelligence and edge intelligence engines deliver advanced AI and analytics to generate a physical and digital immersive, adaptive and effortless sleep experience for each sleeper.

Sleep Number’s wellness technology platform automatically collects and analyzes billions of data points collected from millions of Smart Sleepers, conducting one of the largest sample sizes of sleep studies every night. This enables Smart Sleepers to benefit from the detection of health care issues related to sleep. To date, the sleep measurement technology inside Sleep Number smart beds has produced billions of hours of longitudinal sleep and biometric data. By analyzing that data, Sleep Number expects to one day help identify chronic sleep issues. With more than 80% Smart Sleeper engagement, this community is actively using the physical and digital features of the platform, resulting in improved sleep performance.

To date, the Company has leveraged and learned from more than 18 billion hours of sleep data gathered from over 2.3 billion real-world sleep sessions, generating comprehensive longitudinal and ecologically-valid data to improve sleep quality. More than 330,000 individuals in its Smart SleeperSM community — and counting — have opted in to participate in ongoing sleep research and advance the science of sleep and health. This participation has led to rapid enrollment in Institutional Review Board (IRB)-approved studies, which combine the power of Sleep Number’s broad sleep database with subjective understanding of sleeper behaviors to understand real-world outcomes. The Sleep Number smart beds are the first and only smart beds with integrated and validated data collection and feedback that requires no action by the user to deliver proven quality sleep. The smart bed ecosystem is helping to advance the linkage of quality sleep to health, bringing significant benefits to real-world sleepers.

Sleep Number is pairing data and innovations with meaningful collaborations with world-leading partners in sleep, leveraging the potential of the Company’s research and technology to advance sleep science and to develop new products, services and synergistic interactions.

Partnerships, Collaborations and Smart Sleepers

Partnerships

Through partnerships with world-leading health and wellness institutions, Sleep Number is advancing sleep science with its highly accurate, longitudinal sleep data. This data, which comes from millions of Smart Sleepers, serves as the foundation for groundbreaking research on various health-related issues.

Sleep Number believes current partnerships and collaborations with physicians, researchers, and institutions — including the Mayo Clinic, American Cancer Society, Northwestern University, University of Pittsburgh and Sleep Number’s own Scientific Advisory Board — will further advance sleep science and research and deliver meaningful health solutions. These partnerships will provide society with a comprehensive, accurate picture of how sleep affects health.

In 2020, Sleep Number announced a collaboration with Mayo Clinic. Sleep Number is advancing the science of sleep by funding several Mayo Clinic research projects, including:

•Research to investigate the prevalence of disordered sleep (sleep apnea, insomnia and short sleep) in patients with Somali heritage and the implications for cardiovascular risk;
•Research to explore the relationship between disrupted sleep and markers of aging (telomeres, senescence, chronological EKG based on AI); and
•Research to explore excessive daytime sleepiness (EDS) and its cardiovascular implications.

In 2022, Sleep Number formed a partnership with the American Cancer Society to study the connection between cancer and sleep quality, with the goal of developing the first-ever sleep strategies and guidance for cancer patients and

5 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

survivors. With contributions from Sleep Number’s proprietary sleep data, American Cancer Society will conduct research over six years, which may lead to improved sleep outcomes for cancer patients and survivors.

Sleep Number is also collaborating with researchers at the University of Pittsburgh to develop protocols to assess sleep health against objective sleep data. This research is anticipated to begin in 2023.

Sleep Number Scientific Advisory Board

The Sleep Number Scientific Advisory Board is an interdisciplinary group of renowned physicians, clinicians and researchers with expertise in sleep science, research and health:

•Daniel Buysse, MD: Professor of Sleep Medicine and Psychiatry and Clinical and Translational Science at University of Pittsburgh School of Medicine
•Eve Van Cauter, PhD: Frederick H. Rawson Professor and Director of the Sleep, Metabolism and Health Center at the University of Chicago
•Judith Owens, MD, MPH: Professor of Neurology at Harvard Medical School and Director of the Center for Pediatric Sleep Disorders at Boston Children’s Hospital
•Virend Somers, MD, PhD: Professor of Medicine at Mayo Clinic College of Medicine and Science, Director of the Cardiovascular Facility and the Sleep Facility Center for Clinical and Translational Science at Mayo Clinic

Smart Sleepers

Sleep Number focuses on lifelong relationships with its customers. The Company’s wellness technology platform enables synergistic relationships with its customers. They interact with the Company’s brand on a consistent basis because its platform provides a highly individualized experience for each sleeper through physical product and digital insights. When an individual buys a Sleep Number smart bed, they become a “Smart Sleeper,” and receive both the physical bed as well as the digitally-enabled benefits that come with it. By interacting with Sleep Number’s digital application – and through AI and ML — their smart bed learns and effortlessly adjusts to their needs, and provides valuable sleep insights. Smart Sleepers turn to the digital interface repeatedly for sleep health information as their life stages and needs change. As a result, the Company’s Smart Sleeper community— now 2.5 million — has more than 80% monthly average user engagement, a best-in-class metric for digital products.

This world-class engagement of Smart Sleepers’ ongoing interface with Sleep Number’s brand supports sustained business growth through customer advocacy and loyalty. The Company measures its repeat and referral business, which accounts for over 45% of the Company’s business.

Sleep Number continues to invest in its demand drivers for near- and long-term performance, delivering a simpler and even more engaging experience for its Smart Sleeper community. Sleep Number’s newly launched enterprise customer identity platform, which connects its customer loyalty program, InnerCircleSM Rewards (ICR), inside the Sleep Number smart bed app, creates a seamless connection for deeper customer engagement. This enables efficient customer acquisition, increased revenue and empowers its customers to engage more deeply in the brand.

Sales and Marketing

Brand Communications

As the Company has transitioned from mattress retailer to wellness technology, it has evolved its relevant and engaging brand communications to help consumers understand the benefits they gain from a Sleep Number smart bed. The Company is repositioning its brand as a sleep performance leader — a brand that delivers exceptional benefits for sleep as well as health and total wellbeing.

Sleep Number focuses on driving brand love and consumer confidence in its award-winning wellness technology platform. Brand health metrics indicate that despite significant headwinds in 2022 — including low levels of consumer sentiment — Sleep Number continues to be thought of as a sleep innovation, sleep health, and sleep science leader.

6 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

The Company’s individualized messaging and brand marketing strategies are designed to emotionally connect with consumers about the benefits of life-changing sleep and the value of Sleep Number smart beds. In 2022, Sleep Number demonstrated that its smart beds can provide 28 minutes more restful sleep each night*. Consumers recognize their own needs and find answers in Sleep Number’s sleep innovations. Sleep Number is delivering the improved sleep performance they’ve been seeking.

The success of the Climate360 smart bed also reinforces the value and relevancy of Sleep Number’s innovations to help solve consumers’ most pressing sleep challenges. According to an omnibus survey, 80% of couples report one or both partners sleep too hot or too cold. Sleep Number introduced a simple solution to this broad temperature sleep problem.

The InnerCircle Rewards loyalty program - drives significant brand engagement. After the launch of the InnerCircle Rewards program, the Company welcomed over one million members who participated in over 13 million engagements with over 1,100 activities on its digital platform. The Company’s most dedicated Smart Sleepers, ICR members regularly interact with branded content — including video, web, email and blog content — which educates them about Sleep Number’s products and sleep expertise, adding value to their investment. They actively write product reviews and post on social media, further activating the marketing flywheel contributing to the Company’s purpose to improve the health and wellbeing of society through higher quality sleep. In 2022, they donated $212,000 worth of rewards certificates to our charitable partners.

Sleep Number amplifies its brand through highly-visible strategic partnerships, engaging consumers seamlessly across multiple touchpoints with an emphasis on digital, and creating lifelong customer relationships and brand advocacy by delivering an unparalleled sleep experience. Together, these actions result in strong brand health, increased brand interest, heightened consumer consideration, customer engagement and authentic advocacy for Sleep Number’s brand, innovations and services.

Strategic partnerships amplify the effectiveness, impact and scale of Sleep Number’s brand and marketing efforts:

•Sleep Number announced a partnership with the American Cancer Society (ACS) to create the first ever sleep guidelines for cancer treatment and survivorship. The Company included ACS in its brand communications to Smart Sleepers, in its work with the National Football League (NFL), across its social media and more. Sleep Number customers were incredibly engaged in this work; through Inner Circle Rewards, they donated tens of thousands of dollars in the last four months of 2022 to benefit ACS.
•At Super Bowl LVII, Sleep Number announced a five-year renewal of its partnership with the National Football League. As the Official Sleep and Wellness Partner of the NFL since 2017, the partnership broadens Sleep Number’s brand reach, deepens its brand relevance and magnifies the benefits of its proprietary innovations. The partnership has led to unparalleled product adoption: 80% of NFL players have a Sleep Number smart bed. With the extension of the partnership, Sleep Number expects to continue to support players and team personnel through sleep assessments, new innovations and more. Additionally, the Company will leverage the NFL to further support ACS, being recognized as “an Official Partner of Crucial Catch” and a presenting sponsor of the Defender, a digital cancer risk assessment tool developed by ACS. Additional partnerships with four clubs — Super Bowl LVII Champion Kansas City Chiefs, Super Bowl LVI Champion Los Angeles Rams, the Dallas Cowboys and Minnesota Vikings— add to its national and community-activation efforts.
•Sleep Number’s multi-year partnerships with content and media companies including Discovery Media, NFL Media, NFL Teams, Fox Sports, YouTube and more, and influencer and NFL athlete relationships also provide opportunities to drive ongoing awareness and consideration for consumers about the benefits of improved sleep performance.

The Company leverages a sophisticated media mix to drive its performance marketing and advertising, with emphasis on digital and aligned with consumer consumption, contributing to improved media return on investment. High-profile video, including television and online streaming, is its most efficient media, followed by digital and social platforms. Sleep Number’s in-house digital capabilities, content marketing, online user experience and data-driven tools give it the flexibility to pivot quickly and optimize media investment, messages and audience by platform in real-time. The Company’s promotional strategy focuses on simplicity and relevance, driving consumers to the brand at the time when they are seeking a sleep solution. In 2022, media expense represented 14.6% of net sales.

*Based on average SleepIQ® data from sleepers who engaged with their Sleep Number® setting, SleepIQ data and FlexFitTM adjustable base versus sleepers who had those same features but did not similarly engage with them.

7 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Exclusive Direct-to-Consumer Distribution

Sleep Number’s exclusive, direct-to-consumer distribution model supports lifelong relationships with its customers. Across its customer touchpoints, which include Stores, Online, Phone and Chat, it delivers a value-added retail experience that seamlessly integrates Sleep Number’s digital and physical experiences to meet customer needs. The Company offers an engaging and dynamic online experience to educate consumers and advance their purchase path, driving highly-qualified traffic to all its retail touchpoints. Sleep Number’s mission-driven, highly-trained sleep experts use digital technology and its best-in-class relationship-based selling process, which is continually tested and refined, to find the right sleep solutions for its customers – wherever and whenever they want to shop. This “sell-from-anywhere” model supports customers’ shopping preferences and results in new customer acquisition, sustained repeat and referral, high conversion and strong revenue per smart bed unit — all of which drive continued sales and profitable growth.

As the exclusive distributor of Sleep Number® products, the Company has a nationwide portfolio of retail stores. It targets high-quality, convenient and visible store locations based on several factors, including each market’s overall sales potential and store geography, demographics and proximity to other brand experiences. Since 2010, the Company has invested to reposition a large percentage of its mall stores to stronger, optimally-sized, non-mall locations, adding stores in both existing and new markets. As of December 31, 2022, the Company operated 670 Sleep Number® stores, with locations in all 50 states. More than 40% of its stores (including remodels) are less than five years old and more than 56% are less than seven years old.

The Company’s Stores accounted for 86% of net sales in 2022. Average annual net sales per store in 2022, based on Total Retail (which includes Stores, Online, Phone and Chat), was $3.3 million. In 2021, 76% of Stores open for a full year generated net sales of greater than $2 million, and 36% of Stores open for a full year generated more than $3 million in net sales. In 2022, Online, Phone, Chat and Other sales accounted for 14% of net sales.

Operations

Integrated Sourcing and Logistics

By the end of 2022, the Company completed a multi-year evolution of its supply chain network. Now, 100% of its smart beds are pre-assembled in its assembly distribution centers prior to delivery versus being assembled in customers’ homes by Sleep Number delivery technicians. Additionally in 2022, the Company moved its bedding fulfillment center from Minnesota to Ohio for improved fulfillment logistics. Sleep Number is advancing its outbound logistics network by adding full truckload carriers and dedicated cross docks to reduce product handling, hand-offs, damage and costs while in transit to customers’ homes. This new network design enables scale and provides a superior and reliable experience for customers.

In addition to a network of global suppliers, Sleep Number currently operates two component manufacturing plants (Irmo, SC and Salt Lake City, UT), each of which is combined with an assembly distribution center and six additional assembly distribution centers (Ontario, CA; Baltimore, MD; Tampa, FL; Dallas, TX; Cincinnati, OH; and Minneapolis, MN). Primary operations at the manufacturing sites include cutting and sewing of the fabric covers for its beds. In the Utah plant, the Company also assembles its Firmness Control™ systems. Teams at the assembly distribution centers fulfill customer orders that are made-to-order daily and assemble final mattress and order kitting with bases and accessories for shipment. The Company also operates a bedding fulfillment center at the same location as its Cincinnati, OH assembly distribution center.

The Company sources the raw materials and components used in its products from third parties. Throughout 2022, the Company encountered disruptions in its supply of various materials such as semiconductor chips and components due to shortages and constraints in the global supply chain. The Company has taken, and continues to take, various measures to mitigate the potential impact of supply disruptions, including strengthening relationships with primary suppliers, identifying new alternate suppliers, redesigning products, exploring alternative components and maintaining safety stocks. The Company expects supply constraints to ease in 2023 but the general supply environment to remain volatile. Sleep Number is leveraging the flexibility, visibility and resilience of its vertically-integrated model to respond nimbly as conditions change and to communicate clearly with customers regarding their delivery experience.

8 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Home Delivery Service

Sleep Number’s home delivery teams are another direct touchpoint with its customers. Since 2018, 100% of its Sleep Number smart beds sold have been delivered and installed by Sleep Number delivery technicians or by trained third-party service providers.

Customer Service

Through its U.S.-based, in-house customer service team, Sleep Number provides direct post-purchase support that improves Smart Sleepers’ experience and supports its business. Through ongoing interactions with customers via phone, email, chat and social media, customer service team members also provide a unique opportunity to benefit from insights that help the Company continuously improve its products and strengthen its service quality and innovation. This integration enables operational synergies and organizational efficiencies.

Seasonality

The Company’s business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales demand in the second quarter of the calendar year and increased sales demand during selected holiday or promotional periods.

Working Capital

The Company is able to operate with minimal working capital requirements because it sells directly to customers, utilizes both “make-to-order” and “make-to-stock” production processes and operates retail stores that serve mainly as showrooms. Sleep Number has historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. The Company’s Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $825 million. The Credit Agreement contains an accordion feature that allows the Company to increase the amount of the credit facility from $825 million up to $1.2 billion in total availability, subject to Lenders’ approval. The Credit Agreement matures in December 2026.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by Synchrony Bank. Approximately 53% of net sales in 2022 were financed by Synchrony Bank. The Company’s current agreement with Synchrony Bank expires December 31, 2028, subject to earlier termination upon certain events. The Company pays Synchrony Bank a fee for extended credit promotional financing offers. Under the terms of the agreement, Synchrony Bank sets the minimum acceptable credit ratings, interest rates, fees and all other terms and conditions of the customers’ accounts, including collection policies and procedures. As the receivables are owned by Synchrony Bank, at no time are the receivables purchased or acquired from the Company. Sleep Number is not liable to Synchrony Bank for its customers’ credit defaults. In connection with all purchases financed under these arrangements, Synchrony Bank pays the Company an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer.

Information Systems

The Company uses information technology systems to operate, analyze and manage its business, to reduce operating costs and to enhance its customers’ experience. The Company’s major systems include an order entry system, a customer relationship management system, a payment processing system, inbound and outbound telecommunications systems for direct marketing, delivery scheduling and customer service systems, e-commerce systems, a data warehouse system and an enterprise resource planning system. These systems are primarily comprised of packaged applications licensed from various software vendors plus a limited number of internally developed programs and digital solutions.

Intellectual Property

As a result of the Company’s R&D and strategic efforts, Sleep Number has continued to grow its patent portfolio, with a particular focus on smart features that improve sleep quality and thermal solutions to solve temperature disruptions to sleep. The Company holds various U.S. and foreign patents and patent applications regarding certain elements of the design and function of Sleep Number products, including air control systems, remote control systems, air chamber features, mattress construction, foundation systems, sensing systems, automated adjustments, in-bed temperature

9 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

control, as well as other technology. Sleep Number has numerous U.S. patents, expiring at various dates between March 2023 and December 2040, and numerous U.S. patent applications pending. The Company also has numerous foreign patents, expiring at various dates between September 2023 and June 2045 and foreign patent applications pending. Notwithstanding these patents and patent applications, the Company cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to, or competitive with, Sleep Number products.

Sleep Number has a number of trademarks and service marks registered with the U.S. Patent and Trademark Office, including Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, SleepIQ Kids®, the Double Arrow logo, Select Comfort®, AirFit®, BAM Labs®, the “B” logo, Comfortaire®, Comfort.Individualized®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, HealthIQ®, IndividualFit®, It®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Probably the Best Bed in the World®, Responsive Air®, Sleep Is Training®, Sleep Number Inner Circle®, Sleep30®, Smart Bed For Smart Kids®, Tech-e®, The Only Bed That Grows With Them®, This Is Not A Bed®, Tonight Bedtime. Tomorrow The World®, We Make Beds Smart® and What’s Your Sleep Number?®. We have several trademarks that are the subject of pending applications, including Auto Snore™, Climate360™, EnviroIQ™, HeartIQ™, Individualized Sleep Experiences™, RespiratoryIQ™, Retail Flow™, Sleep Number Labs logo, Sleep Number Labs Sleep For The Future logo, Smart SleeperSM and WellnessIQ™. Each registered mark is renewable indefinitely as long as the mark remains in use and/or is not deemed to be invalid or canceled. The Company also has a number of common law trademarks, including ActiveComfort™, Clima-Temp™, Comfortable. Adjustable. Affordable.™, ComfortFit™ CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, Partner Snore™, The Bed Reborn™, The Bed That Moves You™, The Best Bed For Couples™, True Temp™, Winter Soft™ and the Company’s bed model names.
Several of the Company’s trademarks have been registered, or are the subject of pending applications for registration, in various foreign countries. Sleep Number also has other intellectual property rights related to its products, processes and technologies, including trade secrets, trade dress and copyrights. The Company protects and enforces its intellectual property rights, including through litigation, as necessary.

Industry and Competition

Up to 50% of the developed world’s population experiences sleep deficiencies. In the United States, sleep disorders have been declared a public health epidemic by the U.S. Center for Disease Control. Sleep Number is focused on innovations that will address this growing problem. The total U.S. sleep-health economy was estimated to be $30 billion to $40 billion in a 2017 report published by McKinsey & Company. This reflects the traditional view of the bedding industry, which includes the sales of mattresses and foundations, as well as emerging solutions for insufficient sleep such as routine modifications and therapeutic treatments. As the sleep-health economy continues to evolve, Sleep Number intends to play a role in the digital health market as consumers look for products and reliable data sources to address their overall wellbeing. The digital health market is $77 billion in the U.S. alone; $211 billion globally with markets expecting to expand by 4x by 2030.

The traditional view of the U.S. bedding industry, including mattresses and foundations (static and adjustable), is measured through data provided by the International Sleep Products Association (ISPA). According to ISPA*, the industry has grown by approximately 5% annually over the last 20 years, including 5% annually, on average, over the past five years. According to ISPA* and the Company’s estimates, industry wholesale shipments of mattresses and foundations (including imported products and adjustable bases) were approximately $13 billion in 2021 (approximately $25 billion at retail).

The retail bedding industry is commoditized and highly competitive. Sleep Number competes against regional and local specialty bedding retailers, bedding manufacturers, home furnishing stores, mass merchants, national discount stores and online marketers. Furniture Today, a furniture industry trade publication, has ranked Sleep Number as the third largest U.S. bedding retailer and etailer for 2021, with an estimated 9% market share of industry retail revenue. Sleep Number’s consumer innovation strategy with proprietary sleep innovations and exclusive direct-to-consumer distribution is highly differentiated, resulting in lifelong customer relationships and contributing to the Company’s continued profitable growth.

*2022 ISPA industry information had not been published at the time of this report.

10 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Manufacturers in the bedding industry mostly compete through national and regional retail partners, regional manufacturing verticals, and online direct-to-consumer. Price, quality, brand name recognition, product availability and product performance are the primary ways manufacturers differentiate themselves. There is a high degree of concentration among manufacturers who produce innerspring, memory foam and hybrid beds under nationally recognized brand names, including Tempur-Pedic, Sealy, Stearns & Foster, Serta, and Simmons. National manufacturers still dominate the bedding industry. Newer brands like Purple, Casper, and Nectar, which started online have now moved into traditional retail channels for growth.

Governmental Regulation and Compliance

As a vertically integrated manufacturer and retailer, the Company is subject to extensive federal, state and local laws and regulations affecting all aspects of its business.

As a manufacturer, Sleep Number is committed to product quality and safety, including adherence to all applicable laws and regulations affecting the Company’s products and services. Compliance with health, safety and environmental laws and regulations, including the federal fire retardant standards developed by the U.S. Consumer Product Safety Commission, which requires rigorous and costly testing, has increased the cost and complexity of manufacturing the Company’s products and may adversely impact the speed and cost of product development efforts. Further, the Company’s manufacturing, distribution, delivery and other business operations and facilities are subject to additional federal, state or local laws or regulations including supply chain transparency, conflict minerals sourcing and disclosure, end-of-life disposal and recycling requirements, transportation and other laws or regulations relating to environmental protection and health and safety requirements.

As a retailer, the Company is subject to additional laws and regulations that apply to retailers generally and govern the marketing and sale of the Company’s products and the operation of both Sleep Number retail stores and e-commerce activities. Many of the statutory and regulatory requirements that impact the Company’s retail and e-commerce operations are consumer-focused and pertain to activities such as the Company’s promotions, advertising claims, pricing, credit-based promotional offers, truth-in-advertising, privacy, “do not call/mail” requirements, text messaging requirements, warranty disclosure, delivery timing requirements, accessibility and similar requirements.

The Company’s operations are subject to federal, state and local labor laws including, but not limited to, those relating to occupational health and safety, employee privacy, wage and hour, overtime pay, harassment and discrimination, equal opportunity and employee leaves and benefits. The Company is also subject to existing and emerging federal and state laws relating to data security, privacy, cybersecurity disclosures and climate disclosure.

It is Sleep Number’s policy and practice to comply with all legal and regulatory requirements. The Company’s procedures and internal controls are designed to promote such compliance.

Human Capital

Grounded in Sleep Number’s shared values of passion, integrity, innovation, courage and teamwork, and guided by its purpose to improve society’s health and wellbeing through higher quality sleep, the Company’s team members are highly engaged and make a difference in the world every day. With sleep at the center, Sleep Number’s culture supports the wellbeing of its team members across the pillars of physical, emotional, financial, career and community, and connects their work to the Sleep Number mission and goals. Founded on the premise that “one size doesn’t fit all,” Sleep Number celebrates individuality in its team members’ and customers’ lives. Sleep Number embraces every individual’s unique talents, perspectives and experiences, and strives to create an environment where we can each be our best self. Valuing diversity, equity and inclusion makes Sleep Number stronger and smarter, and fuels its innovation and teamwork.

At December 31, 2022, Sleep Number employed a total of 5,115 team members, of which 92 were classified as part-time and 75 were employed on a temporary basis. The breakdown of team members by area was as follows: 2,343 in retail sales and support, 911 in field services, 396 in customer service, 575 in manufacturing and logistics, and 890 in technology, corporate, management and administrative positions.

Sleep Number’s holistic approach to talent management, designed to attract, motivate, develop, reward and retain the right talent, is critical to the execution of the Company’s consumer innovation strategy. The Company sustains its

11 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

inclusive culture built on individuality and wellbeing by providing an exceptional team member experience, offering ample opportunities for professional learning and advancement. Sleep Number leaders are deeply committed to the success of its talent management approach and the Company holds itself accountable by routinely measuring its progress on a variety of elements and metrics including:

•Retention: To advance brand awareness, increase overall candidate traffic and diverse hiring, and improve retention strategies, Sleep Number tracks numerous talent recruitment, retention and turnover metrics, including new hires on a monthly, quarterly and rolling 12-month basis;
•Diversity, Equity and Inclusion (DEI): Sleep Number’s approach to DEI is designed to embrace different perspectives, cultivate an inclusive environment and empower its team members. The Company maintains a dashboard that tracks race/ethnicity and gender by job grade, tenure and generation to provide increased visibility to leaders across the Company on progress toward key goals. The Company also measures and reports a team member inclusion and belonging index, and conducts a self-identification survey to learn how team members identify and how they want to be appreciated as individuals;
•Engagement: Sleep Number has a continuous listening strategy to ensure it stays connected to the voice of its team members at critical times of the team member experience. The key survey touchpoints are at new hire, pulse check-in, annual engagement and exit, enabling leaders to monitor team member sentiment and course-correct in real time as appropriate;
•Performance Management: Sleep Number utilizes a human capital management (HCM) system to track and follow team member performance evaluations, competency assessments and development plans. The Company uses its HCM system to monitor the completion of learning courses for its team members. Sleep Number’s enterprise learning management system provides all team members access to an equitable learning and training curriculum that is dynamic and mobile-accessible;
•Safety: Sleep Number has a commitment to maintain a safety-first mindset. The Company has policies and practices that create clear expectations for how each team member contributes to a safe and healthy workplace. The Company collects and monitors workplace injury and accident information across all its locations and takes appropriate steps to reduce incident rates, number of workers’ compensation claims and lost workdays. The Company actively evolves its health and safety policies during the year to ensure the safety of its team members and customers; and
•Total Rewards: Sleep Number benchmarks and reviews, at least annually, all aspects of its total rewards program for team members. Sleep Number’s rewards offering is unique because all team members participate in some type of variable pay program (e.g., bonus, commissions) in addition to base pay. The Company’s overall Total Rewards offering reflects recent enhancements and its continued commitment to maintaining reward programs that are valued, equitable and competitive.

Social Impact Commitment

Sleep Number is committed to leveraging the power of sleep, and sleep science, to improve lives and create a healthier, kinder, more inclusive world. To further support this commitment and amplify its positive community impact, Sleep Number is honored to partner with several national organizations to fulfill its purpose of improving the health and wellbeing of society through higher quality sleep. The strength of the Company’s purpose meets the needs of military personnel, children and adults facing health challenges and families in transition, through these partnerships:

•BLUE STAR FAMILIES is a nonprofit devoted to strengthening military families by connecting them with supportive individuals and organizations within their communities. Sleep Number has partnered with Blue Star Families for eight years, providing monetary support for the organization and the gift of improved sleep performance to the families of those who serve and sacrifice for our country.
•GENYOUth is an organization whose programming reaches 38 million students annually in 73,000 U.S. schools, is devoted to helping students live healthfully and raise their academic achievement. In 2022, Shelly Ibach and Sleep Number were awarded the Vanguard Award, a prestigious recognition given to partners for their long-term and exemplary service to children.
•My Very Own Bed is a Minnesota-based nonprofit that provides new beds and bedding to children of families who have recently transitioned into more stable housing, helping their new house feel more like a home and supporting their health and wellbeing through improved sleep. In partnership with the Minnesota Vikings and US Bank, the Company provided smart beds, bedding and other products for 50 children in 2022.

12 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

•Dream Foundation is a national organization serving terminally-ill adults and their families by providing end-of-life dreams that offer inspiration, comfort and closure. The Company provided smart beds and once-in-a-lifetime NFL experiences to terminal patients.

Sleep Number’s social impact extends beyond philanthropic partnerships. At the beginning of 2022, Sleep Number began a multiyear partnership with the American Cancer Society (ACS) to meaningfully support the fight against cancer. Over the next six years, ACS will conduct research with data and expertise from Sleep Number’s proprietary smart beds to identify the impact of quality sleep on cancer prevention and recovery. Leveraging Sleep Number's 18 billion hours of highly accurate sleep data in conjunction with historical and ongoing cancer prevention studies, ACS will study the effects of cancer on patients’ and survivors’ nighttime sleep and biometric patterns. Informed by this research, the goal is to develop the first-ever sleep guidelines for cancer prevention and treatment and improve sleep outcomes for cancer patients and survivors. Sleep Number was recently honored with the American Cancer Society’s 2022 Corporate Partner of the Year award in recognition of its support in the fight against cancer and its meaningful impact to ACS’s mission.

Sleep Number’s partnership with ACS will materially advance not only the fundamental understanding of the science of sleep, but also the application of that knowledge to deliver meaningful outcomes. With learning and insights from its investment in sleep science and research, Sleep Number will produce innovations that deliver increased utility and value to consumers and advance society's understanding of how sleep affects individual health.

Additionally, Sleep Number demonstrated the breadth of its commitment to ACS — and to improving the wellbeing of society through high quality sleep — through two other actions in 2022:

•To benefit cancer patients and their caregivers, Sleep Number furnished ACS’s Hope Lodges with life-changing smart beds, Sleep Number® bedding, and other sleep solutions to provide comfort and care for individuals undergoing cancer treatment away from home. Hope Lodges offer these patients and their caregivers a free place to live when their best option for effective care is in a city other than their home location. Lodges located in Rochester and Minneapolis, MN, near Sleep Number headquarters, were the first to receive Sleep Number’s support in early 2022. In subsequent months, Hope Lodge locations in Kansas City, MO, and Dallas, TX, also received Sleep Number furnishings. The Dallas Hope Lodge received a surprise visit from Dallas Cowboys' Micah Parsons and 150 PlushComfort™ pillows and autographed Cowboys gear.
•In celebration and recognition of Juneteenth and the Company’s support for greater health equity, Sleep Number was proud to contribute to ACS's Health Equity Fund for the second year. The Company’s donation to NorthPoint Health & Wellness in Minneapolis, MN, supports efforts to increase access to colorectal cancer screenings for underserved communities.

Through Sleep Number’s collaboration with Mayo Clinic, the Company continues to advance sleep science research and enhance its understanding of sleep's impact on cardiovascular health. In 2022, the Company provided funding for Mayo Clinic to conduct several multi-year studies, two of which particularly demonstrated Sleep Number’s societal impact:

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

As part of Sleep Number’s commitment to team member wellbeing and community health, the Company also encourages team members to become involved in their local communities by volunteering their time and talents in support of causes or organizations that inspire them. In 2022, the Company’s leaders who participated on the board of directors of a qualified nonprofit organization were eligible to apply for a grant of up to $1,500 per calendar year that benefits the organization.

Through strategic partnerships, team member involvement and support for sleep science research, combined with the continued advancement of Sleep Number proprietary innovations, the Company is fulfilling its purpose to improve the health and wellbeing of society through higher quality sleep.

13 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Sleep Number’s Corporate Sustainability Report, posted within the Investor Relations section of the Company’s website, provides additional information about its commitment to talent management and human rights at Sleep Number, including strategy details, performance metrics and its engagement. The report highlights the Company’s priorities and progress related to environmental, social and governance (ESG) initiatives and its integration with consumer innovation strategy and pursuit of profitable growth. 2022 milestones include:

•Environmental: To lower the Company’s non-renewable energy use and related Scope 1 and Scope 2 greenhouse gas (GHG) emissions, Sleep Number cut fuel consumption by decreasing home delivery truck idling and outbound miles driven, and launched solar installation projects at company facilities in Minnesota, Texas, and California. The Company also conducted an initial assessment of its Scope 3 GHG emissions that will help the Company prioritize future actions, and continued to focus on landfill diversion, with expanded re-use and recycling programs.
•Social: In support of the Company’s purpose, Sleep Number advanced sleep innovation with the introduction of its Climate360 smart bed and Sleep Number’s new wellness technology platform, and through its partnership with the American Cancer Society, collaboration with the Mayo Clinic, and work with other renowned scientists, researchers and physicians, the Company made strides in the fundamental understanding of sleep science and the application of that knowledge to deliver meaningful health outcomes. Sleep Number also continued to make thoughtful investments in its team members’ total wellbeing which drove high engagement, exceeding benchmarks for “Commitment,” “Effort” and “Inspiration.” And the Company ensured its direct materials suppliers were aware of its human rights and environmental policies and worked with them to align on priorities that promote safe working conditions and conversion to a low-carbon economy.
•Governance: Sleep Number completed its first materiality assessment to identify ESG issues of importance to its stakeholders; submitted its inaugural report of environmental performance to CDP, a not-for-profit considered the gold standard for environmental reporting; and communicated more frequently with team members and consumers about the Company’s ESG priorities and progress. The Company also established and activated cross-functional teams to increase its preparedness for potential new Securities Exchange Commission (SEC) disclosure requirements related to climate and cybersecurity.

This report may be accessed at www.sleepnumber.com: select the “Investors” link, the “ESG” link and then “Sustainability Reports.” The information contained on the Company’s website or connected to its website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

14 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Information about the Company’s Executive Officers

SHELLY R. IBACH, 63
Chair, President and Chief Executive Officer (Joined the Company in April 2007, was promoted to President and CEO in June 2012 and became Chair of the Board of Directors in May 2022)
Shelly R. Ibach, Sleep Number® setting 40, serves as the Chair, President and Chief Executive Officer (CEO) for Sleep Number (Nasdaq: SNBR). From June 2011 to June 2012, Ms. Ibach served as the Company’s Executive Vice President and Chief Operating Officer and from October 2008 to June 2011, she served as Executive Vice President, Sales and Merchandising. Ms. Ibach joined the Company in April 2007 as Senior Vice President of U.S. sales for Company-owned channels. Before joining the Company, Ms. Ibach was Senior Vice President and General Merchandise Manager for Macy’s home division. From 1982 to 2005, Ms. Ibach held various leadership and executive positions within Target Corporation.

CHRISTOPHER D. KRUSMARK, 43
Executive Vice President and Interim Chief Financial Officer and Chief Human Resources Officer (Joined the Company in 2005, was promoted to Chief Human Resources Officer in July 2020 and assumed the role of Interim Chief Financial Officer in January 2023)
Chris Krusmark, Sleep Number® setting 55, serves as the Executive Vice President and Interim Chief Financial Officer and Chief Human Resources Officer, where he leads all finance functions and all human resources, training and learning functions. Prior to being promoted to his Chief Human Resources Officer role in July 2020, Mr. Krusmark served as Sleep Number’s Vice President of Sales Operations, Field Services and Training where he led retail and home delivery operations and wholesale business development. From June 2005 to October 2015, Mr. Krusmark held a variety of leadership roles in finance at Sleep Number supporting sales, real estate, marketing and product. Prior to joining Sleep Number, Mr. Krusmark worked on the financial audit staff of EY and Arthur Andersen.

MELISSA BARRA, 51
Executive Vice President and Chief Sales and Services Officer (Joined the Company in 2013 and was promoted to current role in December 2020)
Melissa Barra, Sleep Number® setting 30, serves as the Executive Vice President and Chief Sales and Services Officer. Ms. Barra leads the Company’s customer-focused strategy and its sales, real estate, filed services and customer relationship teams. From June 2019 to December 2020, Ms. Barra was Senior Vice President, Chief Sales, Services and Strategy Officer. Ms. Barra was Senior Vice President and Chief Strategy and Customer Relationship Officer from January 2015 to June 2019 and Vice President, Consumer Insights and Strategy from February 2013 to January 2015. Prior to joining Sleep Number in February 2013, Ms. Barra held leadership positions in the U.S. and internationally in process reengineering, finance, strategic alliances and corporate development for Best Buy, Grupo Futuro S.A., Citibank and GE Capital.

ANDREA L. BLOOMQUIST, 53
Executive Vice President and Chief Innovation Officer (Joined the Company in 2008 and was promoted to current role in December 2020)
Annie L. Bloomquist, Sleep Number® setting 25, serves as Executive Vice President and Chief Innovation Officer. Ms. Bloomquist leads the Company’s sleep innovation strategy, including research and development of its physical and digital smart bed ecosystem, digital engagement with its Smart Sleeper community, and strategic partnerships to further sleep science, health and wellbeing. Ms. Bloomquist was the Senior Vice President and Chief Product Officer from June 2012 to December 2020 and Chief Merchandising Officer from June 2011 to June 2012. Ms. Bloomquist joined Sleep Number in May 2008 as Vice President and General Merchandise Manager. Prior to Sleep Number, Ms. Bloomquist held leadership positions in general management, sourcing, buying, development and planning at Macy’s and The Department Stores for Target Corporation.

15 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

KEVIN K. BROWN, 54
Executive Vice President and Chief Marketing Officer (Joined the Company in 2014 and was promoted to current role in December 2020)
Kevin K. Brown, Sleep Number® setting 40, serves as Executive Vice President and Chief Marketing Officer. Mr. Brown leads all brand marketing and communications strategies for the Company, including brand storytelling; strategic brand partnerships; paid, earned and social media; and loyalty and advocacy with the Company’s millions of Smart Sleepers. He joined the Company in 2014 as Senior Vice President and Chief Marketing Officer. Before joining Sleep Number in 2014, Mr. Brown served in executive leadership roles at Meijer, Inc.; Sears Holdings Corporation; Jo-Ann Stores, Inc. and Accenture.

SAMUEL R. HELLFELD, 44
Executive Vice President and Chief Legal and Risk Officer and Secretary (Joined the Company in 2013 and was promoted to current role in March 2022)
Samuel R. Hellfeld, Sleep Number® setting 65, serves as the Executive Vice President and Chief Legal and Risk Officer and Secretary and leads legal, internal audit, corporate security and asset protection. From September 2018 to March 2022, Mr. Hellfeld served as Senior Vice President and Chief Legal and Risk Officer. From October 2015 to September 2018, Mr. Hellfeld served as Vice President, Associate General Counsel. Mr. Hellfeld joined Sleep Number in March 2013 as Corporate Counsel. Prior to joining Sleep Number, Mr. Hellfeld was a Partner in the law firm of Fox Rothschild LLP (fka Oppenheimer Wolff & Donnelly LLP), practicing in the areas of intellectual property and litigation. Prior to 2010, Mr. Hellfeld was an Associate at several law firms and also served as Law Clerk in the United States Court of Appeals for the Ninth Circuit and the United States District Court, Southern District of California.

J. HUNTER SAKLAD, 53
Executive Vice President and Chief Supply Chain Officer (Joined the Company in 2004 and was promoted to current role in January 2021)
Hunter Saklad, Sleep Number® setting 65, serves as the Executive Vice President and Chief Supply Chain Officer at Sleep Number and leads the Company’s sourcing, procuring, inventory planning and manufacturing capabilities. From December 2012 to December 2020, Mr. Saklad served as Senior Vice President and Chief Information Officer. From June 2011 to December 2012, Mr. Saklad served as Vice President, Consumer Insight and Strategy at Sleep Number. From March 2006 to June 2011 he was Vice President of Finance and held a variety of positions across Finance serving business partners in marketing, sales, supply chain, FP&A, investor relations and treasury. Mr. Saklad joined Sleep Number in October 2004 as Sr. Director of Finance. Prior to joining Sleep Number, Mr. Saklad held finance leadership roles at Ford Motor Company and Visteon.

16 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Available Information

Sleep Number is subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires the Company to file reports, proxy statements and other information with the Securities and Exchange Commission (SEC).

Sleep Number’s corporate website is www.sleepnumber.com. Through a link to a third-party content provider, the corporate website provides free access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These documents are posted on the corporate website at www.sleepnumber.com: select the “Investors” link, the “Financials” link, and then the “SEC Filings” link. The information contained on the Company’s website or connected to its website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

The Company also makes available, free of charge on its website, the charters of the Audit Committee, Management Development and Compensation Committee and Corporate Governance and Nominating Committee, as well as its Code of Business Conduct (including any amendment to, or waiver from, a provision of its Code of Business Conduct) adopted by the Company’s Board. These documents are posted on the Company’s website: select the “Investors” link, the “Governance” link and then the “Governance Documents” link. The information contained on the Company’s website or connected to it website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

Copies of any of the above-referenced information will also be made available, free of charge, upon written request to:

Sleep Number Corporation
Investor Relations Department
1001 Third Avenue South
Minneapolis, MN 55404

17 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 1A. RISK FACTORS

An investment in Sleep Number’s common stock involves a high degree of risk. You should carefully consider the specific risks set forth below and other matters described in this Annual Report on Form 10-K before making an investment decision. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties, including risks and uncertainties that impact the business environment generally, those not presently known to the Company, or those that it currently see as immaterial, may also harm its business. If any of these risks occur, the Company’s business, results of operations, cash flows and financial condition could be materially and adversely affected.

Economic Conditions, Consumer Sentiment and the Availability of Credit

Adverse changes in general economic conditions have reduced, and could continue to reduce discretionary consumer spending and, as a result, have adversely affected and could continue to adversely affect the Company’s sales, profitability, cash flows and financial condition.

The Company’s success depends significantly upon discretionary consumer spending, which is influenced by a number of general economic factors, including without limitation economic growth, consumer confidence and sentiment, the housing market, employment, income and debt levels, interest rates, inflation, taxation, consumer shopping trends and the level of customer traffic in malls and shopping centers, political conditions, civil unrest and disturbances, terrorist activities, war and fears of war, including the war in Ukraine, as well as health epidemics or pandemics, such as the COVID-19 pandemic. Adverse trends in these general economic factors have and may continue to adversely affect the Company’s sales, profitability, cash flows and financial condition.

Inflation, which increased significantly during 2021 and remained at historically high rates throughout 2022 due to supply chain disruptions, increased demand or other economic factors, has adversely affected the Company’s business operations and financial results by increasing the costs of fuel, shipping, raw materials, labor, commodity, and other costs. While the Company has historically been able to pass along some cost increases to its customers, it has not and may not be able to fully offset such higher costs through price increases in a persistent inflationary environment, and its margins have and could continue to decrease.

In order to combat recent high rates of inflation, the Federal Reserve significantly increased the federal funds rate beginning in 2022 and has indicated that further rate increases may be announced to combat rising inflation in the United States. Such rate increases have and may continue to negatively affect customer purchasing behavior, which has and may continue to adversely affect the Company’s sales.

Additionally, on January 19, 2023, the U.S. reached its debt ceiling, requiring the U.S. Treasury to take extraordinary measures to avoid default. However, the U.S. Treasury expects to exhaust these measures by early June 2023, and if U.S. lawmakers do not pass legislation to raise the federal debt ceiling by such time, it is possible that the U.S. could default on its debt obligations. Whether or not a U.S. sovereign default occurs, growing uncertainty due to the unprecedented nature of such a default may trigger recessionary conditions, further reduce consumer confidence and increase levels of unemployment, all of which may reduce demand for the Company’s products, causing harm to it sales, profitability, cash flows and financial condition.

Increases in interest rates has increased and may continue to increase the cost of servicing the Company’s indebtedness and have an adverse effect on its results of operations, cash flows and stock price.

The Company’s credit facility currently bears interest at a variable rate based on its leverage ratio. Sleep Number bears the risk that the rates charged by the Company’s lenders will increase faster than the earnings and cash flow of its business, which has reduced profitability and is expected to continue to reduce profitability, adversely affect its ability to service its debt, or cause the Company to breach covenants contained in its Credit Agreement, which could materially adversely affect the Company’s business, financial condition and results of operations.

In 2022, the average interest rate with respect to the Company’s credit facility significantly increased year-over-year, adversely affecting the Company’s profitability, operations and reported earnings-per-share.

18 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

A reduction in the availability of, or increase in the cost of, credit to consumers generally or under the Company’s existing consumer credit programs has negatively impacted, and could continue to negatively impact, the Company’s sales, profitability, cash flows and financial condition.

A significant percentage of the Company’s sales are made under consumer credit programs through third parties. The amount and cost of credit available to consumers may be adversely impacted by macroeconomic factors, including general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, consumer debt levels, conditions in the housing market, increased interest rates, sales tax rates and rate increases, inflation, civil disturbances and terrorist activities, consumer confidence in future economic and political conditions, natural disasters, and consumer perceptions of personal wellbeing and security, health epidemics or pandemics, such as the COVID-19 pandemic, which could cause suppliers of credit to adjust their lending criteria and costs. These macroeconomic factors have, and may continue to, adversely impact the cost of credit which, in turn, has and may continue to negatively impact the Company’s sales, profitability, cash flows and financial condition.

Synchrony Bank provides credit to the Company’s customers through a private label credit card agreement that is currently scheduled to expire on December 31, 2028, subject to earlier termination upon certain events. Synchrony Bank has discretion to control the content of financing offers to the Company’s customers and to set minimum credit standards under which credit is extended to customers.

Reduction of credit availability due to changing economic conditions, including rising inflation, increased interest rates, changes in credit standards under the Company’s private label credit card program or changes in regulatory requirements, or the termination of its agreement with Synchrony Bank, could harm the Company’s sales, profitability, cash flows and financial condition.

The COVID-19 pandemic has had, and may continue to have, an adverse effect on the Company’s business and the Company’s financial results.

The COVID-19 pandemic has created significant volatility, uncertainty and economic, consumer, supply chain and workforce disruption. Beginning in 2020, the pandemic resulted in government restrictions, such as quarantines, travel advisories and the implementation of social distancing measures, leading to the closure of businesses and causing weakened economic conditions. In 2022, the Company’s financial performance continued to be adversely impacted by: (i) the disruptive flow of semiconductor chips which affected its ability to deliver products to its customers; (ii) incremental costs from labor and material inflation, and expediting costs resulting from current-period global supply chain shortages; (iii) record low consumer sentiment, and (iv) other negative effects of the COVID-19 pandemic and variants including Omicron. The Company recognizes that the long term macro-economic effects, such as the effect on the economy and the lingering effects of the COVID-19 pandemic on the supply chain, could again in the future have an adverse effect on the Company’s business and financial results.

The extent to which COVID-19 will impact the Company’s business and financial results during 2023 will depend on future developments, including the duration and continued spread of COVID-19, the effectiveness of vaccines against COVID-19 and new variants that may arise, and the possibility that resurgences may result in government restrictions being reimposed. Although most state and local governments have eased or lifted restrictions, it is possible that a resurgence in COVID-19 cases, particularly due to variants of COVID-19, could prompt a return to tighter restrictions in certain areas. For example, some of Sleep Number’s manufacturing partners’ facilities in China have been temporarily closed from time to time due to strict COVID-related lockdown requirements. If lockdowns or other pandemic-related restrictions in China are imposed, this could materially negatively impact the Company’s ability to source raw materials and product and transport goods in its supply chain. Such occurrences may have an adverse effect on the Company’s business and financial results.

Risks Related to the Company’s Reliance on Third Parties and Reliance on a Global Supply Chain

Sleep Number has been, and could continue to be, vulnerable to shortages in supply of components necessary to manufacture its products due to its manufacturing processes which operate with minimal levels of inventory or due to global shortages of supply of electronic componentry or other materials, which, in turn, has and may

19 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

continue to harm its ability to satisfy consumer demand and adversely impact the Company’s sales and profitability.

A significant percentage of the Company’s products are assembled after it receives orders from customers utilizing manufacturing processes with minimal levels of raw materials, work-in-process and finished goods inventories. Lead times for ordered components may vary significantly, and some components used to manufacture its products are provided on a sole source basis. The Company has experienced lengthened lead times throughout its supply chain as a result of supply chain constraints and material shortages that occurred in 2021, continued in 2022, and may continue in 2023. The Company’s efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing has resulted in, and may continue to result in, increased storage costs or excess supply. In addition, with the increasing prevalence of and consumer demand for electronic products, along with COVID-19’s impact on the global supply chain over the past three years, the global supply of electronic componentry has been strained, which has led to shortages in supply and increased prices, and has adversely affected, and may continue to adversely affect, its operations, costs, production capacity, delivery timeframe, product development, sales, profitability, and financial results. Shortage of materials caused by disruptions or unavailability of supply or an increase in the demand for its products, has harmed and could continue to harm the Company’s ability to satisfy customer demand, delay deliveries of its products to customers, lead to customer cancellations and returns, delay the development and launch of new products, and increase its costs. Any such impacts or delays could adversely affect the Company’s sales, customer satisfaction, profitability, cash flows and financial condition.

The Company relies upon several key suppliers and third parties that are, in some instances, the only source of supply or services currently used by the Company for particular materials, components, products or services. A disruption in the supply or substantial increase in cost of any of these products or services has, and could continue to, harm the Company’s sales, profitability, cash flows and financial condition.

Sleep Number currently obtains all the materials and components used to produce its smart beds from outside sources including some that are located outside the United States. In several cases, including its air chambers, integrated non-adjustable foundations, adjustable foundations, various components for its Firmness Control and Smart Control systems, certain electronic componentry, certain foam formulations, as well as its fabrics and zippers, the Company obtains these materials, components and products from suppliers who serve as the only source of supply, or who supply the vast majority of the Company’s needs of the particular material, component or product. While the Company believes that some of these materials, components and products, or suitable replacements, could be obtained from other sources in the event of a disruption or loss of supply, it has not been able to, and in the future may not be able to, find alternative sources of supply or alternative sources of supply on comparable terms, quantities and timelines. If the Company’s relationship with the primary supplier of its air chambers, adjustable foundations, or electronic components is terminated or significantly disrupted, the Company could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components and products. Constraints on the ability of certain of its suppliers to timely meet commitments, including in an environment of increased demand for consumer products and labor challenges, has, and may continue to, adversely impact the Company’s ability to meet its product demand, result in additional costs, or otherwise adversely impact the Company’s business, operations and financial results.

Similarly, the Company relies on third parties to deliver some of its products to its facilities and customers on a timely and cost-effective basis. These third-party providers could be vulnerable to labor challenges, liquidity concerns, the impacts of global health conditions, or other factors that may result in delays in deliveries or increased costs of deliveries. Any significant delay in deliveries to its customers could lead to increased cancellations or returns and cause the Company to lose sales or incur increased costs. Delays in deliveries and increases in freight charges or other costs of deliveries has and could continue to harm the Company’s sales, profitability, cash flows and financial condition.

Fluctuations in commodity prices or availability or third-party logistics costs has resulted, and could continue to result, in an increase in component costs and/or delivery costs.

The Company’s business is subject to significant increases or volatility in the prices of certain commodities, including but not limited to electronic componentry, fuel, oil, natural gas, rubber, cotton, plastic resin, corrugate, steel and chemical ingredients used to produce foam, as well as third-party logistic costs. Increases in prices of these commodities or logistics costs or other inflationary pressures have resulted, and may continue to result, in significant cost increases for the Company’s raw materials and product components, as well as increases in the cost of delivering its products to

20 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

customers. The Company has been, and may continue to be, unable to offset any such increased costs through value engineering and similar initiatives, or through price increases, and, as a result, the Company’s profitability, cash flows and financial condition have been, and may continue to be adversely impacted. Price increases to offset the increased costs, have, and may continue to, adversely impact the Company’s sales volumes.

The Company’s business is subject to risks inherent in global sourcing activities.

Sleep Number’s air chambers, certain electronic components, and some of its other components are manufactured outside the United States, and therefore are subject to risks associated with foreign sourcing of materials, including but not limited to:

•Existing or potential duties, tariffs or quotas on certain types of goods that may be imported into the United States;
•Political instability, unrest, geo-political turmoil, acts of terrorism, global conflicts or war (such as the war in Ukraine), outbreaks of pandemics or contagious diseases, shipping delays, foreign or domestic strikes, customs inspections, or other factors resulting in disruption in supply, transportation, trade, labor, or the availability of global contractors utilized in the Company’s business operations;
•Foreign currency fluctuations; and
•Economic uncertainties, including inflation.

The Company cannot predict whether the countries in which some of its components are manufactured, or may be manufactured in the future, or where the Company contracts for labor will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. The United States government has implemented certain trade policies, including imposing tariffs on certain goods imported from China and other countries and imposing sanctions against Russia as a result of the war in Ukraine, and may take further actions with respect to these policies in the future. Additionally, although the Company does not have operations in Russia, Belarus, or Ukraine, have not had a material amount of sales into these countries, and have not been directly impacted by the war in Ukraine, some of the Company’s third-party suppliers have disclosed that they may source, directly or indirectly, a portion of their supply chain requirements of gold, tantalum, tin, tungsten, and birch plywood from Russia. These factors have, and could continue to, increase the costs of doing business with foreign suppliers, lead to inadequate inventory levels or delays in shipping products to customers, which could harm the Company’s sales, customer satisfaction, profitability, cash flows and financial condition.

The Company’s operations and those of its suppliers are located in various regions of the U.S. and across the globe, which subjects the Company to regional risks, such as adverse weather conditions and other natural or man-made disasters.

The locations where Sleep Number and its suppliers and global contractors operate have experienced, and may experience in the future, adverse regional events such as extreme weather conditions and other natural and man-made disasters, which could have a significant adverse effect on the Company, its ability to source necessary materials, components and products, and its ability to develop, launch, sell and deliver its products to customers. Climate change may increase the frequency and severity of adverse weather conditions and other natural disasters. All regions of the U.S. and warmer climates globally may be particularly impacted by extreme weather, such as hurricanes, natural disasters, droughts, wildfires and rising sea levels. These events have disrupted, and may continue to, disrupt the Company’s operations and ability to source components and products.

Risks Related to the Company’s Marketing Strategy and Execution of Total Retail Distribution Strategy

The Company’s future growth and profitability depend upon the effectiveness and efficiency of its marketing programs.

The Company is highly dependent on the effectiveness of its marketing messages and the efficiency of its advertising expenditures in generating consumer awareness, consideration and conversation leading to sales of its products. Sleep Number continues to evolve its marketing strategies, adjust its messages, and review the amount it spends on advertising and where it is spent. The Company may not always be successful in developing effective messages, as the consumer and competition change, or in achieving efficiency in its advertising expenditures.

21 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

The Company relies in part upon third parties, such as social media influencers and athletes, to market its brand, and are unable to fully control their efforts. Influencers and athletes with whom the Company maintains a relationship could engage in behavior or use their platforms to communicate directly with Sleep Number’s customers in a manner that reflects poorly on its brand, and these communications may be attributed to the Company or otherwise adversely affect the Company. It is not possible to prevent such behavior, and the precautions the Company takes to prevent or detect this activity may not be effective.

Consumers are increasingly having digital experiences and interactions as a part of their shopping experience. As a result, the Company’s future growth and profitability will depend in part on (i) the effectiveness and efficiency of the Company’s online experience, including without limitation advertising and search marketing and optimization programs, in generating consumer awareness and sales of its products; (ii) the Company’s ability to prevent confusion among consumers that can result from search engines that allow competitors to use its trademarks to direct consumers to competitors’ websites through confusing or misleading advertisements; (iii) its ability to prevent Internet publication of false or misleading information regarding its products or the Company’s competitors’ products; (iv) reviews of Sleep Number’s products; (v) the nature and tone of consumer sentiment, including those published online or elsewhere; and (vi) the stability of the Company’s website. Competitor spending on digital marketing programs has and may continue to increase, including without limitation from a number of direct-to-consumer, digital and omnichannel retailers, which, in turn, has and may continue to increase the cost of the Company’s digital marketing programs and online search terms.

If the Company’s marketing messages are ineffective or its advertising expenditures and other marketing programs, including digital programs, are inefficient in creating awareness and consideration of its products and brand name, and in driving consumer traffic to the Company’s website, call centers, or stores, the Company’s sales, profitability, cash flows and financial condition may be adversely impacted. In addition, if the Company is not effective in preventing the publication of confusing, false or misleading information regarding its brand or its products, or if there is publication online or elsewhere of significant negative consumer sentiment regarding the Company, brand or products, sales, profitability, cash flows and financial condition may be adversely impacted.

The Company’s future growth and profitability depend on its ability to execute its Total Retail distribution strategy.

The vast majority of the Company’s sales occur through Total Retail, including its retail stores and website. Total Retail represents the Company’s largest opportunity for growth in sales and improvement in profitability. The Company’s retail stores carry significant fixed costs. Sleep Number also makes significant capital expenditures as it open new stores and remodel or reposition existing stores. The Company is highly dependent on its ability to maintain and increase sales per store to cover these fixed expenses, provide a return on its capital investments and improve the Company operating margins.

Some of the Company’s stores are mall-based. The Company depends on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for its mall-based retail stores. Any decrease in mall traffic, including due to increased online shopping, could adversely affect the Company’s sales, profitability, cash flows and financial condition.

The Company’s Total Retail distribution strategy results in relatively few points of distribution, including 670 retail stores in 50 U.S. states as of the end of 2022, Online, Phone and Chat. Several of the mattress manufacturers and retailers with which the Company competes have significantly more brick-and-mortar points of distribution than it does, which makes the Company highly dependent on its ability to drive consumers to its points of distribution to gain market share.

The Company’s longer-term Total Retail distribution strategy is also dependent on its ability to renew existing store leases and to secure suitable locations for new store openings, in each case on a cost-effective basis. The Company may encounter higher than anticipated rents and other costs in connection with managing its retail store base. The Company may also be unable to find or obtain suitable new locations or renew existing locations.

Failure to achieve and maintain a high level of product quality could negatively impact the Company’s sales, profitability, cash flows and financial condition.

The Company’s products are highly differentiated from traditional innerspring mattresses and from viscoelastic and other foam mattresses, which have little or no technology and do not rely on electronics and air control systems. As a result, its

22 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

beds may be susceptible to failures that do not exist with traditional or foam mattresses. Failure to achieve and maintain acceptable quality standards could impact consumer acceptance of its products or result in negative media and Internet reports or owner dissatisfaction that could negatively impact the Company’s brand image and sales levels.
In addition, a decline in product quality could result in an increase in return rates and a corresponding decrease in sales, or an increase in product warranty claims in excess of the Company’s warranty reserves. An unexpected increase in return rates or warranty claims could harm the Company’s sales, profitability, cash flows and financial condition.

As a consumer innovation Company with differentiated products, the Company faces an inherent risk of exposure to product liability claims or regulatory actions if the use of its products is alleged to have resulted in personal injury or property damage. If any of the Company’s products proves to be defective or non-compliant with applicable regulations such as the federal Consumer Product Safety Commission flammability standards, the Company may be required to recall or redesign such products. The Company has at times experienced increased returns and adverse impacts on sales, as well as product liability litigation, as a result of media reports related to the alleged propensity of it products to develop mold. The Company may experience additional adverse impacts on sales and additional litigation if any similar media reports were to occur in the future. The Company maintains insurance against some forms of product liability claims, but such coverage may not be applicable to, or adequate for, liabilities actually incurred. A successful claim brought against the Company outside of, or in excess of, available insurance coverage, or any claim or product recall that results in significant adverse publicity about the Company, may have a material adverse effect on the Company’s sales, profitability, cash flows and financial condition.

The Company’s future growth and profitability depend in part on its ability to continue to improve and expand its product line and to successfully execute new product introductions.

As described in greater detail below, the bedding industry, as well as the market for sleep monitoring products, are both highly competitive, and the Company’s ability to compete effectively and to profitably grow its market share depend in part on its ability to continue to improve and expand the Company’s product line of adjustable firmness air beds, SleepIQ technology and related accessory products. The Company incurs significant research and development and other expenditures in the pursuit of improvements and additions to its product line. If these efforts do not result in meaningful product improvements or new product introductions, if the Company is not able to gain widespread consumer acceptance of product improvements or new product introductions, or there are delays or production limitations with respect to its product improvements or new product introductions, the Company’s sales, profitability, cash flows and financial condition may be adversely affected. If the Company offers products or services in other countries, the Company’s business may be exposed to additional risks, such as additional and varied legal/regulatory requirements, complexity and cost to maintain operations in multiple countries, adapting and localizing products for enhanced market acceptance, ability to enforce intellectual property rights, tariffs and non-tariff barriers, fluctuation in and barriers to currency exchange, and political or social unrest, and economic instability. In addition, if any significant product improvements or new product introductions are not successful, delayed, or constrained the Company’s reputation and brand image may be adversely affected.

The Company’s intellectual property rights may not prevent others from using its technology or trademarks in connection with the sale of competitive products. The Company is from time to time subject to claims that its products, processes or trademarks infringe intellectual property rights of others.

The Company owns various U.S. and foreign patents and patent applications related to certain elements of the design and function of the Company’s beds, biosignal monitoring and related products. The Company owns numerous registered and unregistered trademarks and trademark applications, including in particular the Sleep Number, Sleep Number 360, 360, Climate360 and SleepIQ trademarks, as well as other intellectual property rights, including trade secrets, trade dress and copyrights, which it believes has significant value and is important to the development, function, and marketing of its products. These intellectual property rights may not provide adequate protection against infringement or piracy, may not prevent competitors from developing and marketing products that are similar to or competitive with Sleep Number beds, biosignal monitoring or other products, and may be costly and time-consuming to protect and enforce. The Company’s patents are also subject to varying expiration dates. In addition, the laws of some foreign countries may not protect its intellectual property rights and confidential information to the same extent as the laws of the United States. If the Company is unable to protect and enforce its intellectual property, the Company may be unable to prevent other companies from using the Company’s technology or trademarks in connection with competitive products, which could adversely affect the Company’s sales, profitability, cash flows and financial condition.

23 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

The Company is from time to time subject to claims that its products, processes, advertising, or trademarks infringe the intellectual property rights of others. The defense of these claims, even if ultimately successful, may result in costly litigation, and if the Company is not successful in its defense, it could be subject to injunctions and liability for damages or royalty obligations, and the Company’s sales, profitability, cash flows and financial condition could be adversely affected.

Risks Related to the Company’s Vertically Integrated Business

Significant competition could adversely affect the Company’s business.

Because of the vertical integration of the Company’s business model, its products and distribution face significant competition from both manufacturers of different types of mattresses and a variety of retailers. The Company’s SleepIQ technology also faces significant competition from various manufacturers and retailers of sleep tracking and monitoring products.

The mattress industry is characterized by a high degree of concentration among the largest manufacturers of innerspring mattresses and foam mattresses and one dominant national mattress retailer. In recent years, numerous direct-to-consumer companies and low-cost importers have entered the market, offering “bed-in-a-box” or similar products primarily through online distribution directly to consumers though many now also partner with traditional mattress retailers. A variety of sleep tracking and monitoring products that compete with the Company’s SleepIQ technology have been introduced by various manufacturers and retailers, both within and outside of the traditional mattress industry. This competition has and may continue to increase the costs of search terms and digital advertising and otherwise adversely affect the Company’s business.

Some of the Company’s competitors have substantially greater financial, marketing and manufacturing resources and greater brand name recognition than the Company does and sell products through broader and more established distribution touchpoints. The Company’s national, exclusive distribution competes with other retailers who generally provide a wider selection of mattress alternatives than the Company offers. A number of these retailers also have more points of distribution, greater marketing resources, and greater brand name recognition than the Company does.

These manufacturing and retailing competitors, or a combination of these competitors, or new entrants into the market, may compete aggressively and gain market share with existing or new products, and may pursue or expand their presence in the adjustable firmness air bed segment of the market as well as in the market for sleep tracking and monitoring products. The Company has limited ability to anticipate the timing and scale of new product introductions, advertising campaigns or new pricing strategies by its competitors, which could inhibit its ability to retain or increase market share, or to maintain the Company’s profit margins.

If the Company is unable to effectively compete with other manufacturers and retailers of mattress and sleep tracking and monitoring products, the Company’s sales, profitability, cash flows and financial condition may be adversely impacted.

Disruption to the Company’s manufacturing, distribution, logistics, home delivery, product development, and customer service operations could increase its costs of doing business or harm the Company’s ability to satisfy customer demand, develop and launch new products, and service its products and customers.

Sleep Number has manufacturing plants located in Irmo, South Carolina and Salt Lake City, Utah, each of which is combined with an assembly distribution center (ADC). The Company has six additional ADCs across the country. The eight ADCs leverage component inventory to pre-assemble 100% of our smart mattresses to order rather than stocking finished goods. The Company has home delivery operations and contractors that deliver its products to customers across the country as well as a bedding fulfillment center that ships bedding products to consumers via third-party services. The product development and testing operations primarily occur in the Company’s corporate headquarters in Minneapolis, Minnesota and Sleep Number Labs facility in San Jose, California. Sleep Number’s customer service operations are located in New Orleans, Louisiana and Minneapolis, Minnesota and the Company has retail stores across the country. While we can shift demand among our eight ADCs, disruption to any of the ADCs or other operations, facilities, workforce, or the Company’s nationwide logistics network could harm or delay its ability to satisfy customer demand, develop, test and launch new products, service its products and customers, and increase its costs. Such impacts and delays could adversely affect the Company’s sales, customer satisfaction, profitability, cash flows and financial results.

24 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Risks Related to Legal Compliance and Legal Proceedings

The Company’s business is subject to a wide variety of government laws and regulations. These laws and regulations, as well as any new or changed laws or regulations, could disrupt the Company’s operations or increase its compliance costs. Failure to comply with such laws and regulations could have further adverse impacts on the Company’s operations.

The Company is subject to a wide variety of laws and regulations relating to the bedding industry or to various aspects of its business. Laws and regulations at the federal, state and local levels frequently change and the Company cannot always reasonably predict the impact from, or the ultimate cost of compliance with, future regulatory or administrative changes. Changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts employment and labor, trade, advertising and marketing practices, pricing, consumer credit offerings, “do not call/mail” requirements, text messaging requirements, product testing and safety, transportation and logistics, health care, tax, accounting, privacy and data security, health and safety or environmental issues, warranty disclosures, delivery timing requirements, accessibility requirements, among others, could require the Company to change the way it does business and could have a material adverse impact on the Company’s sales, profitability, cash flows and financial condition. New or different laws or regulations could increase direct compliance costs for the Company or may cause its vendors to raise the prices they charge the Company because of increased compliance costs. Further, the adoption of a multi-layered regulatory approach to any one of the state or federal laws or regulations to which the Company is currently subject, particularly where the layers are in conflict, could require alteration of its manufacturing processes or operational parameters which may adversely impact the Company’s business.

Legislative or regulatory changes that impact the Company’s relationship with its workforce, such as minimum wage requirements or health insurance or other employee benefits mandates, could increase the Company’s expenses and adversely affect its operations. While it is Sleep Number’s policy and practice to comply with legal and regulatory requirements and its procedures and internal controls are designed to promote such compliance, the Company cannot assure that all of its operations will comply with all such legal and regulatory requirements. Further, laws and regulations change over time and the Company may be required to incur significant expenses and/or to modify its operations in order to ensure compliance. This could harm the Company’s profitability or financial condition. If Sleep Number is found to be in violation of any laws or regulations, it could become subject to fines, penalties, damages or other sanctions as well as potential adverse publicity or litigation exposure. This could adversely impact the Company’s business, reputation, sales, profitability, cash flows or financial condition.

The Company’s ability to commercialize new products and innovations may be delayed or prevented by regulatory requirements.

As the Company works to develop innovations with enhanced health capabilities, including possible capabilities of providing advanced monitoring and health risk evaluations, depending on the features that ultimately become commercially available, some features may require regulatory requirements or approvals beyond those that apply to Sleep Number’s current products or features. These additional regulatory requirements or approvals may be prohibitively expensive or otherwise delay or prevent certain features, innovations, or product from being commercialized.

Pending or unforeseen litigation and the potential for adverse publicity associated with litigation could adversely impact the Company’s business, reputation, financial results or financial condition.

The Company is involved from time to time in various legal proceedings arising in the ordinary course of its business, including primarily commercial, product liability, employment and intellectual property claims. The Company currently does not expect the outcome of any pending matters to have a material effect on the Company’s consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more pending claims asserted against the Company, or claims that may be asserted in the future that the Company is currently not aware of, or adverse publicity resulting from any such litigation, could adversely impact the Company’s business, reputation, sales, profitability, cash flows and financial condition.

25 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Risks Related to the Company’s Information Systems and Cybersecurity

Information systems that contain confidential Company data, consumers’ personal information, and team members’ personal information may be subject to attacks by hackers or other cyber threats that could compromise the confidentiality, integrity, and availability of the data, which could substantially disrupt the Company’s business and could result in a breach of the data.

The Company’s information systems and information systems of third-party vendors it uses to assist in the storage and management of information, including on-premise and cloud-based systems, contains personal information related to its customers and team members collected and maintained in the ordinary course of its business, such as credit card and demographic information of its customers, SleepIQ® data, including biosignal data (e.g., sleep, physiological) from Sleep Number’s customer base and social security numbers, demographic information, and employment-related information of its team members. These information systems also contain confidential Company data regarding its business and innovations. The Company’s use and dependence on its information systems has increased with amplified remote working since the onset of the COVID-19 pandemic and additional data storage in cloud-based systems. While the Company maintains, and requires the Company’s third-party vendors to maintain, security measures to protect this information, a breach of these security measures, such as through third-party action and attacks, team member error, access to its data and systems, malfeasance or otherwise, could compromise the security of the Company’s data and customers’ and team members’ personal information. Like many other businesses, Sleep Number has and will likely continue to experience cyber-based attacks and incidents from time to time. As the techniques used to breach security measures change frequently and may not be recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventive measures. Any failure of the Company’s systems and processes or its third-party vendors’ systems and processes to adequately protect its data or customer or team member personal information from exposure, theft or loss could adversely impact the Company’s business, reputation, sales, profitability, cash flows and financial condition.

Any maintenance, improvements or upgrades to information systems that may be required to meet the evolving needs of the Company’s business and cybersecurity needs as well as existing and emerging regulatory requirements may be costly to implement, may take longer or require greater resources than anticipated and may result in disruptions to its systems or business.

The Company depends on its information systems for many aspects of its business. Sleep Number has and may continue to have disruptions or outages to its information systems that negatively impact its business and systems. If the Company’s information systems are disrupted in any material way, or maintenance, improvements or upgrades are required to meet the evolving needs of its business, cybersecurity needs, and existing and emerging regulatory requirements, the Company may be required to incur significant capital expenditures in the pursuit of improvements or upgrades to its information systems. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause short-term disruptions or security vulnerabilities to the Company’s existing systems and business. Any of these outcomes could impair the Company’s ability to achieve critical strategic initiatives and could adversely impact the Company’s sales, profitability, cash flows and financial condition.

Additionally, on February 9, 2022, the SEC proposed new rules related to cyber security risk management, which may increase the Company’s regulatory burden and cost of compliance related to cyber security threats. The Company is currently assessing the impact of the new rules, if adopted as proposed, but at this time, it cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules.

Risks Related to Workforce

The Company’s future growth and profitability depends upon its ability to attract, retain and motivate qualified personnel.

As a vertically integrated manufacturer and retailer, the Company’s future growth and profitability will depend upon its ability to attract, retain and motivate qualified personnel in a wide variety of areas to execute its growth strategy, including qualified management and executive personnel, retail sales professionals and managers, and manufacturing, home delivery and technical personnel. The current labor challenges, the world-wide trends of corporate resignations, or other economic factors may prevent the Company, and its suppliers and vendors, from successfully hiring and retaining

26 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

qualified personnel. The failure to attract, retain and motivate qualified personnel may hinder the Company’s ability to execute its business strategy and growth initiatives and may adversely impact the Company’s sales, profitability, cash flows and financial condition.

Risks Related to the Company’s Stock

A substantial amount of the Company’s stock is held by a small number of large investors and significant sales of its common stock by one or more of these holders could cause the Company’s stock price to fall, which could cause investors to lose all or a portion of their investment in its stock.

As of December 31, 2022, the Company’s ten largest holders of common stock were institutional investors who held approximately 62% of the outstanding shares of common stock in the aggregate, with BlackRock Fund Advisors being the largest shareholder with approximately 16% of the Company’s outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons, and such sales could depress the market price of the Company’s common stock, which could cause investors to lose all or a portion of their investment in its stock. In addition, any such sales of the Company’s common stock by these entities could also impair its ability to raise capital through the sale of additional equity securities.

The Company’s stock price may fluctuate significantly in response to numerous factors such as: the overall performance of the equity markets and the economy as a whole; changes in the financial projections the Company or third parties may provide to the public or the Company’s failure to meet these projections; actual or anticipated changes in its growth rate relative to that of its competitors; failure of securities analysts to maintain coverage of the Company, changes in financial estimates by securities analysts who follow the Company or its failure to meet these estimates or the expectations of investors; and sales of share of the Company’s common stock by Sleep Number or its shareholders particularly sales by its directors, executive officers and significant shareholders or the perception that these sales could occur.

Risks Related to Environmental, Social and Governance Matters

The Company’s priorities and progress with respect to Environmental, Social and Governance (ESG) matters may expose it to numerous risks, including risks to its reputation and stock price, and may impose additional costs on the Company.

There has been an increased focus on the Company’s ESG practices within the general markets. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, equity and inclusion, labor conditions and human rights, both in its own operations and in the Company’s supply chain. Sleep Number has established and plans to further establish priorities related to ESG matters. These priorities reflect the Company’s plans and aspirations and are not guarantees that it will be able to achieve them. The Company’s efforts to accomplish and accurately report its progress present numerous operational, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on the Company’s reputation, stock price, and results of operation. Sleep Number could also incur additional costs and require additional resources to implement various ESG practices to make progress against its priorities and to monitor and track its performance with respect to such priorities.

The standards for tracking and reporting on ESG matters are relatively new, have not been formalized and continue to evolve. Collecting, measuring, and reporting ESG information and metrics can be difficult and time consuming. While Sleep Number has taken steps to evolve its ESG priorities and related disclosures, including through implementing enhanced data collection methods and reporting certain data under recognized ESG reporting frameworks, the Company’s ESG practices may not meet the standards of all its stakeholders and advocacy groups may campaign for further changes. Additionally, the Company’s selected disclosure framework or standards may need to be changed from time to time, which may result in a lack of consistent or meaningful comparative data from period to period. In addition, the Company’s interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to the Company’s ESG priorities or reported progress.

27 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

The Company’s ability to achieve any ESG-related objective is subject to numerous risks, many of which are outside of its control, including: the availability and cost of low-or non-carbon-based energy sources and technologies, evolving regulatory requirements affecting ESG standards or disclosures, the availability of vendors and suppliers that can meet its sustainability, diversity and other standards, and the availability of raw materials that meet and further the Company’s sustainability objectives. If its ESG practices do not meet evolving standards or the Company’s priorities, then the Company’s reputation, its ability to attract or retain employees and its competitiveness, including as an investment and business partner, could be negatively impacted. Furthermore, if Sleep Number’s competitors’ ESG performance is perceived to be better than the Company’s, potential or current customers and investors may elect to do business with its competitors instead, and the Company’s ability to attract or retain employees could be negatively impacted. The Company’s failure, or perceived failure, to pursue or fulfill its priorities and objectives or to satisfy various reporting standards within the timelines the Company announces, or at all, could also expose the Company to government enforcement actions and private litigation.

Climate change and legal or regulatory responses may adversely affect the Company’s business, operations and financial condition.

Climate change presents various near and long-term risks that may adversely impact the Company’s business. The enactment of new laws and regulations to address or limit the effects of climate change, or changes to existing laws and regulations, could mandate more restrictive standards or require such changes on a more accelerated time frame. The consequences of climate change and the ensuing governmental regulations could disrupt the Company’s operations or harm its ability to source necessary materials and components and manufacture its products, which may adversely affect the Company’s financial condition. If public perception of Sleep Number’s compliance with laws and regulations related to climate change is negative, it could adversely affect the Company’s business, reputation and shareholder perception. Adverse publicity or climate-related litigation that impacts the Company could also have a negative impact on its business.

Extreme weather, natural disasters, power outages, or other unexpected events could result in physical damage to and complete or partial closure of one or more of the Company’s manufacturing, distribution centers or other facilities or those of its suppliers, temporary or long-term disruption in its supply chain or logistics, disruption of or harm to the Company’s workforce and/or disruption of its ability to deliver products to customers. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or if multiple such events occur. Climate change may also subject the Company’s business to significant increases or volatility in the prices of certain commodities, including but not limited to electronic componentry, fuel, oil, natural gas, rubber, cotton, plastic resin, corrugate, plywood, steel and chemical ingredients used to produce foam, as well as third-party logistic costs. Further, the long-term effects of climate change on general economic conditions and the Company’s industry in particular are unclear, and changes in the supply, demand, or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run its business. Any long-term disruption in the Company’s ability to service its customers from one or more manufacturing, distribution centers or other facilities could have an adverse effect on the Company’s operations.

New climate disclosure rules, if adopted by the SEC, may increase the Company’s costs and litigation risks, which would materially and adversely affect its future results of operations and financial condition.

During fiscal 2022, the SEC proposed new climate disclosure rules, which if adopted, would require new climate-related disclosures in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring filers to quantify and disclose direct emissions data, the new rules also would require disclosure of climate impact arising from the operations and uses by the filer’s business partners and contractors and end-users of the filer’s products and/or services. The Company is currently assessing the impact of the new rules, if adopted as proposed, but at this time, it cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules. However, Sleep Number may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to the new rules, either of which could materially and adversely affect the Company’s future results of operations and financial condition.

28 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

General Risks

The timing and amount of the Company’s share repurchases is subject to a number of uncertainties.

The Company’s Board has authorized management to repurchase up to $600 million worth of shares, and as of December 31, 2022, the remaining authorization under that program was $348 million. The Inflation Reduction Act of 2022 (the Act) imposes a non-deductible 1% excise tax on net repurchases of shares, with some exceptions. The excise tax will be imposed on transactions that occur after December 31, 2022. The imposition of the excise tax will increase the cost to the Company of making repurchases and may cause it to reduce the number of shares repurchased.

Other factors that may influence the Company’s decision to utilize, limit, suspend or delay future share repurchases include market conditions, the trading price of its common stock, the nature and magnitude of other investment opportunities available to the Company from time to time, and the amount of available cash.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

29 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 2. PROPERTIES

Retail Locations

Sleep Number currently leases all of its existing retail store locations and expects that its policy of leasing stores, rather than owning stores, will continue. The Company leases its retail stores under operating leases which, in addition to the minimum lease payments, may require payment of a proportionate share of the real estate taxes and certain building operating expenses. The Company retail store leases generally provide for an initial lease term of five to 10 years. In addition, the mall-based retail store leases may require payment of contingent rent based on net sales in excess of certain thresholds. Certain retail store leases may contain options to extend the term of the original lease.

The following table summarizes the geographic locations of Sleep Number’s 670 retail stores as of December 31, 2022:

	Retail Stores		Retail Stores		Retail Stores
Alabama	11	Kentucky	9	North Dakota	2
Alaska	1	Louisiana	11	Ohio	22
Arizona	13	Maine	3	Oklahoma	6
Arkansas	7	Maryland	17	Oregon	8
California	74	Massachusetts	12	Pennsylvania	28
Colorado	15	Michigan	20	Rhode Island	1
Connecticut	7	Minnesota	16	South Carolina	10
Delaware	2	Mississippi	6	South Dakota	2
District of Columbia	1	Missouri	13	Tennessee	17
Florida	45	Montana	4	Texas	61
Georgia	25	Nebraska	4	Utah	9
Hawaii	2	Nevada	6	Vermont	1
Idaho	3	New Hampshire	4	Virginia	21
Illinois	25	New Jersey	15	Washington	18
Indiana	13	New Mexico	4	West Virginia	4
Iowa	7	New York	24	Wisconsin	11
Kansas	7	North Carolina	21	Wyoming	2
				Total	670
Manufacturing, Distribution and Headquarters
The Company leases its 238,000 square-foot corporate headquarters in Minneapolis, MN. The lease term commenced in November 2017 and runs through October 2032. The lease includes three five-year renewal options.
The Company leases two manufacturing facilities, each of which is combined with an assembly distribution center, (Irmo, SC and Salt Lake City, UT) of approximately 151,000 square feet and approximately 101,000 square feet, respectively. The Irmo facility lease runs through June 2026, with two five-year renewal options. The Salt Lake City facility lease runs through July 2025, with one five-year renewal option.
The Company has six additional assembly distribution centers (Ontario, CA; Tampa, FL; Baltimore, MD; Minneapolis, MN; Cincinnati, OH; and Dallas, TX), with a total square footage of approximately 700,000 square feet and lease terms ending in October 2025 through May 2032. The leases include one or two, three- to five-year option renewals. The Company also operates a bedding fulfillment center at the same location as its Cincinnati, OH assemble distribution center.

30 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 3. LEGAL PROCEEDINGS

The Company’s legal proceedings are discussed in Note 12, Commitments and Contingencies, Legal Proceedings, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

31 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sleep Number’s common stock trades on The Nasdaq Stock Market LLC (Nasdaq Global Select Market) under the symbol “SNBR.” As of January 28, 2023, there were approximately 187 holders of record of Sleep Number common stock.

The Company is not restricted from paying cash dividends under the Credit Agreement so long as it is not in default under the Credit Agreement, its leverage ratio (as defined in the Credit Agreement) after giving effect to such restricted payments (as defined in the Credit Agreement) would not exceed 3.75:1.00 and no default or event of default (as defined in the Credit Agreement) would result therefrom. At December 31, 2022, the Company exceeded the 3.75:1:00 leverage ratio. Sleep Number has not historically paid, and has no current plans to pay, cash dividends on the Company’s common stock.

Information concerning share repurchases completed during the fourth quarter of fiscal 2022 is set forth below:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 2, 2022 through October 29, 2022	—		—	$348,071,000
October 30, 2022 through November 26, 2022	848	$33.82	—	348,071,000
November 27, 2022 through December 31, 2022	682	$27.24	—	348,071,000
Total	1,530	$30.89	—	$348,071,000
____________________
(1)Sleep Number did not repurchase any shares during the three months ended December 31, 2022 under its Board-approved $600 million share repurchase program (effective April 4, 2021).
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 1,530 shares of its common stock at a cost of $47 thousand during the three months ended December 31, 2022.
(3)There is no expiration date governing the period over which the Company can repurchase shares under its Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

32 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Comparative Stock Performance
The graph below compares the total cumulative shareholder return on Sleep Number’s common stock over the last five years to the total cumulative return on the Standard and Poor’s (S&P) 400 Specialty Stores Index and The Nasdaq Stock Market (U.S.) Index assuming a $100 investment made on December 30, 2017. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically requests that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SLEEP NUMBER CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX
$250
$200
$150
$100
$50
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
Sleep Number Corporation
S&P 400 Specialty Stores Index
The Nasdaq Stock Market (U.S.) Index

	12/30/17	12/29/18	12/28/19	01/02/21	01/01/22	12/31/22
Sleep Number Corporation	$100	$85	$132	$218	$204	$69
S&P 400 Specialty Stores Index	$100	$92	$104	$124	$180	$168
The Nasdaq Stock Market (U.S.) Index	$100	$96	$132	$192	$234	$157

33 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per share and selected operating data, unless otherwise indicated)
The Consolidated Statements of Operations Data and Consolidated Balance Sheet Data presented below have been derived from Sleep Number’s Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

	Year
	2022	2021	2020(1)	2019	2018
Consolidated Statements of Operations Data:
Net sales	$2,114,297	$2,184,949	$1,856,555	$1,698,352	$1,531,575
Gross profit	1,202,296	1,318,847	1,156,000	1,051,923	927,961
Operating expenses:
Sales and marketing	919,629	905,359	771,195	766,922	687,380
General and administrative	153,266	161,412	158,999	137,956	119,378
Research and development	61,521	58,540	40,910	34,950	28,775
Operating income	67,880	193,536	184,896	112,095	92,428
Net income	$36,610	$153,746	$139,189	$81,845	$69,539
Net income per share:
Basic	$1.63	$6.40	$5.03	$2.78	$1.97
Diluted	$1.60	$6.16	$4.90	$2.70	$1.92
Shares used in calculation of net income per share:
Basic	22,396	24,038	27,665	29,472	35,256
Diluted	22,852	24,947	28,428	30,355	36,165
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,792	$2,389	$4,243	$1,593	$1,612
Total assets(2)	953,936	919,540	800,136	806,043	470,138
Borrowings under revolving credit facility	459,600	382,500	244,200	231,000	199,600
Total shareholders’ deficit	(438,177)	(424,953)	(223,978)	(159,431)	(109,550)
Selected Operating Data:
Stores open at period-end	670	648	602	611	579
Stores opened during period	49	77	30	59	53
Stores closed during period	27	31	39	27	30
Average sales per store (000’s)(3)	$3,281	$3,600	$3,052	$2,877	$2,707
Percentage of stores with > $2 million in net sales(4)	76%	84%	67%	70%	65%
Percentage of stores with > $3 million in net sales(4)	36%	48%	29%	30%	25%
Average revenue per mattress unit - Total Retail(5)	$5,403	$5,102	$4,856	$4,865	$4,482
Total Retail comparable-sales change(6)	(6%)	17%	6%	6%	3%
Total retail square footage (at period-end) (000’s)	2,053	1,948	1,762	1,749	1,598
Average square footage per store open during period(4)	3,036	3,006	2,926	2,802	2,725

34 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

	Year
	2022	2021	2020(1)	2019	2018
Average sales per square foot(3)	$1,081	$1,212	$1,051	$1,034	$998
Average store age (in months at period-end)	91	91	97	94	95
Earnings before interest, depreciation and amortization (Adjusted EBITDA)(7)	$148,024	$276,701	$267,891	$190,351	$165,588
Free cash flows(7)	$(33,316)	$233,110	$242,561	$129,921	$86,025
Adjusted return on invested capital (Adjusted ROIC)(7)	17.6%	47.2%	39.9%	24.4%	NA
_____________________
(1)Fiscal year 2020 had 53 weeks. All other fiscal years presented had 52 weeks.
(2)On December 30, 2018, the Company adopted ASC Topic 842, Leases, on a modified-retrospective basis. Comparative information has not been restated and continues to be reported under the standards in effect for those periods.
(3)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(4)For stores open during the entire period indicated (excludes Online, Phone and Chat sales).
(5)Represents Total Retail net sales divided by Total Retail smart bed units.
(6)Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. The number of comparable stores used to calculate such data was 608, 568, 567, 539 and 524 for 2022, 2021, 2020, 2019 and 2018, respectively. Fiscal 2020 included 53 weeks, as compared to 52 weeks for the other periods presented. Comparable sales have been adjusted and reported as if all years had the same number of weeks.
(7)These non-GAAP measures are not in accordance with, or preferable to, GAAP financial data. However, the Company is providing this information as it believes it facilitates annual and year-over-year comparisons for investors and financial analysts. See pages 36 and 37 for the reconciliation of these non-GAAP measures to the appropriate GAAP measures.

35 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Non-GAAP Data Reconciliations

Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

The Company defines earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) as net income plus: income tax expense, interest expense, depreciation and amortization, stock-based compensation and asset impairments. Management believes Adjusted EBITDA is a useful indicator of the Company’s financial performance and its ability to generate cash from operating activities. The Company’s definition of Adjusted EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.

The Company’s Adjusted EBITDA calculations are as follows (in thousands):

	Year
	2022	2021	2020	2019	2018
Net income	$36,610	$153,746	$139,189	$81,845	$69,539
Income tax expense	12,285	33,545	36,783	18,663	16,982
Interest expense	18,985	6,245	9,021	11,591	5,911
Depreciation and amortization	66,626	59,779	60,783	61,410	61,648
Stock-based compensation	13,223	23,214	21,813	16,657	11,412
Asset impairments	295	172	302	185	96
Adjusted EBITDA	$148,024	$276,701	$267,891	$190,351	$165,588

Free Cash Flow

The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, the Company is providing this information as it believe it facilitates analysis for investors and financial analysts.

The following table summarizes the Company’s free cash flow calculations (in thousands):

	Year
	2022	2021	2020	2019	2018
Net cash provided by operating activities	$36,138	$300,010	$279,661	$189,160	$131,540
Subtract: Purchases of property and equipment	(69,454)	(66,900)	(37,100)	(59,239)	(45,515)
Free cash flow	$(33,316)	$233,110	$242,561	$129,921	$86,025

36 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Non-GAAP Data Reconciliations (continued)

Return on Invested Capital (Adjusted ROIC)

Adjusted ROIC is a financial measure the Company uses to determine how efficiently it deploys its capital. It quantifies the return the Company earns on its adjusted invested capital. Management believes Adjusted ROIC is also a useful metric for investors and financial analysts. The Company computes Adjusted ROIC as outlined below. Its definition and calculation of Adjusted ROIC may not be comparable to similarly titled definitions and calculations used by other companies.

The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Year
	2022	2021	2020	2019
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating income	$67,880	$193,536	$184,896	$112,095
Add: Operating lease interest(1)	25,912	24,763	24,966	25,635
Add: Interest income	—	—	97	3
Less: Income taxes(2)	(23,542)	(52,807)	(49,391)	(33,036)
Adjusted NOPAT	$70,250	$165,492	$160,568	$104,697

Average adjusted invested capital
Total deficit	$(438,177)	$(424,953)	$(223,978)	$(159,431)
Add: Long-term debt(3)	460,020	383,037	244,849	231,756
Add: Operating lease obligations(4)	436,412	408,552	345,161	357,651
Total adjusted invested capital at end of period	$458,255	$366,636	$366,032	$429,976

Average adjusted invested capital(5)	$400,038	$350,597	$402,647	$429,751

Adjusted return on invested capital (Adjusted ROIC)(6)	17.6%	47.2%	39.9%	24.4%
_____________________
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842.
(2) Reflects annual effective income tax rates, before discrete adjustments, of 25.1%, 24.2%, 23.5% and 24.0% for 2022, 2021, 2020 and 2019, respectively.
(3) Long-term debt includes existing finance lease liabilities.
(4) Reflects operating lease liabilities included in the Company’s financial statements under ASC 842.
(5) Average adjusted invested capital represents the average of the last five fiscal quarters’ ending adjusted invested capital balances.
(6) Adjusted ROIC equals Adjusted NOPAT divided by average adjusted invested capital. We have not included Adjusted ROIC for 2018 as ASC 842 was adopted in 2019.

Note – The Company’s Adjusted ROIC calculation and data are considered non-GAAP financial measures and are not in accordance with, or preferable to, GAAP financial data. However, the Company is providing this information as it believes it facilitates analysis of the Company’s financial performance by investors and financial analysts. The Company updated its Adjusted ROIC calculation for the reporting period ended December 31, 2022 to reflect adjustments consistent with ASC 842, Leases. All previous periods reported since the adoption of ASC 842 in fiscal year 2019 have been updated to reflect this calculation.

GAAP - generally accepted accounting principles in the U.S.

37 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and present expectations or projections. These risks and uncertainties include, among others:

•Current and future economic conditions and consumer sentiment;
•Increases in interest rates, which have increased the cost of servicing the Company’s indebtedness;
•Availability of attractive and cost-effective consumer credit options;
•Operating with minimal levels of inventory, which may leave the Company vulnerable to supply shortages;
•Sleep Number’s dependence on, and ability to maintain strong working relationships with, key suppliers and third parties;
•Rising commodity costs or third-party logistics costs and other inflationary pressures;
•Risks inherent in global-sourcing activities, including tariffs, geo-political turmoil, war, strikes, labor challenges, government-mandated work closures, outbreaks of pandemics or contagious diseases, and resulting supply shortages and production and delivery delays and disruptions;
•Risks of disruption due to health epidemics or pandemics, such as the COVID-19 pandemic;
•Regional risks related to having global operations and suppliers, including climate and other disasters;
•The effectiveness of the Company’s marketing strategy and promotional efforts;
•The execution of Sleep Number’s Total Retail distribution strategy;
•Ability to achieve and maintain high levels of product quality;
•Ability to improve and expand Sleep Number’s product line and execute successful new product introductions;
•Ability to prevent third parties from using the Company’s technology or trademarks, and the adequacy of its intellectual property rights to protect its products and brand;
•Ability to compete;
•Risks of disruption in the operation of any of the Company’s main manufacturing, distribution, logistics, home delivery, product development or customer service operations;
•The Company’s ability to comply with existing and changing government regulation;
•Pending or unforeseen litigation and the potential for associated adverse publicity;
•The adequacy of the Company’s and third-party information systems and costs and disruptions related to upgrading or maintaining these systems;
•The Company’s ability to withstand cyber threats that could compromise the security of its systems, result in a data breach or business disruption;
•Sleep Number’s ability, and the ability of its suppliers and vendors, to attract, retain and motivate qualified personnel;
•The volatility of Sleep Number stock;
•Environmental, social and governance (ESG) risks, including increasing regulation and stakeholder expectations; and
•The Company’s ability to adapt to climate change and readiness for legal or regulatory responses thereto.

38 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Additional information concerning these and other risks and uncertainties is contained under the caption “Risk Factors” in this Annual Report on Form 10-K.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of the Company’s consolidated financial statements with a narrative from the perspective of management on its financial condition, results of operations, liquidity and certain other factors that may affect its future results. The Company’s MD&A is presented in the following sections:

•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

Overview

Business Overview

Sleep Number is a wellness technology company. With a purpose to improve the health and wellbeing of society through higher quality sleep, the Company – along with its more than 5,000 passionate team members – are dedicated to improving lives and committed to lifelong relationships with Smart Sleepers. Over 14 million people have had their lives improved by Sleep Number‘s award-winning sleep innovations and are experiencing the physical, mental and emotional benefits of life-changing sleep performance. The Company’s proprietary smart beds combine the physical and digital worlds, integrating exceptional sleep with a highly advanced digital technology platform. This means only Sleep Number can provide a dynamic, adjustable and adaptive sleep experience that effortlessly responds to the needs of each sleeper. The Company’s millions of Smart Sleepers benefit from their smart bed changing with them, over time; it is unique, like they are.

The Company’s differentiated business model is guided by our purpose to improve the health and wellbeing of society through higher quality sleep. Sleep Number partners with world-leading sleep and health institutions to bring the power of 18 billion hours of longitudinal sleep data to sleep science and research. The Company’s retail experience meets its consumers whenever and wherever they choose – through online and in-store touchpoints. And Sleep Number’s 5,000 mission-driven team members passionately deliver individualized sleep experiences for everyone.

Through investments in its consumer innovation strategy and vertically integrated business model, Sleep Number strengthens its competitive advantages and creates a digital flywheel for sustainable growth, driving consumer demand and performance. The Company is committed to delivering superior stakeholder value creation over time.
Through investments in its consumer innovation strategy and vertically integrated business model, Sleep Number strengthens its competitive advantages and creates a digital flywheel for sustainable growth, driving consumer demand and performance.

The Company generates revenue by marketing and selling its innovations directly to new and existing customers through its vertically integrated, exclusive, direct-to-consumer retail touch points including Stores, Online, Phone, and Chat (Total Retail). Sleep Number is committed to creating long-term superior value for all stakeholders as it focuses on the Company’s three performance drivers: (1) increasing consumer demand; (2) leveraging its vertically integrated business model; and (3) deploying capital efficiently.

39 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Results of Operations

Fiscal 2022 Summary

Financial highlights for fiscal 2022 were as follows:

•Net sales for 2022 decreased 3% to $2.1 billion, compared with $2.2 billion in 2021. Net sales were affected by semiconductor chip supply constraints. Demand was negatively impacted by record low consumer sentiment and constrained chip supply that limited the Company’s product offerings and drove longer-than-normal lead times.
•The 3% net sales decrease consisted of a 6% comparable sales decrease in Total Retail, partially offset by 3 percentage points (ppt.) of sales growth from net opened/closed stores in the past 12 months. For additional details, see the components of total net sales growth on page 41.
•Sales per store in 2022 (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis totaled $3.3 million, 9% lower than 2021.
•2022 operating income of $68 million decreased by $126 million compared with $194 million in the prior year, driven by the decrease in net sales and lower gross margin. The Company’s 2022 operating income rate decreased to 3.2% of net sales, compared with 8.9% of net sales in 2021. Its 2022 operating income rate was impacted by the 3.5 ppt. decrease in the gross profit rate, and the deleveraging impact of the 3% decrease in net sales.
•The Company continued to prioritize investments in near- and long-term growth drivers in 2022, including a 5% increase in its innovation driving R&D expenses.
•Net income in 2022 decreased to $37 million, compared with net income of $154 million in 2021. Net income per diluted share decreased to $1.60, compared with $6.16 per diluted share in 2021.
•The Company achieved a return on invested capital (Adjusted ROIC) of 17.6% in 2022, compared with 47.2% in 2021.
•Cash provided by operating activities in 2022 decreased to $36 million, compared with $300 million for the prior year. Purchases of property and equipment for 2022 was $69 million, compared with $67 million in 2021.
•The Company ended 2022 with $460 million of borrowings under its credit facility, compared with $383 million at the end of 2021. Net liquidity available under the credit facility was $359 million at December 31, 2022. The Company’s net leverage ratio as defined in its Credit Agreement was 4.4x as of December 31, 2022. The maximum net leverage ratio under its Credit Agreement is 5.0x for the three quarterly reporting periods ending December 31, 2022, April 1, 2023, and July 1, 2023 and 4.5x thereafter.
•In 2022, Sleep Number invested $55 million to repurchase 1.0 million shares of its common stock ($57.46 per share, based on trade dates) under its Board-approved share repurchase program. As of December 31, 2022, the remaining authorization under its Board-approved share repurchase program was $348 million.

40 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2022		2021		2020
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$2,114.3	100.0%	$2,184.9	100.0%	$1,856.6	100.0%
Cost of sales	912.0	43.1%	866.1	39.6%	700.6	37.7%
Gross profit	1,202.3	56.9%	1,318.8	60.4%	1,156.0	62.3%
Operating expenses:
Sales and marketing	919.6	43.5%	905.4	41.4%	771.2	41.5%
General and administrative	153.3	7.2%	161.4	7.4%	159.0	8.6%
Research and development	61.5	2.9%	58.5	2.7%	40.9	2.2%
Total operating expenses	1,134.4	53.7%	1,125.3	51.5%	971.1	52.3%
Operating income	67.9	3.2%	193.5	8.9%	184.9	10.0%
Interest expense, net	19.0	0.9%	6.2	0.3%	8.9	0.5%
Income before income taxes	48.9	2.3%	187.3	8.6%	176.0	9.5%
Income tax expense	12.3	0.6%	33.5	1.5%	36.8	2.0%
Net income	$36.6	1.7%	$153.7	7.0%	$139.2	7.5%

Net income per share:
Basic	$1.63		$6.40		$5.03
Diluted	$1.60		$6.16		$4.90

Weighted-average number of common shares:
Basic	22.4		24.0		27.7
Diluted	22.9		24.9		28.4

The percentage of the Company’s total net sales, by dollar volume, was as follows:

	2022	2021	2020
Retail stores	86.3%	87.1%	85.2%
Online, phone, chat and other	13.7%	12.9%	14.8%
Total Company	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2022	2021	2020
Retail comparable-store sales (1)	(8%)	19%	(3%)
Online, phone and chat (1)	4%	4%	104%
Total Retail comparable sales change (1)	(6%)	17%	6%
Net opened/closed stores, other and 53rd week	3%	1%	3%
Total Company	(3%)	18%	9%
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

41 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Other sales metrics were as follows:

	2022	2021	2020
Average sales per store ($ in thousands) (1)(4)	$3,281	$3,600	$3,052
Average sales per square foot (1)(4)	$1,081	$1,212	$1,051
Stores > $2 million in net sales (2)(4)	76%	84%	67%
Stores > $3 million in net sales (2)(4)	36%	48%	29%
Average revenue per smart bed unit – Total Retail (3)	$5,403	$5,102	$4,856
____________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.
(4)Fiscal 2020 included 53 weeks, as compared to 52 weeks in fiscal 2022 and 2021. The additional week in 2020 was in the fiscal fourth quarter. Total Retail comparable sales have been adjusted to remove the estimated impact of the additional week on those metrics.

The number of retail stores operating was as follows:

	2022	2021	2020
Beginning of period	648	602	611
Opened	49	77	30
Closed	(27)	(31)	(39)
End of period	670	648	602

Comparison of 2022 and 2021

Net sales

Net sales in 2022 decreased 3% to $2.1 billion, compared with $2.2 billion in 2021. Net sales were affected by semiconductor chip supply constraints. Demand was negatively impacted by record low consumer sentiment and constrained chip supply that limited the Company’s product offerings and drove longer-than-normal lead times. The 3% net sales decrease was driven by a 6% comparable sales decrease in Total Retail, partially offset by 3 percentage points (ppt.) of growth from net opened/closed stores in the past 12 months, and other. Online, phone and chat sales (included in comparable sales noted above) made up 14% and 13% of total net sales in 2022 and 2021, respectively, as consumers embraced transacting remotely with Sleep Number as well as in its stores. For additional details, see the components of total net sales growth on page 41.

The $71 million net sales decrease compared with the same period one year ago was primarily comprised of: (i) a $135 million decrease in the Company’s Total Retail comparable net sales; and (ii) a $67 million increase resulting from net store openings. Total Retail smart bed unit sales decreased 9% compared with the prior year. Average revenue per smart bed unit in Total Retail increased by 6% to $5,403, compared with $5,102 in the prior-year period.

Gross profit

Gross profit for 2022 of $1.2 billion decreased by $117 million, or 9%, compared with $1.3 billion in 2021. The 2022 gross profit rate decreased to 56.9% of net sales, compared with 60.4% for the prior-year period. The 3.5 ppt. decrease in the gross profit rate was mainly due to: (i) year-over-year unfavorable product mix changes (2.0 ppt); (ii) operating inefficiencies resulting from the uneven flow of electronics supply and constrained deliveries (1.8 ppt); (iii) incremental costs from labor and material inflation (0.7 ppt); (iv) 9% lower delivered smart bed unit volume (0.2 ppt); partially offset by (v) price increases to offset inflation pressures (1.2 ppt). In addition, the Company’s gross profit rate will fluctuate from year to year due to a variety of other factors, including return and exchange costs, and changes in performance-based incentive compensation.

42 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Sales and marketing expenses

Sales and marketing expenses totaled $920 million in 2022, compared with $905 million last year. The sales and marketing expense rate increased to 43.5% of net sales, compared with 41.4% for the same period one year ago. The current-year sales and marketing expenses rate increase of 2.1 ppt. was primarily due to: (i) additional costs associated with operating 22 net new stores (1.0 ppt); and (ii) higher fees associated with its customer credit-based promotional offers (0.9 ppt).

General and administrative expenses

General and administrative (G&A) expenses decreased $8 million to $153 million in 2022, compared with $161 million in the prior year, and decreased to 7.2% of net sales, compared with 7.4% of net sales one year ago. The $8 million decrease in G&A expenses mainly consisted of the following: (i) $23 million lower employee compensation resulting from a year-over-year decrease in Company-wide performance-based incentive compensation; partially offset by (ii) a $5 million increase in employee compensation; (iii) $4 million increase in technology investments; and (iv) $6 million increase in other miscellaneous expenses including depreciation and travel expenses. The G&A expenses rate decreased by 0.2 ppt. in 2022, compared with 2021 due to the items discussed above offset by the deleveraging impact of the 3% net sales decrease.

Research and development expenses

Research and development (R&D) expenses increased by 5% to $62 million in 2022, compared with $59 million in 2021. The R&D expense rate for 2022 increased to 2.9% of net sales, compared with 2.7% of net sales for the prior year. The spending level increase supports Sleep Number’s continued prioritization in its long-term life-changing sleep innovation initiatives.

Interest expense, net

Interest expense, net increased to $19 million for the year ended December 31, 2022, compared with $6 million for the same period one year ago. The $13 million increase was primarily related to a higher weighted-average interest rate during 2022 compared with 2021.

Income tax expense

Income tax expense was $12 million for the year ended December 31, 2022, compared with $34 million for the same period one year ago. The effective income tax rate for the year ended December 31, 2022 was 25.1% compared with 17.9% for the year ended January 1, 2022. Stock-based compensation excess tax benefits more favorably impacted the 2021 effective tax rate than 2022.

Comparison of 2021 and 2020

For a discussion of the Company’s 2021 versus 2020 results, see its 2021 Form 10-K.

Liquidity and Capital Resources

Managing the Company’s liquidity and capital resources is an important part of its commitment to deliver superior shareholder value over time.

The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its $825 million revolving credit facility. As of December 31, 2022, the Company did not have any off-balance sheet financing other than its $6 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under its revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail store locations for the foreseeable future. See Notes 7, Leases, and 12, Commitments and Contingencies, for further details on the Company’s contractual obligations.

43 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Cash and cash equivalents totaled $2 million at both December 31, 2022 and January 1, 2022. Significant changes in cash and cash equivalents during 2022 included $36 million of cash provided by operating activities and $98 million increase in short-term borrowings, which were offset by $69 million of cash used to purchase property and equipment, and $64 million of cash used to repurchase the Company’s common stock.

The following table summarizes the Company’s cash flows (dollars in millions). Amounts may not add due to rounding differences:

	2022	2021
Total cash provided by (used in):
Operating activities	$36.1	$300.0
Investing activities	(70.6)	(66.6)
Financing activities	33.9	(235.2)
Net decrease in cash and cash equivalents	$(0.6)	$(1.9)

Cash provided by operating activities for the fiscal year ended December 31, 2022 was $36 million compared with $300 million for the fiscal year ended January 1, 2022. Significant components of the $264 million year-over-year decrease in cash from operating activities included: (i) a $117 million decrease in net income in 2022 compared with 2021; (ii) $114 million fluctuation in customer prepayments due to the timing of customer deliveries; (iii) a $59 million fluctuation in accounts payable with both years impacted by business changes and timing of payments; and (iv) a $33 million change in prepaid expenses primarily due to timing and amount of vendor rebates.

Net cash used in investing activities was $71 million for the fiscal year ended December 31, 2022, compared with $67 million in 2021. Investing activities in 2022 included $69 million of property and equipment purchases, compared with $67 million last year. The $3 million year-over-year increase was primarily due to investments in information technology.

Net cash provided by financing activities was $34 million for the fiscal year ended December 31, 2022, compared with net cash used of $235 million in 2021. During the fiscal year ended December 31, 2022, the Company repurchased $64 million of its common stock (based on settlement dates, $55 million under its Board-approved share repurchase program and $9 million in connection with the vesting of employee restricted stock grants), compared with $382 million in 2021. Short-term borrowings increased by $98 million during 2022 due to a $77 million increase in borrowings under its credit facility to $460 million, in addition to a $21 million increase in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings increased by $145 million during 2021 due to a $138 million increase in borrowings under its credit facility to $383 million, in addition to a $7 million increase in book overdrafts. Financing activities for both years reflect the cash proceeds from the exercise of employee stock options.

The Company suspended share repurchases under the Board-approved share repurchase program in the second quarter until macro economic conditions improve. The Company repurchased 1.0 million shares at a cost of $55 million (based on trade dates, $57.46 per share) during the fiscal year ended December 31, 2022. During 2021, the Company repurchased 3.1 million shares at a cost of $364 million (based on trade dates, $116.79 per share). As of December 31, 2022, the remaining authorization under its Board-approved share repurchase program was $348 million. There is no expiration date governing the period over which the Company can repurchase shares.

The Company has a credit facility (Credit Agreement) which is for general corporate purposes, to meet its seasonal working capital requirements and to repurchase its stock. The Company amended the Credit Agreement on October 26, 2022. The amendment, among other things, (a) provides relief from the requirement that the net leverage ratio not exceed 3.75x for certain corporate actions including Permitted Capital Distributions for Performance or Taxes (as defined in the Credit Agreement) and certain acquisition activity; (b) increases the permissible net leverage ratio to 5.0x for the three consecutive quarterly reporting periods ending July 1, 2023; (c) increases the commitment fee rate to 50 basis points and the margin applicable to interest rates for all borrowings by an additional 50 basis points, in each case if the net leverage ratio is greater than or equal to 4.5x; and (d) replaces the option to borrow at an interest rate based on London Interbank Offered Rate (LIBOR) to one based on a Term SOFR Rate. The Term SOFR Rate equals the sum of (x) the Term SOFR Screen Rate (as defined in the Credit Agreement) for the applicable interest period (but in no event less than zero), plus (y) 0.10%, plus (z) the margin based on Sleep Number’s net leverage ratio. Under the terms of the Credit agreement, the Company pays a variable rate of interest and a commitment fee based on its leverage ratio. The Credit

44 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

agreement is for general corporate purposes, to meet the Company’s seasonal working capital requirements and to repurchase Sleep Number common stock. As of December 31, 2022, the weighted-average interest rate on borrowings under the credit facility was 6.7% and the Company was in compliance with all financial covenants.

The Company has an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance their purchases from Sleep Number (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with the Company’s credit facility as of December 31, 2022, including a maximum net leverage ratio and a minimum interest coverage ratio. As of December 31, 2022, the Company was in compliance with all financial covenants.

On July 15, 2022, the Company executed a fifth amendment to the Synchrony Agreement that extended the term from December 31, 2023 to December 31, 2028, subject to earlier termination upon certain events. Under the terms of the Synchrony Agreement, Synchrony Bank sets the minimum acceptable credit ratings, the interest rates, fees and all other terms and conditions of the customer accounts, including collection policies and procedures, and is the owner of the accounts. As the accounts are owned by Synchrony Bank, at no time are the accounts purchased or acquired from the Company. Sleep Number is not liable to Synchrony Bank for its customers’ credit defaults.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). In connection with the preparation of its financial statements, the Company is required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, sales, expenses and the related disclosures. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time its consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that its financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company’s assumptions and estimates, and such differences could be material.

The Company’s significant accounting policies are discussed in Note 1, Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, which are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes the accounting policies discussed below are the most critical because they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and estimates, and related disclosures with the Audit Committee of its Board.

The Company’s critical accounting policies and estimates relate to stock-based compensation, warranty liabilities and revenue recognition.

45 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Stock-Based Compensation
The Company has stock-based compensation plans, which include non-qualified stock options and stock awards.

See Note 1, Business and Summary of Significant Accounting Policies, and Note 8, Shareholders’ Deficit, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of its stock-based compensation programs.
Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of the awards. These assumptions and judgments include estimating the volatility of its stock price, future employee forfeiture rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimates or future earnings adjustments.

Performance-based stock awards require management to make assumptions regarding the likelihood of achieving performance targets.
The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions it uses to determine stock-based compensation expense. However, if actual results are not consistent with its estimates or assumptions, the Company may be exposed to changes in stock-based compensation expense that could be material.

In addition, if actual results are not consistent with the assumptions used, the stock-based compensation expense reported in its financial statements may not be representative of the actual economic cost of the stock-based compensation. Finally, if the actual forfeiture rates, or the actual achievement of performance targets, are not consistent with the assumptions used, we could experience future earnings adjustments.

A 10% change in its stock-based compensation expense for the year ended December 31, 2022, would have affected net income by approximately $1.0 million in 2022.

Warranty Liabilities
The Company provides a limited warranty on most of the products it sells.

See Note 1, Business and Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of its warranty program and liabilities.

The majority of its warranty claims are incurred within the first year. However, the Company’s warranty liability contains uncertainties because its warranty obligations cover an extended period of time. A revision of estimated claim rates or the projected cost of materials and freight associated with sending replacement parts to customers could have a material adverse effect on future results of operations.

The Company has not made any material changes in its warranty liability assessment methodology during the past three fiscal years. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate its warranty liability. However, if actual results are not consistent with its estimates or assumptions, the Company may be exposed to losses or gains that could be material.

A 10% change in its warranty liability at December 31, 2022, would have affected net income by approximately $0.7 million in 2022.

46 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue Recognition
Certain accounting estimates relating to revenue recognition contain uncertainty because they require management to make assumptions and to apply judgment regarding the effects of future events.

See Note 1, Business and Summary of Significant Accounting Policies, and Note 9, Revenue Recognition, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of its revenue recognition policies.
The Company’s estimates of sales returns contain uncertainties as actual sales return rates may vary from expected rates, resulting in adjustments to net sales in future periods. These adjustments could have an adverse effect on future results of operations.
The Company has not made any material changes in the accounting methodology used to establish its sales returns allowance during the past three fiscal years. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate its sales returns allowance. However, if actual results are not consistent with its estimates or assumptions, the Company may be exposed to additional losses or gains in future periods.

A 10% change in its sales returns allowance at December 31, 2022 would have affected net income by approximately $1.9 million in 2022.

Recent Accounting Pronouncements

See “Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1, Business and Summary of Significant Accounting Policies - “New Accounting Pronouncements” for recent accounting pronouncements that may affect the Company’s financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in market-based short-term interest rates that will impact its net interest expense. If overall interest rates were one percentage point higher than current rates, its annual net income would decrease by $3.4 million based on the $460 million of borrowings under its credit facility at December 31, 2022. The Company does not manage its interest-rate volatility risk through the use of derivative instruments.

47 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Sleep Number Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sleep Number Corporation and subsidiaries (the “Company”) as of December 31, 2022, and January 1, 2022, and the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Warranty Liability - Refer to “Note 1 - Warranty Liabilities”

Critical Audit Matter Description

The Company provides a limited warranty on most products sold. The estimated warranty liabilities, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred and the assumptions are adjusted for any current trends as appropriate. As of December 31, 2022, the Company has warranty liability of $9.0 million.

48 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

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

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 24, 2023

We have served as the Company’s auditor since 2010.

49 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Sleep Number Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sleep Number Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023 expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 24, 2023

50 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2022 and January 1, 2022
(in thousands, except per share amounts)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,792	$2,389
Accounts receivable, net of allowances of $1,267 and $924, respectively	26,005	25,718
Inventories	114,034	105,644
Prepaid expenses	16,006	18,953
Other current assets	39,921	54,917
Total current assets	197,758	207,621

Non-current assets:
Property and equipment, net	200,605	195,128
Operating lease right-of-use assets	397,755	371,133
Goodwill and intangible assets, net	68,065	70,468
Deferred income taxes	7,958	—
Other non-current assets	81,795	75,190
Total assets	$953,936	$919,540

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$459,600	$382,500
Accounts payable	176,207	162,547
Customer prepayments	73,181	129,499
Accrued sales returns	25,594	22,368
Compensation and benefits	31,291	51,240
Taxes and withholding	23,622	22,087
Operating lease liabilities	79,533	72,360
Other current liabilities	60,785	64,177
Total current liabilities	929,813	906,778
Non-current liabilities:
Deferred income taxes	—	688
Operating lease liabilities	356,879	336,192
Other non-current liabilities	105,421	100,835
Total liabilities	1,392,113	1,344,493
Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, five thousand shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,014 and 22,683 shares issued and outstanding, respectively	220	227
Additional paid-in capital	5,182	3,971
Accumulated deficit	(443,579)	(429,151)
Total shareholders’ deficit	(438,177)	(424,953)
Total liabilities and shareholders’ deficit	$953,936	$919,540
See accompanying notes to consolidated financial statements.

51 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(in thousands, except per share amounts)

	2022	2021	2020
Net sales	$2,114,297	$2,184,949	$1,856,555
Cost of sales	912,001	866,102	700,555
Gross profit	1,202,296	1,318,847	1,156,000

Operating expenses:
Sales and marketing	919,629	905,359	771,195
General and administrative	153,266	161,412	158,999
Research and development	61,521	58,540	40,910
Total operating expenses	1,134,416	1,125,311	971,104
Operating income	67,880	193,536	184,896
Interest expense, net	18,985	6,245	8,924
Income before income taxes	48,895	187,291	175,972
Income tax expense	12,285	33,545	36,783
Net income	$36,610	$153,746	$139,189

Basic net income per share:
Net income per share – basic	$1.63	$6.40	$5.03
Weighted-average shares – basic	22,396	24,038	27,665

Diluted net income per share:
Net income per share – diluted	$1.60	$6.16	$4.90
Weighted-average shares – diluted	22,852	24,947	28,428

See accompanying notes to consolidated financial statements.

52 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 28, 2019	27,961	$280	$—	$(159,711)	$(159,431)
Net income	—	—	—	139,189	139,189
Exercise of common stock options	420	4	9,598	—	9,602
Stock-based compensation	620	6	21,807	—	21,813
Repurchases of common stock	(3,611)	(36)	(31,405)	(203,710)	(235,151)
Balance at January 2, 2021	25,390	$254	$—	$(224,232)	$(223,978)
Net income	—	—	—	153,746	153,746
Exercise of common stock options	174	2	4,439	—	4,441
Stock-based compensation	369	4	23,210	—	23,214
Repurchases of common stock	(3,250)	(33)	(23,678)	(358,665)	(382,376)
Balance at January 1, 2022	22,683	$227	$3,971	$(429,151)	$(424,953)
Net income	—	—	—	36,610	36,610
Exercise of common stock options	48	—	1,131	—	1,131
Stock-based compensation	405	4	13,219	—	13,223
Repurchases of common stock	(1,122)	(11)	(13,139)	(51,038)	(64,188)
Balance at December 31, 2022	22,014	$220	$5,182	$(443,579)	$(438,177)

See accompanying notes to consolidated financial statements.

53 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2022, January 1, 2022 and January 2, 2021
(in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$36,610	$153,746	$139,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,401	60,394	61,563
Stock-based compensation	13,223	23,214	21,813
Net loss on disposals and impairments of assets	291	37	247
Deferred income taxes	(8,646)	446	(3,566)
Changes in operating assets and liabilities:
Accounts receivable	(287)	6,153	(11,893)
Inventories	(11,560)	(24,282)	5,703
Income taxes	1,356	(3,066)	1,057
Prepaid expenses and other assets	19,379	(13,836)	(13,717)
Accounts payable	(4,743)	54,405	(16,755)
Customer prepayments	(56,318)	57,482	37,769
Accrued compensation and benefits	(19,821)	(24,790)	36,825
Other taxes and withholding	179	1,814	111
Other accruals and liabilities	(926)	8,293	21,315
Net cash provided by operating activities	36,138	300,010	279,661

Cash flows from investing activities:
Purchases of property and equipment	(69,454)	(66,900)	(37,100)
Proceeds from sales of property and equipment	49	257	55
Investment in non-marketable equity securities	(1,202)	—	—
Purchase of intangible assets	—	—	(1,973)
Net cash used in investing activities	(70,607)	(66,643)	(39,018)

Cash flows from financing activities:
Repurchases of common stock	(64,188)	(382,376)	(235,644)
Net increase (decrease) in short-term borrowings	97,647	145,473	(11,639)
Proceeds from issuance of common stock	1,131	4,441	9,602
Debt issuance costs	(718)	(2,759)	(312)
Net cash provided by (used in) financing activities	33,872	(235,221)	(237,993)

Net (decrease) increase in cash and cash equivalents	(597)	(1,854)	2,650
Cash and cash equivalents, at beginning of period	2,389	4,243	1,593
Cash and cash equivalents, at end of period	$1,792	$2,389	$4,243

Non-cash financing transactions:
Change in unsettled repurchases of common stock	$—	$—	$(493)
Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$19,792	$36,305	$38,698
Interest paid	$16,918	$5,438	$9,053
Purchases of property and equipment included in accounts payable	$11,707	$13,968	$5,015
See accompanying notes to consolidated financial statements.

54 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

Sleep Number Corporation and its 100%-owned subsidiaries (Sleep Number or the Company) have a vertically integrated business model and are the exclusive designer, manufacturer, marketer, retailer and servicer of Sleep Number beds which allows it to offer consumers high-quality, individualized sleep solutions and services. Sleep Number also offers FlextFit adjustable bases, and Sleep Number pillows, sheets and other bedding products.

Sleep Number generates revenue by marketing its innovations directly to new and existing customers, and selling products through its Stores, Online, Phone, Chat (Total Retail) and Other.

The consolidated financial statements include the accounts of Sleep Number Corporation and its subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends were as follows: fiscal 2022 ended December 31, 2022; fiscal 2021 ended January 1, 2022; and fiscal 2020 ended January 2, 2021. Fiscal 2020 had 53 weeks, 2022 and 2021 each had 52 weeks.

Use of Estimates in the Preparation of Financial Statements

The preparation of condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of sales, expenses and income taxes during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the consolidated financial statements in future periods and could be material.

Our critical accounting policies consist of stock-based compensation, warranty liabilities and revenue recognition.

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in the consolidated balance sheets and in net increase (decrease) in short-term borrowings in the financing activities section of the Company’s consolidated statements of cash flows. Book overdrafts totaled $36 million and $15 million at December 31, 2022 and January 1, 2022, respectively.

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected credit losses and consist primarily of receivables from third-party financiers for customer credit purchases. The allowance is recognized in an amount equal to anticipated future write-offs. The Company estimates future write-offs based on delinquencies, aging trends, industry risk trends, its historical experience and current trends. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

55 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

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

Property and Equipment

Property and equipment, carried at cost, is depreciated using the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts with any resulting gain or loss included in net income in the consolidated statements of operations. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful life are capitalized.

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

Goodwill and Intangible Assets, Net

Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net identifiable assets. The Company’s intangible assets include developed technologies and trade names/trademarks. Definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from 8-10 years.

Asset Impairment Charges

Long-lived Assets and Definite-lived Intangible Assets - the Company reviews its long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating long-lived assets for potential impairment, the Company first compares the carrying value of the asset to the estimated future cash flows (undiscounted and without interest charges - plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the asset, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. When the Company recognizes an impairment loss, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. We review retail store assets for potential impairment based on historical cash flows, lease termination provisions and expected future retail store operating results. If the Company recognizes an impairment loss for a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis and will be depreciated (amortized) over the remaining useful life of that asset.

Goodwill and Indefinite-lived Intangible Assets - goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually or when there are indicators of impairment using a fair value approach. The goodwill impairment test involves a comparison of the fair value of a reporting unit with its carrying value. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and the Company’s market capitalization. The Company has only one reporting unit, which has a negative carrying value. The reporting unit had a goodwill balance of $64 million at December 31, 2022 and January 1, 2022. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of an asset with its fair value. If the

56 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. Based on the Company’s 2022 assessments, it determined there was no impairment.

Other Investments

We have an investment in non-marketable equity securities of $1.2 million at December 31, 2022. This investment was made in a strategic product-development partner and is included in other non-current assets in our consolidated balance sheet. Non-marketable equity securities are equity securities without readily determinable fair value that are measured and recorded using a measurement alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.

Warranty Liabilities

The Company provides a limited warranty on most of the products it sells. The estimated warranty costs, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred by the Company and are adjusted for any current trends as appropriate. The majority of the Company’s warranty claims are incurred within the first year. The Company’s warranty liability contains uncertainties because its warranty obligations cover an extended period of time and require management to make estimates for claim rates and the projected cost of materials and freight associated with sending replacement parts to customers. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.

The Company classifies as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2022	2021	2020
Balance at beginning of period	$10,069	$12,152	$11,345
Additions charged to costs and expenses for current-year sales	16,694	16,732	13,387
Deductions from reserves	(17,157)	(18,134)	(12,158)
Change in liabilities for pre-existing warranties during the current year, including expirations	(609)	(681)	(422)
Balance at end of period	$8,997	$10,069	$12,152

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

The Company generally estimates fair value of long-lived assets, including its retail stores, using the income approach, which the Company based on estimated future cash flows (discounted and with interest charges). The inputs used to determine fair value relate primarily to future assumptions regarding sales volumes, gross profit rates, retail store operating expenses and applicable probability weightings regarding future alternative uses. These inputs are categorized as Level 3 inputs under the fair value measurements guidance. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

57 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Shareholders’ Deficit

Dividends

The Company is not restricted from paying cash dividends under the Credit Agreement so long as it is not in default under the Credit Agreement, the Company’s leverage ratio (as defined in the Credit Agreement) after giving effect to such restricted payments (as defined in the Credit Agreement) would not exceed 3.75:1.00 and no default or event of default (as defined in the Credit Agreement) would result therefrom. At December 31, 2022, the Company exceeded the 3.75:1.00 leverage ratio. However, Sleep Number has not historically paid, and has no current plans to pay, cash dividends on the Company’s common stock.

Share Repurchases

At December 31, 2022, there was $348 million remaining authorization under the $600 million board-approved share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to accumulated deficit.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Revenue recognized excludes sales taxes. Amounts billed to customers for delivery and setup are included in net sales. For most products, the Company receives payment before or promptly after, the products or services are delivered to the customer.

The Company accepts sales returns of most products during a 100-night trial period. Accrued sales returns represent a refund liability for the amount of consideration that the Company does not expect to be entitled to because it will be refunded to customers. The refund liability estimate is based on historical return rates and is adjusted for any current trends as appropriate. Each reporting period the Company remeasures the liability to reflect changes in the estimate, with a corresponding adjustment to net sales.

Sleep Number beds sold with SleepIQ technology contain multiple performance obligations including the bed, and SleepIQ hardware and software. The Company analyzes its multiple performance obligation(s) to determine whether they are distinct and can be separated or whether they must be accounted for as a single performance obligation. We determined that beds sold with the SleepIQ technology have two performance obligations consisting of: (i) the bed; and (ii) SleepIQ hardware and software. SleepIQ hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware’s functionality. The Company determined the transaction price for multiple performance obligations based on their relative standalone selling prices. The performance obligation related to the bed is satisfied at a point in time. The performance obligation related to SleepIQ technology is satisfied over time based on the ongoing access and usage by the customer of software essential to the functionality of SleepIQ technology. The deferred revenue and costs related to SleepIQ technology are recognized on a straight-line basis over the estimated period of benefit to the customer of 4.5 to 5.0 years because its inputs are generally expended evenly throughout the performance period.

See Note 9, Revenue Recognition, for additional information on revenue recognition and sales returns.

58 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Cost of Sales, Sales and Marketing, General and Administrative (G&A) and Research & Development (R&D) Expenses

The following tables summarize the primary costs classified in each major expense category (the classification of which may vary within the Company’s industry):

	Cost of Sales		Sales & Marketing
•	Costs associated with purchasing, manufacturing, shipping, handling and delivering the Company’s products to its retail stores and customers;	•	Advertising, marketing and media production;
		•	Marketing and selling materials such as brochures, videos, websites, customer mailings and in-store signage;
•	Physical inventory losses, scrap and obsolescence;	•	Payroll and benefits for sales and customer service staff;
•	Related occupancy and depreciation expenses;	•	Store occupancy costs;
•	Costs associated with returns and exchanges; and	•	Store depreciation expense;
•	Estimated costs to service customer warranty claims.	•	Credit card processing fees; and
		•	Promotional financing costs.

	G&A		R&D(1)
•	Payroll and benefit costs for corporate employees, including information technology, legal, human resources, finance, sales and marketing administration, investor relations and risk management;	•	Internal labor and benefits related to research and development activities;
		•	Outside consulting services related to research and development activities; and
		•	Testing equipment related to research and development activities.
•	Occupancy costs of corporate facilities;		___________________________ (1) Costs incurred in connection with R&D are charged to expense as incurred.
•	Depreciation related to corporate assets;
•	Information hardware, software and maintenance;
•	Insurance;
•	Investor relations costs; and
•	Other overhead costs.

Leases

The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of future lease payments over the lease term. The Company elected the option to not separate lease and non-lease components for all of its leases. Most of the Company’s leases do not provide an implicit interest rate nor is the rate available to it from its lessors. As an alternative, the Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, including publicly available data, in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet as an ROU asset or operating lease liability. The Company recognizes operating lease costs for these short-term leases, primarily small equipment leases, on a straight-line basis over the lease term. At December 31, 2022, the Company’s finance lease ROU assets and associated lease liabilities were not significant.

See Note 7, Leases, for further information regarding the Company’s operating leases.

Pre-opening Costs

Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.

Advertising Costs

The Company incurs advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $309 million, $323 million and $253 million in 2022, 2021 and 2020, respectively. Advertising costs deferred and included in prepaid expenses in the consolidated balance sheet were not significant at December 31, 2022 and January 1, 2022, respectively.

59 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Insurance

The Company is self-insured for certain losses related to health and workers’ compensation claims, although the Company obtains third-party insurance coverage to limit exposure to these claims. The Company estimates its self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. The Company’s self-insurance liability was $13 million at both December 31, 2022 and January 1, 2022. At both December 31, 2022 and January 1, 2022, $9 million was included in current liabilities: compensation and benefits in the consolidated balance sheets and $4 million included in other non-current liabilities in the consolidated balance sheets.

Software Capitalization

For software developed or obtained for internal use, the Company capitalizes direct external costs associated with developing or obtaining internal-use software. In addition, the Company capitalizes certain payroll and payroll-related costs for employees who are directly involved with the development of such applications. Capitalized costs related to internal-use software under development are treated as construction-in-progress until the program, feature or functionality is ready for its intended use, at which time depreciation commences. The Company expenses any data conversion or training costs as incurred. Capitalized software costs are included in property and equipment, net in the consolidated balance sheet.

The Company capitalizes costs incurred with the implementation of a cloud computing arrangement that is a service contract, consistent with its policy for software developed or obtained for internal use. The capitalized implementation costs of cloud computing arrangements are expensed over the term of the cloud computing arrangement in the same line item in the statement of operations as the associated hosting fees. Capitalized costs incurred with the implementation of a cloud computing arrangement are included in prepaid expenses and other non-current assets in the Company’s consolidated balance sheet, and in operating cash flows in its consolidated statement of cash flows.

Stock-based Compensation

The Company compensates officers, directors and key employees with stock-based compensation under stock plans approved by its shareholders and administered under the supervision of the Company’s Board of Directors (Board). At December 31, 2022, a total of 2.1 million shares were available for future grant. These plans include non-qualified stock options and stock awards.

The Company records stock-based compensation expense based on the award’s fair value at the grant date and the awards that are expected to vest. The Company recognizes stock-based compensation expense over the period during which an employee is required to provide services in exchange for the award. The Company reduces compensation expense by estimated forfeitures. Forfeitures are estimated using historical experience and projected employee turnover. The Company includes, as part of cash flows from operating activities, the benefit of tax deductions in excess of recognized stock-based compensation expense. In addition, excess tax benefits or deficiencies are recorded as discrete adjustments to income tax expense.

Stock Options - stock option awards are granted at exercise prices equal to the closing price of the Company’s stock on the grant date. Generally, options vest proportionally over three years and expire after 10 years. Compensation expense is recognized ratably over the vesting period.

The Company determines the fair value of stock options granted and the resulting compensation expense at the date-of-grant using the Black-Scholes-Merton option-pricing model. Descriptions of significant assumptions used to estimate the expected volatility, risk-free interest rate and expected term are as follows:

Expected Volatility – expected volatility was determined based on implied volatility of the Company’s traded options and historical volatility of the Company’s stock price.
Risk-Free Interest Rate – the risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues at the date of grant with a term equal to the expected term.

60 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Expected Term – expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock-based awards.

Stock Awards - the Company issues stock awards to certain employees in conjunction with its stock-based compensation plan. The stock awards generally vest over three years based on continued employment (time-based). Compensation expense related to stock awards, except for stock awards with a market condition, is determined on the grant date based on the publicly quoted closing price of the Company’s common stock and is charged to earnings on a straight-line basis over the vesting period. Stock awards with a market condition are valued using a Monte Carlo simulation model. The significant assumptions used to estimate the expected volatility and risk-free interest rate are similar to those described above in Stock Options.

In April 2020, the Company took action to maintain liquidity and cut costs in response to the COVID-19 pandemic, including offering a salary for stock program. Under that program, certain employees elected to forego a percentage of their cash salary for the remainder of the year in exchange for time-based stock awards that represented the value of the cash salary foregone. Subject to continuing employment, these awards vested in December 2020.

Certain time-based stock awards have a performance condition (performance-based). The final number of shares earned for performance-based stock awards and the related compensation expense is adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately be awarded range from 0% - 200% of the targeted amount for the 2022, 2021 and 2020 awards. We evaluate the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance-based stock awards granted in 2022, 2021 and 2020, the performance targets are based on growth in net sales and in operating profit, and the performance periods are fiscal 2022 through 2024, 2021 through 2023 and fiscal 2020 through 2022, respectively.

See Note 8, Shareholders’ Deficit, for additional information on stock-based compensation.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for any portion of deferred tax assets that are not considered more likely than not to be realized. The Company evaluates all available positive and negative evidence, including its forecast of future taxable income, to assess the need for a valuation allowance on its deferred tax assets.

The Company records a liability for unrecognized tax benefits from uncertain tax positions taken, or expected to be taken, in the Company’s tax returns. The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and may not accurately forecast actual outcomes.

The Company classifies net interest and penalties related to income taxes as a component of income tax expense in its consolidated statements of operations.

61 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Net Income Per Share

The Company calculates basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the period. It calculates diluted net income per share based on the weighted-average number of common shares outstanding adjusted by the number of potentially dilutive common shares as determined by the treasury stock method. Potentially dilutive shares consist of stock options and stock awards.

Sources of Supply

The Company currently obtain materials and components used to produce its beds from outside sources. As a result, the Company is dependent upon suppliers that in some instances, are its sole source of supply, or supply the vast majority of the particular component or material. We continuously evaluate opportunities to dual-source key components and materials. The failure of one or more of the Company’s suppliers to provide it with materials or components on a timely basis could significantly impact the consolidated results of operations and net income per share. While the Company believes that these materials and components, or suitable replacements, could be obtained from other sources in the event of a disruption or loss of supply, it may not be able to find alternative sources of supply or alternative sources of supply on comparable terms and an unexpected loss of supply over a short period of time may not allow the Company to replace these sources in the ordinary course of business.

(2) Fair Value Measurements

At December 31, 2022 and January 1, 2022, the Company had $17 million and $19 million, respectively, of debt and equity securities that fund its deferred compensation plan and are classified in other non-current assets. The Company also had corresponding deferred compensation plan liabilities of $17 million and $19 million at December 31, 2022 and January 1, 2022, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable it to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

(3) Inventories

Inventories consisted of the following (in thousands):

	December 31, 2022	January 1, 2022
Raw Materials	$7,785	$11,752
Work in Progress	102	83
Finished goods	106,147	93,809
	$114,034	$105,644

Finished goods inventories consisted of the following (in thousands):

	December 31, 2022	January 1, 2022
Finished beds, including certain retail display beds and deliveries in-transit to those customers who have utilized home delivery services	$36,708	$40,686
Finished components that were ready for assembly for the completion of beds	45,722	32,835
Retail accessories	23,717	20,288
	$106,147	$93,809

62 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2022	January 1, 2022
Leasehold improvements	$140,344	$130,640
Furniture and equipment	151,202	136,464
Production machinery, computer equipment and software	287,834	257,802
Construction in progress	11,568	14,246
Less: Accumulated depreciation and amortization	(390,343)	(344,024)
	$200,605	$195,128

(5) Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at December 31, 2022 and January 1, 2022. Indefinite-lived trade name/trademarks totaled $1.4 million at December 31, 2022 and January 1, 2022.

Definite-lived Intangible Assets

	December 31, 2022		January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$17,641	$18,851	$15,460
Patents	1,972	559	1,972	337
	$20,823	$18,200	$20,823	$15,797

Amortization expense for the Company’s developed technologies was $2.0 million in each of 2022, 2021 and 2020.
Amortization expense for its patents was $0.2 million, $0.2 million and $0.1 million, in 2022, 2021 and 2020, respectively.

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2023	$1,431
2024	222
2025	226
2026	222
2027	222
Thereafter	300
Total future amortization for definite-lived intangible assets	$2,623

63 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(6) Credit Agreement

As of December 31, 2022, the Company’s credit facility had a total commitment amount of $825 million. The credit facility is for general corporate purposes, to meet its seasonal working capital requirements and to repurchase its stock. The Credit Agreement includes an accordion feature which allows the Company to increase the amount of the credit facility from $825 million to $1.2 billion, subject to lenders’ approval. The Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires it to comply with, among other things, a maximum leverage ratio and a minimum interest coverage ratio (3.0x).

We amended the Credit Agreement on October 26, 2022. The amendment, among other things, (a) provides relief from the requirement that the net leverage ratio not exceed 3.75x for certain corporate actions including Permitted Capital
Distributions for Performance or Taxes (as defined in the Credit Agreement) and certain acquisition activity; (b) increases the permissible net leverage ratio to 5.0x for the three consecutive quarterly reporting periods ending July 1, 2023; (c)
increases the commitment fee rate to 50 basis points and the margin applicable to interest rates for all borrowings by an additional 50 basis points, in each case if the net leverage ratio is greater than or equal to 4.5x; and (d) replaces the option to borrow at an interest rate based on London Interbank Offered Rate (LIBOR) to one based on a Term SOFR
Rate. The Term SOFR Rate equals the sum of (x) the Term SOFR Screen Rate (as defined in the Credit Agreement) for the applicable interest period (but in no event less than zero), plus (y) 0.10%, plus (z) the margin based on Sleep Number’s net leverage ratio. For the quarterly reporting period ending September 30, 2023 and subsequent quarterly reporting periods, the maximum leverage ratio will be 4.5x.

Under the terms of the Credit Agreement, the Company pays a variable rate of interest and a commitment fee based on its leverage ratio. The Credit Agreement matures in December 2026. The Company was in compliance with all financial covenants as of December 31, 2022.

The following tables summarizes the Company’s borrowings under the credit facility ($ in thousands):

	December 31, 2022	January 1, 2022
Outstanding borrowings	$459,600	$382,500
Outstanding letters of credit	$5,947	$3,997
Additional borrowing capacity	$359,453	$438,503
Weighted-average interest rate	6.7%	1.6%

(7) Leases

The Company leases its retail, office and manufacturing space under operating leases which, in addition to the minimum lease payments, may require payment of a proportionate share of the real estate taxes and certain building operating expenses. While the Company’s local market development approach generally results in long-term participation in given markets, its retail store leases generally provide for an initial lease term of five to 10 years. Sleep Number’s office and manufacturing leases provide for an initial lease term of up to 15 years. In addition, its mall-based retail store leases may require payment of variable rent based on net sales in excess of certain thresholds. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s sole discretion. Lease options are included in the lease term only if exercise is reasonably certain at lease commencement. The Company lease agreements do not contain any material residual value guarantees. The Company also leases vehicles and certain equipment under operating leases with an initial lease term of three to six years.

The Company’s operating lease costs include facility, vehicle and equipment lease costs, but exclude variable lease costs. Operating lease costs are recognized on a straight-line basis over the lease term, after consideration of rent escalations and rent holidays. The lease term for purposes of the calculation begins on the earlier of the lease commencement date or the date the Company takes possession of the property. During lease renewal negotiations that extend beyond the original lease term, the Company estimates straight-line rent expense based on current market conditions. Variable lease costs are recorded when it is probable the cost has been incurred and the amount can be

64 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
reasonably estimated. Future payments for real estate taxes and certain building operating expenses for which the Company is obligated are not included in operating lease costs.

At December 31, 2022, the Company’s finance lease right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	2022	2021	2020
Operating lease costs(1)	$109,766	$99,474	$90,311
Variable lease costs	$877	$2,205	$1,147
____________________
(1)Includes short-term lease costs which are not significant.

The maturities of operating lease liabilities as of December 31, 2022, were as follows(1) (in thousands):

2023	$103,935
2024	93,430
2025	82,375
2026	70,542
2027	55,494
Thereafter	118,529
Total operating lease payments(2)	524,305
Less: Interest	87,893
Present value of operating lease liabilities	$436,412
___________________
(1)Total operating lease payments exclude $80 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $80 million for operating lease liabilities.

Other information related to operating leases was as follows:

	December 31, 2022	January 1, 2022
Weighted-average remaining lease term (years)	6.2	6.4
Weighted-average discount rate	6.2%	6.1%

(in thousands)	2022	2021	2020
Cash paid for amounts included in present value of operating lease liabilities	$99,819	$90,198	$85,497
Right-of-use assets obtained in exchange for operating lease liabilities	$82,117	$109,000	$43,860

65 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(8) Shareholders’ Deficit

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	2022	2021	2020
Stock awards(1)	$9,471	$20,216	$19,435
Stock options	3,752	2,998	2,378
Total stock-based compensation expense(1)	13,223	23,214	21,813
Income tax benefit	3,319	5,722	5,126
Total stock-based compensation expense, net of tax	$9,904	$17,492	$16,687
____________________
(1)    Changes in annual stock-based compensation expense includes the cumulative impact of the change in the expected achievements of certain performance targets.

Stock Options

A summary of the Company’s stock option activity was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2022	699	$42.02	6.3	$28,258
Granted	148	58.60
Exercised	(48)	23.57
Canceled/Forfeited	(12)	58.63
Outstanding at December 31, 2022	787	$46.02	6.1	$829
Exercisable at December 31, 2022	558	$37.09	5.2	$829
Vested and expected to vest at December 31, 2022	771	$45.66	6.1	$829
____________________
(1)    Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

Other information pertaining to options was as follows (in thousands, except per share amounts):

	2022	2021	2020
Weighted-average grant date fair value of stock options granted	$30.22	$71.93	$15.10
Total intrinsic value (at exercise) of stock options exercised	$1,298	$16,003	$14,357

Cash received from the exercise of stock options for the fiscal year ended December 31, 2022 was $1.1 million. The Company’s tax benefit related to the exercise of stock options for the fiscal year ended December 31, 2022 was $1.3 million.

66 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
At December 31, 2022, there was $4.8 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.8 years.
The assumptions used to calculate the fair value of options granted using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2022	2021	2020
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	57%	58%	46%
Risk-free interest rate	2.2%	0.9%	0.7%
Expected term (years)	5.3	5.2	5.4

Stock Awards

Stock award activity was as follows (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance- Based Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	206	$69.55	441	$63.37
Granted	189	54.60	329	56.16
Vested	(110)	61.35	(251)	46.94
Canceled/Forfeited	(24)	72.95	(18)	70.10
Outstanding at December 31, 2022	261	$61.88	501	$66.63

At December 31, 2022, there was $9.7 million of unrecognized compensation expense related to non-vested time-based stock awards, which is expected to be recognized over a weighted-average period of 1.8 years, and $7.4 million of unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.

Repurchases of Common Stock

Repurchases of the Company’s common stock were as follows (in thousands):

	2022	2021	2020
Amount repurchased under Board-approved share repurchase program	$54,868	$364,479	$228,111
Amount repurchased in connection with the vesting of employee restricted stock grants	9,320	17,897	7,040
Total amount repurchased (based on trade dates)	$64,188	$382,376	$235,151

As of December 31, 2022, the remaining authorization under the Board-approved $600 million share repurchase program was $348 million.

67 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	2022	2021	2020
Net income	$36,610	$153,746	$139,189
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,396	24,038	27,665
Dilutive effect of stock-based awards	456	909	763
Diluted weighted-average shares outstanding	22,852	24,947	28,428
Net income per share – basic	$1.63	$6.40	$5.03
Net income per share – diluted	$1.60	$6.16	$4.90

Additional potential dilutive stock options totaling 0.4 million, 0.1 million and 0.2 million for 2022, 2021 and 2020, respectively, have been excluded from the diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of the Company’s common stock).

(9) Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in the consolidated balance sheets as follows (in thousands):

	December 31, 2022	January 1, 2022
Deferred contract assets included in:
Other current assets	$28,121	$28,048
Other non-current assets	55,564	49,343
	$83,685	$77,391

	December 31, 2022	January 1, 2022
Deferred contract liabilities included in:
Other current liabilities	$36,335	$36,490
Other non-current liabilities	70,999	63,680
	$107,334	$100,170

During the years ended December 31, 2022, January 1, 2022 and January 2, 2021 the Company recognized revenue of $34 million, $29 million and $34 million, respectively, that was included in the deferred contract liability balance at the beginning of the year.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of the Company’s revenues for 2022, 2021 and 2020.

Net sales consisted of the following (in thousands):

	2022	2021	2020
Retail stores	$1,823,617	$1,904,037	$1,582,266
Online, phone, chat and other	290,680	280,912	274,289
Total Company	$2,114,297	$2,184,949	$1,856,555

68 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Obligation for Sales Returns

The activity in the sales returns liability account for 2022 and 2021 was as follows (in thousands):

	2022	2021
Balance at beginning of year	$22,368	$24,765
Additions that reduce net sales	103,477	91,975
Deduction from reserves	(100,251)	(94,372)
Balance at end of period	$25,594	$22,368

(10) Profit Sharing and 401(k) Plan

Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, the Company may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2022, 2021 and 2020, the Company’s contributions, net of forfeitures, were $10 million, $7 million and $6 million, respectively.

(11) Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	2022	2021	2020
Current:
Federal	$15,518	$17,019	$29,762
State	5,174	4,568	6,528
	20,692	21,587	36,290
Deferred:
Federal	(7,264)	10,954	584
State	(1,143)	1,004	(91)
	(8,407)	11,958	493
Income tax expense	$12,285	$33,545	$36,783

The following table provides a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	2022	2021	2020
Statutory federal income tax	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.4	3.0	2.4
R&D tax credits	(5.5)	(1.4)	(1.4)
Non-deductible compensation	1.7	1.5	1.0
Stock-based compensation	(1.2)	(6.3)	(2.4)
Changes in unrecognized tax benefits	(0.4)	(0.1)	0.3
Other	3.1	0.2	—
Effective income tax rate	25.1%	17.9%	20.9%

The Company files income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, the Company is subject to examination by federal and state taxing authorities. The Company is no longer subject to federal income tax examinations for years prior to 2019 or state income tax examinations prior to 2018.

69 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2022	2021
Deferred tax assets:
Stock-based compensation	$6,896	$8,037
Operating lease liabilities	109,144	102,292
Warranty and returns liabilities	7,881	7,459
Net operating loss carryforwards and credits	2,051	1,939
Compensation and benefits	7,678	8,206
Research and development	13,860	—
Other	6,110	6,607
Total gross deferred tax assets	153,620	134,540
Valuation allowance	(615)	(615)
Total gross deferred tax assets after valuation allowance	153,005	133,925
Deferred tax liabilities:
Property and equipment	38,442	34,655
Operating lease right-of-use assets	99,311	92,778
Deferred revenue	4,394	5,460
Other	2,900	1,720
Total gross deferred tax liabilities	145,047	134,613
Net deferred tax assets (liabilities)	$7,958	$(688)

At December 31, 2022, the Company had net operating loss carryforwards for federal purposes of $0.5 million, which will expire between 2025 and 2027.

The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, the Company assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company has provided a $0.6 million valuation allowance resulting primarily from its inability to utilize certain foreign net operating losses.

70 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Unrecognized Tax Benefits

Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Federal and State Tax
	2022	2021	2020
Beginning balance	$3,869	$3,912	$3,337
Increases related to current-year tax positions	910	831	860
Increases related to prior-year tax positions	252	4	27
Decreases related to prior-year tax positions	(328)	(33)	—
Lapse of statute of limitations	(1,058)	(845)	(312)
Ending balance	$3,645	$3,869	$3,912

At December 31, 2022 and January 1, 2022, the Company had $3.2 million and $3.7 million, respectively, of unrecognized tax benefits, which if recognized, would affect its effective tax rate. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.

(12) Commitments and Contingencies

Legal Proceedings

The Company is involved from time to time in various legal proceedings arising in the ordinary course of its business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with U.S. generally accepted accounting principles, the Company records a liability in its consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If a material loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. With respect to currently pending legal proceedings, the Company has not established an estimated range of reasonably possible material losses either because it believes that is has valid defenses to claims asserted against it, the proceeding has not advanced to a stage of discovery that would enable it to establish an estimate, or the potential loss is not material. The Company currently does not expect the outcome of pending legal proceedings to have a material effect on its consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against the Company could adversely impact its consolidated results of operations, financial position or cash flows. The Company expenses legal costs as incurred.

Shareholder Class Action Complaints

On December 14, 2021, purported Sleep Number shareholder, Steamfitters Local 449 Pension & Retirement Security
Funds (Steamfitters), filed a putative class action complaint in the United States District Court for the District of
Minnesota (the District of Minnesota) on behalf of all purchasers of Sleep Number common stock between February 18,
2021 and July 20, 2021, inclusive, against Sleep Number, Shelly Ibach and David Callen, the Company’s former Executive Vice President and Chief Financial Officer. Steamfitters alleges material misstatements and omissions in certain of Sleep Number’s public disclosures during the purported class period, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The complaint seeks, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the District of Minnesota.

71 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
On February 14, 2022, a second purported Sleep Number shareholder, Ricardo Dario Schammas, moved for appointment as lead plaintiff in the action. On March 24, 2022, the District of Minnesota heard argument on Schammas’s motion, and subsequently appointed Steamfitters and Schammas as Co-Lead Plaintiffs (together, Co-Lead Plaintiffs). On
July 19, 2022, Co-Lead Plaintiffs filed a consolidated amended complaint, which, like the predecessor complaint, asserts claims against Sleep Number, Shelly Ibach, and David Callen under Sections 10(b) and 20(a) of the Exchange Act. Co-
Lead Plaintiffs purport to assert these claims on behalf of all purchasers of Sleep Number common stock between
February 18, 2021 and July 20, 2021. Defendants moved to dismiss the consolidated complaint on September 19, 2022, which motion was heard by the Court on January 17, 2023, and remains pending.

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

Consumer Credit Arrangements

The Company refers customers seeking extended financing to certain third-party financiers (Card Servicers). The Card Servicers, if credit is granted, establish the interest rates, fees, and all other terms and conditions of the customer’s account based on their evaluation of the creditworthiness of the customer. As the accounts are owned by the Card Servicers, at no time are the accounts purchased or acquired from Sleep Number. The Company is not liable to the Card Servicers for its customers’ credit defaults.

Commitments

As of December 31, 2022, the Company has $45 million of inventory purchase commitments. As part of the normal course of business, there are a limited number of inventory supply contracts that contain penalty provisions for failure to purchase contracted quantities. The Company does not currently expect any material payments under these provisions. At December 31, 2022, the Company had entered into 46 lease commitments primarily for future retail store locations. These lease commitments provide for total lease payments over the next six to 10 years, which if consummated based on current cost estimates, would approximate $80 million over the initial lease term. The future lease payments for these lease commitments have been excluded in the total operating lease payments in Note 7, Leases.

72 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, its principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Sleep Number’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that its internal control over financial reporting was effective as of December 31, 2022. The report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

73 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning the Company’s executive officers is included in Part I of this report under the caption “Information about its Executive Officers.”

The Company has adopted a Code of Business Conduct applicable to its directors, officers and employees (including its principal executive officer, principal financial officer and principal accounting officer). The Code of Business Conduct is available on the Investor Relations section of the Company’s website at www.sleepnumber.com: select the “Investors” link, “Governance” link and then the “Governance Documents” link. In the event that the Company amends or waives any of the provisions of the Code of Business Conduct applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer, the Company intends to disclose the same on its website at www.sleepnumber.com.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Corporate Governance; Related Party Transactions Policy” and “Corporate Governance; Corporate Governance Principles; Independence” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” for Deloitte & Touche LLP (PCAOB No. 34) in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference.

74 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

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

(3)    Exhibits

The exhibits to this Report are listed in the Exhibit Index below.

75 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

Exhibit No.	Description
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

76

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

10.17†*	Sleep Number Executive Deferral Plan
10.18†
Employment Offer Letter from Sleep Number Corporation to Shelly R. Ibach dated February 9, 2007 (incorporated by reference to Exhibit 10.30 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (File No. 000-25121))

10.19†
Sleep Number Corporation Executive Physical Plan (incorporated by reference to Exhibit 10.27 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (File No. 000-25121))

10.20†
Summary of Executive Tax and Financial Planning Program (incorporated by reference to Exhibit 10.27 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 000-25121))

10.21†
Sleep Number Corporation Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed September 16, 2011 (File No. 000-25121))

10.22†
Amended and Restated Sleep Number Corporation Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 (File No. 000-25121))

10.23†
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.16 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2019 (File No. 000-25121))

77 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.24
Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation(1) (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 (File No. 000-25121))

10.25
Fifth Amendment to Retailer Program Agreement, dated July 15, 2022, by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation(2) (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 (File No. 000-25121))

10.26*	Sixth Amendment to Retailer Program Agreement, dated November 28, 2022, by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation
10.27
Amended and Restated Credit and Security Agreement, dated as of February 14, 2018 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.29 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 30, 2017 (File No. 000-25121))

10.28
First Amendment to Amended and Restated Credit and Security Agreement, dated as of February 11, 2019 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.29 contained in Sleep Number’s Annual Report on Form 10-K filed for the fiscal year ended December 29, 2018 (File No. 000-25121))

10.29
Second Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed May 1, 2020 (File No. 000-25121))

10.30
Third Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed October 23, 2020 (File No. 000-25121))

10.31
Fourth Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q filed October 23, 2020 (File No. 000-25121))

10.32
Fifth Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed May 7, 2021 (File No. 000-25121))

10.33
Sixth Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.35 contained in Sleep Number’s Annual Report on Form 10-K filed March 1, 2022 (File No. 000-25121))

10.34
Seventh Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.36 contained in Sleep Number’s Quarterly Report on Form 10-K filed on March 1, 2022 (File No. 000-25121))

10.35
Eighth Amendment to Amended and Restated Credit and Security Agreement(2) (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q filed on November 8, 2022 (File No. 000-25121))

10.36†	Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 13, 2020 (File No. 000-25121))
10.37†
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

78 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.39†
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

10.44†
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

10.47†	Sleep Number Corporation Annual Incentive Plan
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 contained in Sleep Number’s Annual Report on Form 10-K filed on March 1, 2022 (File No. 000-25121))
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________________
(1)Confidential treatment has been requested by the issuer with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
(2)Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

79 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

*    Filed herein.
†    Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

80 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

February 24, 2023	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

	By:	/s/ Christopher D. Krusmark
Christopher D. Krusmark
Interim Chief Financial Officer
(principal financial officer)

	By:	/s/ Joel J. Laing
Joel J. Laing
Chief Accounting Officer
(principal accounting officer)

81 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Shelly R. Ibach, Christopher D. Krusmark and Sam R. Hellfeld, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date or dates indicated.

Name	Title	Date
/s/ Shelly R. Ibach	Chair of the Board	February 24, 2023
Shelly R. Ibach

/s/ Jean-Michel Valette	Director	February 22, 2023
Jean-Michel Valette

/s/ Daniel I. Alegre	Director	February 21, 2023
Daniel I. Alegre

/s/ Phillip M. Eyler	Director	February 23, 2023
Phillip M. Eyler

/s/ Stephen L. Gulis, Jr.	Director	February 23, 2023
Stephen L. Gulis, Jr.

/s/ Michael J. Harrison	Director	February 22, 2023
Michael J. Harrison

/s/ Julie M. Howard	Director	February 21, 2023
Julie M. Howard

/s/ Deborah L. Kilpatrick	Director	February 20, 2023
Deborah L. Kilpatrick

/s/ Brenda J. Lauderback	Director	February 20, 2023
Brenda J. Lauderback

/s/ Barbara R. Matas	Director	February 22, 2023
Barbara R. Matas

/s/ Angel L. Mendez	Director	February 22, 2023
Angel L. Mendez

82 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts
(in thousands)

Description	2022	2021	2020
Allowances for credit losses
Balance at beginning of period	$924	$1,046	$898
Additions charged to costs and expenses	2,294	1,750	1,541
Deductions from reserves	(1,951)	(1,872)	(1,393)
Balance at end of period	$1,267	$924	$1,046

83 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION