Form 10-Q
period 2023-07-01
Sleep Number Corp
filed 2023-08-08
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
As of July 1, 2023, 22,214,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i | 2Q 2022 FORM 10-Q	SLEEP NUMBER CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,798	$1,792
Accounts receivable, net of allowances of $1,475 and $1,267, respectively	24,102	26,005
Inventories	121,446	114,034
Prepaid expenses	21,029	16,006
Other current assets	40,142	39,921
Total current assets	208,517	197,758

Non-current assets:
Property and equipment, net	191,067	200,605
Operating lease right-of-use assets	399,989	397,755
Goodwill and intangible assets, net	67,086	68,065
Deferred income taxes	16,230	7,958
Other non-current assets	82,266	81,795
Total assets	$965,155	$953,936

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$483,800	$459,600
Accounts payable	152,205	176,207
Customer prepayments	58,498	73,181
Accrued sales returns	25,476	25,594
Compensation and benefits	38,934	31,291
Taxes and withholding	23,356	23,622
Operating lease liabilities	82,439	79,533
Other current liabilities	57,054	60,785
Total current liabilities	921,762	929,813

Non-current liabilities:
Operating lease liabilities	356,044	356,879
Other non-current liabilities	106,490	105,421
Total liabilities	1,384,296	1,392,113

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding
Common stock, $0.01 par value; 142,500 shares authorized, 22,214 and 22,014 shares issued and outstanding, respectively	222	220
Additional paid-in capital	11,997	5,182
Accumulated deficit	(431,360)	(443,579)
Total shareholders’ deficit	(419,141)	(438,177)
Total liabilities and shareholders’ deficit	$965,155	$953,936

See accompanying notes to condensed consolidated financial statements.

1 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$458,789	$549,073	$985,316	$1,076,203
Cost of sales	194,544	224,128	410,806	448,960
Gross profit	264,245	324,945	574,510	627,243

Operating expenses:
Sales and marketing	197,779	220,490	428,267	460,749
General and administrative	39,795	38,727	79,196	80,046
Research and development	15,445	15,817	29,888	32,122
Total operating expenses	253,019	275,034	537,351	572,917
Operating income	11,226	49,911	37,159	54,326
Interest expense, net	9,948	3,619	19,050	5,746
Income before income taxes	1,278	46,292	18,109	48,580
Income tax expense	524	11,359	5,890	11,573
Net income	$754	$34,933	$12,219	$37,007

Basic net income per share:
Net income per share – basic	$0.03	$1.56	$0.55	$1.64
Weighted-average shares – basic	22,460	22,355	22,378	22,558

Diluted net income per share:
Net income per share – diluted	$0.03	$1.54	$0.54	$1.60
Weighted-average shares – diluted	22,502	22,713	22,543	23,152

See accompanying notes to condensed consolidated financial statements.

2 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	22,014	$220	$5,182	$(443,579)	$(438,177)
Net income	—	—	—	11,465	11,465
Exercise of common stock options	17	—	389	—	389
Stock-based compensation	271	3	4,636	—	4,639
Repurchases of common stock	(118)	(1)	(3,362)	—	(3,363)
Balance at April 1, 2023	22,184	$222	$6,845	$(432,114)	$(425,047)
Net income	—	—	—	754	754
Exercise of common stock options	3	—	39	—	39
Stock-based compensation	33	—	5,251	—	5,251
Repurchases of common stock	(6)	—	(138)	—	(138)
Balance at July 1, 2023	22,214	$222	$11,997	$(431,360)	$(419,141)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2022	22,683	$227	$3,971	$(429,151)	$(424,953)
Net income	—	—	—	2,074	2,074
Exercise of common stock options	21	—	531	—	531
Stock-based compensation	341	3	4,130	—	4,133
Repurchases of common stock	(813)	(8)	(8,632)	(42,358)	(50,998)
Balance at April 2, 2022	22,232	$222	$—	$(469,435)	$(469,213)
Net income	—	—	—	34,933	34,933
Exercise of common stock options	2	—	54	—	54
Stock-based compensation	26	1	3,909	—	3,910
Repurchases of common stock	(296)	(3)	(3,963)	(8,680)	(12,646)
Balance at July 2, 2022	21,964	$220	$—	$(443,182)	$(442,962)

See accompanying notes to condensed consolidated financial statements.

3 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$12,219	$37,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,749	31,975
Stock-based compensation	9,890	8,043
Net loss on disposals and impairments of assets	181	179
Deferred income taxes	(8,272)	(3,794)
Changes in operating assets and liabilities:
Accounts receivable	1,903	(2,898)
Inventories	(7,412)	(15,674)
Income taxes	1,808	4,368
Prepaid expenses and other assets	(5,824)	6,266
Accounts payable	(10,244)	(1,713)
Customer prepayments	(14,683)	(14,754)
Accrued compensation and benefits	7,594	(17,789)
Other taxes and withholding	(2,074)	971
Other accruals and liabilities	(3,115)	(3,496)
Net cash provided by operating activities	18,720	28,691

Cash flows from investing activities:
Purchases of property and equipment	(29,899)	(36,559)
Issuance of note receivable	(435)	—
Proceeds from sales of property and equipment	—	23
Net cash used in investing activities	(30,334)	(36,536)

Cash flows from financing activities:
Net increase in short-term borrowings	14,693	70,836
Repurchases of common stock	(3,501)	(63,644)
Proceeds from issuance of common stock	428	585
Debt issuance costs	—	(42)
Net cash provided by financing activities	11,620	7,735

Net increase (decrease) in cash and cash equivalents	6	(110)
Cash and cash equivalents, at beginning of period	1,792	2,389
Cash and cash equivalents, at end of period	$1,798	$2,279

See accompanying notes to condensed consolidated financial statements.

4 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

The Company prepared the condensed consolidated financial statements as of and for the three and six months ended July 1, 2023 of Sleep Number Corporation and its 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly its financial position as of July 1, 2023 and December 31, 2022, and the consolidated results of operations and cash flows for the periods presented. The historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

2. Fair Value Measurements

At July 1, 2023 and December 31, 2022, the Company had $18 million and $17 million, respectively, of debt and equity securities that fund the deferred compensation plan and are classified in other non-current assets. The Company also had corresponding deferred compensation plan liabilities of $18 million and $17 million at July 1, 2023 and December 31, 2022, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

5 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Inventories

Inventories consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Raw materials	$9,260	$7,785
Work in progress	109	102
Finished goods	112,077	106,147
	$121,446	$114,034

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at July 1, 2023 and December 31, 2022. Indefinite-lived trade name/trademarks totaled $1.4 million at July 1, 2023 and December 31, 2022.

Definite-lived Intangible Assets

	July 1, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$18,564	$18,851	$17,641
Patents	1,972	670	1,972	559
	$20,823	$19,234	$20,823	$18,200

Developed technologies - amortization expense for the three months ended July 1, 2023 and July 2, 2022, was $0.4 million and $0.5 million, respectively, and for the six months ended July 1, 2023 and July 2, 2022 was $0.9 million and $1.1 million, respectively.

Patents - amortization expense for both the three months ended July 1, 2023 and July 2, 2022, was $55 thousand, and for both the six months ended July 1, 2023 and July 2, 2022, was $0.1 million.

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2023 (excluding the six months ended July 1, 2023)	$451
2024	222
2025	226
2026	222
2027	222
2028	156
Thereafter	145
Total future amortization for definite-lived intangible assets	$1,644

6 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Credit Agreement

As of July 1, 2023, the Company’s credit facility had a total commitment amount of $825 million. The credit facility is for general corporate purposes, to meet seasonal working capital requirements and to repurchase its stock. The Credit Agreement includes an accordion feature which allows the Company to increase the amount of the credit facility from $825 million to $1.2 billion, subject to lenders’ approval. The Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum net leverage ratio (5.0x) and a minimum interest coverage ratio (3.0x).

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

The Company amended the Credit Agreement on July 24, 2023. The amendment, among other things, extends the increased permissible net leverage ratio to 5.0x to include the quarterly reporting period ending September 30, 2023. For the quarterly reporting period ending December 30, 2023, and subsequent quarterly reporting periods, the maximum leverage ratio will be 4.5x.

Under the terms of the Credit Agreement, the Company pays a variable rate of interest and a commitment fee based on its leverage ratio. The Credit Agreement matures in December 2026. The Company was in compliance with all financial covenants as of July 1, 2023.

The following table summarizes the Company’s borrowings under the credit facility ($ in thousands):

	July 1, 2023	December 31, 2022
Outstanding borrowings	$483,800	$459,600
Outstanding letters of credit	$7,147	$5,947
Additional borrowing capacity	$334,053	$359,453
Weighted-average interest rate	7.5%	6.7%

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

7 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

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

At July 1, 2023, the Company’s finance right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease costs(1)	$28,083	$27,025	$56,372	$54,103
Variable lease costs	$129	$262	$182	$593
___________________________
(1)Includes short-term lease costs which are not significant.

The maturities of operating lease liabilities as of July 1, 2023, were as follows(1) (in thousands):

2023 (excluding the six months ended July 1, 2023)	$54,392
2024	102,112
2025	90,594
2026	78,095
2027	62,664
2028	50,787
Thereafter	86,696
Total operating lease payments(2)	525,340
Less: Interest	86,857
Present value of operating lease liabilities	$438,483
___________________________
(1)Future payments for real estate taxes and certain building operating expenses for which the Company is obligated are not included in the operating lease liabilities. Total operating lease payments exclude $53 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $82 million for operating lease liabilities.

Other information related to operating leases was as follows:

	July 1, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	6.0	6.2
Weighted-average discount rate	6.4%	6.2%

	Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022
Cash paid for amounts included in present value of operating lease liabilities	$53,476	$48,964
Right-of-use assets obtained in exchange for operating lease liabilities	$32,831	$36,180

8 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Repurchases of Common Stock

Repurchases of the Company’s common stock were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Amount repurchased under Board-approved share repurchase program	$—	$12,561	$—	$54,868
Amount repurchased in connection with the vesting of employee restricted stock grants	138	85	3,501	8,776
Total amount repurchased (based on trade dates)	$138	$12,646	$3,501	$63,644

As of July 1, 2023, the remaining authorization under the Board-approved $600 million share repurchase program was $348 million.

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in the condensed consolidated balance sheets as follows (in thousands):

	July 1, 2023	December 31, 2022
Deferred contract assets included in:
Other current assets	$28,118	$28,121
Other non-current assets	55,782	55,564
	$83,900	$83,685

	July 1, 2023	December 31, 2022
Deferred contract liabilities included in:
Other current liabilities	$36,132	$36,335
Other non-current liabilities	71,004	70,999
	$107,136	$107,334

Deferred revenue and costs related to SleepIQ® technology are currently recognized on a straight-line basis over the product's estimated life of 4.5 to 5.0 years because the Company’s inputs are generally expended evenly throughout the performance period. During the three months ended July 1, 2023 and July 2, 2022, the Company recognized revenue of $10 million and $9 million, respectively, that was included in the deferred contract liability balances at the beginning of the respective periods. During the six months ended July 1, 2023 and July 2, 2022, the Company recognized revenue of $19 million and $18 million, respectively, that was included in the deferred contract liability balances at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of revenues for both the three and six months ended July 1, 2023 and July 2, 2022.

9 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Net sales were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Retail stores	$402,145	$490,820	$860,808	$935,157
Online, phone, chat and other	56,644	58,253	124,508	141,046
Total Company	$458,789	$549,073	$985,316	$1,076,203

Obligation for Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	July 1, 2023	July 2, 2022
Balance at beginning of year	$25,594	$22,368
Additions that reduce net sales	57,849	53,964
Deductions from reserves	(57,967)	(51,676)
Balance at end of period	$25,476	$24,656

9. Stock-based Compensation Expense

Total stock-based compensation expense (benefit) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Stock awards (1)	$4,258	$2,940	8,113	$6,214
Stock options	994	970	1,777	1,829
Total stock-based compensation expense (1)	5,252	3,910	9,890	8,043
Income tax benefit	1,417	946	2,670	1,979
Total stock-based compensation expense, net of tax	$3,835	$2,964	$7,220	$6,064
___________________________
(1) Changes in stock-based compensation expense include the cumulative impact of the change in the expected achievements of certain performance targets.

10. Profit Sharing and 401(k) Plan

Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, the Company makes a contribution equal to a percentage of the employee’s contribution. During the three months ended July 1, 2023 and July 2, 2022, the Company’s contributions, net of forfeitures, were $2.8 million and $2.5 million, respectively and during the six months ended July 1, 2023 and July 2, 2022, were $5.2 million and $5.3 million, respectively.

10 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Net Income per Common Share

The components of basic and diluted net income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$754	$34,933	$12,219	$37,007
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,460	22,355	22,378	22,558
Dilutive effect of stock-based awards	42	358	165	594
Diluted weighted-average shares outstanding	22,502	22,713	22,543	23,152
Net income per share – basic	$0.03	$1.56	$0.55	$1.64
Net income per share – diluted	$0.03	$1.54	$0.54	$1.60

Additional potential dilutive stock-based awards totaling 1.3 million and 0.6 million for the three months ended July 1, 2023 and July 2, 2022, respectively, and 1.2 million and 0.5 million for the six months ended July 1, 2023 and July 2, 2022, respectively, have been excluded from the diluted net income per share calculations because these stock-based awards were anti-dilutive.

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	July 1, 2023	July 2, 2022
Balance at beginning of year	$8,997	$10,069
Additions charged to costs and expenses for current-year sales	8,194	7,930
Deductions from reserves	(8,315)	(8,995)
Changes in liability for pre-existing warranties during the current year, including expirations	111	(240)
Balance at end of period	$8,987	$8,764

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

11 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

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

On February 14, 2022, a second purported Sleep Number shareholder, Ricardo Dario Schammas, moved for appointment as lead plaintiff in the action. On March 24, 2022, the District of Minnesota heard argument on Schammas’s motion, and subsequently appointed Steamfitters and Schammas as Co-Lead Plaintiffs (together, Co-Lead Plaintiffs). On July 19, 2022, Co-Lead Plaintiffs filed a consolidated amended complaint, which, like the predecessor complaint, asserts claims against Sleep Number, Shelly Ibach, and David Callen under Sections 10(b) and 20(a) of the Exchange Act. Co- Lead Plaintiffs purport to assert these claims on behalf of all purchasers of Sleep Number common stock between February 18, 2021 and July 20, 2021. Defendants moved to dismiss the consolidated amended complaint on September 19, 2022, which motion was heard by the Court on January 17, 2023. On July 10, 2023, the Court issued an order dismissing the Plaintiffs’ consolidated amended complaint with prejudice.

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

12 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

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
•Risks of disruption due to health epidemics or pandemics or COVID-19 variants;
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
•The Company’s ability to comply with existing and changing government regulation;
•Pending or unforeseen litigation and the potential for associated adverse publicity;
•The adequacy of the Company’s and third-party information systems and costs and disruptions related to upgrading or maintaining these systems;

13 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

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

Business Overview

Sleep Number is a wellness technology company. It is guided by its purpose to improve the health and wellbeing of society through higher quality sleep; to date, Sleep Number’s innovations have improved over 14.5 million lives. Its wellness technology platform helps solve sleep problems, whether it’s providing individualized temperature control for each sleeper through its Climate360® smart bed or applying its 21 billion hours of longitudinal sleep data and expertise to research with global institutions.

Sleep Number’s smart bed ecosystem drives best-in-class engagement through dynamic, adjustable, and effortless sleep with personalized digital sleep and health insights; its millions of smart sleepers are loyal brand advocates. And Sleep Number’s nearly 5,000 mission-driven team members passionately innovate to drive value creation through its vertically integrated business model, including its exclusive direct-to-consumer selling in 670 stores and online.

Sleep Number generates revenue by marketing and selling its innovations directly to new and existing customers through exclusive, direct-to-consumer retail touch points including Stores, Online, Phone, and Chat (Total Retail). Sleep Number is committed to creating long-term superior value for all stakeholders as it focuses on the Company’s three performance drivers: (1) increasing consumer demand; (2) leveraging its vertically integrated business model; and (3) deploying capital efficiently.

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

14 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Highlights

Financial highlights for the three months ended July 1, 2023 were as follows:

•Net sales for the three months ended July 1, 2023 of $459 million decreased from $549 million for the same period one year ago. Demand was impacted by historically low consumer sentiment. Prior-year net sales benefited from the delivery of high-revenue smart beds from backlog due to delayed supply of semiconductor chips.
•The net sales change consisted of a 18% comparable sales decrease in Total Retail offset by additional sales from 13 net new stores opened in the past 12 months that added 2 percentage points (ppt.) of growth. For additional details, see the components of total net sales change on page 16.
•Sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended July 1, 2023 totaled $3.1 million, compared with $3.5 million for the same period last year.
•Operating income for the three months ended July 1, 2023 was $11 million, compared with $50 million in the prior-year period. The $39 million decrease in operating income was driven by the lower net sales and a 1.6 ppt. decrease in the gross profit rate offset by a $22 million reduction in operating expenses.
•The 1.6 ppt. gross profit rate decrease was primarily due to prior year’s delivery of high-revenue smart beds and bases, partially offset by pricing actions taken over the past twelve months. See the Gross profit discussion on page 18 for additional details.
•The $22 million reduction in the Company’s operating expenses was mainly due to lower marketing expenses.
•Net income for the three months ended July 1, 2023 decreased to $1 million, compared with $35 million for the same period one year ago. Net income per diluted share was $0.03, compared with $1.54 last year.
•The Company achieved an adjusted return on invested capital (Adjusted ROIC) of 12.3% on a trailing twelve-month basis for the period ended July 1, 2023, compared with 34.9% for the comparable period one year ago.
•The Company generated $19 million in cash from operating activities for the six months ended July 1, 2023, compared with $29 million for the same period one year ago.
•As of July 1, 2023, the Company had $484 million of borrowings under its revolving credit facility and available net liquidity of $334 million.

15 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
Net sales	$458.8	100.0%	$549.1	100.0%	$985.3	100.0%	$1,076.2	100.0%
Cost of sales	194.5	42.4%	224.1	40.8%	410.8	41.7%	449.0	41.7%
Gross profit	264.2	57.6%	324.9	59.2%	574.5	58.3%	627.2	58.3%
Operating expenses:
Sales and marketing	197.8	43.1%	220.5	40.2%	428.3	43.5%	460.7	42.8%
General and administrative	39.8	8.7%	38.7	7.1%	79.2	8.0%	80.0	7.4%
Research and development	15.4	3.4%	15.8	2.9%	29.9	3.0%	32.1	3.0%
Total operating expenses	253.0	55.1%	275.0	50.1%	537.4	54.5%	572.9	53.2%
Operating income	11.2	2.4%	49.9	9.1%	37.2	3.8%	54.3	5.0%
Interest expense, net	9.9	2.2%	3.6	0.7%	19.1	1.9%	5.7	0.5%
Income before income taxes	1.3	0.3%	46.3	8.4%	18.1	1.8%	48.6	4.5%
Income tax expense	0.5	0.1%	11.4	2.1%	5.9	0.6%	11.6	1.1%
Net income	$0.8	0.2%	$34.9	6.4%	$12.2	1.2%	$37.0	3.4%

Net income per share:
Basic	$0.03		$1.56		$0.55		$1.64
Diluted	$0.03		$1.54		$0.54		$1.60

Weighted-average number of common shares:
Basic	22.5		22.4		22.4		22.6
Diluted	22.5		22.7		22.5		23.2

The percentage of total net sales, by dollar volume, was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Retail stores	87.7%	89.4%	87.4%	86.9%
Online, phone, chat and other	12.3%	10.6%	12.6%	13.1%
Total Company	100.0%	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sales change rates:
Retail comparable-store sales (1)	(20%)	10%	(10%)	(3%)
Online, phone and chat	(3%)	2%	(12%)	4%
Total Retail comparable sales change (1)	(18%)	9%	(10%)	(2%)
Net opened/closed stores and other	2%	4%	2%	4%
Total Company	(16%)	13%	(8%)	2%
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

16 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Average sales per store (1) (in thousands)	$3,089	$3,526
Average sales per square foot (1)	$1,007	$1,172
Stores > $2 million in net sales (2)	71%	82%
Stores > $3 million in net sales (2)	31%	45%
Average revenue per smart bed unit (3)	$5,990	$6,485	$5,913	$5,601
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.

The number of retail stores operating was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Beginning of period	671	653	670	648
Opened	7	10	19	23
Closed	(6)	(4)	(17)	(12)
End of period	672	659	672	659

17 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Comparison of Three Months Ended July 1, 2023 with Three Months Ended July 2, 2022

Net sales

Net sales for the three months ended July 1, 2023 of $459 million decreased from $549 million for the same period one year ago. Demand was impacted by historically low consumer sentiment. Prior-year net sales benefited from the delivery of high-revenue smart beds from backlog due to delayed supply of semiconductor chips.

The net sales change consisted primarily of a 18% comparable sales decrease in Total Retail offset by additional sales from 13 net new stores opened in the past 12 months that added 2 percentage points (ppt.) of growth.

The $90.3 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $92.8 million decrease in Retail comparable net sales; (ii) a $1.6 million decrease from phone, online and other sales; offset by (iii) a $4.1 million increase from net store openings. Total Retail smart bed unit sales decreased 10% compared with the prior year. Total Retail average revenue per smart bed unit decreased by 8% to $5,990, compared with $6,485 in the prior-year period. Prior year average revenue per smart bed unit benefited from the delivery of high-revenue smart beds from backlog due to delayed supply of semiconductor chips.

Gross profit

Gross profit of $264 million for the three months ended July 1, 2023 decreased by $61 million, or 19%, compared with $325 million for the same period one year ago. The gross profit rate decreased to 57.6% of net sales for the three months ended July 1, 2023, compared with 59.2% for the prior-year comparable period.

The current-year gross profit rate decrease of 1.6 ppt. was mainly due to: (i) prior year’s delivery of high-revenue smart beds and bases pressured the rate by 2.4 ppt.; (ii) higher returns and warranty costs, primarily related to the returnability of the integrated adjustable base as part of the Climate360 smart bed, impacted the rate by 0.6 ppt.; (iii) increased company-wide performance-based incentive compensation impacted the rate by 0.3 ppt.; (iv) lower delivered smart bed volume deleveraged the rate by 0.2 ppt.; partially offset by (v) favorable pricing actions taken over the past twelve months, increased the rate by 1.6 ppt.; and (vi) improvement in commodity prices and operating efficiencies improved the rate by 0.2 ppt. In addition, the gross profit rate may fluctuate from quarter to quarter due to a variety of other factors, including changes in manufacturing and supply chain operations and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the three months ended July 1, 2023 were $198 million, or 43.1% of net sales, compared with $220 million, or 40.2% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 2.9 ppt. was primarily due to the deleveraging impact of 16% lower net sales partially offset by a 25% decrease in consumer financing costs as the Company adjusted promotional offers to mitigate increased costs associated with the higher interest rate environment. Media spend was 12% lower year-over-year.

General and administrative expenses

General and administrative (G&A) expenses totaled $40 million, or 8.7% of net sales, for the three months ended July 1, 2023, compared with $39 million, or 7.1% of net sales, in the prior-year period. The $1.1 million increase in G&A expenses consisted mainly of: (i) a $3.6 million increase in company-wide performance-based incentive compensation; (ii) a $0.8 million increase in technology expenses; offset by (iii) a $3.5 million reduction in employee compensation on lower headcount. The G&A expenses rate increased by 1.6 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above and the deleveraging impact of lower net sales.

Research and development expenses

Research and development (R&D) expenses decreased to $15 million for the three months ended July 1, 2023, compared with $16 million with the same period last year on lower headcount. The Company continues to maintain a flexible mindset, to capitalize on profitable opportunities as the environment improves, and deliver tangible life-changing health benefits for Smart Sleepers.

18 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Interest expense, net

Interest expense, net increased to $10 million for the three months ended July 1, 2023, compared with $4 million for the same period one year ago. The $6 million increase was mainly driven by a higher weighted-average interest rate compared with the same period one year ago.

Income tax expense

Income tax expense totaled $0.5 million for the three months ended July 1, 2023, compared with $11.4 million last year. The effective income tax rate for the three months ended July 1, 2023 was 41.0%, compared with 24.5% for the comparable period last year. Discrete tax expenses, primarily stock-based compensation excess tax expense, was $0.1 million for the three months ended July 1, 2023, compared with discrete tax benefits of $0.1 million in last year’s second quarter.

Comparison of Six Months Ended July 1, 2023 with Six Months Ended July 2, 2022

Net sales

Net sales for the six months ended July 1, 2023 decreased by $91 million, or 8%, to $985 million, compared with $1.08 billion for the same period one year ago. Demand was impacted by historically low consumer sentiment.

The 8% net sales decrease consisted of a 10% comparable sales decrease in Total Retail, partially offset by 2 percentage points (ppt.) of sales growth from net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 16.

The $91 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $89 million decrease in Retail comparable net sales; (ii) a $16 million decrease in online, phone and other sales; partially offset by (iii) a $14 million increase resulting from net store openings. Total smart bed unit sales declined 13% compared with the prior year. Average revenue per smart bed unit in Total Retail increased by 6% to $5,913, compared with $5,601 in the prior-year period.

Gross profit

Gross profit of $575 million decreased by $53 million, or 8%, compared with $627 million for the same period one year ago. The gross profit rate was 58.3% of net sales for the six months ended July 1, 2023, consistent with the prior-year comparable period.

The current-year gross profit rate of 58.3% remained consistent with the same period one year ago: (i) favorable pricing actions taken over the past twelve months increased the rate by 1.6 ppt.; (ii) improvement in commodity prices and operating efficiencies increased the rate by 0.4 ppt.; offset by (iii) higher mix of high-end adjustable bases last year due to semiconductor chip supply constraints limiting the Company’s product availability pressured the rate by 0.7 ppt.; (iv) higher returns and warranty costs, primarily related to the returnability of the integrated adjustable base as part of the Climate360 smart bed, decreased the rate by 0.6 ppt.; (v) increased company-wide performance-based incentive compensation decreased the rate by 0.3 ppt.; (vi) lower delivered smart bed volume deleveraged the rate by 0.3 ppt.; and (vii) incremental logistics and delivery costs, including labor inflation and investments in our distribution network, decreased the rate by 0.2 ppt. The gross profit rate may fluctuate from quarter to quarter due to a variety of other factors, including changes in manufacturing and supply chain operations and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the six months ended July 1, 2023 were $428 million, or 43.5% of net sales, compared with $461 million, or 42.8% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 0.7 ppt. was primarily due to: (i) deleveraging impact of a 8% sales decline; (ii) the additional costs associated with operating 13 net new stores; partially offset by (iv) a 12% decrease in media spend year-over-year resulting in 0.5 ppt. of leverage.

19 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

General and administrative expenses

General and administrative (G&A) expenses totaled $79 million, or 8.0% of net sales, for the six months ended July 1, 2023, compared with $80 million, or 7.4% of net sales, in the prior-year period. The $1 million decrease in G&A expenses consisted of: (i) a $5.9 million reduction in employee compensation on lower headcount; (ii) a $1.7 million decrease in professional and consulting fees; (iii) a $0.5 million decrease in travel and training expenses; and (iv) a $1.4 million decrease in other miscellaneous expenses; partially offset by (v) a $7.0 million increase in company-wide, performance-based incentive compensation; and (vi) a $1.7 million increase in technology investments. The G&A expenses rate increased by 0.6 ppt. in the current-year period, compared with the same period one year ago due to the deleveraging impact of the 8% net sales decrease partially offset by the net expense reductions discussed above.

Research and development expenses

Research and development (R&D) expenses decreased by 7% to $30 million for the six months ended July 1, 2023, compared with $32 million for the same period one year ago. The Company continues to maintain a flexible mindset, to capitalize on profitable opportunities as the environment improves, and deliver tangible life-changing health benefits for Smart Sleepers.

Interest expense, net

Interest expense, net increased to $19 million for the six months ended July 1, 2023, compared with $6 million for the same period one year ago. The $13 million increase was mainly driven by a higher weighted-average interest rate compared with the same period one year ago.

Income tax expense

Income tax expense totaled $6 million for the six months ended July 1, 2023, compared with $12 million last year. The effective income tax rate for the six months ended July 1, 2023 increased to 32.5%, compared with 23.8% for the comparable period last year, reflecting higher discrete tax expenses, primarily stock-based compensation excess tax expense in the current-year six-month period of $1.1 million versus the prior-year, six-month period of $0.6 million.

Liquidity and Capital Resources

Managing liquidity and capital resources is an important part of the Company’s commitment to deliver superior shareholder value over time. The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its $825 million revolving credit facility. As of July 1, 2023, the Company does not have any off-balance sheet financing other than its $7 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under the revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail stores for the foreseeable future.

Changes in cash and cash equivalents during the six months ended July 1, 2023 primarily consisted of $19 million of cash provided by operating activities and an $15 million increase in short-term borrowings, offset by $30 million of cash used to purchase property and equipment and $4 million of cash used to repurchase its common stock (based on settlement, in connection with the vesting of employee restricted stock grants).

The following table summarizes cash flows (in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	July 1, 2023	July 2, 2022
Total cash provided by (used in):
Operating activities	$18.7	$28.7
Investing activities	(30.3)	(36.5)
Financing activities	11.6	7.7
Net increase (decrease) in cash and cash equivalents	$0.0	$(0.1)

20 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Cash provided by operating activities for the six months ended July 1, 2023 was $19 million, compared with $29 million for the six months ended July 2, 2022. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $25 million decrease in net income for the six months ended July 1, 2023, compared with the same period one year ago; (ii) a $25 million fluctuation in accrued compensation and benefits primarily related to year-over-year changes in company-wide performance-based compensation that was earned in 2021 and paid in the first quarter of 2022, compared with no company-wide performance-based compensation earned in 2022 and paid in the first quarter of 2023; and (iv) a $12 million fluctuation in prepaid expenses and other assets primarily due to the amount and timing of rebate payments.

Net cash used in investing activities to purchase property and equipment was $30 million for the six months ended July 1, 2023, compared with $37 million for the same period one year ago. The year-over-year decrease was primarily due to the timing of cash flows associated with investments in information technology.
Net cash provided by financing activities was $12 million for the six months ended July 1, 2023, compared with $8 million for the same period last year. During the six months ended July 1, 2023, the Company repurchased $4 million of its stock (based on settlement dates, in connection with the vesting of employee restricted stock awards), compared with $64 million (based on settlement dates, $55 million under the Board-approved share repurchase program and $9 million in connection with the vesting of employee restricted stock awards) during the same period one year ago. Short-term borrowings increased by $15 million during the current-year period due to a $24 million increase in borrowings under the revolving credit facility to $484 million offset by a $9 million decrease in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings increased by $71 million during the prior-year period due to a $61 million increase in borrowings under the credit facility to $443 million and a $10 million increase in book overdrafts.
In the second quarter of fiscal 2022, the Company suspended share repurchases under its Board-approved share repurchase program. At July 1, 2023, there was $348 million remaining authorization under the Board-approved $600 million share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares.

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

The Company amended the Credit Agreement on July 24, 2023. The amendment, among other things, extends the increased permissible net leverage ratio to 5.0x to include the quarterly reporting period ending September 30, 2023.

At July 1, 2023, the Company had $484 million of borrowings under its revolving credit facility, $7 million in outstanding letters of credit and net liquidity available under the credit facility of $334 million. At July 1, 2023, the Company’s leverage ratio as defined in the credit agreement was 4.7x, the weighted-average interest rate on borrowings under the credit facility was 7.5% and the Company was in compliance with all financial covenants.

Sleep Number has an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance their purchases from the Company (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with the credit facility, including a maximum net leverage ratio and a minimum interest coverage ratio. As of July 1, 2023, the Company was in compliance with all financial covenants.

21 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

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

Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$754	$34,933	$11,822	$101,869
Income tax expense	524	11,359	6,602	30,442
Interest expense	9,948	3,619	32,289	9,406
Depreciation and amortization	18,304	15,920	71,318	61,857
Stock-based compensation	5,252	3,910	15,071	18,872
Asset impairments	170	80	294	266
Adjusted EBITDA	$34,952	$69,821	$137,396	$222,712

Free Cash Flow

The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, the Company is providing this information as it believes it facilitates analysis for investors and financial analysts.

The following table summarizes free cash flow calculations (in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net cash provided by operating activities	$18,720	$28,691	$26,167	$167,281
Subtract: Purchases of property and equipment	29,899	36,559	62,794	71,447
Free cash flow	$(11,179)	$(7,868)	$(36,627)	$95,834

22 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

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

The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Trailing-Twelve Months Ended
	July 1, 2023	July 2, 2022
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating income	$50,713	$141,718
Add: Operating lease expense (1)	27,040	25,079
Less: Income taxes (2)	(21,993)	(39,798)
Adjusted NOPAT	$55,760	$126,999

Average adjusted invested capital
Total deficit	$(419,141)	$(442,962)
Add: Long-term debt (3)	484,161	443,779
Add: Operating lease obligations (4)	438,483	420,516
Total adjusted invested capital at end of period	$503,503	$421,333

Average adjusted invested capital (5)	$452,573	$363,986

Adjusted return on invested capital (Adjusted ROIC) (6)	12.3%	34.9%
___________________________
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842, Leases.
(2) Reflects annual effective income tax rates, before discrete adjustments, of 28.3% and 23.9% for July 1, 2023 and July 2, 2022, respectively.
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

23 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in market-based short-term interest rates that will impact net interest expense. If overall interest rates were one percentage point higher than current rates, annual net income would decrease by $3.5 million based on the $484 million of borrowings under the credit facility at July 1, 2023. The Company does not manage the interest-rate volatility risk of borrowings under the credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 1, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

24 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

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

25 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 2, 2023 through April 29, 2023	3,205	$26.37	—	$348,071,000
April 30, 2023 through May 27, 2023	735	$21.23	—	$348,071,000
May 29, 2023 through July 1, 2023	1,587	$23.63	—	$348,071,000
Total	5,527	$24.90	—	$348,071,000
___________________________
(1)The Company did not purchase any shares under its Board-approved $600 million share repurchase program (effective April 4, 2021), during the three months ended July 1, 2023.
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 5,527 shares of its common stock at a cost of $0.1 million during the three months ended July 1, 2023.
(3)There is no expiration date governing the period over which the Company can repurchase shares under it’s Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended July 1, 2023, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

26 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (incorporated by reference to Exhibit 99.1 to Sleep Number’s Registration Statement on Form S-8 filed July 12, 2023 (File No. 0-25121))

10.2†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (First Declaration of Amendment) effective May 30, 2022 (incorporated by reference to Exhibit 99.2 to Sleep Number’s Registration Statement on Form S-8 filed July 12, 2023 (File No. 0-25121))

10.3†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (Second Declaration of Amendment) effective January 1, 2022 (incorporated by reference to Exhibit 99.3 to Sleep Number’s Registration Statement on Form S-8 filed July 12, 2023 (File No. 0-25121))

10.4†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (Third Declaration of Amendment) effective as of December 31, 2022 (incorporated by reference to Exhibit 99.4 to Sleep Number’s Registration Statement on Form S-8 filed July 12, 2023 (File No. 0-25121))

10.5*†	Offer Letter dated June 29, 2023 from Sleep Number Corporation to Francis K. Lee (filed herewith)
10.6*	Ninth Amendment to Amended and Restated Credit and Security Agreement
10.7*	Second Amendment, dated May 25, 2023, to Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed Herein.
† Management contract or compensatory plan or arrangement.

27 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	August 8, 2023	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Joel J. Laing
Joel J. Laing
Chief Accounting Officer
(principal accounting officer)

28 | 2Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION