Form 10-Q
period 2023-09-30
Sleep Number Corp
filed 2023-11-08
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of September 30, 2023, 22,228,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$906	$1,792
Accounts receivable, net of allowances of $1,408 and $1,267, respectively	18,631	26,005
Inventories	116,224	114,034
Prepaid expenses	21,076	16,006
Other current assets	41,230	39,921
Total current assets	198,067	197,758

Non-current assets:
Property and equipment, net	190,707	200,605
Operating lease right-of-use assets	401,564	397,755
Goodwill and intangible assets, net	66,690	68,065
Deferred income taxes	21,391	7,958
Other non-current assets	82,616	81,795
Total assets	$961,035	$953,936

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$488,000	$459,600
Accounts payable	168,883	176,207
Customer prepayments	45,902	73,181
Accrued sales returns	23,012	25,594
Compensation and benefits	24,281	31,291
Taxes and withholding	27,198	23,622
Operating lease liabilities	83,143	79,533
Other current liabilities	58,907	60,785
Total current liabilities	919,326	929,813

Non-current liabilities:
Operating lease liabilities	356,579	356,879
Other non-current liabilities	105,817	105,421
Total liabilities	1,381,722	1,392,113

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,228 and 22,014 shares issued and outstanding, respectively	222	220
Additional paid-in capital	12,769	5,182
Accumulated deficit	(433,678)	(443,579)
Total shareholders’ deficit	(420,687)	(438,177)
Total liabilities and shareholders’ deficit	$961,035	$953,936

See accompanying notes to condensed consolidated financial statements.

1 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$472,648	$540,566	$1,457,964	$1,616,769
Cost of sales	201,537	237,479	612,343	686,439
Gross profit	271,111	303,087	845,621	930,330

Operating expenses:
Sales and marketing	221,143	239,656	649,410	700,405
General and administrative	31,948	36,003	111,144	116,049
Research and development	12,633	14,786	42,521	46,908
Total operating expenses	265,724	290,445	803,075	863,362
Operating income	5,387	12,642	42,546	66,968
Interest expense, net	10,958	5,606	30,008	11,352
(Loss) Income before income taxes	(5,571)	7,036	12,538	55,616
Income tax (benefit) expense	(3,253)	2,003	2,637	13,576
Net (loss) income	$(2,318)	$5,033	$9,901	$42,040

Basic net (loss) income per share:
Net (loss) income per share – basic	$(0.10)	$0.23	$0.44	$1.87
Weighted-average shares – basic	22,479	22,218	22,412	22,444

Diluted net (loss) income per share:
Net (loss) income per share – diluted	$(0.10)	$0.22	$0.44	$1.83
Weighted-average shares – diluted	22,479	22,573	22,558	22,959

See accompanying notes to condensed consolidated financial statements.

2 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	22,014	$220	$5,182	$(443,579)	$(438,177)
Net income	—	—	—	11,465	11,465
Exercise of common stock options	17	—	389	—	389
Stock-based compensation	271	3	4,636	—	4,639
Repurchases of common stock	(118)	(1)	(3,362)	—	(3,363)
Balance at April 1, 2023	22,184	$222	$6,845	$(432,114)	$(425,047)
Net income	—	—	—	754	754
Exercise of common stock options	3	—	39	—	39
Stock-based compensation	33	—	5,251	—	5,251
Repurchases of common stock	(6)	—	(138)	—	(138)
Balance at July 1, 2023	22,214	$222	$11,997	$(431,360)	$(419,141)
Net (loss)	—	—	—	(2,318)	(2,318)
Exercise of common stock options	—	—	—	—	—
Stock-based compensation	22	—	982	—	982
Repurchases of common stock	(8)	—	(210)	—	(210)
Balance at September 30, 2023	22,228	$222	$12,769	$(433,678)	$(420,687)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2022	22,683	$227	$3,971	$(429,151)	$(424,953)
Net income	—	—	—	2,074	2,074
Exercise of common stock options	21	—	531	—	531
Stock-based compensation	341	3	4,130	—	4,133
Repurchases of common stock	(813)	(8)	(8,632)	(42,358)	(50,998)
Balance at April 2, 2022	22,232	$222	$—	$(469,435)	$(469,213)
Net income	—	—	—	34,933	34,933
Exercise of common stock options	2	—	54	—	54
Stock-based compensation	26	1	3,909	—	3,910
Repurchases of common stock	(296)	(3)	(3,963)	(8,680)	(12,646)
Balance at July 2, 2022	21,964	$220	$—	$(443,182)	$(442,962)
Net income	—	—	—	5,033	5,033
Exercise of common stock options	19	—	413	—	413
Stock-based compensation	30	—	542	—	542
Repurchases of common stock	(12)	—	(497)	—	(497)
Balance at October 1, 2022	22,001	$220	$458	$(438,149)	$(437,471)

See accompanying notes to condensed consolidated financial statements.

3 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$9,901	$42,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,196	49,342
Stock-based compensation	10,872	8,585
Net loss on disposals and impairments of assets	464	274
Deferred income taxes	(13,433)	(6,955)
Changes in operating assets and liabilities:
Accounts receivable	7,374	(1,029)
Inventories	(2,190)	(11,080)
Income taxes	3,571	4,530
Prepaid expenses and other assets	(5,903)	20,082
Accounts payable	5,199	28,889
Customer prepayments	(27,279)	(34,225)
Accrued compensation and benefits	(6,923)	(23,735)
Other taxes and withholding	5	4,744
Other accruals and liabilities	(5,038)	(1,340)
Net cash provided by operating activities	31,816	80,122

Cash flows from investing activities:
Purchases of property and equipment	(48,022)	(52,808)
Issuance of note receivable	(1,317)	—
Proceeds from sales of property and equipment	10	49
Net cash used in investing activities	(49,329)	(52,759)

Cash flows from financing activities:
Net increase in short-term borrowings	20,334	34,781
Repurchases of common stock	(3,711)	(64,141)
Proceeds from issuance of common stock	428	998
Debt issuance costs	(424)	(42)
Net cash provided by (used in) financing activities	16,627	(28,404)

Net decrease in cash and cash equivalents	(886)	(1,041)
Cash and cash equivalents, at beginning of period	1,792	2,389
Cash and cash equivalents, at end of period	$906	$1,348

See accompanying notes to condensed consolidated financial statements.

4 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

The Company prepared the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 of Sleep Number Corporation and its 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly its financial position as of September 30, 2023 and December 31, 2022, and the consolidated results of operations and cash flows for the periods presented. The historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

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

2. Fair Value Measurements

At both September 30, 2023 and December 31, 2022, the Company had $17 million of debt and equity securities that fund the deferred compensation plan and are classified in other non-current assets. The Company also had corresponding deferred compensation plan liabilities of $17 million at both September 30, 2023 and December 31, 2022, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

5 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$8,835	$7,785
Work in progress	124	102
Finished goods	107,265	106,147
	$116,224	$114,034

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at September 30, 2023 and December 31, 2022. Indefinite-lived trade name/trademarks totaled $1.4 million at September 30, 2023 and December 31, 2022.

Definite-lived Intangible Assets

	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$18,851	$18,851	$17,641
Patents	1,972	725	1,972	559
	$20,823	$19,576	$20,823	$18,200

Developed technologies - amortization expense for the three months ended September 30, 2023 and October 1, 2022, was $0.4 million and $0.5 million, respectively, and for the nine months ended September 30, 2023 and October 1, 2022 was $1.4 million and $1.6 million, respectively.

Patents - amortization expense for both the three months ended September 30, 2023 and October 1, 2022, was $55 thousand, and for both the nine months ended September 30, 2023 and October 1, 2022, was $0.2 million.

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2023 (excluding the nine months ended September 30, 2023)	$55
2024	222
2025	226
2026	222
2027	222
2028	156
Thereafter	144
Total future amortization for definite-lived intangible assets	$1,247

6 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Credit Agreement

As of September 30, 2023, the Company’s credit facility had a total commitment amount of $825 million. The credit facility is for general corporate purposes, to meet seasonal working capital requirements and to repurchase its stock. The Credit Agreement includes an accordion feature which allows the Company to increase the amount of the credit facility from $825 million to $1.2 billion, subject to lenders’ approval. The Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum net leverage ratio (5.0x) and a minimum interest coverage ratio (3.0x).

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

Under the terms of the Credit Agreement, the Company pays a variable rate of interest and a commitment fee based on its leverage ratio. The Credit Agreement matures in December 2026. The Company was in compliance with all financial covenants as of September 30, 2023.

The following table summarizes the Company’s borrowings under the credit facility ($ in thousands):

	September 30, 2023	December 31, 2022
Outstanding borrowings	$488,000	$459,600
Outstanding letters of credit	$7,147	$5,947
Additional borrowing capacity	$329,853	$359,453
Weighted-average interest rate	8.2%	6.7%

The Company amended the Credit Agreement on November 2, 2023. This Tenth Amendment, among other things, (a) decreases the total aggregate commitment under the Credit Agreement from $825 million to $685 million, (b) decreases the $625 million revolving loan commitment to $485 million, (c) decreases the accordion from $400 million to $342.5 million, (d) increases the Applicable Commitment Fee Rate to 50 basis points when the Net Leverage Ratio is greater than or equal to 3.50 to 1.00 (as each is defined in the Credit Agreement), (e) increases the Applicable Margin by 25 to 75 basis points for each respective range of Net Leverage Ratios (as each is defined in the Credit Agreement), (f) deems our Net Leverage Ratio as greater than or equal to 4.00 to 1.00 but less than 4.50 to 1.00 as of the Tenth Amendment effective date to set pricing for the Applicable Commitment Fee Rate and Applicable Margin until receipt of the compliance certificate for the quarterly reporting period ending December 30, 2023, (g) amends the definition of Consolidated EBITDA (as defined in the Credit Agreement) to include cash add backs, capped at $30 million for the quarterly reporting periods ending December 30, 2023, March 30, 2024, June 29, 2024, September 28, 2024, and December 28, 2024 and capped at $20 million for each quarterly reporting period ending thereafter, (h) amends the definitions of each of Net Leverage Ratio and Senior Secured Leverage Ratio (as each is defined in the Credit Agreement) to include the total operating lease liabilities of borrower, as calculated in accordance with ASC 842 accounting guidance (as of the end of the most recently completed quarterly reporting period) replacing the prior

7 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

language of six multiplied by Consolidated Rent Expense (for the most recently completed four quarterly reporting periods), (i) adjusts the permissible maximum Net Leverage Ratio (as defined in the Credit Agreement) to (I) 5.00 to 1.00 for the quarterly reporting periods ending December 30, 2023 and March 30, 2024, (II) 5.50 to 1.00 for the quarterly reporting period ending June 29, 2024, (III) 5.00 to 1.00 for the quarterly reporting period ending September 28, 2024, (IV) 4.80 to 1.00 for the quarterly reporting period ending December 28, 2024, and (V) 4.00 to 1.00 for each quarterly reporting period occurring thereafter, (j) adjusts the permissible maximum Interest Coverage Ratio (as defined in the Credit Agreement) to (I) 1.50 to 1.00 for the quarterly reporting periods ending December 30, 2023 and March 30, 2024, (II) 1.25 to 1.00 for the quarterly reporting period ending June 29, 2024, (III) 1.50 to 1.00 for the quarterly reporting periods ending September 28, 2024 and December 28, 2024, and (IV) 3.00 to 1.00 for each quarterly reporting period occurring thereafter, and (k) decreases the requisite Net Leverage Ratio from 3.75 to 1.00 down to 3.00 to 1.00 (under the new applicable definitions) before any Acquisitions (with the exception of the Specified Acquisition) or Restricted Payments (as each is defined in the Credit Agreement) may be made. A fee for the amendment is payable to the approving lenders in an amount equal to 20 basis points multiplied by the sum of such lender's Revolving Credit Commitment and outstanding Term Loans (as each is defined in the Credit Agreement). The foregoing description of the Tenth Amendment is qualified in its entirety by reference to the complete terms of the Tenth Amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

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

At September 30, 2023, the Company’s finance right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating lease costs(1)	$28,517	$27,821	$84,889	$81,925
Variable lease costs	$48	$54	$230	$647
___________________________
(1)Includes short-term lease costs which are not significant.

8 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The maturities of operating lease liabilities as of September 30, 2023, were as follows(1) (in thousands):

2023 (excluding the nine months ended September, 2023)	$27,541
2024	106,087
2025	94,907
2026	82,259
2027	66,565
2028	54,584
Thereafter	95,460
Total operating lease payments(2)	527,403
Less: Interest	87,681
Present value of operating lease liabilities	$439,722
___________________________
(1)Future payments for real estate taxes and certain building operating expenses for which the Company is obligated are not included in the operating lease liabilities. Total operating lease payments exclude $44 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $83 million for operating lease liabilities.

Other information related to operating leases was as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	5.9	6.2
Weighted-average discount rate	6.4%	6.2%

	Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022
Cash paid for amounts included in present value of operating lease liabilities	$80,650	$74,189
Right-of-use assets obtained in exchange for operating lease liabilities	$54,172	$56,048

7. Repurchases of Common Stock

Repurchases of the Company’s common stock were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Amount repurchased under Board-approved share repurchase program	$—	$—	$—	$54,868
Amount repurchased in connection with the vesting of employee restricted stock grants	210	497	3,711	9,273
Total amount repurchased (based on trade dates)	$210	$497	$3,711	$64,141

As of September 30, 2023, the remaining authorization under the Board-approved $600 million share repurchase program was $348 million.

9 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2023	December 31, 2022
Deferred contract assets included in:
Other current assets	$28,219	$28,121
Other non-current assets	55,727	55,564
	$83,946	$83,685

	September 30, 2023	December 31, 2022
Deferred contract liabilities included in:
Other current liabilities	$36,141	$36,335
Other non-current liabilities	70,727	70,999
	$106,868	$107,334

Deferred revenue and costs related to SleepIQ® technology are currently recognized on a straight-line basis over the product's estimated life of 4.5 to 5.0 years because the Company’s inputs are generally expended evenly throughout the performance period. During the three months ended September 30, 2023 and October 1, 2022, the Company recognized revenue of $10 million and $9 million, respectively, that was included in the deferred contract liability balances at the beginning of the respective periods. During the nine months ended September 30, 2023 and October 1, 2022, the Company recognized revenue of $28 million and $26 million, respectively, that was included in the deferred contract liability balances at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of revenues for both the three months ended September 30, 2023 and October 1, 2022 and 98% and 99% for the nine months ended September 30, 2023 and October 1, 2022, respectively.
Net sales were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Retail stores	$409,268	$466,632	$1,270,076	$1,401,789
Online, phone, chat and other	63,380	73,934	187,888	214,980
Total Company	$472,648	$540,566	$1,457,964	$1,616,769

Obligation for Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Balance at beginning of year	$25,594	$22,368
Additions that reduce net sales	82,718	79,353
Deductions from reserves	(85,300)	(76,070)
Balance at end of period	$23,012	$25,651

10 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Stock-based Compensation Expense

Total stock-based compensation expense (benefit) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Stock awards (1)	$(82)	$(435)	8,031	$5,778
Stock options	1,064	977	2,841	2,807
Total stock-based compensation expense (1)	982	542	10,872	8,585
Income tax benefit	118	133	1,305	2,112
Total stock-based compensation expense, net of tax	$864	$409	$9,567	$6,473
___________________________
(1) Changes in stock-based compensation expense include the cumulative impact of the change in the expected achievements of certain performance targets.

10. Profit Sharing and 401(k) Plan

Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, the Company makes a contribution equal to a percentage of the employee’s contribution. During both the three months ended September 30, 2023 and October 1, 2022, the Company’s contributions, net of forfeitures, were $2.3 million, and during the nine months ended September 30, 2023 and October 1, 2022, were $7.5 million and $7.6 million, respectively.

11. Net Income per Common Share

The components of basic and diluted net (loss) income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net (loss) income	$(2,318)	$5,033	$9,901	$42,040
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,479	22,218	22,412	22,444
Dilutive effect of stock-based awards	—	355	146	515
Diluted weighted-average shares outstanding	22,479	22,573	22,558	22,959
Net (loss) income per share – basic	$(0.10)	$0.23	$0.44	$1.87
Net (loss) income per share – diluted	$(0.10)	$0.22	$0.44	$1.83

For the three months ended September 30, 2023, otherwise dilutive stock-based awards have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on our net loss per diluted share. Additional potential dilutive stock-based awards totaling 1.1 million and 0.5 million for the three months ended September 30, 2023 and October 1, 2022, respectively, and 1.2 million and 0.5 million for the nine months ended September 30, 2023 and October 1, 2022, respectively, have been excluded from the diluted net (loss)/income per share calculations because these stock-based awards were anti-dilutive.

11 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Balance at beginning of year	$8,997	$10,069
Additions charged to costs and expenses for current-year sales	12,327	13,093
Deductions from reserves	(12,543)	(13,210)
Changes in liability for pre-existing warranties during the current year, including expirations	40	(546)
Balance at end of period	$8,821	$9,406

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

12 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

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

13. Subsequent Event

On November 6, 2023, in light of the demand trajectory change in August, the Company initiated business restructuring actions which are expected to reduce 2024 operating expenses by approximately $50 million and accelerate gross margin initiatives, in addition to the approximate $80 million of operating expense reductions expected to be realized in 2023. These actions are broad-based and include a headcount reduction of approximately 10% or 500 team members across all areas of the organization, including in corporate and research and development functions. These actions also include a rationalization of the store portfolio with a planned closure of 40 to 50 stores by the end of 2024, a slower rate of new store openings and remodels, and a reduction of the Company's 2024 capital expenditures. Gross margin improvement actions include value engineering and cost optimization strategies, including driving additional efficiencies through the Company's manufacturing and home delivery network. These business restructuring actions are expected to result in up to $20 million of one-time costs, with an estimated $10 million of the costs being recorded in the fourth quarter of 2023.

13 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Index
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of the Company’s condensed consolidated financial statements with a narrative from the perspective of management on its financial condition, results of operations, liquidity and certain other factors that may affect the Company’s future results. MD&A is presented in seven sections:

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
•Ability to realize expected cost savings and other benefits related to business restructuring actions and to avoid unexpected adverse effects on the Company;
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
•Bank failures or other events affecting financial institutions;
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
•The Company’s ability to comply with existing and changing government regulation;
•Pending or unforeseen litigation and the potential for associated adverse publicity;

14 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Index
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

Additional information concerning these, and other risks and uncertainties is contained under the caption “Risk Factors” in Part I, Item 1A. in the Company’s Annual Report on Form 10-K and in Part II. Item 1A. in subsequent Quarterly Reports on Form 10-Q.

The Company has no obligation to publicly update or revise any of the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Business Overview

Sleep Number is a wellness technology company. It is guided by its purpose is to improve the health and wellbeing of society through higher quality sleep; to date, Sleep Number’s innovations have improved 15 million lives. Its wellness technology platform helps solve sleep problems, whether it’s individualized temperature control for each sleeper through Climate360® or applying its 23 billion hours of longitudinal sleep data and expertise to research with global institutions.

Sleep Number’s smart bed ecosystem drives best-in-class engagement through dynamic, adjustable, and effortless sleep with personalized digital sleep and health insights; its millions of Smart Sleepers are loyal brand advocates. And the Company’s almost 4,500 mission-driven team members passionately innovate to drive value creation through its vertically integrated business model, including its exclusive direct-to-consumer selling in over 650 stores and online.

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

15 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Highlights

Financial highlights for the three months ended September 30, 2023 were as follows:

•Net sales for the three months ended September 30, 2023 of $473 million decreased from $541 million for the same period one year ago. Demand was impacted by ongoing macro challenges with consumers’ increased focus on price to value as their purchasing power moved to its lowest level on record. The bedding industry remains at recessionary levels with low consumer sentiment.
•The net sales change consisted of a 14% comparable sales decrease in Total Retail, slightly offset by additional sales from 16 net new stores opened in the past 12 months that added 1 percentage point (ppt.) of growth. For additional details, see the components of total net sales change on page 17.
•Sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended September 30, 2023 totaled $2,952, compared with $3,302 for the same period last year.
•Operating income for the three months ended September 30, 2023 was $5 million, compared with $13 million in the prior-year period. The $7 million decrease in operating income was driven by the lower net sales offset by a 1.3 ppt. increase in the gross profit rate and a $25 million reduction in operating expenses.
•The 1.3 ppt. gross profit rate increase was primarily due to pricing actions taken over the last twelve months and easing commodity costs. See the Gross profit discussion on page 19 for additional details.
•The $25 million reduction in the Company’s operating expenses was due to lower marketing, general and administrative and research and development expenses.
•Net loss for the three months ended September 30, 2023 was $2 million, compared with net income of $5 million for the same period one year ago. Net loss per diluted share was $0.10, compared with net income per diluted share of $0.22 last year.
•The Company’s adjusted return on invested capital (Adjusted ROIC) was 14.9% on a trailing twelve-month basis for the period ended September 30, 2023, compared with 22.3% for the comparable period one year ago.
•The Company generated $32 million in cash from operating activities for the nine months ended September 30, 2023, compared with $80 million for the same period one year ago.
•As of September 30, 2023, the Company had $488 million of borrowings under its revolving credit facility.

16 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
Net sales	$472.6	100.0%	$540.6	100.0%	$1,458.0	100.0%	$1,616.8	100.0%
Cost of sales	201.5	42.6%	237.5	43.9%	612.3	42.0%	686.4	42.5%
Gross profit	271.1	57.4%	303.1	56.1%	845.6	58.0%	930.3	57.5%
Operating expenses:
Sales and marketing	221.1	46.8%	239.7	44.3%	649.4	44.5%	700.4	43.3%
General and administrative	31.9	6.8%	36.0	6.7%	111.1	7.6%	116.0	7.2%
Research and development	12.6	2.7%	14.8	2.7%	42.5	2.9%	46.9	2.9%
Total operating expenses	265.7	56.2%	290.4	53.7%	803.1	55.1%	863.4	53.4%
Operating income	5.4	1.1%	12.6	2.3%	42.5	2.9%	67.0	4.1%
Interest expense, net	11.0	2.3%	5.6	1.0%	30.0	2.1%	11.4	0.7%
(Loss) Income before income taxes	(5.6)	(1.2%)	7.0	1.3%	12.5	0.9%	55.6	3.4%
Income tax (benefit) expense	(3.3)	(0.7%)	2.0	0.4%	2.6	0.2%	13.6	0.8%
Net (loss) income	$(2.3)	(0.5%)	$5.0	0.9%	$9.9	0.7%	$42.0	2.6%

Net (loss) income per share:
Basic	$(0.10)		$0.23		$0.44		$1.87
Diluted	$(0.10)		$0.22		$0.44		$1.83

Weighted-average number of common shares:
Basic	22.5		22.2		22.4		22.4
Diluted	22.5		22.6		22.6		23.0

The percentage of total net sales, by dollar volume, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023		October 1, 2022
Retail stores	86.6%	86.3%	87.1%		86.7%
Online, phone, chat and other	13.4%	13.7%	12.9%		13.3%
Total Company	100.0%	100.0%	100.0%	—%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Sales change rates:
Retail comparable-store sales (1)	(14%)	(21%)	(11%)	(10%)
Online, phone and chat	(14%)	0%	(13%)	3%
Total Retail comparable sales change (1)	(14%)	(18%)	(11%)	(8%)
Net opened/closed stores and other	1%	2%	1%	3%
Total Company	(13%)	(16%)	(10%)	(5%)
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

17 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Average sales per store (1) (in thousands)	$2,952	$3,302
Average sales per square foot (1)	$963	$1,093
Stores > $2 million in net sales (2)	67%	77%
Stores > $3 million in net sales (2)	27%	38%
Average revenue per smart bed unit (3)	$5,640	$5,083	$5,822	$5,416
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.

The number of retail stores operating was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Beginning of period	672	659	670	648
Opened	8	12	27	35
Closed	(2)	(9)	(19)	(21)
End of period	678	662	678	662

18 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Comparison of Three Months Ended September 30, 2023 with Three Months Ended October 1, 2022

Net sales

Net sales for the three months ended September 30, 2023 of $473 million decreased from $541 million for the same period one year ago. Demand was impacted by ongoing macro challenges with consumers’ increased focus on price to value as their purchasing power moved to its lowest level on record. The bedding industry remains at recessionary levels with low consumer sentiment.

The net sales change consisted primarily of a 14% comparable sales decrease in Total Retail slightly offset by additional sales from 16 net new stores opened in the past 12 months that added 1% percentage points (ppt.) of growth.

The $67.9 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $61.4 million decrease in Retail comparable net sales; (ii) a $10.4 million decrease from phone, online and other sales; offset by (iii) a $3.9 million increase from net store openings. Total Retail smart bed unit sales decreased 21% compared with the prior year. Total Retail average revenue per smart bed unit increased by 11% to $5,640, compared with $5,083 in the prior-year period. Current year average revenue per smart bed unit benefited from pricing actions taken over the last year and the introduction of our latest next generation smart beds. The prior year average revenue per smart bed unit was negatively impacted by a limited product offering of adjustable bases due to constrained supply of semiconductor chips.

Gross profit

Gross profit of $271 million for the three months ended September 30, 2023 decreased by $32 million, or 11%, compared with $303 million for the same period one year ago. The gross profit rate increased to 57.4% of net sales for the three months ended September 30, 2023, compared with 56.1% for the prior-year comparable period.

The current-year gross profit rate increase of 1.3 ppt. was mainly due to: (i) favorable pricing actions taken over the last twelve months that increased the rate by 2.5 ppt.; (ii) improvement in commodity prices and operating efficiencies improved the rate by 1.6 ppt.; partially offset by (iii) product mix of our FlexFit smart adjustable bases, pressured the rate by 1.9 ppt.; (iv) higher returns and warranty costs, primarily related to the returnability of the integrated adjustable base as part of the Climate360 smart bed, impacted the rate by 0.6 ppt; and (v) lower delivered smart bed volume deleveraged the rate by 0.5 ppt. In addition, the gross profit rate may fluctuate from quarter to quarter due to a variety of other factors, including changes in manufacturing and supply chain operations and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2023 were $221 million, or 46.8% of net sales, compared with $240 million, or 44.3% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 2.5 ppt. was primarily due to the deleveraging impact of 13% lower net sales partially offset by a 17% decrease in consumer financing costs as the Company adjusted promotional offers to mitigate increased costs associated with the higher interest rate environment. Media spend was 12% lower year-over-year.

General and administrative expenses

General and administrative (G&A) expenses totaled $32 million, or 6.8% of net sales, for the three months ended September 30, 2023, compared with $36 million, or 6.7% of net sales, in the prior-year period. The $4.1 million decrease in G&A expenses consisted mainly of: (i) a $3.0 million decrease in company-wide performance-based incentive compensation; (ii) a $0.7 million reduction in employee compensation on lower headcount; (iii) a $0.7 million decrease in other miscellaneous expenses; and (vi) $0.6 million reduction in professional and consulting fees; partially offset by (v) a $0.9 million increase in technology investments. The G&A expenses rate increased by 0.1 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above and the deleveraging impact of lower net sales.

19 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Research and development expenses

Research and development (R&D) expenses decreased to $13 million for the three months ended September 30, 2023, compared with $15 million with the same period last year on lower outside services. While the Company’s consumer innovation pipeline remains robust, it is reprioritizing R&D resources in this highly constrained environment.

Interest expense, net

Interest expense, net increased to $11 million for the three months ended September 30, 2023, compared with $6 million for the same period one year ago. The $5 million increase was mainly driven by a higher weighted-average interest rate compared with the same period one year ago.

Income tax (benefit)/expense

Income tax benefit totaled $3.3 million for the three months ended September 30, 2023, compared with expense of $2.0 million last year. The effective income tax rate for the three months ended September 30, 2023 was 58.4%, compared with 28.5% for the comparable period last year. The change in effective income tax rate was primarily due to the reduction in projected full-year income before income taxes.

Comparison of Nine Months Ended September 30, 2023 with Nine Months Ended October 1, 2022

Net sales

Net sales for the nine months ended September 30, 2023 decreased by $159 million, or 10%, to $1.46 billion, compared with $1.62 billion for the same period one year ago. Demand was impacted by ongoing macro challenges with consumers’ increased focus on price to value as their purchasing power moved to its lowest level on record. The bedding industry remains at recessionary levels with low consumer sentiment.

The 10% net sales decrease consisted of an 11% comparable sales decrease in Total Retail, partially offset by 1 percentage point (ppt.) of sales growth from net new stores opened in the past 12 months. For additional details, see the components of total net sales change on page 17.

The $159 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $150 million decrease in Retail comparable net sales; (ii) a $27 million decrease in online, phone and other sales; partially offset by (iii) an $18 million increase resulting from net store openings. Total smart bed unit sales declined 16% compared with the prior year. Average revenue per smart bed unit in Total Retail increased by 7% to $5,822, compared with $5,416 in the prior-year period.

Gross profit

Gross profit of $846 million for the nine months ended September 30, 2023 decreased by $85 million, or 9%, compared with $930 million for the same period one year ago. The gross profit rate was 58.0% of net sales for the nine months ended September 30, 2023, compared to 57.5% in the prior-year comparable period.

The current-year gross profit rate increase of 0.5 ppt. was impacted by: (i) favorable pricing actions taken over the past twelve months and the introduction of our next generation smart beds increased the rate by 2.1 ppt.; (ii) improvement in commodity prices and operating efficiencies increased the rate by 0.9 ppt.; partially offset by (iii) product mix of our FlexFit smart adjustable bases, pressured the rate by 1.5 ppt.; (iv) higher returns and warranty costs, primarily related to the returnability of the integrated adjustable base as part of the Climate360 smart bed, decreased the rate by 0.6 ppt; and (v) lower delivered smart bed volume deleveraged the rate by 0.3 ppt. The gross profit rate may fluctuate from quarter to quarter due to a variety of other factors, including changes in manufacturing and supply chain operations and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2023 were $649 million, or 44.5% of net sales, compared with $700 million, or 43.3% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 1.2 ppt. was primarily due to: (i) deleveraging impact of a 10% sales decline; (ii) the additional costs associated with operating 16 net new stores; partially offset by (iii) a 12% decrease in media spend year-over-year resulting in 0.3 ppt. of leverage; and (iv) a 13% decrease in consumer financing costs as the Company adjusted

20 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

promotional offers to mitigate increased costs associated with the higher interest rate environment resulting in 0.2 ppt. of leverage.

General and administrative expenses

General and administrative (G&A) expenses totaled $111 million, or 7.6% of net sales, for the nine months ended September 30, 2023, compared with $116 million, or 7.2% of net sales, in the prior-year period. The $5 million decrease in G&A expenses consisted of: (i) a $6.6 million reduction in employee compensation on lower headcount; (ii) a $2.3 million reduction in professional and consulting fees; (iii) a $2.2 million decrease in other miscellaneous expenses; and (iv) a $0.5 million decrease in travel and training expenses; partially offset by (v) a $3.9 million increase in company-wide, performance-based incentive compensation due to the achievement of first half of the fiscal year performance targets in the current year; and (vi) a $2.6 million increase in technology investments. The G&A expenses rate increased by 0.4 ppt. in the current-year period, compared with the same period one year ago due to the deleveraging impact of the 10% net sales decrease partially offset by the net expense reductions discussed above.

Research and development expenses

Research and development (R&D) expenses decreased by 9% to $43 million for the nine months ended September 30, 2023, compared with $47 million for the same period one year ago on lower outside services and headcount. While the Company’s consumer innovation pipeline remains robust, it is reprioritizing R&D resources in this highly constrained environment.

Interest expense, net

Interest expense, net increased to $30 million for the nine months ended September 30, 2023, compared with $11 million for the same period one year ago. The $19 million increase was mainly driven by a higher weighted-average interest rate compared with the same period one year ago.

Income tax expense

Income tax expense totaled $3 million for the nine months ended September 30, 2023, compared with $14 million last year. The effective income tax rate for the nine months ended September 30, 2023 decreased to 21.0%, compared with 24.4% for the comparable period last year.

Liquidity and Capital Resources

Managing liquidity and capital resources is an important part of the Company’s commitment to deliver superior shareholder value over time. The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its $685 million revolving credit facility, as amended. As of September 30, 2023, the Company does not have any off-balance sheet financing other than its $7 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under the revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail stores for the foreseeable future.

Changes in cash and cash equivalents during the nine months ended September 30, 2023 primarily consisted of $32 million of cash provided by operating activities and an $20 million increase in short-term borrowings, offset by $48 million of cash used to purchase property and equipment and $4 million of cash used to repurchase its common stock (based on settlement, in connection with the vesting of employee restricted stock grants).

21 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

The following table summarizes cash flows (in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Total cash provided by (used in):
Operating activities	$31.8	$80.1
Investing activities	(49.3)	(52.8)
Financing activities	16.6	(28.4)
Net (decrease) in cash and cash equivalents	$(0.9)	$(1.0)

Cash provided by operating activities for the nine months ended September 30, 2023 was $32 million, compared with $80 million for the nine months ended October 1, 2022. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $32 million decrease in net income for the nine months ended September 30, 2023, compared with the same period one year ago; (ii) a $24 million fluctuation in accounts payable due to lower expenses in the current year’s third quarter and the timing of payments; (iii) a $17 million fluctuation in accrued compensation and benefits primarily related to year-over-year changes in company-wide performance-based compensation that was earned in 2021 and paid in the first quarter of 2022, compared with no company-wide performance-based compensation earned in 2022 and paid in the first quarter of 2023; and (iv) a $26 million fluctuation in prepaid expenses and other assets primarily due to the amount and timing of rebate payments.

Net cash used in investing activities to purchase property and equipment was $48 million for the nine months ended September 30, 2023, compared with $53 million for the same period one year ago.
Net cash provided by financing activities was $17 million for the nine months ended September 30, 2023, compared with net cash used in financing activities of $28 million for the same period last year. During the nine months ended September 30, 2023, the Company repurchased $4 million of its stock (based on settlement dates, in connection with the vesting of employee restricted stock awards), compared with $64 million (based on settlement dates, $55 million under the Board-approved share repurchase program and $9 million in connection with the vesting of employee restricted stock awards) during the same period one year ago. Short-term borrowings increased by $20 million during the current-year period due to a $28 million increase in borrowings under the revolving credit facility to $488 million offset by a $8 million decrease in book overdrafts, which are included in the net change in short-term borrowings. Short-term borrowings increased by $35 million during the prior-year period due to a $24 million increase in borrowings under the credit facility to $406 million and an $11 million increase in book overdrafts.
In the second quarter of fiscal 2022, the Company suspended share repurchases under its Board-approved share repurchase program. At September 30, 2023, there was $348 million remaining authorization under the Board-approved $600 million share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares.

At September 30, 2023, the Company had $488 million of borrowings under its revolving credit facility, $7 million in outstanding letters of credit and net liquidity available under the credit facility of $330 million. At September 30, 2023, the Company’s leverage ratio as defined in the credit agreement was 4.8x versus the permissible net leverage ratio of 5.0x, the weighted-average interest rate on borrowings under the credit facility was 8.2% and the Company was in compliance with all financial covenants.

The Company amended the Credit Agreement on November 2, 2023. This Tenth Amendment, among other things, (a) decreases the total aggregate commitment under the Credit Agreement from $825 million to $685 million, (b) decreases the $625 million revolving loan commitment to $485 million, (c) decreases the accordion from $400 million to $342.5 million, (d) increases the Applicable Commitment Fee Rate to 50 basis points when the Net Leverage Ratio is greater than or equal to 3.50 to 1.00 (as each is defined in the Credit Agreement), (e) increases the Applicable Margin by 25 to 75 basis points for each respective range of Net Leverage Ratios (as each is defined in the Credit Agreement), (f) deems our Net Leverage Ratio as greater than or equal to 4.00 to 1.00 but less than 4.50 to 1.00 as of the Tenth Amendment effective date to set pricing for the Applicable Commitment Fee Rate and Applicable Margin until receipt of the compliance certificate for the quarterly reporting period ending December 30, 2023, (g) amends the definition of Consolidated EBITDA (as defined in the Credit Agreement) to include cash add backs, capped at $30 million for the quarterly reporting periods ending December 30, 2023, March 30, 2024, June 29, 2024, September 28, 2024, and December 28, 2024 and capped at $20 million for each quarterly reporting period ending thereafter, (h) amends the

22 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

definitions of each of Net Leverage Ratio and Senior Secured Leverage Ratio (as each is defined in the Credit Agreement) to include the total operating lease liabilities of borrower, as calculated in accordance with ASC 842 accounting guidance (as of the end of the most recently completed quarterly reporting period) replacing the prior language of six multiplied by Consolidated Rent Expense (for the most recently completed four quarterly reporting periods), (i) adjusts the permissible maximum Net Leverage Ratio (as defined in the Credit Agreement) to (I) 5.00 to 1.00 for the quarterly reporting periods ending December 30, 2023 and March 30, 2024, (II) 5.50 to 1.00 for the quarterly reporting period ending June 29, 2024, (III) 5.00 to 1.00 for the quarterly reporting period ending September 28, 2024, (IV) 4.80 to 1.00 for the quarterly reporting period ending December 28, 2024, and (V) 4.00 to 1.00 for each quarterly reporting period occurring thereafter, (j) adjusts the permissible maximum Interest Coverage Ratio (as defined in the Credit Agreement) to (I) 1.50 to 1.00 for the quarterly reporting periods ending December 30, 2023 and March 30, 2024, (II) 1.25 to 1.00 for the quarterly reporting period ending June 29, 2024, (III) 1.50 to 1.00 for the quarterly reporting periods ending September 28, 2024 and December 28, 2024, and (IV) 3.00 to 1.00 for each quarterly reporting period occurring thereafter, and (k) decreases the requisite Net Leverage Ratio from 3.75 to 1.00 down to 3.00 to 1.00 (under the new applicable definitions) before any Acquisitions (with the exception of the Specified Acquisition) or Restricted Payments (as each is defined in the Credit Agreement) may be made. A fee for the amendment is payable to the approving lenders in an amount equal to 20 basis points multiplied by the sum of such lender's Revolving Credit Commitment and outstanding Term Loans (as each is defined in the Credit Agreement). The foregoing description of the Tenth Amendment is qualified in its entirety by reference to the complete terms of the Tenth Amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Sleep Number has an agreement with Synchrony Bank to offer qualified customers revolving credit arrangements to finance their purchases from the Company (Synchrony Agreement). The Synchrony Agreement contains financial covenants consistent with the credit facility, including a maximum net leverage ratio and a minimum interest coverage ratio. As of September 30, 2023, the Company was in compliance with all financial covenants.

23 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

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

Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net (loss) income	$(2,318)	$5,033	$4,471	$53,181
Income tax (benefit) expense	(3,253)	2,003	1,346	15,247
Interest expense	10,958	5,606	37,641	13,196
Depreciation and amortization	18,200	17,180	72,338	64,217
Stock-based compensation	982	542	15,511	12,097
Asset impairments	292	95	491	338
Adjusted EBITDA	$24,861	$30,459	$131,798	$158,276

Free Cash Flow

The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, the Company is providing this information as it believes it facilitates analysis for investors and financial analysts.

The following table summarizes free cash flow calculations (in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net cash provided by (used in) operating activities	$31,816	$80,122	$(12,168)	$87,448
Subtract: Purchases of property and equipment	48,022	52,808	64,668	70,338
Free cash flow	$(16,206)	$27,314	$(76,836)	$17,110

24 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

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

The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Trailing-Twelve Months Ended
	September 30, 2023	October 1, 2022
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating income	$43,458	$81,625
Add: Operating lease expense (1)	27,497	25,419
Less: Income taxes (2)	(1,168)	(24,306)
Adjusted NOPAT	$69,787	$82,738

Average adjusted invested capital
Total deficit	$(420,687)	$(437,471)
Add: Long-term debt (3)	488,338	406,750
Add: Operating lease obligations (4)	439,722	427,613
Total adjusted invested capital at end of period	$507,373	$396,892

Average adjusted invested capital (5)	$469,782	$371,674

Adjusted return on invested capital (Adjusted ROIC) (6)	14.9%	22.3%
___________________________
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842, Leases.
(2) Reflects annual effective income tax rates, before discrete adjustments, of 1.6% and 22.7% for September 30, 2023 and October 1, 2022, respectively.
(3) Long-term debt includes existing finance lease liabilities.
(4) Reflects operating lease liabilities included in the Company’s financial statements under ASC 842.
(5) Average adjusted invested capital represents the average of the last five fiscal quarters’ ending adjusted invested capital balances.
(6) Adjusted ROIC equals Adjusted NOPAT divided by average adjusted invested capital.

Note - the Company’s adjusted ROIC calculation and data are considered non-GAAP financial measures and are not in accordance with, or preferable to, GAAP financial data. However, the Company is providing this information as it believe it facilitates analysis of the Company's financial performance by investors and financial analysts. The Company updated its Adjusted ROIC calculation effective beginning with the reporting period ended December 31, 2022, to reflect adjustments consistent with ASC 842. The prior period has been updated to reflect this calculation.

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

25 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in market-based short-term interest rates that will impact net interest expense. If overall interest rates were one percentage point higher than current rates, annual net income would decrease by $4.3 million based on the $488 million of borrowings under the credit facility at September 30, 2023. The Company does not manage the interest-rate volatility risk of borrowings under the credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

26 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company’s legal proceedings are discussed in Note 12, Commitments and Contingencies, Legal Proceedings, in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the risks discussed below and other information set forth in this Quarterly Report on Form 10-Q, the Company’s business, financial condition and operating results are subject to a number of risks and uncertainties, including both those that are specific to the Company’s business and others that affect all businesses operating in a global environment. Investors should carefully consider the information in this report under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also the information under the heading, Risk Factors, in the Company’s most recent Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q. The risk factors discussed in the Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q including this Quarterly Report on Form 10-Q do not identify all risks that the Company faces because its business operations could also be affected by additional risk factors that are not presently known to the Company or that it currently considers to be immaterial to its operations.

The Company may not fully realize the expected cost savings and other benefits related to its business restructuring actions and such actions could have unexpected adverse effects on the Company.

The Company’s recently announced business restructuring actions, including headcount reduction, store portfolio rationalization, including slower rate of store openings and remodels, capital expenditures reductions, and other cost saving actions and initiatives, are based on a number of assumptions and expectations which, if achieved, are expected to improve profitability and cash flows from operating activities. However, there can be no assurance the expected results will be achieved. These and any future cost actions may have unexpected negative impacts to the business, including, but not limited to, operations, team members, systems and resources, sales, profitability, cash flows and financial condition.

27 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 2, 2023 through July 29, 2023	719	$30.45	—	$348,071,000
July 30, 2023 through August 26, 2023	715	$27.28	—	$348,071,000
August 27, 2023 through September 30, 2023	6,426	$26.26	—	$348,071,000
Total	7,860	$26.74	—	$348,071,000
___________________________
(1)The Company did not purchase any shares under its Board-approved $600 million share repurchase program (effective April 4, 2021), during the three months ended September 30, 2023.
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 7,860 shares of its common stock at a cost of $0.2 million during the three months ended September 30, 2023.
(3)There is no expiration date governing the period over which the Company can repurchase shares under it’s Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

28 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Seventh Amendment to Retailer Program Agreement, dated effective as of August 28, 2023 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation
10.2*	Eighth Amendment to Retailer Program Agreement, dated effective as of October 16, 2023 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation(1)
10.3*	Ninth Amendment to Retailer Program Agreement, dated effective as of October 16, 2023 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation(1)
10.4*	Tenth Amendment to Amended and Restated Credit and Security Agreement(1)
10.5
Cooperation Agreement, dated November 7, 2023, between Sleep Number Corporation and Stadium Capital Management, LLC (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed November 7, 2023 (File No. 000-25121))

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed Herein.
† Management contract or compensatory plan or arrangement.
(1)    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

29 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	November 8, 2023	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Joel J. Laing
Joel J. Laing
Chief Accounting Officer
(principal accounting officer)

30 | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION