Form 10-K
period 2023-12-30
Sleep Number Corp
filed 2024-02-23
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of July 1, 2023, was $417,932,000 (based on the last reported sale price of the registrant’s common stock on that date as reported by Nasdaq).
As of January 27, 2024, there were 22,239,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2024 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i | 2021 FORM 10-K

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, the Double Arrow logo, Select Comfort®, AirFit®, Climate360®, Comfortaire®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, HealthIQ®, IndividualFit®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Responsive Air®, Sleep Is Training®, Sleep Number Inner Circle®, Sleep30®, Tech-e®, This Is Not A Bed®, We Make Beds Smart®, Auto Snore™, EnviroIQ™, HeartIQ™, Individualized Sleep Experiences™, RespiratoryIQ™, Retail Flow™, Sleep Number Labs logo, Sleep Number Labs, Sleep For The Future logo, Smart SleeperSM, WellnessIQ™, ActiveComfort™,Clima-Temp™, Comfortable. Adjustable. Affordable.™, ComfortFit™, CoolFit™, DualAir™, DualTemp™, Firmness Control™, FlexFit™, In Balance™, Inspire Next Level™, Partner Snore™, Perform Next Level™, Sleep Next Level™, The Bed Reborn™, The Bed That Moves You™, The Best Bed For Couples™, True Temp™, Winter Soft™, its bed model names, and the Company’s other marks and stylized logos are trademarks and/or service marks of Sleep Number. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

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

PART I

ITEM 1. BUSINESS

Overview

Sleep Number is a wellness technology company and market leader in the design, manufacturing, marketing and distribution of highly innovative sleep solutions. The Company’s purpose is to improve the health and wellbeing of society through higher quality sleep; to date, it has improved the lives of over 15 million people. Sleep Number’s Smart Sleepers benefit from individualized sleep experiences, night after night, and are experiencing the physical, mental and emotional benefits of life-changing sleep.

Sleep Number’s life-changing, differentiated smart beds combine physical and digital innovations, integrating unparalleled physical comfort with a highly advanced technology platform. The smart beds offer the Company’s signature firmness adjustability, enabling each sleeper adjustable comfort. Embedded digital sensors learn the sleep needs of each individual; “sense and do” technology uses the sensed data to automatically adjust the smart bed to keep the sleeper comfortable throughout the night. Active temperature balancing technology supports the ideal climate for both sleepers and solves a prevalent sleep challenge. Additionally, the smart beds are an exceptional value, with personalized sleep insights delivered daily, new features regularly added to all smart beds through over-the-air updates, and prices to meet most budgets. Sleep Number® smart beds provide unmatched features, benefits and comfort that can lead to improved sleep health and wellness for both sleepers.

The Company’s advantaged business model is supported by its consumer innovation strategy: an individualized sleep wellness platform, a network of highly engaged Smart Sleepers, a vertically integrated operating model, and a culture of individuality, with an ambitious vision to become one of the world’s most beloved brands. Sleep Number’s exclusive distribution meets its customers whenever and wherever they choose – through digital and in-store touchpoints – to provide an exceptional experience and a lifelong relationship. The Company partners with world-leading institutions to bring the power of 24 billion hours of longitudinal sleep data to sleep science and research. And Sleep Number’s 4,100 purpose-driven team members are dedicated to the Company’s mission of improving lives by individualizing sleep experiences.

Sleep Number is focused on cost improvement through broad-based restructuring actions to become a stronger, more durable company, poised for accelerating growth and superior shareholder returns as the bedding industry demand environment improves.

Financial Highlights

Sleep Number’s financial performance in 2023 reflects the second consecutive year with recessionary mattress industry demand levels. The industry is in a historic recession and was forecasted to have returned to 2015 levels of mattress units in 2023. High interest rates, persistent inflation and a slowing housing market resulted in consumer purchasing power reaching a record low in August of 2023. As a result, consumer behavior shifted from spending selectively to scrutinizing spending, and considerations like price and value were driving purchasing decisions. After being on plan for the first seven months of the year, the Company experienced an abrupt change in demand trends starting in August. With this midyear shift, the Company began executing a broad-based restructuring plan to streamline its cost structure and fortify the balance sheet to become a stronger, more durable company in a broad range of macro environments. Its mission-driven team members made significant progress to strengthen and reposition the Company’s operating model for efficient growth, increased profitability and cash flow generation. The Company is poised for accelerating growth and superior returns as the bedding industry demand environment improves. With its health and wellness technology strategic advancements and improved financial resilience, the Company’s long-term opportunity remains intact.

3 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Integrated Sleep Solutions

Smart Bed

With a relentless focus on the consumer, Sleep Number has continued to advance its award-winning Sleep Number® smart bed. Enhancing its trademark comfort, adjustability and highly accurate detection of sleep and biosignal data, the smart bed has evolved into a progressive and adaptive wellness technology platform.

The combination of physical and digital innovation enables the Sleep Number smart bed’s proprietary “sense and do” technology, which digitally responds to each sleeper’s movements, effortlessly adjusting firmness, comfort and support to relieve pressure points. Through the analysis of sleeper-generated sleep and biosignal data, the smart bed can deliver both real-time interventions – including automatic comfort adjustments during the night, with no action required by the sleeper – and personalized sleep insights through its accompanying app. By combining artificial intelligence (AI) and machine learning (ML) technology, which "learn” from each sleeper over time, the Sleep Number smart bed allows sleepers to understand metrics related to health and wellbeing during sleep. These data may ultimately enable the Company’s Smart Sleepers to take preventative and proactive wellness actions. Additionally, the longitudinal data generated from Sleep Number’s wellness technology platform can be shared with sleepers’ physicians through a monthly HealthIQ® report, leading to insights that may guide health-provider diagnostics.

Sleep Number’s product innovation roadmap is driven by proprietary data from its millions of Smart Sleepers and sleep science. This allows the Company to address some of the most pressing sleep health needs and differentiate itself among mattress brands as one that consumers perceive to improve their health and wellbeing.

In October 2022, the Company introduced its award-winning Sleep Number Climate360® smart bed, which actively adjusts warming and cooling to keep both sleepers at their ideal temperature, solving a sleep challenge that 80% of couples face. In 2023, the next generation Sleep Number smart beds were brought to market, offering the same signature adjustability, plus new physical layers for added comfort and the addition of medical-grade sensors for advanced sleep and biosignal monitoring.

Smart Adjustable Bases

Sleep Number’s smart bed ecosystem includes a full line of exclusive FlexFit™ smart adjustable bases that seamlessly integrate with Sleep Number smart beds, for an individualized sleep experience that is proven to deliver more restful sleep per night. The Company’s industry-leading smart bases offer endless adjustability by raising the head and feet for ultimate relaxation. Additional features include Partner Snore™ technology, which allows a sleeping partner to temporarily relieve mild snoring by raising the companion’s head at the touch of a button; Foot Warming, which is designed to help an individual fall asleep faster; and under-bed lighting, for nighttime visibility.

The exclusive Sleep Number® bedding collection and upholstered furniture line are designed to improve sleep comfort and quality, including pillows designed to fit each individual’s sleeping position. The Sleep Number® Lifestyle Collection furniture enhances the sleep environment and supports the health and wellness benefits of the Sleep Number smart bed and FlexFit smart adjustable bases. The Lifestyle Collection also provides an integrated sleep experience with accessories for aging and recovery, providing comfort, aiding in mobility and helping maintain independence at home.

Sleep Number Proprietary Ecosystem

Sleep Number builds lifelong relationships with its customers. The proprietary ecosystem of Smart Sleepers continues to grow, reaching nearly 3 million at the end of 2023; their advocacy of the brand is an important element for future growth. Sleep Number’s innovation roadmap supports ongoing engagement initiatives within this ecosystem. In late 2023, the Company integrated its loyalty rewards program and customer support into the Sleep Number® app and in 2024, Smart Sleepers will also be able to shop within the app. The average monthly engagement rate of 80 percent is best-in-class for digital products. This high engagement with the Company’s sleep wellness platform increases customer lifetime value and drives efficient customer acquisition through referrals. The Company measures its repeat and referral business, which accounts for approximately 50% of its business.

4 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

An important part of the smart bed ecosystem, the Sleep Number app puts the “brand in the hand” of the Company’s loyal Smart Sleepers every day. It enables control of the smart bed and smart adjustable base from one’s mobile device. It also provides a nightly score – a SleepIQ® score – that indicates how sleepers slept against their personal best metrics and goals. Paired with personalized insights and details about each sleeper’s heart rate, breath rate, HRV, circadian rhythm and more, the Sleep Number app is an invaluable tool in helping Smart Sleepers better understand how to improve their sleep health and wellbeing. A monthly summary report – the HealthIQ® report – comes to the inbox of each sleeper for a monthly assessment of how they slept; this report can be downloaded to be shared with health professionals and caregivers.

Sales and Marketing

Brand Communications

Sleep Number continues to invest in its brand and demand drivers for near- and long-term performance. The mattress industry is a highly commoditized, competitive low-interest category. The Sleep Number brand strategy focuses on brand amplification to drive awareness and consumer benefits to drive consideration. The Company has several highly visible strategic partnerships; it engages consumers seamlessly across multiple touchpoints, with an emphasis on digital; and it creates lifelong customer relationships and brand advocacy by delivering an unparalleled sleep experience. Together, these actions result in strong brand health, increased brand interest, heightened consumer consideration, customer engagement and authentic advocacy for Sleep Number’s brand, innovations and services.

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

With the challenging consumer landscape in 2023, Sleep Number evolved its brand messaging to reflect consumer needs and desires. As consumers became more financially conservative and conscientious of major purchases, the Company pivoted to focus on the benefits of smart beds first before communicating the additional benefits of the total sleep solution inclusive of smart adjustable bases. This action ensured consumers clearly understood the brand’s differentiators and the value of the smart bed. Brand health metrics indicate that despite significant headwinds in 2022 and 2023 – including low levels of consumer sentiment – Sleep Number continues to be thought of as a sleep innovation, sleep health and sleep science leader.

The Company’s individualized messaging and brand marketing strategies are designed to emotionally connect with consumers. In 2022, Sleep Number demonstrated that its Smart Sleepers can get 28 minutes more restful sleep each night*. The success of the Climate360 smart bed also reinforces the value and relevancy of Sleep Number’s innovations to help solve consumers’ most pressing sleep challenges. Consumers recognize their own needs and find answers in Sleep Number’s sleep innovations. Sleep Number is delivering the improved sleep performance customers have been seeking.

The Sleep Number® Rewards loyalty program drives significant brand engagement. After the launch of the program, the Company welcomed over one million members who participated in over 5 million engagements with over 1,100 activities on its digital platform. The Company’s most dedicated Smart Sleepers regularly interact with branded content – including video, web, email and blog content – which educates them about Sleep Number® products and sleep expertise, adding value to their investment. They actively write product reviews and post on social media, further activating the marketing flywheel and advancing the Company’s purpose.

*Based on average SleepIQ® data from sleepers who engaged with their Sleep Number® setting, SleepIQ® data and FlexFitTM adjustable base versus sleepers who had those same features but did not similarly engage with them.

5 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Exclusive Direct-to-Consumer Distribution

Sleep Number’s exclusive, direct-to-consumer distribution model supports lifelong relationships with its customers. Across its customer touchpoints, defined as Total Retail (Stores, Online, Phone and Chat), it delivers a value-added retail experience that seamlessly integrates Sleep Number’s digital and physical experiences to meet customer needs. The Company offers an engaging and dynamic online experience to educate consumers and advance their purchase path, driving highly-qualified traffic to all of its retail touchpoints. Sleep Number’s mission-driven sleep experts use digital technology and a best-in-class, relationship-based selling process, which is continually tested and refined, to meet the changing consumer priorities. Processes are designed to match the right sleep solutions and right price point for its customers – wherever and whenever they want to shop. This “sell-from-anywhere” model supports customers’ shopping preferences and results in new customer acquisition, sustained repeat and referral, high conversion and strong revenue per smart bed unit – all of which drive sales and profitable growth.

As the exclusive distributor of Sleep Number® products, the Company has a nationwide portfolio of retail stores. In 2023, Sleep Number ranked #1 in Customer Satisfaction with Mattresses Purchased In-Store according to the J.D. Power 2023 U.S. Mattress Satisfaction Study. The Company targets high-quality, convenient and visible store locations based on several factors, including each market’s overall sales and profit potential, store geography, demographics and proximity to other brand experiences. Since 2010, the Company has invested to reposition a large percentage of its mall stores to stronger, optimally-sized, non-mall locations, adding stores in both existing and new markets. As of December 30, 2023, the Company operated 672 Sleep Number® stores, with locations in all 50 states. More than 35% of its stores (including remodels) are less than five years old and approximately 50% are less than seven years old.

The Company’s Stores accounted for 87% of net sales in 2023. Average annual net sales per store in 2023 based on Total Retail, was $2.9 million. In 2023, 65% of Stores open for a full year generated net sales of greater than $2 million, and 24% of Stores open for a full year generated more than $3 million in net sales. In 2023, Online, Phone, Chat and Other sales accounted for 13% of net sales.

Operations

Integrated Sourcing and Logistics

The Company completed a multi-year evolution of its supply chain network in 2022. Now, 100% of its smart beds are pre-assembled in its assembly distribution centers prior to delivery versus being assembled in customers’ homes by Sleep Number delivery technicians. Bedding fulfillment is centralized to leverage improved logistics costs and to serve the entire United States from Ohio. Sleep Number continues to advance its outbound logistics network by evolving its mix of truckload carriers and dedicated cross docks to reduce product handling, hand-offs, damage and costs while in transit to customers’ homes. This new network design enables scale and provides a superior and reliable experience for customers.

In addition to a network of global suppliers, Sleep Number operates a dedicated cut and sew facility for cover production in Irmo, SC and an advanced engineering and prototyping facility in Salt Lake City, UT. Each of these facilities are combined with an assembly distribution center. There are five additional assembly distribution centers (Ontario, CA; Tampa, FL; Dallas, TX; Cincinnati, OH; and Minneapolis, MN) and one former assembly distribution center now used as a distribution center (Baltimore, MD). The assembly distribution centers fulfill customer orders that are made-to-order daily and assemble final mattress and order kitting with bases and accessories for shipment. The Company also operates a bedding fulfillment center at the same location as its Cincinnati, OH assembly distribution center.

The Company sources the raw materials and components used in its products from third parties. The Company has taken, and continues to take, various measures to mitigate the potential impact of supply disruptions, including strengthening relationships with primary suppliers, identifying new alternate suppliers, redesigning products, exploring alternative components and maintaining safety stocks. The Company expects the general supply environment to remain challenged through 2024 as the global environment remains uncertain. Sleep Number is leveraging the flexibility, visibility and resilience of its vertically-integrated model to respond nimbly as conditions change.

6 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Home Delivery Service

Sleep Number’s home delivery teams are another direct touchpoint with its customers. Sleep Number smart beds are delivered and installed by Sleep Number delivery technicians or by trained third-party service providers. This blended model enables the Company to efficiently deliver a strong customer experience.

Customer Service

Sleep Number provides comprehensive post-purchase support that improves Smart Sleepers’ experience and supports its business. Through ongoing interactions with customers via phone, email, chat and social media, the customer service team also provides a unique opportunity to benefit from insights that help the Company continuously improve its products and strengthen its service quality and innovation. This integration enables operational synergies and organizational efficiencies.

Innovation

Sleep Number’s global research and development (R&D) team is comprised of onshore teams in Minneapolis, MN and San Jose, CA and offshore teams in Europe and Asia. Together, these teams are the driving force of the entire smart bed ecosystem including all smart beds, adjustable base designs and bedding solutions, and are comprised of experts in mechanical engineering, comfort, adjustability, temperature, anthropometrics and test systems. The Company’s research and development expenses were $56 million in 2023.

With over 800 patents and patent applications pending worldwide, Sleep Number’s innovation pipeline is robust. The combination of trademark individualized comfort and adjustability features – with AI, biometric analysis and other digital tools – creates the sleep wellness platform, which is the foundation of a long-term value proposition. Paired with millions of connected sleepers with 80% monthly average smart bed user engagement and high customer lifetime value, the Company believes in the potential for expanded market relevance beyond the traditional mattress space into wellness technology and data, where there are many untapped consumer opportunities to solve persistent sleep issues.

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

Sleep Number’s wellness technology platform automatically collects and analyzes billions of data points from millions of Smart Sleepers, conducting one of the largest sample sizes of sleep studies every night. To date, the Company has leveraged and learned from more than 24 billion hours of sleep data gathered from over 3 billion real-world sleep sessions, generating comprehensive longitudinal and ecologically-valid data to improve sleep quality. More than 433,000 individuals in its Smart SleeperSM community — and counting — have opted in to participate in ongoing sleep research and advance the science of sleep and health. This participation has led to rapid enrollment in Institutional Review Board (IRB)-approved studies, which combine the power of Sleep Number’s broad sleep database with subjective understanding of sleeper behaviors to understand real-world outcomes. The smart bed ecosystem is helping to advance the linkage of quality sleep to health, bringing significant benefits to real-world sleepers.

Sleep Number is pairing data and innovations with meaningful collaborations with world-leading partners in sleep, leveraging the potential of the Company’s research and technology to advance sleep science and to develop new products, services and synergistic interactions.

7 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Partnerships and Collaborations

Strategic partnerships amplify the effectiveness, impact and scale of Sleep Number’s brand and marketing efforts.

National Football League (NFL)

As the Official Sleep and Wellness Partner of the NFL since 2018, the partnership broadens Sleep Number’s brand reach, deepens its brand relevance and amplifies the benefits of its proprietary innovations. The partnership has led to unparalleled product adoption: 80% of NFL players have a Sleep Number smart bed*. With the extension of the partnership through 2027, Sleep Number expects to continue to actively support players and team personnel with their performance and recovery programs through sleep assessments, new innovations and more. As the NFL is expanding its schedule of international games, Sleep Number works directly with team training staff on integrating sleep into the teams’ schedule to ensure best on-field performance during and after international travel. Additionally, the Company also offers 1:1 coaching for players, deepening their engagement with their smart bed and quality sleep.

Sleep Number’s NFL partnership also includes partnership with the NFL Players Association (NFLPA) and the Professional Football Athletic Trainers Society (PFATS) which helps drive greater engagement on and off the field. Through Sleep Number content, seminars, and team sleep education meetings, the trainers and football medical personnel qualify for continuing education credits, the only of its kind for this community.

In 2023, Sleep Number had partnerships with five clubs — Super Bowl LIV, LVII and LVIII Champion Kansas City Chiefs, Super Bowl LVI Champion Los Angeles Rams, the Dallas Cowboys, Minnesota Vikings and Cincinnati Bengals— which add to its national media and community-activation efforts. These partnerships allow for focused communications in some of Sleep Number’s most important markets.

Additionally, the Company leverages the NFL audience to further support American Cancer Society (ACS), being recognized as “an Official Partner of Crucial Catch” and a presenting sponsor of the Defender, an online tool developed by ACS and the NFL to provide cancer prevention, screening and support. The Company included ACS in its brand communications to Smart Sleepers, in its work with the NFL, across its social media and more. Sleep Number customers were incredibly engaged in this work; through Sleep Number Rewards, they donated over $150,000 in reward certificates in 2023 to benefit ACS.

* Based on the number of active roster players eligible for the NFL player Sleep Number® bed program who received a bed between 7/23/18 and 11/28/22.

Health & Research Institutions

Through partnerships with world-leading health and wellness institutions, Sleep Number is advancing sleep science with its highly accurate, longitudinal sleep data. This data serves as the foundation for groundbreaking research on various health-related issues.

By enabling a longitudinal view of sleep habits for organizations that otherwise may not have access, Sleep Number believes current partnerships and collaborations with physicians, researchers and institutions – including the Mayo Clinic, American Cancer Society, Northwestern University, University of Pittsburgh and Sleep Number’s own Scientific Advisory Board – will deliver meaningful health solutions.

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

•Research to explore the relationship between disrupted sleep and markers of aging (telomeres, senescence, chronological EKG based on AI); and

•Research to explore excessive daytime sleepiness (EDS) and its cardiovascular implications.

8 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

In 2022, Sleep Number formed a partnership with the American Cancer Society to study the connection between cancer and sleep quality, with the goal of developing the first-ever sleep strategies and guidance for cancer patients and survivors. With contributions from Sleep Number’s proprietary sleep data, American Cancer Society will conduct research over six years, which may lead to improved sleep outcomes for cancer patients and survivors. Additionally, Sleep Number supports cancer patients and caregivers through donations of sleep solutions to American Cancer Society Hope Lodges across the country. And, as part of the Crucial Catch partnership, Sleep Number inspired tens of thousands of NFL fans to learn more about cancer risks and prevention by driving activation of The Defender. In 2023, Sleep Number was named American Cancer Society’s Corporate Partner of the Year.

Intellectual Property

As a result of the Company’s R&D and strategic efforts, Sleep Number has continued to strengthen its patent portfolio, with a particular focus on smart features that improve sleep quality and thermal solutions to solve temperature disruptions to sleep. The Company holds various U.S. and foreign patents and patent applications regarding certain elements of the design and function of Sleep Number products, including air control systems, remote control systems, air chamber features, mattress construction, foundation systems, sensing systems, automated adjustments, in-bed temperature control, as well as other technology. Sleep Number has numerous U.S. patents, expiring at various dates between November 2025 and March 2042, and numerous U.S. patent applications pending. The Company also has numerous foreign patents, expiring at various dates between September 2026 and June 2045 and foreign patent applications pending. Notwithstanding these patents and patent applications, the Company cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to, or competitive with, Sleep Number products.

Sleep Number has a number of trademarks and service marks registered with the U.S. Patent and Trademark Office, including Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, the Double Arrow logo, Select Comfort®, AirFit®,Climate360®, Comfortaire®, Does Your Bed Do That?®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®, HealthIQ®, IndividualFit®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Responsive Air®, Sleep Is Training®, Sleep Number Inner Circle®, Sleep30®, Smart SleeperSM,Tech-e®, This Is Not A Bed®, and We Make Beds Smart®. We have several trademarks that are the subject of pending applications, including Auto Snore™, DualTemp™, EnviroIQ™, HeartIQ™, Individualized Sleep Experiences™, Inspire Next Level™, Perform Next Level™, RespiratoryIQ™, Retail Flow™, Sleep Next Level™, Sleep Number Labs logo, Sleep Number Labs Sleep For The Future logo, and WellnessIQ™. Each registered mark is renewable indefinitely as long as the mark remains in use and/or is not deemed to be invalid or canceled. The Company also has a number of common law trademarks, including ActiveComfort™, Clima-Temp™, Comfortable. Adjustable. Affordable.™, ComfortFit™, CoolFit™, DualAir™, Firmness Control™, FlexFit™, In Balance™, Partner Snore™, The Bed Reborn™, The Bed That Moves You™, The Best Bed For Couples™, True Temp™, Winter Soft™ and the Company’s bed model names.

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

9 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Industry and Competition

Up to 50% of the developed world’s population experiences sleep deficiencies. In the United States, sleep disorders have been declared a public health epidemic by the U.S. Center for Disease Control. Sleep Number is focused on innovations that will address this growing problem. The total U.S. sleep-health economy was estimated to be over $30 billion in a 2017 report published by McKinsey & Company. This reflects the traditional view of the bedding industry, which includes the sales of mattresses and foundations, as well as emerging solutions for insufficient sleep such as routine modifications and therapeutic treatments. As the sleep-health economy continues to evolve, Sleep Number intends to play a role in the digital health market as consumers look for products and reliable data sources to address their overall wellbeing. The digital health market is $77 billion in the U.S. alone; $211 billion globally with markets expecting to expand by 4x by 2030.

The traditional view of the U.S. bedding industry, including mattresses and foundations (static and adjustable), is measured through data provided by the International Sleep Products Association (ISPA). According to ISPA*, the industry has grown by approximately 4% annually over the last 20 years, including 4% annually, on average, over the past five years. According to ISPA* and the Company’s estimates, industry wholesale shipments of mattresses and foundations (including imported products and adjustable bases) were approximately $12 billion in 2022 (approximately $23 billion at retail). The U.S. bedding industry has experienced recessionary demand levels for the past two years. After peaking at 33 million mattress units in 2020, the U.S. bedding industry has experienced an estimated 25% decline in units to end 2023 at approximately 25 million mattress units. The 2023 U.S. mattress unit levels are the lowest annual levels since 2015 and per capita spending on mattresses is also at historic lows approaching levels not seen since the 2008/2009 great recession. These data points signal the potential for pent-up demand as the sector recovers.

The retail bedding industry is commoditized and highly competitive. Sleep Number competes against regional and local specialty bedding retailers, bedding manufacturers, home furnishing stores, mass merchants, national discount stores and online marketers. Furniture Today, a furniture industry trade publication, has ranked Sleep Number as the third largest U.S. bedding retailer and etailer for 2022, with an estimated 9% market share of industry retail revenue. Sleep Number’s consumer innovation strategy with proprietary sleep innovations and exclusive direct-to-consumer distribution is highly differentiated, resulting in lifelong customer relationships and contributing to the Company’s continued profitable growth.

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

*2023 ISPA industry information had not been published at the time of this report.

Seasonality

The Company’s business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales demand in the second quarter of the calendar year and increased sales demand during selected holiday or promotional periods.

10 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Working Capital

The Company is able to operate with minimal working capital requirements because it sells directly to customers, utilizes both “make-to-order” and “make-to-stock” production processes and operates retail stores that serve mainly as showrooms. Sleep Number has historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. The Company’s Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $685 million. The Credit Agreement contains an accordion feature that allows the Company to increase the amount of the credit facility from $685 million up to $1.0 billion in total availability, subject to Lenders’ approval. The Credit Agreement matures in December 2026.

Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by Synchrony Bank. Approximately 48% of net sales in 2023 were financed by Synchrony Bank. The Company’s current agreement with Synchrony Bank expires December 31, 2028, subject to earlier termination upon certain events. The Company pays Synchrony Bank a fee for extended credit promotional financing offers. Under the terms of the agreement, Synchrony Bank sets the minimum acceptable credit ratings, interest rates, fees and all other terms and conditions of the customers’ accounts, including collection policies and procedures. As the receivables are owned by Synchrony Bank, at no time are the receivables purchased or acquired from the Company. Sleep Number is not liable to Synchrony Bank for its customers’ credit defaults. In connection with all purchases financed under these arrangements, Synchrony Bank pays the Company an amount equal to the total amount of such purchases, net of promotional related discounts, upon delivery to the customer.

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

See Item 1C. Cybersecurity for further information regarding the Company’s cybersecurity risk management program.

Governmental Regulation and Compliance

As a vertically integrated manufacturer and retailer, the Company is subject to extensive federal, state and local laws and regulations affecting all aspects of its business.

As a manufacturer, Sleep Number is committed to product quality and safety, including adherence to all applicable laws and regulations affecting the Company’s products and services. Compliance with health, safety and environmental laws and regulations, including the federal fire retardant standards developed by the U.S. Consumer Product Safety Commission, which requires rigorous and costly testing, has increased the cost and complexity of manufacturing the Company’s products and may adversely impact the speed and cost of product development efforts. Further, the Company’s manufacturing, distribution, delivery and other business operations and facilities are subject to additional federal, state or local laws or regulations including supply chain transparency, conflict minerals sourcing and disclosure, end-of-life disposal, recycling and packaging requirements, transportation, electrification of the Company’s vehicle fleet and other laws or regulations relating to environmental protection and health and safety requirements.

As a retailer, the Company is subject to additional laws and regulations that apply to retailers generally and govern the marketing and sale of the Company’s products and the operation of both Sleep Number retail stores and e-commerce activities. Many of the statutory and regulatory requirements that impact the Company’s retail and e-commerce operations are consumer-focused and pertain to activities such as the Company’s promotions, advertising claims, marketing practices, pricing, consumer credit offerings, truth-in-advertising, consumer privacy, “do not call/mail” requirements, text messaging requirements, warranty disclosure, delivery timing requirements, accessibility and similar requirements.

The Company’s operations are subject to federal, state and local labor laws including, but not limited to, those relating to occupational health and safety, employee privacy, wage and hour, overtime pay, pay transparency, harassment and

11 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

discrimination, equal opportunity and employee leaves and benefits. The Company is also subject to existing and emerging federal and state laws relating to insider trading, data security, privacy, cybersecurity disclosure, clawback policy disclosures and greenhouse gas measurement and climate impact disclosure.

It is Sleep Number’s policy and practice to comply with all legal and regulatory requirements. The Company’s procedures and internal controls are designed to promote such compliance.

Human Capital

Grounded in Sleep Number’s shared values of passion, integrity, innovation, courage and teamwork, and guided by its purpose to improve society’s health and wellbeing through higher quality sleep, the Company’s team members are highly engaged and make a difference in the world every day. With sleep at the center, Sleep Number’s culture supports the wellbeing of its team members across the pillars of physical, emotional, financial, career and community, and connects their work to the Sleep Number mission and goals. Founded on the premise that “one size doesn’t fit all,” Sleep Number celebrates individuality in its team members’ and customers’ lives. Sleep Number embraces every individual’s unique talents, perspectives and experiences, and strives to create an environment where team members can each be their best self. Valuing diversity, equity and inclusion makes Sleep Number stronger and smarter, and fuels its innovation and teamwork.

At December 30, 2023, Sleep Number employed a total of 4,145 team members, of which 77 were classified as part-time and 14 were employed on a temporary basis. The breakdown of team members by area was as follows: 2,125 in retail sales and support, 490 in field services, 372 in customer service, 423 in manufacturing and logistics, and 735 in technology, corporate, management and administrative positions. Forty-two percent of team members are racially diverse and 40% are women.

Sleep Number’s holistic approach to talent management, designed to attract, motivate, develop, reward and retain the right talent, is critical to the execution of the Company’s consumer innovation strategy. The Company sustains its inclusive culture built on individuality and wellbeing by providing an exceptional team member experience, offering ample opportunities for professional learning and advancement. Sleep Number leaders are deeply committed to the success of its talent management approach and the Company holds itself accountable by routinely measuring its progress on a variety of elements and metrics including:

•Retention: To advance brand awareness, increase overall candidate traffic and diverse hiring, and improve retention strategies, Sleep Number tracks numerous talent recruitment, retention and turnover metrics, including new hires on a monthly, quarterly and rolling 12-month basis;

•Diversity, Equity and Inclusion (DEI): Sleep Number’s approach to DEI is designed to embrace different perspectives, cultivate an inclusive environment and empower its team members. The Company maintains a dashboard that tracks race/ethnicity and gender by job grade, tenure and generation to provide increased visibility to leaders across the Company on progress toward key goals. The Company also measures and reports a team member inclusion and belonging index, and has conducted a self-identification survey to learn how team members identify and how they want to be appreciated as individuals;

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

12 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

•Safety: Sleep Number has a commitment to maintain a safety-first mindset. The Company has policies and practices that create clear expectations for how each team member contributes to a safe and healthy workplace. The Company collects and monitors workplace injury and accident information across all its locations and takes appropriate steps to reduce incident rates, number of workers’ compensation claims and lost workdays. The Company actively evolves its health and safety policies during the year to ensure the safety of its team members and customers; and

•Total Rewards: Sleep Number benchmarks and reviews, at least annually, all aspects of its total rewards program to ensure programs are valued, equitable and competitive. Sleep Number’s rewards offering is unique because in addition to competitive base pay, all team members participate in some type of variable pay program (e.g., bonus, commissions) and more than 99% of employees are eligible to participate in medical, dental and vision insurance offerings as well as 401(k), spending accounts and life insurance. Sleep Number also offers all team members access to mental health, caregiver and LGBTQ+ support resources. The Company’s overall Total Rewards offering is committed to maintaining reward programs that help employees be their best self at work and in life through a holistic approach to wellbeing, including physical, emotional, financial, community and career health.

Commitment to Environmental Stewardship, Social Progress and Corporate Governance

Sleep Number’s purpose – to improve the health and wellbeing of society through higher quality sleep – is foundational to the Company’s culture of individuality, central to its consumer innovation strategy, and inherent in its commitment to continually advance environmental stewardship, social programs, and governance practices. The Company’s deep commitment to do the right thing and make the world a better place underlies its priorities.

Environmental

The Company’s sustainability efforts are focused on aligning and integrating environmental stewardship with the pursuit of sustainable, profitable growth, an approach that benefits all stakeholders. The Company is engaging constructively with industry peers, supply chain partners and external stakeholders to accelerate the transition to a low-carbon economy and working hard to better understand and reduce the impact of manufacturing, supply chain, retail operations and products throughout their life cycles. The Company is also raising awareness of its actions and plans among Sleep Number team members and inviting their ideas on ways to progress the Company’s environmental efforts, including:

•Maturing greenhouse gas (GHG) measurement methodologies and enhancing documentation for disclosure and reporting;

•Refining business operations across the fulfillment chain to profitably improve the Company’s environmental footprint; and

•Building the Company’s material circularity capability to extend the useful life of select components and reduce waste.

Social

Sleep Number takes seriously its responsibility to its stakeholders, including team members, consumers, community, suppliers and shareholders, and is tireless in its efforts to advance social priorities. The Company is:

•Striving to create and sustain a workplace culture of inclusion and belonging, grounded in its shared purpose and values. By prioritizing wellbeing, the Company seeks to create a safe environment in which every team member can bring their authentic and whole self to work every day and is empowered to reach their highest potential;

•Committed to advancing sleep health through innovations that, informed by data and scientific expertise, benefit millions of individuals and contribute to the health and wellbeing of society; and

•Actively engaging its suppliers on commitments to and compliance with human rights, health and safety standards.

13 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Governance

Sleep Number has a longstanding record of strong corporate governance, grounded in the values, culture, policies and training that guide its business decisions. Building on this record, the Company is proactively taking steps to strengthen oversight, controls and practices that reinforce its commitment to the highest standards of integrity and accountability and continue to earn stakeholder trust, including:

•Advancing compliance readiness for newly enacted and proposed state and federal disclosure rules;

•Developing internal systems to support reporting under the Task Force on Climate-related Financial Disclosures framework; and

•Enhancing the relevance and transparency of the Company's public disclosures and reporting process by aligning with globally and nationally recognized standards and frameworks.

Additional information is available in the Company’s Corporate Sustainability Report, posted within the Investor Relations section of the Sleep Number website. It may be accessed at www.sleepnumber.com: select the “Investors” link, the “ESG” link and then “Sustainability Reports.” The information contained on the Company’s website or connected to its website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

14 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Information about the Company’s Executive Officers

SHELLY R. IBACH, 64
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

FRANCIS K. LEE, 52,
Executive Vice President and Chief Financial Officer (Joined the Company in August 2023)
Francis K. Lee, Sleep Number® setting 45, joined Sleep Number in 2023, and leads the Company’s teams to drive sustainable, profitable growth and strengthen total shareholder return. Mr. Lee is a global finance and strategy leader with extensive experience across consumer product, retail, and technology companies. Formerly the CFO at Wyze Labs, a smart home products company, from 2021 to 2023, Mr. Lee increased cash flow and profitability through a business model evolution, adding a software recurring revenue stream. From 2007 to 2020, Mr. Lee served at Nike, Inc., an athletic footwear and apparel company, in several corporate and operating unit leadership positions, including CFO of Nike Japan and executive roles in global finance. Mr. Lee also worked at Gap Inc., leading long-range planning across the company on the Corporate Strategy and Development team. After completing his MBA at Northwestern University Kellogg School of Management, Mr. Lee served as a consultant to Fortune 500 companies at Marakon Associates.

MELISSA BARRA, 52
Executive Vice President and Chief Sales and Services Officer (Joined the Company in 2013 and was promoted to current role in December 2020)
Melissa Barra, Sleep Number® setting 30, serves as the Executive Vice President and Chief Sales and Services Officer. Ms. Barra leads the Company’s customer-focused strategy and its sales, real estate, field services, customer relationship, and corporate technology teams. From June 2019 to December 2020, Ms. Barra was Senior Vice President, Chief Sales, Services and Strategy Officer. Ms. Barra was Senior Vice President and Chief Strategy and Customer Relationship Officer from January 2015 to June 2019 and Vice President, Consumer Insights and Strategy from February 2013 to January 2015. Prior to joining Sleep Number in February 2013, Ms. Barra held leadership positions in the U.S. and internationally in process reengineering, finance, strategic alliances and corporate development for Best Buy, Grupo Futuro S.A., Citibank and GE Capital.

ANDREA L. BLOOMQUIST, 54
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

15 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

KEVIN K. BROWN, 55
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

SAMUEL R. HELLFELD, 45
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

CHRISTOPHER D. KRUSMARK, 44
Executive Vice President and Chief Human Resources Officer (Joined the Company in 2005, was promoted to Chief Human Resources Officer in July 2020)
Chris Krusmark, Sleep Number® setting 55, serves as the Executive Vice President and Chief Human Resources Officer, where he leads all human resources, training and learning functions. From January 2023 through August 2023, Mr. Krusmark also served as Interim CFO. Prior to being promoted to his Chief Human Resources Officer role in July 2020, Mr. Krusmark served as Sleep Number’s Vice President of Sales Operations, Field Services and Training where he led retail and home delivery operations and wholesale business development. From June 2005 to October 2015, Mr. Krusmark held a variety of leadership roles in finance at Sleep Number supporting sales, real estate, marketing and product. Prior to joining Sleep Number, Mr. Krusmark worked on the financial audit staff of EY and Arthur Andersen.

J. HUNTER SAKLAD, 54
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

16 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Available Information

Sleep Number is subject to the reporting requirements of the the Securities Exchange Act of 1934, as amended (Exchange Act) and its rules and regulations. The Exchange Act requires the Company to file reports, proxy statements and other information with the Securities and Exchange Commission (SEC).

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

Copies of any of the above-referenced information will also be made available, free of charge, upon written request to:

Sleep Number Corporation
Investor Relations Department
1001 Third Avenue South
Minneapolis, MN 55404

17 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 1A. RISK FACTORS

An investment in Sleep Number’s common stock involves a high degree of risk. You should carefully consider the specific risks set forth below and other matters described in this Annual Report on Form 10-K before making an investment decision. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties, including risks and uncertainties that impact the business environment generally, those not presently known to the Company, or those that it currently sees as immaterial, may also harm its business. If any of these risks occur, the Company’s business, results of operations, cash flows and financial condition could be materially and adversely affected.

Economic Conditions, Consumer Sentiment and the Availability of Credit

Adverse changes in general economic conditions have reduced, and could continue to reduce discretionary consumer spending and, as a result, have adversely affected and could continue to adversely affect the Company’s sales, profitability, cash flows, availability of credit, and financial condition.

The Company’s success depends significantly upon discretionary consumer spending, which is influenced by a number of general economic factors, including without limitation economic growth, consumer confidence and sentiment, consumer disposable income, the housing market, employment, fuel prices, income and debt levels, interest rates, inflation, taxation, consumer shopping trends and the level of customer traffic in malls and shopping centers, political conditions and election uncertainty, inclement weather, natural disasters, recession and fears of recession, civil unrest and disturbances, terrorist activities, war and fears of war, including the war between Russia and Ukraine and the war between Israel and Hamas, as well as perceptions of personal wellbeing and security, health epidemics or pandemics. Adverse trends in these general economic factors and reduced consumer spending have and may continue to adversely affect the Company’s sales, profitability, cash flows, financial condition, availability of credit, including with respect to the Company’s current credit facility, its ability to service and pay down debt, and any potential new or replacement sources of credit, or cause the Company to breach covenants or other terms contained in its Credit Agreement, which could materially adversely affect the Company’s business, financial condition and results of operations.

During 2022 and 2023, high inflation due to various economic factors, adversely affected the Company’s business operations and financial results by increasing the costs of fuel, shipping, raw materials, labor, commodity, and other costs and may continue to do so going forward. While the Company has historically been able to pass along some cost increases to its customers, it has not and may not be able to offset such higher costs through price increases or other means, and its margins, profitability, cash flows, availability of credit, and financial condition have been and could continue to be adversely impacted.

The Federal Reserve significantly increased the federal funds rate in 2022 and 2023 and has not reduced the rate to date. Such rate increases, as well as decisions and timing on whether or not to reduce the rate, have and may continue to negatively affect customer purchasing behavior, which has and may continue to adversely affect the Company’s sales, profitability, cash flows, credit availability, and financial condition. It is uncertain whether the Federal Reserve will hold, reduce, or increase the rate going forward and such uncertainty, as well as any Federal Reserve action or non-action with respect to the rate, has and may continue to negatively affect customer purchasing behavior, which has and may continue to adversely affect the Company’s sales profitability, cash flows, credit availability, and financial condition.

The United States debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades, economic slowdowns, or a recession in the United States. There remain increased risks of a government shutdown or sovereign default if the spending bills necessary to fund the government through 2024 are not passed by Congress. Whether or not these concerns materialize, growing uncertainty may reduce consumer confidence and increase levels of unemployment, all of which may reduce demand for the Company’s products, causing harm to its sales, profitability, cash flows, availability of credit, and financial condition.

Additionally, instability or disruptions to credit markets or the financial services industry, including banks that fail or otherwise become distressed, could adversely affect the Company’s, sales, operations, profitability, cash flows, availability of credit, and financial condition.

18 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Increases in interest rates has increased and may continue to increase the cost of servicing the Company’s indebtedness and have an adverse effect on its results of operations, cash flows and stock price.

The Company’s credit facility currently bears interest at a variable rate based on its leverage ratio. The Company bears the risk that the rates charged by the Company’s lenders will outpace expectations and the earnings and cash flow of its business. This has reduced the Company’s profitability and has potential to continue to reduce profitability in addition to the potential to adversely affect the Company’s ability to service its debt, or cause the Company to breach covenants or other terms contained in its Credit Agreement, which could materially adversely affect the Company’s business, financial condition and results of operations.

In 2023, the average interest rate with respect to the Company’s credit facility significantly increased year-over-year, which has and continues to adversely affect the Company’s profitability, operations and reported earnings-per-share.

A reduction in the availability of, or increase in the cost of, credit to consumers generally or under the Company’s existing consumer credit programs has negatively impacted, and could continue to negatively impact, the Company’s sales, profitability, cash flows and financial condition.

A significant percentage of the Company’s sales are made under consumer credit programs through third parties. The amount and cost of credit available to consumers may be adversely impacted by macroeconomic factors, including general economic conditions, consumer confidence and sentiment, consumer disposable income, the housing market, employment, fuel prices, income and debt levels, interest rates, inflation, taxation, political conditions and election uncertainty, inclement weather, natural disasters, recession and fears of recession, civil unrest and disturbances, terrorist activities, war and fears of war, including the war between Russia and Ukraine and the war between Israel and Hamas, as well as consumer perceptions of personal wellbeing and security, health epidemics or pandemics, which could cause suppliers of credit to adjust their lending criteria and costs. These macroeconomic factors have, and may continue to, adversely impact the cost of credit which, in turn, has and may continue to negatively impact the Company’s sales, profitability, cash flows and financial condition.

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

The Company may not be successful in achieving the expected cost savings, efficiencies, and other benefits related to its business restructuring actions and such actions could have unexpected adverse effects on the Company.

The Company’s strategy includes identifying and executing cost savings and operating efficiencies to increase financial resilience by expanding profit margins and cash flows to pay down debt as part of its operating transformation to a more durable business model. The Company may not be successful in fully implementing its cost savings plans or realizing anticipated savings and efficiencies, including potentially as a result of factors outside the Company’s control. A failure or delay in implementing or realizing the anticipated savings and efficiencies of its cost savings plans and related strategic initiatives could materially and adversely impact the Company’s business, results, profitability, cash flows, availability of credit, and financial condition. Charges and costs incurred in connection with implementing the cost savings plan and business restructuring actions may be significant and have and may continue to be higher than expected. In addition, implementing the cost savings plans could unexpectedly and negatively impact the Company’s workforce, partnerships, initiatives, innovation, and development plans or otherwise interfere with the Company’s ability to grow and compete effectively, each of which could adversely impact the Company’s business, results, profitability, cash flows, availability of credit, and financial condition.

19 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Risks Related to the Company’s Reliance on Third Parties and Reliance on a Global Supply Chain

The Company relies upon several key suppliers and third parties that are, in some instances, the only source of supply or services currently used by the Company for particular materials, components, products, services, or consumer financing. A disruption in the supply or substantial increase in cost of any of these products or services has, and could continue to, harm the Company’s sales, profitability, cash flows, availability of credit, and financial condition.

Sleep Number currently obtains all the materials and components used to produce its smart beds from outside sources including some that are located outside the United States. In several cases, including its air chambers, integrated non-adjustable foundations, adjustable foundations, various components for its Firmness Control and Smart Control systems, certain electronic componentry, certain foam formulations, as well as its fabrics and zippers, the Company obtains these materials, components and products from suppliers who serve as the only source of supply, or who supply the vast majority of the Company’s needs of the particular material, component or product. While the Company believes that some of these materials, components and products, or suitable replacements, could be obtained from other sources in the event of a disruption or loss of supply, it has not been able to, and in the future may not be able to, find alternative sources of supply or alternative sources of supply on comparable terms, quantities and timelines. If the Company’s relationship with these suppliers or the suppliers’ services are disrupted, terminated or otherwise negatively impacted, the Company could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components and products. Constraints on the ability of certain of its suppliers to timely meet commitments, including in an environment of increased demand for consumer products and labor challenges, has, and may continue to, adversely impact the Company’s ability to meet its product demand, result in additional costs, or otherwise adversely impact the Company’s business, operations and financial results.

The Company also relies on several suppliers for information technology systems and services as well as on Synchrony Financial for the majority of its consumer financing services. If the Company’s relationship with these suppliers or the suppliers’ services are disrupted, terminated or otherwise negatively impacted, the Company could have difficulty in replacing these services in a timely and cost-effective manner, adversely impacting the Company’s sales, profitability, cash flows, availability of credit, and financial condition.

In addition, third parties on which the Company relies may, for various reasons have demanded or required or may demand or require changes to their payment terms and frequency, credit limits and exposures, or other contractual terms with the Company. If the Company is unable to accommodate or otherwise resolve such demands or changes, the Company’s supply of goods, products and services from these third parties could be disrupted, terminated or otherwise negatively impacted and the Company may not be able to or could have difficulty in replacing the supply of such goods, products and services in a timely and cost-effective manner, adversely impacting the Company’s sales, profitability, cash flows, availability of credit, and financial condition.

Fluctuations in commodity prices or availability or third-party delivery or logistics costs has resulted, and could continue to result, in an increase in component costs and/or delivery costs.

The Company’s business is subject to significant increases or volatility in the prices of certain commodities, including but not limited to electronic componentry, fuel, oil, natural gas, rubber, cotton, plastic resin, corrugate, steel and chemical ingredients used to produce foam, as well as third-party logistic costs. Increases in prices of these commodities or logistics costs or other inflationary pressures have resulted, and may continue to result, in significant cost increases for the Company’s raw materials and product components, as well as increases in the cost of delivering its products to customers. The Company has been, and may continue to be, unable to offset any such increased costs through value engineering and similar initiatives, or through price increases, and, as a result, the Company’s profitability, cash flows and financial condition have been, and may continue to be adversely impacted. Price increases to offset the increased costs, have, and may continue to, adversely impact the Company’s sales volumes.

The Company relies on third parties to deliver some of its products to its facilities and customers on a timely and cost-effective basis. These third-party providers could be vulnerable to labor challenges, liquidity concerns, the impacts of global health conditions, or other factors that may result in disruption, delays in deliveries or increased costs of deliveries. Any significant delay in deliveries to its customers could lead to increased cancellations or returns and cause the Company to lose sales or incur increased costs. Delays in deliveries and increases in freight charges or other costs of deliveries has and could continue to harm the Company’s sales, profitability, cash flows and financial condition.

20 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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
•Foreign regulations that may impact availability or cost of supply;
•Political instability, unrest, geopolitical turmoil, acts of terrorism, global conflicts (such as any conflict that may arise between China and Taiwan) or war (such as the war between Russia and Ukraine and the war between Israel and Hamas), outbreaks of pandemics or contagious diseases, shipping delays, foreign or domestic strikes, customs inspections, or other factors resulting in disruption in supply, transportation, trade, labor, or the availability of global contractors utilized in the Company’s business operations;
•Foreign currency fluctuations;
•Economic uncertainties, including inflation; and
•Adverse weather conditions, climate change or other natural or man-made disasters.

The Company cannot predict whether the countries in which some of its components are manufactured, or may be manufactured in the future, or where the Company contracts for labor will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. The United States government has implemented certain trade policies, including imposing tariffs on certain goods imported from China and other countries and imposing sanctions against Russia as a result of the war in Ukraine, and may take further actions with respect to these policies in the future. Additionally, although the Company does not have operations in Russia, Belarus, or Ukraine and has not been directly impacted by the war in Ukraine, some of the Company’s third-party suppliers have disclosed that they may source, directly or indirectly, a portion of their supply chain requirements of gold, tantalum, tin, and tungsten (collectively the “3TGs”), as well as birch plywood from Russia. Similarly, some of the Company’s third-party suppliers have disclosed that they may source, directly or indirectly, a portion of their supply chain requirements of 3TGs or fabrics from China, which materials have generally been under scrutiny for potential ties to Uyghur forced labor camps. These factors have, and could continue to, increase the costs of doing business with foreign suppliers, lead to inadequate inventory levels or delays in shipping products to customers, or the need to find new sources for certain materials on short notice, which could harm the Company’s sales, customer satisfaction, profitability, cash flows and financial condition.

The locations where Sleep Number and its suppliers and global contractors operate have experienced, and may experience in the future, adverse regional events such as extreme weather conditions, climate change and other natural and man-made disasters, which could have a significant adverse effect on the Company, its ability to source necessary materials, components and products, and its ability to develop, launch, sell and deliver its products to customers. Climate change may increase the frequency and severity of adverse weather conditions and other natural disasters. All regions of the U.S. and warmer climates globally may be particularly impacted by extreme weather, such as hurricanes, natural disasters, droughts, wildfires and rising sea levels. These events have disrupted, and may continue to, disrupt the Company’s operations and ability to source components and products.

The Company has been, and could continue to be, vulnerable to shortages in supply of components necessary to manufacture its products due to its manufacturing processes which operate with minimal levels of inventory or due to global shortages of supply of electronic componentry or other materials, which, in turn, has and may continue to harm its ability to satisfy consumer demand and adversely impact the Company’s sales and profitability.

A significant percentage of the Company’s products are assembled after it receives orders from customers utilizing manufacturing processes with minimal levels of raw materials, work-in-process and finished goods inventories. Lead times for ordered components may vary significantly, and some components used to manufacture its products are provided on a sole source basis. The Company’s ongoing efforts to mitigate supply chain weaknesses may not be

21 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

successful or may have unfavorable effects such as increased storage costs or excess supply. Shortage of materials caused by disruptions or unavailability of supply or an increase in the demand for some or all of its products, has harmed and could continue to harm the Company’s ability to satisfy customer demand, delay deliveries of its products to customers, lead to customer cancellations and returns, delay the development and launch of new products, and increase its costs. In addition, the Company may carry some excess inventory of certain components for various products from time to time especially when the Company has faced component shortages or when the Company introduces new products that use different components, and if the Company is unable to use that excess inventory fully or timely, the Company may run the risk of obsolescence, which could result in write-downs of inventory and an adverse effect on gross margins. Any such impacts or delays could adversely affect the Company’s sales, customer satisfaction, profitability, cash flows and financial condition.

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

If the Company’s marketing messages are ineffective or its advertising expenditures and other marketing programs, including digital programs, are inefficient in creating awareness and consideration of its products and brand name, and in driving consumer traffic to the Company’s website, call centers, or stores, the Company’s sales, profitability, cash flows, availability of credit, and financial condition may be adversely impacted. In addition, if the Company is not effective in preventing the publication of confusing, false or misleading information regarding its brand or its products, or if there is publication online or elsewhere of significant negative consumer sentiment regarding the Company, brand or products, sales, profitability, cash flows, availability of credit, and financial condition may be adversely impacted.

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

22 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

margins. As a part of the Company’s cost savings plan and business restructuring actions, select stores have been closed and additional stores are expected to be closed. These closures may result in higher than expected costs, charges, lost sales, lower brand awareness, or otherwise negatively impact the Company’s sales, profitability, cash flows, availability of credit, and financial condition.

Some of the Company’s stores are mall-based. The Company depends on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic for its mall-based retail stores. Any decrease in mall traffic, including due to increased online shopping, could adversely affect the Company’s sales, profitability, cash flows, availability of credit, and financial condition.

The Company’s Total Retail distribution strategy results in relatively few points of distribution, including 672 retail stores in 50 U.S. states as of the end of 2023, Online, Phone and Chat. Several of the mattress manufacturers and retailers with which the Company competes have significantly more brick-and-mortar points of distribution than it does, which makes the Company highly dependent on its ability to drive consumers to its points of distribution to gain market share.

The Company’s longer-term Total Retail distribution strategy is also dependent on its ability to effectively select stores to close, renew existing store leases and to secure suitable locations for new store openings, in each case on a cost-effective basis. The Company may encounter higher than anticipated rents and other costs in connection with managing its retail store base. The Company may also be unable to find or obtain suitable new locations or renew existing locations.

Failure to achieve and maintain a high level of product quality could negatively impact the Company’s sales, profitability, cash flows and financial condition.

The Company’s products are highly differentiated from traditional innerspring mattresses and from viscoelastic and other foam mattresses, which have little or no technology and do not rely on electronics and air control systems. As a result, its beds may be susceptible to failures that do not exist with traditional or foam mattresses. Failure to achieve and maintain acceptable quality standards could impact consumer acceptance of its products or result in negative media and Internet reports or owner dissatisfaction that could negatively impact the Company’s brand image and sales levels. In addition, a decline in product quality could result in an increase in return rates and a corresponding decrease in sales, or an increase in product warranty claims in excess of the Company’s warranty reserves. An unexpected increase in return rates or warranty claims could harm the Company’s sales, profitability, cash flows and financial condition.

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

As described in greater detail below, the bedding industry, as well as the market for sleep monitoring products, are both highly competitive, and the Company’s ability to compete effectively and to profitably grow its market share depend in part on its ability to continue to improve and expand the Company’s product line of adjustable firmness air beds, SleepIQ technology and related accessory products. The Company incurs significant research and development and other expenditures in the pursuit of improvements and additions to its product line and is re-prioritizing research and development resources in this highly constrained environment. If these efforts do not result in meaningful product improvements or new product introductions, if the Company is not able to gain widespread consumer acceptance of product improvements or new product introductions, or there are delays or production limitations with respect to its

23 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

The Company owns various U.S. and foreign patents and patent applications related to certain elements of the design and function of the Company’s beds, biosignal monitoring and related products. The Company owns numerous registered and unregistered trademarks and trademark applications, including in particular the Sleep Number, Climate360 and SleepIQ trademarks, as well as other intellectual property rights, including trade secrets, trade dress and copyrights, which it believes has significant value and is important to the development, function, and marketing of its products. These intellectual property rights may not provide adequate protection against infringement or piracy, may not prevent competitors from developing and marketing products that are similar to or competitive with Sleep Number beds, biosignal monitoring or other products, and may be costly and time-consuming to protect and enforce. The Company’s patents are also subject to varying expiration dates. In addition, the laws of some foreign countries may not protect its intellectual property rights and confidential information to the same extent as the laws of the United States. If the Company is unable to protect and enforce its intellectual property, the Company may be unable to prevent other companies from using the Company’s technology or trademarks in connection with competitive products, which could adversely affect the Company’s sales, profitability, cash flows and financial condition.

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

The mattress industry is characterized by a high degree of concentration among the largest manufacturers of innerspring mattresses and foam mattresses and one dominant national mattress retailer, including further consolidation pending a publicly announced merger or other business combination of one such mattress manufacturer and a national mattress retailer set to close in the second half of 2024. In recent years, numerous direct-to-consumer companies and low-cost importers have entered the market, offering “bed-in-a-box” or similar products primarily through online distribution directly to consumers though many now also partner with traditional mattress retailers. A variety of sleep tracking and monitoring products that compete with the Company’s SleepIQ technology have been introduced by various manufacturers and retailers, both within and outside of the traditional mattress industry. A variety of mattress and base manufacturers have also come to market with copycat smart beds, some featuring a version of what they market as “adjustable firmness.” This competition has and may continue to increase the costs of search terms and digital advertising and otherwise adversely affect the Company’s business.

Some of the Company’s competitors have substantially greater financial, marketing and manufacturing resources and greater brand name recognition than the Company does and sell products through broader and more established distribution touchpoints. Proposed consolidation in the mattress industry will amplify this disparity. The Company’s

24 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

Disruption to the Company’s facilities and operations could increase its costs of doing business or harm the Company’s ability to satisfy customer demand, develop, test and launch new products, and service its products and customers.

As a vertically integrated business, the Company has various facilities and operations including manufacturing, assembly, distribution, logistics, field services, home delivery, headquarter, product development, retail and customer service. Sleep Number operates a dedicated cut and sew facility for cover production in Irmo, SC and an advanced engineering and prototyping facility in Salt Lake City, UT. Each of these facilities are combined with an assembly distribution center (ADC). There are five additional ADCs (Ontario, CA; Tampa, FL; Dallas, TX; Cincinnati, OH; and Minneapolis, MN) and one former assembly distribution center now used as a distribution center (Baltimore, MD). The seven ADCs leverage component inventory to pre-assemble 100% of its smart mattresses to order rather than stocking finished goods. The Company has field service and home delivery operations and contractors that deliver and service its products across the country as well as a bedding fulfillment center that ships bedding products to consumers via third-party services. The product development and testing operations primarily occur in the Company’s corporate headquarters in Minneapolis, Minnesota and Sleep Number Labs facility in San Jose, California. Sleep Number’s customer service operations are largely remote positions with team members located across the country, and the Company has retail stores across the country. Disruption to any of the Company’s operations, facilities, workforce, or the Company’s nationwide logistics network could harm or delay its ability to satisfy customer demand, develop, test and launch new products, service its products and customers, and increase its costs. Such impacts and delays could adversely affect the Company’s sales, customer satisfaction, profitability, cash flows, availability of credit, and financial results.

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

The Company is subject to a wide variety of laws and regulations relating to the bedding industry or to various aspects of its business. Laws and regulations at the federal, state and local levels frequently change and the Company cannot always reasonably predict the impact from, or the ultimate cost of compliance with, future regulatory or administrative changes. Changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts employment and labor, trade, advertising claims, marketing practices, pricing, consumer credit offerings, “do not call/mail” requirements, text messaging requirements, product testing and safety, health and wellness product requirements, use of artificial intelligence, transportation and logistics, health care, tax, accounting, privacy and data security, health and safety or environmental issues, warranty disclosures, delivery timing requirements, accessibility requirements, among others, could require the Company to change the way it does business and could have a material adverse impact on the Company’s sales, profitability, cash flows and financial condition. New or different laws or regulations could increase direct compliance costs for the Company or may cause its vendors to raise the prices they charge the Company because of increased compliance costs. Further, the adoption of a multi-layered regulatory approach to any one of the state or federal laws or regulations to which the Company is currently subject, particularly

25 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

The Company’s information systems and information systems of third-party vendors it uses to assist in the storage and management of information, including on-premise and cloud-based systems, contain personal, financial, and SleepIQ® data and information related to its customers and team members collected and maintained in the ordinary course of its business. These information systems also contain confidential Company data regarding its business and innovations. The Company’s use and dependence on its information systems has increased with amplified remote working and has required additional data storage in cloud-based systems. While the Company maintains, and requires the Company’s third-party vendors to maintain, security measures to protect this information, a breach of these security measures, such as through third-party action and attacks, team member error, access to its data and systems, malfeasance or otherwise, could compromise the security of the Company’s data and customers’ and team members’ personal information. Like many other businesses, Sleep Number has and will likely continue to experience cyber-based attacks and incidents from time to time. As the techniques used to breach security measures change frequently and may not be recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, the Company or its third-party vendors may not be successful in timely identifying or remediating cyber-based attacks and incidents. Any failure of the Company’s systems and processes or its third-party vendors’ systems and processes to adequately protect its data or customer or team member personal information from

26 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

exposure, theft or loss could adversely impact the Company’s business, reputation, sales, profitability, cash flows and financial condition.

Advancements in and adoption of artificial intelligence technologies may increase cost and risks associated with competition, regulatory requirements, and cybersecurity threats.

Rapidly evolving technological and regulatory developments related to artificial intelligence and related technologies may increase competitive, legal, and security risks facing the Company. To effectively compete, the Company may need to increase investments to innovate new capabilities and features based on artificial intelligence as well as to develop appropriate protections, safeguards, and policies for handling the processing of data. In addition, the regulatory and legal landscape regarding artificial intelligence is rapidly evolving and the Company may be challenged to timely comply in a cost-effective manner. Any actual or perceived failure to comply with evolving regulatory frameworks regarding, or the introduction of potential or actual bias through, the development and use of artificial intelligence could adversely affect the Company’s business operations, reputation, customer satisfaction, profitability, cash flows, and financial condition. In addition, new artificial intelligence technologies may increase the risk of internal or external data loss, misappropriation of intellectual property, and enable cyber-attackers to create increasingly effective and powerful methods of cyber-attack, including, for example, the development of malicious code, denial-of-service attacks, use of quantum computing, sophisticated phishing attempts, and other attacks. The Company may not be able to sufficiently identify, withstand, and remediate such attacks, which may cause disruption to business operations and harm the Company’s sales, customer satisfaction, profitability, cash flows and financial condition.

Any maintenance, improvements or upgrades to information systems and services that may be required to meet the ongoing and evolving needs of the Company’s business and cybersecurity needs as well as existing and emerging regulatory requirements may be costly to implement, may take longer or require greater resources than anticipated and may result in disruptions to its systems or business.

The Company depends on its information systems and services for many aspects of its business including those provided by suppliers and third parties. Sleep Number has and may continue to have disruptions or outages to these information systems and services that negatively impact its business and systems. If the Company’s information systems and services are disrupted in any material way, or maintenance, improvements or upgrades are required to meet the ongoing or evolving needs of its business, cybersecurity needs, and existing and emerging regulatory requirements, then the Company may be required to incur significant capital expenditures in the pursuit of continuity, improvements or upgrades to its information systems and services. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause short-term disruptions, fines, security vulnerabilities to, or otherwise negatively impact the Company’s existing systems and business. Any of these outcomes could impair the Company’s ability to achieve critical strategic initiatives and could adversely impact the Company’s sales, profitability, cash flows and financial condition. New SEC rules related to cybersecurity risk management may further increase the Company’s regulatory burden and the cost of compliance in such events.

Risks Related to Workforce

The Company’s operating performance, profitability, and future growth depend upon its ability to attract, retain and motivate qualified and effective personnel.

As a vertically integrated manufacturer and retailer, the Company’s future growth and profitability will depend upon its ability to attract, retain and motivate qualified personnel in a wide variety of areas to execute its growth strategy, including qualified management and executive personnel, retail sales professionals and managers, and manufacturing, home delivery and technical personnel. In addition, the Company’s success will depend upon the effectiveness of its organizational leadership and managers as well as the capabilities of its team members. The current labor challenges or other economic factors may prevent the Company, and its suppliers and vendors, from successfully hiring and retaining qualified personnel. The failure to attract, retain and motivate qualified personnel or the lack of effective organizational leadership, management or appropriate team capabilities may hinder the Company’s ability to execute its business strategy and growth initiatives and may adversely impact the Company’s sales, profitability, cash flows, and financial condition.

Certain portions of the Company’s workforce, in particular its home delivery, logistics, manufacturing, warehouse, and retail, may seek to unionize or engage in unionization activities. Such activities may cause distraction from the Company’s

27 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

core business, reduce the Company’s ability to manufacture, sell, or deliver its products, increase the Company’s costs, reduce efficiency, and adversely impact the Company’s sales, profitability, cash flows, and financial condition.

Risks Related to the Company’s Stock

The Company’s stock price has and may continue to fluctuate and the Company’s financial results, removal from various stock indices and other factors have and may continue to adversely affect the Company’s stock price.

The Company’s stock price has and may continue to fluctuate significantly in response to numerous factors such as: the overall performance of the equity markets and the economy as a whole; the Company’s’ financial and operating performance, which may fluctuate due to the risk factors set forth herein; changes in the financial projections the Company or third parties may provide to the public or the Company’s failure to meet these projections; actual or anticipated changes in its growth rate relative to that of its competitors; inclusion or removal from various stock indices; significant stock trades by large shareholders; failure of securities analysts to maintain coverage of the Company; changes in financial estimates by securities analysts who follow the Company or its failure to meet these estimates or the expectations of investors; sales of share of the Company’s common stock by Sleep Number or its shareholders particularly sales by its directors, executive officers and significant shareholders or the perception that these sales could occur. Although our common shares are quoted on the Nasdaq Stock Market, the volume of trades on any given day may be limited and, as a result, shareholders might not be able to sell or purchase our common shares at the volume, price or time desired. On November 28, 2023, S&P Global announced that the Company’s common shares would be removed from the S&P SmallCap 600 index effective December 4, 2023. This removal and any other removal from various stock indices has and may continue to cause index funds, institutional investors, or other shareholders attempting to track the composition of that index to sell the Company’s common stock, adversely affecting the stock price.

A substantial amount of the Company’s stock is held by a small number of large investors and significant sales of its common stock by one or more of these holders could adversely affect the Company’s stock price.

As of December 31, 2023, the Company’s 25 largest holders of common stock were investors who held approximately 66% of the outstanding shares of common stock in the aggregate. These investors have sold and may sell some or all of their shares at any time for a variety of reasons, and such sales could depress the market price of the Company’s common stock, which could adversely affect the Company’s stock price. In addition, any such sales of the Company’s common stock by these entities could also impair its ability to raise capital through the sale of additional equity securities.

Our business could be negatively affected as a result of the actions of activists.

The Company could be negatively affected as a result of shareholder activism, which could cause the Company to incur significant expense, hinder execution of its business strategy, and impact the trading value of its securities. In the past, the Company has been the subject of shareholder activism, and it is subject to the risks associated with any ongoing or future such activism. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board, potentially interfering with the Company’s ability to execute its strategic plan. The Company may be required to incur significant legal fees and other expenses related to activist shareholder matters, and the attention of management may be diverted by such activism. While the Company welcomes shareholders’ constructive input, there can be no assurance that shareholder actions would not result in negative impacts to the Company. Any of these impacts could materially and adversely affect the Company’s business and operating results, and the Company’s stock price has experienced fluctuation and could continue to experience fluctuation or otherwise be adversely affected by shareholder activism.

The timing and amount of the Company’s share repurchases is subject to a number of uncertainties.

While the Company currently has no plans to resume share repurchases, the Company’s Board has authorized management to repurchase up to $600 million worth of shares. As of December 30, 2023, the remaining authorization under that program was $348 million. The Inflation Reduction Act of 2022 (the Act) imposed a non-deductible 1% excise tax on net repurchases of shares, with some exceptions. The excise tax was imposed on transactions occurring after December 31, 2022. The imposition of the excise tax increased the cost to the Company of making repurchases and may cause it to reduce the number of shares repurchased when or if the Company were to resume share repurchases.

28 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Other factors that may influence the Company’s decision to utilize, limit, suspend or delay future share repurchases include market conditions, the trading price of its common stock, the nature and magnitude of other investment opportunities available to the Company from time to time, and the amount of available cash.

If securities analysts do not publish, or cease publishing, research or reports about the Company, the Company’s business, or if they change their recommendations regarding the Company’s stock adversely, the price of the Company’s common stock and trading volume could decline.

The trading market for the Company’s common stock could be influenced by any research and reports that securities or industry analysts publish about the Company, the Company’s business or the Company’s market. If one or more of the analysts who covers the Company downgrades the Company’s common stock or publishes inaccurate or unfavorable research about the Company, the Company’s business or the Company’s market, the price of the Company’s common stock would likely decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on the Company regularly, demand for the Company’s common stock could decrease, which could cause the price of the Company’s common stock and trading volume to decline.

Risks Related to Environmental, Social and Governance Matters

The Company’s priorities and progress with respect to Environmental, Social and Governance (ESG) matters may expose it to numerous risks, including risks to its reputation and stock price, and may impose additional costs on the Company.

There has been an increased focus on the Company’s ESG practices within the general markets. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, equity and inclusion, labor conditions and human rights, both in their own operations and in the Company’s operations and supply chain. Sleep Number current ESG priorities reflect the Company’s strategic plans and aspirations and are not guarantees that it will be able to achieve them. The Company’s efforts to accomplish and accurately report its progress present numerous operational, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on the Company’s reputation, stock price, and results of operation. Sleep Number could also incur additional costs and require additional resources to implement various projects that impact the progress made against its priorities and hurt its ability to monitor and track its performance with respect to such priorities.

The standards for tracking and reporting on ESG matters are relatively new, have not been formalized and continue to evolve. Collecting, measuring, and reporting ESG information and metrics can be difficult and time consuming. While Sleep Number has taken steps to evolve its priorities and related disclosures, including through implementing enhanced data collection methods and reporting certain data under recognized reporting frameworks and standards, the Company’s practices may not meet the standards of all of its stakeholders and advocacy groups may campaign for further changes. Additionally, the Company’s selected disclosure framework or standards may need to be changed from time to time, which may result in a lack of consistent or meaningful comparative data from period to period. Further, the Company’s interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to the Company’s ESG priorities or reported progress.

The Company’s ability to achieve any ESG-related objective is subject to numerous risks, many of which are outside of its control, including: the availability and cost of low-or non-carbon-based energy sources and technologies, evolving regulatory requirements affecting relevant standards or disclosures, the availability of vendors and suppliers that can meet its sustainability, diversity and other standards, and the availability of raw materials that meet and further the Company’s sustainability objectives. If its ESG practices do not meet evolving standards or the Company cannot make progress on its priorities, then the Company’s reputation, its ability to attract or retain employees and its competitiveness, including as an investment and business partner, could be negatively impacted. Furthermore, if Sleep Number’s competitors’ ESG performance is perceived to be better than the Company’s, potential or current customers and investors may elect to do business with its competitors instead, and the Company’s ability to attract or retain employees could be negatively impacted. The Company’s failure, or perceived failure, to pursue or fulfill its priorities and objectives or to satisfy various reporting standards within the timelines the Company announces, or at all, could also expose the Company to government enforcement actions and private litigation.

29 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

Extreme weather, natural disasters, power outages, or other unexpected climate-related events could result in physical damage to and complete or partial closure of one or more of the Company’s manufacturing, distribution centers or other facilities or those of its suppliers, temporary or long-term disruption in its supply chain or logistics, disruption of or harm to the Company’s workforce and/or disruption of its ability to deliver products to customers. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or if multiple such events occur. Climate change may also subject the Company’s business to significant increases or volatility in the prices of certain commodities, including but not limited to electronic componentry, fuel, oil, natural gas, rubber, cotton, plastic resin, corrugate, plywood, steel and chemical ingredients used to produce foam, as well as third-party logistic costs. Further, the long-term effects of climate change on general economic conditions and the Company’s industry in particular are unclear, and changes in the supply, demand, or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run its business. Any long-term disruption in the Company’s ability to service its customers from one or more manufacturing, distribution centers or other facilities could have an adverse effect on the Company’s operations.

New climate disclosure rules passed by California, as well as those proposed by the SEC, will increase the Company’s compliance costs and may subject the Company to litigation or other risks, which would materially and adversely affect its future results of operations and financial condition.

During fiscal 2022, the SEC proposed new climate disclosure rules, which if adopted, would require new climate-related disclosures in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. During fiscal 2023, California passed new climate disclosure rules similar to those proposed by the SEC and that currently would require the Company to begin reporting on such climate-related data for its fiscal year 2025. In addition to requiring filers to quantify and disclose direct emissions data, the new California rules and the proposed SEC rules also would require disclosure of climate impact arising from the operations and uses by the filer’s business partners and contractors and end-users of the filer’s products and/or services. The Company is currently assessing the impact of the new California rules as well as the proposed SEC rules, but at this time, it cannot predict the costs of implementation or any specific potential adverse impacts resulting from the new rules. However, Sleep Number will incur increased costs relating to the collection, review and assurance for new required disclosures of climate metrics and climate-related risks and may experience increased litigation, regulatory, business, reputation, or other risks related to disclosures made pursuant to the new rules. Either the increased cost to comply with the new rules or the potential for increased litigation and other risks could materially and adversely affect the Company’s future results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

30 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 1C. CYBERSECURITY

Sleep Number uses a “defense in depth” approach for its cybersecurity risk management program leveraging the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. The Company regularly assesses the threat landscape for cybersecurity risks, with a strategy based on prevention, detection and mitigation. The Company’s information technology (IT) security team--led by the VP of Information Security and Architecture and Chief Information Officer--reviews cybersecurity risks on an ongoing basis. IT security team members who support its information security program have relevant educational and industry experience. The VP of Information Security and Architecture, and their team, provide regular reports to senior management, the Audit Committee, and other relevant teams on various cybersecurity threats, assessments and findings. The IT Security team has established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, which are also identified and assessed through the Company’s overall risk management program, including quarterly assessments of IT systems, cybersecurity and related risks.

The Company maintains controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Audit Committee in a timely manner.

The Company assesses cybersecurity risks on an ongoing basis, including assessing and deploying technical safeguards designed to protect its information systems from cybersecurity threats. The Company has established comprehensive incident response and recovery plans, regularly tests and evaluates the effectiveness of those plans, and maintains cybersecurity risk insurance.

The Company implements processes to identify, prioritize, assess, mitigate and remediate risks associated with third-party service providers. It conducts security assessments of critical third-party providers before engagement and maintains ongoing monitoring to ensure compliance with the Company’s cybersecurity standards. The monitoring includes ongoing assessments by the IT security team. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties. The Company also contractually requires the key third parties it engages to implement security programs commensurate with their risk.

The Company regularly reminds its team members and contractors of the importance of handling and protecting customer and employee data. The Company provides all its team members with dedicated cybersecurity awareness training annually and, conducts monthly phishing simulation testing and other cybersecurity awareness campaigns (e.g., intranet articles, cybersecurity awareness month).

The Company engages with a range of external experts, including cybersecurity assessors, consultants, auditors, and legal counsel, in evaluating and testing its cybersecurity risk management systems. This enables the Company to leverage specialized knowledge, experience and insights, to help ensure its cybersecurity strategies and processes remain current.

•The Company has cybersecurity operations and engineering capabilities that provide comprehensive monitoring to detect and respond to cyber threats and alerts and execute cyber incident response playbooks. This includes a vulnerability management program which identifies and drives remediation of risks. The Company employs a wide array of industry-leading security platforms and tools.

•The Company has retained data security and data privacy legal counsel whose practices focus on data breach response, information security compliance, and compliance with the data privacy laws in the various jurisdictions in which the Company operates.

•In addition, the Company engages specialized consultants and third-party managed service providers on a project-specific basis to assist it with projects that will improve the Company’s IT infrastructure, strengthen its security posture and cyber incident investigations, and improve its cyber readiness.

31 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Management’s Role

The Chief Information Officer (CIO) has primary operational responsibility for the Company’s cybersecurity function. The CIO has served in various roles in information technology and information security for over 28 years with nine years’ experience specifically in cybersecurity. The CIO, together with the Vice President of Information Security and Architecture – who has 20 years of cybersecurity experience and has maintained a Certified Information Systems Security Professional (CISSP) certification since 2008 – and the Chief Legal and Risk Officer have primary responsibility for assessing and managing material cybersecurity risks. This group, and their supporting teams, meets quarterly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. This group also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.

Board Oversight

At the Board level, the Audit Committee is formally tasked with assisting the full Board in overseeing information security systems, including cybersecurity, and reporting to the Board with respect to significant and material developments or proposed changes to the Company’s cybersecurity framework. The Audit Committee receives regular reports from the CIO and the Vice President of Information Security and Architecture about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security threats and risks. The Audit Committee also receives regular updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, and relevant internal and industry cybersecurity incidents and emerging threats.

The Company has not experienced any material security incidents or data breaches as a result of a compromise of its information systems and is not aware of any cybersecurity incidents that have had a material impact, or are reasonably likely to materially effect, on its business strategy, operating results, or financial condition.

32 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

The following table summarizes the geographic locations of Sleep Number’s 672 retail stores as of December 30, 2023:

	Retail Stores		Retail Stores		Retail Stores
Alabama	10	Kentucky	9	North Dakota	2
Alaska	1	Louisiana	11	Ohio	22
Arizona	14	Maine	3	Oklahoma	6
Arkansas	9	Maryland	16	Oregon	8
California	74	Massachusetts	11	Pennsylvania	26
Colorado	15	Michigan	19	Rhode Island	1
Connecticut	7	Minnesota	16	South Carolina	10
Delaware	2	Mississippi	6	South Dakota	2
District of Columbia	1	Missouri	13	Tennessee	17
Florida	47	Montana	4	Texas	64
Georgia	25	Nebraska	5	Utah	9
Hawaii	2	Nevada	7	Vermont	1
Idaho	3	New Hampshire	4	Virginia	20
Illinois	25	New Jersey	14	Washington	19
Indiana	13	New Mexico	4	West Virginia	4
Iowa	6	New York	22	Wisconsin	12
Kansas	6	North Carolina	23	Wyoming	2
				Total	672
Manufacturing, Distribution and Headquarters
The Company leases its 238,000 square-foot corporate headquarters in Minneapolis, MN. The lease term commenced in November 2017 and runs through October 2032. The lease includes three five-year renewal options.
The Company leases facilities, each of which is combined with an assembly distribution center, (Irmo, SC and Salt Lake City, UT) of approximately 151,000 square feet and approximately 158,000 square feet, respectively. The Irmo facility lease runs through June 2026, with two five-year renewal options. The Salt Lake City facility leases run through July 2025, with one five-year renewal option.
The Company has five additional assembly distribution centers (Ontario, CA; Tampa, FL; Minneapolis, MN; Cincinnati, OH; and Dallas, TX) and one former assembly distribution center now used as a distribution center (Baltimore, MD), with a combined total square footage of approximately 700,000 square feet and lease terms ending in October 2025 through May 2032. The leases include one or two, three- to five-year option renewals. The Company also operates a bedding fulfillment center at the same location as its Cincinnati, OH assembly distribution center.

33 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 3. LEGAL PROCEEDINGS

The Company’s legal proceedings are discussed in Note 13, Commitments and Contingencies, Legal Proceedings, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

34 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sleep Number’s common stock trades on The Nasdaq Stock Market LLC (Nasdaq Global Select Market) under the symbol “SNBR.” As of January 27, 2024, there were approximately 188 holders of record of Sleep Number common stock.

The Company is not restricted from paying cash dividends under the Credit Agreement so long as it is not in default under the Credit Agreement, its leverage ratio (as defined in the Credit Agreement) after giving effect to such restricted payments (as defined in the Credit Agreement) would not exceed 3.00:1.00 and no default or event of default (as defined in the Credit Agreement) would result therefrom. At December 30, 2023, the Company exceeded the 3.00:1:00 leverage ratio. Sleep Number has not historically paid, and has no current plans to pay, cash dividends on the Company’s common stock.

Information concerning share repurchases completed during the fourth quarter of fiscal 2023 is set forth below:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2023 through October 28, 2023	247	$18.02	—	$348,071,000
October 29, 2023 through November 25, 2023	236	$11.65	—	348,071,000
November 26, 2023 through December 30, 2023	1,784	$16.19	—	348,071,000
Total	2,267	$15.92	—	$348,071,000
____________________
(1)Sleep Number did not repurchase any shares during the three months ended December 30, 2023 under its Board-approved $600 million share repurchase program (effective April 4, 2021).
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 2,267 shares of its common stock at a cost of $36 thousand during the three months ended December 30, 2023.
(3)There is no expiration date governing the period over which the Company can repurchase shares under its Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

35 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Comparative Stock Performance
The graph below compares the total cumulative shareholder return on Sleep Number’s common stock over the last five years to the total cumulative return on the Standard and Poor’s (S&P) 400 Specialty Stores Index and The Nasdaq Stock Market (U.S.) Index assuming a $100 investment made on December 29, 2018. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically requests that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SLEEP NUMBER CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX

$300
$250
$200
$150
$100
$50
$0
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
12/30/23
Sleep Number Corporation
S&P 400 Specialty Stores Index
The Nasdaq Stock Market (U.S.) Index

	12/29/18	12/28/19	01/02/21	01/01/22	12/31/22	12/30/23
Sleep Number Corporation	$100	$154	$255	$238	$81	$46
S&P 400 Specialty Stores Index	$100	$113	$134	$195	$183	$224
The Nasdaq Stock Market (U.S.) Index	$100	$137	$199	$243	$163	$233

36 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

	Year
	2023	2022	2021	2020 (1)	2019
Consolidated Statements of Operations Data:
Net sales	$1,887,482	$2,114,297	$2,184,949	$1,856,555	$1,698,352
Gross profit	1,088,530	1,202,296	1,318,847	1,156,000	1,051,923
Operating expenses:
Sales and marketing	847,442	919,629	905,359	771,195	766,922
General and administrative	146,621	153,266	161,412	158,999	137,956
Research and development	55,797	61,521	58,540	40,910	34,950
Restructuring costs	15,728	—	—	—	—
Operating income	22,942	67,880	193,536	184,896	112,095
Net (loss) income	$(15,287)	$36,610	$153,746	$139,189	$81,845
Net (loss) income per share:
Basic	$(0.68)	$1.63	$6.40	$5.03	$2.78
Diluted	$(0.68)	$1.60	$6.16	$4.90	$2.70
Shares used in calculation of net (loss) income per share:
Basic	22,429	22,396	24,038	27,665	29,472
Diluted	22,429	22,852	24,947	28,428	30,355
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,539	$1,792	$2,389	$4,243	$1,593
Total assets	950,880	953,936	919,540	800,136	806,043
Borrowings under revolving credit facility	539,500	459,600	382,500	244,200	231,000
Total shareholders’ deficit	(441,928)	(438,177)	(424,953)	(223,978)	(159,431)
Selected Operating Data:
Stores open at period-end	672	670	648	602	611
Stores opened during period	36	49	77	30	59
Stores closed during period	(34)	(27)	31	39	27
Average sales per store (000’s)(2)	$2,853	$3,281	$3,600	$3,052	$2,877
Percentage of stores with > $2 million in net sales(3)	65%	76%	84%	67%	70%
Percentage of stores with > $3 million in net sales(3)	24%	36%	48%	29%	30%
Average revenue per smart bed unit - Total Retail(4)	$5,755	$5,403	$5,102	$4,856	$4,865
Total Retail comparable-sales change(5)	(12%)	(6%)	17%	6%	6%
Total retail square footage (at period-end) (000’s)	2,080	2,053	1,948	1,762	1,749

37 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

	Year
	2023	2022	2021	2020 (1)	2019
Average square footage per store open during period(3)	3,082	3,036	3,006	2,926	2,802
Average sales per square foot(2)	$926	$1,081	$1,212	$1,051	$1,034
Average store age (in months at period-end)	93	91	91	97	94
Earnings before interest, depreciation and amortization (Adjusted EBITDA)(6)	$126,676	$148,024	$276,701	$267,891	$190,351
Free cash flows(6)	$(66,084)	$(33,316)	$233,110	$242,561	$129,921
Adjusted return on invested capital (Adjusted ROIC)(6)	7.8%	17.6%	47.2%	39.9%	24.4%
_____________________
(1)Fiscal year 2020 had 53 weeks. All other fiscal years presented had 52 weeks.
(2)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(3)For stores open during the entire period indicated (excludes Online, Phone and Chat sales).
(4)Represents Total Retail net sales divided by Total Retail smart bed units.
(5)Stores are included in the comparable sales calculation in the 13th full month of operation. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. The number of comparable stores used to calculate such data was 630, 608, 568, 567 and 539 for 2023, 2022, 2021, 2020 and 2019, respectively. Fiscal 2020 included 53 weeks, as compared to 52 weeks for the other periods presented. Comparable sales have been adjusted and reported as if all years had the same number of weeks.
(6)These non-GAAP measures are not in accordance with, or preferable to, GAAP financial data. However, the Company is providing this information as it believes it facilitates annual and year-over-year comparisons for investors and financial analysts. See pages 39 and 40 for the reconciliation of these non-GAAP measures to the appropriate GAAP measures.

38 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Non-GAAP Data Reconciliations

Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

The Company defines earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) as net (loss) income plus: income tax expense, interest expense, depreciation and amortization, stock-based compensation, restructuring costs and asset impairments. Management believes Adjusted EBITDA is a useful indicator of the Company’s financial performance and its ability to generate cash from operating activities. The Company’s definition of Adjusted EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.

The Company’s Adjusted EBITDA calculations are as follows (in thousands):

	Year
	2023	2022	2021	2020	2019
Net (loss) income	$(15,287)	$36,610	$153,746	$139,189	$81,845
Income tax (benefit) expense	(4,466)	12,285	33,545	36,783	18,663
Interest expense	42,695	18,985	6,245	9,021	11,591
Depreciation and amortization	72,479	66,626	59,779	60,783	61,410
Stock-based compensation	14,855	13,223	23,214	21,813	16,657
Restructuring costs	15,728	—	—	—	—
Asset impairments	672	295	172	302	185
Adjusted EBITDA	$126,676	$148,024	$276,701	$267,891	$190,351

Free Cash Flow

The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, the Company is providing this information as it believe it facilitates analysis for investors and financial analysts.

The following table summarizes the Company’s free cash flow calculations (in thousands):

	Year
	2023	2022	2021	2020	2019
Net cash (used in) provided by operating activities	$(9,028)	$36,138	$300,010	$279,661	$189,160
Subtract: Purchases of property and equipment	(57,056)	(69,454)	(66,900)	(37,100)	(59,239)
Free cash flow	$(66,084)	$(33,316)	$233,110	$242,561	$129,921

39 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Year
	2023	2022	2021	2020	2019
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating income	$22,942	$67,880	$193,536	$184,896	$112,095
Add: Operating lease interest(1)	27,777	25,912	24,763	24,966	25,635
Add: Interest income	—	—	—	97	3
Less: Income taxes(2)	(11,851)	(23,542)	(52,807)	(49,391)	(33,036)
Adjusted NOPAT	$38,868	$70,250	$165,492	$160,568	$104,697

Average adjusted invested capital
Total deficit	$(441,928)	$(438,177)	$(424,953)	$(223,978)	(159,431)
Add: Long-term debt(3)	539,819	460,020	383,037	244,849	231,756
Add: Operating lease obligations(4)	433,154	436,412	408,552	345,161	357,651
Total adjusted invested capital at end of period	$531,045	$458,255	$366,636	$366,032	$429,976

Average adjusted invested capital(5)	$496,612	$400,038	$350,597	$402,647	$429,751

Adjusted return on invested capital (Adjusted ROIC)	7.8%	17.6%	47.2%	39.9%	24.4%
_____________________
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842.
(2) Reflects annual effective income tax rates, before discrete adjustments, of 23.4%, 25.1%, 24.2%, 23.5% and 24.0% for 2023, 2022, 2021, 2020 and 2019, respectively.
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

GAAP - generally accepted accounting principles in the U.S.

40 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Annual Report contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and present expectations or projections. These risks and uncertainties include, among others:

•Changes in economic conditions and consumer sentiment and related impacts on discretionary consumer spending;
•Increases in interest rates, which have increased the cost of servicing the Company’s indebtedness;
•Availability of attractive and cost-effective consumer credit options;
•Ability to achieve savings and efficiencies from cost savings plans related to business restructuring actions and to avoid unexpected adverse effects;
•Dependence on, and ability to maintain working relationships with key suppliers and third parties;
•Fluctuations in commodity costs or third-party delivery or logistics costs and other inflationary pressures;
•Risks inherent in global-sourcing activities, including tariffs, foreign regulation, geo-political turmoil, war, pandemics, labor challenges, foreign currency fluctuations, inflation, and climate or other disasters, and resulting supply shortages and production and delivery delays and disruptions;
~~•~~Operating with minimal levels of inventory, which may leave the Company vulnerable to supply shortages;
•The effectiveness of the Company’s marketing strategy and promotional efforts;
•The execution of Sleep Number’s Total Retail distribution strategy;
•Ability to achieve and maintain high levels of product quality and to improve and expand the product line;
•Ability to protect the Company’s technology, trademarks, and brand and the adequacy of its intellectual property rights;
•Ability to effectively compete;
•Risks of disruption in the operation of any of the Company’s facilities and operations, including manufacturing, assembly, distribution, logistics, field services, home delivery, headquarters, product development, retail or customer service operations;
•Ability to comply with existing and changing government regulations and laws;
•Pending or unforeseen litigation and the potential for associated adverse publicity;
•The adequacy of the Company’s and third-party information systems and costs and disruptions related to upgrading or maintaining these systems;
•The Company’s ability to identify and withstand cyber threats that could compromise the security of its systems, result in a data breach or business disruption;
•Risks associated with advancements in or adoption of artificial intelligence technologies;
•Sleep Number’s ability, and the ability of its suppliers and vendors, to attract, retain and motivate qualified and effective personnel;
•The volatility of Sleep Number stock, its removal from various stock indices, and the potential negative effects of shareholder activism or of changes in coverage by securities analysts;
•Environmental, social and governance risks, including increasing regulation and stakeholder expectations; and
•The Company’s ability to adapt to climate change and readiness for legal or regulatory responses thereto.

41 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

Overview

Business Overview

Sleep Number is a wellness technology company and market leader in the design, manufacturing, marketing and distribution of highly innovative sleep solutions. The Company’s purpose is to improve the health and wellbeing of society through higher quality sleep; to date, it has improved the lives of over 15 million people. Sleep Number’s Smart Sleepers benefit from individualized sleep experiences, night after night, and are experiencing the physical, mental and emotional benefits of life-changing sleep.

Sleep Number’s life-changing, differentiated smart beds combine physical and digital innovations, integrating unparalleled physical comfort with a highly advanced technology platform. The smart beds offer the Company’s signature firmness adjustability, enabling each sleeper adjustable comfort. Embedded digital sensors learn the sleep needs of each individual; “sense and do” technology uses the sensed data to automatically adjust the smart bed to keep the sleeper comfortable throughout the night. Active temperature balancing technology supports the ideal climate for both sleepers and solves a prevalent sleep challenge. Additionally, the smart beds are an exceptional value, with personalized sleep insights delivered daily, new features regularly added to all smart beds through over-the-air updates, and prices to meet most budgets. Sleep Number® smart beds provide unmatched features, benefits and comfort that can lead to improved sleep health and wellness for both sleepers.

The Company’s advantaged business model is supported by its consumer innovation strategy: an individualized sleep wellness platform, a network of highly engaged Smart Sleepers, a vertically integrated operating model, and a culture of individuality, with an ambitious vision to become one of the world’s most beloved brands. Sleep Number’s exclusive distribution meets its customers whenever and wherever they choose – through digital and in-store touchpoints – to provide an exceptional experience and a lifelong relationship. The Company partners with world-leading institutions to bring the power of 24 billion hours of longitudinal sleep data to sleep science and research. And Sleep Number’s 4,100 purpose-driven team members are dedicated to the Company’s mission of improving lives by individualizing sleep experiences.

Sleep Number is focused on cost improvement through broad-based restructuring actions to become a stronger, more durable company, poised for accelerating growth and superior shareholder returns as the bedding industry demand environment improves. The Company generates revenue by marketing and selling its innovative smart beds directly to new and existing customers through its vertically integrated, exclusive, direct-to-consumer retail touch points including Stores, Online, Phone, and Chat (Total Retail).

42 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Results of Operations

Fiscal 2023 Summary

Financial highlights for fiscal 2023 were as follows:

•Net sales for 2023 decreased 11% to $1.9 billion, compared with $2.1 billion in 2022. Demand was impacted by ongoing macro challenges with consumers’ increased focus on price to value as their purchasing power reached a record low in August of 2023. The bedding industry remains at recessionary levels with low consumer sentiment.
•The 11% net sales decrease consisted of a 12% comparable sales decrease in Total Retail, partially offset by 1 percentage points (ppt.) of sales growth from net opened/closed stores in the past 12 months. For additional details, see the components of total net sales growth on page 44.
•Sales per store in 2023 (sales for stores open at least one year, Total Retail, including Online, Phone and Chat) on a trailing twelve-month basis totaled $2.9 million, 13.0% lower than 2022.
•2023 operating income of $23 million decreased by $45 million compared with $68 million in the prior year, driven by the decrease in net sales and lower gross margin; partially offset by a $69 million reduction in total operating expense that included $16 million of restructuring costs in the fourth quarter. The Company’s 2023 operating income rate decreased to 1.2% of net sales, compared with 3.2% of net sales in 2022. Its 2023 operating income rate was impacted by the deleveraging impact of the 11% decrease in net sales.
•Net loss in 2023 of $15 million, compared with net income of $37 million in 2022. Net loss per diluted share decreased to $0.68, compared with net income per diluted share of $1.60 per diluted share in 2022.
•The Company achieved a return on invested capital (Adjusted ROIC) of 7.8% in 2023, compared with 17.6% in 2022.
•Cash used in operating activities in 2023 decreased to $9 million, compared with cash provided by operating activities of $36 million for the prior year. Purchases of property and equipment for 2023 was $57 million, compared with $69 million in 2022.
•The Company ended 2023 with $540 million of borrowings under its credit facility, compared with $460 million at the end of 2022. Net liquidity available under the credit facility was $138 million at December 30, 2023. The Company’s net leverage ratio as defined in its Credit Agreement was 4.1x as of December 30, 2023. The maximum net leverage ratio under its Credit Agreement is 5.0x for the three quarterly reporting periods ending December 30, 2023.
•The Company suspended share repurchases under the Board-approved share repurchase program in the second quarter of fiscal 2022. As of December 30, 2023, the remaining authorization under its Board-approved share repurchase program was $348 million.

43 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2023		2022		2021
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,887.5	100.0%	$2,114.3	100.0%	$2,184.9	100.0%
Cost of sales	799.0	42.3%	912.0	43.1%	866.1	39.6%
Gross profit	1,088.5	57.7%	1,202.3	56.9%	1,318.8	60.4%
Operating expenses:
Sales and marketing	847.4	44.9%	919.6	43.5%	905.4	41.4%
General and administrative	146.6	7.8%	153.3	7.2%	161.4	7.4%
Research and development	55.8	3.0%	61.5	2.9%	58.5	2.7%
Restructuring costs	15.7	0.8%	—	—%	—	—%
Total operating expenses	1,065.6	56.5%	1,134.4	53.7%	1,125.3	51.5%
Operating income	22.9	1.2%	67.9	3.2%	193.5	8.9%
Interest expense, net	42.7	2.3%	19.0	0.9%	6.2	0.3%
(Loss) income before income taxes	(19.8)	(1.0%)	48.9	2.3%	187.3	8.6%
Income tax (benefit) expense	(4.5)	(0.2%)	12.3	0.6%	33.5	1.5%
Net (loss) income	$(15.3)	(0.8%)	$36.6	1.7%	$153.7	7.0%

Net (loss) income per share:
Basic	$(0.68)		$1.63		$6.40
Diluted	$(0.68)		$1.60		$6.16

Weighted-average number of common shares:
Basic	22.4		22.4		24.0
Diluted	22.4		22.9		24.9

The percentage of the Company’s total net sales, by dollar volume, was as follows:

	2023	2022	2021
Retail stores	86.8%	86.3%	87.1%
Online, phone, chat and other	13.2%	13.7%	12.9%
Total Company	100.0%	100.0%	100.0%

The components of total net sales change, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2023	2022	2021
Retail comparable-store sales(1)	(12%)	(8%)	19%
Online, phone and chat(1)	(15%)	4%	4%
Total Retail comparable sales change(1)	(12%)	(6%)	17%
Net opened/closed stores, other and 53rd week	1%	3%	1%
Total Company	(11%)	(3%)	18%
____________________
(1)Stores are included in the comparable-store calculation in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. Fiscal 2020 included 53 weeks, as compared to 52 weeks for the periods presented. Total Retail comparable sales in 2020 have been adjusted to remove the estimated impact of the additional week.

44 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Other sales metrics were as follows:

	2023	2022	2021
Average sales per store ($ in thousands)(1)(4)	$2,853	$3,281	$3,600
Average sales per square foot(1)(4)	$926	$1,081	$1,212
Stores > $2 million in net sales(2)(4)	65%	76%	84%
Stores > $3 million in net sales(2)(4)	24%	36%	48%
Average revenue per smart bed unit – Total Retail(3)	$5,755	$5,403	$5,102
____________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes Online, Phone and Chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.
(4)Fiscal 2020 included 53 weeks, as compared to 52 weeks in fiscal 2023, 2022 and 2021. The additional week in 2020 was in the fiscal fourth quarter. Total Retail comparable sales have been adjusted to remove the estimated impact of the additional week in 2020.

The number of retail stores operating was as follows:

	2023	2022	2021
Beginning of period	670	648	602
Opened	36	49	77
Closed	(34)	(27)	(31)
End of period	672	670	648

Comparison of 2023 and 2022

Net sales

Net sales in 2023 decreased 11% to $1.9 billion, compared with $2.1 billion in 2022. Demand was impacted by ongoing macro challenges with consumers’ increased focus on price to value as their purchasing power reached a record low in August of 2023. The bedding industry remains at recessionary levels with low consumer sentiment. The 11% net sales decrease was driven by a 12% comparable sales decrease in Total Retail, partially offset by 1 percentage points (ppt.) of growth from net opened/closed stores in the past 12 months, and other. Online, Phone and Chat sales (included in comparable sales noted above) made up 13.2% and 13.7% of total net sales in 2023 and 2022, respectively, as consumers embraced transacting remotely with Sleep Number as well as in its stores. For additional details, see the components of total net sales growth on page 44.

The $227 million net sales decrease compared with the same period one year ago was primarily comprised of: (i) a $206 million decrease in the Company’s Total Retail comparable net sales; (ii) a $42 million decrease from phone, online and chat; offset by (iii) a $21 million increase resulting from net store openings. Total Retail smart bed unit sales decreased 16% compared with the prior year. Average revenue per smart bed unit in Total Retail increased by 7% to $5,755, compared with $5,403 in the prior-year period.

Gross profit

Gross profit for 2023 of $1.09 billion decreased by $114 million, or 9%, compared with $1.20 billion in 2022. The 2023 gross profit rate increased to 57.7% of net sales, compared with 56.9% for the prior-year period. The 0.8 ppt. increase in the gross profit rate was mainly due to: (i) favorable pricing actions taken over the past twelve months that increased the rate by 2.0 ppt.; (ii) improvement in commodity prices and operating efficiencies increased the rate by 1.5 ppt.; partially offset by (iii) product mix of FlexFit smart adjustable bases, pressured the rate by 1.6 ppt.; (iv) higher returns and warranty costs, primarily related to the returnability of the integrated adjustable base as part of the Climate360 smart bed, decreased the rate by 0.7 ppt; and (v) lower delivered smart bed volume deleveraged the rate by 0.3 ppt. In addition, the Company’s gross profit rate will fluctuate from year to year due to a variety of other factors, including changes in manufacturing and supply chain operations and changes in performance-based incentive compensation.

45 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Sales and marketing expenses

Sales and marketing expenses decreased to $847 million in 2023, compared with $920 million last year. The sales and marketing expense rate increased to 44.9% of net sales, compared with 43.5% for the same period one year ago. The current-year sales and marketing expenses rate increase of 1.4 ppt. was primarily due to: (i) deleveraging impact of the 11% net sales decrease; partially offset by (ii) a decrease in consumer financing costs as the Company adjusted promotional offers to mitigate increased costs associated with the higher interest rate environment resulting in 0.3 ppt. of leverage; and (iii) a 12% decrease in media spend year-over-year resulting in 0.2 ppt. of leverage.

General and administrative expenses

General and administrative (G&A) expenses decreased $7 million to $147 million in 2023, compared with $153 million in the prior year, and increased to 7.8% of net sales, compared with 7.2% of net sales one year ago. The $7 million decrease in G&A expenses mainly consisted of the following: (i) a $8.2 million reduction in employee compensation on lower headcount; (ii) a $3.1 million benefit from favorable legal settlements (iii) a $0.9 million reduction in professional and consulting fees; (iv) a $0.7 million decrease in travel and training expenses; and (v) a $1.2 million decrease in other miscellaneous expenses; partially offset by (vi) a $4.0 million increase in company-wide, performance-based incentive compensation due to the achievement of first half of the fiscal year performance targets in the current year; and (vi) a $3.5 million increase in technology investments. The G&A expenses rate increased by 0.6 ppt. in 2023, compared with 2022 due to the items discussed above in addition to the deleveraging impact of the 11% net sales decrease.

Research and development expenses

Research and development (R&D) expenses decreased by $6 million to $56 million in 2023, compared with $62 million in 2022 on lower outside services and headcount. While the Company’s consumer innovation pipeline remains robust, it is re-prioritizing R&D resources in this highly constrained environment.

Restructuring costs

In fiscal 2023, the Company incurred $15.7 million of restructuring costs. In light of the demand trajectory change in August 2023, the Company initiated business restructuring actions. Charges comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges. These actions support $40 to $45 million of incremental operating expense reductions in 2024.

Interest expense, net

Interest expense, net increased to $43 million for the year ended December 30, 2023, compared with $19 million for the same period one year ago. The $24 million increase was primarily related to a higher weighted-average interest rate during 2023 compared with 2022.

Income tax (benefit) expense

Income tax benefit was $4 million for the year ended December 30, 2023, compared with income tax expense of $12 million for the same period one year ago. The effective income tax rate for the year ended December 30, 2023 was 22.6% compared with 25.1% for the year ended December 31, 2022.

Comparison of 2022 and 2021

For a discussion of the Company’s 2022 versus 2021 results, see its 2022 Form 10-K.

46 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Liquidity and Capital Resources

Managing the Company’s liquidity and capital resources is an important part of its commitment to deliver superior shareholder value over time.

The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its $685 million revolving credit facility. As of December 30, 2023, the Company did not have any off-balance sheet financing other than its $7 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under its revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail store locations for the foreseeable future. See Notes 7, Leases, and 13, Commitments and Contingencies, for further details on the Company’s contractual obligations.

Cash and cash equivalents totaled $2.5 million and $1.8 million at December 30, 2023 and December 31, 2022, respectively. Significant changes in cash and cash equivalents during 2023 included $73 million increase in short-term borrowings, which were offset by $57 million of cash used to purchase property and equipment, $9.0 million of cash used by operating activities and $4 million of cash used to repurchase the Company’s common stock (in connection with the vesting of employee restricted stock grants).

The following table summarizes the Company’s cash flows (dollars in millions). Amounts may not add due to rounding differences:

	2023	2022
Total cash (used in) provided by:
Operating activities	$(9,028)	$36,138
Investing activities	(58,352)	(70,607)
Financing activities	68,127	33,872
Net increase (decrease) in cash and cash equivalents	$747	$(597)

Cash used in operating activities for the fiscal year ended December 30, 2023 was $9 million compared with net cash provided by operating activities of $36 million for the fiscal year ended December 31, 2022. Significant components of the $45 million year-over-year decrease in cash from operating activities included: (i) a $52 million decrease in net (loss) income in 2023 compared with 2022; (ii) $32 million fluctuation in customer prepayments due to the timing of customer deliveries; (iii) a $25 million change in prepaid expenses and other current assets primarily due to amount and timing of rebate payments; (iv) a $24 million fluctuation in accounts payable due to lower expenses in the current year’s fourth quarter and timing of payments; and (v) a $17 million fluctuation in accrued compensation and benefits primarily related to year-over-year changes in company-wide performance-based compensation that was earned in 2021 and paid in the first quarter of 2022, compared with no company-wide performance-based compensation earned in 2022 and paid in the first quarter of 2023.

Net cash used in investing activities was $58 million for the fiscal year ended December 30, 2023, compared with $71 million in 2022. Investing activities in 2023 included $57 million of property and equipment purchases, compared with $69 million last year.

Net cash provided by financing activities was $68 million for the fiscal year ended December 30, 2023, compared with $34 million in 2022. During the fiscal year ended December 30, 2023, the Company repurchased $4 million of its common stock (in connection with the vesting of employee restricted stock grants), compared with $64 million in 2022 (based on settlement dates, $55 million under its Board-approved share repurchase program and $9 million in connection with the vesting of employee restricted stock grants). Short-term borrowings increased by $73 million during 2023 due to a $80 million increase in borrowings under its credit facility to $540 million, offset by a $6 million decrease in book overdrafts which are included in the net change in short-term borrowings. Short-term borrowings increased by $98 million during 2022 due to a $77 million increase in borrowings under its credit facility to $460 million, in addition to a $21 million increase in book overdrafts. Financing activities for both years reflect the cash proceeds from the exercise of employee stock options.

47 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

In the second quarter of fiscal 2022, the Company suspended share repurchases under its Board-approved share repurchase program. During 2022, the Company repurchased 1.0 million shares at a cost of $55 million (based on trade dates, $57.46 per share). As of December 30, 2023, the remaining authorization under its Board-approved share repurchase program was $348 million. There is no expiration date governing the period over which the Company can repurchase shares.

The Company amended the Credit Agreement on October 26, 2022. The amendment, among other things, (a) provides relief from the requirement that the Net Leverage Ratio not exceed 3.75x for certain corporate actions including Permitted Capital Distributions for Performance or Taxes (as defined in the Credit Agreement) and certain acquisition activity; (b) increased the permissible Net Leverage Ratio to 5.0x for the three consecutive quarterly reporting periods ending July 1, 2023; (c) increased the commitment fee rate to 50 basis points and the margin applicable to interest rates for all borrowings by an additional 50 basis points, in each case if the net leverage ratio is greater than or equal to 4.5x; and (d) replaces the option to borrow at an interest rate based on London Interbank Offered Rate (LIBOR) to one based on a Term SOFR Rate. The Term SOFR Rate equals the sum of (x) the Term SOFR Screen Rate (as defined in the Credit Agreement) for the applicable interest period (but in no event less than zero), plus (y) 0.10%, plus (z) the margin based on Sleep Number’s net leverage ratio.

The Company amended the Credit Agreement on July 24, 2023. The amendment, among other things, extends the increased permissible Net Leverage Ratio to 5.0x to include the quarterly reporting period ending September 30, 2023. For the quarterly reporting period ending December 30, 2023, and subsequent quarterly reporting periods, the Maximum Leverage Ratio will be 4.5x.

The Company amended the Credit Agreement on November 2, 2023. This Tenth Amendment, among other things: (a) decreased the total aggregate commitment under the Credit Agreement from $825 million to $685 million; (b) decreased the $625 million revolving loan commitment to $485 million; (c) decreased the accordion from $400 million to $342.5 million; (d) increased the Applicable Commitment Fee Rate to 50 basis points when the Net Leverage Ratio is greater than or equal to 3.50 to 1.00 (as each is defined in the Credit Agreement); (e) increased the Applicable Margin by 25 to 75 basis points for each respective range of Net Leverage Ratios (as each is defined in the Credit Agreement); (f) deemed the Company’s Net Leverage Ratio as greater than or equal to 4.00 to 1.00 but less than 4.50 to 1.00 as of the Tenth Amendment effective date to set pricing for the Applicable Commitment Fee Rate and Applicable Margin until receipt of the compliance certificate for the quarterly reporting period ending December 30, 2023; (g) amends the definition of Consolidated EBITDA (as defined in the Credit Agreement) to include cash add backs, capped at $30 million for the quarterly reporting periods ending December 30, 2023, March 30, 2024, June 29, 2024, September 28, 2024, and December 28, 2024 and capped at $20 million for each quarterly reporting period ending thereafter; (h) amends the definitions of each of Net Leverage Ratio and Senior Secured Leverage Ratio (as each is defined in the Credit Agreement) to include the total operating lease liabilities of borrower, as calculated in accordance with ASC 842 accounting guidance (as of the end of the most recently completed quarterly reporting period) replacing the prior language of six multiplied by Consolidated Rent Expense (for the most recently completed four quarterly reporting periods); (i) adjusts the permissible maximum Net Leverage Ratio (as defined in the Credit Agreement) to (I) 5.00 to 1.00 for the quarterly reporting periods ending December 30, 2023 and March 30, 2024, (II) 5.50 to 1.00 for the quarterly reporting period ending June 29, 2024, (III) 5.00 to 1.00 for the quarterly reporting period ending September 28, 2024, (IV) 4.80 to 1.00 for the quarterly reporting period ending December 28, 2024, and (V) 4.00 to 1.00 for each quarterly reporting period occurring thereafter; (j) adjusts the permissible maximum Interest Coverage Ratio (as defined in the Credit Agreement) to (I) 1.50 to 1.00 for the quarterly reporting periods ending December 30, 2023 and March 30, 2024, (II) 1.25 to 1.00 for the quarterly reporting period ending June 29, 2024, (III) 1.50 to 1.00 for the quarterly reporting periods ending September 28, 2024 and December 28, 2024, and (IV) 3.00 to 1.00 for each quarterly reporting period occurring thereafter; and (k) decreased the requisite Net Leverage Ratio from 3.75 to 1.00 down to 3.00 to 1.00 (under the new applicable definitions) before any Acquisitions (with the exception of the Specified Acquisition) or Restricted Payments (as each is defined in the Credit Agreement) may be made. A fee for the amendment is payable to the approving lenders in an amount equal to 20 basis points multiplied by the sum of such lender's Revolving Credit Commitment and outstanding Term Loans (as each is defined in the Credit Agreement). The foregoing description of the Tenth Amendment is qualified in its entirety by reference to the complete terms of the Tenth Amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

As of December 30, 2023, the Company had $540 million of borrowings under its revolving credit facility, $7 million in outstanding letters of credit and net liquidity available under the credit facility of $138 million. At December 30, 2023, the company’s leverage ratio as defined in the credit agreement was 4.1x versus the permissible net leverage ratio of

48 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

5.0x, the weighted-average interest rate on borrowings under the credit facility was 8.5% and the Company was in compliance with all financial covenants.

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

In addition, if actual results are not consistent with the assumptions used, the stock-based compensation expense reported in its financial statements may not be representative of the actual economic cost of the stock-based compensation. Finally, if the actual forfeiture rates, or the actual achievement of performance targets, are not consistent with the assumptions used, the Company could experience future earnings adjustments.

A 10% change in its stock-based compensation expense for the year ended December 30, 2023, would have affected net (loss) income by approximately $1.1 million in 2023.

49 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

A 10% change in its warranty liability at December 30, 2023, would have affected net (loss) income by approximately $0.7 million in 2023.

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

A 10% change in its sales returns allowance at December 30, 2023 would have affected net (loss) income by approximately $1.7 million in 2023.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in market-based short-term interest rates that will impact its net interest expense. If overall interest rates were one percentage point higher than current rates, its annual net (loss) income would decrease by $4.1 million based on the $540 million of borrowings under its credit facility at December 30, 2023. The Company does not manage its interest-rate volatility risk through the use of derivative instruments.

50 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sleep Number Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sleep Number Corporation and subsidiaries (the "Company") as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 30, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Warranty Liability - Refer to “Note 1 -Warranty Liabilities”

Critical Audit Matter Description

The Company provides a limited warranty on most products sold. The estimated warranty liabilities, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred and the assumptions are adjusted for any current trends as appropriate. As of December 30, 2023, the Company has warranty liabilities of $8.5 million.

51 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

•We evaluated the methods and assumptions used by management to estimate the warranty liabilities by:

•Testing the underlying data that served as the basis for the estimate, to test that the inputs to the estimate were reasonable and to test the mathematical accuracy of the calculation.

•Developing an expectation of warranty liabilities and comparing it to the recorded balance.

•Comparing management’s prior-year assumption of expected claim rates to actuals incurred during the year to evaluate management’s ability to estimate the warranty liabilities.

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 23, 2024

We have served as the Company’s auditor since 2010.

52 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sleep Number Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sleep Number Corporation and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/  DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 23, 2024

53 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 30, 2023 and December 31, 2022
(in thousands, except per share amounts)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,539	$1,792
Accounts receivable, net of allowances of $1,437 and $1,267, respectively	26,859	26,005
Inventories	115,433	114,034
Prepaid expenses	16,660	16,006
Other current assets	44,637	39,921
Total current assets	206,128	197,758

Non-current assets:
Property and equipment, net	179,503	200,605
Operating lease right-of-use assets	395,411	397,755
Goodwill and intangible assets, net	66,634	68,065
Deferred income taxes	20,253	7,958
Other non-current assets	82,951	81,795
Total assets	$950,880	$953,936

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$539,500	$459,600
Accounts payable	135,901	176,207
Customer prepayments	49,143	73,181
Accrued sales returns	22,402	25,594
Compensation and benefits	28,273	31,291
Taxes and withholding	17,134	23,622
Operating lease liabilities	81,760	79,533
Other current liabilities	61,958	60,785
Total current liabilities	936,071	929,813
Non-current liabilities:
Operating lease liabilities	351,394	356,879
Other non-current liabilities	105,343	105,421
Total liabilities	1,392,808	1,392,113
Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,235 and 22,014 shares issued and outstanding, respectively	222	220
Additional paid-in capital	16,716	5,182
Accumulated deficit	(458,866)	(443,579)
Total shareholders’ deficit	(441,928)	(438,177)
Total liabilities and shareholders’ deficit	$950,880	$953,936

See accompanying notes to consolidated financial statements.

54 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(in thousands, except per share amounts)

	2023	2022	2021
Net sales	$1,887,482	$2,114,297	$2,184,949
Cost of sales	798,952	912,001	866,102
Gross profit	1,088,530	1,202,296	1,318,847

Operating expenses:
Sales and marketing	847,442	919,629	905,359
General and administrative	146,621	153,266	161,412
Research and development	55,797	61,521	58,540
Restructuring costs	15,728	—	—
Total operating expenses	1,065,588	1,134,416	1,125,311
Operating income	22,942	67,880	193,536
Interest expense, net	42,695	18,985	6,245
(Loss) income before income taxes	(19,753)	48,895	187,291
Income tax (benefit) expense	(4,466)	12,285	33,545
Net (loss) income	$(15,287)	$36,610	$153,746

Basic net (loss) income per share:
Net (loss) income per share – basic	$(0.68)	$1.63	$6.40
Weighted-average shares – basic	22,429	22,396	24,038

Diluted net (loss) income per share:
Net (loss) income per share – diluted	$(0.68)	$1.60	$6.16
Weighted-average shares – diluted	22,429	22,852	24,947

See accompanying notes to consolidated financial statements.

55 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at January 2, 2021	25,390	$254	$—	$(224,232)	$(223,978)
Net income	—	—	—	153,746	153,746
Exercise of common stock options	174	2	4,439	—	4,441
Stock-based compensation	369	4	23,210	—	23,214
Repurchases of common stock	(3,250)	(33)	(23,678)	(358,665)	(382,376)
Balance at January 1, 2022	22,683	$227	$3,971	$(429,151)	$(424,953)
Net income	—	—	—	36,610	36,610
Exercise of common stock options	48	—	1,131	—	1,131
Stock-based compensation	405	4	13,219	—	13,223
Repurchases of common stock	(1,122)	(11)	(13,139)	(51,038)	(64,188)
Balance at December 31, 2022	22,014	$220	$5,182	$(443,579)	$(438,177)
Net loss	—	—	—	(15,287)	(15,287)
Exercise of common stock options	20	—	428	—	428
Stock-based compensation	335	3	14,852	—	14,855
Repurchases of common stock	(134)	(1)	(3,746)	—	(3,747)
Balance at December 30, 2023	22,235	$222	$16,716	$(458,866)	$(441,928)

See accompanying notes to consolidated financial statements.

56 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 30, 2023, December 31, 2022 and January 1, 2022
(in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(15,287)	$36,610	$153,746
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	74,043	67,401	60,394
Stock-based compensation	14,855	13,223	23,214
Net loss on disposals and impairments of assets	2,898	291	37
Deferred income taxes	(12,295)	(8,646)	446
Changes in operating assets and liabilities:
Accounts receivable	(854)	(287)	6,153
Inventories	(1,399)	(11,560)	(24,282)
Income taxes	(5,969)	1,356	(3,066)
Prepaid expenses and other assets	(5,220)	19,379	(13,836)
Accounts payable	(28,934)	(4,743)	54,405
Customer prepayments	(24,038)	(56,318)	57,482
Accrued compensation and benefits	(2,943)	(19,821)	(24,790)
Other taxes and withholding	(519)	179	1,814
Other accruals and liabilities	(3,366)	(926)	8,293
Net cash (used in) provided by operating activities	(9,028)	36,138	300,010

Cash flows from investing activities:
Purchases of property and equipment	(57,056)	(69,454)	(66,900)
Proceeds from sales of property and equipment	21	49	257
Issuance of notes receivable	(1,317)	—	—
Investment in non-marketable equity securities	—	(1,202)	—
Net cash used in investing activities	(58,352)	(70,607)	(66,643)

Cash flows from financing activities:
Repurchases of common stock	(3,747)	(64,188)	(382,376)
Net increase in short-term borrowings	73,463	97,647	145,473
Proceeds from issuance of common stock	428	1,131	4,441
Debt issuance costs	(2,017)	(718)	(2,759)
Net cash provided by (used in) financing activities	68,127	33,872	(235,221)

Net increase (decrease) in cash and cash equivalents	747	(597)	(1,854)
Cash and cash equivalents, at beginning of period	1,792	2,389	4,243
Cash and cash equivalents, at end of period	$2,539	$1,792	$2,389

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$13,716	$19,792	$36,305
Interest paid	$40,570	$16,918	$5,438
Purchases of property and equipment included in accounts payable	$6,670	$11,707	$13,968
See accompanying notes to consolidated financial statements.

57 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends were as follows: fiscal 2023 ended December 30, 2023; fiscal 2022 ended December 31, 2022; and fiscal 2021 ended January 1, 2022. Fiscal 2023, 2022 and 2021 each had 52 weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in the consolidated balance sheets and in net increase (decrease) in short-term borrowings in the financing activities section of the Company’s consolidated statements of cash flows. Book overdrafts totaled $30 million and $36 million at December 30, 2023 and December 31, 2022, respectively.

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

58 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Inventories

Inventories include materials, labor and overhead and are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The Company reviews inventory quantities on hand and record reserves for obsolescence based on historical selling prices, current market conditions and forecasted product demand, to reduce inventory to net realizable value.

Property and Equipment

Property and equipment, carried at cost, is depreciated using the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts with any resulting gain or loss included in net (loss) income in the consolidated statements of operations. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful life are capitalized.

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

Asset Impairment Charges

Long-lived Assets and Definite-lived Intangible Assets - the Company reviews its long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating long-lived assets for potential impairment, the Company first compares the carrying value of the asset to the estimated future cash flows (undiscounted and without interest charges - plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the asset, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. When the Company recognizes an impairment loss, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. The Company reviews retail store assets for potential impairment based on historical cash flows, lease termination provisions and expected future retail store operating results. If the Company recognizes an impairment loss for a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis and will be depreciated (amortized) over the remaining useful life of that asset.

Goodwill and Indefinite-lived Intangible Assets - goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually or when there are indicators of impairment using a fair value approach. The goodwill impairment test involves a comparison of the fair value of a reporting unit with its carrying value. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and the Company’s market capitalization. The Company has only one reporting unit, which has a negative carrying value. The reporting unit had a goodwill balance of $64 million at December 30, 2023 and December 31, 2022. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of an asset with its fair value. If the

59 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. Based on the Company’s 2023 assessments, it determined there was no impairment.

Other Investments

The Company has an investment in non-marketable equity securities of $1.2 million at December 30, 2023. This investment was made in a strategic product-development partner and is included in other non-current assets in the consolidated balance sheet. Non-marketable equity securities are equity securities without readily determinable fair value that are measured and recorded using a measurement alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.

Warranty Liabilities

The Company provides a limited warranty on most of the products it sells. The estimated warranty costs, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred by the Company and are adjusted for any current trends as appropriate. The majority of the Company’s warranty claims are incurred within the first year. The Company’s warranty liability contains uncertainties because its warranty obligations cover an extended period of time and require management to make estimates for claim rates and the projected cost of materials and freight associated with sending replacement parts to customers. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs. The warranty liabilities are included in other current liabilities and other non-current liabilities in the consolidated balance sheet.

The Company classifies as non-current those estimated warranty costs expected to be paid out in greater than one year. The activity in the accrued warranty liabilities account was as follows (in thousands):

	2023	2022	2021
Balance at beginning of period	$8,997	$10,069	$12,152
Additions charged to costs and expenses for current-year sales	15,939	16,694	16,732
Deductions from reserves	(16,438)	(17,157)	(18,134)
Change in liabilities for pre-existing warranties during the current year, including expirations	5	(609)	(681)
Balance at end of period	$8,503	$8,997	$10,069

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

60 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Shareholders’ Deficit

Dividends

The Company is not restricted from paying cash dividends under the Credit Agreement so long as it is not in default under the Credit Agreement, the Company’s leverage ratio (as defined in the Credit Agreement) after giving effect to such restricted payments (as defined in the Credit Agreement) would not exceed 3.00:1.00 and no default or event of default (as defined in the Credit Agreement) would result therefrom. At December 30, 2023, the Company exceeded the 3.00:1.00 leverage ratio. However, Sleep Number has not historically paid, and has no current plans to pay, cash dividends on the Company’s common stock.

Share Repurchases

At December 30, 2023, there was $348 million remaining authorization under the $600 million board-approved share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares. Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to accumulated deficit.

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

Sleep Number beds sold with SleepIQ technology contain multiple performance obligations including the bed, and SleepIQ hardware and software. The Company analyzes its multiple performance obligation(s) to determine whether they are distinct and can be separated or whether they must be accounted for as a single performance obligation. The Company determined that beds sold with the SleepIQ technology have two performance obligations consisting of: (i) the bed; and (ii) SleepIQ hardware and software. SleepIQ hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware’s functionality. The Company determined the transaction price for multiple performance obligations based on their relative standalone selling prices. The performance obligation related to the bed is satisfied at a point in time. The performance obligation related to SleepIQ technology is satisfied over time based on the ongoing access and usage by the customer of software essential to the functionality of SleepIQ technology. The deferred revenue and costs related to SleepIQ technology are recognized on a straight-line basis over the estimated period of benefit to the customer of 4.5 to 5.0 years because its inputs are generally expended evenly throughout the performance period.

See Note 9, Revenue Recognition, for additional information on revenue recognition and sales returns.

61 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

Leases

The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of future lease payments over the lease term. The Company elected the option to not separate lease and non-lease components for all of its leases. Most of the Company’s leases do not provide an implicit interest rate nor is the rate available to it from its lessors. As an alternative, the Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, including publicly available data, in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet as an ROU asset or operating lease liability. The Company recognizes operating lease costs for these short-term leases, primarily small equipment leases, on a straight-line basis over the lease term. At December 30, 2023, the Company’s finance lease ROU assets and associated lease liabilities were not significant.

See Note 7, Leases, for further information regarding the Company’s operating leases.

Pre-opening Costs

Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.

Advertising Costs

The Company incurs advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $272 million, $309 million and $323 million in 2023, 2022 and 2021, respectively and is included in sales and marketing expenses on the consolidated statement of

62 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
operations. Advertising costs deferred and included in prepaid expenses in the consolidated balance sheet were not significant at December 30, 2023 or December 31, 2022, respectively.
Insurance

The Company is self-insured for certain losses related to health and workers’ compensation claims, although the Company obtains third-party insurance coverage to limit exposure to these claims. The Company estimates its self-insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. The Company’s self-insurance liability was $13 million at both December 30, 2023 and December 31, 2022. At December 30, 2023 and December 31, 2022, $8 million and $9 million, respectively was included in current liabilities: compensation and benefits in the consolidated balance sheets and $5 million and $4 million, respectively, were included in other non-current liabilities in the consolidated balance sheets.

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

Stock-based Compensation

The Company compensates officers, directors and key employees with stock-based compensation under stock plans approved by its shareholders and administered under the supervision of the Company’s Board of Directors (Board). At December 30, 2023, a total of 1.2 million shares were available for future grant. These plans include non-qualified stock options and stock awards.

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

63 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

Certain time-based stock awards have a performance condition (performance-based). The final number of shares earned for performance-based stock awards and the related compensation expense is adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately be awarded range from 0% - 200% of the targeted amount for the 2023, 2022 and 2021 awards. The Company evaluates the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance-based stock awards granted in 2023, 2022 and 2021, the performance targets are based on growth in net sales and in operating profit, and the performance periods are fiscal 2023 through 2025, 2022 through 2024 and fiscal 2021 through 2023, respectively.

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

64 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Net (Loss) Income Per Share

The Company calculates basic net (loss) income per share by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. It calculates diluted net (loss) income per share based on the weighted-average number of common shares outstanding adjusted by the number of potentially dilutive common shares as determined by the treasury stock method. Potentially dilutive shares consist of stock options and stock awards.

Sources of Supply

The Company currently obtains materials and components used to produce its beds from outside sources. As a result, the Company is dependent upon suppliers that in some instances, are its sole source of supply, or supply the vast majority of the particular component or material. The Company continuously evaluates opportunities to dual-source key components and materials. The failure of one or more of the Company’s suppliers to provide it with materials or components on a timely basis could significantly impact the consolidated results of operations and net (loss) income per share. While the Company believes that these materials and components, or suitable replacements, could be obtained from other sources in the event of a disruption or loss of supply, it may not be able to find alternative sources of supply or alternative sources of supply on comparable terms and an unexpected loss of supply over a short period of time may not allow the Company to replace these sources in the ordinary course of business.

(2) Fair Value Measurements

At December 30, 2023 and December 31, 2022, the Company had $19 million and $17 million, respectively, of debt and equity securities that fund its deferred compensation plan and are classified in other non-current assets. The Company also had corresponding deferred compensation plan liabilities of $19 million and $17 million, at December 30, 2023 and December 31, 2022, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable it to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

(3) Inventories

Inventories consisted of the following (in thousands):

	December 30, 2023	December 31, 2022
Raw Materials	$9,092	$7,785
Work in Progress	92	102
Finished goods	106,249	106,147
	$115,433	$114,034

Finished goods inventories consisted of the following (in thousands):

	December 30, 2023	December 31, 2022
Finished beds, including deliveries in-transit to those customers who have utilized home delivery services	$39,235	$36,708
Finished components that were ready for assembly for the completion of beds	46,179	45,722
Retail accessories	20,835	23,717
	$106,249	$106,147

65 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 30, 2023	December 31, 2022
Leasehold improvements	$143,006	$140,344
Furniture and equipment	158,309	151,202
Production machinery, computer equipment and software	306,972	287,834
Construction in progress	6,552	11,568
Less: Accumulated depreciation and amortization	(435,336)	(390,343)
	$179,503	$200,605
Depreciation for 2023, 2022 and 2021 was $71 million, $64 million and $57 million, respectively.

(5) Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at December 30, 2023 and December 31, 2022. Indefinite-lived trade name/trademarks totaled $1.4 million at December 30, 2023 and December 31, 2022.

Definite-lived Intangible Assets

	December 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$18,851	$18,851	$17,641
Patents	1,972	780	1,972	559
	$20,823	$19,631	$20,823	$18,200

Amortization expense for developed technologies was $1.2 million, $2.0 million and $2.0 million in 2023, 2022 and 2021, respectively.
Amortization expense for patents was $0.2 million, in each of 2023, 2022 and 2021.

Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2024	$222
2025	226
2026	222
2027	222
2028	155
Thereafter	145
Total future amortization for definite-lived intangible assets	$1,192

66 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(6) Credit Agreement

As of December 30, 2023, the Company’s credit facility had a total commitment amount of $685 million. The credit facility is for general corporate purposes, to meet seasonal working capital requirements and to repurchase its stock. The Credit Agreement includes an accordion feature which allows the Company to increase the amount of the credit facility from $685 million to $1.0 billion, subject to lenders’ approval. The Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum net leverage ratio and a minimum interest coverage ratio.

The Company amended the Credit Agreement on October 26, 2022. The amendment, among other things: (a) provided relief from the requirement that the net leverage ratio not exceed 3.75x for certain corporate actions including Permitted Capital Distributions for Performance or Taxes (as defined in the Credit Agreement) and certain acquisition activity; (b) increased the permissible net leverage ratio to 5.0x for the three consecutive quarterly reporting periods ending July 1, 2023; (c) increased the commitment fee rate to 50 basis points and the margin applicable to interest rates for all borrowings by an additional 50 basis points, in each case if the net leverage ratio is greater than or equal to 4.5x; and (d) replaces the option to borrow at an interest rate based on London Interbank Offered Rate (LIBOR) to one based on a Term SOFR Rate. The Term SOFR Rate equals the sum of (x) the Term SOFR Screen Rate (as defined in the Credit Agreement) for the applicable interest period (but in no event less than zero), plus (y) 0.10%, plus (z) the margin based on Sleep Number’s net leverage ratio.

The Company amended the Credit Agreement on July 24, 2023. The amendment, among other things, extended the increased permissible Net Leverage Ratio to 5.0x to include the quarterly reporting period ending September 30, 2023. For the quarterly reporting period ending December 30, 2023, and subsequent quarterly reporting periods, the Maximum Leverage Ratio will be 4.5x.

The Company amended the Credit Agreement on November 2, 2023. The amendment, among other things: (a) decreased the total aggregate commitment under the Credit Agreement from $825 million to $685 million; (b) decreased the $625 million revolving loan commitment to $485 million; (c) decreased the accordion from $400 million to $342.5 million; (d) increased the Applicable Commitment Fee Rate to 50 basis points when the Net Leverage Ratio is greater than or equal to 3.50 to 1.00 (as each is defined in the Credit Agreement); (e) increased the Applicable Margin by 25 to 75 basis points for each respective range of Net Leverage Ratios (as each is defined in the Credit Agreement); (f) deemed the Company’s Net Leverage Ratio as greater than or equal to 4.00 to 1.00 but less than 4.50 to 1.00 as of the amendment effective date to set pricing for the Applicable Commitment Fee Rate and Applicable Margin until receipt of the compliance certificate for the quarterly reporting period ending December 30, 2023; (g) amended the definition of Consolidated EBITDA (as defined in the Credit Agreement) to include cash add backs, capped at $30 million for the quarterly reporting periods ending December 30, 2023, March 30, 2024, June 29, 2024, September 28, 2024, and December 28, 2024 and capped at $20 million for each quarterly reporting period ending thereafter; (h) amended the definitions of each of Net Leverage Ratio and Senior Secured Leverage Ratio (as each is defined in the Credit Agreement) to include the total operating lease liabilities of borrower, as calculated in accordance with ASC 842 accounting guidance (as of the end of the most recently completed quarterly reporting period) replacing the prior language of six multiplied by Consolidated Rent Expense (for the most recently completed four quarterly reporting periods); (i) adjusted the permissible maximum Net Leverage Ratio (as defined in the Credit Agreement) to (I) 5.00 to 1.00 for the quarterly reporting periods ending December 30, 2023 and March 30, 2024, (II) 5.50 to 1.00 for the quarterly reporting period ending June 29, 2024, (III) 5.00 to 1.00 for the quarterly reporting period ending September 28, 2024, (IV) 4.80 to 1.00 for the quarterly reporting period ending December 28, 2024, and (V) 4.00 to 1.00 for each quarterly reporting period occurring thereafter; (j) adjusted the permissible maximum Interest Coverage Ratio (as defined in the Credit Agreement) to (I) 1.50 to 1.00 for the quarterly reporting periods ending December 30, 2023 and March 30, 2024, (II) 1.25 to 1.00 for the quarterly reporting period ending June 29, 2024, (III) 1.50 to 1.00 for the quarterly reporting periods ending September 28, 2024 and December 28, 2024, and (IV) 3.00 to 1.00 for each quarterly reporting period occurring thereafter; and (k) decreased the requisite Net Leverage Ratio from 3.75 to 1.00 down to 3.00 to 1.00 (under the new applicable definitions) before any Acquisitions (with the exception of the Specified Acquisition) or Restricted Payments (as each is defined in the Credit Agreement) may be made. A fee for the amendment was payable to the approving lenders in an amount equal to 20 basis points multiplied by the sum of such lender's Revolving Credit Commitment and outstanding Term Loans (as each is defined in the Credit Agreement).

67 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Under the terms of the Credit Agreement, the Company pays a variable rate of interest and a commitment fee based on its leverage ratio. The Credit Agreement matures in December 2026. The Company was in compliance with all financial covenants as of December 30, 2023.

The following tables summarizes the Company’s borrowings under the credit facility ($ in thousands):

	December 30, 2023	December 31, 2022
Outstanding borrowings	$539,500	$459,600
Outstanding letters of credit	$7,147	$5,947
Additional borrowing capacity	$138,353	$359,453
Weighted-average interest rate	8.5%	6.7%

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

At December 30, 2023, the Company’s finance lease right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	2023	2022	2021
Operating lease costs(1)	$113,510	$109,766	$99,474
Variable lease costs	$278	$877	$2,205
____________________
(1)Includes short-term lease costs which are not significant.

68 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
The maturities of operating lease liabilities as of December 30, 2023, were as follows(1) (in thousands):

2024	$106,670
2025	97,359
2026	85,276
2027	69,744
2028	57,767
Thereafter	103,541
Total operating lease payments(2)	520,357
Less: Interest	87,203
Present value of operating lease liabilities	$433,154
___________________
(1)Total operating lease payments exclude $25 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $82 million for operating lease liabilities.

Other information related to operating leases was as follows:

	December 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	5.9	6.2
Weighted-average discount rate	6.5%	6.2%

(in thousands)	2023	2022	2021
Cash paid for amounts included in present value of operating lease liabilities	$108,294	$99,819	$90,198
Right-of-use assets obtained in exchange for operating lease liabilities	$69,396	$82,117	$109,000

(8) Shareholders’ Deficit

Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	2023	2022	2021
Stock awards(1)	$11,053	$9,471	$20,216
Stock options	3,802	3,752	2,998
Total stock-based compensation expense(1)	14,855	13,223	23,214
Income tax benefit	3,476	3,319	5,722
Total stock-based compensation expense, net of tax	$11,379	$9,904	$17,492
____________________
(1)    Changes in annual stock-based compensation expense includes the cumulative impact of the change in the expected achievements of certain performance targets.

69 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Stock Options

A summary of the Company’s stock option activity was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2022	787	$46.02	6.1	$829
Granted	305	27.30
Exercised	(20)	21.43
Canceled/Forfeited	(26)	55.69
Outstanding at December 30, 2023	1,046	$40.80	6.2	$—
Exercisable at December 30, 2023	654	$42.08	4.5	$—
Vested and expected to vest at December 30, 2023	1,014	$40.87	6.1	$—
____________________
(1)    Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.

Other information pertaining to options was as follows (in thousands, except per share amounts):

	2023	2022	2021
Weighted-average grant date fair value of stock options granted	$16.41	$30.22	$71.93
Total intrinsic value (at exercise) of stock options exercised	$298	$1,298	$16,003

Cash received from the exercise of stock options for the fiscal year ended December 30, 2023 was $0.4 million. The Company’s tax benefit related to the exercise of stock options for the fiscal year ended December 30, 2023 was $0.1 million.

At December 30, 2023, there was $5.2 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.9 years.

The assumptions used to calculate the fair value of options granted using the Black-Scholes-Merton option-pricing model were as follows:

Valuation Assumptions	2023	2022	2021
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	64%	57%	58%
Risk-free interest rate	3.8%	2.2%	0.9%
Expected term (years)	5.7	5.3	5.2

70 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Stock Awards

Stock award activity was as follows (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted-Average Grant Date Fair Value	Performance- Based Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	261	$61.88	501	$66.33
Granted	304	26.10	440	28.85
Vested	(127)	57.10	(201)	36.84
Canceled/Forfeited	(41)	48.64	(41)	61.15
Outstanding at December 30, 2023	397	$37.38	699	$51.74

At December 30, 2023, there was $8.7 million of unrecognized compensation expense related to non-vested time-based stock awards, which is expected to be recognized over a weighted-average period of 1.7 years, and $7.8 million of unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.

Repurchases of Common Stock

Repurchases of the Company’s common stock were as follows (in thousands):

	2023	2022	2021
Amount repurchased under Board-approved share repurchase program	$—	$54,868	$364,479
Amount repurchased in connection with the vesting of employee restricted stock grants	3,747	9,320	17,897
Total amount repurchased (based on trade dates)	$3,747	$64,188	$382,376

As of December 30, 2023, the remaining authorization under the Board-approved $600 million share repurchase program was $348 million.

Net (Loss) Income per Common Share

The components of basic and diluted net (loss) income per share were as follows (in thousands, except per share amounts):

	2023	2022	2021
Net (loss) income	$(15,287)	$36,610	$153,746
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,429	22,396	24,038
Dilutive effect of stock-based awards	—	456	909
Diluted weighted-average shares outstanding	22,429	22,852	24,947
Net (loss) income per share – basic	$(0.68)	$1.63	$6.40
Net (loss) income per share – diluted	$(0.68)	$1.60	$6.16

Additional potential dilutive stock-based awards totaling 1.3 million, 0.6 million and 0.9 million for 2023, 2022 and 2021, respectively, have been excluded from the diluted net (loss) income per share calculations because these stock-based awards were anti-dilutive. For 2023, otherwise dilutive stock-based awards of $0.1 million have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on net loss per diluted share.

71 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
(9) Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in the consolidated balance sheets as follows (in thousands):

	December 30, 2023	December 31, 2022
Deferred contract assets included in:
Other current assets	$28,567	$28,121
Other non-current assets	54,795	55,564
	$83,362	$83,685

	December 30, 2023	December 31, 2022
Deferred contract liabilities included in:
Other current liabilities	$36,421	$36,335
Other non-current liabilities	69,098	70,999
	$105,519	$107,334

During the years ended December 30, 2023, December 31, 2022 and January 1, 2022 the Company recognized revenue of $36 million, $34 million and $29 million, respectively, that was included in the deferred contract liability balance at the beginning of the year.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of the Company’s revenues for 2023, 2022 and 2021.

Net sales consisted of the following (in thousands):

	2023	2022	2021
Retail stores	$1,639,073	$1,823,617	$1,904,037
Online, phone, chat and other	248,409	290,680	280,912
Total Company	$1,887,482	$2,114,297	$2,184,949

Obligation for Sales Returns

The activity in the sales returns liability account for 2023 and 2022 was as follows (in thousands):

	2023	2022
Balance at beginning of year	$25,594	$22,368
Additions that reduce net sales	109,153	103,477
Deduction from reserves	(112,345)	(100,251)
Balance at end of period	$22,402	$25,594

(10) Profit Sharing and 401(k) Plan

Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, the Company makes a contribution equal to a percentage of the employee’s contribution. During 2023, 2022 and 2021, the Company’s contributions, net of forfeitures, were $10 million, $10 million and $7 million, respectively.

72 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
(11) Restructuring Costs

In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives. In addition to the costs incurred in 2023, the Company expects an additional $12 million of restructuring costs to be incurred in 2024, including product value engineering, service simplification, streamlining suppliers and re-prioritizing spend to accelerate near-term growth and efficiency. Charges incurred related to this initiative in 2023 were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the Company’s consolidated statement of operations.

During the fourth quarter of fiscal 2023, the Company recognized $15.7 million of restructuring costs, as follows (in thousands):

2023
Cash restructuring costs:
Contract termination costs (1)	$7,410
Severance and employee-related benefits	4,966
Professional fees and other	1,110
Total cash restructuring costs	13,486
Non-cash restructuring costs:
Asset impairments (2)	2,242
Total restructuring costs	$15,728
____________________
(1)Primarily comprised of lease termination costs.
(2) Includes impairments of both lease right-of-use assets and property and equipment.

The following table provides the activity in the Company’s restructuring related liabilities, which are included within accounts payable, compensation and benefits and other current liabilities on the consolidated balance sheet (in thousands):

2023
Balance at December 31, 2022	$—
Expenses	13,486
Cash payments	(4,766)
Balance at December 30, 2023	$8,720

(12) Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	2023	2022	2021
Current:
Federal	$5,474	$15,518	$17,019
State	3,106	5,174	4,568
	8,580	20,692	21,587
Deferred:
Federal	(10,151)	(7,264)	10,954
State	(2,895)	(1,143)	1,004
	(13,046)	(8,407)	11,958
Income tax (benefit) expense	$(4,466)	$12,285	$33,545

73 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The following table provides a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	2023	2022	2021
Statutory federal income tax	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(3.5)	6.4	3.0
R&D tax credits	14.1	(5.5)	(1.4)
Return to provision	6.1	0.8	0.1
Investment tax credit	1.1	—	—
Stock-based compensation	(6.2)	(1.2)	(6.3)
Non-deductible compensation	(5.7)	1.7	1.5
Non-deductible expenses	(2.8)	1.3	0.3
Changes in unrecognized tax benefits	(0.5)	(0.4)	(0.1)
Other	(1.0)	1.0	(0.2)
Effective income tax rate	22.6%	25.1%	17.9%

The Company files income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, the Company is subject to examination by federal and state taxing authorities. The Company is no longer subject to federal income tax examinations for years prior to 2020 or state income tax examinations prior to 2019.

Deferred Income Taxes

The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2023	2022
Deferred tax assets:
Stock-based compensation	$7,006	$6,896
Operating lease liabilities	108,952	109,144
Warranty and returns liabilities	6,894	7,881
Net operating loss carryforwards and credits	1,738	2,051
Compensation and benefits	7,484	7,678
Research and development	18,079	13,860
Other	8,931	6,110
Total gross deferred tax assets	159,084	153,620
Valuation allowance	(48)	(615)
Total gross deferred tax assets after valuation allowance	159,036	153,005
Deferred tax liabilities:
Property and equipment	33,772	38,442
Operating lease right-of-use assets	99,351	99,311
Deferred revenue	3,065	4,394
Other	2,595	2,900
Total gross deferred tax liabilities	138,783	145,047
Net deferred tax assets	$20,253	$7,958

At December 30, 2023, the Company had net operating loss carryforwards for federal purposes of $0.4 million, which will expire between 2025 and 2027.

74 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, the Company assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company has provided a $48 thousand valuation allowance resulting primarily from its inability to utilize certain net operating losses.

Unrecognized Tax Benefits

Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Federal and State Tax
	2023	2022	2021
Beginning balance	$3,645	$3,869	$3,912
Increases related to current-year tax positions	753	910	831
Increases related to prior-year tax positions	40	252	4
Decreases related to prior-year tax positions	—	(328)	(33)
Lapse of statute of limitations	(601)	(1,058)	(845)
Settlements with taxing authorities	(166)	—	—
Ending balance	$3,671	$3,645	$3,869

At December 30, 2023 and December 31, 2022, the Company had $3.4 million and $3.2 million, respectively, of unrecognized tax benefits, which if recognized, would affect its effective tax rate. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.

(13) Commitments and Contingencies

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

Purported Class Action Complaint

On December 15, 2023, a former Field Services team member filed a purported class action Complaint in the Superior Court of California, County of Santa Clara, alleging violations of California’s meal and rest break law and additional wage and hour derivative claims under the California Labor Code. While the representative plaintiff was in the Field Services workforce, the Complaint does not limit the purported plaintiff class to that group, but rather extends to all non-exempt Sleep Number employees in the state. The plaintiff alleges that Sleep Number failed to provide compliant meal or rest breaks, failed to pay wages owed due to alleged off the clock work, failed to pay overtime, minimum wage and wages due at termination, thus resulting in inaccurate wage statements, all in violation of California law. The Complaint seeks

75 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
damages in the form of unpaid regular and premium wages, statutory penalties, pre-judgment and post-judgment interest, plaintiffs’ attorneys’ fees and costs.

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

On February 14, 2022, a second purported Sleep Number shareholder, Ricardo Dario Schammas, moved for appointment as lead plaintiff in the action. On March 24, 2022, the District of Minnesota heard argument on Schammas’s motion, and subsequently appointed Steamfitters and Schammas as Co-Lead Plaintiffs (together, Co-Lead Plaintiffs). On July 19, 2022, Co-Lead Plaintiffs filed a consolidated amended complaint, which, like the predecessor complaint, asserts claims against Sleep Number, Shelly Ibach, and David Callen under Sections 10(b) and 20(a) of the Exchange Act. Co- Lead Plaintiffs purport to assert these claims on behalf of all purchasers of Sleep Number common stock between February 18, 2021 and July 20, 2021. On September 19, 2022, Defendants moved to dismiss the consolidated amended complaint, which motion was heard by the Court on January 17, 2023. On July 10, 2023, the Court issued an order dismissing the Plaintiffs’ consolidated amended complaint with prejudice.

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

On September 13, 2022, the District of Minnesota entered a joint stipulation staying all proceedings in the Derivative
Action pending the outcome of any motion to dismiss the Steamfitters consolidated amended complaint. On July 10, 2023, the District of Minnesota in the Steamfitters case dismissed the consolidated amended complaint with prejudice, as noted above. The Plaintiff in the Derivative Action subsequently moved the Court to voluntarily dismiss its the Complaint and on January 22, 2024, the District of Minnesota dismissed the Derivative Action without prejudice.

Stockholder Demand

On March 25, 2022, Sleep Number received a shareholder litigation demand (the “Demand”), requesting that the Board investigate the allegations in the Steamfitters complaint and pursue claims on Sleep Number’s behalf based on those allegations. On May 12, 2022, the Board established a special litigation committee to investigate the demand.

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

76 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

Commitments

As of December 30, 2023, the Company has $35 million of inventory purchase commitments. As part of the normal course of business, there are a limited number of inventory supply contracts that contain penalty provisions for failure to purchase contracted quantities. The Company does not currently expect any material payments under these provisions. At December 30, 2023, the Company had entered into 16 lease commitments primarily for future retail store locations. These lease commitments provide for total lease payments over the next six to 10 years, which if consummated based on current cost estimates, would approximate $25 million over the initial lease term. The future lease payments for these lease commitments have been excluded in the total operating lease payments in Note 7, Leases.

77 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

Management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that its internal control over financial reporting was effective as of December 30, 2023. The report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Fourth Quarter Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

78 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

ITEM 9B. OTHER INFORMATION

During the quarter ended December 30, 2023, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Our Board; Who We Are” and “Our Board; How We are Governed and Govern” in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning the Company’s executive officers is included in Part I of this report under the caption “Information about the Company’s Executive Officers.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Our Pay” in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Provisions Applicable to All Directors and the Board; Related Party Transactions Policy” and “Provisions Applicable to All Directors and the Board; Independence” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” for Deloitte & Touche LLP (PCAOB No. 34) in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference.

79 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

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

(3)    Exhibits

The exhibits to this Report are listed in the Exhibit Index below.

80 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 30, 2023

Exhibit No.	Description
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
4.1
Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 000-25121))

10.1
Lease Agreement dated September 22, 2015 between the Company and Truluck Industries, Inc. (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015 (File No. 000-25121))

10.2
Lease Agreement dated September 30, 1998 between the Company and ProLogis Development Services Incorporated (incorporated by reference to Exhibit 10.28 contained in Sleep Number’s Registration Statement on Form S-1, as amended, filed October 29, 1998 (Reg. No. 333-62793))

10.3
Second Amendment to Lease Agreement dated June 15, 2015 between the Company and CLFP - SLIC 8, L.P. (successor in interest to ProLogis Development Services Incorporated) (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015 (File No. 000-25121))

10.4
Third Amendment to Lease Agreement dated August 27, 2019 between Sleep Number Corporation and IPT SALT LAKE CITY DC II LLC (successor in interest to CLFP – SLIC 8, L.P.) (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019 (File No. 000-25121))

10.5
Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016 (incorporated by reference to Exhibit 10.12 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 000-25121))

10.6
First Amendment, dated June 1, 2017, to Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016 (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2017 (File No. 000-25121))

10.7
Second Amendment, dated May 25, 2023, to Lease Agreement between DCI 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016 (incorporated by reference to Exhibit 10.7 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023 (File No. 000-25121))

10.8†
Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 15, 2013 (File No. 000-25121))

81 | 2022 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.9†
Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 000-25121))

10.10†
Form of Non-Statutory Stock Option Award Agreement (Employee) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019 (File No. 000-25121))

10.11†
Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) under the Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019 (File No. 000-25121))

10.12†
Sleep Number Executive Deferral Plan (incorporated by reference to Exhibit 10.17 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 000-25121))

10.13†
Employment Offer Letter from Sleep Number Corporation to Shelly R. Ibach dated February 9, 2007 (incorporated by reference to Exhibit 10.30 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (File No. 000-25121))

10.14†
Offer Letter dated June 29, 2023 from Sleep Number Corporation to Francis K. Lee (incorporated by reference to Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023 (File No. 000-25121))

10.15*†	Summary of Executive Tax and Financial Planning Program
10.16*†	Sleep Number Corporation Executive Severance Pay Plan
10.17*†	Summary of Non-Employee Director Compensation
10.18
Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014 (File No. 000-25121))(1)

10.19
Fifth Amendment to Retailer Program Agreement, dated July 15, 2022, by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2022 (File No. 000-25121))(2)

10.20
Sixth Amendment to Retailer Program Agreement, dated November 28, 2022, by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023 (File No. 000-25121))

10.21
Seventh Amendment to Retailer Program Agreement, dated August 28, 2023, by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 (File No. 000-25121))

10.22
Eighth Amendment to Retailer Program Agreement, dated October 16, 2023, by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 (File No. 000-25121))(2)

10.23
Ninth Amendment to Retailer Program Agreement, dated October 16, 2023, by and between Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 (File No. 000-25121))(2)

82 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.24
Amended and Restated Credit and Security Agreement, dated as of February 14, 2018 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.29 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (File No. 000-25121))

10.25
First Amendment to Amended and Restated Credit and Security Agreement, dated as of February 11, 2019 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.29 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 000-25121))

10.26
Second Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020 (File No. 000-25121))

10.27
Third Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020 (File No. 000-25121))

10.28
Fourth Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020 (File No. 000-25121))

10.29
Fifth Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021 (File No. 000-25121))

10.30
Sixth Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.35 contained in Sleep Number’s Annual Report on Form 10-K for fiscal year ended January 1, 2022 (File No. 000-25121))

10.31
Seventh Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.36 contained in Sleep Number’s Quarterly Report on Form 10-K for fiscal year ended January 1, 2022 (File No. 000-25121))

10.32
Eighth Amendment to Amended and Restated Credit and Security Agreement(2) (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended October 1, 2022 (File No. 000-25121))

10.33
Ninth Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.6 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended July 1, 2023 (File No. 000-25121))

10.34
Tenth Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2023 (File No. 000-25121))(2)

10.35†	Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 13, 2020 (File No. 000-25121))
10.36†
Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended June 27, 2020 (File No. 000-25121))

10.37†
 Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended June 27, 2020 (File No. 000-25121))

83 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.38†
Form of Non-Statutory Stock Option Award Agreement (Employee) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended June 27, 2020 (File No. 000-25121))

10.39†
Form of Performance Adjusted Restricted Stock Unit Award Agreement (ROIC) (Senior Team) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended June 27, 2020 (File No. 000-25121))

10.40†
Form of Restricted Stock Unit Award Agreement (3-Year Ratable Vest) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended June 27, 2020 (File No. 000-25121))

10.41†
Form of Restricted Stock Unit Award Agreement (3-Year Cliff Vest) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended June 27, 2020 (File No. 000-25121))

10.42†
Form of Non-Statutory Stock Option Award Agreement (Senior Team) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended April 3, 2021 (File No. 000-25121))

10.43†
Form of Performance Adjusted Restricted Stock Unit Award Agreement (ROIC) (Senior Team) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended April 3, 2021 (File No. 000-25121))

10.44†
Form of Restricted Stock Unit Award Agreement 3-Year Ratable) (Sleep Number Labs) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended April 3, 2021 (File No. 000-25121))

10.45†
Form of Restricted Stock Unit Award Agreement 3-Year Cliff Vest) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended April 3, 2021 (File No. 000-25121))

10.46†
Form of Performance Adjusted Restricted Stock Unit Award Agreement under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended April 1, 2023 (File No. 000-25121))

10.47†
Form of Performance Adjusted Restricted Stock Unit Award Agreement (CEO and Executive Team) under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended April 1, 2023 (File No. 000-25121))

10.48†
Sleep Number Corporation Annual Incentive Plan (AIP) Effective January 2, 2023(2) (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended April 1, 2023 (File No. 000-25121))

10.49†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (incorporated by reference to Exhibit 99.1 to Sleep Number’s Registration Statement on Form S-8 filed July 12, 2023 (File No. 000-25121))

10.50†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (First Declaration of Amendment) effective May 30, 2022 (incorporated by reference to Exhibit 99.2 to Sleep Number’s Registration Statement on Form S-8 filed July 12, 2023 (File No. 000-25121))

84 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.51†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (Second Declaration of Amendment) effective January 1, 2022 (incorporated by reference to Exhibit 99.3 to Sleep Number’s Registration Statement on Form S-8 filed July 12, 2023 (File No. 000-25121))

10.52†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (Third Declaration of Amendment) effective as of December 31, 2022 (incorporated by reference to Exhibit 99.4 to Sleep Number’s Registration Statement on Form S-8 filed July 12, 2023 (File No. 000-25121))

10.53
Cooperation Agreement, dated November 7, 2023, between Sleep Number Corporation and Stadium Capital Management, LLC (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed November 7, 2023 (File No. 000-25121))

21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
97.1*†	Sleep Number Corporation Executive Clawback and Forfeiture Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

*    Filed herein.
†    Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

85 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

February 23, 2024	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

	By:	/s/ Francis K. Lee
Francis K. Lee
Chief Financial Officer
(principal financial officer)

	By:	/s/ Joel J. Laing
Joel J. Laing
Chief Accounting Officer
(principal accounting officer)

86 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Shelly R. Ibach, Francis K. Lee and Sam R. Hellfeld, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date or dates indicated.

Name	Title	Date
/s/ Shelly R. Ibach	Chair of the Board	February 23, 2024
Shelly R. Ibach
/s/ Daniel I. Alegre	Director	February 23, 2024
Daniel I. Alegre
/s/ Phillip M. Eyler	Director	February 21, 2024
Phillip M. Eyler
/s/ Stephen L. Gulis, Jr.	Director	February 21, 2024
Stephen L. Gulis, Jr.
/s/ Michael J. Harrison	Director	February 20, 2024
Michael J. Harrison
/s/ Julie M. Howard	Director	February 21, 2024
Julie M. Howard
/s/ Deborah L. Kilpatrick	Director	February 21, 2024
Deborah L. Kilpatrick
/s/ Brenda J. Lauderback	Director	February 21, 2024
Brenda J. Lauderback
/s/ Stephen E. Macadam	Director	February 20, 2024
Stephen E. Macadam
/s/ Barbara R. Matas	Director	February 21, 2024
Barbara R. Matas
/s/ Angel L. Mendez	Director	February 20, 2024
Angel L. Mendez
/s/Hilary A. Schneider	Director	February 22, 2024
Hilary A. Schneider

87 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts
(in thousands)

Description	2023	2022	2021
Allowances for credit losses
Balance at beginning of period	$1,267	$924	$1,046
Additions charged to costs and expenses	1,437	2,294	1,750
Deductions from reserves	(1,267)	(1,951)	(1,872)
Balance at end of period	$1,437	$1,267	$924

88 | 2023 FORM 10-K	SLEEP NUMBER CORPORATION