Form 10-Q
period 2024-03-30
Sleep Number Corp
filed 2024-05-07
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
As of March 30, 2024, 22,326,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	March 30, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$2,068	$2,539
Accounts receivable, net of allowances of $1,090 and $1,437, respectively	21,833	26,859
Inventories	100,904	115,433
Prepaid expenses	20,655	16,660
Other current assets	35,589	44,637
Total current assets	181,049	206,128

Non-current assets:
Property and equipment, net	167,037	179,503
Operating lease right-of-use assets	387,942	395,411
Goodwill and intangible assets, net	66,579	66,634
Deferred income taxes	21,181	20,253
Other non-current assets	84,685	82,951
Total assets	$908,473	$950,880

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$523,500	$539,500
Accounts payable	125,304	135,901
Customer prepayments	50,262	49,143
Accrued sales returns	22,415	22,402
Compensation and benefits	28,296	28,273
Taxes and withholding	16,661	17,134
Operating lease liabilities	81,300	81,760
Other current liabilities	58,454	61,958
Total current liabilities	906,192	936,071

Non-current liabilities:
Operating lease liabilities	343,447	351,394
Other non-current liabilities	104,697	105,343
Total liabilities	1,354,336	1,392,808

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,326 and 22,235 shares issued and outstanding, respectively	223	222
Additional paid-in capital	20,262	16,716
Accumulated deficit	(466,348)	(458,866)
Total shareholders’ deficit	(445,863)	(441,928)
Total liabilities and shareholders’ deficit	$908,473	$950,880

See accompanying notes to condensed consolidated financial statements.

1 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$470,449	$526,527
Cost of sales	194,275	216,262
Gross profit	276,174	310,265

Operating expenses:
Sales and marketing	208,512	230,488
General and administrative	39,079	39,401
Research and development	12,441	14,443
Restructuring costs	10,600	—
Total operating expenses	270,632	284,332
Operating income	5,542	25,933
Interest expense, net	12,299	9,102
(Loss) income before income taxes	(6,757)	16,831
Income tax expense	725	5,366
Net (loss) income	$(7,482)	$11,465

Basic net (loss) income per share:
Net (loss) income per share – basic	$(0.33)	$0.51
Weighted-average shares – basic	22,506	22,296

Diluted net (loss) income per share:
Net (loss) income per share – diluted	$(0.33)	$0.51
Weighted-average shares – diluted	22,506	22,583

See accompanying notes to condensed consolidated financial statements.

2 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 30, 2023	22,235	$222	$16,716	$(458,866)	$(441,928)
Net loss	—	—	—	(7,482)	(7,482)
Exercise of common stock options	—	—	—	—	—
Stock-based compensation	134	1	4,116	—	4,117
Repurchases of common stock	(43)	—	(570)	—	(570)
Balance at March 30, 2024	22,326	$223	$20,262	$(466,348)	$(445,863)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	22,014	$220	$5,182	$(443,579)	$(438,177)
Net income	—	—	—	11,465	11,465
Exercise of common stock options	17	—	389	—	389
Stock-based compensation	271	3	4,636	—	4,639
Repurchases of common stock	(118)	(1)	(3,362)	—	(3,363)
Balance at April 1, 2023	22,184	$222	$6,845	$(432,114)	$(425,047)

See accompanying notes to condensed consolidated financial statements.

3 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net (loss) income	$(7,482)	$11,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,487	18,218
Stock-based compensation	4,117	4,639
Net loss on disposals and impairments of assets	2,500	12
Deferred income taxes	(928)	(3,252)
Changes in operating assets and liabilities:
Accounts receivable	5,026	2,717
Inventories	14,529	(2,747)
Income taxes	1,587	8,736
Prepaid expenses and other assets	5,473	(11,056)
Accounts payable	(2,765)	(574)
Customer prepayments	1,119	(4,639)
Accrued compensation and benefits	30	(593)
Other taxes and withholding	(2,060)	(711)
Other accruals and liabilities	(4,888)	(3,634)
Net cash provided by operating activities	33,745	18,581

Cash flows from investing activities:
Purchases of property and equipment	(9,308)	(15,556)
Issuance of note receivable	(2,942)	—
Net cash used in investing activities	(12,250)	(15,556)

Cash flows from financing activities:
Net decrease in short-term borrowings	(21,396)	(384)
Repurchases of common stock	(570)	(3,363)
Proceeds from issuance of common stock	—	389
Net cash used in financing activities	(21,966)	(3,358)

Net decrease in cash and cash equivalents	(471)	(333)
Cash and cash equivalents, at beginning of period	2,539	1,792
Cash and cash equivalents, at end of period	$2,068	$1,459

See accompanying notes to condensed consolidated financial statements.

4 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business and Summary of Significant Accounting Policies

Business & Basis of Presentation

The Company prepared the condensed consolidated financial statements as of and for the three months ended March 30, 2024 of Sleep Number Corporation and its 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly its financial position as of March 30, 2024 and December 30, 2023, and the consolidated results of operations and cash flows for the periods presented. The historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the most recent audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 and other recent filings with the SEC.

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

2. Fair Value Measurements

At both March 30, 2024 and December 30, 2023, the Company had $19 million, of debt and equity securities that fund the deferred compensation plan and are classified in other non-current assets. The Company also had corresponding deferred compensation plan liabilities of $19 million at both March 30, 2024 and December 30, 2023, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

5 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Inventories

Inventories consisted of the following (in thousands):

	March 30, 2024	December 30, 2023
Raw materials	$8,074	$9,092
Work in progress	101	92
Finished goods	92,729	106,249
	$100,904	$115,433

4. Goodwill and Intangible Assets, Net

Goodwill and Indefinite-lived Intangible Assets

Goodwill was $64 million at March 30, 2024 and December 30, 2023. Indefinite-lived trade name/trademarks totaled $1.4 million at March 30, 2024 and December 30, 2023.

Definite-lived Intangible Assets

Patents were $2.0 million at both March 30, 2024 and December 30, 2023. Accumulated amortization was $0.8 million at March 30, 2024 and December 30, 2023. Amortization expense for both the three months ended March 30, 2024 and April 1, 2023, was $55 thousand.

Annual amortization for Patents for subsequent years are as follows (in thousands):

2024 (excluding the three months ended March 30, 2024)	$166
2025	226
2026	222
2027	222
2028	155
2029	99
Thereafter	46
Total future amortization for definite-lived intangible assets	$1,136

6 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Credit Agreement

As of March 30, 2024, the Company’s credit facility had a total commitment amount of $683 million. The credit facility is for general corporate purposes, to meet seasonal working capital requirements and to repurchase its stock. The Credit Agreement includes an accordion feature which allows the Company to increase the amount of the credit facility from $683 million to $1.0 billion, subject to lenders’ approval. The Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum net leverage ratio and a minimum interest coverage ratio.

The maximum net leverage ratio permitted by the Credit Agreement is 5.00 to 1.00 for the quarterly period ended March 30, 2024; 5.50 to 1.00 for the quarterly reporting period ending June 29, 2024; 5.00 to 1.00 for the quarterly reporting period ending September 28, 2024; 4.80 to 1.00 for the quarterly reporting period ending December 28, 2024; and 4.00 to 1.00 for each quarterly reporting period occurring thereafter.

The minimum interest coverage ratio permitted by the Credit Agreement is 1.50 to 1.00 for the quarterly period ended March 30, 2024; 1.25 to 1.00 for the quarterly reporting period ending June 29, 2024; 1.50 to 1.00 for the quarterly reporting periods ending September 28, 2024 and December 28, 2024; and 3.00 to 1.00 for each quarterly reporting period occurring thereafter.

The carrying amount of the outstanding borrowings under the Credit Agreement approximates fair value because interest rates approximate the current rates available to the Company. Under the terms of the Credit Agreement, the Company pays a variable rate of interest and a commitment fee based on its leverage ratio. The Credit Agreement matures in December 2026. The Company was in compliance with all financial covenants as of March 30, 2024.

The following table summarizes the Company’s borrowings under the credit facility ($ in thousands):

	March 30, 2024	December 30, 2023
Outstanding borrowings	$523,500	$539,500
Outstanding letters of credit	$7,147	$7,147
Additional borrowing capacity	$151,853	$138,353
Weighted-average interest rate	8.4%	8.5%

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

7 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

At March 30, 2024, the Company’s finance right-of-use assets and lease liabilities were not significant.

Lease costs were as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating lease costs(1)	$26,826	$28,289
Variable lease costs(2)	$(49)	$56
___________________________
(1)Includes short-term lease costs which are not significant.
(2)Variable lease costs include adjustments to percentage rent.

The maturities of operating lease liabilities as of March 30, 2024, were as follows(1) (in thousands):

2024 (excluding the three months ended March 30, 2024)	$80,181
2025	99,566
2026	87,575
2027	71,617
2028	59,845
2029	40,157
Thereafter	70,786
Total operating lease payments(2)	509,727
Less: Interest	84,980
Present value of operating lease liabilities	$424,747
___________________________
(1)Future payments for real estate taxes and certain building operating expenses for which the Company is obligated are not included in the operating lease liabilities. Total operating lease payments exclude $13 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $81 million for operating lease liabilities.

Other information related to operating leases was as follows:

	March 30, 2024	December 30, 2023
Weighted-average remaining lease term (in years)	5.8	5.9
Weighted-average discount rate	6.6%	6.5%

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Cash paid for amounts included in present value of operating lease liabilities	$27,222	$26,538
Right-of-use assets obtained in exchange for operating lease liabilities	$12,990	$14,717

7. Repurchases of Common Stock

For the three months ended March 30, 2024 and April 01, 2023, we repurchased $1 million and $3 million, respectively, of common stock in connection with the vesting of restricted stock grants. We made no purchases under the Board-approved stock purchase plan in either period. As of March 30, 2024, the remaining authorization under the Board-approved $600 million share repurchase program was $348 million.

8 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Revenue Recognition

Deferred contract assets and deferred contract liabilities are included in the condensed consolidated balance sheets as follows (in thousands):

	March 30, 2024	December 30, 2023
Deferred contract assets included in:
Other current assets	$29,189	$28,567
Other non-current assets	54,015	54,795
	$83,204	$83,362

	March 30, 2024	December 30, 2023
Deferred contract liabilities included in:
Other current liabilities	$37,134	$36,421
Other non-current liabilities	67,971	69,098
	$105,105	$105,519

Deferred revenue and costs related to SleepIQ® technology are currently recognized on a straight-line basis over the product's estimated life of 4.5 to 5.0 years because the Company’s inputs are generally expended evenly throughout the performance period. During both the three months ended March 30, 2024 and April 1, 2023, the Company recognized revenue of $10 million, that was included in the deferred contract liability balances at the beginning of the respective periods.

Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of revenues for both the three months ended March 30, 2024 and April 1, 2023.

Net sales were as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Retail stores	$414,755	$458,663
Online, phone, chat and other	55,694	67,864
Total Company	$470,449	$526,527

Obligation for Sales Returns

The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Balance at beginning of year	$22,402	$25,594
Additions that reduce net sales	25,470	29,843
Deductions from reserves	(25,457)	(31,366)
Balance at end of period	$22,415	$24,071

9 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Stock-based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Stock awards (1)	$3,144	$3,855
Stock options	973	784
Total stock-based compensation expense (1)	4,117	4,639
Income tax benefit	910	1,253
Total stock-based compensation expense, net of tax	$3,207	$3,386
___________________________
(1) Changes in stock-based compensation expense include the cumulative impact of the change in the expected achievements of certain performance targets.

10. Profit Sharing and 401(k) Plan

Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, the Company makes a contribution equal to a percentage of the employee’s contribution. During the three months ended March 30, 2024 and April 1, 2023, the Company’s contributions, net of forfeitures, were $2.0 million and $2.4 million, respectively.

11. Net Income per Common Share

The components of basic and diluted net (loss) income per share were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net (loss) income	$(7,482)	$11,465
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,506	22,296
Dilutive effect of stock-based awards	—	287
Diluted weighted-average shares outstanding	22,506	22,583
Net (loss) income per share – basic	$(0.33)	$0.51
Net (loss) income per share – diluted	$(0.33)	$0.51

For the three months ended March 30, 2024, otherwise dilutive stock-based awards have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on our net loss per diluted share. Additional potential dilutive stock-based awards totaling 1.3 million and 1.1 million for the three months ended March 30, 2024 and April 1, 2023, respectively, have been excluded from the diluted net (loss)/income per share calculations because these stock-based awards were anti-dilutive.

10 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Restructuring Costs

In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives, and recognized $15.7 million of restructuring costs in that quarter. In addition to the costs incurred in 2023, the Company incurred an additional $10.6 million of restructuring costs in the first quarter of 2024. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the Company’s consolidated statement of operations. The Company expects an additional $3 million of restructuring costs to be incurred through the remainder of 2024.

During the first quarter of fiscal 2024, the Company recognized $10.6 million of restructuring costs, as follows (in thousands):

Three Months Ended
March 30, 2024
Cash restructuring costs:
Contract termination costs (1)	$4,413
Severance and employee-related benefits	841
Professional fees and other	2,846
Total cash restructuring costs	8,100
Non-cash restructuring costs:
Asset impairments (2)	2,500
Total restructuring costs	$10,600
____________________
(1) Primarily comprised of lease termination costs.
(2) Primarily comprised of impairments of property and equipment.

The following table provides the activity in the Company’s restructuring related liabilities, which are included within accounts payable, compensation and benefits and other current liabilities on the consolidated balance sheet (in thousands):

Three Months Ended
March 30, 2024
Balance at the beginning of year	$8,720
Expenses	8,100
Cash payments	(11,391)
Balance at the end of the period	$5,429

11 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Since the initiation of cost reduction actions in the fourth quarter of 2023, the Company has recognized a cumulative $26.3 million of restructuring costs, as follows (in thousands):

Cumulative
March 30, 2024
Cash restructuring costs:
Contract termination costs (1)	$11,823
Severance and employee-related benefits	5,807
Professional fees and other	3,956
Total cash restructuring costs	21,586
Non-cash restructuring costs:
Asset impairments (2)	4,742
Total restructuring costs	$26,328
____________________
(1)Primarily comprised of lease termination costs.
(2) Includes impairments of both lease right-of-use assets and property and equipment.

12 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Commitments and Contingencies

Warranty Liabilities

The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Balance at beginning of period	$8,503	$8,997
Additions charged to costs and expenses for current-year sales	4,551	4,371
Deductions from reserves	(4,535)	(4,325)
Changes in liability for pre-existing warranties during the current year, including expirations	231	(88)
Balance at end of period	$8,750	$8,955

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

Purported Class Action Complaint

On December 15, 2023, a former Field Services team member filed a purported class action Complaint in the Superior Court of California, County of Santa Clara, alleging violations of California’s meal and rest break law and additional wage and hour derivative claims under the California Labor Code. While the representative plaintiff was in the Field Services workforce, the Complaint does not limit the purported plaintiff class to that group, but rather extends to all non-exempt Sleep Number employees in the state. The plaintiff alleges that Sleep Number failed to provide compliant meal or rest breaks, failed to pay wages owed due to alleged off the clock work, failed to pay overtime, minimum wage and wages due at termination, thus resulting in inaccurate wage statements, all in violation of California law. The Complaint seeks damages in the form of unpaid regular and premium wages, statutory penalties, pre-judgment and post-judgment interest, plaintiffs’ attorneys’ fees and costs. On February 22, 2024, the plaintiff filed a related lawsuit in the same county alleging violations of a broad range of California Labor Code wage and hour violations under the state’s Private Attorney General Act (PAGA), including the same meal and rest break, and wage and hour, violations as appear in the purported class action. The cases are set for a case management conference on May 8, 2024, after which we expect a scheduling order will be issued.

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

13 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

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

On September 13, 2022, the District of Minnesota entered a joint stipulation staying all proceedings in the Derivative Action pending the outcome of any motion to dismiss the Steamfitters consolidated amended complaint. On July 10, 023, the District of Minnesota in the Steamfitters case dismissed the consolidated amended complaint with prejudice, as noted above. The Plaintiff in the Derivative Action subsequently moved the Court to voluntarily dismiss its the Complaint and on January 22, 2024, the District of Minnesota dismissed the Derivative Action without prejudice.

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

14 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

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
•Dependence on, and ability to maintain working relationships and favorable contractual terms with key suppliers and third parties;
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
•Operating with minimal levels of inventory, which may leave the Company vulnerable to supply shortages, as well as carrying excess levels of inventory for various products from time to time, which may leave the Company vulnerable to inventory obsolescence and write-downs;
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
•Ability to comply with existing and changing government regulations and laws;
•Pending or unforeseen litigation and the potential for associated adverse publicity;
•The adequacy of the Company’s and third-party information systems and costs and disruptions related to upgrading or maintaining these systems;

15 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

Index
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

The Company’s advantaged business model is supported by its consumer innovation strategy: an individualized sleep wellness platform, a network of highly engaged Smart Sleepers, a vertically integrated operating model, and a culture of individuality, with an ambitious vision to become one of the world’s most beloved brands. Sleep Number’s exclusive distribution meets its customers whenever and wherever they choose – through digital and in-store touchpoints – to provide an exceptional experience and a lifelong relationship. The Company partners with world-leading institutions to bring the power of nearly 26 billion hours of longitudinal sleep data to sleep science and research. And Sleep Number’s 4,000 purpose-driven team members are dedicated to the Company’s mission of improving lives by individualizing sleep experiences.

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

16 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

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

Highlights

Financial highlights for the three months ended March 30, 2024 were as follows:

•Net sales for the three months ended March 30, 2024 of $470 million decreased 11% from $527 million for the same period one year ago. The mattress industry is in a historic recession, while consumer sentiment is improving, consumer purchasing power remains limited, and consumers are scrutinizing their spending.
•The net sales change resulted from an 11% comparable sales decrease in Total Retail. For additional details, see the components of total net sales change on page 19.
•Sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended March 30, 2024 totaled $2.8 million, compared with $3.2 million for the same period last year.
•Operating income for the three months ended March 30, 2024 was $6 million, compared with $26 million in the prior-year period. The $20 million decrease in operating income was driven by the lower net sales and a 0.2 ppt. decrease in the gross profit rate, partly offset by a $14 million reduction in operating expenses. Operating expenses for the three months ended March 30, 2024 included $11 million of restructuring costs.
•Adjusted EBITDA for the three months ended March 20, 2024 was $37 million, compared to $49 million in the prior-year period as ongoing cost reduction actions partially offset the year-over-year net sales decline.
•The 0.2 ppt. gross profit rate decrease was primarily due to product mix of our FlexFit smart adjustable bases, partly offset by improvement in commodity prices and operating efficiencies. See the Gross profit discussion on page 20 for additional details.
•The $14 million reduction in the Company’s operating expenses was due to lower sales and marketing and research and development expenses, partly offset by $11 million of restructuring costs.
•Net loss for the three months ended March 30, 2024 was $7 million, compared with net income of $11 million for the same period one year ago. Net loss per diluted share was $0.33, compared with net income per diluted share of $0.51 last year.
•The Company’s adjusted return on invested capital (Adjusted ROIC) was 4.5% on a trailing twelve-month basis for the period ended March 30, 2024, compared with 20.4% for the comparable period one year ago.
•The Company generated $34 million in cash from operating activities for the three months ended March 30, 2024, compared with $19 million for the same period one year ago.
•Free cash flow of $24 million for the three months ended March 30, 2024, compared with $3 million for the same period one year ago.
•As of March 30, 2024, the Company had $524 million of borrowings under its revolving credit facility.

17 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales. Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	March 30, 2024		April 1, 2023
Net sales	$470.4	100.0%	$526.5	100.0%
Cost of sales	194.3	41.3%	216.3	41.1%
Gross profit	276.2	58.7%	310.2	58.9%
Operating expenses:
Sales and marketing	208.5	44.3%	230.5	43.8%
General and administrative	39.1	8.3%	39.4	7.5%
Research and development	12.4	2.6%	14.4	2.7%
Restructuring costs	10.6	2.3%	—	—%
Total operating expenses	270.6	57.5%	284.3	54.0%
Operating income	5.5	1.2%	25.9	4.9%
Interest expense, net	12.3	2.6%	9.1	1.7%
(Loss) income before income taxes	(6.8)	(1.4%)	16.8	3.2%
Income tax expense	0.7	0.2%	5.4	1.0%
Net (loss) income	$(7.5)	(1.6%)	$11.5	2.2%

Net (loss) income per share:
Basic	$(0.33)		$0.51
Diluted	$(0.33)		$0.51

Weighted-average number of common shares:
Basic	22.5		22.3
Diluted	22.5		22.6

The percentage of total net sales, by dollar volume, was as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Retail stores	88.2%	87.1%
Online, phone, chat and other	11.8%	12.9%
Total Company	100.0%	100.0%

18 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Sales change rates:
Retail comparable-store sales (1)	(10%)	1%
Online, phone and chat	(19%)	(18%)
Total Retail comparable sales change (1)	(11%)	(2%)
Net opened/closed stores and other	0%	2%
Total Company	(11%)	0%
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

Other sales metrics were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Average sales per store (1) (in thousands)	$2,786	$3,239
Average sales per square foot (1)	$903	$1,060
Stores > $2 million in net sales (2)	63%	75%
Stores > $3 million in net sales (2)	23%	36%
Average revenue per smart bed unit (3)	$5,765	$5,848
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.

The number of retail stores operating was as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Beginning of period	672	670
Opened	6	12
Closed	(17)	(11)
End of period	661	671

19 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

Comparison of Three Months Ended March 30, 2024 with Three Months Ended April 1, 2023

Net sales

Net sales for the three months ended March 30, 2024 of $470 million decreased 11% from $527 million for the same period one year ago. The mattress industry is in a historic recession, while consumer sentiment is improving, consumer purchasing power remains limited, and consumers are scrutinizing their spending.

The net sales change consisted primarily of an 11% comparable sales decrease in Total Retail.

The $56.1 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a $44.3 million decrease in Retail comparable net sales; (ii) a $12.6 million decrease from online, phone and chat; slightly offset by (iii) a $0.8 million increase from net store openings and other. Total Retail smart bed unit sales decreased 9% compared with the prior year. Total Retail average revenue per smart bed unit decreased by 1% to $5,765, compared with $5,848 in the prior-year period.

Gross profit

Gross profit of $276 million for the three months ended March 30, 2024 decreased by $34 million, or 11%, compared with $310 million for the same period one year ago. The gross profit rate decreased to 58.7% of net sales for the three months ended March 30, 2024, compared with 58.9% for the prior-year comparable period.

The current-year gross profit rate decrease of 0.2 ppt. was mainly due to: (i) product mix of our FlexFit smart adjustable bases, which pressured the rate by 1.3 ppt.; (ii) partly offset by improvement in commodity prices and operating efficiencies, increasing the rate by 1.0 ppt. In addition, the gross profit rate may fluctuate from quarter to quarter due to a variety of other factors, including changes in warranty expenses, return and exchange costs, manufacturing and supply chain operations and performance-based incentive compensation.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 30, 2024 were $209 million, or 44.3% of net sales, compared with $230 million, or 43.8% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 0.5 ppt. was primarily due to the deleveraging impact of a 11% net sales decline. Media spend was 8% lower year-over-year.

General and administrative expenses

General and administrative (G&A) expenses totaled $39 million, or 8.3% of net sales, for the three months ended March 30, 2024, compared with $39 million, or 7.5% of net sales, in the prior-year period. The $0.3 million decrease in G&A expenses consisted mainly of a $2.3 million decrease in employee compensation on lower headcount, largely offset by an increase in miscellaneous other expenses, which benefited during the same period one year ago from legal and insurance settlements of $1.8 million. The G&A expenses rate increased by 0.8 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above and the deleveraging impact of lower net sales.

Research and development expenses

Research and development (R&D) expenses decreased to $12 million for the three months ended March 30, 2024, compared with $14 million with the same period last year primarily due to lower headcount and outside services. While the Company’s consumer innovation pipeline remains robust, it is re-prioritizing R&D resources in this highly constrained environment.

Interest expense, net

Interest expense, net increased to $12 million for the three months ended March 30, 2024, compared with $9 million for the same period one year ago. The $3 million increase was mainly driven by a higher weighted-average interest rate compared with the same period one year ago.

20 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

Restructuring Costs

In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives, and recognized $15.7 million of restructuring costs in that quarter. In addition to the costs incurred in 2023, the Company incurred an additional $10.6 million of restructuring costs in the first quarter of 2024. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the Company’s consolidated statement of operations. The Company expects an additional $3 million of restructuring costs to be incurred throughout the remainder of 2024.

Income tax expense

Income tax expense totaled $0.7 million for the three months ended March 30, 2024, compared with $5 million for the same period last year. The change in income tax expense was primarily due to the impact of discrete tax expenses and (loss) income before income taxes levels. Discrete tax expense, primarily stock-based compensation tax shortfalls, was $2.2 million for the three months ended March 30, 2024, compared to $0.8 million for the same period last year.

Liquidity and Capital Resources

Managing liquidity and capital resources is an important part of the Company’s commitment to deliver superior shareholder value over time. The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its $682.5 million revolving credit facility, as amended. As of March 30, 2024, the Company does not have any off-balance sheet financing other than its $7 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under the revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail stores for the foreseeable future.

Changes in cash and cash equivalents during the three months ended March 30, 2024 primarily consisted of $34 million of cash provided by operating activities, offset by a $21 million decrease in short-term borrowings which included a reduction of $16 million in the revolving credit facility, $9 million of cash used to purchase property and equipment and $3 million of cash used to issue notes receivable.

The following table summarizes cash flows (in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	March 30, 2024	April 1, 2023
Total cash provided by (used in):
Operating activities	$33.7	$18.6
Investing activities	(12.3)	(15.6)
Financing activities	(22.0)	(3.4)
Net decrease in cash and cash equivalents	$(0.5)	$(0.3)

Cash provided by operating activities for the three months ended March 30, 2024 was $34 million, compared with $19 million for the three months ended April 1, 2023. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $17 million fluctuation in inventory due to lower sales volumes and operational improvements; (ii) a $17 million change in prepaid expenses and other assets primarily due to the amount and timing of rebate and rent payments; and (iii) a $6 million fluctuation in customer prepayments; partly offset by (iv) a $19 million decrease in net income for the three months ended March 30, 2024 compared with the three months ended April 1, 2023; and (v) a $7 million fluctuation in income taxes payable.

Net cash used in investing activities to purchase property and equipment was $9 million for the three months ended March 30, 2024, compared with $16 million for the same period one year ago. In addition, the Company issued $3 million of notes receivable during the three months ended March 30, 2024.
Net cash used in financing activities was $22 million for the three months ended March 30, 2024, compared with net cash used in financing activities of $3 million for the same period last year. Short-term borrowings decreased by $21 million during the current-year period due to a $16 million decrease in borrowings under the revolving credit facility to

21 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

$524 million and a $5 million decrease in book overdrafts, which are included in the net change in short-term borrowings. During the three months ended March 30, 2024, the Company repurchased $1 million of its stock compared with $3 million (based on settlement dates, in connection with the vesting of employee restricted stock awards) during the same period one year ago. The Company made no share repurchases under its Board-approved share repurchase program in either period.

In the second quarter of fiscal 2022, the Company suspended share repurchases under its Board-approved share repurchase program. At March 30, 2024, there was $348 million remaining authorization under the Board-approved $600 million share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares.

At March 30, 2024, the Company had $524 million of borrowings under its revolving credit facility, $7 million in outstanding letters of credit and net liquidity available under the credit facility of $152 million. Total availability under its revolving credit facility was $682.5 million, which amortizes by $2.5 million per quarter through December 2026. At March 30, 2024, the Company’s leverage ratio as defined in the credit agreement was 4.2x versus the permissible net leverage ratio of 5.0x, the weighted-average interest rate on borrowings under the credit facility was 8.4% and the Company was in compliance with all financial covenants.

22 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

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

Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net (loss) income	$(7,482)	$11,465	$(34,234)	$46,001
Income tax expense (benefit)	725	5,366	(9,107)	17,437
Interest expense	12,299	9,102	45,892	25,960
Depreciation and amortization	17,145	17,991	71,633	68,934
Stock-based compensation	4,117	4,639	14,333	13,729
Restructuring costs	10,600	—	26,328	—
Asset impairments	—	12	660	204
Adjusted EBITDA	$37,404	$48,575	$115,505	$172,265

Free Cash Flow

The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, the Company is providing this information as it believes it facilitates analysis for investors and financial analysts.

The following table summarizes free cash flow calculations (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net cash provided by operating activities	$33,745	$18,581	$6,136	$30,161
Subtract: Purchases of property and equipment	9,308	15,556	50,808	65,406
Free cash flow	$24,437	$3,025	$(44,672)	$(35,245)

23 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

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

The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Trailing-Twelve Months Ended
	March 30, 2024	April 1, 2023
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating income	$2,550	$89,398
Add: Operating lease expense (1)	27,882	26,487
Less: Income taxes (2)	(7,479)	(29,674)
Adjusted NOPAT	$22,953	$86,211

Average adjusted invested capital
Total deficit	$(445,863)	$(425,047)
Add: Long-term debt (3)	523,800	470,991
Add: Operating lease obligations (4)	424,746	436,939
Total adjusted invested capital at end of period	$502,683	$482,883

Average adjusted invested capital (5)	$505,498	$423,287

Adjusted return on invested capital (Adjusted ROIC) (6)	4.5%	20.4%
___________________________
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842, Leases.
(2) Reflects annual effective income tax rates, before discrete adjustments, of 24.6% and 25.6% for March 30, 2024 and April 1, 2023, respectively.
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

Critical Accounting Policies

The Company discusses its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There were no significant changes in the Company’s critical accounting policies since the end of fiscal 2023.

24 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in market-based short-term interest rates that will impact net interest expense. If overall interest rates were one percentage point higher than current rates, annual net income would decrease by $3.9 million based on the $524 million of borrowings under the credit facility at March 30, 2024. The Company does not manage the interest-rate volatility risk of borrowings under the credit facility through the use of derivative instruments.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

25 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

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

26 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
December 31, 2023 through January 27, 2024	790	$13.47	—	$348,071,000
January 28, 2024 through February 24, 2024	668	$9.87	—	$348,071,000
February 25, 2024 through March 30, 2024	40,902	$13.53	—	$348,071,000
Total	42,360	$13.47	—	$348,071,000
___________________________
(1)The Company did not purchase any shares under its Board-approved $600 million share repurchase program (effective April 4, 2021), during the three months ended March 30, 2024.
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 42,360 shares of its common stock at a cost of $0.6 million during the three months ended March 30, 2024.
(3)There is no expiration date governing the period over which the Company can repurchase shares under its Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan and Non-rule 10b5-1 Trading Arrangement Adoptions, Modifications and Terminations

The Company’s Board Chair, Chief Executive Officer and President, Shelly Ibach, adopted a trading arrangement for the sale of securities of the Company’s common stock (a Rule 10b5-1 Trading Plan) that satisfied the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Ibach’s Rule 10b5-1 Trading Plan was adopted on February 26, 2024, provides for the sale of up to 65,000 shares of common stock pursuant to the terms of the plan, and expires on November 28, 2025 or upon the earlier termination of the plan or sale of all shares subject to the plan.

None of the Company’s other directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of SEC Regulation S-K, during the quarter ended March 30, 2024.

27 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*†	Form of Performance Adjusted Restricted Stock Unit Award Agreement (CEO and Executive Team) under the Sleep Number Corporation 2020 Equity Incentive Plan
10.2*†	Sleep Number Annual Incentive Plan (AIP) Effective December 31, 2023
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed Herein.
† Management contract or compensatory plan or arrangement.

28 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	May 7, 2024	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Joel J. Laing
Joel J. Laing
Chief Accounting Officer
(principal accounting officer)

29 | 1Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION