Form 10-Q
period 2024-06-29
Sleep Number Corp
filed 2024-08-06
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
As of June 29, 2024, 22,355,000 shares of the registrant’s Common Stock were outstanding.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

i | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	June 29, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$2,020	$2,539
Accounts receivable, net of allowances of $1,098 and $1,437, respectively	20,272	26,859
Inventories	95,845	115,433
Prepaid expenses	21,322	16,660
Other current assets	37,925	44,637
Total current assets	177,384	206,128

Non-current assets:
Property and equipment, net	153,676	179,503
Operating lease right-of-use assets	373,518	395,411
Goodwill and intangible assets, net	66,523	66,634
Deferred income taxes	25,397	20,253
Other non-current assets	87,147	82,951
Total assets	$883,645	$950,880

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$540,200	$539,500
Accounts payable	106,039	135,901
Customer prepayments	44,518	49,143
Accrued sales returns	20,531	22,402
Compensation and benefits	35,305	28,273
Taxes and withholding	16,563	17,134
Operating lease liabilities	80,914	81,760
Other current liabilities	56,500	61,958
Total current liabilities	900,570	936,071

Non-current liabilities:
Operating lease liabilities	327,810	351,394
Other non-current liabilities	102,229	105,343
Total liabilities	1,330,609	1,392,808

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,355 and 22,235 shares issued and outstanding, respectively	224	222
Additional paid-in capital	24,211	16,716
Accumulated deficit	(471,399)	(458,866)
Total shareholders’ deficit	(446,964)	(441,928)
Total liabilities and shareholders’ deficit	$883,645	$950,880
See accompanying notes to condensed consolidated financial statements.

1 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$408,413	$458,789	$878,862	$985,316
Cost of sales	166,923	194,544	361,198	410,806
Gross profit	241,490	264,245	517,664	574,510

Operating expenses:
Sales and marketing	182,400	197,779	390,912	428,267
General and administrative	39,573	39,795	78,652	79,196
Research and development	11,578	15,445	24,019	29,888
Restructuring costs	1,819	—	12,419	—
Total operating expenses	235,370	253,019	506,002	537,351
Operating income	6,120	11,226	11,662	37,159
Interest expense, net	12,270	9,948	24,569	19,050
(Loss) income before income taxes	(6,150)	1,278	(12,907)	18,109
Income tax (benefit) expense	(1,099)	524	(374)	5,890
Net (loss) income	$(5,051)	$754	$(12,533)	$12,219

Basic net (loss) income per share:
Net (loss) income per share – basic	$(0.22)	$0.03	$(0.56)	$0.55
Weighted-average shares – basic	22,614	22,460	22,560	22,378

Diluted net (loss) income per share:
Net (loss) income per share – diluted	$(0.22)	$0.03	$(0.56)	$0.54
Weighted-average shares – diluted	22,614	22,502	22,560	22,543
See accompanying notes to condensed consolidated financial statements.

2 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 30, 2023	22,235	$222	$16,716	$(458,866)	$(441,928)
Net loss	—	—	—	(7,482)	(7,482)
Stock-based compensation	134	1	4,116	—	4,117
Repurchases of common stock	(43)	—	(570)	—	(570)
Balance at March 30, 2024	22,326	$223	$20,262	$(466,348)	$(445,863)
Net loss	—	—	—	(5,051)	(5,051)
Stock-based compensation	32	1	3,991	—	3,992
Repurchases of common stock	(3)	—	(42)	—	(42)
Balance at June 29, 2024	22,355	$224	$24,211	$(471,399)	$(446,964)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	22,014	$220	$5,182	$(443,579)	$(438,177)
Net income	—	—	—	11,465	11,465
Exercise of common stock options	17	—	389	—	389
Stock-based compensation	271	3	4,636	—	4,639
Repurchases of common stock	(118)	(1)	(3,362)	—	(3,363)
Balance at April 1, 2023	22,184	$222	$6,845	$(432,114)	$(425,047)
Net income	—	—	—	754	754
Exercise of common stock options	3	—	39	—	39
Stock-based compensation	33	—	5,251	—	5,251
Repurchases of common stock	(6)	—	(138)	—	(138)
Balance at July 1, 2023	22,214	$222	$11,997	$(431,360)	$(419,141)
See accompanying notes to condensed consolidated financial statements.

3 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net (loss) income	$(12,533)	$12,219
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34,177	36,749
Stock-based compensation	8,109	9,890
Net loss on disposals and impairments of assets	2,500	181
Deferred income taxes	(5,144)	(8,272)
Changes in operating assets and liabilities:
Accounts receivable	6,587	1,903
Inventories	19,588	(7,412)
Income taxes	774	1,808
Prepaid expenses and other assets	(1,483)	(5,824)
Accounts payable	(18,464)	(10,244)
Customer prepayments	(4,625)	(14,683)
Accrued compensation and benefits	7,153	7,594
Other taxes and withholding	(1,345)	(2,074)
Other accruals and liabilities	(11,776)	(3,115)
Net cash provided by operating activities	23,518	18,720

Cash flows from investing activities:
Purchases of property and equipment	(14,075)	(29,899)
Issuance of note receivable	(2,942)	(435)
Net cash used in investing activities	(17,017)	(30,334)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(6,408)	14,693
Repurchases of common stock	(612)	(3,501)
Proceeds from issuance of common stock	—	428
Net cash (used in) provided by financing activities	(7,020)	11,620

Net (decrease) increase in cash and cash equivalents	(519)	6
Cash and cash equivalents, at beginning of period	2,539	1,792
Cash and cash equivalents, at end of period	$2,020	$1,798
See accompanying notes to condensed consolidated financial statements.

4 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
1.  Business and Summary of Significant Accounting Policies
Business & Basis of Presentation
The Company prepared the condensed consolidated financial statements as of and for the three and six months ended
June 29, 2024 of Sleep Number Corporation and its 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments, including the elimination of all significant intra-entity balances and transactions, necessary to present fairly its financial position as of June 29, 2024 and December 30, 2023, and the consolidated results of operations and cash flows for the periods presented. The historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.
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
2.  Fair Value Measurements
At both June 29, 2024 and December 30, 2023, the Company had $19 million of debt and equity securities that fund the deferred compensation plan and are classified in other non-current assets. The Company also had corresponding deferred compensation plan liabilities of $19 million at both June 29, 2024 and December 30, 2023, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Unrealized gains/
(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

5 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
3. Inventories
Inventories consisted of the following (in thousands):

	June 29, 2024	December 30, 2023
Raw materials	$7,899	$9,092
Work in progress	94	92
Finished goods	87,852	106,249
	$95,845	$115,433
4.  Goodwill and Intangible Assets, Net
Goodwill and Indefinite-lived Intangible Assets
Goodwill was $64 million at June 29, 2024 and December 30, 2023. Indefinite-lived trade name/trademarks totaled $1.4 million at both June 29, 2024 and December 30, 2023.
Definite-lived Intangible Assets
Patents were $2.0 million at both June 29, 2024 and December 30, 2023. Accumulated amortization was $0.9 million at
June 29, 2024 and $0.8 million at December 30, 2023. Amortization expense for both the three months ended June 29,
2024 and July 1, 2023, was $55 thousand, and for both the six months ended June 29, 2024 and July 1, 2023 was
$0.1 million.
Annual amortization for Patents for subsequent years are as follows (in thousands):

2024 (excluding the six months ended June 29, 2024)	$111
2025	226
2026	222
2027	222
2028	155
2029	99
Thereafter	46
Total future amortization for definite-lived intangible assets	$1,081

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

6 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
5. Credit Agreement
As of June 29, 2024, the Company’s credit facility had a total commitment amount of $680 million. The credit facility is for general corporate purposes, to meet seasonal working capital requirements and to repurchase its stock. The Credit
Agreement includes an accordion feature which allows the Company to increase the amount of the credit facility from
$680 million to $1.0 billion, subject to lenders’ approval. The Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum net leverage ratio and a minimum interest coverage ratio.
The maximum net leverage ratio permitted by the Credit Agreement is 5.50 to 1.00 for the quarterly period ended
June 29, 2024; 5.00 to 1.00 for the quarterly reporting period ending September 28, 2024; 4.80 to 1.00 for the quarterly reporting period ending December 28, 2024; and 4.00 to 1.00 for each quarterly reporting period occurring thereafter.
The minimum interest coverage ratio permitted by the Credit Agreement is 1.25 to 1.00 for the quarterly period ended
June 29, 2024; 1.50 to 1.00 for the quarterly reporting periods ending September 28, 2024 and December 28, 2024; and
3.00 to 1.00 for each quarterly reporting period occurring thereafter.
The carrying amount of the outstanding borrowings under the Credit Agreement approximates fair value because interest rates approximate the current rates available to the Company. Under the terms of the Credit Agreement, the
Company pays a variable rate of interest and a commitment fee based on its leverage ratio. The Credit Agreement matures in December 2026. The Company was in compliance with all financial covenants as of June 29, 2024.
The following table summarizes the Company’s borrowings under the credit facility ($ in thousands):

	June 29, 2024	December 30, 2023
Outstanding borrowings	$540,200	$539,500
Outstanding letters of credit	$7,147	$7,147
Additional borrowing capacity	$132,653	$138,353
Weighted-average interest rate	8.4%	8.5%
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
At June 29, 2024, the Company’s finance right-of-use assets and lease liabilities were not significant.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Lease costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease costs(1)	$26,909	$28,083	$53,735	$56,372
Variable lease costs(2)	$8	$129	$(41)	$182
___________________________
(1)Includes short-term lease costs which are not significant.
(2)Variable lease costs include adjustments to percentage rent.
The maturities of operating lease liabilities as of June 29, 2024, were as follows(1) (in thousands):

2024 (excluding the six months ended June 29, 2024)	$53,107
2025	100,672
2026	88,780
2027	72,728
2028	60,841
2029	41,075
Thereafter	71,244
Total operating lease payments(2)	488,447
Less: Interest	79,723
Present value of operating lease liabilities	$408,724
___________________________
(1)Future payments for real estate taxes and certain building operating expenses for which the Company is obligated are not included in the operating lease liabilities. Total operating lease payments exclude $19 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $81 million for operating lease liabilities.
Other information related to operating leases was as follows:

	June 29, 2024	December 30, 2023
Weighted-average remaining lease term (in years)	5.7	5.9
Weighted-average discount rate	6.6%	6.5%

	Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023
Cash paid for amounts included in present value of operating lease liabilities	$54,300	$53,476
Right-of-use assets obtained in exchange for operating lease liabilities	$16,313	$32,831
7.  Repurchases of Common Stock
For the three months ended June 29, 2024 and July 1, 2023, we repurchased $42 thousand and $138 thousand, respectively, of common stock in connection with the vesting of restricted stock grants. For the six months ended
June 29, 2024 and July 1, 2023, we repurchased $0.6 million and $3.5 million, respectively, of common stock in connection with the vesting of restricted stock grants. We made no purchases under the Board-approved stock purchase plan in either period. As of June 29, 2024, the remaining authorization under the Board-approved $600 million share repurchase program was $348 million.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

8 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
8.  Revenue Recognition
Deferred contract assets and deferred contract liabilities are included in the condensed consolidated balance sheets as follows (in thousands):

	June 29, 2024	December 30, 2023
Deferred contract assets included in:
Other current assets	$29,771	$28,567
Other non-current assets	52,312	54,795
	$82,083	$83,362

	June 29, 2024	December 30, 2023
Deferred contract liabilities included in:
Other current liabilities	$37,720	$36,421
Other non-current liabilities	65,362	69,098
	$103,082	$105,519
Deferred revenue and costs related to SleepIQ® technology are currently recognized on a straight-line basis over the product's estimated life of 4.5 to 5.0 years because the Company’s inputs are generally expended evenly throughout the performance period. During both the three months ended June 29, 2024 and July 1, 2023, the Company recognized revenue of $10 million, that was included in the deferred contract liability balances at the beginning of the respective periods. During both the six months ended June 29, 2024 and July 1, 2023, the Company recognized revenue of $19 million, that was included in the deferred contract liability balances at the beginning of the respective periods.
Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of revenues for both the three and six months ended June 29, 2024 and July 1, 2023.
Net sales were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Retail stores	$358,584	$402,145	$773,339	$860,808
Online, phone, chat and other	49,829	56,644	105,523	124,508
Total Company	$408,413	$458,789	$878,862	$985,316
Obligation for Sales Returns
The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	June 29, 2024	July 1, 2023
Balance at beginning of year	$22,402	$25,594
Additions that reduce net sales	46,664	57,849
Deductions from reserves	(48,535)	(57,967)
Balance at end of period	$20,531	$25,476

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

9 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
9.  Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Stock awards (1)	$3,294	$4,258	6,438	$8,113
Stock options	698	994	1,671	1,777
Total stock-based compensation expense (1)	3,992	5,252	8,109	9,890
Income tax benefit	809	1,417	1,719	2,670
Total stock-based compensation expense, net of tax	$3,183	$3,835	$6,390	$7,220
___________________________
(1) Changes in stock-based compensation expense include the cumulative impact of the change in the expected achievements of certain performance targets.
10.  Profit Sharing and 401(k) Plan
Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, the Company makes a contribution equal to a percentage of the employee’s contribution. During the three months ended June 29, 2024 and July 1, 2023, the
Company’s contributions, net of forfeitures, were $1.2 million and $2.8 million, respectively and during the six months ended June 29, 2024 and July 1, 2023, were $3.2 million and $5.2 million, respectively.
11. Net Income per Common Share
The components of basic and diluted net (loss) income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net (loss) income	$(5,051)	$754	$(12,533)	$12,219
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,614	22,460	22,560	22,378
Dilutive effect of stock-based awards	—	42	—	165
Diluted weighted-average shares outstanding	22,614	22,502	22,560	22,543
Net (loss) income per share – basic	$(0.22)	$0.03	$(0.56)	$0.55
Net (loss) income per share – diluted	$(0.22)	$0.03	$(0.56)	$0.54
For the three and six months ended June 29, 2024, otherwise dilutive stock-based awards have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on our net loss per diluted share. Additional potential dilutive stock-based awards totaling 1.3 million for both the three months ended June 29, 2024 and July 1, 2023, and 1.3 million and 1.2 million for the six months ended June 29, 2024 and July 1, 2023, respectively, have been excluded from the diluted net (loss)/income per share calculations because these stock-based awards were anti-dilutive.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

10 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
12.  Restructuring Costs
In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives, and recognized $15.7 million of restructuring costs in that quarter. In addition to the costs incurred in 2023, the Company incurred an additional $1.8 million and $12.4 million of restructuring costs during the three and six months ended June 29, 2024, respectively. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the Company’s consolidated statement of operations. The
Company expects an additional $1 million to $2 million of restructuring costs to be incurred through the remainder of
2024.
During the three and six months ended June 29, 2024, the Company recognized $1.8 million and $12.4 million of restructuring costs, respectively, as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2024	June 29, 2024
Cash restructuring costs:
Contract termination costs (1)	$(230)	$4,183
Severance and employee-related benefits	401	1,242
Professional fees and other	1,648	4,494
Total cash restructuring costs	1,819	9,919
Non-cash restructuring costs:
Asset impairments (2)	—	2,500
Total restructuring costs	$1,819	$12,419
____________________
(1) Primarily comprised of lease termination costs. The three months ended June 29, 2024 include a change in estimate.
(2) Primarily comprised of impairments of property and equipment.
The following table provides the activity in the Company’s restructuring related liabilities, which are included within accounts payable, compensation and benefits and other current liabilities on the consolidated balance sheet (in thousands):

Six Months Ended
June 29, 2024
Balance at the beginning of year	$8,720
Expenses	9,919
Cash payments	(16,916)
Balance at the end of the period	$1,723

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Since the initiation of cost reduction actions in the fourth quarter of 2023, the Company has recognized a cumulative
$28.1 million of restructuring costs, as follows (in thousands):

Cumulative
June 29, 2024
Cash restructuring costs:
Contract termination costs (1)	$11,593
Severance and employee-related benefits	6,208
Professional fees and other	5,604
Total cash restructuring costs	23,405
Non-cash restructuring costs:
Asset impairments (2)	4,742
Total restructuring costs	$28,147
____________________
(1)Primarily comprised of lease termination costs.
(2) Includes impairments of both lease right-of-use assets and property and equipment.
13.  Commitments and Contingencies
Warranty Liabilities
The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	June 29, 2024	July 1, 2023
Balance at beginning of period	$8,503	$8,997
Additions charged to costs and expenses for current-year sales	7,675	8,194
Deductions from reserves	(8,048)	(8,315)
Changes in liability for pre-existing warranties during the current year, including expirations	(171)	111
Balance at end of period	$7,959	$8,987
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

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

12 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Purported Class Action Complaint
On December 15, 2023, a former Field Services team member filed a purported class action Complaint in the Superior
Court of California, County of Santa Clara, alleging violations of California’s meal and rest break law and additional wage and hour derivative claims under the California Labor Code. While the representative plaintiff was in the Field Services workforce, the Complaint does not limit the purported plaintiff class to that group, but rather extends to all non-exempt
Sleep Number employees in the state. The plaintiff alleges that Sleep Number failed to provide compliant meal or rest breaks, failed to pay wages owed due to alleged off the clock work, failed to pay overtime, minimum wage and wages due at termination, thus resulting in inaccurate wage statements, all in violation of California law. The Complaint seeks damages in the form of unpaid regular and premium wages, statutory penalties, pre-judgment and post-judgment interest, plaintiffs’ attorneys’ fees and costs. On February 22, 2024, the plaintiff filed a related lawsuit in the same county alleging violations of a broad range of California Labor Code wage and hour violations under the state’s Private Attorney
General Act (PAGA), including the same meal and rest break, and wage and hour, violations as appear in the purported class action. Sleep Number has a pending motion to compel arbitration which includes a request to enforce the class action waiver that the former Field Services team member signed when they agreed to arbitrate any employment disputes. The Court stayed the PAGA case pending resolution of the motion to compel arbitration in the purported class action case.
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

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

13 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
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
Subsequently, the special litigation committee determined that it would not be in the best interests of the Company and its shareholders to take the actions requested in the demands and, thus, rejected the demands in their entirety.

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

14 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
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
Index

15 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
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
The Company’s advantaged business model is supported by its consumer innovation strategy: an individualized sleep wellness platform, a network of highly engaged Smart Sleepers, a vertically integrated operating model, and a culture of individuality, with an ambitious vision to become one of the world’s most beloved brands. Sleep Number’s exclusive distribution meets its customers whenever and wherever they choose – through digital and in-store touchpoints – to provide an exceptional experience and a lifelong relationship. The Company partners with world-leading institutions to bring the power of nearly 28 billion hours of longitudinal sleep data to sleep science and research. And Sleep Number’s
3,800 purpose-driven team members are dedicated to the Company’s mission of improving lives by individualizing sleep experiences.
Sleep Number is focused on cost improvement through broad-based restructuring actions to become a stronger, more durable company, poised for accelerating growth and superior shareholder returns as the bedding industry demand environment improves. The Company generates revenue by marketing and selling its innovative smart beds directly to new and existing customers through its vertically integrated, exclusive, direct-to-consumer retail touch points including
Stores, Online, Phone, and Chat (Total Retail).
Index

16 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Results of Operations
Quarterly and Year-to-Date Results
Quarterly and year-to-date operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in sales, timing, amount and effectiveness of advertising expenditures, changes in sales return rates or warranty experience, timing of investments in growth initiatives and infrastructure, timing of store openings/
closings and related expenses, changes in net sales resulting from changes in the Company’s store base, timing of new product introductions and related expenses, timing of promotional offerings, competitive factors, changes in commodity costs, disruptions in global supplies or third-party service providers, seasonality of retail and bedding industry sales, consumer sentiment and general economic conditions. The extent to which these external factors will impact the
Company’s business and its consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted. Therefore, the historical results of operations may not be indicative of the results that may be achieved for any future period.
Highlights
Financial highlights for the three months ended June 29, 2024 were as follows:
•Net sales for the three months ended June 29, 2024 of $408 million decreased 11% from $459 million for the same period one year ago. The mattress industry is in a historic recession, consumer purchasing power remains limited, and consumers are scrutinizing their spending.
•The net sales change resulted from an 11% comparable sales decrease in Total Retail. For additional details, see the components of total net sales change on page 19.
•Sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended June 29, 2024 totaled $2.7 million, compared with $3.1 million for the same period last year.
•Operating income for the three months ended June 29, 2024 was $6 million, compared with $11 million in the prior-
year period. The $5 million decrease in operating income was driven by the lower net sales offset by a 1.5 ppt.
increase in the gross profit rate, and an $18 million reduction in operating expenses. Operating expenses for the three months ended June 29, 2024 included $2 million of restructuring costs.
•Adjusted EBITDA for the three months ended June 29, 2024 was $28 million, compared to $35 million in the prior-
year period as ongoing cost reduction actions partially offset the year-over-year net sales decline.
•The 1.5 ppt. gross profit rate increase was primarily due to improvement in commodity prices and operating efficiencies. See the Gross profit discussion on page 20 for additional details.
•The $18 million reduction in the Company’s operating expenses was due to lower sales and marketing and research and development expenses, partly offset by $2 million of restructuring costs.
•Net loss for the three months ended June 29, 2024 was $5 million, compared with net income of $1 million for the same period one year ago. Net loss per diluted share was $0.22, compared with net income per diluted share of
$0.03 for the comparable period one year ago.
•The Company’s adjusted return on invested capital (Adjusted ROIC) was 3.7% on a trailing twelve-month basis for the period ended June 29, 2024, compared with 12.3% for the comparable period one year ago.
•The Company generated $24 million in cash from operating activities for the six months ended June 29, 2024, compared with $19 million for the same period one year ago.
•Free cash flow provided $9 million for the six months ended June 29, 2024, compared with using $11 million for the same period one year ago.
•As of June 29, 2024, the Company had $540 million of borrowings under its revolving credit facility.

17 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales.
Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
Net sales	$408.4	100.0%	$458.8	100.0%	$878.9	100.0%	$985.3	100.0%
Cost of sales	166.9	40.9%	194.5	42.4%	361.2	41.1%	410.8	41.7%
Gross profit	241.5	59.1%	264.3	57.6%	517.7	58.9%	574.5	58.3%
Operating expenses:
Sales and marketing	182.4	44.7%	197.8	43.1%	390.9	44.5%	428.3	43.5%
General and administrative	39.6	9.7%	39.8	8.7%	78.7	8.9%	79.2	8.0%
Research and development	11.6	2.8%	15.4	3.4%	24.0	2.7%	29.9	3.0%
Restructuring costs	1.8	0.4%	—	0.0%	12.4	1.4%	—	0.0%
Total operating expenses	235.4	57.6%	253.0	55.1%	506.0	57.6%	537.4	54.5%
Operating income	6.1	1.5%	11.2	2.4%	11.7	1.3%	37.2	3.8%
Interest expense, net	12.3	3.0%	9.9	2.2%	24.6	2.8%	19.1	1.9%
(Loss) income before income taxes	(6.2)	(1.5%)	1.3	0.3%	(12.9)	(1.5%)	18.1	1.8%
Income tax (benefit) expense	(1.1)	(0.3%)	0.5	0.1%	(0.4)	0.0%	5.9	0.6%
Net (loss) income	$(5.1)	(1.2%)	$0.8	0.2%	$(12.5)	(1.4%)	$12.2	1.2%

Net (loss) income per share:
Basic	$(0.22)		$0.03		$(0.56)		$0.55
Diluted	$(0.22)		$0.03		$(0.56)		$0.54

Weighted-average number of common shares:
Basic	22.6		22.5		22.6		22.4
Diluted	22.6		22.5		22.6		22.5
The percentage of total net sales, by dollar volume, was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Retail stores	87.8%	87.7%	88.0%	87.4%
Online, phone, chat and other	12.2%	12.3%	12.0%	12.6%
Total Company	100.0%	100.0%	100.0%	100.0%

18 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales change rates:
Retail comparable-store sales (1)	(11%)	(20%)	(10%)	(10%)
Online, phone and chat	(13%)	(3%)	(16%)	(12%)
Total Retail comparable sales change (1)	(11%)	(18%)	(11%)	(10%)
Net opened/closed stores and other	0%	2%	0%	2%
Total Company	(11%)	(16%)	(11%)	(8%)
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.
Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Average sales per store (1) (in thousands)	$2,732	$3,089
Average sales per square foot (1)	$883	$1,007
Stores > $2 million in net sales (2)	62%	71%
Stores > $3 million in net sales (2)	21%	31%
Average revenue per smart bed unit (3)	$5,802	$5,990	$5,782	$5,913
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.
The number of retail stores operating was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Beginning of period	661	671	672	670
Opened	4	7	10	19
Closed	(19)	(6)	(36)	(17)
End of period	646	672	646	672

19 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Comparison of Three Months Ended June 29, 2024 with Three Months Ended July 1, 2023
Net sales
Net sales for the three months ended June 29, 2024 of $408 million decreased 11% from $459 million for the same period one year ago. The mattress industry is in a historic recession, consumer purchasing power remains limited, and consumers are scrutinizing their spending.
The net sales change consisted primarily of an 11% comparable sales decrease in Total Retail.
The $50.4 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a
$40.2 million decrease in Retail comparable net sales; (ii) a $7.0 million decrease from online, phone and chat; and (iii) a
$3.2 million decrease from net store closings and other. Total Retail smart bed unit sales decreased 8% compared with the prior year. Total Retail average revenue per smart bed unit decreased by 3% to $5,802, compared with $5,990 in the prior-year period.
Gross profit
Gross profit of $241 million for the three months ended June 29, 2024 decreased by $23 million, or 9%, compared with
$264 million for the same period one year ago. The gross profit rate increased to 59.1% of net sales for the three months ended June 29, 2024, compared with 57.6% for the prior-year comparable period.
The current-year gross profit rate increase of 1.5 ppt. was mainly due to: (i) improvement in commodity prices and operating efficiencies, increased the rate by 2.2 ppt.; (ii) favorability in sales return and exchange costs, increased the rate by 0.7 ppt.; partly offset by (iii) product mix of our FlexFit smart adjustable bases, which pressured the rate by 1.3 ppt. In addition, the gross profit rate may fluctuate from quarter to quarter due to a variety of other factors, including changes in warranty expenses, manufacturing and supply chain operations and performance-based incentive compensation.
Sales and marketing expenses
Sales and marketing expenses for the three months ended June 29, 2024 were $182 million, or 44.7% of net sales, compared with $198 million, or 43.1% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 1.6 ppt. was primarily due to the deleveraging impact of an 11% net sales decline offset by an 8% decrease in expenses including a 7% lower media spend.
General and administrative expenses
General and administrative (G&A) expenses totaled $40 million, or 9.7% of net sales, for the three months ended
June 29, 2024, compared with $40 million, or 8.7% of net sales, in the prior-year period. The $0.2 million decrease in
G&A expenses consisted mainly of: (i) a $1.8 million decrease in employee compensation on lower headcount; offset by
(ii) a $1.0 million year-over-year increase in company-wide, performance-based incentive compensation due to the expected performance against the full-year targets in the current year; and (iii) $0.6 increase in other miscellaneous expenses. The G&A expenses rate increased by 1.0 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above offset by the deleveraging impact of lower net sales.
Research and development expenses
Research and development (R&D) expenses decreased to $12 million for the three months ended June 29, 2024, compared with $15 million with the same period last year primarily due to lower headcount and outside services. While the Company’s consumer innovation pipeline remains robust, it is re-prioritizing R&D resources in this highly constrained environment.
Interest expense, net
Interest expense, net increased to $12 million for the three months ended June 29, 2024, compared with $10 million for the same period one year ago. The $2 million increase was mainly driven by a higher weighted-average interest rate compared with the same period one year ago.

20 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Restructuring Costs
In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives, and recognized $15.7 million of restructuring costs in that quarter. In addition to the costs incurred in 2023, the Company incurred an additional $1.8 million and $12.4 million of restructuring costs during the three and six months ended June 29, 2024, respectively. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the Company’s consolidated statement of operations. The
Company expects an additional $1 million to $2 million of restructuring costs to be incurred through the remainder of
2024.
Income tax (benefit) expense
Income tax benefit totaled $1.1 million for the three months ended June 29, 2024, compared with income tax expense of $0.5 million for the same period last year. The change in income tax benefit/expense was primarily due to the impact of (loss) income before income tax levels.
Comparison of Six Months Ended June 29, 2024 with Six Months Ended July 1, 2023
Net sales
Net sales for the six months ended June 29, 2024 decreased by $106 million, or 11%, to $879 million, compared with
$985 million for the same period one year ago. The mattress industry is in a historic recession, consumer purchasing power remains limited, and consumers are scrutinizing their spending.
The net sales decrease consisted primarily of an 11% comparable sales decrease in Total Retail. For additional details, see the components of total net sales change on page 19.
The $106 million net sales decrease compared with the same period one year ago was comprised of the following: (i) an
$84 million decrease in Retail comparable net sales; (ii) a $19 million decrease in online, phone and other sales; and (iii) a
$3 million decrease resulting from net store closings. Total smart bed unit sales declined 9% compared with the same period one year ago. Average revenue per smart bed unit in Total Retail decreased by 2% to $5,782, compared with
$5,913 in the prior-year period.
Gross profit
Gross profit of $518 million for the six months ended June 29, 2024 decreased by $57 million, or 10%, compared with
$575 million for the same period one year ago. The gross profit rate increased to 58.9% of net sales for the six months ended June 29, 2024, compared to 58.3% in the prior-year comparable period.
The current-year gross profit rate increase of 0.6 ppt. was impacted by: (i) improvement in commodity prices and operating efficiencies, increased the rate by 1.6 ppt.; (ii) favorability in sales return and exchange costs, increased the rate by 0.3 ppt.; partly offset by (iii) product mix of our FlexFit smart adjustable bases, which pressured the rate by 1.3 ppt. In addition, the gross profit rate may fluctuate from quarter to quarter due to a variety of other factors, including changes in warranty expenses, manufacturing and supply chain operations and performance-based incentive compensation.
Sales and marketing expenses
Sales and marketing expenses for the six months ended June 29, 2024 were $391 million, or 44.5% of net sales, compared with $428 million, or 43.5% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 1.0 ppt. was primarily due to deleveraging impact of a 11% net sales decline offset by a 9% decrease in expenses including 8% lower media spend.

21 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
General and administrative expenses
General and administrative (G&A) expenses totaled $79 million, or 8.9% of net sales, for the six months ended June 29,
2024, compared with $79 million, or 8.0% of net sales, in the prior-year period. The $0.5 million decrease in G&A expenses consisted of: (i) a $3.0 million reduction in employee compensation on lower headcount; (ii) a $1.2 million decrease in other occupancy expenses; largely offset by (iii) an increase in miscellaneous other expenses, which benefited during the same period one year ago from legal and insurance settlements of $1.8 million; and (iv) a $1.1 million increase in depreciation and amortization. The G&A expenses rate increased by 0.9 ppt. in the current-year period, compared with the same period one year ago due to the deleveraging impact of the 11% net sales decrease partially offset by the net expense reductions discussed above.
Research and development expenses
Research and development (R&D) expenses decreased by 20% to $24 million for the six months ended June 29, 2024, compared with $30 million for the same period one year ago on lower outside services and headcount. While the
Company’s consumer innovation pipeline remains robust, it is reprioritizing R&D resources in this highly constrained environment.
Interest expense, net
Interest expense, net increased to $25 million for the six months ended June 29, 2024, compared with $19 million for the same period one year ago. The $6 million increase was mainly driven by a higher weighted-average interest rate compared with the same period one year ago.
Restructuring Costs
In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives, and recognized $15.7 million of restructuring costs in that quarter. In addition to the costs incurred in 2023, the Company incurred $12.4 million of restructuring costs in the first six months of 2024. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the
Company’s consolidated statement of operations. The Company expects an additional $1 million to $2 million of restructuring costs to be incurred through the remainder of 2024.
Income tax (benefit) expense
Income tax benefit totaled $0.4 million for the six months ended June 29, 2024, compared with income tax expense of
$6 million last year. The change in income tax expense was primarily due to the change in (loss) income before income taxes levels and the impact of discrete tax expenses. Discrete tax expense, primarily stock-based compensation tax shortfalls, was $2.4 million for the six months ended June 29, 2024, compared to $1.0 million for the same period last year.
Liquidity and Capital Resources
Managing liquidity and capital resources is an important part of the Company’s commitment to deliver superior shareholder value over time. The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its $680 million revolving credit facility, as amended. As of June 29, 2024, the Company does not have any off-balance sheet financing other than its $7 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under the revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail stores for the foreseeable future.
Changes in cash and cash equivalents during the six months ended June 29, 2024 primarily consisted of $24 million of cash provided by operating activities, a $6 million decrease in short-term borrowings which included a decrease of $7 million in book overdrafts, partly offset by an increase of $1 million in the revolving credit facility, $14 million of cash used to purchase property and equipment and $3 million of cash used to issue notes receivable.

22 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
The following table summarizes cash flows (in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	June 29, 2024	July 1, 2023
Total cash provided by (used in):
Operating activities	$23.5	$18.7
Investing activities	(17.0)	(30.3)
Financing activities	(7.0)	11.6
Net (decrease) increase in cash and cash equivalents	$(0.5)	$0.0
Cash provided by operating activities for the six months ended June 29, 2024 was $24 million, compared with $19 million for the six months ended July 1, 2023. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $27 million fluctuation in inventory due to lower sales volumes and operational improvements; (ii) a $10 million fluctuation in customer prepayments; partially offset by (iii) a $25 million decrease in net income for the six months ended June 29, 2024 compared with the six months ended July 1, 2023; and (iv) an $8 million fluctuation in accounts payable due to timing of vendor payments.
Net cash used in investing activities to purchase property and equipment was $14 million for the six months ended
June 29, 2024, compared with $30 million for the same period one year ago. In addition, the Company issued $3 million of notes receivable during the six months ended June 29, 2024.
Net cash used in financing activities was $7 million for the six months ended June 29, 2024, compared with net cash provided by financing activities of $12 million for the same period last year. Short-term borrowings decreased by $6 million during the current-year period due to a $1 million increase in borrowings under the revolving credit facility to
$540 million and a $7 million decrease in book overdrafts, which are included in the net change in short-term borrowings. During the six months ended June 29, 2024, the Company repurchased $1 million of its stock compared with $4 million (based on settlement dates, in connection with the vesting of employee restricted stock awards) during the same period one year ago. The Company made no share repurchases under its Board-approved share repurchase program in either period.
In the second quarter of fiscal 2022, the Company suspended share repurchases under its Board-approved share repurchase program. At June 29, 2024, there was $348 million remaining authorization under the Board-approved
$600 million share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares.
At June 29, 2024, the Company had $540 million of borrowings under its revolving credit facility, $7 million in outstanding letters of credit and net liquidity available under the credit facility of $133 million. Total availability under its revolving credit facility was $680 million, which amortizes by $2.5 million per quarter through December 2026. At
June 29, 2024, the Company’s leverage ratio as defined in the credit agreement was 4.4x versus the permissible net leverage ratio of 5.5x, the weighted-average interest rate on borrowings under the credit facility was 8.4% and the
Company was in compliance with all financial covenants.

23 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
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
comparable to similarly titled definitions used by other companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.
Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net (loss) income	$(5,051)	$754	$(40,039)	$11,822
Income tax (benefit) expense	(1,099)	524	(10,730)	6,602
Interest expense	12,270	9,948	48,214	32,289
Depreciation and amortization	16,347	18,304	69,676	71,318
Stock-based compensation	3,992	5,252	13,073	15,071
Restructuring costs	1,819	—	28,147	—
Asset impairments	—	170	490	294
Adjusted EBITDA	$28,278	$34,952	$108,831	$137,396
Free Cash Flow
The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, the Company is providing this information as it believes it facilitates analysis for investors and financial analysts.
The following table summarizes free cash flow calculations (in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net cash provided by (used in) operating activities	$23,518	$18,720	$(4,230)	$26,167
Subtract: Purchases of property and equipment	14,075	29,899	41,232	62,794
Free cash flow	$9,443	$(11,179)	$(45,462)	$(36,627)
Index

24 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
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
The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Trailing-Twelve Months Ended
	June 29, 2024	July 1, 2023
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating (loss) income	$(2,555)	$50,713
Add: Operating lease expense (1)	27,750	27,040
Less: Income taxes (2)	(6,104)	(21,993)
Adjusted NOPAT	$19,091	$55,760

Average adjusted invested capital
Total deficit	$(446,964)	$(419,141)
Add: Long-term debt (3)	540,480	484,161
Add: Operating lease obligations (4)	408,724	438,483
Total adjusted invested capital at end of period	$502,240	$503,503

Average adjusted invested capital (5)	$509,369	$452,573

Adjusted return on invested capital (Adjusted ROIC) (6)	3.7%	12.3%
___________________________
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842, Leases.
(2) Reflects annual effective income tax rates, before discrete adjustments, of 24.2% and 28.3% for June 29, 2024 and July 1, 2023, respectively.
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
December 30, 2023. There were no significant changes in the Company’s critical accounting policies since the end of fiscal 2023.
Index

25 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to changes in market-based short-term interest rates that will impact net interest expense. If overall interest rates were one percentage point higher than current rates, annual net income would decrease by
$4.1 million based on the $540 million of borrowings under the credit facility at June 29, 2024. The Company does not manage the interest-rate volatility risk of borrowings under the credit facility through the use of derivative instruments.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended
June 29, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Index

26 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
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
operations could also be affected by additional risk factors that are not presently known to the Company or that it currently considers to be immaterial to its operations.
Index

27 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF
EQUITY SECURITIES
(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
March 31, 2024 through April 27, 2024	1,320	$13.28	—	$348,071,000
April 28, 2024 through May 25, 2024	1,096	$15.96	—	$348,071,000
May 26, 2024 through June 29, 2024	588	$12.60	—	$348,071,000
Total	3,004	$14.13	—	$348,071,000
___________________________
(1)The Company did not purchase any shares under its Board-approved $600 million share repurchase program (effective April 4, 2021), during the three months ended June 29, 2024.
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 3,004 shares of its common stock at a cost of
$42 thousand during the three months ended June 29, 2024.
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
10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of SEC Regulation S-K, during the quarter ended June 29, 2024.
Index

28 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1†
Amendment No. 1 to the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 21, 2024
(File No. 000-25121))

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed Herein.
†        Management contract or compensatory plan or arrangement.
Index

29 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	August 6, 2024	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Joel J. Laing
Joel J. Laing
Chief Accounting Officer
(principal accounting officer)
Index

30 | 2Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION