Form 10-Q
period 2024-09-28
Sleep Number Corp
filed 2024-11-05
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of September 28, 2024, 22,371,000 shares of the registrant’s Common Stock were outstanding.

i | 3Q 2023 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

1 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	September 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$1,592	$2,539
Accounts receivable, net of allowances of $1,134 and $1,437, respectively	17,026	26,859
Inventories	93,039	115,433
Prepaid expenses	17,827	16,660
Other current assets	40,784	44,637
Total current assets	170,268	206,128

Non-current assets:
Property and equipment, net	140,406	179,503
Operating lease right-of-use assets	367,133	395,411
Goodwill and intangible assets, net	66,468	66,634
Deferred income taxes	27,267	20,253
Other non-current assets	93,109	82,951
Total assets	$864,651	$950,880

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$516,500	$539,500
Accounts payable	127,990	135,901
Customer prepayments	43,514	49,143
Accrued sales returns	19,688	22,402
Compensation and benefits	28,909	28,273
Taxes and withholding	17,685	17,134
Operating lease liabilities	82,488	81,760
Other current liabilities	57,268	61,958
Total current liabilities	894,042	936,071

Non-current liabilities:
Operating lease liabilities	318,665	351,394
Other non-current liabilities	100,728	105,343
Total liabilities	1,313,435	1,392,808

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,371 and 22,235 shares issued and outstanding, respectively	224	222
Additional paid-in capital	25,527	16,716
Accumulated deficit	(474,535)	(458,866)
Total shareholders’ deficit	(448,784)	(441,928)
Total liabilities and shareholders’ deficit	$864,651	$950,880
See accompanying notes to condensed consolidated financial statements.

2 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$426,617	$472,648	$1,305,479	$1,457,964
Cost of sales	167,089	201,537	528,287	612,343
Gross profit	259,528	271,111	777,192	845,621

Operating expenses:
Sales and marketing	205,480	221,143	596,392	649,410
General and administrative	33,070	31,948	111,722	111,144
Research and development	10,583	12,633	34,602	42,521
Restructuring costs	1,963	—	14,382	—
Total operating expenses	251,096	265,724	757,098	803,075
Operating income	8,432	5,387	20,094	42,546
Interest expense, net	12,057	10,958	36,626	30,008
(Loss) income before income taxes	(3,625)	(5,571)	(16,532)	12,538
Income tax (benefit) expense	(489)	(3,253)	(863)	2,637
Net (loss) income	$(3,136)	$(2,318)	$(15,669)	$9,901

Basic net (loss) income per share:
Net (loss) income per share – basic	$(0.14)	$(0.10)	$(0.69)	$0.44
Weighted-average shares – basic	22,643	22,479	22,588	22,412

Diluted net (loss) income per share:
Net (loss) income per share – diluted	$(0.14)	$(0.10)	$(0.69)	$0.44
Weighted-average shares – diluted	22,643	22,479	22,588	22,558
See accompanying notes to condensed consolidated financial statements.

3 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 30, 2023	22,235	$222	$16,716	$(458,866)	$(441,928)
Net loss	—	—	—	(7,482)	(7,482)
Stock-based compensation	134	1	4,116	—	4,117
Repurchases of common stock	(43)	—	(570)	—	(570)
Balance at March 30, 2024	22,326	$223	$20,262	$(466,348)	$(445,863)
Net loss	—	—	—	(5,051)	(5,051)
Stock-based compensation	32	1	3,991	—	3,992
Repurchases of common stock	(3)	—	(42)	—	(42)
Balance at June 29, 2024	22,355	$224	$24,211	$(471,399)	$(446,964)
Net loss	—	—	—	(3,136)	(3,136)
Stock-based compensation	24	—	1,432	—	1,432
Repurchases of common stock	(8)	—	(116)	—	(116)
Balance at September 28, 2024	22,371	$224	$25,527	$(474,535)	$(448,784)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	22,014	$220	$5,182	$(443,579)	$(438,177)
Net income	—	—	—	11,465	11,465
Exercise of common stock options	17	—	389	—	389
Stock-based compensation	271	3	4,636	—	4,639
Repurchases of common stock	(118)	(1)	(3,362)	—	(3,363)
Balance at April 1, 2023	22,184	$222	$6,845	$(432,114)	$(425,047)
Net income	—	—	—	754	754
Exercise of common stock options	3	—	39	—	39
Stock-based compensation	33	—	5,251	—	5,251
Repurchases of common stock	(6)	—	(138)	—	(138)
Balance at July 1, 2023	22,214	$222	$11,997	$(431,360)	$(419,141)
Net loss	—	—	—	(2,318)	(2,318)
Stock-based compensation	22	—	982	—	982
Repurchases of common stock	(8)	—	(210)	—	(210)
Balance at September 30, 2023	22,228	$222	$12,769	$(433,678)	$(420,687)
See accompanying notes to condensed consolidated financial statements.

4 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net (loss) income	$(15,669)	$9,901
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	50,379	55,196
Stock-based compensation	9,541	10,872
Net loss on disposals and impairments of assets	2,457	464
Deferred income taxes	(7,014)	(13,433)
Changes in operating assets and liabilities:
Accounts receivable	9,833	7,374
Inventories	22,394	(2,190)
Income taxes	1,708	3,571
Prepaid expenses and other assets	(8,012)	(5,903)
Accounts payable	4,980	5,199
Customer prepayments	(5,629)	(27,279)
Accrued compensation and benefits	788	(6,923)
Other taxes and withholding	(1,157)	5
Other accruals and liabilities	(13,775)	(5,038)
Net cash provided by operating activities	50,824	31,816

Cash flows from investing activities:
Purchases of property and equipment	(17,218)	(48,022)
Issuance of note receivable	(2,942)	(1,317)
Proceeds from sales of property and equipment	156	10
Net cash used in investing activities	(20,004)	(49,329)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(31,039)	20,334
Repurchases of common stock	(728)	(3,711)
Proceeds from issuance of common stock	—	428
Debt issuance costs	—	(424)
Net cash (used in) provided by financing activities	(31,767)	16,627

Net decrease in cash and cash equivalents	(947)	(886)
Cash and cash equivalents, at beginning of period	2,539	1,792
Cash and cash equivalents, at end of period	$1,592	$906
See accompanying notes to condensed consolidated financial statements.

5 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 1. Business and Summary of Significant Accounting Policies
Business & Basis of Presentation
The Company prepared the condensed consolidated financial statements as of and for the three and nine months ended
September 28, 2024 of Sleep Number Corporation and its 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments, including the elimination of all significant intra-entity balances and transactions, necessary to present fairly its financial position as of September 28, 2024 and December 30,
2023, and the consolidated results of operations and cash flows for the periods presented. The historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.
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
Income Taxes
Income tax benefit totaled $0.9 million for the nine months ended September 28, 2024, compared with income tax expense of $3 million last year. The change in income tax expense was primarily due to the change in (loss) income before income taxes levels and the impact of discrete tax expenses. Discrete tax expense, primarily stock-based compensation tax shortfalls, was $2.6 million for the nine months ended September 28, 2024, compared to $1.1 million for the same period last year.
Recent Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting (Topic 280)
In November 2023, the Financial Accounting Standards Board issued guidance within Accounting Standards Update
(ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this
ASU and all existing disclosures in Topic 280. The Company has determined that its current business and operations consist of a single business segment and a single reporting unit.
The amendments in this ASU are intended to improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments included in this ASU:
•Require disclosure on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and are included within each reported measure of segment profit and loss.
•Require disclosure on an annual and interim basis, an amount for other segment items (defined in this ASU) and a description of its composition.

6 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
•Clarify that if the CODM uses more than one measure of the segment’s profit or loss in assessing performance, one or more of those additional measures may be reported.
•Require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance.
This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This guidance is required to be adopted by the Company beginning with the annual period of 2024. The amendments should be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact of this ASU on the
Company’s consolidated financial statements.
Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statements.
 2. Fair Value Measurements
At September 28, 2024 and December 30, 2023, the Company had $20 million and $19 million, respectively, of debt and equity securities that fund the deferred compensation plan and are classified in other non-current assets. The
Company also had corresponding deferred compensation plan liabilities of $20 million and $19 million at September 28,
2024 and December 30, 2023, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.
 3. Inventories
Inventories consisted of the following (in thousands):

	September 28, 2024	December 30, 2023
Raw materials	$6,638	$9,092
Work in progress	133	92
Finished goods	86,268	106,249
	$93,039	$115,433
 4. Goodwill and Intangible Assets, Net
Goodwill and Indefinite-lived Intangible Assets
Goodwill was $64 million at September 28, 2024 and December 30, 2023. Indefinite-lived trade name/trademarks totaled $1.4 million at both September 28, 2024 and December 30, 2023.
Definite-lived Intangible Assets
Patents were $2.0 million at both September 28, 2024 and December 30, 2023. Accumulated amortization was $0.9 million at September 28, 2024 and $0.8 million at December 30, 2023. Amortization expense for both the three months ended September 28, 2024 and September 30, 2023, was $55 thousand, and for both the nine months ended
September 28, 2024 and September 30, 2023 was $0.2 million.

7 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Annual amortization for patents for subsequent years are as follows (in thousands):

2024 (excluding the nine months ended September 28, 2024 )	$55
2025	226
2026	222
2027	222
2028	155
2029	99
Thereafter	46
Total future amortization for definite-lived intangible assets	$1,025
 5. Credit Agreement
As of September 28, 2024, the Company’s credit facility had a total commitment amount of $680 million. The credit facility is for general corporate purposes and to meet seasonal working capital requirements. The Amended and
Restated Credit and Security Agreement, dated February 14, 2018, among the Company, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (as amended, the Credit
Agreement), includes an accordion feature which allows the Company to increase the amount of the credit facility from
$680 million to $1.0 billion, subject to lenders’ approval. The Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum net leverage ratio and a minimum interest coverage ratio.
The maximum net leverage ratio permitted by the Credit Agreement is 5.00 to 1.00 for the quarterly period ended
September 28, 2024; 4.80 to 1.00 for the quarterly reporting period ending December 28, 2024; and 4.00 to 1.00 for each quarterly reporting period occurring thereafter until maturity.
The minimum interest coverage ratio permitted by the Credit Agreement is 1.50 to 1.00 for both quarterly reporting periods ending September 28, 2024 and December 28, 2024; and 3.00 to 1.00 for each quarterly reporting period occurring thereafter until maturity.
The carrying amount of the outstanding borrowings under the Credit Agreement approximates fair value because interest rates approximate the current rates available to the Company. Under the terms of the Credit Agreement, the
Company pays a variable rate of interest and a commitment fee based on its leverage ratio. The Credit Agreement matures in December 2026. The Company was in compliance with all financial covenants as of September 28, 2024.
The following table summarizes the Company’s borrowings under the credit facility ($ in thousands):

	September 28, 2024	December 30, 2023
Outstanding borrowings	$516,500	$539,500
Outstanding letters of credit	$7,147	$7,147
Additional borrowing capacity	$156,353	$138,353
Weighted-average interest rate	8.2%	8.5%
 6. Leases
The Company leases its retail, office and manufacturing space under operating leases which, in addition to the minimum lease payments, may require payment of a proportionate share of the real estate taxes and certain building operating expenses. While the Company’s local market development approach generally results in long-term participation in given markets, the retail store leases generally provide for an initial lease term of five to ten years. The Company’s office and manufacturing leases provide for an initial lease term of up to fifteen years. In addition, the Company’s mall-based retail store leases may require payment of variable rent based on net sales in excess of certain thresholds. Certain leases may

8 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

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
reasonably estimated.
At September 28, 2024, the Company’s finance right-of-use assets and lease liabilities were not significant.
Lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease costs(1)	$26,445	$28,517	$80,180	$84,889
Variable lease costs(2)	$42	$48	$1	$230
___________________________
(1)Includes short-term lease costs which are not significant.
(2)Variable lease costs include adjustments to percentage rent.
The maturities of operating lease liabilities as of September 28, 2024, were as follows(1) (in thousands):

2024 (excluding the nine months ended September 28, 2024)	$26,997
2025	103,848
2026	91,716
2027	75,205
2028	63,060
2029	43,265
Thereafter	73,361
Total operating lease payments(2)	477,452
Less: Interest	76,299
Present value of operating lease liabilities	$401,153
___________________________
(1)Future payments for real estate taxes and certain building operating expenses for which the Company is obligated are not included in the operating lease liabilities. Total operating lease payments exclude $17 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $82 million for operating lease liabilities.
Other information related to operating leases was as follows:

	September 28, 2024	December 30, 2023
Weighted-average remaining lease term (in years)	5.5	5.9
Weighted-average discount rate	6.6%	6.5%

9 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023
Cash paid for amounts included in present value of operating lease liabilities	$81,089	$80,650
Right-of-use assets obtained in exchange for operating lease liabilities	$29,390	$54,172
 7. Repurchases of Common Stock
For the three months ended September 28, 2024 and September 30, 2023, we repurchased $0.1 million and $0.2 million, respectively, of common stock in connection with the vesting of restricted stock grants. For the nine months ended September 28, 2024 and September 30, 2023, we repurchased $0.7 million and $3.7 million, respectively, of common stock in connection with the vesting of restricted stock grants. We made no purchases under the Board-
approved stock purchase plan in either period. As of September 28, 2024, the remaining authorization under the Board-
approved $600 million share repurchase program was $348 million.
 8. Revenue Recognition
Deferred contract assets and deferred contract liabilities are included in the condensed consolidated balance sheets as follows (in thousands):

	September 28, 2024	December 30, 2023
Deferred contract assets included in:
Other current assets	$30,329	$28,567
Other non-current assets	50,981	54,795
	$81,310	$83,362

	September 28, 2024	December 30, 2023
Deferred contract liabilities included in:
Other current liabilities	$38,395	$36,421
Other non-current liabilities	63,594	69,098
	$101,989	$105,519
Deferred revenue and costs related to SleepIQ® technology are currently recognized on a straight-line basis over the product's estimated life of 4.5 to 5.0 years because the Company’s inputs are generally expended evenly throughout the performance period. During both the three months ended September 28, 2024 and September 30, 2023, the Company recognized revenue of $10 million, that was included in the deferred contract liability balances at the beginning of the respective periods. During both the nine months ended September 28, 2024 and September 30, 2023, the Company recognized revenue of $28 million, that was included in the deferred contract liability balances at the beginning of the respective periods.
Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of revenues for both the three and nine months ended September 28, 2024 and September 30, 2023.

10 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Net sales were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Retail stores	$374,593	$409,268	$1,147,931	$1,270,076
Online, phone, chat and other	52,024	63,380	157,548	187,888
Total Company	$426,617	$472,648	$1,305,479	$1,457,964
Obligation for Sales Returns
The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Balance at beginning of year	$22,402	$25,594
Additions that reduce net sales	69,391	82,718
Deductions from reserves	(72,105)	(85,300)
Balance at end of period	$19,688	$23,012
 9. Stock-based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Stock awards (1)	$774	$(82)	7,212	$8,031
Stock options	658	1,064	2,329	2,841
Total stock-based compensation expense (1)	1,432	982	9,541	10,872
Income tax benefit	285	118	2,004	1,305
Total stock-based compensation expense, net of tax	$1,147	$864	$7,537	$9,567
___________________________
(1) Changes in stock-based compensation expense include the cumulative impact of the change in the expected achievements of certain performance targets.
 10. Profit Sharing and 401(k) Plan
Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, the Company makes a contribution equal to a percentage of the employee’s contribution. During the three months ended September 28, 2024 and
September 30, 2023, the Company’s contributions, net of forfeitures, were $1.9 million and $2.3 million, respectively and during the nine months ended September 28, 2024 and September 30, 2023, were $5.1 million and $7.5 million, respectively.

11 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 11. Net (Loss) Income per Common Share
The components of basic and diluted net (loss) income per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net (loss) income	$(3,136)	$(2,318)	$(15,669)	$9,901
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,643	22,479	22,588	22,412
Dilutive effect of stock-based awards	—	—	—	146
Diluted weighted-average shares outstanding	22,643	22,479	22,588	22,558
Net (loss) income per share – basic	$(0.14)	$(0.10)	$(0.69)	$0.44
Net (loss) income per share – diluted	$(0.14)	$(0.10)	$(0.69)	$0.44
For the three months ended September 28, 2024 and September 30, 2023, and for the nine months ended
September 28, 2024, otherwise dilutive stock-based awards have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on our net loss per diluted share. Additional potential dilutive stock-based awards totaling 1.2 million and 1.1 million for the three months ended
September 28, 2024 and September 30, 2023, respectively, and 1.3 million and 1.2 million for the nine months ended
September 28, 2024 and September 30, 2023, respectively, have been excluded from the diluted net (loss)/income per share calculations because these stock-based awards were anti-dilutive.
 12. Restructuring Costs
In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives, and recognized $15.7 million of restructuring costs in that quarter. In addition to the costs incurred in 2023, the Company incurred an additional $2.0 million and $14.4 million of restructuring costs during the three and nine months ended September 28, 2024, respectively. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the Company’s condensed consolidated statement of operations. The Company expects an additional $2 million to $3 million of restructuring costs to be incurred through the remainder of 2024, primarily due to lease contract termination costs. The following table provides a summary of the Company’s restructuring costs during the during the three and nine months ended September 28, 2024:

	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
Cash restructuring costs:
Contract termination costs (1)	$300	$4,483
Severance and employee-related benefits	1,663	2,905
Professional fees and other	—	4,494
Total cash restructuring costs	1,963	11,882
Non-cash restructuring costs:
Asset impairments (2)	—	2,500
Total restructuring costs	$1,963	$14,382
____________________
(1) Primarily comprised of lease termination costs.
(2) Primarily comprised of impairments of property and equipment.

12 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table provides the activity in the Company’s restructuring related liabilities, which are included within accounts payable, compensation and benefits and other current liabilities on the condensed consolidated balance sheet
(in thousands):

Nine Months Ended
September 28, 2024
Balance at the beginning of year	$8,720
Expenses	11,882
Cash payments	(19,282)
Balance at the end of the period	$1,320
Since the initiation of cost reduction actions in the fourth quarter of 2023, the Company has recognized a cumulative
$30.1 million of restructuring costs, as follows (in thousands):

Cumulative
September 28, 2024
Cash restructuring costs:
Contract termination costs (1)	$11,893
Severance and employee-related benefits	7,871
Professional fees and other	5,604
Total cash restructuring costs	25,368
Non-cash restructuring costs:
Asset impairments (2)	4,742
Total restructuring costs	$30,110
____________________
(1)Primarily comprised of lease termination costs.
(2) Includes impairments of both lease right-of-use assets and property and equipment.
 13. Commitments and Contingencies
Warranty Liabilities
The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Balance at beginning of period	$8,503	$8,997
Additions charged to costs and expenses for current-year sales	9,981	12,327
Deductions from reserves	(11,546)	(12,543)
Changes in liability for pre-existing warranties during the current year, including expirations	511	40
Balance at end of period	$7,449	$8,821

13 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Legal Proceedings
The Company is involved from time to time in various legal proceedings arising in the ordinary course of its business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with U.S.
generally accepted accounting principles, the Company records a liability in its condensed consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If a material loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. With respect to currently pending legal proceedings, the Company has not established an estimated range of reasonably possible material losses either because it believes that is has valid defenses to claims asserted against it, the proceeding has not advanced to a stage of discovery that would enable it to establish an estimate, or the potential loss is not material. The Company currently does not expect the outcome of pending legal proceedings to have a material effect on its condensed consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against the Company could adversely impact its condensed consolidated results of operations, financial position or cash flows. The Company expenses legal costs as incurred.
Purported Class Action Complaint
On September 27, 2024, a purported customer served a putative class action complaint on behalf of themself and a putative class of California consumers against Sleep Number in the United States District Court for the Eastern District of
California alleging that Sleep Number’s beds are perpetually on sale in violation of California law. The Plaintiff seeks injunctive relief, damages, and attorneys fees. Sleep Number does not believe the Plaintiff’s claims have merit and intends to vigorously defend this matter.
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
The Court dismissed the class action complaint with prejudice. The Court sua sponte stayed the PAGA collective action and the individual plaintiff must prove his claims in arbitration before the stay is lifted. Given the developments in these proceedings, the matter no longer rises to the level of disclosure in Sleep Number’s periodic reports.
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
Securities Exchange Act of 1934, as amended (the Exchange Act). The complaint seeks, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the District of Minnesota.

14 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION

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
On September 13, 2022, the District of Minnesota entered a joint stipulation staying all proceedings in the Derivative
Action pending the outcome of any motion to dismiss the Steamfitters consolidated amended complaint. On July 10,
2023, the District of Minnesota in the Steamfitters case dismissed the consolidated amended complaint with prejudice, as noted above. The Plaintiff in the Derivative Action subsequently moved the Court to voluntarily dismiss its Complaint and on January 22, 2024, the District of Minnesota dismissed the Derivative Action without prejudice.
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
referred to the special litigation committee.
Subsequently, the special litigation committee determined that it would not be in the best interests of the Company and its shareholders to take the actions requested in the demands and, thus, rejected the demands in their entirety.

15 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
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
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Data Reconciliations
•Off-Balance-Sheet Arrangements and Contractual Obligations
•Critical Accounting Policies
Forward-looking Statements and Risk Factors
The discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that relate to future plans, events, financial results or performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,”
“expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,” “continue” or the negative of these or similar terms. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. These risks and uncertainties include, among others:
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
•The execution of the Company’s Total Retail distribution strategy;
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
•Pending or unforeseen litigation and the potential for associated adverse publicity;
•The adequacy of the Company’s and third-party information systems and costs and disruptions related to upgrading or maintaining these systems;

16 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Index
•The Company’s ability to identify and withstand cyber threats that could compromise the security of its systems, result in a data breach or business disruption;
•Risks associated with advancements in or adoption of artificial intelligence technologies;
•The Company’s ability, and the ability of its suppliers and vendors, to attract, retain and motivate qualified and effective personnel;
•The volatility of the Company’s stock, its removal from various stock indices, and the potential negative effects of shareholder activism or of changes in coverage by securities analysts;
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
Business Overview
Sleep Number is a wellness technology company and market leader in the design, manufacturing, marketing and distribution of innovative sleep solutions. The Company’s purpose is to improve the health and wellbeing of society through higher quality sleep; to date, it has improved the lives of nearly 16 million people. Sleep Number’s Smart
Sleepers benefit from individualized sleep experiences, night after night, and are experiencing the physical, mental and emotional benefits of life-changing sleep.
Sleep Number’s life-changing, differentiated smart beds combine physical and digital innovations, integrating unparalleled physical comfort with a proprietary technology platform. The smart beds offer the Company’s signature firmness adjustability, enabling each sleeper adjustable comfort. Embedded digital sensors learn the sleep needs of each individual; “sense and do” technology uses the sensed data to automatically adjust the smart bed to keep the sleeper comfortable throughout the night. Active temperature balancing technology supports the ideal climate for both sleepers and solves a prevalent sleep challenge. Additionally, the smart beds are an exceptional value, with personalized sleep insights delivered daily, new features regularly added to all smart beds through over-the-air updates, at a range of good, better and best price points. Sleep Number® smart beds provide unique features, benefits and comfort designed for improved sleep health and wellness for both sleepers.
The Company’s advantaged business model is supported by its consumer innovation strategy: an individualized sleep wellness platform, an ecosystem of almost 3 million highly engaged Smart Sleepers, a vertically integrated operating model, and a culture of individuality, with an ambitious vision to become one of the world’s most beloved brands. Sleep
Number’s exclusive distribution supports lifelong customer relationships – through digital and in-store touchpoints – to provide an exceptional brand experience. The Company’s more than 29 billion hours of longitudinal sleep data enables strategic collaborations with world-leading health and research institutions, including Mayo Clinic and American Cancer
Society. And Sleep Number’s 3,700 purpose-driven team members are dedicated to the Company’s mission of improving lives by individualizing sleep experiences.
In the fourth quarter of 2023, Sleep Number began transforming its operating model for greater financial resilience across a range of economic environments. These cost improvement actions are broad-based. The Company’s transformation progress, combined with rigorous execution of their differentiated strategy, positions it - when market growth returns - to capitalize on their innovation leadership, accelerate profitable growth, generate strong cash flow, and deliver increased value for shareholders. The Company generates revenue by marketing and selling its innovative smart beds directly to new and existing customers through its vertically integrated, exclusive, direct-to-consumer retail touch points including Stores, Online, Phone, and Chat (Total Retail).

17 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
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
Highlights
Financial highlights for the three months ended September 28, 2024 were as follows:
•Net sales for the three months ended September 28, 2024 of $427 million decreased 10% from $473 million for the same period one year ago due to the ongoing weakness in the mattress industry and consumers continuing to scrutinize their spending.
•The net sales change resulted from a 9% comparable sales decrease in Total Retail. For additional details, see the components of total net sales change on page 19.
•Average sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended September 28, 2024 totaled $2.7 million, compared with $3.0 million for the same period last year.
•Operating income for the three months ended September 28, 2024 was $8 million, compared with $5 million in the prior-year period. The $3 million increase in operating income was driven by a $15 million reduction in operating expenses and a 3.4 ppt. increase in the gross profit rate, offset by lower net sales. Operating expenses for the three months ended September 28, 2024 included $2 million of restructuring costs.
•Adjusted EBITDA for the three months ended September 28, 2024 was $28 million, compared to $25 million in the prior-year period as ongoing gross margin improvements and cost reduction actions partially offset the year-over-
year net sales decline.
•Gross profit rate of 60.8% was 3.4 ppt. higher than the prior-year period. The increase was primarily due to year-
over-year product cost reductions through value engineering and ongoing supplier negotiations and favorable product mix. See the gross profit discussion on page 20 for additional details.
•The $15 million year-over-year reduction in the Company’s operating expenses was due to lower sales and marketing and research and development expenses, partly offset by $2 million of restructuring costs.
•Net loss for the three months ended September 28, 2024 was $3 million, compared with a net loss of $2 million for the same period one year ago. Net loss per diluted share was $0.14, compared with a net loss per diluted share of
$0.10 for the comparable period one year ago.
•The Company’s adjusted return on invested capital (Adjusted ROIC) was 4.5% on a trailing twelve-month basis for the period ended September 28, 2024, compared with 14.9% for the comparable period one year ago.
•The Company generated $51 million in cash from operating activities for the nine months ended September 28,
2024, compared with $32 million for the same period one year ago.
•Free cash flow provided $34 million for the nine months ended September 28, 2024, compared with using $16 million for the same period one year ago.
•As of September 28, 2024, the Company had $517 million of borrowings under its revolving credit facility.

18 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales.
Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
Net sales	$426.6	100.0%	$472.6	100.0%	$1,305.5	100.0%	$1,458.0	100.0%
Cost of sales	167.1	39.2%	201.5	42.6%	528.3	40.5%	612.3	42.0%
Gross profit	259.5	60.8%	271.1	57.4%	777.2	59.5%	845.6	58.0%
Operating expenses:
Sales and marketing	205.5	48.2%	221.1	46.8%	596.4	45.7%	649.4	44.5%
General and administrative	33.1	7.8%	31.9	6.8%	111.7	8.6%	111.1	7.6%
Research and development	10.6	2.5%	12.6	2.7%	34.6	2.7%	42.5	2.9%
Restructuring costs	2.0	0.5%	—	0.0%	14.4	1.1%	—	0.0%
Total operating expenses	251.1	58.9%	265.7	56.2%	757.1	58.0%	803.1	55.1%
Operating income	8.4	2.0%	5.4	1.1%	20.1	1.5%	42.5	2.9%
Interest expense, net	12.1	2.8%	11.0	2.3%	36.6	2.8%	30.0	2.1%
(Loss) income before income taxes	(3.6)	(0.8%)	(5.6)	(1.2%)	(16.5)	(1.3%)	12.5	0.9%
Income tax (benefit) expense	(0.5)	(0.1%)	(3.3)	(0.7%)	(0.9)	(0.1%)	2.6	0.2%
Net (loss) income	$(3.1)	(0.7%)	$(2.3)	(0.5%)	$(15.7)	(1.2%)	$9.9	0.7%

Net (loss) income per share:
Basic	$(0.14)		$(0.10)		$(0.69)		$0.44
Diluted	$(0.14)		$(0.10)		$(0.69)		$0.44

Weighted-average number of common shares:
Basic	22.6		22.5		22.6		22.4
Diluted	22.6		22.5		22.6		22.6
The percentage of total net sales, by dollar volume, was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Retail stores	87.8%	86.6%	87.9%	87.1%
Online, phone, chat and other	12.2%	13.4%	12.1%	12.9%
Total Company	100.0%	100.0%	100.0%	100.0%

19 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Sales change rates:
Retail comparable-store sales (1)	(7%)	(14%)	(9%)	(11%)
Online, phone and chat	(18%)	(14%)	(17%)	(13%)
Total Retail comparable sales change (1)	(9%)	(14%)	(10%)	(11%)
Net opened/closed stores and other	(1%)	1%	0%	1%
Total Company	(10%)	(13%)	(10%)	(10%)
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.
Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Average sales per store (1) (in thousands)	$2,670	$2,952
Average sales per square foot (1)	$863	$963
Stores > $2 million in net sales (2)	60%	67%
Stores > $3 million in net sales (2)	20%	27%
Average revenue per smart bed unit (3)	$5,771	$5,640	$5,778	$5,822
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.
The number of retail stores operating was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Beginning of period	646	672	672	670
Opened	1	8	11	27
Closed	(4)	(2)	(40)	(19)
End of period	643	678	643	678

20 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Comparison of Three Months Ended September 28, 2024 with Three Months Ended September 30, 2023
Net sales
Net sales for the three months ended September 28, 2024 of $427 million decreased 10% from $473 million for the same period one year ago due to the ongoing weakness in the mattress industry and consumers continuing to scrutinize their spending.
The net sales change consisted primarily of an 9% comparable sales decrease in Total Retail.
The $46 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a
$27 million decrease in Retail comparable net sales; (ii) a $12 million decrease from online, phone and chat; and (iii) a $7 million decrease from net store closings and other. Total Retail smart bed unit sales decreased 12% compared with the prior year. Total Retail average revenue per smart bed unit increased by 2% to $5,771, compared with $5,640 in the prior-year period.
Gross profit
Gross profit of $260 million for the three months ended September 28, 2024 decreased by $12 million, or 4%, compared with $271 million for the same period one year ago. The gross profit rate increased to 60.8% of net sales for the three months ended September 28, 2024, compared with 57.4% for the prior-year comparable period.
The current-year gross profit rate increase of 3.4 ppt. was mainly due to: (i) year-over-year product cost reductions through value engineering and ongoing supplier negotiations, increased the rate by 1.7 ppt; (ii) a favorable product mix, increased the rate by 1.0 ppt; (iii) and efficiency gains in our home delivery and logistics operations, increased the rate by
0.7 ppt. In addition, the gross profit rate may fluctuate from quarter to quarter due to a variety of other factors, including changes in warranty expenses, return and exchange costs, manufacturing and supply chain operations and performance-
based incentive compensation.
Sales and marketing expenses
Sales and marketing expenses for the three months ended September 28, 2024 were $205 million, or 48.2% of net sales, compared with $221 million, or 46.8% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 1.4 ppt. was primarily due to the deleveraging impact of an 10% net sales decline offset by a 7% decrease in expenses including a 4% lower media spend.
General and administrative expenses
General and administrative (G&A) expenses totaled $33 million, or 7.8% of net sales, for the three months ended
September 28, 2024, compared with $32 million, or 6.8% of net sales, in the prior-year period. The $1 million increase in
G&A expenses consisted mainly of: (i) a $1.9 million year-over-year increase in company-wide, performance-based incentive compensation; offset by (ii) a $0.6 million decrease in employee compensation on lower headcount; and (iii) a
$0.2 million decrease in other miscellaneous expenses. The G&A expenses rate increased by 1.0 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above offset by the deleveraging impact of lower net sales.
Research and development expenses
Research and development (R&D) expenses decreased to $11 million for the three months ended September 28, 2024, compared with $13 million with the same period last year primarily due to lower headcount and outside services. While the Company’s consumer innovation pipeline remains robust, it is re-prioritizing R&D resources in this highly constrained environment.
Interest expense, net
Interest expense, net increased to $12 million for the three months ended September 28, 2024, compared with $11 million for the same period one year ago. The $1 million increase was mainly driven by a higher weighted-average interest rate compared with the same period one year ago.

21 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Restructuring Costs
In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives, and recognized $15.7 million of restructuring costs in that quarter. In addition to the costs incurred in 2023, the Company incurred an additional $2.0 million and $14.4 million of restructuring costs during the three and nine months ended September 28, 2024, respectively. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the Company’s consolidated statement of operations. The Company expects an additional $2 million to $3 million of restructuring costs to be incurred through the remainder of 2024, primarily due to lease contract termination costs.
Income tax (benefit) expense
Income tax benefit totaled $0.5 million for the three months ended September 28, 2024, compared with income tax benefit of $3 million for the same period last year. The change in income tax benefit was primarily due to the impact of the loss before income tax levels.
Comparison of Nine Months Ended September 28, 2024 with Nine Months Ended September 30, 2023
Net sales
Net sales for the nine months ended September 28, 2024 decreased by $152 million, or 10%, to $1.3 billion, compared with $1.5 billion for the same period one year ago due to the ongoing weakness in the mattress industry and consumers continuing to scrutinize their spending.
The net sales decrease consisted primarily of an 10% comparable sales decrease in Total Retail. For additional details, see the components of total net sales change on page 19.
The $152 million net sales decrease compared with the same period one year ago was comprised of the following: (i) an
$112 million decrease in Retail comparable net sales; (ii) a $31 million decrease in online, phone and other sales; and (iii)
a $9 million decrease resulting from net store closings. Total smart bed unit sales declined 10% compared with the same period one year ago. Average revenue per smart bed unit in Total Retail decreased by 1% to $5,778, compared with
$5,822 in the prior-year period.
Gross profit
Gross profit of $777 million for the nine months ended September 28, 2024 decreased by $68 million, or 8%, compared with $846 million for the same period one year ago. The gross profit rate increased to 59.5% of net sales for the nine months ended September 28, 2024, compared to 58.0% in the prior-year comparable period.
The current-year gross profit rate increase of 1.5 ppt. was impacted by: (i) year-over-year product cost reductions through value engineering and ongoing supplier negotiations, increased the rate by 1.1 ppt (ii) favorable pricing actions taken over the last twelve months increased the rate by 1.0 ppt; (iii) efficiency gains in home delivery and logistics operations, increased the rate by 0.7 ppt; partially offset by (iv) product mix of FlexFit smart adjustable bases, which pressured the rate by 1.0 ppt; and (v) lower delivered smart bed volume deleveraged the rate by 0.2 ppt. In addition, the gross profit rate may fluctuate from quarter to quarter due to a variety of other factors, including changes in warranty expenses, manufacturing and supply chain operations and performance-based incentive compensation.
Sales and marketing expenses
Sales and marketing expenses for the nine months ended September 28, 2024 were $596 million, or 45.7% of net sales, compared with $649 million, or 44.5% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 1.2 ppt. was primarily due to deleveraging impact of a 10% net sales decline offset by a 8% decrease in expenses including 6% lower media spend.

22 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
General and administrative expenses
General and administrative (G&A) expenses totaled $112 million, or 8.6% of net sales, for the nine months ended September 28, 2024, compared with $111 million, or 7.6% of net sales, in the prior-year period. The $1 million increase in G&A expenses consisted of: (i) a $2.6 million year-over-year increase in company-wide, performance-
based incentive compensation; (ii) a $0.8 million increase in technology investments; (iii) an increase in miscellaneous other expenses of $3.1 million, which benefited during the same period one year ago from legal and insurance settlements of $1.8 million; largely offset by (iv) a $4.4 million reduction in employee compensation on lower headcount;
and (v) a $1.1 million decrease in other occupancy expenses. The G&A expenses rate increased by 1.0 ppt. in the current-year period, compared with the same period one year ago due to the deleveraging impact of the 10% net sales decrease.
Research and development expenses
Research and development (R&D) expenses decreased by 19% to $35 million for the nine months ended September 28,
2024, compared with $43 million for the same period one year ago on lower outside services and headcount. While the
Company’s consumer innovation pipeline remains robust, it is re-prioritizing R&D resources in this highly constrained environment.
Interest expense, net
Interest expense, net increased to $37 million for the nine months ended September 28, 2024, compared with $30 million for the same period one year ago. The $7 million increase was mainly driven by a higher weighted-average interest rate compared with the same period one year ago.
Restructuring Costs
In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives, and recognized $15.7 million of restructuring costs in that quarter. In addition to the costs incurred in 2023, the Company incurred $14.4 million of restructuring costs in the first nine months of 2024. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the
Company’s consolidated statement of operations. The Company expects an additional $2 million to $3 million of restructuring costs to be incurred through the remainder of 2024, primarily due to lease contract termination costs.
Income tax (benefit) expense
Income tax benefit totaled $0.9 million for the nine months ended September 28, 2024, compared with income tax expense of $3 million last year. The change in income tax expense was primarily due to the change in (loss) income before income taxes levels and the impact of discrete tax expenses. Discrete tax expense, primarily stock-based compensation tax shortfalls, was $2.6 million for the nine months ended September 28, 2024, compared to $1.1 million for the same period last year.
Liquidity and Capital Resources
Managing liquidity and capital resources is an important part of the Company’s commitment to deliver superior shareholder value over time.
The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its
$680 million revolving credit facility, as amended. As of September 28, 2024, the Company does not have any off-
balance sheet financing other than its $7 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under the revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail stores for the foreseeable future.
Cash and cash equivalents totaled $1.6 million and $2.5 million at September 28, 2024 and December 30, 2023, respectively. Significant changes in cash and cash equivalents during the nine months ended September 28, 2024 primarily consisted of $51 million of cash provided by operating activities, offset by a $31 million decrease in short-term

23 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
borrowings, $17 million of cash used to purchase property and equipment, and $3 million of cash used to issue notes receivable.
The following table summarizes cash flows (in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Total cash provided by (used in):
Operating activities	$50.8	$31.8
Investing activities	(20.0)	(49.3)
Financing activities	(31.8)	16.6
Net decrease in cash and cash equivalents	$(0.9)	$(0.9)
Net cash provided by operating activities for the nine months ended September 28, 2024 was $51 million, compared with $32 million for the nine months ended September 30, 2023. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $25 million fluctuation in inventory due to lower sales volumes and operational improvements; (ii) a $22 million fluctuation in customer prepayments; and (iii) a $8 million fluctuation in accrued compensation and benefits; partially offset by (iii) a $26 million decrease in net income for the nine months ended September 28, 2024 compared with the nine months ended September 30, 2023; and (iv) a $9 million fluctuation in other accruals and liabilities.
Net cash used in investing activities for the nine months ended September 28, 2024 was $20 million, compared with $49 million for the nine months ended September 30, 2023. Cash used to purchase property and equipment was $17 million for the nine months ended September 28, 2024, compared with $48 million for the same period one year ago. In addition, the Company issued $3 million of notes receivable during the nine months ended September 28, 2024.
Net cash used in financing activities was $32 million for the nine months ended September 28, 2024, compared with net cash provided by financing activities of $17 million for the same period last year. Short-term borrowings decreased by
$31 million during the current-year period due to a $23 million decrease in borrowings under the revolving credit facility to $517 million and a $8 million decrease in book overdrafts, which are included in the net change in short-term borrowings. During the nine months ended September 28, 2024, the Company repurchased $1 million of its stock compared with $4 million (based on settlement dates, in connection with the vesting of employee restricted stock awards) during the same period one year ago. The Company made no share repurchases under its Board-approved share repurchase program in either period.
In the second quarter of fiscal 2022, the Company suspended share repurchases under its Board-approved share repurchase program. At September 28, 2024, there was $348 million remaining authorization under the Board-approved
$600 million share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares.
At September 28, 2024, the Company had $517 million of borrowings under its revolving credit facility, $7 million in outstanding letters of credit and net liquidity available under the credit facility of $156 million. Total availability under its revolving credit facility was $680 million, which amortizes by $2.5 million per quarter through December 2026. At
September 28, 2024, the Company’s leverage ratio as defined in the credit agreement was 4.2x versus the permissible net leverage ratio of 5.0x, the weighted-average interest rate on borrowings under the credit facility was 8.2% and the
Company was in compliance with all financial covenants.

24 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
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
comparable to similarly titled definitions used by other companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.
Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net (loss) income	$(3,136)	$(2,318)	$(40,857)	$4,471
Income tax (benefit) expense	(489)	(3,253)	(7,966)	1,346
Interest expense	12,057	10,958	49,313	37,641
Depreciation and amortization	15,859	18,200	67,335	72,338
Stock-based compensation	1,432	982	13,523	15,511
Restructuring costs	1,963	—	30,110	—
Asset impairments	—	292	198	491
Adjusted EBITDA	$27,686	$24,861	$111,656	$131,798
Free Cash Flow
The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, the Company is providing this information as it believes it facilitates analysis for investors and financial analysts.
The following table summarizes free cash flow calculations (in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net cash provided by (used in) operating activities	$50,824	$31,816	$9,980	$(12,168)
Subtract: Purchases of property and equipment	17,218	48,022	26,252	64,668
Free cash flow	$33,606	$(16,206)	$(16,272)	$(76,836)

25 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
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
The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Trailing-Twelve Months Ended
	September 28, 2024	September 30, 2023
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating income	$490	$43,458
Add: Operating lease expense (1)	27,371	27,497
Less: Income taxes (2)	(5,474)	(1,168)
Adjusted NOPAT	$22,387	$69,787

Average adjusted invested capital
Total deficit	$(448,784)	$(420,687)
Add: Long-term debt (3)	516,761	488,338
Add: Operating lease obligations (4)	401,153	439,722
Total adjusted invested capital at end of period	$469,130	$507,373

Average adjusted invested capital (5)	$502,494	$469,782

Adjusted return on invested capital (Adjusted ROIC) (6)	4.5%	14.9%
___________________________
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842, Leases.
(2) Reflects annual effective income tax rates, before discrete adjustments, of 19.6% and 1.6% for September 28, 2024 and September 30, 2023,
respectively.
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
Critical Accounting Policies
The Company discusses its critical accounting policies and estimates in Management’s Discussion and Analysis of
Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended
December 30, 2023. There were no significant changes in the Company’s critical accounting policies since the end of fiscal 2023.

26 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Index
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to changes in market-based short-term interest rates that will impact net interest expense. If overall interest rates were one percentage point higher than current rates, annual net income would decrease by
$4.2 million based on the $517 million of borrowings under the credit facility at September 28, 2024. The Company does not manage the interest-rate volatility risk of borrowings under the credit facility through the use of derivative instruments.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended
September 28, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

27 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Index
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company’s legal proceedings are discussed in Note 13 – Commitments and Contingencies, Legal Proceedings, in
the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
including this Quarterly Report on Form 10-Q do not identify all risks that the Company faces because its business operations could also be affected by additional risk factors that are not presently known to the Company or that it currently considers to be immaterial to its operations.

28 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Index
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF
EQUITY SECURITIES
(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
June 30, 2024 through July 27, 2024	67	$8.63	—	$348,071,000
July 28, 2024 through August 24, 2024	3,687	$12.13	—	$348,071,000
August 25, 2024 through September 28, 2024	4,232	$16.71	—	$348,071,000
Total	7,986	$14.53	—	$348,071,000
___________________________
(1)The Company did not purchase any shares under its Board-approved $600 million share repurchase program (effective April 4, 2021), during the three months ended September 28, 2024.
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 7,986 shares of its common stock at a cost of
$116 thousand during the three months ended September 28, 2024.
(3)There is no expiration date governing the period over which the Company can repurchase shares under its Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan and Non-rule 10b5-1 Trading Arrangement Adoptions, Modifications and Terminations
One of the Company’s Board Members, Deborah L. Kilpatrick, adopted a trading arrangement for the sale of securities of the Company’s common stock (a Rule 10b5-1 Trading Plan) that satisfied the affirmative defense conditions of
Securities Exchange Act Rule 10b5-1(c). Ms. Kilpatrick’s Rule 10b5-1 Trading Plan was adopted on August 2, 2024, provides for the sale of up to 4,500 shares of common stock pursuant to the terms of the plan, and expires on December
31, 2025 or upon the earlier termination of the plan or sale of all shares subject to the plan.
None of the Company’s other directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of
Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of SEC Regulation S-K, during the quarter ended September 28, 2024.

29 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Index
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1†
Transition and Advisory Agreement, dated October 24, 2024, between Sleep Number Corporation and
Shelly R. Ibach (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed on October 30, 2024 (File No. 000-25121))

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed Herein.
†        Management contract or compensatory plan or arrangement.

30 | 3Q 2024 FORM 10-Q	SLEEP NUMBER CORPORATION
Index
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	November 5, 2024	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

		By:	/s/ Joel J. Laing
Joel J. Laing
Chief Accounting Officer
(principal accounting officer)