Form 10-K
period 2024-12-28
Sleep Number Corp
filed 2025-03-07
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2024, was $206,568,000 (based on the last reported sale price of the registrant’s common stock on that date as reported by Nasdaq).
As of January 25, 2025, there were 22,389,000 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2025 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i | 2024 FORM 10-K

2 | 2024 FORM 10-K	FORWARD-LOOKING STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, the Double Arrow logo, Select Comfort®, AirFit®,
Climate360®, Comfortaire®, DualTemp®, the DualTemp logo, the DualAir Technology Inside logo, FlexTop®,
HealthIQ®, IndividualFit®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Responsive Air®, Sleep Is Training®, Sleep
Number Inner Circle®, Sleep30®, Tech-e®, This Is Not A Bed®, We Make Beds Smart®, WhisperFlo®, Auto Snore™,
BreatheIQ™, BreatheIQ+™, the BreatheIQ logo, the BreatheIQ+ logo, ClimateCool™, EnviroIQ™, FlexFit™, HeartIQ™,
Individualized Sleep Experiences™, RespiratoryIQ™, Smart SleeperSM, WellnessIQ™, ActiveComfort™, Clima-Temp™,
ClimateSeries™, Comfort Service™, ComfortFit™, CoolFit™, Coolgenex™, Create Your Perfect Comforter™, Create
Your Perfect Pillow™, Does Your Bedding Do that?™, Does Your Pillow Do That?™, DownComfort™, DualAir™,
ExactFit™, Firmness Control™, FlexTop™, In Balance™, Knows You. Senses You. Adjusts to You™, Logic™ Label,
LuxWarmth™, NaturalFit™, No Shift™, Partner Snore™, PlushComfort™, Relaxation™, ResponseFit™, Rest&Read™,
Sleep Better Together™, Sleep Number Does That™, Smart™ Skirt, Smart Button™, SmartFit™, Smart Temp™, Smart
Sleeper™, The Best Bed for Couples™, ThermaLux™, True Temp™, VariaCool™, Winter Soft™, its bed model names, and the Company’s other marks and stylized logos are trademarks and/or service marks of Sleep Number. This Form
10‑K may also contain trademarks, trade names and service marks that are owned by other persons or entities.
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
assumptions affecting such forward-looking statements. The Company advises you, however, to review and consider any further disclosures it makes on related subjects in its quarterly reports on Form 10-Q and current reports on Form 8‑K that it files with or furnishes to the Securities and Exchange Commission.

3 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
PART I
ITEM 1. BUSINESS
Overview
Sleep Number is a wellness technology company and market leader in the design, manufacturing, marketing and distribution of highly innovative sleep solutions. The Company’s purpose is to improve the health and wellbeing of society through higher quality sleep; to date, it has improved the lives of approximately 16 million people. Sleep
Number’s Smart Sleepers benefit from individualized sleep experiences, night after night, and are experiencing the physical, mental and emotional benefits of life-changing sleep.
Sleep Number’s life-changing, differentiated smart beds combine physical and digital innovations, integrating unparalleled physical comfort with a highly advanced technology platform. The smart beds offer the Company’s signature firmness adjustability, enabling each sleeper adjustable comfort. Embedded digital sensors learn the sleep needs of each individual; “sense and do” technology uses the sensed data to automatically adjust the smart bed to keep the sleeper comfortable throughout the night. Active temperature balancing technology supports the ideal climate for each sleeper and solves a prevalent sleep challenge. Additionally, the smart beds are an exceptional value, with personalized sleep insights delivered daily, new features regularly added to all smart beds through over-the-air updates and prices to meet most budgets. Sleep Number® smart beds provide unmatched features, benefits and comfort that can lead to improved sleep health and wellness for both sleepers.
The Company’s advantaged business model is supported by its consumer innovation strategy: an individualized, digital sleep wellness platform, a network of highly engaged Smart Sleepers, a vertically integrated operating model and a culture of individuality, with an ambitious vision to become one of the world’s most beloved brands. Sleep Number’s exclusive distribution meets its customers whenever and wherever they choose – through digital and in-store touchpoints
– to provide an exceptional experience and a lifelong relationship. The Company partners with world-leading institutions to bring the power of 31 billion hours of longitudinal sleep data to sleep science and research. And Sleep Number’s
3,700 purpose-driven team members are dedicated to the Company’s mission of improving lives by individualizing sleep experiences.
The bedding industry has been in a sector level recession for three years with mattress industry unit volumes returning to an estimated 24 million units in 2024, the lowest level since 2015. Consumer sentiment remains well below historical averages, and high interest rates are putting ongoing pressure on the housing market. Consumers continue to scrutinize spending, with inflation and other factors weighing on their purchasing power. Since initiating the Company’s operating model transformation in the fourth quarter of 2023, the Company has executed structural changes to reduce fixed expenses, while prioritizing improving margins and generating cash to create greater financial resilience across market cycles.
Financial Highlights
In the face of the ongoing mattress industry recession the Company has taken decisive actions to build a more durable operating model, while also positioning itself for accelerating returns when the demand environment improves. For
2024, the ongoing recessionary environment contributed to an 11% net sales decline for the Company. Against this recessionary backdrop, the Company continued to focus on improving gross margins and streamlining it’s cost structure to optimize Adjusted EBITDA and cash flow generation. For 2024, the Company delivered a 190 percentage point increase in gross margin rate, which was nearly double the original target for the year of a 100 percentage point improvement. The Company also executed an additional $88 million of operating cost reduction actions for 2024, prior to restructuring costs, which was double the original target for the year of $40 to $45 million. This brings the cumulative operating cost reduction over the last two years to $173 million. These actions resulted in full-year Adjusted EBITDA of
$120 million, with an Adjusted EBITDA margin of 7.1%, up 40 percentage points versus the prior year, despite deleverage from the year-over-year net sales decline. The Company also delivered positive free cash flow in 2024, with free cash flow up $70 million versus the prior year.

4 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
In October 2022, the Company introduced its award-winning Sleep Number Climate360® smart bed, which actively adjusts warming and cooling to keep both sleepers at their ideal temperature, solving a sleep challenge that 80% of couples face. In 2024, the Company expanded the ClimateSeries™ of products with the ClimateCool® smart bed, which actively cools and effortlessly adjusts to both sleepers – ideal for couples with different sleep needs and preferences. The new offering gave sleepers climate-related choices to fit their individual needs at varying price points to fit more budgets.
Smart Adjustable Bases
Sleep Number’s smart bed ecosystem includes a full line of exclusive FlexFit™ smart adjustable bases that seamlessly integrate with Sleep Number smart beds for an individualized sleep experience that is proven to deliver more restful sleep per night. The Company’s industry-leading smart bases offer endless adjustability by raising the head and feet for ultimate relaxation. Additional features include Partner Snore™ technology, which allows a sleeping partner to temporarily relieve mild snoring by raising the companion’s head at the touch of a button; Foot Warming, which is designed to help an individual fall asleep faster; and under-bed lighting, for nighttime visibility.
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
Sleep Number Proprietary Ecosystem
Sleep Number builds lifelong relationships with its customers. The proprietary ecosystem of over 3 million Smart
Sleepers with an average monthly engagement rate of 80 percent is best-in-class for digital products. This high engagement with the Company’s sleep wellness platform increases customer lifetime value and drives efficient customer acquisition through advocacy and referrals. The Company measures its repeat and referral, which accounts for approximately 50% of sales. The Company’s innovation roadmap supports ongoing engagement initiatives within this ecosystem for future growth.
An important part of the smart bed ecosystem, the Sleep Number app, puts the “brand in the hand” of the Company’s loyal Smart Sleepers every day. It enables control of the smart bed and smart adjustable base from one’s mobile device.

5 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
It also provides a nightly score – a SleepIQ® score – that indicates how sleepers slept against their personal best metrics and goals. Paired with personalized insights and details about each sleeper’s heart rate, breath rate, heart rate variability, circadian rhythm and more, the Sleep Number app is an invaluable tool in helping Smart Sleepers better understand how to improve their sleep health and wellbeing. A monthly summary report – the HealthIQ® report – comes to the inbox of each sleeper for a monthly assessment of how they slept; this report can be downloaded to be shared with health professionals and caregivers.
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
The Company’s individualized messaging and brand marketing strategies are designed to emotionally connect with consumers while highlighting the value and relevancy of Sleep Number’s innovations to help solve consumers’ most pressing sleep challenges. In 2024, as consumers became more financially conservative and discerning of major purchases, Sleep Number aligned its brand messaging to support these changing consumer preferences and be distinctive on the most important differentiator of our smart beds, effortlessly adjusting firmness, position and temperature for proven high-quality sleep. The Company pivoted to focus on the benefits of smart beds first before communicating the additional benefits of the total sleep solutions. For example, Sleep Number increased its messaging that its Smart Sleepers can get 28 minutes more restful sleep each night*. Additionally, the Company honed its messaging on meeting the needs of couples who crave individualized temperature and comfort preferences to “Sleep
Better Together™.” These actions ensure consumers clearly understand the brand’s differentiators and the value of the smart bed. Brand health metrics indicate that despite significant headwinds in 2023 and 2024 – including low levels of consumer sentiment – Sleep Number continues to be thought of as a sleep innovation, sleep health and sleep science leader.
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
Across its customer touchpoints, defined as Total Retail (Stores, Online, Phone and Chat), it delivers a value-added retail experience that seamlessly integrates Sleep Number’s digital and physical experiences to meet customer needs. The
Company offers an engaging and dynamic online experience to educate consumers and advance their purchase path,

6 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
driving highly-qualified traffic to all of its retail touchpoints. Sleep Number’s mission-driven sleep experts use digital technology and a best-in-class, relationship-based selling process, which is continually tested and refined to meet the changing consumer priorities. Processes are designed to match the right sleep solutions and right price point for its customers – wherever and whenever they want to shop. This “sell-from-anywhere” model supports customers’ shopping preferences and results in new customer acquisition, sustained repeat and referral, high conversion and strong revenue per smart bed unit – all of which drive future sales and profitable growth.
As the exclusive distributor of Sleep Number® products, the Company has a nationwide portfolio of retail stores. The
Company targets high-quality, convenient and visible store locations based on several factors, including each market’s overall sales and profit potential, store geography, demographics and proximity to other brand experiences. Since 2010, the Company has invested to reposition a large percentage of its mall stores to stronger, optimally-sized, non-mall locations, adding stores in both existing and new markets. As of December 28, 2024, the Company operated 640 Sleep
Number® stores, with locations in all 50 states. More than 30% of its stores (including remodels) are less than five years old and approximately 50% are less than seven years old.
The Company’s Stores accounted for 88% of net sales in 2024. Average annual net sales per store in 2024, based on
Total Retail, was $2.6 million. In 2024, 57% of Stores open for a full year generated net sales of greater than $2 million, and 18% of Stores open for a full year generated more than $3 million in net sales. In 2024, Online, Phone, Chat and
Other sales accounted for 12% of net sales.
Operations
Integrated Sourcing and Logistics
The Company completed a multi-year evolution of its supply chain network in 2022. Now, 100% of its smart beds are pre-assembled in its assembly distribution centers prior to delivery versus being assembled in customers’ homes by
Sleep Number delivery technicians. Sleep Number's evolved network delivers improved visibility, efficiency and waste reduction. Bedding fulfillment is centralized to leverage improved logistics costs and to serve the entire United States from Ohio. Sleep Number continues to advance its outbound logistics network by evolving its mix of truckload carriers and dedicated cross docks to reduce product handling, hand-offs, damage and costs while in transit to customers’
homes. This new network design enables scale and provides a superior and reliable experience for customers.
In addition to a network of global suppliers, Sleep Number operates a dedicated cut and sew facility for cover production in Irmo, SC and an advanced engineering and prototyping facility in Salt Lake City, UT. Each of these facilities are combined with an assembly distribution center. There are five additional assembly distribution centers (Ontario, CA;
Tampa, FL; Minneapolis, MN; Cincinnati, OH; and Dallas, TX). The assembly distribution centers fulfill customer orders that are made-to-order daily and assemble final mattress and order kitting with bases and accessories for shipment. The
Company also operates a bedding fulfillment center at the same location as its Cincinnati, OH assembly distribution center.
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
Customer Service
Sleep Number provides comprehensive post-purchase support that improves Smart Sleepers’ experience and supports its business. Through ongoing interactions with customers via phone, email, chat and social media, the customer service team also provides a unique opportunity to benefit from insights that help the Company continuously improve its

7 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
products and strengthen its service quality and innovation. This integration enables operational synergies and organizational efficiencies. In 2024, Sleep Number outsourced a portion of its customer service operations for greater efficiency.
Innovation
Sleep Number’s global research and development (R&D) team is comprised of onshore teams in Minneapolis, MN and
San Jose, CA and offshore teams in Europe and Asia. Together, these teams are the driving force of the entire smart bed ecosystem including all smart beds, adjustable base designs and bedding solutions, and are comprised of experts in mechanical engineering, comfort, adjustability, temperature, anthropometrics and test systems. The Company’s research and development expenses were $45 million in 2024 compared to $56 million in 2023.
With over 900 patents and patent applications pending worldwide, Sleep Number’s innovation pipeline is robust. The combination of trademark individualized comfort and adjustability features – with AI, biometric analysis and other digital tools – creates the sleep wellness platform, which is the foundation of a long-term value proposition. Paired with millions of connected sleepers with 80% monthly average smart bed user engagement and high customer lifetime value, the
Company believes in the potential for expanded market relevance beyond the traditional mattress space into wellness technology and data, where there are many untapped consumer opportunities to solve persistent sleep issues.
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
Sleep Number’s wellness technology platform automatically collects and analyzes billions of data points from millions of
Smart Sleepers, conducting one of the largest sample sizes of sleep studies every night. To date, the Company has leveraged and learned from more than 31 billion hours of sleep data gathered from over 3 billion real-world sleep sessions, generating comprehensive longitudinal and ecologically-valid data to improve sleep quality. More than
506,000 individuals in its Smart SleeperSM Community — and counting — have opted in to participate in ongoing sleep research and advance the science of sleep and health. This participation has led to rapid enrollment in Institutional
Review Board (IRB)-approved studies, which combine the power of Sleep Number’s broad sleep database with subjective understanding of sleeper behaviors to understand real-world outcomes. The smart bed ecosystem is helping to advance the linkage of quality sleep to health, bringing significant benefits to real-world sleepers.
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
National Football League (NFL)
As the Official Sleep and Wellness Partner of the NFL since 2018, the partnership broadens Sleep Number’s brand reach, deepens its brand relevance and amplifies the benefits of its proprietary innovations. The partnership has led to unparalleled product adoption: 83% of NFL players have a Sleep Number smart bed*. With the extension of the partnership through 2027, Sleep Number expects to continue to actively support players and team personnel with their performance and recovery programs through sleep assessments, new innovations and more. As the NFL is expanding its schedule of international games, Sleep Number works directly with team training staff on integrating sleep into the teams’ schedule to ensure best on-field performance during and after international travel. Additionally, the Company also offers 1:1 coaching for players, deepening their engagement with their smart bed and quality sleep.
*Based on the number of active roster players eligible for the NFL player Sleep Number® bed program who purchased a bed between 7/23/18 and
12/13/24.

8 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
Sleep Number’s NFL partnership also includes partnership with the NFL Players Association (NFLPA) and the Professional
Football Athletic Trainers Society (PFATS), which helps drive greater engagement on and off the field. Through Sleep
Number content, seminars and team sleep education meetings, the trainers and football medical personnel qualify for continuing education credits, the only education of its kind for this community.
In 2024, Sleep Number had partnerships with four clubs — Super Bowl LIV, LVII and LVIII Champion Kansas City Chiefs,
Super Bowl LVI Champion Los Angeles Rams, the Dallas Cowboys, and the Minnesota Vikings — which add to its national media and community-activation efforts. These partnerships allow for focused communications in some of Sleep
Number’s most important markets.
Additionally, the Company leverages the NFL audience to further support American Cancer Society (ACS), being recognized as “an Official Partner of Crucial Catch” and a presenting sponsor of the Defender, an online tool developed by ACS and the NFL to provide cancer prevention, screening and support. The Company included ACS in its brand communications to Smart Sleepers, in its work with the NFL, across its social media and more. Together, Sleep Number and ACS won the “Golden Halo Award” for Best Intersectional Initiative in 2024.
In 2022, Sleep Number formed a partnership with the ACS to study the connection between cancer and sleep quality, with the goal of developing the first-ever sleep strategies and guidance for cancer patients and survivors. With contributions from Sleep Number’s proprietary sleep data, ACS will conduct research over six years, which may lead to improved sleep outcomes for cancer patients and survivors. Additionally, Sleep Number supports cancer patients and caregivers through donations of sleep solutions to ACS’s Hope Lodges across the country. And, as part of the Crucial
Catch partnership, Sleep Number inspired tens of thousands of NFL fans to learn more about cancer risks and prevention by driving activation of The Defender. In 2023, Sleep Number was named American Cancer Society’s Corporate Partner of the Year and won the 2024 “Golden Halo Award” for Best Intersectional Initiative.
Health & Research Institutions
Through partnerships with world-leading health and wellness institutions, Sleep Number is advancing sleep science with its highly accurate, longitudinal sleep data. This data serves as the foundation for groundbreaking research on various health-related issues.
By enabling a longitudinal view of sleep habits for organizations that otherwise may not have access, Sleep Number believes current partnerships and collaborations with physicians, researchers and institutions – including the Mayo Clinic,
ACS, Northwestern University, University of Pittsburgh and Sleep Number’s own Scientific Advisory Board – will deliver meaningful health solutions.
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
air chamber features, mattress construction, foundation systems, sensing systems, automated adjustments, in-bed temperature control, as well as other technology. Sleep Number has numerous U.S. patents expiring at various dates between November 2025 and December 2042, and numerous U.S. patent applications pending. The Company also has

9 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
numerous foreign patents expiring at various dates between September 2026 and June 2047, and foreign patent applications pending. Notwithstanding these patents and patent applications, the Company cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to, or competitive with, Sleep Number products.
Sleep Number has a number of trademarks and service marks registered with the U.S. Patent and Trademark Office, including Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, the Double Arrow logo, Select Comfort®, AirFit®,
Climate360®, Comfortaire®, Dreamaire® , DualTemp®, the DualTemp logo, the DualAir Technology Inside logo,
FlexTop®, HealthIQ®, IndividualFit®, Know Better Sleep®, Pillow[ology]®, PillowFit®, Responsive Air®, Sleep Is Training®,
Sleep Number Inner Circle®, Sleep30®, Smart SleeperSM,Tech-e®, This Is Not A Bed®, We Make Beds Smart®, and
WhisperFlo®. The Company has several trademarks that are the subject of pending applications, including Auto
Snore™, BreatheIQ™, BreatheIQ+™, the BreatheIQ logo, the BreatheIQ+ logo, ClimateCool™, EnviroIQ™, FlexFit™,
HeartIQ™, Individualized Sleep Experiences™, RespiratoryIQ™, and WellnessIQ™. Each registered mark is renewable indefinitely as long as the mark remains in use and/or is not deemed to be invalid or canceled. The Company also has a number of common law trademarks, including Clima-Temp™, ClimateSeries™, Comfort Service™, ComfortFit™,
CoolFit™, Coolgenex™, Create Your Perfect Comforter™, Create Your Perfect Pillow™, Does Your Bedding Do that?™,
Does Your Pillow Do That?™, DownComfort™, DualAir™, ExactFit™, Firmness Control™, FlexTop™, In Balance™,
Knows You. Senses You. Adjusts to You™, Logic™ Label, LuxWarmth™, NaturalFit™, No Shift™, Partner Snore™,
PlushComfort™, Relaxation™, ResponseFit™, Rest&Read™, Sleep Better Together™, Sleep Number Does That™,
Smart™ Skirt, Smart Button™, SmartFit™, Smart Temp™, Smart Sleeper™, The Best Bed for Couples™, ThermaLux™,
True Temp™, VariaCool™, Winter Soft™, and the Company’s bed model names.
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
Industry and Competition
Up to 50% of the developed world’s population experiences sleep deficiencies. In the United States, sleep disorders have been declared a public health epidemic by the U.S. Center for Disease Control. Sleep Number is focused on innovations that will address this growing problem. The total U.S. sleep-health economy was estimated to be over $30 billion in a 2017 report published by McKinsey & Company. This reflects the traditional view of the bedding industry, which includes the sales of mattresses and foundations, as well as emerging solutions for insufficient sleep such as routine modifications and therapeutic treatments. As the sleep-health economy continues to evolve, Sleep Number intends to play a role in the digital health market as consumers look for products and reliable data sources to address their overall wellbeing. The digital health market is estimated at $81 billion in the U.S. alone; $241 billion globally with markets expecting to expand by 4x by 2030.
The traditional view of the U.S. bedding industry, including mattresses and foundations (static and adjustable), is measured through data provided by the International Sleep Products Association (ISPA). According to ISPA*, the industry has grown by approximately 4% annually over the last 20 years. According to ISPA* and the Company’s estimates, industry wholesale shipments of mattresses and foundations (including imported products and adjustable bases) were approximately $11 billion in 2023 (approximately $22 billion at retail). The U.S. bedding industry has experienced recessionary demand levels for the past three years. After peaking at 33 million mattress units in 2020, the U.S. bedding industry has experienced an estimated 28% decline in units to end 2024 at an estimated 24 million mattress units. The
2024 U.S. mattress unit levels are the lowest annual levels since 2015 and per capita spending on mattresses is also at historic lows approaching levels not seen since the 2008/2009 great recession. These data points signal the potential for pent-up demand as the sector recovers.
The retail bedding industry is commoditized and highly competitive. Sleep Number competes against regional and local specialty bedding retailers, bedding manufacturers, home furnishing stores, mass merchants, national discount stores and online marketers. Furniture Today, a furniture industry trade publication, has ranked Sleep Number as the third largest U.S. bedding retailer and e-tailer for 2023, with an estimated 8% market share of industry retail revenue. Sleep
Number’s consumer innovation strategy with proprietary sleep innovations and exclusive direct-to-consumer distribution is highly differentiated resulting in lifelong customer relationships.
*2024 ISPA industry information had not been published at the time of this report.

10 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
Manufacturers in the bedding industry mostly compete through national and regional retail partners, regional manufacturing verticals and online direct-to-consumer. Price, quality, brand name recognition, product availability and product performance are the primary ways manufacturers differentiate themselves. There is a high degree of concentration among manufacturers who produce innerspring, memory foam and hybrid beds under nationally recognized brand names, including Tempur-Pedic, Sealy, Stearns & Foster, Serta and Simmons. National manufacturers still dominate the bedding industry. Newer brands like Purple, Casper and Nectar, which started online have now moved into traditional retail channels for growth.
Seasonality
The Company’s business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales demand in the second quarter of the calendar year and increased sales demand during selected holiday or promotional periods.
Working Capital
The Company is able to operate with minimal working capital requirements because it sells directly to customers, utilizes both “make-to-order” and “make-to-stock” production processes and operates retail stores that serve mainly as showrooms. Sleep Number has historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. The Company’s Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $678 million. The Credit Agreement contains an accordion feature that allows the Company to increase the amount of the credit facility from $678 million up to $1.0 billion in total availability, subject to Lenders’ approval. The Credit Agreement matures in December 2026.
Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by Synchrony Bank. Approximately 45% of net sales in 2024 were financed by Synchrony Bank. The Company’s current agreement with Synchrony Bank expires December 31, 2028, subject to earlier termination upon certain events.
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
See “Part 1, Item 1C. Cybersecurity” for further information regarding the Company’s cybersecurity risk management program.
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
the cost and complexity of manufacturing the Company’s products and may adversely impact the speed and cost of product development efforts. Further, the Company’s manufacturing, distribution, delivery and other business operations and facilities are subject to additional federal, state or local laws or regulations including supply chain transparency,

11 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
Human Capital
Grounded in Sleep Number’s shared values of passion, integrity, innovation, courage and teamwork, and guided by its purpose to improve society’s health and wellbeing through higher quality sleep, the Company’s team members are highly engaged and make a difference in the world every day. With sleep at the center, Sleep Number’s culture supports the wellbeing of its team members across the pillars of physical, emotional, financial, career and community, and connects their work to the Sleep Number mission and goals. Sleep Number embraces every individual’s unique talents, perspectives and experiences, and strives to create an environment where team members can each be their best self, which fuels innovation and teamwork.
At December 28, 2024, Sleep Number employed a total of 3,654 team members, of which 67 were classified as part-
time and 7 were employed on a temporary basis. The breakdown of team members by area was as follows: 2,059 in retail sales and support, 421 in field services, 147 in customer service, 365 in manufacturing and logistics, and 662 in technology, corporate, management and administrative positions. Forty percent of team members are racially diverse and 38% are women.
Attracting, motivating and retaining the right talent is critical to Sleep Number’s success, which is why it is unyielding in its commitment to its team members’ wellbeing, connection to one another and sense of belonging. The Company strives to create and sustain a culture in which all team members feel welcomed and valued and can bring their authentic and whole selves to work every day and it reinforces this commitment through investment in programs and initiatives including:
•Career Wellbeing:  The Company’s Learning and Development programs enhance team member capabilities, driving personal growth, mentoring opportunities and organizational performance. During 2024, team members completed an estimated 200,000 hours of learning and development activities;
•Financial, Emotional and Physical Wellbeing:  Sleep Number’s compensation practices and comprehensive benefits highlight its commitment to improving its team’s economic opportunity and promoting their physical and emotional stability. The Company annually benchmarks its total rewards programs to ensure market competitiveness and offers all team members a form of variable compensation tied to performance in addition to their base pay. To support emotional wellbeing, Sleep Number offers all team members mental health resources in addition to flexible time off benefits;
•Health and Safety Policies:  Sleep Number establishes clear expectations for all team members to ensure a physically and psychologically safe environment. As part of the Company’s effort to improve safety, it collects and analyzes workplace injury and accident information across all locations and takes steps to reduce incident rates. The Company

12 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
actively evolves its health and safety policies during the year to ensure the safety of its team members and customers; and
•Community Engagement:  Sleep Number fosters a strong sense of belonging, connection and service through Team
Member Resource Groups, Team Member Support Fund and Team Member Volunteer opportunities. Sleep Number actively supports eight Team Member Resource Groups. In 2024, team members contributed more than $21,000 to help their teammates in need through the Team Member Support Fund and reported 3,800 hours dedicated to volunteering.
Commitment to Sustainability
Guided by the Company’s purpose to improve the health and wellbeing of society through higher quality sleep, Sleep
Number is committed to sustainability through initiatives that support the resilience of its business. The Company’s efforts focus on aligning and integrating environmental stewardship and social progress with its pursuit of long-term shareholder value creation.
Sleep Number takes seriously its responsibility to its stakeholders, including team members, consumers, community, suppliers and shareholders. To continue to earn their trust, the Company proactively advances and discloses practices, priorities and metrics that demonstrate its accountability and commitment to sustainability.
•Sleep Number is strengthening systems and processes that reinforce sound governance, high integrity decision-
making and transparent, consistent reporting practices.
•To attract and retain highly engaged team members, the Company continues to prioritize programs that promote well-being, provide opportunities for professional development and reward strong performance.
•Through volunteerism, financial and in-kind support, and meaningful contributions to sleep science, research and sleep innovations, Sleep Number is improving millions of lives – delivering significant value to consumers and their communities.
•Recognizing the benefit of collaboration in achieving the Company’s goals, Sleep Number is strengthening its relationships with suppliers and engaging with them to increase its operating model durability and sustainability.
•And the Company is monitoring – and taking responsible actions to control – its greenhouse gas emissions, waste and other environmental outputs, including through improved network design, transportation optimization and innovations that extend the useful life of product components.
Additional information is available in the Company’s Corporate Sustainability Report, posted within the Investor Relations section of the Sleep Number website at http://ir.sleepnumber.com. Select the “ESG” link and then “Sustainability
Reports.” The information contained on the Company’s website or connected to its website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

13 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
Information about the Company’s Executive Officers
SHELLY R. IBACH, 65
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
FRANCIS K. LEE, 53
Executive Vice President and Chief Financial Officer (Joined the Company in August 2023)
Francis K. Lee, Sleep Number® setting 45, serves as Executive Vice President and Chief Financial Officer. Mr Lee leads the Company’s teams to drive sustainable, profitable growth and strengthen total shareholder return. Mr. Lee is a global finance and strategy leader with extensive experience across consumer product, retail, and technology companies.
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
MELISSA BARRA, 53
Executive Vice President and Chief Sales and Services Officer (Joined the Company in 2013 and was promoted to current role in December 2020)
Melissa Barra, Sleep Number® setting 30, serves as Executive Vice President and Chief Sales and Services Officer. Ms.
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
ANDREA L. BLOOMQUIST, 55
Executive Vice President and Chief Innovation Officer (Joined the Company in 2008 and was promoted to current role in
December 2020)
Andrea L. Bloomquist, Sleep Number® setting 25, serves as Executive Vice President and Chief Innovation Officer. Ms.
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
Number in May 2008 as Vice President and General Merchandise Manager. Prior to Sleep Number, Ms. Bloomquist held leadership positions in general management, sourcing, buying, development and planning at Macy’s and The
Department Stores for Target Corporation.

14 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
KEVIN K. BROWN, 56
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
SAMUEL R. HELLFELD, 46
Executive Vice President and Chief Legal and Risk Officer and Secretary (Joined the Company in 2013 and was
promoted to current role in March 2022)
Samuel R. Hellfeld, Sleep Number® setting 65, serves as Executive Vice President and Chief Legal and Risk Officer and
Secretary and leads legal, internal audit, corporate security and asset protection. From September 2018 to March 2022,
Mr. Hellfeld served as Senior Vice President and Chief Legal and Risk Officer. From October 2015 to September 2018,
Mr. Hellfeld served as Vice President, Associate General Counsel. Mr. Hellfeld joined Sleep Number in March 2013 as
Corporate Counsel. Prior to joining Sleep Number, Mr. Hellfeld was a Partner in the law firm of Fox Rothschild LLP (fka
Oppenheimer Wolff & Donnelly LLP), practicing in the areas of intellectual property and litigation. Prior to 2010, Mr.
Hellfeld was an Associate at several law firms and also served as Law Clerk in the United States Court of Appeals for the
Ninth Circuit and the United States District Court, Southern District of California.
CHRISTOPHER D. KRUSMARK, 45
Executive Vice President and Chief Human Resources Officer (Joined the Company in 2005 and was promoted to Chief
Human Resources Officer in July 2020)
Christopher D. Krusmark, Sleep Number® setting 55, serves as Executive Vice President and Chief Human Resources
Officer, where he leads all human resources, training and learning functions. From January 2023 through August 2023,
Mr. Krusmark also served as Interim CFO. Prior to being promoted to his Chief Human Resources Officer role in July
2020, Mr. Krusmark served as Sleep Number’s Vice President of Sales Operations, Field Services and Training where he led retail and home delivery operations and wholesale business development. From June 2005 to October 2015, Mr.
Krusmark held a variety of leadership roles in finance at Sleep Number supporting sales, real estate, marketing and product. Prior to joining Sleep Number, Mr. Krusmark worked on the financial audit staff of EY and Arthur Andersen.

15 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
The Company also makes available, free of charge on its website, the charters of the Audit Committee, Management
Development and Compensation Committee and Corporate Governance and Nominating Committee, as well as its
Code of Business Conduct (including any amendment to, or waiver from, a provision of its Code of Business Conduct)
adopted by the Company’s Board of Directors (Board). These documents are posted on the Company’s website: select the “Investors” link, the “Governance” link and then the “Governance Documents” link. The information contained on the Company’s website or connected to its website is not incorporated by reference into this Form 10-K and should not be considered part of this report.
Copies of any of the above-referenced information will also be made available, free of charge, upon written request to:
Sleep Number Corporation
Investor Relations Department
1001 Third Avenue South
Minneapolis, MN 55404
ITEM 1A. RISK FACTORS
An investment in Sleep Number’s common stock involves a high degree of risk. Stakeholders should carefully consider the specific risks set forth below and other matters described in this Annual Report on Form 10-K before making an investment decision. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties, including risks and uncertainties that impact the business environment generally, those not presently known to the Company, or those that it currently sees as immaterial, may also harm its business. If any of these risks occur, the Company’s business, results of operations, cash flows and financial condition could be materially and adversely affected.
Economic Conditions, Consumer Sentiment and the Availability of Credit
Adverse changes in general economic conditions have reduced, and could continue to reduce discretionary consumer spending and, as a result, have adversely affected and could continue to adversely affect the
Company’s sales, profitability, cash flows, availability of credit, and financial condition.
The Company’s success depends significantly upon discretionary consumer spending, which is influenced by a number of general economic factors, including without limitation economic growth, consumer confidence and sentiment, consumer disposable income, the housing market, employment, fuel prices, income and debt levels, interest rates, inflation, taxation, consumer shopping trends and the level of customer traffic in malls and shopping centers, political conditions and uncertainty with respect to the new presidential administration, inclement weather, natural disasters, recession and fears of recession, civil unrest and disturbances, terrorist activities, war and fears of war, as well as perceptions of personal wellbeing and security, health epidemics or pandemics. Adverse trends in these general economic factors and reduced consumer spending have and may continue to adversely affect the Company’s sales, profitability, cash flows, financial condition, availability of credit, including with respect to the Company’s current credit facility, its ability to service and pay down debt, and any potential new or replacement sources of credit, or cause the

16 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
Company to breach covenants or other terms contained in its Credit Agreement, which could materially adversely affect the Company’s business, results of operations, cash flows and financial condition.
Although previously high inflation subsided somewhat in 2024, it may again increase due to various economic factors, such as the imposition of increased tariffs or other inflationary economic policies, and adversely affect the Company’s business operations and financial results by increasing the costs of fuel, shipping, raw materials, labor, commodity, and other costs. While the Company has historically been able to pass along some cost increases to its customers, it has not and may not be able to offset such higher costs through price increases or other means, and its margins, profitability, cash flows, availability of credit, and financial condition have been and could continue to be adversely impacted.
The Federal Reserve significantly increased the federal funds rate in 2023. Although the Federal Reserve lowered the federal funds rate in September, November and December 2024, the federal funds rate remains relatively high, adversely affecting customer purchasing behavior. It is uncertain whether the Federal Reserve will hold, reduce, or increase the rate going forward and such uncertainty, as well as any Federal Reserve action or non-action with respect to the rate, has and may continue to negatively affect customer purchasing behavior, which has and may continue to adversely affect the Company’s sales, profitability, cash flows, credit availability and financial condition.
The United States debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades, economic slowdowns, or a recession in the United States. There remain increased risks of a government shutdown or sovereign default if the spending bills necessary to fund the government through 2025 are not passed by Congress.
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
Interest rates remain elevated, and may further increase, and impact the cost of servicing the Company’s indebtedness and have an adverse effect on its results of operations, cash flows and stock price.
The Company’s credit facility currently bears interest at a variable rate based on its leverage ratio. The Company bears the risk that the rates charged by the Company’s lenders will outpace expectations and the earnings and cash flow of its business. This has reduced the Company’s profitability and has potential to continue to reduce profitability in addition to the potential to adversely affect the Company’s ability to service its debt, or cause the Company to breach covenants or other terms contained in its Credit Agreement, which could materially adversely affect the Company’s business, results of operations, cash flows and financial condition.
The Company’s access to alternative financing options may depend on factors beyond the Company’s control or require the Company to accept unfavorable terms.
No assurance can be given that the Company will generate sufficient cash flows from operations or that future borrowings will be available to the Company in an amount sufficient to enable the Company to service and repay its indebtedness or to fund other liquidity needs. If the Company is unable to satisfy its debt obligations, it may have to undertake alternative financing options, such as refinancing or restructuring its indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. The Company’s ability to restructure or refinance its indebtedness will depend on the condition of the capital markets and the Company’s financial condition at such time.
Any refinancing of the Company’s indebtedness could be at higher interest rates and could require the Company to comply with more onerous covenants, which could further restrict its business operations. The Company cannot assure that any refinancing or debt restructuring would be possible, or if possible, would be completed on favorable or acceptable terms.

17 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
A reduction in the availability of, or increase in the cost of, credit to consumers generally or under the Company’s existing consumer credit programs has negatively impacted, and could continue to negatively impact, the
Company’s sales, profitability, cash flows and financial condition.
A significant percentage of the Company’s sales are made under consumer credit programs through third parties. The amount and cost of credit available to consumers may be adversely impacted by macroeconomic factors, including general economic conditions, consumer confidence and sentiment, consumer disposable income, the housing market, employment, fuel prices, income and debt levels, interest rates, inflation, taxation, political conditions and uncertainty with respect to the new presidential administration, inclement weather, natural disasters, recession and fears of recession, civil unrest and disturbances, terrorist activities, war and fears of war, including the war between Russia and
Ukraine and the war between Israel and Hamas, as well as consumer perceptions of personal wellbeing and security, health epidemics or pandemics, which could cause suppliers of credit to adjust their lending criteria and costs. These macroeconomic factors have, and may continue to, adversely impact the cost of credit which, in turn, has and may continue to negatively impact the Company’s sales, profitability, cash flows and financial condition.
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
The Company may not be successful in achieving the expected cost savings, efficiencies, and other benefits related to its business restructuring actions and such actions could have adverse effects on the Company.
The Company’s strategy includes identifying and executing cost savings and operating efficiencies to increase financial resilience by expanding profit margins and cash flows to pay down debt as part of its operating transformation to a more durable business model. The Company may not be successful in fully implementing its cost savings plans or realizing anticipated savings and efficiencies, including potentially as a result of factors outside the Company’s control. Current or future demand may not support the fixed cost of the Company’s infrastructure at an acceptable margin or its vertically integrated business model. A failure or delay in implementing or realizing the anticipated savings and efficiencies of its cost savings plans and related strategic initiatives could materially and adversely impact the Company’s business, results, profitability, cash flows, availability of credit, and financial condition. Charges and costs incurred in connection with implementing the cost savings plan and business restructuring actions may be significant and have and may continue to be higher than expected. In addition, implementing the cost savings plans has and could negatively impact the
Company’s workforce, partnerships, initiatives, innovation, brand, customer experience, and development plans or otherwise interfere with the Company’s ability to grow and compete effectively, each of which could adversely impact the Company’s business, results, profitability, cash flows, availability of credit, and financial condition.
Risks Related to the Company’s Marketing Strategy and Execution of Total Retail Distribution Strategy
The Company’s future growth and profitability depend upon the effectiveness and efficiency of its marketing programs and promotions.
The Company is highly dependent on the effectiveness of its marketing messages, the efficiency of its advertising expenditures in generating consumer awareness, consideration and conversation leading to sales of its products, and the ability to competitively price its products. Sleep Number continues to evolve its marketing strategies, adjust its messages and promotional discounts, differentiate its products despite competitors’ attempts to copy or adopt its messaging, and review the amount it spends on advertising, the timing of its spend, and where it is spent. The Company may not always be successful in developing effective messages, as the consumer and competition change, or in achieving efficiency in its advertising expenditures. The Company may be constrained in its ability to invest in advertising at a rate sufficient to drive demand.

18 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
The Company relies in part upon third parties, such as social media influencers and athletes, to market its brand, and is unable to fully control their efforts. Influencers and athletes with whom the Company maintains a relationship could engage in behavior or use their platforms to communicate directly with Sleep Number’s customers in a manner that reflects poorly on its brand, and these communications may be attributed to the Company or otherwise adversely affect the Company. It is not possible to prevent such behavior, and the precautions the Company takes to prevent or detect this activity may not be effective.
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
The vast majority of the Company’s sales occur through Total Retail, including its retail stores and website. Total Retail represents the Company’s largest opportunity for growth in sales and improvement in profitability. The Company’s retail stores carry significant fixed costs. Sleep Number also makes significant capital expenditures as it opens new stores and remodel or reposition existing stores. The Company is highly dependent on its ability to maintain and increase sales per store to cover these fixed expenses, provide a return on its capital investments and improve the Company operating margins. As a part of the Company’s cost savings plan and business restructuring actions, select stores have been closed and additional stores are expected to be closed, and, in some cases, store remodels have been delayed. These closures and older retail store designs may result in higher than expected costs, charges, lost sales, lower brand awareness, weakened customer experience, or otherwise negatively impact the Company’s sales, profitability, cash flows, availability of credit, and financial condition.
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
The Company’s Total Retail distribution strategy results in relatively few points of distribution, including 640 retail stores in 50 U.S. states as of the end of 2024, Online, Phone and Chat. Several of the mattress manufacturers and retailers with which the Company competes have significantly more brick-and-mortar points of distribution than it does, which makes the Company highly dependent on its ability to drive consumers to its points of distribution to maintain and gain market share.
The Company’s longer-term Total Retail distribution strategy is also dependent on its ability to effectively select stores to close, renew existing store leases and to secure suitable locations for new store openings, in each case on a cost-
effective basis. The Company may encounter higher than anticipated rents and other costs in connection with managing its retail store base. The Company may also be unable to find or obtain suitable new locations or renew existing locations.

19 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
Risks Related to the Company’s Ability to Compete Effectively
Significant competition could adversely affect the Company’s business.
Because of the vertical integration of the Company’s business model, its products and distribution face significant competition from both manufacturers of different types of mattresses and a variety of retailers. The Company’s SleepIQ technology also faces significant competition from various manufacturers and retailers of sleep tracking and monitoring products.
The mattress industry is characterized by a high degree of concentration among the largest manufacturers of innerspring mattresses and foam mattresses and one dominant national mattress retailer, including further consolidation through a merger of one such mattress manufacturer and a national mattress retailer that closed in early 2025. In recent years, numerous direct-to-consumer companies and low-cost importers have entered the market, offering “bed-in-a-box” or similar products primarily through online distribution directly to consumers though many now also partner with traditional mattress retailers. A variety of sleep tracking and monitoring products that compete with the Company’s SleepIQ technology have been introduced by various manufacturers and retailers, both within and outside of the traditional mattress industry. A variety of mattress and base manufacturers have also come to market with copycat smart beds, some featuring a version of what they market as “adjustable firmness.” This competition has and may continue to increase the costs of search terms and digital advertising and otherwise adversely affect the Company’s business.
Some of the Company’s competitors have substantially greater financial, marketing and manufacturing resources, greater investment in customer experience, and greater brand name recognition than the Company does and sell products through broader and more established distribution touchpoints, which has and may continue to negatively impact traffic to the Company’s website, call centers or stores. Consolidation in the mattress industry has and may continue to amplify this disparity. The Company’s national, exclusive distribution competes with other retailers who generally provide a wider selection of mattress and brand alternatives at varying price points than the Company offers. A number of these retailers also have more points of distribution, greater marketing resources, greater investment in customer experience, and greater brand name recognition than the Company does.
These manufacturing and retailing competitors, or a combination of these competitors, or new entrants into the market, may compete aggressively and maintain and gain market share with existing or new products, and may pursue or expand their presence in the adjustable firmness air bed segment of the market as well as in the market for sleep tracking and monitoring products. The Company has limited ability to anticipate the timing and scale of new product introductions, advertising campaigns or new pricing strategies by its competitors, which could inhibit its ability to maintain or increase market share, or to maintain the Company’s profit margins.
If the Company is unable to effectively compete with other manufacturers and retailers of mattress and sleep tracking and monitoring products, the Company’s sales, profitability, cash flows and financial condition may be adversely impacted.
Failure to achieve and maintain high levels of product and service quality could negatively impact the Company’s sales, profitability, cash flows and financial condition.
The Company’s products and services are highly differentiated from traditional innerspring mattresses and from viscoelastic and other foam mattresses, which have little or no technology and do not rely on electronics and air control systems. As a result, its beds may be susceptible to failures that do not exist with traditional or foam mattresses. Failure to achieve and maintain acceptable quality standards could impact consumer acceptance of its products and services or result in negative media and Internet reports or owner dissatisfaction that could negatively impact the Company’s brand image and sales levels. In addition, a decline in product or service quality could result in an increase in return rates and a corresponding decrease in sales, or an increase in product warranty claims in excess of the Company’s warranty reserves.
An unexpected increase in return rates or warranty claims could harm the Company’s sales, profitability, cash flows and financial condition.
As a consumer innovation Company with differentiated products, the Company faces an inherent risk of exposure to product liability claims or regulatory actions if the use of its products is alleged to have resulted in personal injury or property damage. If any of the Company’s products proves to be defective or non-compliant with applicable regulations such as the federal Consumer Product Safety Commission flammability standards, the Company may be required to

20 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
As described herein, the bedding industry, as well as the market for sleep monitoring products, are both highly competitive, and the Company’s ability to compete effectively and to profitably maintain or grow its market share depend in part on its ability to continue to improve and expand the Company’s product line of adjustable firmness air beds, SleepIQ technology, sleep health monitoring technologies, and related accessory products. The Company incurs significant research and development and other expenditures in the pursuit of improvements and additions to its product line and is re-prioritizing research and development resources in this highly constrained environment. If these efforts do not result in meaningful product improvements or new product introductions, if the Company is not able to gain widespread consumer acceptance of product improvements or new product introductions, or there are delays or production limitations with respect to its product improvements or new product introductions, the Company’s sales, profitability, cash flows and financial condition may be adversely affected. If the Company offers products or services in other countries, the Company’s business may be exposed to additional risks, such as additional and varied legal/
regulatory requirements, complexity and cost to maintain operations in multiple countries, adapting and localizing products for enhanced market acceptance, ability to enforce intellectual property rights, tariffs and non-tariff barriers, which may become more prevalent in retaliation to tariffs recently imposed and proposed by the U.S. government, fluctuation in and barriers to currency exchange, and political or social unrest, and economic instability. In addition, if any significant product improvements or new product introductions are not successful, delayed, or constrained the
Company’s reputation and brand image may be adversely affected.
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
litigation, and if the Company is not successful in its defense, it could be subject to injunctions and liability for damages or royalty obligations, and the Company’s sales, profitability, cash flows and financial condition could be adversely affected.

21 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
condition.
Sleep Number currently obtains all the materials and components used to produce its smart beds from outside sources including some that are located outside the United States. In several cases, including its air chambers, integrated non-
adjustable foundations, adjustable foundations, various components for its Firmness Control and Smart Control systems, certain electronic componentry, certain foam formulations, as well as its fabrics and zippers, the Company obtains these materials, components and products from suppliers who serve as the only source of supply, or who supply the vast majority of the Company’s needs of the particular material, component or product. While the Company believes that some of these materials, components and products, or suitable replacements, could be obtained from other sources in the event of a disruption or loss of supply, it has not been able to, and in the future may not be able to, find alternative sources of supply or alternative sources of supply on comparable terms, quantities and timelines. If the Company’s relationship with these suppliers or the suppliers’ services are disrupted, terminated or otherwise negatively impacted, including by government actions, such as the imposition of tariffs or other trade restrictions, the Company could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components and products or that offer similar services. Constraints on the ability of certain of its suppliers to timely meet commitments, including in an environment of increased demand for consumer products and services and labor challenges, has, and may continue to, adversely impact the Company’s ability to meet its products and services demand, result in additional costs, or otherwise adversely impact the Company’s business, operations and financial results.
The Company also relies on a few critical suppliers for information technology systems and services, on another supplier for the majority of its customer service support, and on Synchrony Financial for the majority of its consumer financing services. If the Company’s relationship with these suppliers or the suppliers’ services are disrupted, terminated or otherwise negatively impacted, the Company could have difficulty in replacing these services in a timely and cost-
effective manner, adversely impacting the Company’s sales, profitability, cash flows, availability of credit, and financial condition.
In addition, third parties on which the Company relies, for various reasons have demanded or required or may demand or require changes to their payment terms and frequency, credit limits and exposures, or other contractual terms with the
Company. If the Company is unable to accommodate or otherwise resolve such demands or changes, the Company’s supply of goods, products and services from these third parties could be disrupted, terminated or otherwise negatively impacted and the Company may not be able to or could have difficulty in replacing the supply of such goods, products and services in a timely and cost-effective manner, adversely impacting the Company’s sales, profitability, cash flows, availability of credit, and financial condition.
Fluctuations in commodity prices or availability or third-party delivery or logistics costs has resulted, and could continue to result, in an increase in component costs and/or delivery costs.
The Company’s business is subject to significant increases or volatility in the prices of certain commodities, including but not limited to electronic componentry, fuel, oil, natural gas, rubber, cotton, plastic resin, corrugate, steel and chemical ingredients used to produce foam, as well as third-party logistic costs. Increases in prices of these commodities or logistics costs or other inflationary pressures have resulted, and may continue to result, in significant cost increases for the Company’s raw materials and product components, as well as increases in the cost of delivering its products to customers. For example, the U.S. government has recently proposed the implementation of a tariff on non-U.S. steel, which could increase the cost of steel to the Company. The Company has been, and may continue to be, unable to offset any such increased costs through value engineering and similar initiatives, or through price increases, and, as a result, the Company’s profitability, cash flows and financial condition have been, and may continue to be adversely impacted. Price increases to offset the increased costs, have, and may continue to, adversely impact the Company’s sales volumes.
The Company relies on third parties to deliver some of its products to its facilities and customers on a timely and cost-
effective basis. These third-party providers could be vulnerable to labor challenges, liquidity concerns, the impacts of

22 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
•Existing or potential duties, tariffs or quotas on certain types of goods that may be imported into the United States, including recent and proposed tariffs on certain goods from Canada, China, and Mexico as well as proposed tariffs on materials such as steel;
•Foreign regulations that may impact availability or cost of supply;
•Political instability, unrest, geopolitical turmoil, acts of terrorism, global conflicts (such as any conflict that may arise between China and Taiwan) or war (such as the war between Russia and Ukraine and the war between Israel and
Hamas), outbreaks of pandemics or contagious diseases, shipping delays, foreign or domestic strikes, customs inspections, changes in immigration rates, laws, and enforcement, or other factors resulting in disruption in supply, transportation, trade, labor, or the availability of global contractors utilized in the Company’s business operations;
•Foreign currency fluctuations;
•Economic uncertainties, including inflation and policies that may have an inflationary effect, such as tariffs; and
•Adverse weather conditions, climate change or other natural or man-made disasters.
The Company cannot predict whether the countries in which some of its components are manufactured, or may be manufactured in the future, or where the Company contracts for labor will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. The United States government has implemented certain trade policies, including imposing and proposing tariffs on certain goods imported from Canada, China, and Mexico and other countries and imposing sanctions against Russia as a result of the war in Ukraine, and may take further actions with respect to these policies in the future. Additionally, although the Company does not have operations in Russia, Belarus, or Ukraine and has not been directly impacted by the war in Ukraine, some of the Company’s third-party suppliers have disclosed that they may source, directly or indirectly, a portion of their supply chain requirements of gold, tantalum, tin, and tungsten (collectively the “3TGs”), as well as birch plywood from Russia. Similarly, some of the Company’s third-party suppliers have disclosed that they may source, directly or indirectly, a portion of their supply chain requirements of 3TGs or fabrics from China, which materials have generally been under scrutiny for potential ties to Uyghur forced labor camps. These factors have, and could continue to, increase the costs of doing business with foreign suppliers, lead to inadequate inventory levels or delays in shipping products to customers, or the need to find new sources for certain materials on short notice, which could harm the Company’s sales, customer satisfaction, profitability, cash flows and financial condition.
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
Climate change may increase the frequency and severity of adverse weather conditions and other natural disasters. All regions of the U.S. and warmer climates globally may be particularly impacted by extreme weather, such as hurricanes, natural disasters, droughts, wildfires and rising sea levels. These events have disrupted, and may continue to, disrupt the
Company’s operations and ability to source components and products.

23 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
Risks Related to the Company’s Vertically Integrated Business Model
Disruption to the Company’s facilities and operations could increase its costs of doing business or harm the
Company’s ability to satisfy customer demand, develop, test and launch new products, and service its products and customers.
As a vertically integrated business, the Company has various facilities and operations including manufacturing, assembly, distribution, logistics, field services, home delivery, headquarter, product development, retail and customer service.
Sleep Number operates a dedicated cut and sew facility for cover production in Irmo, SC and an advanced engineering and prototyping facility in Salt Lake City, UT. Each of these facilities are combined with an assembly distribution center
(ADC). There are five additional ADCs (Ontario, CA; Tampa, FL; Minneapolis, MN; Cincinnati, OH; and Dallas, TX) and
one former assembly distribution center now used as a distribution center (Baltimore, MD). The seven ADCs leverage component inventory to pre-assemble 100% of its smart mattresses to order rather than stocking finished goods. The
Company has field service and home delivery operations and contractors that deliver and service its products across the country as well as a bedding fulfillment center that ships bedding products to consumers via third-party services. The product development and testing operations primarily occur in the Company’s corporate headquarters in Minneapolis,
Minnesota and Sleep Number Labs facility in San Jose, California. Sleep Number’s customer service operations are largely remote positions with team members located across the country and international third-party contractors, and the
Company has retail stores across the country. Disruption to any of the Company’s operations, facilities, workforce, third-
party contractors, or the Company’s nationwide logistics network could harm or delay its ability to satisfy customer demand, develop, test and launch new products, service its products and customers, and increase its costs. The
Company’s metrics related to customer’s experience indicate that the customer experience has declined due to reduced investments and a change in the Company’s approach to its customer service operations, including through the use of third-party contractors. Such impacts and delays could adversely affect the Company’s sales, customer satisfaction, profitability, cash flows, availability of credit, and financial condition.
Any future acquisitions or business combinations the Company completes involve a number of risks, the occurrence of which could adversely affect the Company’s business, reputation, operating results and financial condition.
The Company’s ability to complete future acquisitions and business combinations will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; the Company’s ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. The benefits of an acquisition or business combination may take more time than expected to develop or integrate into the Company’s operations, and the Company cannot guarantee that future acquisitions or business combinations will, in fact, produce any benefits. Acquisitions and business combinations may involve a number of risks, the occurrence of which could adversely affect the Company’s business, reputation, operating results and

24 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
financial condition, including: (i) diversion of management’s attention; (ii) disruption to the Company’s existing operations and plans or the inability to effectively manage the Company’s expanded operations; (iii) reallocation of amounts of capital from other operating initiatives and/or an increase in the Company’s leverage and debt service requirements to fund any acquisitions or other business venture investments, which could in turn restrict the Company’s ability to access additional capital when needed or pursue other important elements of its business strategy; (iv)
infringement by acquired businesses of intellectual property rights of others; (v) violation of confidentiality, intellectual property and non-compete obligations or agreements by employees of an acquired business or lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business; (vi) inaccurate assessment of additional post-acquisition investments, undisclosed, contingent, tax or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs; (vii) incorrect estimates made in the accounting for acquisitions and incurrence of non-recurring charges, including restructuring charges in connection with any future effort to reduce costs and streamline operations; and (viii) additional risks that may arise as a result of the acquisition of international entities, including managing international laws and regulations applicable to the business, operations and personnel.
Risks Related to Workforce
The Company’s operating performance, profitability, and future growth depend upon its ability to attract, retain and motivate qualified and effective personnel.
As a vertically integrated manufacturer and retailer, the Company’s future growth and profitability will depend upon its ability to attract, retain and motivate qualified personnel in a wide variety of areas to execute its growth strategy, including qualified management and executive personnel, retail sales professionals and managers, and manufacturing, home delivery and technical personnel. In addition, the Company’s success will depend upon the effectiveness of its organizational leadership and managers as well as the capabilities of its team members; some of these risks may be heightened while the Company works through the current CEO transition. The current labor challenges or other economic factors may prevent the Company, and its suppliers and vendors, from successfully hiring and retaining qualified personnel. The failure to attract, retain and motivate qualified personnel or the lack of effective organizational leadership, management or appropriate team capabilities or resources may hinder the Company’s ability to execute its business strategy and growth initiatives and may adversely impact the Company’s sales, profitability, cash flows and financial condition.
Certain portions of the Company’s workforce, in particular its home delivery, logistics, manufacturing, warehouse, and retail, may seek to unionize or engage in unionization activities. Such activities may cause distraction from the Company’s core business, reduce the Company’s ability to manufacture, sell, or deliver its products, increase the Company’s costs, reduce efficiency, and adversely impact the Company’s sales, profitability, cash flows and financial condition.
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
The Company is subject to a wide variety of laws and regulations relating to the bedding industry or to various aspects of its business. Laws and regulations at the international, federal, state and local levels frequently change and the Company cannot always reasonably predict the impact from, or the ultimate cost of compliance with, future regulatory or administrative changes. Changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts employment and labor, trade, advertising claims, marketing practices, pricing, consumer credit offerings, “do not call/mail” requirements, text messaging requirements, product testing and safety, health and wellness product requirements, use of artificial intelligence, transportation and logistics, health care, tax, accounting, privacy and data security, health and safety or environmental issues, warranty disclosures, delivery timing requirements, accessibility requirements, among others, could require the Company to change the way it does business and could have a material adverse impact on the Company’s sales, profitability, cash flows and financial condition. New or different laws or regulations could increase direct compliance costs for the Company or may cause its vendors to raise the prices they charge the Company because of increased compliance costs. Further, the adoption of a multi-layered regulatory approach to any one of the state or federal laws or regulations to which the Company is currently subject,

25 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
particularly where the layers are in conflict, could require alteration of its manufacturing processes or operational parameters which may adversely impact the Company’s business.
Legislative or regulatory changes that impact the Company’s relationship with its workforce, such as minimum wage requirements or health insurance or other employee benefits mandates, could increase the Company’s expenses and adversely affect its operations. While it is Sleep Number’s policy and practice to comply with legal and regulatory requirements and its procedures and internal controls are designed to promote such compliance, the Company cannot assure that all of its operations will comply with all such legal and regulatory requirements. Further, laws and regulations change over time and the Company may be required to incur significant expenses and/or to modify its operations in order to ensure compliance. This could harm the Company’s profitability, cash flows and financial condition. If Sleep
Number is found to be in violation of any laws or regulations, it could become subject to fines, penalties, damages or other sanctions as well as potential adverse publicity or litigation exposure. This could adversely impact the Company’s business, reputation, sales, profitability, cash flows and financial condition.
The Company’s ability to commercialize new products and innovations may be delayed or prevented by regulatory requirements.
As the Company works to develop innovations with enhanced health capabilities, including possible capabilities of providing advanced monitoring and health risk evaluations, depending on the features that ultimately become commercially available, some features may require regulatory requirements or approvals beyond those that apply to
Sleep Number’s current products or features. Further, if the Company partners with third-parties to assist in providing customers with health risk evaluations, diagnosis, or care, such relationships may implicate regulations that do not currently apply to the Company or its operations. These additional regulatory requirements or approvals may be prohibitively expensive or otherwise delay or prevent certain features, innovations, or product from being commercialized or, if regulations are applied in an unanticipated manner, could require removal of previously commercialized products, ceasing partnerships or business relationships, or result in further regulatory actions or penalties. This could adversely impact the Company’s business, reputation, sales, profitability, cash flows and financial
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
vendors’ systems and processes to adequately protect its data or customer or team member personal information from exposure, theft or loss could adversely impact the Company’s business, reputation, sales, profitability, cash flows and financial condition.

26 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
Advancements in and adoption of artificial intelligence technologies may increase cost and risks associated with competition, regulatory requirements, and cybersecurity threats.
Rapidly evolving technological and regulatory developments related to artificial intelligence and related technologies may increase competitive, legal, and security risks facing the Company. To effectively compete, the Company may need to increase investments to innovate new capabilities and features based on artificial intelligence as well as to develop appropriate protections, safeguards, and policies for handling the processing of data. In addition, the regulatory and legal landscape regarding artificial intelligence is rapidly evolving and the Company may be challenged to timely comply in a cost-effective manner. Any actual or perceived failure to comply with evolving regulatory frameworks regarding, or the introduction of potential or actual bias through, the development and use of artificial intelligence could adversely affect the Company’s business operations, reputation, customer satisfaction, profitability, cash flows and financial condition. In addition, new artificial intelligence technologies may increase the risk of internal or external data loss, misappropriation of intellectual property, and enable cyber-attackers to create increasingly effective and powerful methods of cyber-attack, including, for example, the development of malicious code, denial-of-service attacks, use of quantum computing, sophisticated phishing attempts, and other attacks. The Company may not be able to sufficiently identify, withstand, and remediate such attacks, which may cause disruption to business operations and harm the
Company’s sales, customer satisfaction, profitability, cash flows and financial condition.
Any maintenance, improvements or upgrades to information systems and services that may be required to meet the ongoing and evolving needs of the Company’s business and cybersecurity needs as well as existing and emerging regulatory requirements may be costly to implement, may take longer or require greater resources than anticipated and may result in disruptions to its systems or business.
The Company depends on its information systems and services for many aspects of its business including those provided by suppliers and third parties. Sleep Number has and may continue to have disruptions or outages to these information systems and services that negatively impact its business and systems. If the Company’s information systems and services or if any suppliers or other third-parties’ information systems and services upon which the Company relies are disrupted in any material way, or maintenance, improvements or upgrades are required to meet the ongoing or evolving needs of its business, cybersecurity needs, and existing and emerging regulatory requirements, then the Company may be required to incur significant capital expenditures in the pursuit of continuity, improvements or upgrades to its information systems and services. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, and may cause short-term disruptions, fines, security vulnerabilities to, or otherwise negatively impact the Company’s existing systems and business. Any of these outcomes could impair the Company’s ability to achieve critical strategic initiatives and could adversely impact the Company’s sales, profitability, cash flows and financial condition.
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
changes in financial estimates by securities analysts who follow the Company or its failure to meet these estimates or the expectations of investors; sales of share of the Company’s common stock by Sleep Number or its shareholders particularly sales by its directors, executive officers and significant shareholders or the perception that these sales could occur. Although the Company’s common shares are quoted on the Nasdaq Stock Market, the volume of trades on any given day may be limited and, as a result, shareholders might not be able to sell or purchase its common shares at the volume, price or time desired. Effective December 4, 2023, the Company’s common shares were removed from the S&P
SmallCap 600 index. This removal and any other removal from various stock indices has and may continue to cause index funds, institutional investors, or other shareholders attempting to track the composition of that index to sell the
Company’s common stock, adversely affecting the stock price.

27 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
A substantial amount of the Company’s stock is held by a small number of large investors and significant sales of its common stock by one or more of these holders could adversely affect the Company’s stock price.
As of December 28, 2024, the Company’s 25 largest holders of common stock were investors who held approximately
68% of the outstanding shares of common stock in the aggregate. These investors have sold and may sell some or all of their shares at any time for a variety of reasons, and such sales could depress the market price of the Company’s common stock, which could adversely affect the Company’s stock price. In addition, any such sales of the Company’s common stock by these entities could also impair its ability to raise capital through the sale of additional equity securities.
The Company’s business could be negatively affected as a result of shareholder activism.
While the Company welcomes shareholders’ constructive input, the Company could be negatively affected as a result of shareholder activism, which could cause the Company to incur significant expense, disrupt the execution of its business strategy, and impact the performance of its stock price. The Company has been, and may continue to be, the subject of shareholder activism, and it is subject to the risks associated therewith. Responding to shareholder activism, including proxy contests, requires significant time and attention from management and the Board, potentially interfering with the
Company’s ability to execute its strategic plan. The Company may be required to incur significant legal fees and other expenses, and the attention of management may be diverted by such activism. Any of these impacts could materially and adversely affect the Company’s business and operating results, and the Company’s stock price has experienced, and may continue to experience, fluctuation or otherwise be adversely affected by shareholder activism.
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
Risks Related to Tax Treatment
Unfavorable tax treatment may adversely affect the Company’s financial condition.
The Company's effective tax rate could be adversely affected by changes in the valuation allowance of deferred tax assets or changes in tax laws. The Company has significant deferred tax assets and must generate sufficient earnings of the appropriate character in order to utilize its deferred tax assets. If the Company’s earnings remain flat or decline over an extended period of time, it may not be able to utilize its deferred tax assets and it may need to record a valuation allowance against them that could adversely affect its results of operations, cash flows and financial condition in the period in which the valuation allowance is recorded.
Risks Related to Environmental, Social and Governance Matters
The Company’s priorities and progress with respect to sustainability, or Environmental, Social and Governance
(ESG), matters, and scrutiny and evolving expectations from the public, investors, and others related thereto, may expose the Company to numerous risks, including risks to its reputation and stock price, and may impose additional costs on the Company.
There has been an increased focus on the Company’s ESG practices within the general markets. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, equity and inclusion, labor conditions and human rights, both in their own operations and in the Company’s operations and supply chain.

28 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
Additionally, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters may be perceived negatively by at least some stakeholders and adversely impact the Company’s reputation and business. Sleep Number’s current ESG priorities reflect the Company’s strategic plans and aspirations and are not guarantees that it will be able to achieve them. The Company’s ability to achieve any
ESG-related objectives is subject to numerous risks, many of which are outside of its control, including: the availability and cost of low-or non-carbon-based energy sources and technologies, evolving regulatory requirements affecting relevant standards or disclosures, the availability of vendors and suppliers that can meet its sustainability and other standards, and the availability of raw materials that meet and further the Company’s ESG objectives. It is possible that some stakeholders may not be satisfied with the Company’s ESG practices or initiatives or the speed with which the
Company is implementing these initiatives. Equally, it is possible that some stakeholders may be opposed to the implementation of such initiatives at all, which could result in customer backlash or other adverse effects. Anti-ESG sentiment has gained momentum across the United States, with several states having enacted or proposed “anti-ESG”
policies or legislation, or issued related legal opinions. The federal government has similarly taken action to curtail ESG initiatives. Accordingly, the Company’s efforts to accomplish and accurately report its progress present numerous operational, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on the Company’s reputation, stock price, and results of operations, cash flows and financial condition. Sleep Number could also incur additional costs and require additional resources to implement various projects that impact the progress made against its priorities and hurt its ability to monitor and track its performance with respect to such priorities.
If the Company’s ESG practices do not meet evolving standards or the Company cannot make progress on its priorities, then the Company’s reputation, its ability to attract or retain employees and its competitiveness, including as an investment and business partner, could be negatively impacted. Furthermore, if Sleep Number’s competitors’ ESG performance is perceived to be better than the Company’s, potential or current customers and investors may elect to do business with its competitors instead, and the Company’s ability to attract or retain employees could be negatively impacted. The Company’s failure, or perceived failure, to pursue or fulfill its priorities and objectives or to satisfy various reporting standards within the timelines the Company announces, or at all, could also expose the Company to government enforcement actions and private litigation.
The standards for tracking and reporting on ESG matters are relatively new, have not been formalized and continue to evolve. Collecting, measuring, and reporting ESG information and metrics can be difficult and time consuming. While
Sleep Number has taken steps to evolve its priorities and related disclosures, including through implementing enhanced data collection methods and reporting certain data under recognized reporting frameworks and standards, the
Company’s practices may not meet the standards of all of its stakeholders and advocacy groups may campaign for further changes. Additionally, the Company’s selected disclosure framework or standards may need to be changed from time to time, which may result in a lack of consistent or meaningful comparative data from period to period. Further, the
Company’s interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to the Company’s ESG priorities or reported progress. Organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could have a negative impact on the Company’s stock price.
Climate change and legal or regulatory responses may adversely affect the Company’s business, operations and financial condition.
Climate change presents various near- and long-term risks that may adversely impact the Company’s business. The enactment of new laws and regulations to address or limit the effects of climate change, or changes to existing laws and regulations, could mandate more restrictive standards or require such changes on a more accelerated time frame. The consequences of climate change and the ensuing governmental regulations could disrupt the Company’s operations or harm its ability to source necessary materials and components and manufacture its products, which may adversely affect the Company’s financial condition. If public perception of Sleep Number’s compliance with laws and regulations related to climate change is negative, it could adversely affect the Company’s business, reputation and shareholder perception.
Adverse publicity or climate-related litigation that impacts the Company could also have a negative impact on its business.
Extreme weather, natural disasters, power outages, or other unexpected climate-related events could result in physical damage to and complete or partial closure of one or more of the Company’s manufacturing, distribution centers or other facilities or those of its suppliers, temporary or long-term disruption in its supply chain or logistics, disruption of or harm

29 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
to the Company’s workforce and/or disruption of its ability to deliver products to customers. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or if multiple such events occur. Climate change may also subject the Company’s business to significant increases or volatility in the prices of certain commodities, including but not limited to electronic componentry, fuel, oil, natural gas, rubber, cotton, plastic resin, corrugate, plywood, steel and chemical ingredients used to produce foam, as well as third-party logistic costs. Further, the long-term effects of climate change on general economic conditions and the Company’s industry in particular are unclear, and changes in the supply, demand, or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run its business. Any long-
term disruption in the Company’s ability to service its customers from one or more manufacturing, distribution centers or other facilities could have an adverse effect on the Company’s results of operations, cash flows and financial condition.
Climate disclosure rules may increase the Company’s compliance costs and may subject the Company to litigation or other risks, which would materially and adversely affect its future results of operations and financial condition.
The SEC adopted climate disclosure rules, which require new climate-related disclosures in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. However, these climate disclosure rules have been the subject of multiple legal challenges, so the extent to which the rules will go into effect remains uncertain. At the state level, California has enacted legislation that would require the Company to make broad-based climate-related disclosures for its fiscal year 2025, and other states are considering similar measures. In addition to requiring filers to quantify and disclose direct emissions data, the California rules and the SEC rules (should they become effective) also would require disclosure of climate impact arising from the operations and uses by the filer’s business partners and contractors and end-users of the filer’s products and/or services. The Company is taking steps to refine measurements and ensure readiness for third-party assurance of greenhouse gas measurements and increasing readiness to report under prescribed frameworks as required by the California rules, but at this time, it cannot predict the costs of implementation or any specific potential adverse impacts resulting from the new rules. Sleep Number will incur increased costs relating to the collection, review and assurance for new required disclosures of climate metrics and climate-related risks and may experience increased litigation, regulatory, business, reputation, or other risks related to disclosures made pursuant to the new rules. Either the increased cost to comply with the new rules or the potential for increased litigation and other risks could materially and adversely affect the Company’s future results of operations, cash flows and financial condition. Additionally, standards for tracking and reporting on sustainability matters have not been harmonized.
Changes to these standards could require adjustments to the Company’s accounting or operational policies, as well as updates to the Company’s existing systems to meet these obligations. The Company will, therefore, likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure approaches, frameworks and requirements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Sleep Number uses a “defense in depth” approach for its cybersecurity risk management program leveraging the
National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. The Company regularly assesses the threat landscape for cybersecurity risks, with a strategy based on prevention, detection and mitigation. The Company’s information technology (IT) security team--led by the VP of Information Security, Infrastructure and Architecture and Chief Information
Officer--reviews cybersecurity risks on an ongoing basis. IT security team members who support the Company’s information security program have relevant educational and industry experience. The VP of Information Security,
Infrastructure and Architecture, and their team, provide regular reports to senior management, the Audit Committee, and other relevant teams on various cybersecurity threats, assessments and findings. The IT Security team has established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats (including Generative AI associated risks), which are also identified and assessed through the
Company’s overall risk management program, including quarterly assessments of IT systems, cybersecurity and related risks. The Company engages in an ongoing review of all cybersecurity events and threats to assess the materiality of each event, if any.

30 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
The Company implements processes to identify, prioritize, assess, mitigate and remediate risks associated with third-
party service providers. It conducts security assessments of critical third-party providers before engagement and maintains ongoing monitoring to ensure compliance with the Company’s cybersecurity standards. The monitoring includes ongoing assessments by the IT security team. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties. The Company also contractually requires third parties it engages to implement security programs commensurate with their risk.
The Company regularly reminds its team members and contractors of the importance of handling and protecting customer and employee data. The Company provides all its team members with dedicated cybersecurity awareness training annually and conducts monthly phishing simulation testing and other cybersecurity awareness campaigns (e.g., intranet articles, cybersecurity awareness month).
The Company engages with a range of external experts, including cybersecurity assessors, consultants, auditors, and legal counsel, in evaluating and testing its cybersecurity risk management systems. This enables the Company to leverage specialized knowledge, experience and insights, to help ensure its cybersecurity strategies and processes remain current.
•The Company has cybersecurity operations and security engineering capabilities that provide comprehensive monitoring to detect and respond to cyber threats and alerts and execute cyber incident response playbooks. This includes a vulnerability management program which identifies and drives remediation of risks. The Company employs a wide array of industry-leading security platforms and tools.
•The Company has retained data security and data privacy legal counsel whose practices focus on data breach response, information security compliance, and compliance with the data privacy laws in the various jurisdictions in which the Company operates.
•In addition, the Company engages specialized consultants and third-party managed service providers on a project-
specific basis to assist it with projects that will improve the Company’s IT infrastructure, strengthen its security posture and cyber incident investigations, and improve its cyber readiness.
Management’s Role
The Chief Information Officer (CIO) has primary operational responsibility for the Company’s cybersecurity function. The
CIO has served in various roles in information technology and information security for over 28 years with nine years’
experience specifically in cybersecurity. The CIO, together with the Vice President of Information Security, Infrastructure
and Architecture – who has 20 years of cybersecurity experience and has maintained a Certified Information Systems
Security Professional (CISSP) certification since 2008 – and the Chief Legal and Risk Officer have primary responsibility for assessing and managing material cybersecurity risks. This group, and their supporting teams, meets quarterly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. This group also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.
Board Oversight
At the Board level, the Audit Committee is formally tasked with assisting the full Board in overseeing information security systems, including cybersecurity, and reporting to the Board with respect to significant and material developments or proposed changes to the Company’s cybersecurity framework. The Audit Committee receives regular reports from the
CIO and the Vice President of Information Security, Infrastructure and Architecture about the prevention, detection,

31 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
mitigation, and remediation of cybersecurity incidents, including material security risks and information security threats and risks. The Audit Committee also receives regular updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, and relevant internal and industry cybersecurity incidents and emerging threats.
The Company has not experienced any material security incidents or data breaches as a result of a compromise of its information systems and is not aware of any cybersecurity incidents that have had a material impact, or are reasonably likely to materially effect, its business strategy, operating results, cash flows and financial condition.

32 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
addition, the mall-based retail store leases may require payment of contingent rent based on net sales in excess of certain thresholds. Certain retail store leases may contain options to extend the term of the original lease.
The following table summarizes the geographic locations of Sleep Number’s 640 retail stores as of December 28, 2024:

	Retail Stores		Retail Stores		Retail Stores
Alabama	10	Louisiana	11	Ohio	20
Alaska	1	Maine	3	Oklahoma	6
Arizona	15	Maryland	16	Oregon	8
Arkansas	8	Massachusetts	10	Pennsylvania	25
California	68	Michigan	20	Rhode Island	1
Colorado	15	Minnesota	16	South Carolina	10
Connecticut	6	Mississippi	5	South Dakota	2
Delaware	2	Missouri	12	Tennessee	15
Florida	46	Montana	4	Texas	58
Georgia	23	Nebraska	5	Utah	7
Hawaii	2	Nevada	6	Vermont	1
Idaho	3	New Hampshire	4	Virginia	20
Illinois	24	New Jersey	15	Washington	18
Indiana	14	New Mexico	4	West Virginia	3
Iowa	6	New York	21	Wisconsin	12
Kansas	5	North Carolina	21	Wyoming	2
Kentucky	9	North Dakota	2
				Total	640
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
a combined total square footage of approximately 700,000 square feet and lease terms ending in October 2025 through
May 2032. The leases include one or two, three- to five-year option renewals. The Company also operates a bedding fulfillment center at the same location at its Cincinnati, OH assembly distribution center.

33 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
ITEM 3. LEGAL PROCEEDINGS
The Company’s legal proceedings are discussed in Note 14, Commitments and Contingencies, Legal Proceedings, of
the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of
this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

34 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Sleep Number’s common stock trades on The Nasdaq Stock Market LLC (Nasdaq Global Select Market) under the symbol “SNBR.” As of January 25, 2025, there were approximately 181 holders of record of Sleep Number common stock.
The Company is not restricted from paying cash dividends under the Credit Agreement so long as it is not in default under the Credit Agreement, its leverage ratio (as defined in the Credit Agreement) after giving effect to such restricted payments (as defined in the Credit Agreement) would not exceed 3.00:1.00 and no default or event of default (as defined in the Credit Agreement) would result therefrom. At December 28, 2024, the Company exceeded the 3.00:1:00 leverage ratio. Sleep Number has not historically paid, and has no current plans to pay, cash dividends on the
Company’s common stock.
Information concerning share repurchases completed during the fourth quarter of fiscal 2024 is set forth below:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
September 29, 2024 through October 26, 2024	205	$14.65	—	$348,071,000
October 27, 2024 through November 23, 2024	1,530	$12.34	—	348,071,000
November 24, 2024 through December 28, 2024	891	$19.84	—	348,071,000
Total	2,626	$15.07	—	$348,071,000
____________________
(1)Sleep Number did not repurchase any shares during the three months ended December 28, 2024 under its Board-approved $600 million share repurchase program (effective April 4, 2021).
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 2,626 shares of its common stock at a cost of
$39 thousand during the three months ended December 28, 2024.
(3)There is no expiration date governing the period over which the Company can repurchase shares under its Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

35 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
Comparative Stock Performance
The graph below compares the total cumulative shareholder return on Sleep Number’s common stock over the last five years to the total cumulative return on the Standard and Poor’s (S&P) 400 Specialty Stores Index and The Nasdaq Stock
Market (U.S.) Index assuming a $100 investment made on December 28, 2019. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance. The information contained in this “Comparative Stock Performance” section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the
Company specifically requests that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SLEEP NUMBER CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX
$250
$200
$150
$100
$50
$0
12/28/19
01/02/21
01/01/22
12/31/22
12/30/23
12/28/24
Sleep Number Corporation
S&P 400 Specialty Stores Index
The Nasdaq Stock Market (U.S.) Index

	12/28/19	01/02/21	01/01/22	12/31/22	12/30/23	12/28/24
Sleep Number Corporation	$100	$165	$154	$52	$30	$31
S&P 400 Specialty Stores Index	$100	$119	$173	$162	$199	$195
The Nasdaq Stock Market (U.S.) Index	$100	$145	$177	$118	$170	$223

36 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
ITEM 6. RESERVED
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
•Interest rates remain elevated, and may further increase and impact the cost of servicing the Company’s indebtedness;
•Access to alternative financing options may depend on factors beyond the Company’s control or require the
Company to accept unfavorable terms;
•Availability of attractive and cost-effective consumer credit options;
•Ability to achieve cost savings, efficiencies and other benefits from its business restructuring actions and to avoid adverse effects;
•Effectiveness and efficiency of the Company’s marketing strategy and promotions;
•Ability to execute Sleep Number’s Total Retail distribution strategy;
•Ability to compete effectively;
•Ability to achieve and maintain high levels of product and service quality;
•Ability to improve and expand the product line and execute new product introductions;
•Ability to protect the Company’s technology, trademarks and brand, and the adequacy of its intellectual property rights;
•Dependence on, and ability to maintain working relationships with key suppliers and third parties, including some that are the only source of supply or services currently used by the Company;
•Fluctuations in commodity costs or third-party delivery or logistics costs and other inflationary pressures;
•Risks inherent in global-sourcing activities, including tariffs, foreign regulation, geo-political turmoil, war, pandemics, labor challenges, foreign currency fluctuations, inflation, climate or other disasters and resulting supply shortages, and production and delivery delays and disruptions;
~~•~~Operating with minimal levels of inventory, which may leave the Company vulnerable to supply shortages;
•Risks of disruption in the operation of any of the Company’s facilities and operations, including manufacturing, assembly, distribution, logistics, field services, home delivery, headquarters, product development, retail or customer service operations;
•Ability to effectively complete potential future acquisitions and business combinations;
•Sleep Number’s ability, and the ability of its suppliers and vendors, to attract, retain and motivate qualified and effective personnel;
•Ability to comply with existing and changing government regulations and laws, and to commercialize new products and innovations that meet those existing and changing government regulations and laws;
•Ability to identify and withstand cyber threats that could compromise the security of the Company’s systems or those of third parties upon which it relies and could result in a data breach or business disruption;
•Risks associated with advancements in or adoption of artificial intelligence technologies;

37 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
•Adequacy of the Company’s and third-party information systems, and costs and disruptions related to upgrading or maintaining these systems;
•Volatility of Sleep Number stock, its removal from various stock indices and the potential negative effects of shareholder activism or of changes in coverage by securities analysts;
•Unfavorable tax treatment;
•Environmental, social and governance risks, including increasing scrutiny and evolving regulatory and stakeholder expectations; and
•Ability to adapt to climate change and readiness for legal or regulatory responses thereto.
Additional information concerning these and other risks and uncertainties is contained under the caption “Item
1A. Risk Factors” in this Annual Report on Form 10-K.
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Business Overview
Sleep Number is a wellness technology company and market leader in the design, manufacturing, marketing and distribution of highly innovative sleep solutions. The Company’s purpose is to improve the health and wellbeing of society through higher quality sleep; to date, it has improved the lives of approximately 16 million people. Sleep
Number’s Smart Sleepers benefit from individualized sleep experiences, night after night, and are experiencing the physical, mental and emotional benefits of life-changing sleep.
Sleep Number’s life-changing, differentiated smart beds combine physical and digital innovations, integrating unparalleled physical comfort with a highly advanced technology platform. The smart beds offer the Company’s signature firmness adjustability, enabling each sleeper adjustable comfort. Embedded digital sensors learn the sleep needs of each individual; “sense and do” technology uses the sensed data to automatically adjust the smart bed to keep the sleeper comfortable throughout the night. Active temperature balancing technology supports the ideal climate for both sleepers and solves a prevalent sleep challenge. Additionally, the smart beds are an exceptional value, with personalized sleep insights delivered daily, new features regularly added to all smart beds through over-the-air updates and prices to meet most budgets. Sleep Number® smart beds provide unmatched features, benefits and comfort that can lead to improved sleep health and wellness for both sleepers.
The Company’s advantaged business model is supported by its consumer innovation strategy: an individualized, digital sleep wellness platform, a network of highly engaged Smart Sleepers, a vertically integrated operating model and a culture of individuality, with an ambitious vision to become one of the world’s most beloved brands. Sleep Number’s exclusive distribution meets its customers whenever and wherever they choose – through digital and in-store touchpoints
– to provide an exceptional experience and a lifelong relationship. The Company partners with world-leading institutions to bring the power of 31 billion hours of longitudinal sleep data to sleep science and research. And Sleep Number’s
3,700 purpose-driven team members are dedicated to the Company’s mission of improving lives by individualizing sleep experiences.
The bedding industry has been in a sector level recession for three years with mattress industry unit volumes returning to an estimated 24 million units in 2024, the lowest level since 2015. Consumer sentiment remains well below historical averages and high interest rates are putting ongoing pressure on the housing market. Consumers continue to scrutinize spending, with inflation and other factors weighing on their purchasing power. Since initiating the Company’s operating

38 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
model transformation in the back-half of 2023, the Company has executed structural changes to reduce fixed expenses, while prioritizing improving margins and generating cash to create greater financial resilience across market cycles. The
Company generates revenue by marketing and selling its innovative smart beds directly to new and existing customers through its vertically integrated, exclusive, direct-to-consumer retail touch points including Stores, Online, Phone, and
Chat (Total Retail).
Results of Operations
Financial Highlights for Fiscal 2024 were as follows:
•Net sales for 2024 decreased 11% to $1.7 billion, compared with $1.9 billion in 2023. Demand was impacted by the ongoing weakness in the mattress industry and consumers continuing to scrutinize their spending.
•The net sales change resulted from a 10% comparable sales decrease in Total Retail. For additional details, see the components of total net sales change on page 39.
•Average sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) for the year ended December 28, 2024 totaled $2.6 million, compared with $2.9 million for the same period last year.
•Operating income for both 2024 and 2023 was $23 million. Operating income was pressured by the decrease in net sales that was partially offset by the Company’s $86 million reduction in total operating expense that included $18 million of restructuring costs during 2024. The Company’s 2024 operating income rate increased to 1.4% of net sales, compared with 1.2% of net sales in 2023. Its 2024 operating income rate was impacted by the deleveraging impact of the 11% decrease in net sales.
•Adjusted EBITDA for 2024 was $120 million, compared to $127 million in 2023 due to year-over-year net sales decline offset by ongoing gross margin improvements and cost reduction actions.
•Gross profit rate of 59.6% was 1.9 percentage points (ppt.) higher than the prior-year. The increase was primarily due to year-over-year product cost reductions through value engineering and ongoing supplier negotiations and efficiency gains in home delivery and logistics operations. For additional details, see the gross profit discussion on page 40.
•The $86 million year-over-year reduction in the Company’s operating expenses was due to lower sales and marketing of $81 million and decreased research and development expenses of $11 million, partly offset by slight increases in general and administrative expenses and restructuring costs when compared to 2023.
•Net loss in 2024 was $20 million, compared with $15 million in 2023. Net loss per diluted share increased to $0.90, compared with $0.68 in 2023.
•The Company’s adjusted return on invested capital (Adjusted ROIC) was 7.6% in 2024, compared with 7.8% in 2023.
•The Company generated $27 million in cash from operating activities in 2024, compared with cash used in operating activities of $9 million in 2023. Purchases of property and equipment for 2024 was $24 million, compared with
$57 million in 2023.
•Free cash flow provided $4 million for the year ended December 28, 2024, compared with using $66 million for the same period last year.
•The Company ended 2024 with $547 million of borrowings under its revolving credit facility, compared with
$540 million at the end of 2023.

39 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales.
Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2024		2023		2022
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,682.3	100.0%	$1,887.5	100.0%	$2,114.3	100.0%
Cost of sales	679.5	40.4%	799.0	42.3%	912.0	43.1%
Gross profit	1,002.8	59.6%	1,088.5	57.7%	1,202.3	56.9%
Operating expenses:
Sales and marketing	766.6	45.6%	847.4	44.9%	919.6	43.5%
General and administrative	150.0	8.9%	146.6	7.8%	153.3	7.2%
Research and development	45.3	2.7%	55.8	3.0%	61.5	2.9%
Restructuring costs	18.1	1.1%	15.7	0.8%	—	—%
Total operating expenses	979.9	58.2%	1,065.6	56.5%	1,134.4	53.7%
Operating income	22.9	1.4%	22.9	1.2%	67.9	3.2%
Interest expense, net	48.4	2.9%	42.7	2.3%	19.0	0.9%
(Loss) income before income taxes	(25.5)	(1.5%)	(19.8)	(1.0%)	48.9	2.3%
Income tax (benefit) expense	(5.2)	(0.3%)	(4.5)	(0.2%)	12.3	0.6%
Net (loss) income	$(20.3)	(1.2%)	$(15.3)	(0.8%)	$36.6	1.7%

Net (loss) income per share:
Basic	$(0.90)		$(0.68)		$1.63
Diluted	$(0.90)		$(0.68)		$1.60

Weighted-average number of common shares:
Basic	22.6		22.4		22.4
Diluted	22.6		22.4		22.9
The percentage of the Company’s total net sales, by dollar volume, was as follows:

	2024	2023	2022
Retail stores	87.6%	86.8%	86.3%
Online, phone, chat and other	12.4%	13.2%	13.7%
Total Company	100.0%	100.0%	100.0%
The components of total net sales change, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2024	2023	2022
Retail comparable-store sales(1)	(9%)	(12%)	(8%)
Online, phone and chat(1)	(17%)	(15%)	4%
Total Retail comparable sales change(1)	(10%)	(12%)	(6%)
Net opened/closed stores and other	(1%)	1%	3%
Total Company	(11%)	(11%)	(3%)
____________________
(1)Stores are included in the comparable-store calculation in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.

40 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
Other sales metrics were as follows:

	2024	2023	2022
Average sales per store ($ in thousands)(1)	$2,601	$2,853	$3,281
Average sales per square foot(1)	$841	$926	$1,081
Stores > $2 million in net sales(2)	57%	65%	76%
Stores > $3 million in net sales(2)	18%	24%	36%
Average revenue per smart bed unit – Total Retail(3)	$5,818	$5,755	$5,403
____________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes Online, Phone and Chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.
The number of retail stores operating was as follows:

	2024	2023	2022
Beginning of period	672	670	648
Opened	12	36	49
Closed	(44)	(34)	(27)
End of period	640	672	670
Comparison of 2024 and 2023
Net sales
Net sales in 2024 decreased 11% to $1.7 billion, compared with $1.9 billion in 2023 due to the ongoing weakness in the mattress industry and consumers continuing to scrutinize their spending. The net sales change consisted primarily of a
10% Total Retail comparable sales decrease. For additional details, see the components of total net sales growth on page 39.
The $205 million net sales decrease compared with the same period one year ago was primarily comprised of: (i) a
$144 million decrease in the Company’s Total Retail comparable net sales; (ii) a $41 million decrease from phone, online and chat; (iii) a $21 million decrease resulting from net opened/closed stores in the past 12 months; (iv) offset by a $1 million increase in wholesale/other. Total Retail smart bed unit sales decreased 12% compared with the prior year.
Average revenue per smart bed unit in Total Retail increased to $5,818, compared with $5,755 in the prior-year period.
Gross profit
Gross profit for 2024 of $1.0 billion decreased by $86 million, or 8%, compared with $1.09 billion in 2023. The 2024 gross profit rate increased to 59.6% of net sales, compared with 57.7% for the prior-year period. The 1.9 ppt. increase in the gross profit rate was mainly due to: (i) year-over-year product cost reductions through value engineering and ongoing supplier negotiations that increased the rate by 1.1 ppt; (ii) efficiency gains in home delivery and logistics operations increased the rate by 1.0 ppt; (iii) favorable pricing actions taken over the past twelve months that increased the rate by 0.8 ppt; (iv) lower returns costs increased the rate by 0.3 ppt; partially offset by (v) product mix of FlexFit smart adjustable bases, which pressured the rate by 0.8 ppt; and (vi) lower delivered smart bed volume deleveraged the rate by 0.5 ppt.
Sales and marketing expenses
Sales and marketing expenses decreased to $767 million in 2024, compared with $847 million last year. The sales and marketing expense rate increased to 45.6% of net sales, compared with 44.9% for the same period one year ago. The current-year sales and marketing expense rate increase of 0.7 ppt. was primarily due to the deleveraging impact of an
11% net sales decrease offset by a 10% decrease in expenses including a 9% lower media spend.

41 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
General and administrative expenses
General and administrative (G&A) expenses increased $3 million to $150 million in 2024, compared with $147 million in the prior year, and increased to 8.9% of net sales, compared with 7.8% of net sales one year ago. The $3 million increase in G&A expenses mainly consisted of the following: (i) an increase in miscellaneous other expense of $4.8 million, which benefited during the prior year from legal and insurance settlements of $4.1 million; (ii) $4.6 million increase in company-
wide, performance-based incentive compensation due to the achievement of fiscal year performance targets in the current year; partially offset by (iii) a $5.9 million reduction in employee compensation on lower headcount; and (iv) a
$1.0 million benefit from a decrease in other occupancy expenses. The G&A expenses rate increased by 1.1 ppt. in 2024, compared with 2023 due to the items discussed above in addition to the deleveraging impact of the 11% net sales decrease.
Research and development expenses
Research and development (R&D) expenses decreased by $11 million to $45 million in 2024, compared with $56 million in 2023 on lower outside services and headcount. While the Company’s consumer innovation pipeline remains robust, it is re-prioritizing R&D resources in this highly constrained environment.
Restructuring costs
In fiscal 2024, the Company incurred $18.1 million of restructuring costs compared with $15.7 million in 2023. In the fourth quarter of 2023, the Company initiated business restructuring actions. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the Company’s consolidated statement of operations. The Company expects an additional $5 million to $7 million of restructuring costs to be incurred during
2025, primarily due to lease contract termination costs. See Note 11, Restructuring Costs, of the Notes to Consolidated
Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form
10-K for further information on restructuring costs.
Interest expense, net
Interest expense, net increased to $48 million for the year ended December 28, 2024, compared with $43 million for the same period one year ago. The $6 million increase was primarily related to a higher weighted-average interest rate during 2024 compared with 2023.
Income tax (benefit) expense
Income tax benefit was $5 million for the year ended December 28, 2024, compared with $4 million for the same period one year ago. The effective income tax rate for the year ended December 28, 2024 was 20.2% compared with 22.6% for the year ended December 30, 2023.
The Company regularly assesses the likelihood that its deferred tax assets will be recovered from future Company earnings. The Company considers projected future taxable earnings and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary. If the Company’s earnings decline over an extended period of time, it may not be able to utilize its deferred tax assets and it may need to record a valuation allowance against them.
Comparison of 2023 and 2022
For a discussion of the Company’s 2023 versus 2022 results, see its 2023 Form 10-K.

42 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
Liquidity and Capital Resources
Managing the Company’s liquidity and capital resources is an important part of its commitment to deliver superior shareholder value over time.
The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its
$678 million revolving credit facility. As of December 28, 2024, the Company did not have any off-balance sheet financing other than its $7 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under its revolving credit facility are expected to be adequate to maintain operations and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail store locations over the next twelve months. See Notes 7, Leases, and 14, Commitments and Contingencies, of the
Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this
Annual Report on Form 10-K for further details on the Company’s contractual obligations.
Cash and cash equivalents totaled $2.0 million and $2.5 million at December 28, 2024 and December 30, 2023, respectively. Significant changes in cash and cash equivalents during 2024 included $27 million of cash provided by operating activities, which was offset by $24 million of cash used to purchase property and equipment and $3 million used in the issuance of a note receivable.
The following table summarizes the Company’s cash flows (dollars in millions). Amounts may not add due to rounding differences:

	2024	2023
Total cash provided by (used in):
Operating activities	$27,143	$(9,028)
Investing activities	(26,291)	(58,352)
Financing activities	(1,441)	68,127
Net (decrease) increase in cash and cash equivalents	$(589)	$747
Cash provided by operating activities for the fiscal year ended December 28, 2024 was $27 million, compared with net cash used in operating activities of $9 million for the fiscal year ended December 30, 2023. Significant components of the $36 million year-over-year increase in cash from operating activities included: (i) a $22 million fluctuation in customer prepayments due to the timing of customer deliveries; (ii) a $14 million fluctuation in inventory due to lower sales volumes and operational improvements; (iii) a $13 million fluctuation in accounts payable due to lower expenses in the current year’s fourth quarter and timing of payments; (iv) a $10 million fluctuation in accounts receivable due to lower sales volumes and timing of orders at the end of fiscal 2024 compared with 2023; partially offset by (v) a $15 million fluctuation in other accruals and liabilities due to timing of store buyout costs; (vi) an $8 million decrease in depreciation and amortization due to recent lower capital spending levels and restructuring related fixed asset impairments.
Net cash used in investing activities was $26 million for the fiscal year ended December 28, 2024, compared with
$58 million in 2023. Investing activities in 2024 included $24 million of property and equipment purchases, compared with $57 million last year.
Net cash used in financing activities was $1 million for the fiscal year ended December 28, 2024, compared with net cash provided by financing activities of $68 million in 2023. The decrease in cash provided by financing activities is primarily due to a $74 million decrease in cash provided by short-term borrowings. During 2024, the Company repurchased
$1 million of its stock compared with $4 million (based on settlement dates, in connection with the vesting of employee restricted stock awards) in 2023. The Company made no share repurchases under its Board-approved share repurchase program in either fiscal year. The Company also paid $2 million for debt issuance costs associated with the Credit
Agreement amendment incurred during 2023. Financing activities for 2023 reflect the cash proceeds from the minimal exercise of employee stock options. There was no option exercise activity during 2024.
The Company suspended share repurchases under its Board-approved share repurchase program during fiscal 2022. As of December 28, 2024, the remaining authorization under its Board-approved $600 million share repurchase program was $348 million. There is no expiration date governing the period over which the Company can repurchase shares.

43 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
The Company’s credit facility, as amended, is for general corporate purposes, to meet seasonal working capital requirements and to repurchase its stock. The Credit Agreement includes an accordion feature which allows the
Company to increase the amount of the credit facility from $678 million to $1.0 billion, subject to lenders’ approval. The
Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum net leverage ratio and a minimum interest coverage ratio.
The Company amended the Credit Agreement on November 2, 2023. The amendment, among other things: (a)
decreased the total aggregate commitment under the Credit Agreement from $825 million to $685 million; (b)
decreased the $625 million revolving loan commitment to $485 million; (c) decreased the accordion from $400 million to
$343 million; (d) increased the Applicable Commitment Fee Rate to 50 basis points when the Net Leverage Ratio is greater than or equal to 3.50 to 1.00 (as each is defined in the Credit Agreement); (e) increased the Applicable Margin by 25 to 75 basis points for each respective range of Net Leverage Ratios (as each is defined in the Credit Agreement);
(f) deemed the Company’s Net Leverage Ratio as greater than or equal to 4.00 to 1.00 but less than 4.50 to 1.00 as of the amendment effective date to set pricing for the Applicable Commitment Fee Rate and Applicable Margin until receipt of the compliance certificate for the quarterly reporting period ending December 30, 2023; (g) amended the definition of Consolidated EBITDA (as defined in the Credit Agreement) to include cash add backs, capped at
$30 million for the quarterly reporting periods ending December 30, 2023, March 30, 2024, June 29, 2024, September
28, 2024, and December 28, 2024 and capped at $20 million for each quarterly reporting period ending thereafter; (h)
amended the definitions of each of Net Leverage Ratio and Senior Secured Leverage Ratio (as each is defined in the
Credit Agreement) to include the total operating lease liabilities of borrower, as calculated in accordance with ASC 842 accounting guidance (as of the end of the most recently completed quarterly reporting period) replacing the prior language of six multiplied by Consolidated Rent Expense (for the most recently completed four quarterly reporting periods); (i) adjusted the permissible maximum Net Leverage Ratio (as defined in the Credit Agreement) to (I) 5.00 to
1.00 for the quarterly reporting periods ending December 30, 2023 and March 30, 2024, (II) 5.50 to 1.00 for the quarterly reporting period ending June 29, 2024, (III) 5.00 to 1.00 for the quarterly reporting period ending September 28, 2024,
(IV) 4.80 to 1.00 for the quarterly reporting period ending December 28, 2024, and (V) 4.00 to 1.00 for each quarterly reporting period occurring thereafter; (j) adjusted the permissible minimum Interest Coverage Ratio (as defined in the
Credit Agreement) to (I) 1.50 to 1.00 for the quarterly reporting periods ending December 30, 2023 and March 30, 2024,
(II) 1.25 to 1.00 for the quarterly reporting period ending June 29, 2024, (III) 1.50 to 1.00 for the quarterly reporting periods ending September 28, 2024 and December 28, 2024, and (IV) 3.00 to 1.00 for each quarterly reporting period occurring thereafter; and (k) decreased the requisite Net Leverage Ratio from 3.75 to 1.00 down to 3.00 to 1.00 (under the new applicable definitions) before any Acquisitions (with the exception of the Specified Acquisition) or Restricted
Payments (as each is defined in the Credit Agreement) may be made. A fee for the amendment was payable to the approving lenders in an amount equal to 20 basis points multiplied by the sum of such lender's Revolving Credit
Commitment and outstanding Term Loans (as each is defined in the Credit Agreement). The foregoing description of the
Tenth Amendment is qualified in its entirety by reference to the complete terms of the Tenth Amendment, which is filed as an exhibit to this Annual Report on Form 10-K.
The Company amended the Credit Agreement on March 3, 2025. The amendment, among other things: (a) adds a definition for "Liquidity" which means, on any date of determination, the sum of (x) Borrower's and its Subsidiaries'
unrestricted cash that is free and clear of Liens (other than those in favor of the Administrative Agent) plus (y) the aggregate amount of unused Revolving Credit Commitments available for Credit Events on such date (including the
Borrower's ability to satisfy the requirements of Section 4.1 on such date) (as each is defined in the Credit Agreement);
(b) adds a Liquidity financial covenant wherein the Borrower shall cause the Liquidity to be equal or exceed $40 million as of the last day of each fiscal month; (c) deems our Net Leverage Ratio as greater than or equal to 4.50 to 1.00 as of the effective date to set pricing for the Applicable Commitment Fee Rate and Applicable Margin until receipt of the compliance certificate for the quarterly reporting period ending September 27, 2025, (d) adjusts the permissible maximum Net Leverage Ratio (as defined in the Credit Agreement) to (I) 4.75 to 1.00 for the quarterly reporting periods ending March 29, 2025 and June 28, 2025, (II) 4.50 to 1.00 for the quarterly reporting period ending September 27,
2025, (III) 4.25 to 1.00 for the quarterly reporting period ending January 1, 2026, and (IV) 4.00 to 1.00 for each quarterly reporting period occurring thereafter, and (e) adjusts the permissible minimum Interest Coverage Ratio (as defined in the
Credit Agreement) to (I) 1.90 to 1.00 for the quarterly reporting periods ending March 29, 2025, June 28, 2025, and
September 27, 2025, (II) 2.10 to 1.00 for the quarterly reporting period ending January 1, 2026, and (III) 3.00 to 1.00 for each quarterly reporting period occurring thereafter. A fee for the amendment is payable to the approving lenders in an amount equal to 20 basis points multiplied by the sum of such lender's Revolving Credit Commitment and outstanding
Term Loans (as each is defined in the Credit Agreement). The foregoing description of the Eleventh Amendment is

44 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
qualified in its entirety by reference to the complete terms of the Eleventh Amendment, which is filed as an exhibit to this Annual Report on Form 10-K.
As of December 28, 2024, the Company had $547 million of borrowings under its revolving credit facility, $7 million in outstanding letters of credit and net liquidity available under the credit facility of $124 million. At December 28, 2024, the company’s leverage ratio as defined in the Credit Agreement was 4.2x versus the permissible net leverage ratio of
4.8x, the weighted-average interest rate on borrowings under the credit facility was 7.6% and the Company was in compliance with all financial covenants.
Non-GAAP Data Reconciliations
Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)
The Company defines earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) as net (loss)
income plus: income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation, restructuring costs, CEO transition/proxy contest costs and asset impairments. Management believes Adjusted EBITDA is a useful indicator of the Company’s financial performance and its ability to generate cash from operating activities. The
Company’s definition of Adjusted EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable
GAAP financial measure.
The Company’s Adjusted EBITDA calculations are as follows (in thousands):

	Year
	2024	2023	2022
Net (loss) income	$(20,334)	$(15,287)	$36,610
Income tax (benefit) expense	(5,162)	(4,466)	12,285
Interest expense	48,368	42,695	18,985
Depreciation and amortization	64,979	72,479	66,626
Stock-based compensation	11,444	14,855	13,223
Restructuring costs(1)	18,066	15,728	—
CEO transition/Proxy contest costs(2)	998	—	—
Asset impairments	1,220	672	295
Adjusted EBITDA	$119,579	$126,676	$148,024
_____________________
(1) Represents costs related to business restructuring actions initiated in the fourth quarter of fiscal 2023.
(2) Represents costs related to CEO transition activities of $0.2 million and proxy contest costs of $0.8 million, which were both initiated in the fourth quarter of fiscal 2024.
Free Cash Flow
The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, the Company is providing this information management believes facilitates analysis for investors and financial analysts.
The following table summarizes the Company’s free cash flow calculations (in thousands):

	Year
	2024	2023	2022
Net cash provided by (used in) operating activities	$27,143	$(9,028)	$36,138
Subtract: Purchases of property and equipment	(23,505)	(57,056)	(69,454)
Free cash flow	$3,638	$(66,084)	$(33,316)

45 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Year
	2024	2023	2022
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating income	$22,872	$22,942	$67,880
Add: Operating lease interest(1)	26,775	27,777	25,912
Less: Income taxes(2)	(11,907)	(11,851)	(23,542)
Adjusted NOPAT	$37,740	$38,868	$70,250

Average adjusted invested capital
Total deficit	$(451,586)	$(441,928)	$(438,177)
Add: Long-term debt(3)	546,841	539,819	460,020
Add: Operating lease obligations(4)	389,508	433,154	436,412
Total adjusted invested capital at end of period	$484,763	$531,045	$458,255

Average adjusted invested capital(5)	$497,972	$496,612	$400,038

Adjusted return on invested capital (Adjusted ROIC)	7.6%	7.8%	17.6%
_____________________
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842, Leases.
(2) Reflects annual effective income tax rates, before discrete adjustments, of 24.0%, 23.4% and 25.1% for 2024, 2023 and 2022, respectively.
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
by investors and financial analysts. The Company updated its Adjusted ROIC calculation effective beginning with the reporting period ended
December 31, 2022, to reflect adjustments consistent with ASC 842.
GAAP - generally accepted accounting principles in the U.S.

46 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
Stock-Based Compensation
The Company has stock-based
compensation plans, which include non-
qualified stock options and stock
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
future earnings adjustments.

A 10% change in its stock-based
compensation expense for the year
ended December 28, 2024, would have
affected net loss by approximately
$0.9 million in 2024.

47 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

A 10% change in its warranty liability at
December 28, 2024, would have
affected net loss by approximately
$0.5 million in 2024.

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

A 10% change in its sales returns
allowance at December 28, 2024 would
have affected net loss by approximately
$1.5 million in 2024.

Recent Accounting Pronouncements
See “Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note
1, Business and Summary of Significant Accounting Policies - “Recently Adopted and Recently Issued Accounting
Pronouncements” for recent accounting pronouncements that may affect the Company’s financial reporting.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to changes in market-based short-term interest rates that will impact its net interest expense. If overall interest rates were one percentage point higher than current rates, its annual net (loss) income would decrease by
$4.2 million based on the $547 million of borrowings under its credit facility at December 28, 2024. The Company does not manage its interest-rate volatility risk through the use of derivative instruments.

48 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Sleep Number Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sleep Number Corporation and subsidiaries (the
"Company") as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, shareholders’ deficit, and cash flows, for each of the three years in the period ended December 28, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of
December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United
States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Warranty Liability - Refer to “Note 1 - Warranty Liabilities”
Critical Audit Matter Description
The Company provides a limited warranty on most products sold. The estimated warranty liabilities, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred and the assumptions are adjusted for any current trends as appropriate. As of December 28, 2024, the Company has warranty liabilities of $6.9 million.

49 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
/s/  DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 7, 2025
We have served as the Company’s auditor since 2010.

50 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Sleep Number Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sleep Number Corporation and subsidiaries (the
“Company”) as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the
Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended
December 28, 2024, of the Company and our report dated March 7, 2025, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
/s/  DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 7, 2025

51 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
December 28, 2024 and December 30, 2023
(in thousands, except per share amounts)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,950	$2,539
Accounts receivable, net of allowances of $1,113 and $1,437, respectively	17,516	26,859
Inventories	103,152	115,433
Prepaid expenses	14,568	16,660
Other current assets	44,098	44,637
Total current assets	181,284	206,128

Non-current assets:
Property and equipment, net	129,574	179,503
Operating lease right-of-use assets	356,641	395,411
Goodwill and intangible assets, net	66,412	66,634
Deferred income taxes	33,575	20,253
Other non-current assets	93,324	82,951
Total assets	$860,810	$950,880

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$546,600	$539,500
Accounts payable	107,619	135,901
Customer prepayments	46,933	49,143
Accrued sales returns	19,092	22,402
Compensation and benefits	31,038	28,273
Taxes and withholding	18,619	17,134
Operating lease liabilities	82,307	81,760
Other current liabilities	55,804	61,958
Total current liabilities	908,012	936,071
Non-current liabilities:
Operating lease liabilities	307,201	351,394
Other non-current liabilities	97,183	105,343
Total liabilities	1,312,396	1,392,808
Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,388 and 22,235 shares issued and outstanding, respectively	224	222
Additional paid-in capital	27,390	16,716
Accumulated deficit	(479,200)	(458,866)
Total shareholders’ deficit	(451,586)	(441,928)
Total liabilities and shareholders’ deficit	$860,810	$950,880
See accompanying notes to consolidated financial statements.

52 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(in thousands, except per share amounts)

	2024	2023	2022
Net sales	$1,682,296	$1,887,482	$2,114,297
Cost of sales	679,523	798,952	912,001
Gross profit	1,002,773	1,088,530	1,202,296

Operating expenses:
Sales and marketing	766,624	847,442	919,629
General and administrative	149,956	146,621	153,266
Research and development	45,255	55,797	61,521
Restructuring costs	18,066	15,728	—
Total operating expenses	979,901	1,065,588	1,134,416
Operating income	22,872	22,942	67,880
Interest expense, net	48,368	42,695	18,985
(Loss) income before income taxes	(25,496)	(19,753)	48,895
Income tax (benefit) expense	(5,162)	(4,466)	12,285
Net (loss) income	$(20,334)	$(15,287)	$36,610

Basic net (loss) income per share:
Net (loss) income per share – basic	$(0.90)	$(0.68)	$1.63
Weighted-average shares – basic	22,606	22,429	22,396

Diluted net (loss) income per share:
Net (loss) income per share – diluted	$(0.90)	$(0.68)	$1.60
Weighted-average shares – diluted	22,606	22,429	22,852
See accompanying notes to consolidated financial statements.

53 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at January 1, 2022	22,683	$227	$3,971	$(429,151)	$(424,953)
Net income	—	—	—	36,610	36,610
Exercise of common stock options	48	—	1,131	—	1,131
Stock-based compensation	405	4	13,219	—	13,223
Repurchases of common stock	(1,122)	(11)	(13,139)	(51,038)	(64,188)
Balance at December 31, 2022	22,014	$220	$5,182	$(443,579)	$(438,177)
Net loss	—	—	—	(15,287)	(15,287)
Exercise of common stock options	20	—	428	—	428
Stock-based compensation	335	3	14,852	—	14,855
Repurchases of common stock	(134)	(1)	(3,746)	—	(3,747)
Balance at December 30, 2023	22,235	$222	$16,716	$(458,866)	$(441,928)
Net loss	—	—	—	(20,334)	(20,334)
Exercise of common stock options	—	—	—	—	—
Stock-based compensation	209	3	11,441	—	11,444
Repurchases of common stock	(56)	(1)	(767)	—	(768)
Balance at December 28, 2024	22,388	$224	$27,390	$(479,200)	$(451,586)
See accompanying notes to consolidated financial statements.

54 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 28, 2024, December 30, 2023 and December 31, 2022
(in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(20,334)	$(15,287)	$36,610
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	66,351	74,043	67,401
Stock-based compensation	11,444	14,855	13,223
Net loss on disposals and impairments of assets	4,315	2,898	291
Deferred income taxes	(13,322)	(12,295)	(8,646)
Changes in operating assets and liabilities:
Accounts receivable	9,343	(854)	(287)
Inventories	12,281	(1,399)	(11,560)
Income taxes	3,987	(5,969)	1,356
Prepaid expenses and other assets	(10,867)	(5,220)	19,379
Accounts payable	(15,910)	(28,934)	(4,743)
Customer prepayments	(2,210)	(24,038)	(56,318)
Accrued compensation and benefits	2,755	(2,943)	(19,821)
Other taxes and withholding	(2,502)	(519)	179
Other accruals and liabilities	(18,188)	(3,366)	(926)
Net cash provided by (used in) operating activities	27,143	(9,028)	36,138

Cash flows from investing activities:
Purchases of property and equipment	(23,505)	(57,056)	(69,454)
Proceeds from sales of property and equipment	156	21	49
Issuance of notes receivable	(2,942)	(1,317)	—
Investment in non-marketable equity securities	—	—	(1,202)
Net cash used in investing activities	(26,291)	(58,352)	(70,607)

Cash flows from financing activities:
Repurchases of common stock	(768)	(3,747)	(64,188)
Net (decrease) increase in short-term borrowings	(673)	73,463	97,647
Proceeds from issuance of common stock	—	428	1,131
Debt issuance costs	—	(2,017)	(718)
Net cash (used in) provided by financing activities	(1,441)	68,127	33,872

Net (decrease) increase in cash and cash equivalents	(589)	747	(597)
Cash and cash equivalents, at beginning of period	2,539	1,792	2,389
Cash and cash equivalents, at end of period	$1,950	$2,539	$1,792

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$4,012	$13,716	$19,792
Interest paid	$45,092	$40,570	$16,918
Purchases of property and equipment included in accounts payable	$1,994	$6,670	$11,707
See accompanying notes to consolidated financial statements.

55 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Business and Summary of Significant Accounting Policies
Business & Basis of Presentation
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
The consolidated financial statements include the accounts of Sleep Number Corporation and its 100%-owned subsidiaries. All intra-entity balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends were as follows: fiscal 2024 ended December 28, 2024; fiscal 2023 ended December 30, 2023; and fiscal 2022 ended December 31, 2022. Fiscal 2024, 2023 and 2022 each had 52 weeks.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly-liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in the consolidated balance sheet and in net increase
(decrease) in short-term borrowings in the financing activities section of the Company’s consolidated statement of cash flows. Book overdrafts totaled $22 million and $30 million at December 28, 2024 and December 30, 2023, respectively.
Accounts Receivable
Accounts receivable are recorded net of an allowance for expected credit losses and consist primarily of receivables from third-party financiers for customer credit purchases. The allowance is recognized in an amount equal to anticipated future write-offs. The Company estimates future write-offs based on delinquencies, aging trends, industry risk trends, its historical experience and current trends. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

56 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Inventories
Inventories include materials, labor and overhead and are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. The Company reviews inventory quantities on hand and records reserves for obsolescence based on historical selling prices, current market conditions and forecasted product demand, to reduce inventory to net realizable value.
Property and Equipment
Property and equipment, carried at cost, is depreciated using the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts with any resulting gain or loss included in net (loss) income in the consolidated statement of operations. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful life are capitalized.
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
Asset Impairment Charges
Long-lived Assets and Definite-lived Intangible Assets
The Company reviews its long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating long-
lived assets for potential impairment, the Company first compares the carrying value of the asset to the estimated future cash flows (undiscounted and without interest charges plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the asset, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. When the
Company recognizes an impairment loss, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. The Company reviews retail store assets for potential impairment based on historical cash flows, lease termination provisions and expected future retail store operating results. If the Company recognizes an impairment loss for a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis and will be depreciated (amortized) over the remaining useful life of that asset.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually, or when there are indicators of impairment, using a fair value approach. The goodwill impairment test involves a comparison of the fair value of a reporting unit with its carrying value. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and the Company’s market capitalization. The Company

57 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
has only one reporting unit, which has a negative carrying value. The reporting unit had a goodwill balance of $64 million at December 28, 2024 and December 30, 2023. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. Based on the Company’s 2024 assessments, it determined there was no impairment.
Other Investments
The Company had an investment in non-marketable equity securities of $1.2 million at both December 28, 2024 and
December 30, 2023. This investment was made in a strategic product-development partner and is included in other non-
current assets in the consolidated balance sheet. Non-marketable equity securities are equity securities without readily determinable fair value that are measured and recorded using a measurement alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.
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
the consolidated balance sheet.
The Company classifies as non-current those estimated warranty costs expected to be paid out in greater than one year.
The activity in the accrued warranty liabilities account was as follows (in thousands):

	2024	2023	2022
Balance at beginning of period	$8,503	$8,997	$10,069
Additions charged to costs and expenses for current-year sales	13,821	15,939	16,694
Deductions from reserves	(14,657)	(16,438)	(17,157)
Change in liabilities for pre-existing warranties during the current year, including expirations	(720)	5	(609)
Balance at end of period	$6,947	$8,503	$8,997
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
categorized as Level 3 inputs under the fair value measurements guidance. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

58 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Shareholders’ Deficit
Dividends
The Company is not restricted from paying cash dividends under the Credit Agreement so long as it is not in default under the Credit Agreement, the Company’s leverage ratio (as defined in the Credit Agreement) after giving effect to such restricted payments (as defined in the Credit Agreement) would not exceed 3.00:1.00 and no default or event of default (as defined in the Credit Agreement) would result therefrom. At December 28, 2024, the Company exceeded the
3.00:1.00 leverage ratio. However, Sleep Number has not historically paid, and has no current plans to pay, cash dividends on the Company’s common stock.
Share Repurchases
At December 28, 2024, there was $348 million remaining authorization under the $600 million board-approved share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares.
Any repurchased shares are constructively retired and returned to an unissued status. The cost of stock repurchases is first charged to additional paid-in-capital. Once additional paid-in capital is reduced to zero, any additional amounts are charged to accumulated deficit.
Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Revenue recognized excludes sales taxes. Amounts billed to customers for delivery and setup are included in net sales. For most products, the Company receives payment before or promptly after the products or services are delivered to the customer.
The Company accepts sales returns of most products during a 100-night trial period. Accrued sales returns represent a refund liability for the amount of consideration that the Company does not expect to be entitled to because it will be refunded to customers. The refund liability estimate is based on historical return rates and is adjusted for any current trends as appropriate. Each reporting period, the Company remeasures the liability to reflect changes in the estimate, with a corresponding adjustment to net sales.
Sleep Number beds sold with SleepIQ technology contain multiple performance obligations including the bed, and
SleepIQ hardware and software. The Company analyzes its multiple performance obligations to determine whether they are distinct and can be separated or whether they must be accounted for as a single performance obligation. The
Company determined that beds sold with the SleepIQ technology have two performance obligations consisting of: (i) the bed; and (ii) SleepIQ hardware and software. SleepIQ hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware’s functionality. The Company determined the transaction price for multiple performance obligations based on their relative standalone selling prices.
The performance obligation related to the bed is satisfied at a point in time. The performance obligation related to
SleepIQ technology is satisfied over time based on the ongoing access and usage by the customer of software essential to the functionality of SleepIQ technology. The deferred revenue and costs related to SleepIQ technology are recognized on a straight-line basis over the estimated period of benefit to the customer of 4.5 to 5.0 years because its inputs are generally expended evenly throughout the performance period.
See Note 9, Revenue Recognition, for additional information on revenue recognition and sales returns.

59 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Cost of Sales, Sales and Marketing, General and Administrative (G&A) and Research & Development (R&D) Expenses
The following tables summarize the primary costs classified in each major expense category (the classification of which may vary within the Company’s industry):

	Cost of Sales		Sales & Marketing
•	Costs associated with purchasing, manufacturing, shipping, handling and delivering the Company’s products to its retail stores and customers, including payroll and benefits;	•	Advertising, marketing and media production;
		•	Marketing and selling materials such as brochures, videos, websites, customer mailings and in-store signage;
•	Physical inventory losses, scrap and obsolescence;	•	Payroll and benefits for sales and customer service staff;
•	Related occupancy and depreciation expenses;	•	Store occupancy costs;
•	Costs associated with returns and exchanges; and	•	Store depreciation expense;
•	Estimated costs to service customer warranty claims.	•	Credit card processing fees; and
		•	Promotional financing costs.

	G&A		R&D(1)
•	Payroll and benefit costs for corporate employees, including information technology, legal, human resources, finance, sales and marketing administration, investor relations and risk management;	•	Internal labor and benefits related to research and development activities;
		•	Outside consulting services related to research and development activities; and
•	Occupancy costs of corporate facilities;	•	Testing equipment related to research and development
•	Depreciation related to corporate assets;		___________________________ (1) Costs incurred in connection with R&D are charged to expense as incurred.
•	Information hardware, software and maintenance;
•	Insurance;
•	Investor relations costs; and
•	Other overhead costs.
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of future lease payments over the lease term. The Company elected the option to not separate lease and non-lease components for all of its leases. Most of the Company’s leases do not provide an implicit interest rate nor is the rate available to it from its lessors. As an alternative, the Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, including publicly available data, in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet as an
ROU asset or operating lease liability. The Company recognizes operating lease costs for these short-term leases, primarily small equipment leases, on a straight-line basis over the lease term. At December 28, 2024, the Company’s finance lease ROU assets and associated lease liabilities were not significant.
See Note 7, Leases, for further information regarding the Company’s operating leases.
Pre-opening Costs
Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.
Advertising Costs
The Company incurs advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $248 million, $272 million and $309 million in 2024,
2023 and 2022, respectively and is included in sales and marketing expenses on the consolidated statement of

60 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
operations. Advertising costs deferred and included in prepaid expenses in the consolidated balance sheet were not significant at December 28, 2024 or December 30, 2023, respectively.
Insurance
The Company is self-insured for certain losses related to health and workers’ compensation claims, although the
Company obtains third-party insurance coverage to limit exposure to these claims. The Company estimates its self-
insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. The Company’s self-insurance liability was $11 million and $13 million at December 28, 2024 and
December 30, 2023, respectively. At December 28, 2024 and December 30, 2023, $7 million and $8 million, respectively, were included in current liabilities: compensation and benefits in the consolidated balance sheet and
$4 million and $5 million, respectively, were included in other non-current liabilities in the consolidated balance sheet.
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
Stock-based Compensation
The Company compensates officers, directors and key employees with stock-based compensation under stock plans approved by its shareholders and administered under the supervision of the Company’s Board of Directors (Board). At
December 28, 2024, a total of 2.2 million shares were available for future grant. These plans include non-qualified stock options and stock awards.
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
Stock Options
Stock option awards are granted at exercise prices equal to the closing price of the Company’s stock on the grant date.
Generally, options vest proportionally over three years and expire after 10 years. Compensation expense is recognized ratably over the vesting period.

61 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
The Company determines the fair value of stock options granted and the resulting compensation expense at the date-of-
grant using the Black-Scholes-Merton option-pricing model. Descriptions of significant assumptions used to estimate the expected volatility, risk-free interest rate and expected term are as follows:
Expected Volatility – expected volatility was determined based on implied volatility of the Company’s traded options and historical volatility of the Company’s stock price.
Risk-Free Interest Rate – the risk-free interest rate was based on the implied yield available on U.S. Treasury zero-
coupon issues at the date of grant with a term equal to the expected term.
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
Certain time-based stock awards have a performance condition (performance-based). The final number of shares earned for performance-based stock awards and the related compensation expense is adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately be awarded range from 0% - 200% of the targeted amount for the 2024, 2023 and 2022 awards. The Company evaluates the likelihood of meeting the performance targets at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance-based stock awards granted in 2024, 2023 and 2022, the performance targets are based on growth in net sales and in operating profit, and the performance periods are fiscal 2024 through 2026, 2023 through 2025 and fiscal 2022 through 2024, respectively.
See Note 8, Shareholders’ Deficit, for additional information on stock-based compensation.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established for any portion of deferred tax assets that are not considered more likely than not to be realized. The Company evaluates all available positive and negative evidence, including its forecast of future taxable income, to assess the need for a valuation allowance on its deferred tax assets.
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
outcomes.
The Company classifies net interest and penalties related to income taxes as a component of income tax expense in its consolidated statement of operations.

62 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
Recently Adopted and Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued guidance within Accounting Standards
Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU
requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing disclosures in Topic 280. The Company has determined that its current business and operations consist of a single business segment and a single reporting unit.
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
beginning with the annual period of 2024. The amendments should be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company adopted the new standard in the fourth quarter of
2024. The new required disclosures are included in Note 13, "Segments."

63 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Accounting Pronouncements Issued But Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements in Income Tax Disclosures"
to enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment, entities are required to disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as disaggregated by material individual jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. The new rules are effective for annual periods beginning after December
15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense
Disaggregation Disclosures (Subtopic 220-40)", which requires public business entities to disclose in the notes to the financial statements more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements, including purchases of inventory, employee compensation, and depreciation and amortization. The amendments are effective for the Company beginning with the 2027 annual period and in interim periods beginning in 2028. Early adoption is permitted. The ASU may be adopted prospectively or retrospectively. The
Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.
Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s consolidated financial statements.
(2) Fair Value Measurements
At both December 28, 2024 and December 30, 2023, the Company had $19 million of debt and equity securities that fund its deferred compensation plan and are classified in other non-current assets. The Company also had corresponding deferred compensation plan liabilities of $19 million at both December 28, 2024 and December 30, 2023, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable it to obtain pricing information on an ongoing basis. Unrealized gains/(losses)
on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.
(3) Inventories
Inventories consisted of the following (in thousands):

	December 28, 2024	December 30, 2023
Raw Materials	$11,434	$9,092
Work in Progress	130	92
Finished goods	91,588	106,249
	$103,152	$115,433

64 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Finished goods inventories consisted of the following (in thousands):

	December 28, 2024	December 30, 2023
Finished beds, including deliveries in-transit to those customers who have utilized home delivery services	$34,725	$39,235
Finished components that were ready for assembly for the completion of beds	39,634	46,179
Retail accessories	17,229	20,835
	$91,588	$106,249
(4) Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 28, 2024	December 30, 2023
Leasehold improvements	$136,127	$143,006
Furniture and equipment	153,106	158,309
Production machinery, computer equipment and software	300,486	306,972
Construction in progress	3,310	6,552
Less: Accumulated depreciation and amortization	(463,455)	(435,336)
	$129,574	$179,503
Depreciation for 2024, 2023 and 2022 was $65 million, $71 million and $64 million, respectively.
(5) Goodwill and Intangible Assets, Net
Goodwill and Indefinite-lived Intangible Assets
Goodwill was $64 million at December 28, 2024 and December 30, 2023. Indefinite-lived trade name/trademarks totaled
$1.4 million at December 28, 2024 and December 30, 2023.
Definite-lived Intangible Assets

	December 28, 2024		December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$18,851	$18,851	$18,851
Patents	1,972	1,002	1,972	780
	$20,823	$19,853	$20,823	$19,631
There was no amortization expense for developed technologies in 2024. Amortization expense for developed technologies was $1.2 million and $2.0 million in 2023 and 2022, respectively. Amortization expense for patents was
$0.2 million, in each of 2024, 2023 and 2022.

65 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2025	$226
2026	222
2027	222
2028	155
2029	99
Thereafter	46
Total future amortization for definite-lived intangible assets	$970
(6) Credit Agreement
As of December 28, 2024, the Company’s credit facility had a total commitment amount of $678 million. The credit facility, as amended, is for general corporate purposes, to meet seasonal working capital requirements and to repurchase its stock. The Credit Agreement includes an accordion feature which allows the Company to increase the amount of the credit facility from $678 million to $1.0 billion, subject to lenders’ approval. The Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum net leverage ratio and a minimum interest coverage ratio.
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
(f) deemed the Company’s Net Leverage Ratio as greater than or equal to 4.00 to 1.00 but less than 4.50 to 1.00 as of the amendment effective date to set pricing for the Applicable Commitment Fee Rate and Applicable Margin until receipt of the compliance certificate for the quarterly reporting period ending December 30, 2023; (g) amended the definition of Consolidated EBITDA (as defined in the Credit Agreement) to include cash add backs, capped at
$30 million for the quarterly reporting periods ending December 30, 2023, March 30, 2024, June 29, 2024, September
28, 2024, and December 28, 2024 and capped at $20 million for each quarterly reporting period ending thereafter; (h)
amended the definitions of each of Net Leverage Ratio and Senior Secured Leverage Ratio (as each is defined in the
Credit Agreement) to include the total operating lease liabilities of borrower, as calculated in accordance with ASC 842 accounting guidance (as of the end of the most recently completed quarterly reporting period) replacing the prior language of six multiplied by Consolidated Rent Expense (for the most recently completed four quarterly reporting periods); (i) adjusted the permissible maximum Net Leverage Ratio (as defined in the Credit Agreement) to (I) 5.00 to
1.00 for the quarterly reporting periods ending December 30, 2023 and March 30, 2024, (II) 5.50 to 1.00 for the quarterly reporting period ending June 29, 2024, (III) 5.00 to 1.00 for the quarterly reporting period ending September 28, 2024,
(IV) 4.80 to 1.00 for the quarterly reporting period ending December 28, 2024, and (V) 4.00 to 1.00 for each quarterly reporting period occurring thereafter; (j) adjusted the permissible minimum Interest Coverage Ratio (as defined in the
Credit Agreement) to (I) 1.50 to 1.00 for the quarterly reporting periods ending December 30, 2023 and March 30, 2024,
(II) 1.25 to 1.00 for the quarterly reporting period ending June 29, 2024, (III) 1.50 to 1.00 for the quarterly reporting periods ending September 28, 2024 and December 28, 2024, and (IV) 3.00 to 1.00 for each quarterly reporting period occurring thereafter; and (k) decreased the requisite Net Leverage Ratio from 3.75 to 1.00 down to 3.00 to 1.00 (under the new applicable definitions) before any Acquisitions (with the exception of the Specified Acquisition) or Restricted
Payments (as each is defined in the Credit Agreement) may be made. A fee for the amendment was payable to the approving lenders in an amount equal to 20 basis points multiplied by the sum of such lender's Revolving Credit
Commitment and outstanding Term Loans (as each is defined in the Credit Agreement).

66 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
The following tables summarizes the Company’s borrowings under the credit facility ($ in thousands):

	December 28, 2024	December 30, 2023
Outstanding borrowings	$546,600	$539,500
Outstanding letters of credit	$7,147	$7,147
Additional borrowing capacity	$123,753	$138,353
Weighted-average interest rate	7.6%	8.5%
The Company amended the Credit Agreement on March 3, 2025. The amendment, among other things: (a) adds a definition for "Liquidity" which means, on any date of determination, the sum of (x) Borrower's and its Subsidiaries'
unrestricted cash that is free and clear of Liens (other than those in favor of the Administrative Agent) plus (y) the aggregate amount of unused Revolving Credit Commitments available for Credit Events on such date (including the
Borrower's ability to satisfy the requirements of Section 4.1 on such date) (as each is defined in the Credit Agreement);
(b) adds a Liquidity financial covenant wherein the Borrower shall cause the Liquidity to be equal or exceed $40 million as of the last day of each fiscal month; (c) deems our Net Leverage Ratio as greater than or equal to 4.50 to 1.00 as of the effective date to set pricing for the Applicable Commitment Fee Rate and Applicable Margin until receipt of the compliance certificate for the quarterly reporting period ending September 27, 2025, (d) adjusts the permissible maximum Net Leverage Ratio (as defined in the Credit Agreement) to (I) 4.75 to 1.00 for the quarterly reporting periods ending March 29, 2025 and June 28, 2025, (II) 4.50 to 1.00 for the quarterly reporting period ending September 27,
2025, (III) 4.25 to 1.00 for the quarterly reporting period ending January 1, 2026, and (IV) 4.00 to 1.00 for each quarterly reporting period occurring thereafter, and (e) adjusts the permissible minimum Interest Coverage Ratio (as defined in the
Credit Agreement) to (I) 1.90 to 1.00 for the quarterly reporting periods ending March 29, 2025, June 28, 2025, and
September 27, 2025, (II) 2.10 to 1.00 for the quarterly reporting period ending January 1, 2026, and (III) 3.00 to 1.00 for each quarterly reporting period occurring thereafter. A fee for the amendment is payable to the approving lenders in an amount equal to 20 basis points multiplied by the sum of such lender's Revolving Credit Commitment and outstanding
Term Loans (as each is defined in the Credit Agreement).
Under the terms of the Credit Agreement, the Company pays a variable rate of interest and a commitment fee based on its leverage ratio. The Credit Agreement matures in December 2026. The Company was in compliance with all financial covenants as of December 28, 2024.
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
conditions. Variable lease costs are recorded when it is probable the cost has been incurred and the amount can be reasonably estimated. Future payments for real estate taxes and certain building operating expenses for which the
Company is obligated are not included in operating lease costs.

67 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
At December 28, 2024, the Company’s finance lease right-of-use assets and lease liabilities were not significant.
Lease costs were as follows (in thousands):

	2024	2023	2022
Operating lease costs(1)	$107,049	$113,510	$109,766
Variable lease costs	$43	$278	$877
____________________
(1)Includes short-term lease costs which are not significant.
The maturities of operating lease liabilities as of December 28, 2024, were as follows(1) (in thousands):

2025	$104,800
2026	94,005
2027	77,310
2028	64,734
2029	44,711
Thereafter	76,495
Total operating lease payments(2)	462,055
Less: Interest	72,547
Present value of operating lease liabilities	$389,508
        ___________________
(1)Total operating lease payments exclude $12 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $82 million for operating lease liabilities.
Other information related to operating leases was as follows:

	December 28, 2024	December 30, 2023
Weighted-average remaining lease term (years)	5.4	5.9
Weighted-average discount rate	6.6%	6.5%

(in thousands)	2024	2023	2022
Cash paid for amounts included in present value of operating lease liabilities	$108,116	$108,294	$99,819
Right-of-use assets obtained in exchange for operating lease liabilities	$57,712	$69,396	$82,117

68 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
(8) Shareholders’ Deficit
Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	2024	2023	2022
Stock awards(1)	$8,157	$11,053	$9,471
Stock options	3,287	3,802	3,752
Total stock-based compensation expense(1)	11,444	14,855	13,223
Income tax benefit	2,747	3,476	3,319
Total stock-based compensation expense, net of tax	$8,697	$11,379	$9,904
____________________
(1)Changes in annual stock-based compensation expense includes the cumulative impact of the change in the expected achievements of certain performance targets.
Stock Options
A summary of the Company’s stock option activity was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at December 30, 2023	1,046	$40.80	6.2	$—
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(104)	40.38
Outstanding at December 28, 2024	942	$40.85	5.6	$—
Exercisable at December 28, 2024	736	$42.90	4.9	$—
Vested and expected to vest at December 28, 2024	926	$40.95	5.6	$—
____________________
(1)Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.
Other information pertaining to options was as follows (in thousands, except per share amounts):

	2024	2023	2022
Weighted-average grant date fair value of stock options granted	$—	$16.41	$30.22
Total intrinsic value (at exercise) of stock options exercised	$—	$298	$1,298
There were no exercises of stock options for the fiscal year ended December 28, 2024.
At December 28, 2024, there was $2.1 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 1.2 years.

69 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
The assumptions used to calculate the fair value of options granted using the Black-Scholes-Merton option-pricing model were as follows. There were no grants of new stock option awards for the fiscal year ended December 28, 2024.

Valuation Assumptions	2024	2023	2022
Expected dividend yield	—%	0.0%	0.0%
Expected volatility	—%	64%	57%
Risk-free interest rate	—%	3.8%	2.2%
Expected term (years)	—	5.7	5.3
Stock Awards
Stock award activity was as follows (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted- Average Grant Date Fair Value	Performance- Based Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at December 30, 2023	397	$37.38	699	$51.74
Granted	674	13.70	211	13.53
Vested	(181)	39.62	(45)	127.50
Canceled/Forfeited	(77)	23.05	(88)	99.19
Outstanding at December 28, 2024	813	$18.60	777	$31.74
At December 28, 2024, there was $8.7 million of unrecognized compensation expense related to non-vested time-based stock awards, which is expected to be recognized over a weighted-average period of 1.8 years, and $2.8 million of unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over a weighted-average period of 1.7 years.
Repurchases of Common Stock
Repurchases of the Company’s common stock were as follows (in thousands):

	2024	2023	2022
Amount repurchased under Board-approved share repurchase program	$—	$—	$54,868
Amount repurchased in connection with the vesting of employee restricted stock grants	768	3,747	9,320
Total amount repurchased (based on trade dates)	$768	$3,747	$64,188
As of December 28, 2024, the remaining authorization under the Board-approved $600 million share repurchase program was $348 million.

70 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Net (Loss) Income per Common Share
The components of basic and diluted net (loss) income per share were as follows (in thousands, except per share amounts):

	2024	2023	2022
Net (loss) income	$(20,334)	$(15,287)	$36,610
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,606	22,429	22,396
Dilutive effect of stock-based awards	—	—	456
Diluted weighted-average shares outstanding	22,606	22,429	22,852
Net (loss) income per share – basic	$(0.90)	$(0.68)	$1.63
Net (loss) income per share – diluted	$(0.90)	$(0.68)	$1.60
Additional potential dilutive stock-based awards totaling 1.2 million, 1.3 million and 0.6 million for 2024, 2023 and 2022, respectively, have been excluded from the diluted net (loss) income per share calculations because these stock-based awards were anti-dilutive. For both 2024 and 2023, otherwise dilutive stock-based awards of 0.1 million have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-
dilutive effect on net loss per diluted share.
(9) Revenue Recognition
Deferred contract assets and deferred contract liabilities are included in the consolidated balance sheet as follows (in thousands):

	December 28, 2024	December 30, 2023
Deferred contract assets included in:
Other current assets	$30,154	$28,567
Other non-current assets	48,988	54,795
	$79,142	$83,362

	December 28, 2024	December 30, 2023
Deferred contract liabilities included in:
Other current liabilities	$38,129	$36,421
Other non-current liabilities	60,988	69,098
	$99,117	$105,519
During the years ended December 28, 2024, December 30, 2023 and December 31, 2022 the Company recognized revenue of $36 million, $36 million and $34 million, respectively, that was included in the deferred contract liability balance at the beginning of the year.
Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of the
Company’s revenues for 2024, 2023 and 2022.

71 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Net sales consisted of the following (in thousands):

	2024	2023	2022
Retail stores	$1,474,250	$1,639,073	$1,823,617
Online, phone, chat and other	208,046	248,409	290,680
Total Company	$1,682,296	$1,887,482	$2,114,297
Obligation for Sales Returns
The activity in the sales returns liability account for 2024 and 2023 was as follows (in thousands):

	2024	2023
Balance at beginning of year	$22,402	$25,594
Additions that reduce net sales	91,375	109,153
Deduction from reserves	(94,685)	(112,345)
Balance at end of period	$19,092	$22,402
(10) Profit Sharing and 401(k) Plan
Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each year, the Company makes a contribution equal to a percentage of the employee’s contribution. During 2024, 2023 and 2022, the Company’s contributions, net of forfeitures, were $7 million, $10 million and $10 million, respectively.
(11) Restructuring Costs
In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives and recognized $15.7 million of restructuring costs in that quarter. In addition to the costs incurred in 2023, the Company incurred an additional $18.1 million of restructuring costs in 2024. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the
Company’s consolidated statement of operations. The Company expects approximately $5 million to $7 million of additional restructuring costs to be incurred during 2025, primarily due to lease contract termination costs.
During the years ended December 28, 2024 and December 30, 2023, the Company recognized $18.1 million and
$15.7 million, respectively, of restructuring costs, as follows (in thousands):

	2024	2023
Cash restructuring costs:
Contract termination costs(1)	$7,027	$7,410
Severance and employee-related benefits	3,227	4,966
Professional fees and other	4,634	1,110
Total cash restructuring costs	14,888	13,486
Non-cash restructuring costs:
Asset impairments(2)	3,178	2,242
Total restructuring costs	$18,066	$15,728
____________________
(1)Primarily comprised of lease termination costs.
(2) Includes impairments of both lease right-of-use assets and property and equipment.

72 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
The following table provides the activity in the Company’s restructuring related liabilities, which are included within accounts payable, compensation and benefits and other current liabilities on the consolidated balance sheet (in thousands):

	2024	2023
Balance at December 30, 2023	$8,720	$—
Expenses	14,888	13,486
Cash payments	(20,267)	(4,766)
Balance at December 28, 2024	$3,341	$8,720
Since the initiation of cost reduction actions in the fourth quarter of 2023, the Company has recognized a cumulative
$33.8 million of restructuring costs, as follows (in thousands):

Cumulative
December 28, 2024
Cash restructuring costs:
Contract termination costs (1)	$14,437
Severance and employee-related benefits	8,193
Professional fees and other	5,744
Total cash restructuring costs	28,374
Non-cash restructuring costs:
Asset impairments (2)	5,420
Total restructuring costs	$33,794
____________________
(1)Primarily comprised of lease termination costs.
(2) Includes impairments of both lease right-of-use assets and property and equipment.
(12) Income Taxes
Income tax expense (benefit) consisted of the following (in thousands):

	2024	2023	2022
Current:
Federal	$6,904	$5,474	$15,518
State	1,256	3,106	5,174
	8,160	8,580	20,692
Deferred:
Federal	(12,568)	(10,151)	(7,264)
State	(754)	(2,895)	(1,143)
	(13,322)	(13,046)	(8,407)
Income tax (benefit) expense	$(5,162)	$(4,466)	$12,285

73 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
The following table provides a reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate:

	2024	2023	2022
Statutory federal income tax	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.8	(3.5)	6.4
R&D tax credits	9.0	14.1	(5.5)
Return to provision	6.2	6.1	0.8
Investment tax credit	—	1.1	—
Stock-based compensation	(9.5)	(6.2)	(1.2)
Non-deductible compensation	(2.6)	(5.7)	1.7
Non-deductible expenses	(2.1)	(2.8)	1.3
Changes in unrecognized tax benefits	(0.5)	(0.5)	(0.4)
Valuation allowance	(3.0)	—	—
Other	0.9	(1.0)	1.0
Effective income tax rate	20.2%	22.6%	25.1%
The Company files income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, the Company is subject to examination by federal and state taxing authorities. The Company is no longer subject to federal income tax examinations for years prior to 2021 or state income tax examinations prior to 2020.
Deferred Income Taxes
The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2024	2023
Deferred tax assets:
Stock-based compensation	$7,090	$7,006
Operating lease liabilities	97,604	108,952
Warranty and returns liabilities	5,880	6,894
Net operating loss carryforwards and credits	2,327	1,738
Compensation and benefits	7,220	7,484
Research and development	19,017	18,079
Interest	9,503	3,747
Other	4,163	5,184
Total gross deferred tax assets	152,804	159,084
Valuation allowance	(806)	(48)
Total gross deferred tax assets after valuation allowance	151,998	159,036
Deferred tax liabilities:
Property and equipment	23,240	33,772
Operating lease right-of-use assets	89,276	99,351
Deferred revenue	2,516	3,065
Other	3,391	2,595
Total gross deferred tax liabilities	118,423	138,783
Net deferred tax assets	$33,575	$20,253

74 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
At December 28, 2024, the Company had net operating loss carryforwards for federal purposes of $0.4 million, which will expire between 2025 and 2027.
The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, the Company assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company has provided a $0.81 million valuation allowance resulting primarily from its inability to utilize certain net operating losses and state R&D tax credits.
Unrecognized Tax Benefits
Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Federal and State Tax
	2024	2023	2022
Beginning balance	$3,671	$3,645	$3,869
Increases related to current-year tax positions	639	753	910
Increases related to prior-year tax positions	51	40	252
Decreases related to prior-year tax positions	(15)	—	(328)
Lapse of statute of limitations	(688)	(601)	(1,058)
Settlements with taxing authorities	—	(166)	—
Ending balance	$3,658	$3,671	$3,645
At December 28, 2024 and December 30, 2023, the Company had $3.5 million and $3.4 million, respectively, of unrecognized tax benefits, which if recognized, would affect its effective tax rate. The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.
Note 13. Segments
The Company’s chief operating decision maker (CODM), who is the Chief Executive Officer, assesses company-wide performance and allocates resources based on consolidated financial information. Consequently, the Company views the entire organization as one reportable segment and the strategic purpose of all operating activities is to support that one segment.
The CODM manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM uses net (loss) income, as reported on the Company’s consolidated statement of operations, in evaluating performance of the Company in determining how to allocate resources of the Company as a whole, including investing in the Company’s product development, sales and marketing campaigns, and employee compensation. The measure of segment assets that is reviewed by the CODM is reported within the consolidated balance sheet as consolidated total assets. The CODM also uses consolidated earnings or losses before interest, taxes, depreciation and amortization (Adjusted EBITDA) as the basis for the CODM to evaluate the performance of the
Company.

75 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
The following is a summary of the significant expense categories and consolidated net (loss) income details provided to the CODM (in thousands):

	2024	2023	2022
Net Sales	$1,682,296	$1,887,482	$2,114,297

Less:
Cost of sales	(679,523)	(798,952)	(912,002)
Marketing expenses	(393,693)	(432,982)	(497,269)
Selling expenses	(372,931)	(414,460)	(422,359)
General and administrative	(148,736)	(145,949)	(153,266)
Research and development	(45,255)	(55,797)	(61,521)
Restructuring costs	(18,066)	(15,728)	—
Asset impairment charges	(1,220)	(673)	—
Interest expense	(48,368)	(42,694)	(18,985)
Income tax benefit (expense)	5,162	4,466	(12,285)
Net (loss) income	$(20,334)	$(15,287)	$36,610
Note 14. Commitments and Contingencies
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
Purported Class Action Complaint
On January 14, 2025, purported customers served a putative class action complaint on behalf of themselves and a putative class of California consumers against Sleep Number in the United States District Court for the Central District of
California alleging that Sleep Number’s beds are perpetually on sale in violation of California law. The Plaintiff seeks injunctive relief, damages and attorneys fees.
Purported Class Action Complaint
On September 27, 2024, a purported customer served a putative class action complaint on behalf of themself and a putative class of California consumers against Sleep Number in the United States District Court for the Eastern District of
California alleging that Sleep Number’s beds are perpetually on sale in violation of California law. The Plaintiff seeks injunctive relief, damages and attorneys fees.

76 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
Commitments
As of December 28, 2024, the Company has $23 million of inventory purchase commitments. As part of the normal course of business, there are a limited number of inventory supply contracts that contain penalty provisions for failure to purchase contracted quantities. The Company does not currently expect any material payments under these provisions.
At December 28, 2024, the Company had entered into 7 lease commitments primarily for future retail store locations.
These lease commitments provide for total lease payments over the next 11 to 12 years, which if consummated based on current cost estimates, would approximate $12 million over the initial lease term. The future lease payments for these lease commitments have been excluded in the total operating lease payments in Note 7, Leases.

77 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
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
Management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control –
Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based
on this evaluation under these criteria, management concluded that its internal control over financial reporting was effective as of December 28, 2024. The report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered
Public Accounting Firm.”
Fourth Quarter Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended
December 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

78 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
ITEM 9B. OTHER INFORMATION
During the quarter ended December 28, 2024, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in
Item 408 of SEC Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions “Our Board; Who We Are” and “Our Board; How We are Governed and Govern”
and in “Our Pay; Compensation Oversight and Process: Insider Trading Policy” in the Company’s Proxy Statement for its
2025 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning the Company’s executive officers is included in Part I of this report under the caption “Information about the Company’s Executive
Officers.”
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
ITEM 11. EXECUTIVE COMPENSATION
The information under the caption “Our Pay” in the Company’s Proxy Statement for its 2025 Annual Meeting of
Shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
Stock Ownership
The information under the caption “Stock Ownership of Management and Certain Beneficial Owners” in the Company’s
Proxy Statement for its 2025 Annual Meeting of Shareholders is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
The information under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for its
2025 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Provisions Applicable to All Directors and the Board; Related Party Transactions
Policy” and “Provisions Applicable to All Directors and the Board; Independence” in the Company’s Proxy Statement for
the 2025 Annual Meeting of Shareholders is incorporated herein by reference.

79 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” for
Deloitte & Touche LLP (PCAOB No. 34) in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders
is incorporated herein by reference.
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
(2)Consolidated Financial Statement Schedule
The following Report and financial statement schedule are included in this Part IV:
Schedule II - Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3)Exhibits
The exhibits to this Report are listed in the Exhibit Index below.

80 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED December 28, 2024

Exhibit No.	Description
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
000-25121))

10.1
Lease Agreement dated September 22, 2015 between the Company and Truluck Industries, Inc.
(incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-
Q for the fiscal quarter ended October 3, 2015 (File No. 000-25121))

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

10.7
Second Amendment, dated May 25, 2023, to Lease Agreement between Legacy 1001 Minneapolis
Venture, LLC (formerly known as DCI 1001 Minneapolis Venture, LLC), as Landlord, and Sleep
Number Corporation, as Tenant, dated October 21, 2016 (incorporated by reference to Exhibit 10.7 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023
(File No. 000-25121))

10.8*	Third Amendment, dated December 26, 2024, to Lease Agreement between Legacy 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016, as amended

81 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.9†
Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 15, 2013
(File No. 000-25121))

10.10†
Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan
(incorporated by reference to Exhibit 10.20 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 000-25121))

10.11†
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

10.13†
Sleep Number Executive Deferral Plan (incorporated by reference to Exhibit 10.17 contained in Sleep
Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No.
000-25121))

10.14†
Summary of Executive Tax and Financial Planning Program (incorporated by reference to Exhibit 10.15 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 30,
2023 (File No. 000-25121))

10.15†
Sleep Number Corporation Executive Severance Pay Plan (incorporated by reference to Exhibit 10.16 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 30,
2023 (File No. 000-25121))

10.16†
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.17 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 30,
2023 (File No. 000-25121))

10.17†
Sleep Number Annual Incentive Plan (AIP) Effective December 31, 2023 (incorporated by reference to
Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended
March 30, 2024 (File No. 000-25121))

10.18†
Offer Letter dated March 3, 2025 from Sleep Number Corporation to Linda Findley (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed March 5,
2025 (File No. 000-25121))

10.19†
Transition and Advisory Agreement between Sleep Number Corporation and Shelly R. Ibach effective
October 24, 2024 (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current
Report on Form 8-K filed October 30, 2024 (File No. 000-25121))

10.20†
Offer Letter dated June 29, 2023 from Sleep Number Corporation to Francis K. Lee (incorporated by reference to Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023 (File No. 000-25121))

10.21
Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Sleep
Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit
10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended June
28, 2014 (File No. 000-25121))(1)

10.22
Fifth Amendment to Retailer Program Agreement, dated July 15, 2022, by and between Synchrony
Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2022 (File No. 000-25121))(2)

82 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.23
Sixth Amendment to Retailer Program Agreement, dated November 28, 2022, by and between
Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023 (File No. 000-25121))

10.24
Seventh Amendment to Retailer Program Agreement, dated August 28, 2023, by and between
Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 (File No. 000-25121))

10.25
Eighth Amendment to Retailer Program Agreement, dated October 16, 2023, by and between
Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 (File No. 000-25121))(2)

10.26
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

10.28
Tenth Amendment to Amended and Restated Credit and Security Agreement (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2023 (File No. 000-25121))(2)

10.29*	Eleventh Amendment to Amended and Restated Credit and Security Agreement(2)
10.30†	Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 13, 2020 (File No. 000-25121))
10.31†
Amendment No. 1 to the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 21, 2024
(File No. 000-25121))

10.32†
Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) under the Sleep
Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended June 27, 2020 (File No.
000-25121))

10.33†
Form of Non-Statutory Stock Option Award Agreement (Employee) under the Sleep Number
Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 contained in Sleep
Number’s Quarterly Report on Form 10-Q for fiscal quarter ended June 27, 2020 (File No.
000-25121))

10.34†
Form of Non-Statutory Stock Option Award Agreement (Senior Team) under the Sleep Number
Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 contained in Sleep
Number’s Quarterly Report on Form 10-Q for fiscal quarter ended April 3, 2021 (File No. 000-25121))

10.35†
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
000-25121))

83 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.37†
Form of Restricted Stock Unit Award Agreement (3-Year Ratable) (Sleep Number Labs) under the
Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended April 3, 2021
(File No. 000-25121))

10.38†
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
2023 (File No. 000-25121))

10.41†
Form of Performance Adjusted Restricted Stock Unit Award Agreement (CEO and Executive Team)
under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit
10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended March 30,
2024 (File No. 000-25121))

10.42†*	Form of Stock Unit Award Agreement (Executive Team) under the Sleep Number Corporation 2020 Equity Incentive Plan
10.43†*	Form of Performance Adjusted Restricted Stock Unit Award Agreement (CEO and Executive Team) under the Sleep Number Corporation 2020 Equity Incentive Plan
10.44†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (incorporated by reference to Exhibit 99.1 to Sleep Number’s Registration Statement on Form S-8 filed July 12, 2023
(File No. 000-25121))

10.45†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (First Declaration of
Amendment) effective May 30, 2022 (incorporated by reference to Exhibit 99.2 to Sleep Number’s
Registration Statement on Form S-8 filed July 12, 2023 (File No. 000-25121))

10.46†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (Second Declaration of
Amendment) effective January 1, 2022 (incorporated by reference to Exhibit 99.3 to Sleep Number’s
Registration Statement on Form S-8 filed July 12, 2023 (File No. 000-25121))

10.47†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (Third Declaration of
Amendment) effective as of December 31, 2022 (incorporated by reference to Exhibit 99.4 to Sleep
Number’s Registration Statement on Form S-8 filed July 12, 2023 (File No. 000-25121))

19.1*	Rule 10b5-1 Sleep Number Corporation Trading Plan Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
97.1†
Sleep Number Corporation Executive Clawback and Forfeiture Policy (incorporated by reference to
Exhibit 97.1 contained in Sleep Number’s Annual Report on Form 10-K filed on February 23, 2024
(File No. 000-25121))

84 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
*Filed herein.
†Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

85 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

March 7, 2025	By:	/s/ Shelly R. Ibach
Shelly R. Ibach
Chief Executive Officer
(principal executive officer)

	By:	/s/ Francis K. Lee
Francis K. Lee
Chief Financial Officer
(principal financial officer)

	By:	/s/ Joel J. Laing
Joel J. Laing
Chief Accounting Officer
(principal accounting officer)

86 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Shelly R.
Ibach, Francis K. Lee and Sam R. Hellfeld, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-
fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date or dates indicated.

Name	Title	Date
/s/ Shelly R. Ibach	Chair of the Board	March 7, 2025
Shelly R. Ibach
/s/ Phillip M. Eyler	Director	March 6, 2025
Phillip M. Eyler
/s/ Stephen L. Gulis, Jr.	Director	March 4, 2025
Stephen L. Gulis, Jr.
/s/ Michael J. Harrison	Director	March 4, 2025
Michael J. Harrison
/s/ Julie M. Howard	Director	March 5, 2025
Julie M. Howard
/s/ Deborah L. Kilpatrick	Director	March 3, 2025
Deborah L. Kilpatrick
/s/ Brenda J. Lauderback	Director	March 6, 2025
Brenda J. Lauderback
/s/ Stephen E. Macadam	Director	March 4, 2025
Stephen E. Macadam
/s/ Barbara R. Matas	Director	March 4, 2025
Barbara R. Matas
/s/ Angel L. Mendez	Director	March 4, 2025
Angel L. Mendez
/s/Hilary A. Schneider	Director	March 3, 2025
Hilary A. Schneider

87 | 2024 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Description	2024	2023	2022
Allowances for credit losses
Balance at beginning of period	$1,437	$1,267	$924
Additions charged to costs and expenses	2,145	1,437	2,294
Deductions from reserves	(2,469)	(1,267)	(1,951)
Balance at end of period	$1,113	$1,437	$1,267