Form 10-Q
period 2025-03-29
Sleep Number Corp
filed 2025-05-06
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of March 29, 2025, 22,660,000 shares of the registrant’s Common Stock were outstanding.

i | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

1 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	March 29, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$1,691	$1,950
Accounts receivable, net of allowances of $1,112 and $1,113, respectively	14,225	17,516
Inventories	103,876	103,152
Prepaid expenses	17,570	14,568
Other current assets	38,004	44,098
Total current assets	175,366	181,284

Non-current assets:
Property and equipment, net	119,780	129,574
Operating lease right-of-use assets	345,483	356,641
Goodwill and intangible assets, net	66,357	66,412
Deferred income taxes	34,896	33,575
Other non-current assets	94,909	93,324
Total assets	$836,791	$860,810

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$557,700	$546,600
Accounts payable	114,312	107,619
Customer prepayments	40,357	46,933
Accrued sales returns	16,777	19,092
Compensation and benefits	21,371	31,038
Taxes and withholding	17,430	18,619
Operating lease liabilities	82,614	82,307
Other current liabilities	53,818	55,804
Total current liabilities	904,379	908,012

Non-current liabilities:
Operating lease liabilities	294,295	307,201
Other non-current liabilities	94,961	97,183
Total liabilities	1,293,635	1,312,396

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,660 and 22,388 shares issued and outstanding, respectively	227	224
Additional paid-in capital	30,775	27,390
Accumulated deficit	(487,846)	(479,200)
Total shareholders’ deficit	(456,844)	(451,586)
Total liabilities and shareholders’ deficit	$836,791	$860,810
See accompanying notes to condensed consolidated financial statements.

2 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$393,261	$470,449
Cost of sales	152,726	194,275
Gross profit	240,535	276,174

Operating expenses:
Sales and marketing	189,103	208,512
General and administrative	38,619	39,079
Research and development	10,903	12,441
Restructuring costs	60	10,600
Total operating expenses	238,685	270,632
Operating income	1,850	5,542
Interest expense, net	11,081	12,299
Loss before income taxes	(9,231)	(6,757)
Income tax (benefit) expense	(585)	725
Net loss	$(8,646)	$(7,482)

Basic net loss per share:
Net loss per share – basic	$(0.38)	$(0.33)
Weighted-average shares – basic	22,706	22,506

Diluted net loss per share:
Net loss per share – diluted	$(0.38)	$(0.33)
Weighted-average shares – diluted	22,706	22,506
See accompanying notes to condensed consolidated financial statements.

3 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2024	22,388	$224	$27,390	$(479,200)	$(451,586)
Net loss	—	—	—	(8,646)	(8,646)
Stock-based compensation	346	3	3,948	—	3,951
Repurchases of common stock	(74)	—	(563)	—	(563)
Balance at March 29, 2025	22,660	$227	$30,775	$(487,846)	$(456,844)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 30, 2023	22,235	$222	$16,716	$(458,866)	$(441,928)
Net loss	—	—	—	(7,482)	(7,482)
Stock-based compensation	134	1	4,116	—	4,117
Repurchases of common stock	(43)	—	(570)	—	(570)
Balance at March 30, 2024	22,326	223	20,262	(466,348)	(445,863)
See accompanying notes to condensed consolidated financial statements.

4 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net loss	$(8,646)	$(7,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,836	17,487
Stock-based compensation	3,951	4,117
Net loss on disposals and impairments of assets	17	2,500
Deferred income taxes	(1,321)	(928)
Changes in operating assets and liabilities:
Accounts receivable	3,291	5,026
Inventories	(724)	14,529
Income taxes	736	1,587
Prepaid expenses and other assets	781	5,473
Accounts payable	8,784	(2,765)
Customer prepayments	(6,576)	1,119
Accrued compensation and benefits	(9,686)	30
Other taxes and withholding	(1,925)	(2,060)
Other accruals and liabilities	(6,144)	(4,888)
Net cash (used in) provided by operating activities	(2,626)	33,745

Cash flows from investing activities:
Purchases of property and equipment	(4,599)	(9,308)
Issuance of note receivable	—	(2,942)
Net cash used in investing activities	(4,599)	(12,250)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	9,087	(21,396)
Repurchases of common stock	(563)	(570)
Debt issuance costs	(1,558)	—
Net cash provided by (used in) financing activities	6,966	(21,966)

Net decrease in cash and cash equivalents	(259)	(471)
Cash and cash equivalents, at beginning of period	1,950	2,539
Cash and cash equivalents, at end of period	$1,691	$2,068
See accompanying notes to condensed consolidated financial statements.

5 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 1. Business and Summary of Significant Accounting Policies
Business & Basis of Presentation
The Company prepared the condensed consolidated financial statements as of and for the three months ended
March 29, 2025 of Sleep Number Corporation and its 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments, including the elimination of all significant intra-entity balances and transactions, necessary to present fairly its financial position as of March 29, 2025 and December 28, 2024, and the consolidated results of operations and cash flows for the periods presented. The historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S.
Generally Accepted Accounting Principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the most recent audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and other recent filings with the SEC.
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
periods beginning in 2028. Early adoption is permitted. The ASU may be adopted prospectively or retrospectively. The
Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

6 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s consolidated financial statements.
 2. Fair Value Measurements
At both March 29, 2025 and December 28, 2024, the Company had $19 million of debt and equity securities that fund the deferred compensation plan and are classified in other non-current assets. The Company also had corresponding deferred compensation plan liabilities of $19 million at both March 29, 2025 and December 28, 2024, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.
 3. Inventories
Inventories consisted of the following (in thousands):

	March 29, 2025	December 28, 2024
Raw materials	$10,734	$11,434
Work in progress	133	130
Finished goods	93,009	91,588
	$103,876	$103,152
 4. Goodwill and Intangible Assets, Net
Goodwill and Indefinite-lived Intangible Assets
Goodwill was $64.0 million at March 29, 2025 and December 28, 2024. Indefinite-lived trade name/trademarks totaled
$1.4 million at both March 29, 2025 and December 28, 2024.
Definite-lived Intangible Assets
Patents were $2.0 million at both March 29, 2025 and December 28, 2024. Accumulated amortization was $1.1 million at
March 29, 2025 and $1.0 million at December 28, 2024. Amortization expense for both the three months ended
March 29, 2025 and March 30, 2024, was $0.1 million.
Annual amortization for patents for subsequent years are as follows (in thousands):

2025 (excluding the three months ended March 29, 2025 )	$171
2026	222
2027	222
2028	155
2029	99
2030	45
Total future amortization for definite-lived intangible assets	$914

7 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 5. Credit Agreement
As of March 29, 2025, the Company’s credit facility had a total commitment amount of $675 million. The credit facility, as amended, is for general corporate purposes and to meet seasonal working capital requirements. The Amended and
Restated Credit and Security Agreement, dated February 14, 2018, among the Company, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (as amended, the Credit
Agreement), includes an accordion feature which allows the Company to increase the amount of the credit facility from
$675 million to $1.0 billion, subject to lenders’ approval. The Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum net leverage ratio and a minimum interest coverage ratio.
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
(b) adds a Liquidity financial covenant wherein the Borrower shall cause the Liquidity to be equal or exceed $40 million as of the last day of each fiscal month; (c) deems our Net Leverage Ratio as greater than or equal to 4.50 to 1.00 as of the effective date to set pricing for the Applicable Commitment Fee Rate and Applicable Margin until receipt of the compliance certificate for the quarterly reporting period ending September 27, 2025, (d) adjusts the permissible maximum Net Leverage Ratio (as defined in the Credit Agreement) to (I) 4.75 to 1.00 for the quarterly reporting periods ending March 29, 2025 and June 28, 2025, (II) 4.50 to 1.00 for the quarterly reporting period ending September 27,
2025, (III) 4.35 to 1.00 for the quarterly reporting period ending January 3, 2026, and (IV) 4.00 to 1.00 for each quarterly reporting period occurring thereafter, and (e) adjusts the permissible minimum Interest Coverage Ratio (as defined in the
Credit Agreement) to (I) 1.90 to 1.00 for the quarterly reporting periods ending March 29, 2025, June 28, 2025, and
September 27, 2025, (II) 2.10 to 1.00 for the quarterly reporting period ending January 3, 2026, and (III) 3.00 to 1.00 for each quarterly reporting period occurring thereafter. A fee for the amendment was paid to the approving lenders in an amount equal to 20 basis points multiplied by the sum of such lender's Revolving Credit Commitment and outstanding
Term Loans (as each is defined in the Credit Agreement).
The carrying amount of the outstanding borrowings under the Credit Agreement approximates fair value because interest rates approximate the current rates available to the Company. Under the terms of the Credit Agreement, the
Company pays a variable rate of interest and a commitment fee based on its leverage ratio. The Credit Agreement matures in December 2026. The Company was in compliance with all financial covenants as of March 29, 2025.
The following table summarizes the Company’s borrowings under the credit facility ($ in thousands):

	March 29, 2025	December 28, 2024
Outstanding borrowings	$557,700	$546,600
Outstanding letters of credit	$6,847	$7,147
Additional borrowing capacity	$110,453	$123,753
Weighted-average interest rate	7.9%	7.6%
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
store leases may require payment of variable rent based on net sales in excess of certain thresholds. Certain leases may contain options to extend the term of the original lease. The exercise of lease renewal options is at the Company’s sole discretion. Lease options are included in the lease term only if exercise is reasonably certain at lease commencement.

8 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
At March 29, 2025, the Company’s finance right-of-use assets and lease liabilities were not significant.
Lease costs were as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating lease costs(1)	$26,537	$26,826
Variable lease costs(2)	$103	$(49)
___________________________
(1)Includes short-term lease costs which are not significant.
(2)Variable lease costs include adjustments to percentage rent.
The maturities of operating lease liabilities for subsequent years are as follows(1) (in thousands):

2025 (excluding the three months ended March 29, 2025)	$79,025
2026	96,149
2027	79,655
2028	66,229
2029	45,658
2030	31,636
Thereafter	47,078
Total operating lease payments(2)	445,430
Less: Interest	68,521
Present value of operating lease liabilities	$376,909
___________________________
(1)Total operating lease payments exclude $13 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $83 million for operating lease liabilities.
Other information related to operating leases was as follows:

	March 29, 2025	December 28, 2024
Weighted-average remaining lease term (in years)	5.3	5.4
Weighted-average discount rate	6.6%	6.6%

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Cash paid for amounts included in present value of operating lease liabilities	$26,589	$27,222
Right-of-use assets obtained in exchange for operating lease liabilities	$7,711	$12,990

9 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 7. Repurchases of Common Stock
For both the three months ended March 29, 2025 and March 30, 2024, we repurchased $0.6 million of common stock in connection with the vesting of restricted stock grants. We made no purchases under the Board-approved stock purchase plan in either period. As of March 29, 2025, the remaining authorization under the Board-approved $600 million share repurchase program was $348 million.
 8. Revenue Recognition
Deferred contract assets and deferred contract liabilities are included in the condensed consolidated balance sheets as follows (in thousands):

	March 29, 2025	December 28, 2024
Deferred contract assets included in:
Other current assets	$29,755	$30,154
Other non-current assets	47,600	48,988
	$77,355	$79,142

	March 29, 2025	December 28, 2024
Deferred contract liabilities included in:
Other current liabilities	$37,910	$38,129
Other non-current liabilities	59,762	60,988
	$97,672	$99,117
Deferred revenue and costs related to SleepIQ® technology are currently recognized on a straight-line basis over the product's estimated life of 4.5 to 5.0 years because the Company’s inputs are generally expended evenly throughout the performance period. During both the three months ended March 29, 2025 and March 30, 2024, the Company recognized revenue of $10 million, that was included in the deferred contract liability balances at the beginning of the respective periods.
Revenue from goods and services transferred to customers at a point in time accounted for approximately 97% and 98%
of revenues for the three months ended March 29, 2025 and March 30, 2024, respectively.
Net sales were as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Retail stores	$344,442	$414,755
Online, phone, chat and other	48,819	55,694
Total Company	$393,261	$470,449

10 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Obligation for Sales Returns
The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Balance at beginning of year	$19,092	$22,402
Additions that reduce net sales	18,787	25,470
Deductions from reserves	(21,102)	(25,457)
Balance at end of period	$16,777	$22,415
 9. Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Stock awards (1)	2,933	$3,144
Stock options	1,018	973
Total stock-based compensation expense (1)	3,951	4,117
Income tax benefit	873	910
Total stock-based compensation expense, net of tax	$3,078	$3,207
___________________________
(1) Changes in stock-based compensation expense include the cumulative impact of the change in the expected achievements of certain performance targets.
 10. Profit Sharing and 401(k) Plan
Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, the Company makes a contribution equal to a percentage of the employee’s contribution. During the three months ended March 29, 2025 and March 30, 2024, the Company’s contributions, net of forfeitures, were $1.8 million and $2.0 million, respectively.
 11. Net Loss per Common Share
The components of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net loss	$(8,646)	$(7,482)
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,706	22,506
Dilutive effect of stock-based awards	—	—
Diluted weighted-average shares outstanding	22,706	22,506
Net loss per share – basic	$(0.38)	$(0.33)
Net loss per share – diluted	$(0.38)	$(0.33)

11 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Additional potential dilutive stock-based awards totaling 1.9 million and 1.3 million for the three months ended
March 29, 2025 and March 30, 2024, respectively, have been excluded from the diluted net loss per share calculations because these stock-based awards were anti-dilutive. For the three months ended March 29, 2025 and March 30, 2024, otherwise dilutive stock-based awards have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on our net loss per diluted share.
 12. Restructuring Costs
In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives, and recognized $33.8 million of restructuring costs through December 28, 2024. The Company has incurred an additional $0.1 million of restructuring costs during the three months ended March 29, 2025. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the
Company’s condensed consolidated statement of operations. The Company expects an additional $10 million to
$15 million of restructuring costs to be incurred through the remainder of 2025, primarily due to severance and employee-related benefits, contract termination costs, and asset impairment charges.
The following table provides a summary of the Company’s restructuring costs during the three months ended March 29,
2025 and March 30, 2024 (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash restructuring costs:
Contract termination costs (1)	$(114)	$4,413
Severance and employee-related benefits	157	841
Professional fees and other	17	2,846
Total cash restructuring costs	60	8,100
Non-cash restructuring costs:
Asset impairments (2)	—	2,500
Total restructuring costs	$60	$10,600
____________________
(1) Primarily comprised of lease termination costs. Costs incurred during the three months ended March 29, 2025 were favorable to original estimates.
(2) Primarily comprised of impairments of property and equipment.
The following table provides the activity in the Company’s restructuring related liabilities, which are included within accounts payable, compensation and benefits and other current liabilities on the condensed consolidated balance sheet
(in thousands):

	March 29, 2025	December 28, 2024
Balance at the beginning of year	$3,341	$8,720
Expenses	60	14,888
Cash payments	(2,914)	(20,267)
Balance at the end of the period	$487	$3,341

12 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Since the initiation of cost reduction actions in the fourth quarter of 2023, the Company has recognized a cumulative
$33.9 million of restructuring costs, as follows (in thousands):

Cumulative
March 29, 2025
Cash restructuring costs:
Contract termination costs (1)	$14,323
Severance and employee-related benefits	8,350
Professional fees and other	5,761
Total cash restructuring costs	28,434
Non-cash restructuring costs:
Asset impairments (2)	5,420
Total restructuring costs	$33,854
____________________
(1)Primarily comprised of lease termination costs.
(2) Includes impairments of both lease right-of-use assets and property and equipment.
13. Income Taxes
Income tax benefit totaled $0.6 million for the three months ended March 29, 2025, compared with income tax expense of $0.7 million for the same period one year ago. The change in income tax expense was primarily due to the change in discrete tax expense, driven by stock-based compensation tax shortfalls, which were $1.0 million for the three months ended March 29, 2025, compared to $2.2 million for the same period one year ago.
14. Segments
The Company’s chief operating decision maker (CODM), who is the Chief Executive Officer, assesses company-wide performance and allocates resources based on consolidated financial information. Consequently, the Company views the entire organization as one reportable segment and the strategic purpose of all operating activities is to support that one segment.
The CODM manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM uses consolidated earnings and losses, as reported on the Company’s condensed consolidated statement of operations, in evaluating performance of the Company in determining how to allocate resources of the Company as a whole, including investing in the Company’s product development, sales and marketing campaigns, and employee compensation. The measure of segment assets that is reviewed by the CODM is reported within the condensed consolidated balance sheet as consolidated total assets. The CODM also uses consolidated earnings or losses before interest, taxes, depreciation and amortization (Adjusted EBITDA) as the basis for the CODM to evaluate the performance of the Company.

13 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following is a summary of the significant expense categories and consolidated net loss details provided to the
CODM (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net Sales	$393,261	$470,449

Less:
Cost of sales	(152,726)	(194,275)
Marketing expenses	(97,940)	(109,031)
Selling expenses	(91,163)	(99,481)
General and administrative	(38,619)	(39,079)
Research and development	(10,903)	(12,441)
Restructuring costs	(60)	(10,600)
Interest expense	(11,081)	(12,299)
Income tax benefit (expense)	585	(725)
Net loss	$(8,646)	$(7,482)
15. Commitments and Contingencies
Warranty Liabilities
The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Balance at beginning of period	$6,947	$8,503
Additions charged to costs and expenses for current-year sales	3,131	4,551
Deductions from reserves	(3,162)	(4,535)
Changes in liability for pre-existing warranties during the current year, including expirations	(405)	231
Balance at end of period	$6,511	$8,750
Legal Proceedings
The Company is involved from time to time in various legal proceedings arising in the ordinary course of its business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with U.S.
GAAP, the Company records a liability in its consolidated financial statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If a material loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. With respect to currently pending legal proceedings, the Company has not established an estimated range of reasonably possible material losses either because it believes that it has valid defenses to claims asserted against it, the proceeding has not advanced to a stage of discovery that would enable it to establish an estimate, or the potential loss is not material. The Company currently does not expect the outcome of pending legal proceedings to have a material effect on its consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against the Company could adversely impact its consolidated results of operations, financial position or cash flows. The
Company expenses legal costs as incurred.

14 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Purported Class Action Complaint
On January 14, 2025, purported customers served a putative class action complaint on behalf of themselves and a putative class of California consumers against Sleep Number in the United States District Court for the Central District of
California alleging that Sleep Number’s beds are perpetually on sale in violation of California law. The Plaintiff seeks injunctive relief, damages and attorney’s fees. Sleep Number brought a motion to dismiss for failure to state a claim and a motion to transfer or, alternatively, dismiss based on the first-to-file doctrine (citing the purported class action complaint filed on September 27, 2024 as described below). The Court granted Sleep Number’s motion to transfer or, alternatively, dismiss and dismissed the matter in its entirety based on the first-to-file doctrine.
Purported Class Action Complaint
On September 27, 2024, a purported customer served a putative class action complaint on behalf of themself and a putative class of California consumers against Sleep Number in the United States District Court for the Eastern District of
California alleging that Sleep Number’s beds are perpetually on sale in violation of California law. The Plaintiff seeks injunctive relief, damages and attorney’s fees.

15 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
•Ability to effectively complete potential future acquisitions and business combinations;
•Sleep Number’s ability, and the ability of its suppliers and vendors, to attract, retain and motivate qualified and effective personnel;

16 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
Business Overview
Sleep Number is a wellness company and market leader in the design, manufacturing, marketing and distribution of highly innovative sleep solutions. The Company’s purpose is to improve the health and wellbeing of society through higher quality sleep; to date, it has improved the lives of nearly 16 million people. Sleep Number’s Smart Sleepers benefit from individualized sleep experiences, night after night, and are experiencing the physical, mental and emotional benefits of life-changing sleep.
Sleep Number’s life-changing, differentiated smart beds combine physical and digital innovations, integrating unparalleled physical comfort with a highly advanced sleep wellness platform. The smart beds offer the Company’s signature firmness adjustability, enabling each sleeper adjustable comfort. Embedded digital sensors learn the sleep needs of each individual; “sense and do” technology uses the sensed data to automatically adjust the smart bed to keep the sleeper comfortable throughout the night. Active temperature balancing technology supports the ideal climate for each sleeper and solves a prevalent sleep challenge. Additionally, the smart beds are an exceptional value, with personalized sleep insights delivered daily, new features regularly added to all smart beds through over-the-air updates and prices to meet most budgets. Sleep Number® smart beds provide unmatched features, benefits and comfort that can lead to improved sleep health and wellness for both sleepers.
The Company’s advantaged business model is supported by its consumer innovation strategy: an individualized, digital sleep wellness platform, a network of millions of highly engaged Smart Sleepers who are loyal brand advocates, a vertically integrated operating model and a culture of individuality, with an ambitious vision to become one of the world’s most beloved brands.
The Company’s 3,600 mission-driven team members are dedicated to the Company’s mission of improving lives by individualizing sleep experiences. They passionately innovate to drive value creation, including our exclusive direct-to-
consumer selling in nearly 640 stores and online, which meets customers whenever and wherever they choose to provide an exceptional experience and a lifelong relationship. Additionally, the Company partners with world-leading institutions to bring the power of 33 billion hours of longitudinal sleep data to sleep science and research.
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
model transformation in the fourth quarter of 2023, the Company has executed structural changes to reduce fixed expenses, while prioritizing improving margins and generating cash to create greater financial resilience across market cycles.

17 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
Highlights
Financial highlights for the three months ended March 29, 2025 were as follows:
•Net sales for the three months ended March 29, 2025 of $393 million decreased 16% from $470 million for the same period one year ago driven by lower volume and reduced store count.
•The net sales change resulted from a 15% Total Retail comparable sales decrease. For additional details, see the components of total net sales change on page 19.
•Average sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended March 29, 2025 totaled $2.5 million, compared with $2.8 million for the same period one year ago.
•Operating income for the three months ended March 29, 2025 was $2 million, compared with $6 million for the same period one year ago. The $4 million decrease in operating income was driven by the lower net sales; partially offset by a $32 million reduction in operating expenses and a 2.5 ppt. increase in the gross profit rate.
•Adjusted EBITDA for the three months ended March 29, 2025 was $22 million, compared to $37 million for the same period one year ago as ongoing gross margin improvements and cost reduction actions partially offset the year-
over-year net sales decline.
•Gross profit rate of 61.2% was 2.5 ppt. higher than the prior-year period. The increase was primarily due to year-
over-year product cost reductions through value engineering and ongoing supplier negotiations and favorable product mix. See the gross profit discussion on page 20 for additional details.
•The $32 million year-over-year reduction in the Company’s operating expenses was due to lower sales and marketing expenses and restructuring costs.
•Net loss for the three months ended March 29, 2025 was $9 million, compared with $7 million for the same period one year ago. Net loss per diluted share was $0.38, compared with $0.33 for the same period one year ago.
•The Company’s adjusted return on invested capital (Adjusted ROIC) was 7.2% on a trailing twelve-month basis for the period ended March 29, 2025, compared with 4.5% for the comparable period one year ago.
•The Company used $3 million in cash from operating activities for the three months ended March 29, 2025, compared with providing $34 million for the same period one year ago.
•Free cash flow used $7 million for the three months ended March 29, 2025, compared with providing $24 million for the same period one year ago.
•As of March 29, 2025, the Company had $558 million of borrowings under its revolving credit facility.

18 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales.
Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	March 29, 2025		March 30, 2024
Net sales	$393.3	100.0%	$470.4	100.0%
Cost of sales	152.7	38.8%	194.3	41.3%
Gross profit	240.5	61.2%	276.2	58.7%
Operating expenses:
Sales and marketing	189.1	48.1%	208.5	44.3%
General and administrative	38.6	9.8%	39.1	8.3%
Research and development	10.9	2.8%	12.4	2.6%
Restructuring costs	0.1	—%	10.6	2.3%
Total operating expenses	238.7	60.7%	270.6	57.5%
Operating income	1.9	0.5%	5.5	1.2%
Interest expense, net	11.1	2.8%	12.3	2.6%
Loss before income taxes	(9.2)	(2.3%)	(6.8)	(1.4%)
Income tax (benefit) expense	(0.6)	(0.1%)	0.7	0.2%
Net loss	$(8.6)	(2.2%)	$(7.5)	(1.6%)

Net loss per share:
Basic	$(0.38)		$(0.33)
Diluted	$(0.38)		$(0.33)

Weighted-average number of common shares:
Basic	22.7		22.5
Diluted	22.7		22.5
The percentage of total net sales, by dollar volume, was as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Retail stores	87.6%	88.2%
Online, phone, chat and other	12.4%	11.8%
Total Company	100.0%	100.0%

19 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Sales change rates:
Retail comparable-store sales (1)	(15%)	(10%)
Online, phone and chat	(12%)	(19%)
Total Retail comparable sales change (1)	(15%)	(11%)
Net opened/closed stores and other	(1%)	0%
Total Company	(16%)	(11%)
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.
Other sales metrics were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Average sales per store (1) (in thousands)	$2,495	$2,786
Average sales per square foot (1)	$807	$903
Stores > $2 million in net sales (2)	51%	63%
Stores > $3 million in net sales (2)	15%	23%
Average revenue per smart bed unit – Total Retail (3)	$5,992	$5,765
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes Online, Phone and Chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.
The number of retail stores operating was as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Beginning of period	640	672
Opened	2	6
Closed	(5)	(17)
End of period	637	661

20 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

Comparison of Three Months Ended March 29, 2025 with Three Months Ended March 30, 2024
Net sales
Net sales for the three months ended March 29, 2025 of $393 million decreased 16% from $470 million for the same period one year ago  driven by lower volume and reduced store count. The net sales change consisted primarily of a
15% Total Retail comparable sales decrease.
The $77 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a
$60 million decrease in Retail comparable net sales; (ii) a $7 million decrease from online, phone and chat; and (iii) a $10 million decrease from net store closings and other. Total Retail smart bed unit sales decreased 19% compared with the prior year. Total Retail average revenue per smart bed unit increased by 4% to $5,992, compared with $5,765 in the prior-year period.
Gross profit
Gross profit of $241 million for the three months ended March 29, 2025 decreased by $36 million, or 13%, compared with $276 million for the same period one year ago. The gross profit rate increased to 61.2% of net sales for the three months ended March 29, 2025, compared with 58.7% for the prior-year comparable period.
The current-year gross profit rate increase of 2.5 ppt. was mainly due to: (i) year-over-year product cost reductions through value engineering and ongoing supplier negotiations, increased the rate by 250 ppt; (ii) a favorable product mix, increased the rate by 30 ppt; (iii) and efficiency gains in our home delivery and logistics operations, increased the rate by
30 ppt; partially offset by (iv) lower delivered smart bed volume deleveraged the rate by 90 ppt. In addition, the gross profit rate may fluctuate from quarter to quarter due to a variety of other factors, including changes in warranty expenses, return and exchange costs, manufacturing and supply chain operations and performance-based incentive compensation.
Sales and marketing expenses
Sales and marketing expenses for the three months ended March 29, 2025 were $189 million, or 48.1% of net sales, compared with $209 million, or 44.3% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 3.8 ppt. was primarily due to the deleveraging impact of an 16% net sales decline, partially offset by a 9% decrease in sales and marketing expenses including a 9% lower media spend.
General and administrative expenses
General and administrative (G&A) expenses totaled $39 million for both the three months ended March 29, 2025 and
March 30, 2024 which was 9.8% and 8.3% of net sales, respectively. The changes in G&A expenses consisted mainly of:
(i) a $1.4 million year-over-year decrease in company-wide, performance-based incentive compensation and (ii) a $0.9 million decrease in depreciation and amortization; offset by (iii) a $1.6 million increase in professional and consulting fees primarily related to proxy contest and CEO search costs that occurred during the three months ended March 29, 2025;
and (iv) a $0.3 million increase in employee compensation. The G&A expenses rate increased by 1.5 ppt. in the current-
year period, compared with the same period one year ago due to the items discussed above offset by the deleveraging impact of lower net sales.
Research and development expenses
Research and development (R&D) expenses totaled $11 million for the three months ended March 29, 2025, compared with $12 million with the same period one year ago. The changes in R&D expenses were primarily due to lower headcount and outside services. Moving forward, the Company’s innovation agenda will focus on maintaining and improving the Company’s core technologies and introducing additional advancements, while driving costs out of the product.
Interest expense, net
Interest expense, net totaled $11 million for the three months ended March 29, 2025, compared with $12 million for the same period one year ago. The $1 million decrease was mainly driven by a lower weighted-average interest rate compared with the same period one year ago.

21 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

Restructuring Costs
Restructuring costs for the three months ended March 29, 2025 were $0.1 million, compared with $11 million for the same period one year ago. In the fourth quarter of 2023, the Company initiated business restructuring activities. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the
Company’s condensed consolidated statement of operations. The Company expects an additional $10 million to
$15 million of restructuring costs to be incurred through the remainder of 2025, primarily due to severance and employee-related benefits, contract termination costs, and asset impairment charges. See Note 12, Restructuring Costs, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Information, of this
Quarterly Report on Form 10-Q for further information on restructuring costs.
Income tax (benefit) expense
Income tax benefit totaled $0.6 million for the three months ended March 29, 2025, compared with income tax expense of $0.7 million for the same period one year ago. The change in income tax expense was primarily due to the change in discrete tax expense, driven by stock-based compensation tax shortfalls, which were $1.0 million for the three months ended March 29, 2025, compared to $2.2 million for the same period one year ago.
Liquidity and Capital Resources
Managing liquidity and capital resources is an important part of the Company’s commitment to deliver superior shareholder value over time.
The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its
$675 million revolving credit facility, as amended. As of March 29, 2025, the Company does not have any off-balance sheet financing other than its $7 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under the revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail stores for the foreseeable future.
Cash and cash equivalents totaled $1.7 million and $2.0 million at March 29, 2025 and December 28, 2024, respectively.
Significant changes in cash and cash equivalents during the three months ended March 29, 2025 primarily consisted of
$3 million of cash used in operating activities, $5 million of cash used to purchase property and equipment, a $9 million increase in short-term borrowings, offset by $2 million used for debt issuance costs.
The following table summarizes cash flows (in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	March 29, 2025	March 30, 2024
Total cash (used in) provided by:
Operating activities	$(2.6)	$33.7
Investing activities	(4.6)	(12.3)
Financing activities	7.0	(22.0)
Net decrease in cash and cash equivalents	$(0.3)	$(0.5)
Net cash used in operating activities for the three months ended March 29, 2025 was $3 million, compared with net cash provided by operating activities of $34 million for the three months ended March 30, 2024. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $15 million fluctuation in inventory as last year benefited from reduction in inventory levels driven by operational improvements; (ii) a $10 million fluctuation in the amount of compensation and benefits accrued and timing of the related payments resulting from year-over-year changes in Company-wide performance-based incentive compensation; and (iii) a $8 million fluctuation in customer prepayments; (iv) partially offset by a $12 million fluctuation in accounts payable.
Net cash used in investing activities for the three months ended March 29, 2025 was $5 million, compared with
$12 million for the three months ended March 30, 2024. Cash used to purchase property and equipment was $5 million

22 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

for the three months ended March 29, 2025, compared with $9 million for the same period one year ago. In addition, the
Company issued $3 million of notes receivable during the three months ended March 30, 2024.
Net cash provided by financing activities was $7 million for the three months ended March 29, 2025, compared with net cash used in financing activities of $22 million for the same period one year ago. Short-term borrowings increased by
$9 million during the current-year period due to an $11 million increase in borrowings under the revolving credit facility to $558 million and a $2 million decrease in book overdrafts, which are included in the net change in short-term borrowings. During the three months ended March 29, 2025, the Company used $2 million of cash for debt issuance costs related to the credit facility amendment during the three months ended March 29, 2025. During both the three months ended March 29, 2025 and March 30, 2024, the Company repurchased $1 million of its stock in connection with the vesting of employee restricted stock awards.
In the second quarter of fiscal 2022, the Company suspended share repurchases under its Board-approved share repurchase program. At March 29, 2025, there was $348 million remaining authorization under the Board-approved
$600 million share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares. The Company made no share repurchases under its Board-approved share repurchase program in either period.
At March 29, 2025, the Company had $558 million of borrowings under its revolving credit facility, $7 million in outstanding letters of credit and net liquidity available under the credit facility of $110 million. Total availability under its revolving credit facility was $675 million, which amortizes by $2.5 million per quarter through December 2026. At
March 29, 2025, the Company’s leverage ratio as defined in the credit agreement was 4.5x versus the permissible net leverage ratio of 4.75x, the weighted-average interest rate on borrowings under the credit facility was 7.9% and the
Company was in compliance with all financial covenants.

23 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

Non-GAAP Data Reconciliations
Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)
The Company defines earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) as net loss plus:
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
companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable
GAAP financial measure.
Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net loss	$(8,646)	$(7,482)	$(21,498)	$(34,234)
Income tax (benefit) expense	(585)	725	(6,472)	(9,107)
Interest expense	11,081	12,299	47,150	45,892
Depreciation and amortization	14,406	17,145	62,240	71,633
Stock-based compensation	3,951	4,117	11,278	14,333
Restructuring costs (1)	60	10,600	7,526	26,328
CEO transition/Proxy contest costs (2)	1,774	—	2,772	—
Asset impairments	—	—	1,220	660
Adjusted EBITDA	$22,041	$37,404	$104,216	$115,505
_____________________
(1) Represents costs related to business restructuring actions initiated in the fourth quarter of fiscal 2023.
(2) Represents costs related to CEO transition activities and proxy contest costs of $0.6 million and $1.2 million, respectively, for the three months ended March 29, 2025 and $0.8 million and $2.0 million, respectively, for the trailing twelve months ended March 29, 2025. These costs were both initiated in the fourth quarter of fiscal 2024.
Free Cash Flow
The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, the Company is providing this information as it believes it facilitates analysis for investors and financial analysts.
The following table summarizes free cash flow calculations (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net cash (used in) provided by operating activities	$(2,626)	$33,745	$(9,228)	$6,136
Subtract: Purchases of property and equipment	4,599	9,308	18,796	50,808
Free cash flow	$(7,225)	$24,437	$(28,024)	$(44,672)

24 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Trailing-Twelve Months Ended
	March 29, 2025	March 30, 2024
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating income	$19,180	$2,550
Add: Operating lease expense (1)	26,098	27,882
Less: Income taxes (2)	(10,022)	(7,479)
Adjusted NOPAT	$35,256	$22,953

Average adjusted invested capital
Total deficit	$(456,844)	$(445,863)
Add: Long-term debt (3)	557,921	523,800
Add: Operating lease obligations (4)	376,909	424,746
Total adjusted invested capital at end of period	$477,986	$502,683

Average adjusted invested capital (5)	$487,361	$505,498

Adjusted return on invested capital (Adjusted ROIC) (6)	7.2%	4.5%
___________________________
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842, Leases.
(2) Reflects annual effective income tax rates, before discrete adjustments, of 22.1% and 24.6% for March 29, 2025 and March 30, 2024, respectively.
(3) Long-term debt includes existing finance lease liabilities.
(4) Reflects operating lease liabilities included in the Company’s financial statements under ASC 842.
(5) Average adjusted invested capital represents the average of the last five fiscal quarters’ ending adjusted invested capital balances.
(6) Adjusted ROIC equals Adjusted NOPAT divided by average adjusted invested capital.
Note - the Company’s adjusted ROIC calculation and data are considered non-GAAP financial measures and are not in accordance with, or preferable to, GAAP financial data. However, the Company is providing this information as it believes it facilitates analysis of the Company's financial performance by investors and financial analysts.
GAAP - generally accepted accounting principles in the U.S.
Critical Accounting Policies
The Company discusses its critical accounting policies and estimates in Management’s Discussion and Analysis of
Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended
December 28, 2024. There were no significant changes in the Company’s critical accounting policies since the end of fiscal 2024.

25 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to changes in market-based short-term interest rates that will impact net interest expense. If overall interest rates were one percentage point higher than current rates, annual net income would decrease by
$4.3 million based on the $558 million of borrowings under the credit facility at March 29, 2025. The Company does not manage the interest-rate volatility risk of borrowings under the credit facility through the use of derivative instruments.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended
March 29, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

26 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company’s legal proceedings are discussed in Note 15 – Commitments and Contingencies, Legal Proceedings, of
the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, Notes to Condensed
Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF
EQUITY SECURITIES
(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
December 29, 2024 through January 25, 2025	627	$15.83	—	$348,071,000
January 26, 2025 through February 22, 2025	1,439	$17.99	—	$348,071,000
February 23, 2025 through March 29, 2025	71,719	$7.35	—	$348,071,000
Total	73,785	$7.63	—	$348,071,000
___________________________
(1)The Company did not purchase any shares under its Board-approved $600 million share repurchase program (effective April 4, 2021), during the three months ended March 29, 2025.
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 73,785 shares of its common stock at a cost of
$0.6 million during the three months ended March 29, 2025.
(3)There is no expiration date governing the period over which the Company can repurchase shares under its Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

27 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan and Non-rule 10b5-1 Trading Arrangement Adoptions, Modifications and Terminations
During the quarter ended March 29, 2025, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of
SEC Regulation S-K.

28 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1†
Amendment dated March 31, 2025 to the Offer Letter dated March 3, 2025 from Sleep Number
Corporation to Linda Findley (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s
Current Report on Form 8-K filed on March 31, 2025 (File No. 000-25121))

10.2†
Form of Restricted Stock Unit with Modifier Award Agreement (Inducement RSU w/ Modifier)
(incorporated by reference to Exhibit 99.1 contained in Sleep Number’s Registration Statement on
Form S-8 filed on April 15, 2025 (File No. 000-25121))

10.3†
Form of Performance Stock Unit Award Agreement (Inducement PSUs)  (incorporated by reference to
Exhibit 99.2 contained in Sleep Number’s Registration Statement on Form S-8 filed on April 15, 2025
(File No. 000-25121))

10.4†
Form of Restricted Stock Unit Award Agreement (Inducement RSUs) (incorporated by reference to
Exhibit 99.3 contained in Sleep Number’s Registration Statement on Form S-8 filed on April 15, 2025
(File No. 000-25121))

10.5†*	Sleep Number Annual Incentive Plan (AIP) effective December 29, 2024
10.6†*	Form of Performance Adjusted Restricted Stock Unit Award Agreement (Executive Team) under the Sleep Number Corporation 2020 Equity Incentive Plan
10.7
Agreement, dated March 13, 2025, between Sleep Number Corporation and Stadium Capital
Management, LLC (incorporate by reference to Exhibit 10.1 contained in Sleep Number’s Current
Report on Form 8-K filed on March 13, 2025 (File No. 000-25121))

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed Herein.
†        Management contract or compensatory plan or arrangement.

29 | 1Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	May 6, 2025	By:	/s/ Linda Findley
Linda Findley
Chief Executive Officer
(principal executive officer)

		By:	/s/ Joel J. Laing
Joel J. Laing
Chief Accounting Officer
(principal accounting officer)