Form 10-Q
period 2025-06-28
Sleep Number Corp
filed 2025-07-31
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of June 28, 2025, 22,771,000 shares of the registrant’s Common Stock were outstanding.

i | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

1 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	June 28, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$1,349	$1,950
Accounts receivable, net of allowances of $1,127 and $1,113, respectively	16,017	17,516
Inventories	99,450	103,152
Prepaid expenses	20,824	14,568
Other current assets	37,885	44,098
Total current assets	175,525	181,284

Non-current assets:
Property and equipment, net	109,105	129,574
Operating lease right-of-use assets	339,149	356,641
Goodwill and intangible assets, net	66,301	66,412
Deferred income taxes	31,803	33,575
Other non-current assets	82,629	93,324
Total assets	$804,512	$860,810

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$563,900	$546,600
Accounts payable	111,212	107,619
Customer prepayments	41,141	46,933
Accrued sales returns	15,650	19,092
Compensation and benefits	20,929	31,038
Taxes and withholding	17,854	18,619
Operating lease liabilities	82,209	82,307
Other current liabilities	50,326	55,804
Total current liabilities	903,221	908,012

Non-current liabilities:
Operating lease liabilities	287,585	307,201
Other non-current liabilities	94,394	97,183
Total liabilities	1,285,200	1,312,396

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,771 and 22,388 shares issued and outstanding, respectively	228	224
Additional paid-in capital	31,942	27,390
Accumulated deficit	(512,858)	(479,200)
Total shareholders’ deficit	(480,688)	(451,586)
Total liabilities and shareholders’ deficit	$804,512	$860,810
See accompanying notes to condensed consolidated financial statements.

2 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$327,925	$408,413	$721,186	$878,862
Cost of sales	134,180	166,923	286,906	361,198
Gross profit	193,745	241,490	434,280	517,664

Operating expenses:
Sales and marketing	146,464	182,400	335,567	390,912
General and administrative	29,604	39,573	68,223	78,652
Research and development	9,420	11,578	20,323	24,019
Restructuring costs	8,332	1,819	8,392	12,419
Total operating expenses	193,820	235,370	432,505	506,002
Operating (loss) income	(75)	6,120	1,775	11,662
Interest expense, net	11,734	12,270	22,815	24,569
Loss before income taxes	(11,809)	(6,150)	(21,040)	(12,907)
Income tax expense (benefit)	13,203	(1,099)	12,618	(374)
Net loss	$(25,012)	$(5,051)	$(33,658)	$(12,533)

Basic net loss per share:
Net loss per share – basic	$(1.09)	$(0.22)	$(1.48)	$(0.56)
Weighted-average shares – basic	22,903	22,614	22,804	22,560

Diluted net loss per share:
Net loss per share – diluted	$(1.09)	$(0.22)	$(1.48)	$(0.56)
Weighted-average shares – diluted	22,903	22,614	22,804	22,560
See accompanying notes to condensed consolidated financial statements.

3 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2024	22,388	$224	$27,390	$(479,200)	$(451,586)
Net loss	—	—	—	(8,646)	(8,646)
Stock-based compensation	346	3	3,948	—	3,951
Repurchases of common stock	(74)	—	(563)	—	(563)
Balance at March 29, 2025	22,660	$227	$30,775	$(487,846)	$(456,844)
Net loss	—	—	—	(25,012)	(25,012)
Stock-based compensation	149	1	1,548	—	1,549
Repurchases of common stock	(38)	—	(381)	—	(381)
Balance at June 28, 2025	22,771	$228	$31,942	$(512,858)	$(480,688)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 30, 2023	22,235	$222	$16,716	$(458,866)	$(441,928)
Net loss	—	—	—	(7,482)	(7,482)
Stock-based compensation	134	1	4,116	—	4,117
Repurchases of common stock	(43)	—	(570)	—	(570)
Balance at March 30, 2024	22,326	$223	$20,262	$(466,348)	$(445,863)
Net loss	—	—	—	(5,051)	(5,051)
Stock-based compensation	32	1	3,991	—	3,992
Repurchases of common stock	(3)	—	(42)	—	(42)
Balance at June 29, 2024	22,355	$224	$24,211	$(471,399)	$(446,964)
See accompanying notes to condensed consolidated financial statements.

4 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net loss	$(33,658)	$(12,533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,096	34,177
Stock-based compensation	5,500	8,109
Net loss on disposals and impairments of assets	775	2,500
Deferred income taxes	1,772	(5,144)
Changes in operating assets and liabilities:
Accounts receivable	1,499	6,587
Inventories	3,702	19,588
Income taxes	2,470	774
Prepaid expenses and other assets	10,381	(1,483)
Accounts payable	8,354	(18,464)
Customer prepayments	(5,792)	(4,625)
Accrued compensation and benefits	(10,086)	7,153
Other taxes and withholding	(3,235)	(1,345)
Other accruals and liabilities	(9,582)	(11,776)
Net cash provided by operating activities	1,196	23,518

Cash flows from investing activities:
Purchases of property and equipment	(8,052)	(14,075)
Payment to secure contractual rights	(3,280)	—
Issuance of note receivable	—	(2,942)
Net cash used in investing activities	(11,332)	(17,017)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	12,356	(6,408)
Repurchases of common stock	(944)	(612)
Debt issuance costs	(1,877)	—
Net cash provided by (used in) financing activities	9,535	(7,020)

Net decrease in cash and cash equivalents	(601)	(519)
Cash and cash equivalents, at beginning of period	1,950	2,539
Cash and cash equivalents, at end of period	$1,349	$2,020
See accompanying notes to condensed consolidated financial statements.

5 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 1. Business and Summary of Significant Accounting Policies
Business & Basis of Presentation
The Company prepared the condensed consolidated financial statements as of and for the three and six months ended
June 28, 2025 of Sleep Number Corporation and its 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments, including the elimination of all significant intra-entity balances and transactions, necessary to present fairly its financial position as of June 28, 2025 and December 28, 2024, and the consolidated results of operations and cash flows for the periods presented. The historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.
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
Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted in their current form, would have a material impact on the Company’s consolidated financial statements.

6 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other Investments
The Company made a payment of $3.3 million during the three months ended June 28, 2025 to secure contractual rights from a strategic product-development partner. This payment is included in prepaid expenses in the Company’s condensed consolidated balance sheet and as an investing activity in the Company’s condensed consolidated statement of cash flows.
 2. Fair Value Measurements
At both June 28, 2025 and December 28, 2024, the Company had $19 million of debt and equity securities that fund the deferred compensation plan and are classified in other non-current assets. The Company also had corresponding deferred compensation plan liabilities of $19 million at both June 28, 2025 and December 28, 2024 which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Unrealized gains/
(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.
 3. Inventories
Inventories consisted of the following (in thousands):

	June 28, 2025	December 28, 2024
Raw materials	$6,415	$11,434
Work in progress	168	130
Finished goods	92,867	91,588
	$99,450	$103,152
 4. Goodwill and Intangible Assets, Net
Goodwill and Indefinite-lived Intangible Assets
Goodwill was $64.0 million at June 28, 2025 and December 28, 2024. Indefinite-lived trade name/trademarks totaled
$1.4 million at both June 28, 2025 and December 28, 2024.
Definite-lived Intangible Assets
Patents were $2.0 million at both June 28, 2025 and December 28, 2024. Accumulated amortization was $1.1 million at
June 28, 2025 and $1.0 million at December 28, 2024. Amortization expense was $55 thousand for both the three months ended June 28, 2025 and June 29, 2024, and $0.1 million for both the six months ended June 28, 2025 and
June 29, 2024.
Annual amortization for patents for subsequent years is as follows (in thousands):

2025 (excluding the six months ended June 28, 2025 )	$117
2026	222
2027	222
2028	155
2029	99
2030	45
Total future amortization for definite-lived intangible assets	$860

7 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 5. Credit Agreement
As of June 28, 2025, the Company’s credit facility had a total commitment amount of $673 million. The credit facility, as amended, is for general corporate purposes and to meet seasonal working capital requirements. The Amended and
Restated Credit and Security Agreement, dated February 14, 2018, among the Company, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (as amended, the Credit
Agreement), includes an accordion feature which allows the Company to increase the amount of the credit facility from
$673 million to $1.0 billion, subject to lenders’ approval. The Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum net leverage ratio and a minimum interest coverage ratio.
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
(b) adds a Liquidity financial covenant wherein the Borrower shall cause the Liquidity to be equal or exceed $40 million as of the last day of each fiscal month; (c) deems our Net Leverage Ratio as greater than or equal to 4.50 to 1.00 as of the effective date to set pricing for the Applicable Commitment Fee Rate and Applicable Margin until receipt of the compliance certificate for the quarterly reporting period ending September 27, 2025, (d) adjusts the permissible maximum Net Leverage Ratio (as defined in the Credit Agreement) to (I) 4.75 to 1.00 for the quarterly reporting period ending June 28, 2025, (II) 4.50 to 1.00 for the quarterly reporting period ending September 27, 2025, (III) 4.35 to 1.00 for the quarterly reporting period ending January 3, 2026, and (IV) 4.00 to 1.00 for each quarterly reporting period occurring thereafter, and (e) adjusts the permissible minimum Interest Coverage Ratio (as defined in the Credit Agreement) to (I)
1.90 to 1.00 for the quarterly reporting periods ending June 28, 2025 and September 27, 2025, (II) 2.10 to 1.00 for the
quarterly reporting period ending January 3, 2026, and (III) 3.00 to 1.00 for each quarterly reporting period occurring thereafter. A fee for the amendment was paid to the approving lenders in an amount equal to 20 basis points multiplied by the sum of such lender's Revolving Credit Commitment and outstanding Term Loans (as each is defined in the Credit
Agreement).
The carrying amount of the outstanding borrowings under the Credit Agreement approximates fair value because interest rates approximate the current rates available to the Company. Under the terms of the Credit Agreement, the
Company pays a variable rate of interest and a commitment fee based on its leverage ratio. The Credit Agreement matures in December 2026. The Company was in compliance with all financial covenants as of June 28, 2025.
The following table summarizes the Company’s borrowings under the credit facility ($ in thousands):

	June 28, 2025	December 28, 2024
Outstanding borrowings	$563,900	$546,600
Outstanding letters of credit	$6,847	$7,147
Additional borrowing capacity	$101,753	$123,753
Weighted-average interest rate	7.9%	7.6%
Subsequent to June 28, 2025, the Company’s outstanding letters of credit increased to $9 million.
 6. Leases
The Company leases its retail, office and manufacturing space under operating leases which, in addition to the minimum lease payments, may require payment of a proportionate share of the real estate taxes and certain building operating expenses. While the Company’s local market development approach generally results in long-term participation in given markets, the retail store leases generally provide for an initial lease term of five to ten years. The Company’s office and manufacturing leases provide for an initial lease term of up to fifteen years. In addition, the Company’s mall-based retail store leases may require payment of variable rent based on net sales in excess of certain thresholds. Certain leases may

8 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
Company is obligated are not included in operating lease costs.
At June 28, 2025, the Company’s finance right-of-use assets and lease liabilities were not significant.
Lease costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease costs(1)	$26,649	$26,909	$53,186	$53,735
Variable lease costs(2)	$37	$8	$140	$(41)
___________________________
(1)Includes short-term lease costs which are not significant.
(2)Variable lease costs include adjustments to percentage rent.
The maturities of operating lease liabilities for subsequent years are as follows(1) (in thousands):

2025 (excluding the six months ended June 28, 2025)	$52,797
2026	99,002
2027	82,575
2028	69,001
2029	48,062
2030	34,064
Thereafter	51,219
Total operating lease payments(2)	436,720
Less: Interest	66,926
Present value of operating lease liabilities	$369,794
___________________________
(1)Total operating lease payments exclude $8 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $82 million for operating lease liabilities.
Other information related to operating leases was as follows:

	June 28, 2025	December 28, 2024
Weighted-average remaining lease term (in years)	5.2	5.4
Weighted-average discount rate	6.7%	6.6%

9 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024
Cash paid for amounts included in present value of operating lease liabilities	$53,092	$54,300
Right-of-use assets obtained in exchange for operating lease liabilities	$12,752	$16,313
 7. Repurchases of Common Stock
For the three months ended June 28, 2025 and June 29, 2024, we repurchased $0.4 million and $42 thousand, respectively, of common stock in connection with the vesting of restricted stock grants. For the six months ended
June 28, 2025 and June 29, 2024, we repurchased $0.9 million and $0.6 million, respectively, of common stock in connection with the vesting of restricted stock grants. We made no purchases under the Board-approved stock purchase plan in either period. As of June 28, 2025, the remaining authorization under the Board-approved $600 million share repurchase program was $348 million.
 8. Revenue Recognition
Deferred contract assets and deferred contract liabilities are included in the condensed consolidated balance sheets as follows (in thousands):

	June 28, 2025	December 28, 2024
Deferred contract assets included in:
Other current assets	$28,793	$30,154
Other non-current assets	45,996	48,988
	$74,789	$79,142

	June 28, 2025	December 28, 2024
Deferred contract liabilities included in:
Other current liabilities	$37,008	$38,129
Other non-current liabilities	58,362	60,988
	$95,370	$99,117
Deferred revenue and costs related to SleepIQ® technology are currently recognized on a straight-line basis over the product's estimated life of 4.5 to 5.0 years because the Company’s inputs are generally expended evenly throughout the performance period. During the three months ended June 28, 2025 and June 29, 2024, the Company recognized revenue of $7 million and $10 million, respectively, that was included in the deferred contract liability balances at the beginning of the respective periods. During the six months ended June 28, 2025 and June 29, 2024, the Company recognized revenue of $17 million and $19 million, respectively, that was included in the deferred contract liability balances at the beginning of the respective periods.
Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of revenues for both the three and six months ended June 28, 2025 and June 29, 2024.

10 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Net sales were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Retail stores	$287,974	$358,584	$632,415	$773,339
Online, phone, chat and other	39,951	49,829	88,771	105,523
Total Company	$327,925	$408,413	$721,186	$878,862
Obligation for Sales Returns
The activity in the sales returns liability account was as follows (in thousands):

	Six Months Ended
	June 28, 2025	June 29, 2024
Balance at beginning of year	$19,092	$22,402
Additions that reduce net sales	36,098	46,664
Deductions from reserves	(39,540)	(48,535)
Balance at end of period	$15,650	$20,531
 9. Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Stock awards (1)	$1,064	$3,294	$1,503	$6,438
Stock options	485	698	3,997	1,671
Total stock-based compensation expense (1)	$1,549	$3,992	$5,500	$8,109
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
to a percentage of the employee’s contribution. During the three months ended June 28, 2025 and June 29, 2024, the
Company’s contributions, net of forfeitures, were $1.7 million and $1.2 million, respectively and during the six months ended June 28, 2025 and June 29, 2024, were $3.5 million and $3.2 million, respectively.

11 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 11. Net Loss per Common Share
The components of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(25,012)	$(5,051)	$(33,658)	$(12,533)
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,903	22,614	22,804	22,560
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted-average shares outstanding	22,903	22,614	22,804	22,560
Net loss per share – basic	$(1.09)	$(0.22)	$(1.48)	$(0.56)
Net loss per share – diluted	$(1.09)	$(0.22)	$(1.48)	$(0.56)
For the three and six month periods ended June 28, 2025 and June 29, 2024, otherwise dilutive stock-based awards have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on our net loss per diluted share. Additional potential dilutive stock-based awards totaling
1.6 million and 1.3 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and 1.8 million and 1.3 million for the six months ended June 28, 2025 and June 29, 2024, respectively, have been excluded from the diluted net loss per share calculations because these stock-based awards were anti-dilutive.
 12. Restructuring Costs
In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives, and recognized $33.8 million of restructuring costs through December 28, 2024. The Company has incurred an additional $8.4 million and of restructuring costs during the six months ended June 28, 2025. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the
Company’s condensed consolidated statement of operations. The Company expects approximately $8 million of additional restructuring costs to be incurred through the remainder of 2025, primarily due to severance and employee-
related benefits, contract termination costs, and asset impairment charges.
The following table provides a summary of the Company’s restructuring costs during the three and six months ended
June 28, 2025 and June 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cash restructuring costs:
Contract termination costs (1)	$1,409	$(230)	$1,295	$4,183
Severance and employee-related benefits	6,335	401	6,492	1,242
Professional fees and other	—	1,648	17	4,494
Total cash restructuring costs	7,744	1,819	7,804	9,919
Non-cash restructuring costs:
Asset impairments (2)	588	—	588	2,500
Total restructuring costs	$8,332	$1,819	$8,392	$12,419
____________________
(1) Primarily comprised of lease termination costs and includes changes in estimate.
(2) Primarily comprised of impairments of property and equipment.

12 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table provides the activity in the Company’s restructuring related liabilities, which are included within accounts payable, compensation and benefits and other current liabilities on the condensed consolidated balance sheet
(in thousands):

	June 28, 2025	December 28, 2024
Balance at the beginning of year	$3,341	$8,720
Expenses	7,804	14,888
Cash payments	(7,973)	(20,267)
Balance at the end of the period	$3,172	$3,341
Since the initiation of cost reduction actions in the fourth quarter of 2023, the Company has recognized a cumulative
$42.2 million of restructuring costs, as follows (in thousands):

Cumulative
June 28, 2025
Cash restructuring costs:
Contract termination costs (1)	$15,732
Severance and employee-related benefits	14,685
Professional fees and other	5,761
Total cash restructuring costs	36,178
Non-cash restructuring costs:
Asset impairments (2)	6,008
Total restructuring costs	$42,186
____________________
(1)Primarily comprised of lease termination costs.
(2) Includes impairments of both lease right-of-use assets and property and equipment.
13. Income Taxes
Income tax expense was $13.2 million for the three months ended June 28, 2025, compared with income tax benefit of
$1.1 million for the same period one year ago. Income tax expense totaled $12.6 million for six months ended June 28,
2025, compared with income tax benefit of $0.4 million for the same period one year ago.
The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, the Company assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. During the three months ended June 28, 2025, the Company recorded a change in valuation allowance of $14 million on the basis of management’s reassessment of the amount of its deferred tax assets primarily related to interest expense that are more likely than not to not be realized.
This decreased the effective tax rate by 66.5% for the three months ended June 28, 2025.  The Company continues to assess the need for the valuation allowance and will make adjustments when appropriate.

13 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
The CODM manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM uses consolidated earnings and losses, as reported on the Company’s condensed consolidated statement of operations, in evaluating performance of the Company in determining how to allocate resources of the Company as a whole, including investing in the Company’s product development, sales and marketing campaigns, and employee compensation. The measure of segment assets that is reviewed by the CODM is reported within the condensed consolidated balance sheet as consolidated total assets. The CODM also uses consolidated earnings or losses before interest, taxes, depreciation and amortization (Adjusted EBITDA) as the basis to evaluate the performance of the Company.
The following is a summary of the significant expense categories and consolidated net loss details provided to the
CODM (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Sales	$327,925	$408,413	$721,186	$878,862

Less:
Cost of sales	(134,180)	(166,923)	(286,906)	(361,198)
Marketing expenses	(62,427)	(89,483)	(160,368)	(198,512)
Selling expenses	(84,037)	(92,917)	(175,199)	(192,400)
General and administrative	(29,604)	(39,573)	(68,223)	(78,652)
Research and development	(9,420)	(11,578)	(20,323)	(24,019)
Restructuring costs	(8,332)	(1,819)	(8,392)	(12,419)
Interest expense	(11,734)	(12,270)	(22,815)	(24,569)
Income tax (expense) benefit	(13,203)	1,099	(12,618)	374
Net loss	$(25,012)	$(5,051)	$(33,658)	$(12,533)

14 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Commitments and Contingencies
Warranty Liabilities
The activity in the accrued warranty liabilities account was as follows (in thousands):

	Six Months Ended
	June 28, 2025	June 29, 2024
Balance at beginning of period	$6,947	$8,503
Additions charged to costs and expenses for current-year sales	5,878	7,675
Deductions from reserves	(5,800)	(8,048)
Changes in liability for pre-existing warranties during the current year, including expirations	(983)	(171)
Balance at end of period	$6,042	$7,959
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
Purported Class Action Complaint
On January 14, 2025, purported customers served a putative class action complaint on behalf of themselves and a putative class of California consumers against Sleep Number in the United States District Court for the Central District of
California alleging that Sleep Number’s beds are perpetually on sale in violation of California law. The Plaintiff seeks injunctive relief, damages and attorney’s fees. Sleep Number brought a motion to dismiss for failure to state a claim and a motion to transfer or, alternatively, dismiss based on the first-to-file doctrine (citing the purported class action complaint filed on September 27, 2024 as described below). On April 8, 2025, the Court granted Sleep Number’s motion to transfer or, alternatively, dismiss and dismissed the matter in its entirety based on the first-to-file doctrine. The plaintiffs did not appeal the dismissal.
Purported Class Action Complaint
On September 27, 2024, a purported customer served a putative class action complaint on behalf of themself and a putative class of California consumers against Sleep Number in the United States District Court for the Eastern District of
California alleging that Sleep Number’s beds are perpetually on sale in violation of California law. The plaintiff seeks injunctive relief, damages and attorney’s fees.

15 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
16. Subsequent Event
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the third quarter of 2025, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA. The
Company is currently evaluating the impact of the OBBBA on its consolidated financial statements and related disclosures.

16 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
•Ability to effectively complete potential future acquisitions and business combinations;
•Sleep Number’s ability, and the ability of its suppliers and vendors, to attract, retain and motivate qualified and effective personnel;

17 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
The Company’s 3,400 mission-driven team members are dedicated to the Company’s mission of improving lives by individualizing sleep experiences. They passionately innovate to drive value creation, including our exclusive direct-to-
consumer selling in 630 stores and online, which meets customers whenever and wherever they choose to provide an exceptional experience and a lifelong relationship. Additionally, the Company partners with world-leading institutions to bring the power of 34 billion hours of longitudinal sleep data to sleep science and research.
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
model transformation in the fourth quarter of 2023, the Company has executed structural changes to reduce fixed expenses, while prioritizing improving margins and generating cash to create greater financial resilience across market cycles.

18 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements and related disclosures.
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
Highlights
Financial highlights for the three months ended June 28, 2025 were as follows:
•Net sales for the three months ended June 28, 2025 of $328 million decreased 20% from $408 million for the same period one year ago driven by lower volume and reduced store count.
•The net sales change resulted from a 19% Total Retail comparable sales decrease. For additional details, see the components of total net sales change on page 20.
•Average sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended June 28, 2025 totaled $2.4 million, compared with $2.7 million for the same period one year ago.
•Operating loss for the three months ended June 28, 2025 was $0.1 million, compared with operating income of
$6.1 million for the same period one year ago. The $6 million decrease in operating income was driven by the lower net sales and an increase in restructuring expenses of $7 million; partially offset by a $42 million reduction in operating expenses.
•Adjusted EBITDA for the three months ended June 28, 2025 was $24 million, compared to $28 million for the same period one year ago. The decrease was primarily due a higher level of net loss.
•Gross profit rate of 59.1% for both the three months ended June 28, 2025 and June 29, 2024. See the gross profit discussion on page 21 for additional details.
•The $42 million year-over-year reduction in the Company’s operating expenses was due to lower sales and marketing expenses, general and administrative expenses, and research and development expenses, partially offset by higher restructuring costs.
•Net loss for the three months ended June 28, 2025 was $25 million, compared with $5 million for the same period one year ago. Net loss per diluted share was $1.09, compared with $0.22 for the same period one year ago.
•The Company’s adjusted return on invested capital (Adjusted ROIC) was 8.4% on a trailing twelve-month basis for the period ended June 28, 2025, compared with 3.7% for the comparable period one year ago.
•The Company provided $1 million in cash from operating activities for the six months ended June 28, 2025, compared with $24 million for the same period one year ago.
•Free cash flow used $7 million for the six months ended June 28, 2025, compared with providing $9 million for the same period one year ago.
•As of June 28, 2025, the Company had $564 million of borrowings under its revolving credit facility.

19 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales.
Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Six Months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
Net sales	$327.9	100.0%	$408.4	100.0%	$721.2	100.0%	$878.9	100.0%
Cost of sales	134.2	40.9%	166.9	40.9%	286.9	39.8%	361.2	41.1%
Gross profit	193.7	59.1%	241.5	59.1%	434.3	60.2%	517.7	58.9%
Operating expenses:
Sales and marketing	146.5	44.7%	182.4	44.7%	335.6	46.5%	390.9	44.5%
General and administrative	29.6	9.0%	39.6	9.7%	68.2	9.5%	78.7	8.9%
Research and development	9.4	2.9%	11.6	2.8%	20.3	2.8%	24.0	2.7%
Restructuring costs	8.3	2.5%	1.8	0.4%	8.4	1.2%	12.4	1.4%
Total operating expenses	193.8	59.1%	235.4	57.6%	432.5	60.0%	506.0	57.6%
Operating (loss) income	(0.1)	—%	6.1	1.5%	1.8	0.2%	11.7	1.3%
Interest expense, net	11.7	3.6%	12.3	3.0%	22.8	3.2%	24.6	2.8%
Loss before income taxes	(11.8)	(3.6%)	(6.2)	(1.5%)	(21.0)	(2.9%)	(12.9)	(1.5%)
Income tax expense (benefit)	13.2	4.0%	(1.1)	(0.3%)	12.6	1.7%	(0.4)	0.0%
Net loss	$(25.0)	(7.6%)	$(5.1)	(1.2%)	$(33.7)	(4.7%)	$(12.5)	(1.4%)

Net loss per share:
Basic	$(1.09)		$(0.22)		$(1.48)		$(0.56)
Diluted	$(1.09)		$(0.22)		$(1.48)		$(0.56)

Weighted-average number of common shares:
Basic	22.9		22.6		22.8		22.6
Diluted	22.9		22.6		22.8		22.6
The percentage of total net sales, by dollar volume, was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Retail stores	87.8%	87.8%	87.7%	88.0%
Online, phone, chat and other	12.2%	12.2%	12.3%	12.0%
Total Company	100.0%	100.0%	100.0%	100.0%

20 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales change rates:
Retail comparable-store sales (1)	(18%)	(11%)	(17%)	(10%)
Online, phone and chat	(19%)	(13%)	(16%)	(16%)
Total Retail comparable sales change (1)	(19%)	(11%)	(17%)	(11%)
Net opened/closed stores and other	(1%)	0%	(1%)	0%
Total Company	(20%)	(11%)	(18%)	(11%)
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.
Other sales metrics were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Average sales per store (1) (in thousands)	$2,395	$2,732
Average sales per square foot (1)	$775	$883
Stores > $2 million in net sales (2)	47%	62%
Stores > $3 million in net sales (2)	13%	21%
Average revenue per smart bed unit – Total Retail (3)	$5,880	$5,802	$5,940	$5,782
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.
The number of retail stores operating was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Beginning of period	637	661	640	672
Opened	1	4	3	10
Closed	(8)	(19)	(13)	(36)
End of period	630	646	630	646

21 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

Comparison of Three Months Ended June 28, 2025 with Three Months Ended June 29, 2024
Net sales
Net sales for the three months ended June 28, 2025 of $328 million decreased 20% from $408 million for the same period one year ago driven by lower volume and reduced store count. The net sales change consisted primarily of a 19%
Total Retail comparable sales decrease.
The $80 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a
$64 million decrease in Retail comparable net sales; (ii) a $9 million decrease from online, phone and chat; and (iii) a $7 million decrease from net store closings and other. Total Retail smart bed unit sales decreased 20% compared with the prior year. Total Retail average revenue per smart bed unit increased by 1% to $5,880, compared with $5,802 in the prior-year period.
Gross profit
Gross profit of $194 million for the three months ended June 28, 2025 decreased by $48 million, or 20%, compared with
$241 million for the same period one year ago. The gross profit rate totaled 59.1% of net sales for both the three months ended June 28, 2025 and June 29, 2024.
The current-year gross profit rate was consistent with the prior-year period and was affected by the following items: (i)
year-over-year product cost reductions through value engineering and ongoing supplier negotiations, increased the rate by 1.4 ppt; offset by (ii) an unfavorable product mix which deleveraged the rate by 1.1 ppt; and (iii) warranty expenses along with return and exchange costs which deleveraged the rate by 0.3 ppt.
Sales and marketing expenses
Sales and marketing expenses for the three months ended June 28, 2025 were $146 million, or 44.7% of net sales, compared with $182 million, or 44.7% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate was consistent with the same period one year ago primarily due to the deleveraging impact of an 20% net sales decline, partially offset by a 20% decrease in sales and marketing expenses including a 32% lower media spend.
General and administrative expenses
General and administrative (G&A) expenses totaled $30 million, or 9.0% of net sales, for the three months ended
June 28, 2025, compared with $40 million, or 9.7% of net sales, in the prior-year period. The changes in G&A expenses consisted mainly of: (i) a $6.1 million year-over-year decrease in company-wide, performance-based incentive compensation and (ii) a $1.7 million decrease in employee compensation; (iii) a $1.1 million decrease in depreciation and amortization; and (iv) a $1.0 million decrease in professional and consulting fees. The G&A expenses rate decreased by
0.7 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above offset by the deleveraging impact of lower net sales.
Research and development expenses
Research and development (R&D) expenses totaled $9 million for the three months ended June 28, 2025, compared with $12 million with the same period one year ago. The changes in R&D expenses were primarily due to lower headcount and outside services. Moving forward, the Company’s innovation agenda will focus on maintaining and improving the Company’s core technologies and introducing additional advancements, while driving costs out of the product.
Interest expense, net
Interest expense, net totaled $12 million for both the three months ended June 28, 2025, and June 29, 2024.
The increase in the average debt outstanding compared to the same period one year ago was offset by a lower weighted-average interest rate.

22 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

Restructuring Costs
Restructuring costs for the three months ended June 28, 2025 were $8 million , compared with $2 million for the same period one year ago. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the Company’s condensed consolidated statement of operations. The Company expects an additional $8 million of restructuring costs to be incurred through the remainder of 2025, primarily due to severance and employee-related benefits, contract termination costs, and asset impairment charges. See Note 12, Restructuring Costs, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Information, of this
Quarterly Report on Form 10-Q for further information on restructuring costs.
Income tax expense (benefit)
Income tax expense was $13.2 million for the three months ended June 28, 2025, compared with income tax benefit of
$1.1 million for the same period one year ago.
The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, the Company assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. During the three months ended June 28, 2025, the Company recorded a change in valuation allowance of $14 million on the basis of management’s reassessment of the amount of its deferred tax assets primarily related to interest expense that are more likely than not to not be realized.
This decreased the effective tax rate by 66.5% for the three months ended June 28, 2025.  The Company continues to assess the need for the valuation allowance and will make adjustments when appropriate.
Comparison of Six Months Ended June 28, 2025 with Six Months Ended June 29, 2024
Net sales
Net sales for the six months ended June 28, 2025 decreased by $158 million, or 18%, to $721 million, compared with
$879 million for the same period one year ago driven by lower volume and reduced store count.
The net sales decrease consisted primarily of a 17% comparable sales decrease in Total Retail. For additional details, see the components of total net sales change on page 20.
The $158 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a
$124 million decrease in Retail comparable net sales; (ii) a $17 million decrease in online, phone and other sales; and (iii)
a $17 million decrease resulting from net store closings. Total smart bed unit sales declined 20% compared with the same period one year ago. Average revenue per smart bed unit in Total Retail increased by 3% to $5,940, compared with $5,782 in the prior-year period.
Gross profit
Gross profit of $434 million for the six months ended June 28, 2025 decreased by $83 million, or 16%, compared with
$518 million for the same period one year ago. The gross profit rate increased to 60.2% of net sales for the six months ended June 28, 2025, compared to 58.9% in the prior-year comparable period.
The current-year gross profit rate increase of 1.3 ppt. was impacted by: (i) year-over-year product cost reductions through value engineering and ongoing supplier negotiations, increased the rate by 2.3 ppt; offset by (ii) an unfavorable product mix which deleveraged the rate by 1.0 ppt
Sales and marketing expenses
Sales and marketing expenses for the six months ended June 28, 2025 were $336 million, or 46.5% of net sales, compared with $391 million, or 44.5% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 2.0 ppt. was primarily due to deleveraging impact of an 18% net sales decline offset by a 14% decrease in expenses including 19% lower media spend.

23 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

General and administrative expenses
General and administrative (G&A) expenses totaled $68 million, or 9.5% of net sales, for the six months ended June 28,
2025, compared with $79 million, or 8.9% of net sales, in the prior-year period. The $11 million decrease in G&A expenses consisted of: (i) a $7.5 million year-over-year decrease in company-wide, performance-based incentive compensation and (ii) a $2.0 million decrease in depreciation and amortization; and (iii) a $1.5 million decrease in employee compensation; offset by a (iv) a $0.6 million increase in professional and consulting fees primarily related to proxy contest and CEO search costs that occurred during the first quarter of 2025. The G&A expenses rate increased by
0.6 ppt. in the current-year period, compared with the same period one year ago due to the deleveraging impact of the 18% net sales decrease.
Research and development expenses
Research and development (R&D) expenses decreased by 15% to $20 million for the six months ended June 28, 2025, compared with $24 million for the same period one year ago on lower outside services and headcount. While the
Company’s consumer innovation pipeline remains robust, it is re-prioritizing R&D resources in this highly constrained environment. Moving forward, the Company’s innovation agenda will focus on maintaining and improving the
Company’s core technologies and introducing additional advancements, while driving costs out of the product.
Interest expense, net
Interest expense, net decreased to $23 million for the six months ended June 28, 2025, compared with $25 million for the same period one year ago. The $2 million decrease was primarily driven by a lower weighted-average interest rate compared with the same period one year ago.
Restructuring costs
Restructuring costs for the six months ended June 28, 2025 were $8 million, compared with $12 million for the same period one year ago. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the Company’s condensed consolidated statement of operations. The Company expects an additional $8 million of restructuring costs to be incurred through the remainder of 2025, primarily due to severance and employee-related benefits, contract termination costs, and asset impairment charges. See Note 12, Restructuring Costs, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Information, of this
Quarterly Report on Form 10-Q for further information on restructuring costs.
Income tax expense (benefit)
Income tax expense totaled $12.6 million for the six months ended June 28, 2025, compared with income tax benefit of
$0.4 million for the same period one year ago.
The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required.
As part of this evaluation, the Company assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. A valuation allowance of $14 million that was recorded during the six months ended June 28, 2025. The valuation allowance primarily related to deferred tax assets on interest expense that are more likely than not to not be realized. The Company continues to assess the need for the valuation allowance and will make adjustments when appropriate.

24 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

Liquidity and Capital Resources
Managing liquidity and capital resources is an important part of the Company’s commitment to deliver superior shareholder value over time.
The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its
$673 million revolving credit facility, as amended. As of June 28, 2025, the Company does not have any off-balance sheet financing other than its $7 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under the revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail stores for the foreseeable future.
Cash and cash equivalents totaled $1.3 million and $2.0 million at June 28, 2025 and December 28, 2024, respectively.
Significant changes in cash and cash equivalents during the six months ended June 28, 2025 primarily consisted of
$1 million of cash provided by operating activities, $11 million of cash used in investing activities, a $12 million increase in short-term borrowings, offset by $2 million used for debt issuance costs.
The following table summarizes cash flows (in millions). Amounts may not add due to rounding differences:

	Six Months Ended
	June 28, 2025	June 29, 2024
Total cash provided by (used in) :
Operating activities	$1.2	$23.5
Investing activities	(11.3)	(17.0)
Financing activities	9.5	(7.0)
Net decrease in cash and cash equivalents	$(0.6)	$(0.5)
Net cash provided by operating activities for the six months ended June 28, 2025 was $1 million, compared with net cash provided by operating activities of $24 million for the six months ended June 29, 2024. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $21 million year-over-year increase in net loss; (ii) a $17 million fluctuation in the amount of compensation and benefits accrued and timing of the related payments resulting from year-over-year changes in Company-wide performance-based incentive compensation; (iii) a
$16 million fluctuation in inventory as last year benefited from reduction in inventory levels driven by operational improvements; (iv) a $5 million decrease in depreciation and amortization due to recent lower capital spending levels and restructuring related fixed asset impairments, and (iv) a $5 million fluctuation in accounts receivable due to lower sales volumes and timing of orders; offset by (v) a $27 million fluctuation in accounts payable due to lower expenses in the current year and timing of payments; (vi) a $12 million fluctuation in prepaid expenses.
Net cash used in investing activities for the six months ended June 28, 2025 was $11 million, compared with $17 million for the six months ended June 29, 2024. Cash used to purchase property and equipment was $8 million for the six months ended June 28, 2025, compared with $14 million for the same period one year ago. In addition, the Company used $3 million cash for payment to secure contractual rights during the six months ended June 29, 2024.
Net cash provided by financing activities was $10 million for the six months ended June 28, 2025, compared with net cash used in financing activities of $7 million for the same period one year ago. Short-term borrowings increased by
$12 million during the current-year period due to an $17 million increase in borrowings under the revolving credit facility to $564 million and a $5 million decrease in book overdrafts, which are included in the net change in short-term borrowings. During the six months ended June 28, 2025, the Company used $2 million of cash for debt issuance costs related to the credit facility amendment during the first quarter of 2025. During both the six months ended June 28,
2025 and June 29, 2024, the Company repurchased $1 million of its stock in connection with the vesting of employee restricted stock awards.
In the second quarter of fiscal 2022, the Company suspended share repurchases under its Board-approved share repurchase program. At June 28, 2025, there was $348 million remaining authorization under the Board-approved
$600 million share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares. The Company made no share repurchases under its Board-approved share repurchase program in either period.

25 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

At June 28, 2025, the Company had $564 million of borrowings under its revolving credit facility, $7 million in outstanding letters of credit and net liquidity available under the credit facility of $102 million. Total availability under its revolving credit facility was $673 million, which amortizes by $2.5 million per quarter through December 2026. At
June 28, 2025, the Company’s leverage ratio as defined in the credit agreement was 4.6x versus the permissible net leverage ratio of 4.75x, the weighted-average interest rate on borrowings under the credit facility was 7.9% and the
Company was in compliance with all financial covenants.
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
companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable
GAAP financial measure.
Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(25,012)	$(5,051)	$(41,459)	$(40,039)
Income tax expense (benefit)	13,203	(1,099)	7,830	(10,730)
Interest expense	11,734	12,270	46,614	48,214
Depreciation and amortization	13,697	16,347	59,590	69,676
Stock-based compensation	1,549	3,992	8,835	13,073
Restructuring costs (1)	8,332	1,819	14,039	28,147
CEO transition/Proxy contest costs (2)	53	—	2,825	—
Asset impairments	—	—	1,220	490
Adjusted EBITDA	$23,556	$28,278	$99,494	$108,831
_____________________
(1) Represents costs related to business restructuring actions initiated in the fourth quarter of fiscal 2023.
(2) Represents costs related to CEO transition activities and proxy contest costs of $0.1 million and $0, respectively, for the three months ended
June 28, 2025 and $0.8 million and $2.0 million, respectively, for the trailing twelve months ended June 28, 2025. These costs were both initiated in the fourth quarter of fiscal 2024.
Free Cash Flow
The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, the Company is providing this information as it believes it facilitates analysis for investors and financial analysts.
The following table summarizes free cash flow calculations (in thousands):

	Six Months Ended		Trailing-Twelve Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net cash provided by (used in) operating activities	$1,196	$23,518	$(9,228)	$(4,230)
Subtract: Purchases of property and equipment	8,052	14,075	18,796	41,232
Free cash flow	$(6,856)	$9,443	$(28,024)	$(45,462)

26 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Trailing-Twelve Months Ended
	June 28, 2025	June 29, 2024
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating income	$12,983	$(2,555)
Add: Operating lease expense (1)	25,535	27,750
Less: Income taxes (2)	1,500	(6,104)
Adjusted NOPAT	$40,018	$19,091

Average adjusted invested capital
Total deficit	$(480,688)	$(446,964)
Add: Long-term debt (3)	564,101	540,480
Add: Operating lease obligations (4)	369,794	408,724
Total adjusted invested capital at end of period	$453,207	$502,240

Average adjusted invested capital (5)	$477,676	$509,369

Adjusted return on invested capital (Adjusted ROIC) (6)	8.4%	3.7%
___________________________
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842, Leases.
(2) Reflects annual effective income tax rates, before discrete adjustments, of (3.9)% and 24.2% for June 28, 2025 and June 29, 2024, respectively.
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
Critical Accounting Policies
The Company discusses its critical accounting policies and estimates in Management’s Discussion and Analysis of
Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended
December 28, 2024. There were no significant changes in the Company’s critical accounting policies since the end of fiscal 2024.

27 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to changes in market-based short-term interest rates that will impact net interest expense. If overall interest rates were one percentage point higher than current rates, annual net income would decrease by
$5.9 million based on the $564 million of borrowings under the credit facility at June 28, 2025. The Company does not manage the interest-rate volatility risk of borrowings under the credit facility through the use of derivative instruments.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended
June 28, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

28 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF
EQUITY SECURITIES
(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
March 29, 2025 through April 26, 2025	4,459	$5.03	—	$348,071,000
April 27, 2025 through May 24, 2025	426	$8.87	—	$348,071,000
May 25, 2025 through June 28, 2025	33,573	$10.57	—	$348,071,000
Total	38,458	$9.91	—	$348,071,000
___________________________
(1)The Company did not purchase any shares under its Board-approved $600 million share repurchase program (effective April 4, 2021), during the three months ended June 28, 2025.
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 38,458 shares of its common stock at a cost of
$0.4 million during the three months ended June 28, 2025.
(3)There is no expiration date governing the period over which the Company can repurchase shares under its Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

29 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan and Non-rule 10b5-1 Trading Arrangement Adoptions, Modifications and Terminations
During the quarter ended June 28, 2025, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of
SEC Regulation S-K.

30 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Fourth Amendment, dated May 27, 2025, to Lease Agreement between Legacy 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016, as amended
10.2†
Amendment No. 2 to the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 29, 2025
(File No. 000-25121))

10.3†	Interim Chief Financial Officer Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed July 22, 2025 (File No. 000-25121))
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed Herein.
†        Management contract or compensatory plan or arrangement.

31 | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	July 31, 2025	By:	/s/ Linda Findley
Linda Findley
Chief Executive Officer
(principal executive officer)

		By:	/s/ Kelly F. Baker
Kelly F. Baker
Interim Principal Accounting Officer
(principal accounting officer)