Form 10-Q
period 2025-09-27
Sleep Number Corp
filed 2025-11-05
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of September 27, 2025, 22,790,000 shares of the registrant’s Common Stock were outstanding.

i | 2Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

1 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except per share amounts)

	September 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$1,264	$1,950
Accounts receivable, net of allowances of $920 and $1,113, respectively	13,902	17,516
Inventories	89,831	103,152
Income taxes receivable	11,903	—
Prepaid expenses	14,355	14,568
Other current assets	38,545	44,098
Total current assets	169,800	181,284

Non-current assets:
Property and equipment, net	95,126	129,574
Operating lease right-of-use assets	316,959	356,641
Goodwill and intangible assets, net	66,246	66,412
Deferred income taxes	24,930	33,575
Other non-current assets	76,327	93,324
Total assets	$749,388	$860,810

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under credit facility	$579,500	$546,600
Accounts payable	106,967	107,619
Customer prepayments	36,754	46,933
Accrued sales returns	14,932	19,092
Compensation and benefits	18,537	31,038
Taxes and withholding	10,555	18,619
Operating lease liabilities	82,001	82,307
Other current liabilities	49,566	55,804
Total current liabilities	898,812	908,012

Non-current liabilities:
Operating lease liabilities	279,028	307,201
Other non-current liabilities	92,890	97,183
Total liabilities	1,270,730	1,312,396

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,790 and 22,388 shares issued and outstanding, respectively	228	224
Additional paid-in capital	31,078	27,390
Accumulated deficit	(552,648)	(479,200)
Total shareholders’ deficit	(521,342)	(451,586)
Total liabilities and shareholders’ deficit	$749,388	$860,810
See accompanying notes to condensed consolidated financial statements.

2 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$342,879	$426,617	$1,064,065	$1,305,479
Cost of sales	137,490	167,089	424,396	528,287
Gross profit	205,389	259,528	639,669	777,192

Operating expenses:
Sales and marketing	167,430	205,480	502,997	596,392
General and administrative	31,792	33,070	100,015	111,722
Research and development	7,328	10,583	27,651	34,602
Restructuring costs	39,154	1,963	47,546	14,382
Total operating expenses	245,704	251,096	678,209	757,098
Operating (loss) income	(40,315)	8,432	(38,540)	20,094
Interest expense, net	12,687	12,057	35,502	36,626
Loss before income taxes	(53,002)	(3,625)	(74,042)	(16,532)
Income tax benefit	(13,212)	(489)	(594)	(863)
Net loss	$(39,790)	$(3,136)	$(73,448)	$(15,669)

Basic net loss per share:
Net loss per share – basic	$(1.73)	$(0.14)	$(3.21)	$(0.69)
Weighted-average shares – basic	22,964	22,643	22,858	22,588

Diluted net loss per share:
Net loss per share – diluted	$(1.73)	$(0.14)	$(3.21)	$(0.69)
Weighted-average shares – diluted	22,964	22,643	22,858	22,588
See accompanying notes to condensed consolidated financial statements.

3 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2024	22,388	$224	$27,390	$(479,200)	$(451,586)
Net loss	—	—	—	(8,646)	(8,646)
Stock-based compensation	346	3	3,948	—	3,951
Repurchases of common stock	(74)	—	(563)	—	(563)
Balance at March 29, 2025	22,660	$227	$30,775	$(487,846)	$(456,844)
Net loss	—	—	—	(25,012)	(25,012)
Stock-based compensation	149	1	1,548	—	1,549
Repurchases of common stock	(38)	—	(381)	—	(381)
Balance at June 28, 2025	22,771	$228	$31,942	$(512,858)	$(480,688)
Net loss	—	—	—	(39,790)	(39,790)
Stock-based compensation	27	—	(789)	—	(789)
Repurchases of common stock	(8)	—	(75)	—	(75)
Balance at September 27, 2025	22,790	$228	$31,078	$(552,648)	$(521,342)

	Common Stock		Additional Paid-in Capital	Accumulate d Deficit	Total
	Shares	Amount
Balance at December 30, 2023	22,235	$222	$16,716	$(458,866)	$(441,928)
Net loss	—	—	—	(7,482)	(7,482)
Stock-based compensation	134	1	4,116	—	4,117
Repurchases of common stock	(43)	—	(570)	—	(570)
Balance at March 30, 2024	22,326	$223	$20,262	$(466,348)	$(445,863)
Net loss	—	—	—	(5,051)	(5,051)
Stock-based compensation	32	1	3,991	—	3,992
Repurchases of common stock	(3)	—	(42)	—	(42)
Balance at June 29, 2024	22,355	$224	$24,211	$(471,399)	$(446,964)
Net loss	—	—	—	(3,136)	(3,136)
Stock-based compensation	24	—	1,432	—	1,432
Repurchases of common stock	(8)	—	(116)	—	(116)
Balance at September 28, 2024	22,371	224	25,527	(474,535)	(448,784)
See accompanying notes to condensed consolidated financial statements.

4 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net loss	$(73,448)	$(15,669)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,631	50,379
Stock-based compensation	4,712	9,541
Loss on impairment of strategic investment asset	16,134	—
Loss on disposal and impairment of leased assets	19,753	2,457
Deferred income taxes	8,645	(7,014)
Changes in operating assets and liabilities:
Accounts receivable	3,614	9,833
Inventories	13,321	22,394
Income taxes	(18,267)	1,708
Prepaid expenses and other assets	3,159	(8,012)
Accounts payable	10,157	4,980
Customer prepayments	(10,179)	(5,629)
Accrued compensation and benefits	(12,491)	788
Other taxes and withholding	(1,701)	(1,157)
Other accruals and liabilities	(11,199)	(13,775)
Net cash (used in) provided by operating activities	(5,159)	50,824

Cash flows from investing activities:
Purchases of property and equipment	(11,888)	(17,218)
Payment to secure contractual rights	(3,280)	—
Issuance of note receivable	—	(2,942)
Proceeds from sales of property and equipment	—	156
Net cash used in investing activities	(15,168)	(20,004)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	22,219	(31,039)
Repurchases of common stock	(1,019)	(728)
Debt issuance costs	(1,559)	—
Net cash provided by (used in) financing activities	19,641	(31,767)

Net decrease in cash and cash equivalents	(686)	(947)
Cash and cash equivalents, at beginning of period	1,950	2,539
Cash and cash equivalents, at end of period	$1,264	$1,592
See accompanying notes to condensed consolidated financial statements.

5 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 1. Business and Summary of Significant Accounting Policies
Business & Basis of Presentation
The Company prepared the condensed consolidated financial statements as of and for the three and nine months ended
September 27, 2025 of Sleep Number Corporation and its 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments, including the elimination of all significant intra-entity balances and transactions, necessary to present fairly its financial position as of September 27, 2025 and December 28,
2024, and the consolidated results of operations and cash flows for the periods presented. The historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.
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
Accounting Pronouncements Issued But Not Yet Effective
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)
2023-09, "Income Taxes (Topic 740): Improvements in Income Tax Disclosures" to enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold.
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
disclosures.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit
Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient related to the estimation of

6 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This guidance is effective for the Company for its fiscal year and all interim periods beginning January 4, 2026 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.
Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted in their current form, would have a material impact on the Company’s consolidated financial statements.
Other Investments
The Company made a payment of $3.3 million during the second quarter of 2025 to secure contractual rights from a strategic product-development partner. This payment was included in prepaid expenses in the Company’s condensed consolidated balance sheet and as an investing activity in the Company’s condensed consolidated statement of cash flows. In the third quarter of 2025, the Company made the decision to end business operations with the strategic-
development partner. In connection with this decision, the Company evaluated the recoverability of assets associated with those operations and determined that the carrying amounts of those assets were unlikely to be recoverable and recorded an impairment charge of $16.1 million, which are included in restructuring costs in the consolidated statements of operations.
 2. Fair Value Measurements
At September 27, 2025 and December 28, 2024, the Company had $20 million and $19 million, respectively, of debt and equity securities that fund the deferred compensation plan and are classified in other non-current assets. The Company also had corresponding deferred compensation plan liabilities of $20 million and $19 million, respectively, at
September 27, 2025 and December 28, 2024 which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.
 3. Inventories
Inventories consisted of the following (in thousands):

	September 27, 2025	December 28, 2024
Raw materials	$2,917	$11,434
Work in progress	137	130
Finished goods	86,777	91,588
	$89,831	$103,152
 4. Goodwill and Intangible Assets, Net
Goodwill and Indefinite-lived Intangible Assets
Goodwill was $64.0 million at September 27, 2025 and December 28, 2024. Indefinite-lived trade name/trademarks totaled $1.4 million at both September 27, 2025 and December 28, 2024.
Definite-lived Intangible Assets
Patents were $2.0 million at both September 27, 2025 and December 28, 2024. Accumulated amortization was
$1.2 million at September 27, 2025 and $1.0 million at December 28, 2024. Amortization expense was $55 thousand for

7 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
both the three months ended September 27, 2025 and September 28, 2024, and $0.2 million for both the nine months ended September 27, 2025 and September 28, 2024.
Annual amortization for patents for subsequent years is as follows (in thousands):

2025 (excluding the nine months ended September 27, 2025 )	$60
2026	222
2027	222
2028	155
2029	99
2030	45
Total future amortization for definite-lived intangible assets	$803
 5. Credit Agreement
As of September 27, 2025, the Company’s credit facility had a total commitment amount of $670 million. The credit facility, as amended, is for general corporate purposes and to meet seasonal working capital requirements. The Amended and
Restated Credit and Security Agreement, dated February 14, 2018, among the Company, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (as amended, the Credit Agreement).
The Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum Net Leverage
Ratio and a minimum Interest Coverage Ratio (as defined in the Credit Agreement).
The carrying amount of the outstanding borrowings under the Credit Agreement approximates fair value because interest rates approximate the current rates available to the Company. Under the terms of the Credit Agreement, the Company pays a variable rate of interest and a commitment fee based on the amended terms below.
On November 4, 2025, the Company amended the Credit Agreement. The amendment, among other things: (a) extends the maturity date of the Credit Agreement to December 3, 2027; (b) reduces the revolving credit facility from $485 million to $475 million, which decreases further to $465 million on July 31, 2026; (c) replaces the leverage-based pricing grids used to determine the Applicable Margin and Applicable Commitment Fee Rate (each as defined in the Credit Agreement)
in favor of (I) with respect to Applicable Margin for Term SOFR Loans, (x) 4.0% until December 31, 2026 and (y) 4.25%
starting January 1, 2027 and continuing thereafter, and (II) with respect to the Applicable Commitment Fee Rate, (x)
0.50% until December 31, 2026 and (y) 0.75% starting January 1, 2027 and continuing thereafter; (d) on each Regularly
Scheduled Payment Date (as defined in the Credit Agreement) occurring on and after March 31, 2027, increases the amortization of outstanding term loans an additional $1,250,000 (for an aggregate scheduled principal payment of
$3,750,000); (e) terminates the accordion feature; (f) adjusts the permissible maximum Net Leverage Ratio (as defined in the Credit Agreement) to (I) 5.25 to 1.00 for the quarterly reporting period ended September 27, 2025, (II) 4.50 to 1.00 for the quarterly reporting period ending January 3, 2026, (III) 4.75 to 1.00 for the quarterly reporting period ending April 4,
2026, (IV) 4.80 to 1.00 for the quarterly reporting period ending July 4, 2026, and (V) 4.00 to 1.00 for each quarterly reporting period thereafter; (g) adjusts the Liquidity financial covenant so that the Company must ensure that liquidity is no lower than $30 million until September 30, 2026, and $40 million for each monthly reporting period thereafter; (h) adjusts the permissible minimum Interest Coverage Ratio to (I) 1.50 to 1.00 for the quarterly reporting period ended September
27, 2025, (II) 2.10 to 1.00 for the quarterly reporting periods ending January 3, 2026 and April 4, 2026, (III) 1.80 to 1.00 for
the quarterly reporting period ending July 4, 2026, (IV) 2.10 to 1.00 for the reporting period ending October 3, 2026, and
(V) 2.20 to 1.00 for each quarterly reporting period occurring thereafter; (i) adds a new quarterly minimum EBITDA covenant test that begins for the quarterly reporting period ending April 4, 2026; (j) adjusts the consolidated EBITDA calculation to include an addback for certain expenses and costs incurred for the trailing twelve months for discontinued
operations, downsized functions and employment expenses for laid-off employees; and (k) provides for additional and more frequent reporting requirements. Following such amendment, the Company was in compliance with all covenants.
In connection with the amendment, the Company also agreed to pay the lenders certain amendment fees and to reimburse the lenders for certain expenses.

8 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the Company’s borrowings under the credit facility ($ in thousands):

	September 27, 2025	December 28, 2024
Outstanding borrowings	$579,500	$546,600
Outstanding letters of credit	$8,847	$7,147
Additional borrowing capacity	$81,653	$123,753
Weighted-average interest rate	7.9%	7.6%
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
At September 27, 2025, the Company’s finance right-of-use (ROU) assets and lease liabilities were not significant.
The Company evaluates its operating lease ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the three months ended September 27,
2025, certain retail locations have ceased operations or plan to cease in the near term (“go-dark stores”) but remain under lease obligations. As a result, the Company recorded impairment charges of $19.8 million, which are included in restructuring costs in the consolidated statements of operations and cash flows. The Company continues to monitor its real estate footprint and may incur additional impairment charges in future periods.
Lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease costs(1)	$26,203	$26,445	$79,389	$80,180
Variable lease costs(2)	$37	$42	$178	$1
___________________________
(1)Includes short-term lease costs which are not significant.
(2)Variable lease costs include adjustments to percentage rent.

9 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The maturities of operating lease liabilities for subsequent years are as follows(1) (in thousands):

2025 (excluding the nine months ended September 27, 2025)	$26,412
2026	101,086
2027	85,382
2028	71,833
2029	50,763
2030	36,733
Thereafter	52,841
Total operating lease payments(2)	425,050
Less: Interest	64,021
Present value of operating lease liabilities	$361,029
___________________________
(1)Total operating lease payments exclude $3 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $82 million for operating lease liabilities.
Other information related to operating leases was as follows:

	September 27, 2025	December 28, 2024
Weighted-average remaining lease term (in years)	5.1	5.4
Weighted-average discount rate	6.7%	6.6%

	Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024
Cash paid for amounts included in present value of operating lease liabilities	$79,535	$81,089
Right-of-use assets obtained in exchange for operating lease liabilities	$12,048	$29,390
 7. Repurchases of Common Stock
For both the three months ended September 27, 2025 and September 28, 2024, we repurchased $0.1 million of common stock in connection with the vesting of restricted stock grants. For the nine months ended September 27, 2025 and
September 28, 2024, we repurchased $1.0 million and $0.7 million, respectively, of common stock in connection with the vesting of restricted stock grants. We made no purchases under the Board-approved stock purchase plan in either period.
As of September 27, 2025, the remaining authorization under the Board-approved $600 million share repurchase program was $348 million.
 8. Revenue Recognition
Deferred contract assets and deferred contract liabilities are included in the condensed consolidated balance sheets as follows (in thousands):

	September 27, 2025	December 28, 2024
Deferred contract assets included in:
Other current assets	$28,362	$30,154
Other non-current assets	44,039	48,988
	$72,401	$79,142

10 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 27, 2025	December 28, 2024
Deferred contract liabilities included in:
Other current liabilities	$36,726	$38,129
Other non-current liabilities	56,308	60,988
	$93,034	$99,117
Deferred revenue and costs related to SleepIQ® technology are currently recognized on a straight-line basis over the product's estimated life of 4.5 to 5.0 years because the Company’s inputs are generally expended evenly throughout the performance period. During the three months ended September 27, 2025 and September 28, 2024, the Company recognized revenue of $7 million and $10 million, respectively, that was included in the deferred contract liability balances at the beginning of the respective periods. During the nine months ended September 27, 2025 and September 28, 2024, the Company recognized revenue of $28 million that was included in the deferred contract liability balances at the beginning of the respective periods.
Revenue from goods and services transferred to customers at a point in time accounted for approximately 97% and 98%
of revenues for the three months ended September 27, 2025 and September 28, 2024, respectively. Revenue from goods and services transferred to customers at a point in time accounted for approximately 98% of revenues for both the nine months ended September 27, 2025 and September 28, 2024.
Net sales were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Retail stores	$301,194	$374,593	$933,609	$1,147,931
Online, phone, chat and other	41,685	52,024	130,456	157,548
Total Company	$342,879	$426,617	$1,064,065	$1,305,479
Obligation for Sales Returns
The activity in the sales returns liability account was as follows (in thousands):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Balance at beginning of year	$19,092	$22,402
Additions that reduce net sales	53,373	69,391
Deductions from reserves	(57,533)	(72,105)
Balance at end of period	$14,932	$19,688
 9. Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Stock awards (1)	$(1,035)	$774	$2,962	$7,212
Stock options	247	658	1,750	2,329
Total stock-based compensation expense (1)	$(788)	$1,432	$4,712	$9,541

11 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
___________________________
(1) Changes in stock-based compensation expense include the cumulative impact of the change in the expected achievements of certain performance targets.
 10. Profit Sharing and 401(k) Plan
Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, the Company makes a contribution equal to a percentage of the employee’s contribution. During the three months ended September 27, 2025 and September 28,
2024, the Company’s contributions, net of forfeitures, were $1.6 million and $1.9 million, respectively and during the nine months ended September 27, 2025 and September 28, 2024, were both $5.1 million. Effective October 10, 2025, the
Company suspended the 401(k) matching contribution due to current business performance.
 11. Net Loss per Common Share
The components of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net loss	$(39,790)	$(3,136)	$(73,448)	$(15,669)
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,964	22,643	22,858	22,588
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted-average shares outstanding	22,964	22,643	22,858	22,588
Net loss per share – basic	$(1.73)	$(0.14)	$(3.21)	$(0.69)
Net loss per share – diluted	$(1.73)	$(0.14)	$(3.21)	$(0.69)
For the three and nine month periods ended September 27, 2025 and September 28, 2024, otherwise dilutive stock-based awards have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on our net loss per diluted share. Additional potential dilutive stock-based awards totaling
1.2 million for the both three months ended September 27, 2025 and September 28, 2024, respectively, and 1.6 million and 1.3 million for the nine months ended September 27, 2025 and September 28, 2024, respectively, have been excluded from the diluted net loss per share calculations because these stock-based awards were anti-dilutive.
 12. Restructuring Costs
In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives, and recognized $33.8 million of restructuring costs through December 28, 2024. The Company has incurred an additional $47.5 million and of restructuring costs during the nine months ended September 27, 2025.
Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in restructuring costs in the
Company’s condensed consolidated statement of operations. The Company expects approximately $3 million of additional restructuring costs to be incurred through the remainder of 2025, primarily due to severance and employee-related benefits, contract termination costs, and asset impairment charges.

12 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table provides a summary of the Company’s restructuring costs during the three and nine months ended
September 27, 2025 and September 28, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cash restructuring costs:
Contract termination costs (1)	$5,878	$300	$7,173	$4,483
Severance and employee-related benefits	2,923	1,663	9,415	2,905
Professional fees and other	801	—	818	4,494
Total cash restructuring costs	9,602	1,963	17,406	11,882
Non-cash restructuring costs:
Asset impairments (2)	29,552	—	30,140	2,500
Total restructuring costs	$39,154	$1,963	$47,546	$14,382
____________________
(1) Primarily comprised of strategic-development partner contract termination costs and lease termination costs.
(2) Primarily comprised of impairments of strategic-development partner long-lived assets, right-of-use assets and property and equipment.
The following table provides the activity in the Company’s restructuring related liabilities, which are included within accounts payable, compensation and benefits and other current liabilities on the condensed consolidated balance sheet
(in thousands):

	September 27, 2025	December 28, 2024
Balance at the beginning of year	$3,341	$8,720
Expenses	17,406	14,888
Cash payments	(12,735)	(20,267)
Balance at the end of the period	$8,012	$3,341
Since the initiation of cost reduction actions in the fourth quarter of 2023, the Company has recognized a cumulative
$81.3 million of restructuring costs, as follows (in thousands):

Cumulative
September 27, 2025
Cash restructuring costs:
Contract termination costs (1)	$21,610
Severance and employee-related benefits	17,608
Professional fees and other	6,562
Total cash restructuring costs	45,780
Non-cash restructuring costs:
Asset impairments (2)	35,560
Total restructuring costs	$81,340
____________________
(1)Primarily comprised of strategic-development partner contract termination costs and lease termination costs.
(2) Primarily comprised of impairments of strategic-development partner long-lived assets, right-of-use assets and property and equipment.
13. Income Taxes

13 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Income tax benefit was $13.2 million for the three months ended September 27, 2025, compared with $0.5 million for the same period one year ago. Income tax benefit totaled $0.6 million for nine months ended September 27, 2025, compared with $0.9 million for the same period one year ago.
The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, the Company assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. During the nine months ended September 27, 2025, the Company recorded a change in valuation allowance of $14 million on the basis of management’s reassessment of the amount of its deferred tax assets primarily related to interest expense that are more likely than not to not be realized. The
Company continues to assess the need for the valuation allowance and will make adjustments when appropriate.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the third quarter of 2025, the Company evaluated all deferred tax balances under the newly enacted tax law and identified any other changes required to its financial statements as a result of the OBBBA.
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
consolidated balance sheet as consolidated total assets. The CODM also uses consolidated earnings or losses before interest, taxes, depreciation and amortization (Adjusted EBITDA) as the basis to evaluate the performance of the
Company.

14 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM
(in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net Sales	$342,879	$426,617	$1,064,065	$1,305,479

Less:
Cost of sales	(137,490)	(167,089)	(424,396)	(528,287)
Marketing expenses	(79,116)	(113,573)	(239,484)	(312,086)
Selling expenses	(88,314)	(91,907)	(263,513)	(284,306)
General and administrative	(31,792)	(33,070)	(100,015)	(111,722)
Research and development	(7,328)	(10,583)	(27,651)	(34,602)
Restructuring costs	(39,154)	(1,963)	(47,546)	(14,382)
Interest expense	(12,687)	(12,057)	(35,502)	(36,626)
Income tax benefit	13,212	489	594	863
Net loss	$(39,790)	$(3,136)	$(73,448)	$(15,669)
15. Commitments and Contingencies
Warranty Liabilities
The activity in the accrued warranty liabilities account was as follows (in thousands):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Balance at beginning of period	$6,947	$8,503
Additions charged to costs and expenses for current-year sales	8,881	9,981
Deductions from reserves	(8,335)	(11,546)
Changes in liability for pre-existing warranties during the current year, including expirations	(1,674)	511
Balance at end of period	$5,819	$7,449
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
unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against the Company could adversely impact its consolidated results of operations, financial position or cash flows. The Company expenses legal costs as incurred.

15 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Purported Class Action Complaint
On January 14, 2025, purported customers served a putative class action complaint on behalf of themselves and a putative class of California consumers against Sleep Number in the United States District Court for the Central District of
California alleging that Sleep Number’s beds are perpetually on sale in violation of California law. The Plaintiff sought injunctive relief, damages and attorney’s fees. Sleep Number brought a motion to dismiss for failure to state a claim and a motion to transfer or, alternatively, dismiss based on the first-to-file doctrine (citing the purported class action complaint filed on September 27, 2024 as described below). On April 8, 2025, the Court granted Sleep Number’s motion to transfer or, alternatively, dismiss and dismissed the matter in its entirety based on the first-to-file doctrine. The plaintiffs did not appeal the dismissal.
Purported Class Action Complaint
On September 27, 2024, a purported customer served a putative class action complaint on behalf of themself and a putative class of California consumers against Sleep Number in the United States District Court for the Eastern District of
California alleging that Sleep Number’s beds are perpetually on sale in violation of California law. The plaintiff seeks injunctive relief, damages and attorney’s fees.

16 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
•Ability to remain in compliance with the financial covenants in the credit agreement governing the Company’s credit facility, which will depend on the Company’s ability to execute its business plans, and if the Company cannot remain in compliance with such financial covenants, the Company must seek alternative financing options, access to which may depend on factors beyond the Company’s control or require the Company to accept unfavorable terms;
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
•Risks of disruption in the operation of any of the Company’s facilities and operations, including manufacturing, assembly, distribution, logistics, field services, home delivery, headquarters, product development, retail or customer service operations;
•Ability to effectively complete potential future acquisitions and business combinations;

17 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
Business Overview
Sleep Number is a wellness company and market leader in the design, manufacturing, marketing and distribution of highly innovative sleep solutions. The Company’s purpose is to improve lives by personalizing sleep; to date, it has improved the lives of over 16 million people. Sleep Number’s Smart Sleepers benefit from individualized sleep experiences, night after night, and are experiencing the physical, mental and emotional benefits of life-changing sleep.
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
The Company’s 3,200 mission-driven team members are focused on driving value creation, including our exclusive direct-
to-consumer selling in 611 stores and online, which meets customers whenever and wherever they choose to provide an exceptional experience and a lifelong relationship. Additionally, the Company partners with world-leading institutions to bring the power of 36 billion hours of longitudinal sleep data to sleep science and research.
The bedding industry has been in a sector level recession for three years with mattress industry unit volumes returning to an estimated 24 million units in 2024, the lowest level since 2015. Consumer sentiment remains well below historical averages, and high interest rates are putting ongoing pressure on the housing market. Consumers continue to scrutinize spending, with inflation and other factors weighing on their purchasing power. In November 2025, the Company introduced its turnaround strategy, a focused, company-wide effort to reposition the brand, expand reach to new customer groups, and reignite growth. The aim is to drive value for shareholders, customers and team members with efforts rooted in the consumer through all dimensions of the business.

18 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
Highlights
Financial highlights for the three months ended September 27, 2025 were as follows:
•Net sales for the three months ended September 27, 2025 of $343 million decreased 20% from $427 million for the same period one year ago driven by lower volume and reduced store count.
•The net sales change resulted from a 19% Total Retail comparable sales decrease. For additional details, see the components of total net sales change on page 21.
•Average sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended September 27, 2025 totaled $2.3 million, compared with $2.7 million for the same period one year ago.
•Operating loss for the three months ended September 27, 2025 was $40 million, compared with operating income of
$8 million for the same period one year ago. The $49 million decrease in operating income was driven by the lower gross profit, partially offset by a $5 million reduction in operating expenses.
•Adjusted EBITDA for the three months ended September 27, 2025 was $13 million, compared to $28 million for the same period one year ago. The decrease was primarily due to a lower gross profit when compared to the same period one year ago, offset by higher restructuring costs.
•Gross profit rate of 59.9% for the three months ended September 27, 2025 compared to 60.8% for the same period one year ago. See the gross profit discussion on page 21 for additional details.
•The $5 million year-over-year reduction in the Company’s operating expenses was due to lower sales and marketing expenses, general and administrative expenses, and research and development expenses, partially offset by higher restructuring costs.
•Net loss for the three months ended September 27, 2025 was $40 million, compared with $3 million for the same period one year ago. Net loss per diluted share was $1.73, compared with $0.14 for the same period one year ago.
•The Company’s adjusted return on invested capital (Adjusted ROIC) was (2.0)% on a trailing twelve-month basis for the period ended September 27, 2025, compared with 4.5% for the comparable period one year ago.
•The Company used $5 million in cash from operating activities for the nine months ended September 27, 2025, compared with cash provided of $51 million for the same period one year ago.
•Free cash flow used $17 million for the nine months ended September 27, 2025, compared with providing $34 million for the same period one year ago.
•As of September 27, 2025, the Company had $580 million of borrowings under its credit facility.

19 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales.
Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended				Nine Months Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
Net sales	$342.9	100.0%	$426.6	100.0%	$1,064.1	100.0%	$1,305.5	100.0%
Cost of sales	137.5	40.1%	167.1	39.2%	424.4	39.9%	528.3	40.5%
Gross profit	205.4	59.9%	259.5	60.8%	639.7	60.1%	777.2	59.5%
Operating expenses:
Sales and marketing	167.4	48.8%	205.5	48.2%	503.0	47.3%	596.4	45.7%
General and administrative	31.8	9.3%	33.1	7.8%	100.0	9.4%	111.7	8.6%
Research and development	7.3	2.1%	10.6	2.5%	27.7	2.6%	34.6	2.7%
Restructuring costs	39.2	11.4%	2.0	0.5%	47.5	4.5%	14.4	1.1%
Total operating expenses	245.7	71.7%	251.1	58.9%	678.2	63.7%	757.1	58.0%
Operating (loss) income	(40.3)	(11.8%)	8.4	2.0%	(38.5)	(3.6%)	20.1	1.5%
Interest expense, net	12.7	3.7%	12.1	2.8%	35.5	3.3%	36.6	2.8%
Loss before income taxes	(53.0)	(15.5%)	(3.6)	(0.8%)	(74.0)	(7.0%)	(16.5)	(1.3%)
Income tax benefit	(13.2)	(3.9%)	(0.5)	(0.1%)	(0.6)	(0.1%)	(0.9)	(0.1%)
Net loss	$(39.8)	(11.6%)	$(3.1)	(0.7%)	$(73.4)	(6.9%)	$(15.7)	(1.2%)

Net loss per share:
Basic	$(1.73)		$(0.14)		$(3.21)		$(0.69)
Diluted	$(1.73)		$(0.14)		$(3.21)		$(0.69)

Weighted-average number of common shares:
Basic	23.0		22.6		22.9		22.6
Diluted	23.0		22.6		22.9		22.6
The percentage of total net sales, by dollar volume, was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Retail stores	87.8%	87.8%	87.7%	87.9%
Online, phone, chat and other	12.2%	12.2%	12.3%	12.1%
Total Company	100.0%	100.0%	100.0%	100.0%

20 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sales change rates:
Retail comparable-store sales (1)	(19%)	(7%)	(17%)	(9%)
Online, phone and chat	(20%)	(18%)	(17%)	(17%)
Total Retail comparable sales change (1)	(19%)	(9%)	(17%)	(10%)
Net opened/closed stores and other	(1%)	(1%)	(1%)	0%
Total Company	(20%)	(10%)	(18%)	(10%)
___________________________
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.
Other sales metrics were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Average sales per store (1) (in thousands)	$2,276	$2,670
Average sales per square foot (1)	$735	$863
Stores > $2 million in net sales (2)	42%	60%
Stores > $3 million in net sales (2)	10%	20%
Average revenue per smart bed unit – Total Retail (3)	$5,995	$5,771	$5,958	$5,778
___________________________
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes online, phone and chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.
The number of retail stores operating was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Beginning of period	630	646	640	672
Opened	2	1	5	11
Closed	(21)	(4)	(34)	(40)
End of period	611	643	611	643

21 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

Comparison of Three Months Ended September 27, 2025 with Three Months Ended September 28, 2024
Net sales
Net sales for the three months ended September 27, 2025 of $343 million decreased 20% from $427 million for the same period one year ago driven by lower volume and reduced store count. The net sales change consisted primarily of a 19%
Total Retail comparable sales decrease.
The $84 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a
$69 million decrease in Retail comparable net sales; (ii) a $10 million decrease from online, phone and chat; and (iii) a
$5 million decrease from net store closings and other. Total Retail smart bed unit sales decreased 23% compared with the prior year. Total Retail average revenue per smart bed unit increased by 4% to $5,995, compared with $5,771 in the prior-
year period.
Gross profit
Gross profit of $205 million for the three months ended September 27, 2025 decreased by $54 million, or 21%, compared with $260 million for the same period one year ago. The gross profit rate totaled 59.9% of net sales for the three months ended September 27, 2025, compared to 60.8% in the prior-year comparable period.
The current-year gross profit rate decrease of 0.9 ppt was affected by the following items: (i) higher manufacturing costs driven primarily by unit deleverage decreased the rate by 1.4 ppt; (ii) unfavorable logistic and home delivery costs due to lower unit volume decreased the rate by 0.5 ppt; partially offset by (iii) favorable product mix increased the rate by 0.7 ppt;
and (iv) lower promotional activity increased the rate by 0.3 ppt.
Sales and marketing expenses
Sales and marketing expenses for the three months ended September 27, 2025 were $167 million, or 48.8% of net sales, compared with $205 million, or 48.2% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 0.6 ppt. was primarily due to the deleveraging impact of an 20% net sales decline, partially offset by a 19% decrease in sales and marketing expenses including a 32% lower media spend.
General and administrative expenses
General and administrative (G&A) expenses totaled $32 million, or 9.3% of net sales, for the three months ended
September 27, 2025, compared with $33 million, or 7.8% of net sales, in the prior-year period. The changes in G&A expenses consisted mainly of: (i) a $1.5 million decrease in stock-based compensation; and (ii) a $1.3 million decrease in depreciation and amortization; offset by (iii) a $1.1 increase in company-wide, performance-based incentive compensation due to an adjustment recorded during the prior year period, and (iv) a $0.7 million increase in professional and consulting fees. The G&A expenses rate decreased by 1.5 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above offset by the deleveraging impact of lower net sales.
Research and development expenses
Research and development (R&D) expenses totaled $7 million for the three months ended September 27, 2025, compared with $11 million with the same period one year ago. The changes in R&D expenses were primarily due to lower headcount and outside services. Moving forward, the Company’s innovation agenda will focus on maintaining and improving the Company’s core technologies and introducing additional advancements, while driving costs out of the product.
Interest expense, net
Interest expense, net totaled $13 million for the three months ended September 27, 2025, compared to $12 million for the same period one year ago. The increase was due to an increase in the average debt outstanding compared to the same period one year ago offset slightly by a lower weighted-average interest rate.

22 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

Restructuring Costs
Restructuring costs for the three months ended September 27, 2025 were $39 million, compared with $2 million for the same period one year ago. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the Company’s condensed consolidated statement of operations. The Company expects an additional $3 million of restructuring costs to be incurred through the remainder of 2025, primarily due to severance and employee-related benefits, contract termination costs, and asset impairment charges. See Note 12, Restructuring Costs, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Information, of this
Quarterly Report on Form 10-Q for further information on restructuring costs.
Income tax benefit
Income tax benefit was $13.2 million for the three months ended September 27, 2025, compared with $0.5 million for the same period one year ago. The change in income tax benefit was primarily due to the impact of the loss before income tax levels.
The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required.
As part of this evaluation, the Company assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative.
This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company did not record any additional valuation allowance during the three months ended September 27, 2025. The Company continues to assess the need for the valuation allowance and will make adjustments when appropriate.
Comparison of Nine Months Ended September 27, 2025 with Nine Months Ended September 28, 2024
Net sales
Net sales for the nine months ended September 27, 2025 decreased by $241 million, or 18%, to $1.1 billion, compared with $1.3 billion for the same period one year ago driven by lower volume and reduced store count.
The net sales decrease consisted primarily of a 17% comparable sales decrease in Total Retail. For additional details, see the components of total net sales change on page 20.
The $241 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a
$193 million decrease in Retail comparable net sales; (ii) a $27 million decrease in online, phone and other sales; and (iii)
a $21 million decrease resulting from net store closings. Total smart bed unit sales declined 21% compared with the same period one year ago. Average revenue per smart bed unit in Total Retail increased by 3% to $5,958, compared with
$5,778 in the prior-year period.
Gross profit
Gross profit of $640 million for the nine months ended September 27, 2025 decreased by $137 million, or 18%, compared with $777 million for the same period one year ago. The gross profit rate increased to 60.1% of net sales for the nine months ended September 27, 2025, compared to 59.5% in the prior-year comparable period.
The current-year gross profit rate increase of 0.6 ppt was affected by the following items: (i) favorable product mix increased the rate by 0.8 ppt; (ii) strategic pricing actions partially offset by increased promotional activity increased the rate by 0.2 ppt; (iii) year-over-year product cost reductions through value engineering and ongoing supplier negotiations increased the rate by 0.1 ppt; partially offset by (iv) logistic and home delivery costs decreased the rate by 0.5 ppt.
Sales and marketing expenses
Sales and marketing expenses for the nine months ended September 27, 2025 were $503 million, or 47.3% of net sales, compared with $596 million, or 45.7% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 1.6 ppt. was primarily due to deleveraging impact of an 18% net sales decline offset by a 16% decrease in expenses including 19% lower media spend.

23 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

General and administrative expenses
G&A expenses for the nine months ended September 27, 2025 totaled $100 million, or 9.4% of net sales, compared with $112 million, or 8.6% of net sales, in the prior-year period. The $12 million decrease in G&A expenses consisted of:
(i) a $6.3 million year-over-year decrease in company-wide, performance-based incentive compensation and (ii) a $3.3 million decrease in depreciation and amortization; (iii) a $3.0 million decrease in employee compensation and (iv) a $0.3 million decrease in occupancy expenses; offset by a (v) a $1.3 million increase in professional and consulting fees primarily related to proxy contest and CEO search costs that occurred during the first quarter of 2025. The G&A expenses rate increased by 0.8 ppt. in the current-year period, compared with the same period one year ago due to the deleveraging impact of the 18% net sales decrease.
Research and development expenses
R&D expenses decreased by 20% to $28 million for the nine months ended September 27, 2025, compared with $35 million for the same period one year ago on lower outside services and headcount. While the Company’s consumer innovation pipeline remains robust, it is re-prioritizing R&D resources in this highly constrained environment. Moving forward, the Company’s innovation agenda will focus on maintaining and improving the Company’s core technologies and introducing additional advancements, while driving costs out of the product.
Interest expense, net
Interest expense, net decreased to $36 million for the nine months ended September 27, 2025, compared with $37 million for the same period one year ago. The $1 million decrease was primarily driven by a lower weighted-average interest rate compared with the same period one year ago.
Restructuring costs
Restructuring costs for the nine months ended September 27, 2025 were $48 million, compared with $14 million for the same period one year ago. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in the restructuring costs line in the Company’s condensed consolidated statement of operations. The Company expects an additional $3 million of restructuring costs to be incurred through the remainder of 2025, primarily due to severance and employee-related benefits, contract termination costs, and asset impairment charges. See Note 12, Restructuring Costs, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Information, of this
Quarterly Report on Form 10-Q for further information on restructuring costs.
Income tax benefit
Income tax benefit totaled $0.6 million for the nine months ended September 27, 2025, compared with $0.9 million for the same period one year ago.
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
recorded during the nine months ended September 27, 2025. The valuation allowance primarily related to deferred tax assets on interest expense that are more likely than not to not be realized. The Company continues to assess the need for the valuation allowance and will make adjustments when appropriate.

24 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

Liquidity and Capital Resources
Managing liquidity and capital resources is an important part of the Company’s commitment to deliver superior shareholder value over time.
The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its revolving credit facility, as amended. As of September 27, 2025, the Company does not have any off-balance sheet financing other than its $9 million in outstanding letters of credit. The cash generated from ongoing operations and cash available under the revolving credit facility are expected to be adequate to maintain operations, and fund anticipated expansion, strategic initiatives and contractual obligations such as lease payments and capital commitments for new retail stores for the foreseeable future.
Cash and cash equivalents totaled $1.3 million and $2.0 million at September 27, 2025 and December 28, 2024, respectively. Significant changes in cash and cash equivalents during the nine months ended September 27, 2025 primarily consisted of $5 million of cash used in operating activities, $15 million of cash used in investing activities, and
$20 million of cash provided by financing activities.
The following table summarizes cash flows (in millions). Amounts may not add due to rounding differences:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Total cash (used in) provided by:
Operating activities	$(5.2)	$50.8
Investing activities	(15.2)	(20.0)
Financing activities	19.6	(31.8)
Net decrease in cash and cash equivalents	$(0.7)	$(0.9)
Net cash used in operating activities for the nine months ended September 27, 2025 was $5 million, compared with net cash provided by operating activities of $51 million for the nine months ended September 28, 2024. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $58 million year-over-
year increase in net loss; (ii) a $20 million fluctuation in income taxes, and (iii) a $13 million fluctuation in the amount of compensation and benefits accrued and timing of the related payments resulting from year-over-year changes in
Company-wide performance-based incentive compensation; offset by (iv) a $33 million fluctuation in the impairment of lease and store related assets and strategic investment assets, (v) a $16 million fluctuation in deferred income taxes, and
(vi) a $11 million fluctuation in prepaid expenses.
Net cash used in investing activities for the nine months ended September 27, 2025 was $15 million, compared with
$20 million for the nine months ended September 28, 2024. Cash used to purchase property and equipment was
$12 million for the nine months ended September 27, 2025, compared with $17 million for the same period one year ago.
In addition, the Company used $3 million cash for payment to secure contractual rights during the nine months ended
September 28, 2024.
Net cash provided by financing activities was $20 million for the nine months ended September 27, 2025, compared with net cash used in financing activities of $32 million for the same period one year ago. Short-term borrowings increased by
$22 million during the current-year period due to an $33 million increase in borrowings under the revolving credit facility to
$580 million and a $11 million decrease in book overdrafts, which are included in the net change in short-term borrowings.
During the nine months ended September 27, 2025, the Company used $2 million of cash for debt issuance costs related to the credit facility amendment during the first quarter of 2025. During both the nine months ended September 27, 2025 and September 28, 2024, the Company repurchased $1 million of its stock in connection with the vesting of employee restricted stock awards.
In the second quarter of fiscal 2022, the Company suspended share repurchases under its Board-approved share repurchase program. At September 27, 2025, there was $348 million remaining authorization under the Board-approved
$600 million share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares. The Company made no share repurchases under its Board-approved share repurchase program in either period.

25 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

At September 27, 2025, the Company had an aggregate amount of $580 million of borrowings outstanding under its credit agreement, including $185 million in outstanding term loans and $395 million outstanding under its revolving credit facility, along with $9 million in outstanding letters of credit. Availability under the revolving credit facility amounted to $82 million.
On November 4, 2025, the Company amended the Credit Agreement. The amendment, among other things: (a) extends the maturity date of the Credit Agreement to December 3, 2027; (b) reduces the revolving credit facility from $485 million to $475 million, which decreases further to $465 million on July 31, 2026; (c) replaces the leverage-based pricing grids used to determine the Applicable Margin and Applicable Commitment Fee Rate (each as defined in the Credit Agreement)
in favor of (I) with respect to Applicable Margin for Term SOFR Loans, (x) 4.0% until December 31, 2026 and (y) 4.25%
starting January 1, 2027 and continuing thereafter, and (II) with respect to the Applicable Commitment Fee Rate, (x)
0.50% until December 31, 2026 and (y) 0.75% starting January 1, 2027 and continuing thereafter; (d) on each Regularly
Scheduled Payment Date (as defined in the Credit Agreement) occurring on and after March 31, 2027, increases the amortization of outstanding term loans an additional $1,250,000 (for an aggregate scheduled principal payment of
$3,750,000); (e) terminates the accordion feature; (f) adjusts the permissible maximum Net Leverage Ratio (as defined in the Credit Agreement) to (I) 5.25 to 1.00 for the quarterly reporting period ended September 27, 2025, (II) 4.50 to 1.00 for the quarterly reporting period ending January 3, 2026, (III) 4.75 to 1.00 for the quarterly reporting period ending April 4,
2026, (IV) 4.80 to 1.00 for the quarterly reporting period ending July 4, 2026, and (V) 4.00 to 1.00 for each quarterly reporting period thereafter; (g) adjusts the Liquidity financial covenant so that the Company must ensure that liquidity is no lower than $30 million until September 30, 2026, and $40 million for each monthly reporting period thereafter; (h) adjusts the permissible minimum Interest Coverage Ratio to (I) 1.50 to 1.00 for the quarterly reporting period ended September
27, 2025, (II) 2.10 to 1.00 for the quarterly reporting periods ending January 3, 2026 and April 4, 2026, (III) 1.80 to 1.00 for
the quarterly reporting period ending July 4, 2026, (IV) 2.10 to 1.00 for the reporting period ending October 3, 2026, and
(V) 2.20 to 1.00 for each quarterly reporting period occurring thereafter; (i) adds a new quarterly minimum EBITDA covenant test that begins for the quarterly reporting period ending April 4, 2026; (j) adjusts the consolidated EBITDA calculation to include an addback for certain expenses and costs incurred for the trailing twelve months for discontinued
operations, downsized functions and employment expenses for laid-off employees; and (k) provides for additional and more frequent reporting requirements. Following such amendment, the Company was in compliance with all covenants.
In connection with the amendment, the Company also agreed to pay the lenders certain amendment fees and to reimburse the lenders for certain expenses.
Over the past year, due to the conditions affecting our industry and business and our financial condition and results of operations, we have had to seek waivers and amendments to our credit agreement as we otherwise would not have been in compliance with the covenants thereunder. While we have received such waivers and amendments in the past, if our business does not perform as expected, we will require additional waivers or amendments to the Credit Agreement and, if such waivers or amendments cannot be obtained on commercially reasonable terms or at all, we will be required to seek alternative financing options, which may not be available at all or available only at significant cost and which may contain covenants that are more restrictive than those contained in the Credit Agreement. Our inability to obtain any required waivers or amendments or obtain alternative financing on commercially reasonable terms, if at all, could have a material adverse impact on our business, results of operations, financial condition and prospects.
Non-GAAP Data Reconciliations
Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)
The Company defines earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) as net loss plus:
income tax expense (or minus income tax benefit), interest expense, depreciation and amortization, stock-based compensation, restructuring costs, other non-recurring items and asset impairments. Management believes Adjusted
EBITDA is a useful indicator of the Company’s financial performance and its ability to generate cash from operating activities. The Company’s definition of Adjusted EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable
GAAP financial measure.

26 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net loss	$(39,790)	$(3,136)	$(78,113)	$(40,857)
Income tax benefit	(13,212)	(489)	(4,893)	(7,966)
Interest expense	12,687	12,057	47,244	49,313
Depreciation and amortization	12,975	15,859	56,706	67,335
Stock-based compensation	(788)	1,432	6,615	13,523
Restructuring costs (1)	39,154	1,963	51,230	30,110
Other non-recurring items (2)	2,228	—	5,053	—
Asset impairments	—	—	1,220	198
Adjusted EBITDA	$13,254	$27,686	$85,062	$111,656
_____________________
(1) Represents costs related to business restructuring actions.
(2) Represents costs related to CEO transition activities and proxy contest costs of $0.4 million and $0, respectively, for the three months ended
September 27, 2025 and $1.4 million and $1.9 million, respectively, for the trailing twelve months ended September 27, 2025. These costs were both initiated in the fourth quarter of fiscal 2024. In addition, represents CFO search costs of $0.2 million and write off of debt issuance cost of $1.6 million for both the three and trailing twelve months ended September 27, 2025. These costs were both initiated in the third quarter of 2025.
Free Cash Flow
The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, the Company is providing this information as it believes it facilitates analysis for investors and financial analysts.
The following table summarizes free cash flow calculations (in thousands):

	Nine Months Ended		Trailing-Twelve Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net cash (used in) provided by operating activities	$(5,159)	$50,824	$(28,840)	$9,980
Subtract: Purchases of property and equipment	11,888	17,218	18,175	26,252
Free cash flow	$(17,047)	$33,606	$(47,015)	$(16,272)
Non-GAAP Data Reconciliations (continued)
Return on Invested Capital (Adjusted ROIC)
Adjusted ROIC is a financial measure the Company uses to determine how efficiently it deploys its capital. It quantifies the return the Company earns on its adjusted invested capital. Management believes Adjusted ROIC is also a useful metric for investors and financial analysts. The Company computes Adjusted ROIC as outlined below. Its definition and calculation of Adjusted ROIC may not be comparable to similarly titled definitions and calculations used by other companies.

27 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Trailing-Twelve Months Ended
	September 27, 2025	September 28, 2024
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating income	$(35,762)	$490
Add: Operating lease expense (1)	24,956	27,371
Less: Income taxes (2)	1,443	(5,474)
Adjusted NOPAT	$(9,363)	$22,387

Average adjusted invested capital
Total deficit	$(521,342)	$(448,784)
Add: Long-term debt (3)	579,680	516,761
Add: Operating lease obligations (4)	361,029	401,153
Total adjusted invested capital at end of period	$419,367	$469,130

Average adjusted invested capital (5)	$460,891	$502,494

Adjusted return on invested capital (Adjusted ROIC) (6)	(2.0%)	4.5%
___________________________
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842, Leases.
(2) Reflects annual effective income tax rates, before discrete adjustments, of 13.4% and 19.6% for September 27, 2025 and September 28, 2024,
respectively.
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
Critical Accounting Policies
The Company discusses its critical accounting policies and estimates in Management’s Discussion and Analysis of
Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended
December 28, 2024. There were no significant changes in the Company’s critical accounting policies since the end of fiscal 2024.

28 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to changes in market-based short-term interest rates that will impact net interest expense. If overall interest rates were one percentage point higher than current rates, annual net income would decrease by
$5.0 million based on the $580 million of borrowings under the credit facility at September 27, 2025. The Company does not manage the interest-rate volatility risk of borrowings under the credit facility through the use of derivative instruments.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended
September 27, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

29 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES
OF EQUITY SECURITIES
(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
June 29, 2025 through July 26, 2025	—	$—	—	$348,071,000
July 27, 2025 through August 23, 2025	3,059	$10.52	—	$348,071,000
August 24, 2025 through September 27, 2025	5,012	$8.80	—	$348,071,000
Total	8,071	$9.45	—	$348,071,000
___________________________
(1)The Company did not purchase any shares under its Board-approved $600 million share repurchase program (effective April 4, 2021), during the three months ended September 27, 2025.
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 8,071 shares of its common stock at a cost of
$0.1 million during the three months ended September 27, 2025.
(3)There is no expiration date governing the period over which the Company can repurchase shares under its Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

30 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

ITEM 5. OTHER INFORMATION
On November 4, 2025, the Company amended the Credit Agreement. More information can be found in Note 5 – Credit
Agreement of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, Notes to Condensed
Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.
Rule 10b5-1 Trading Plan and Non-rule 10b5-1 Trading Arrangement Adoptions, Modifications and Terminations
During the quarter ended September 27, 2025, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in
Item 408 of SEC Regulation S-K.

31 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Twelfth Amendment to Amended and Restated Credit and Security Agreement
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed Herein.
†        Management contract or compensatory plan or arrangement.

32 | 3Q 2025 FORM 10-Q	SLEEP NUMBER CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	November 5, 2025	By:	/s/ Linda Findley
Linda Findley
Chief Executive Officer
(principal executive officer)

		By:	/s/ Kelly F. Baker
Kelly F. Baker
Interim Principal Accounting Officer
(principal accounting officer)