Form 10-K
period 2026-01-03
Sleep Number Corp
filed 2026-03-12
CIK 827187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2025, was $131,813,000 (based on the last reported sale price of the registrant’s common stock on that date as reported by Nasdaq).
As of January 31, 2026, there were 22,864,000 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2026 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i | 2025 FORM 10-K

2 | 2025 FORM 10-K	FORWARD-LOOKING STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, the Double Arrow logo, Select Comfort®, AirFit®, Climate360®,
ClimateCool®, Comfortaire®, DualTemp®, the DualTemp logo, the DualAir Technology Inside logo, FlexFit®, FlexTop®,
HealthIQ®, IndividualFit®, Know Better Sleep®, Pillow[ology]®, PillowFit®, RespiratoryIQ®, Responsive Air®, Sleep Is
Training®, Sleep Number Inner Circle®, Sleep30®, This Is Not A Bed®, We Make Beds Smart®, WhisperFlo®, Auto
Snore™, BreatheIQ™, BreatheIQ+™, the BreatheIQ logo, the BreatheIQ+ logo, ComfortMode™, EnviroIQ™, HeartIQ™,
Individualized Sleep Experiences™, Tri-Brid™, Smart SleeperSM, WellnessIQ™, ActiveComfort™, Clima-Temp™,
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
The Company’s fiscal year ends on the Saturday closest to December 31, and, unless the context otherwise requires, all references to years in this Form 10-K refer to its fiscal years. The Company’s fiscal year is based on a 52- or 53-week year. All years presented in this Form 10-K are 52 weeks, except for the 2025 fiscal year ended January 3, 2026, which is a 53-week year.
Forward-looking Statements
This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in or incorporated by reference into this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to projections of revenues, results of operations, financial condition or other financial items; management’s conclusion regarding its substantial doubt about the Company’s ability to continue as a going concern, and related mitigation plans; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments, including potential features of Sleep Number’s products that may be developed in the future; any statements regarding future economic conditions, prospects or performance; any statements regarding proposed financing, capital solutions, strategic alternatives; statements of belief and any statement or assumptions underlying any of the foregoing. In addition, the
Company or others on its behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or Webcasts open to the public, in press releases or reports, on the Company’s website or otherwise. The Company tries to identify forward-looking statements in this report and elsewhere by using words such as
“may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “predict,” “intend,” “potential,”
“continue” or the negative of these or similar terms.
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
affecting such forward-looking statements. The Company advises you, however, to review and consider any further disclosures it makes on related subjects in its quarterly reports on Form 10-Q and current reports on Form 8‑K that it files with or furnishes to the Securities and Exchange Commission.

3 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
PART I
ITEM 1. BUSINESS
Overview
Sleep Number is the leader in personalized sleep wellness. Its mattresses are designed to evolve with each sleeper to help them feel and perform their best. With adjustable firmness, pressure-relieving support and temperature balancing comfort built into every mattress, Sleep Number beds adapt to customers’ changing needs, night after night, year after year. Backed by over 40 years of innovation, over 1,000 patents and patents pending, and billions of hours of sleep data,
Sleep Number has helped more than 16 million people achieve their best sleep. The fully integrated model ensures quality, durability, and care at every step—from design and craftsmanship to delivery and long-term support.
Sleep Number products are awarded the industry's top recognitions, including ranked #1 in customer satisfaction for mattresses purchased in-store and online, and #1 in comfort, by J.D. Power. In addition, the company is the Official Sleep +
Wellness Partner of the NFL, marking a relationship that leverages players, team partnerships, and league-wide initiatives to amplify brand awareness and drive consumer engagement.
Sleep Number’s life-changing, differentiated smart mattresses combine physical and digital innovations, integrating unparalleled physical comfort with a highly advanced sleep wellness platform. The smart beds offer the Company’s signature firmness adjustability, enabling each sleeper adjustable comfort. Embedded digital sensors learn the sleep needs of each individual; “sense and do” technology uses the sensed data to automatically adjust the smart mattress to keep the sleeper comfortable throughout the night. Temperature balancing technology supports the ideal climate for each sleeper and solves a prevalent sleep challenge. Additionally, smart mattresses are an exceptional value, with personalized sleep insights delivered daily, new features regularly added to all smart mattresses through over-the-air updates and prices to meet most budgets. Sleep Number’s mattresses provide unmatched features, benefits and comfort that can lead to improved sleep health and wellness for both sleepers.
The Company’s advantaged business model is supported by its consumer innovation strategy: an individualized, digital sleep wellness platform, a network of millions of highly engaged Smart Sleepers who are loyal brand advocates, a vertically integrated operating model and a team member culture of individuality.
The Company’s 3,100 mission-driven team members are focused on driving value creation, including our exclusive direct-
to-consumer selling in 600 stores and online, which meets customers whenever and wherever they choose to provide an exceptional experience and a lifelong relationship. Additionally, the Company partners with world-leading institutions to bring the power of over 38 billion hours of longitudinal sleep data to sleep science and research.
Turnaround Strategy
2025 was a transformational year for Sleep Number. Under the leadership of its new CEO, Linda Findley, who joined the
Company in April 2025, the business has undergone change at every level. The Company:
•Created a more streamlined operation designed to enable faster decision‑making by consolidating roles across key functions and strengthening accountability;
•Reduced operating costs across the business by $136 million as compared to 2024, excluding restructuring and other non-recurring costs;
•Added financial flexibility by extending the Credit Agreement through the end of 2027; and
•Executed the Twelfth Amendment to the Amended and Restated Credit and Security Agreement, dated as of
February 14, 2018 (as amended, supplemented or otherwise modified from time to time), among U.S. Bank
National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and certain other financial institutions party thereto (the “Credit Agreement”) to amend financial covenants.

4 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
With a stronger foundation, in November 2025, the Company introduced its turnaround strategy “Sleep Number Shifts,” a focused, company-wide effort to reposition the brand, expand reach to new customer groups, and reignite growth. The aim is to drive value for shareholders, customers and team members with efforts rooted in the consumer through all dimensions of the business. It is centered on three key areas:
•Product: The Company is simplifying its offering with the goal of growing its customer base while building on the demand from repeat customers
•Marketing: The Company is modernizing its efforts by expanding channels and reach with new creative to better connect with today’s consumer and drive engagement with a focus on better ROI
•Distribution: The Company is focused on optimizing store footprint as well as exploring opportunities to expand distribution into new channels, both physical and digital.
“Sleep Number Shifts” is being implemented as the Company continues to execute cost savings and operating efficiencies, including real estate optimization and right-sizing the fixed cost base. While the Company is focused on implementing the “Sleep Number Shifts” and executing cost savings and operating efficiencies, it faces liquidity challenges. See “Risk Factors—Risks Related to Indebtedness and Liquidity.”
Financial Highlights
Ongoing industry demand decline and the impact of lower store traffic contributed to a 16% net sales decline in 2025 for the Company. Against this recessionary backdrop, the Company continued to focus on improving gross margins and streamlining its cost structure to optimize Adjusted EBITDA and cash flow generation. For 2025, the Company had a
0.6 percentage point decrease in gross margin rate, including an inventory write-down charge offset by the benefit of product cost reductions through value engineering and ongoing supplier negotiations and ongoing efficiencies in our home delivery and logistics operations. The Company also executed an additional $136 million of operating cost reduction actions for 2025, prior to restructuring and other non-recurring costs, bringing the cumulative operating cost reduction over the last three years to $308 million. The Company’s net loss for 2025 was $132 million and delivered full-year Adjusted
EBITDA of $78 million, with an Adjusted EBITDA margin of 5.5%, down 1.6 percentage points versus the prior year, largely a result of the year-over-year net sales decline. Our 2025 fiscal year included an extra week which we estimate benefited net sales by $25 million.
See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results from Operations - Non-
GAAP Data Reconciliations for additional information on Adjusted EBITDA and other non-GAAP reconciliations.
Integrated Sleep Solutions
Smart Beds and Mattresses
With a relentless focus on the consumer, Sleep Number has continued to advance its award-winning Sleep Number®
smart beds and mattresses. Enhancing its trademark comfort, adjustability and highly accurate detection of sleep and biosignal data, the smart bed has evolved into a progressive and adaptive sleep wellness technology platform.
The combination of physical and digital innovation enables the Sleep Number smart bed’s proprietary “sense and do”
technology, which digitally responds to each sleeper’s movements, effortlessly adjusting firmness, comfort and support to relieve pressure points. Through the analysis of sleeper-generated sleep and biosignal data, the smart bed can deliver both real-time interventions – including automatic comfort adjustments during the night, with no action required by the sleeper – and personalized sleep insights through its accompanying app. By combining artificial intelligence (AI) and machine learning (ML) technology, which "learn” from each sleeper over time, the Sleep Number smart bed allows sleepers to understand metrics related to health and wellbeing during sleep. This data may ultimately enable the
Company’s Smart Sleepers to take preventative and proactive wellness actions. Additionally, the longitudinal data generated from Sleep Number’s wellness technology platform can be shared with sleepers’ physicians through a monthly
HealthIQ® report, leading to insights that may guide health-provider diagnostics.
Sleep Number’s product innovation roadmap is driven by proprietary data from its millions of Smart Sleepers and sleep science. This allows the Company to address some of the most pressing sleep health needs and differentiate itself among mattress brands as one that consumers perceive to improve their health and wellbeing.

5 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
As the Company heads into 2026, and as part of its turnaround, Sleep Number announced it is simplifying its offering with a significant product transition and the goal of growing the new customer base while building on the demand from repeat customers.
Smart Adjustable Bases
Sleep Number’s smart bed ecosystem includes a full line of exclusive FlexFit® smart adjustable bases that seamlessly integrate with Sleep Number smart beds for an individualized sleep experience that is proven to deliver more restful sleep per night. The Company’s industry-leading smart bases offer endless adjustability by raising the head and feet for ultimate relaxation. Additional features include Partner Snore™ technology, which allows a sleeping partner to temporarily relieve mild snoring by raising the companion’s head at the touch of a button; Foot Warming, which is designed to help an individual fall asleep faster; and under-bed lighting, for nighttime visibility.
Sleep Number Bedding and Furniture
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
Sleep Number Proprietary Ecosystem
Sleep Number builds lifelong relationships with its customers. The proprietary ecosystem of over 3 million Smart Sleepers with an average monthly engagement rate of approximately 80 percent is best-in-class for digital products. This high engagement with the Company’s sleep wellness platform increases customer lifetime value and drives efficient customer acquisition through advocacy and referrals. The Company measures its repeat and referral customers, which account for over 50% of sales. The Company’s innovation roadmap supports ongoing engagement initiatives within this ecosystem for future growth.
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
including television and online streaming, is its most efficient media, followed by digital and social platforms. Sleep
Number’s in-house digital capabilities, content marketing, online user experience and data-driven tools give it the flexibility to pivot quickly and optimize media investment, messages and audience by platform in real-time. The Company’s

6 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
promotional strategy focuses on simplicity and relevance, driving consumers to the brand at the time when they are seeking a sleep solution.
The Company’s brand marketing strategies are designed to deliver Sleep Number value messaging to a broader set of consumers. In 2025, Sleep Number reset its marketing strategy, building on top of a strong brand relevance to attract consumers from a larger addressable market. The Company is leveraging the correlation between marketing and consumer demand to deliver improvements in marketing effectiveness and return on investment at greater scale. In parallel, Sleep Number is evolving all aspects of marketing and creative work, including deploying a brand refresh focused on target segments.
The Sleep Number® Rewards loyalty program drives significant brand engagement. Since the launch of the program, the
Company welcomed over 1.9 million members who participated in over 3 million engagements per year on its digital platform. The Company’s most dedicated Smart Sleepers regularly interact with branded content – including video, web, email and blog content – which educates them about Sleep Number® products and sleep expertise, adding value to their investment. They actively write product reviews and post on social media, further activating the marketing flywheel and advancing the Company’s purpose.
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
As the exclusive distributor of Sleep Number® products, the Company has a nationwide portfolio of retail stores. The
Company targets high-quality, convenient and visible store locations based on several factors, including each market’s overall sales and profit potential, store geography, demographics and proximity to other brand experiences. Since 2010, the Company has invested to reposition a large percentage of its mall stores to stronger, optimally-sized, non-mall locations, adding stores in both existing and new markets. As of January 3, 2026, the Company operated 600 Sleep
Number® stores, with locations in all 50 states.
The Company’s Stores accounted for 88% of net sales in 2025. Average annual net sales per store in 2025, based on
Total Retail, was $1.9 million. In 2025, 32% of Stores open for a full year generated net sales of greater than $2 million, and 8% of Stores open for a full year generated more than $3 million in net sales. In 2025, Online, Phone, Chat and Other sales accounted for 12% of net sales.
Operations
Integrated Sourcing and Logistics
All of Sleep Number’s smart beds and mattresses are pre-assembled in its assembly distribution centers prior to delivery.
Sleep Number's network delivers improved visibility, efficiency and waste reduction. Bedding fulfillment is centralized to leverage improved logistics costs and to serve the entire United States from Ohio. Sleep Number continues to advance its outbound logistics network by evolving its mix of truckload carriers and dedicated cross docks to reduce product handling, hand-offs, damage and costs while in transit to customers’ homes. This network design enables scale and provides a superior and reliable experience for customers.
In addition to a network of global suppliers, Sleep Number operates a dedicated cut and sew facility for cover production in Irmo, SC and an advanced engineering and prototyping facility in Salt Lake City, UT. Each of these facilities are combined with an assembly distribution center. There are three additional assembly distribution centers (Minneapolis, MN;

7 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
Cincinnati, OH; and Dallas, TX). The assembly distribution centers fulfill customer orders that are made-to-order daily and assemble final mattress and order kitting with bases and accessories for shipment.
The Company sources the raw materials and components used in its products from third parties. A significant percentage of the Company’s products are assembled after it receives orders from customers utilizing manufacturing processes with minimal levels of raw materials, work-in-process and finished goods inventories. The Company has taken, and continues to take, various measures to mitigate the potential impact of supply disruptions, including strengthening relationships with primary suppliers, identifying new alternate suppliers, redesigning products, exploring alternative components and maintaining safety stocks. Sleep Number is leveraging the flexibility, visibility and resilience of its operating model to respond nimbly as conditions change.
Home Delivery Service
Sleep Number’s home delivery teams are another direct touchpoint with its customers. Sleep Number smart beds and mattresses are delivered and installed by Sleep Number delivery technicians or by trained third-party service providers.
This blended model enables the Company to efficiently deliver a strong customer experience.
Customer Service
Sleep Number provides comprehensive post-purchase support that improves Smart Sleepers’ experience and supports its business. Through ongoing interactions with customers via phone, email, chat and social media, the customer service team also provides a unique opportunity to benefit from insights that help the Company continuously improve its products and strengthen its service quality and innovation. This integration enables operational synergies and organizational efficiencies. Sleep Number has outsourced a portion of its customer service operations for greater efficiency.
Innovation
Sleep Number’s global research and development (R&D) team is comprised of onshore teams in Minneapolis, MN and
San Jose, CA and offshore teams in Europe and Asia. Together, these teams are the driving force of the entire smart bed ecosystem including all smart beds, adjustable base designs and bedding solutions, and are comprised of experts in mechanical engineering, comfort, adjustability, temperature, anthropometrics and test systems. The Company’s research and development expenses were $34 million in 2025 compared to $45 million in 2024.
With over 1,000 patents and patent applications pending worldwide, Sleep Number’s innovation pipeline is robust. The combination of trademark individualized comfort and adjustability features – with AI, biometric analysis and other digital tools – creates the sleep wellness platform, which is the foundation of a long-term value proposition. Paired with millions of connected sleepers with approximately 80% monthly average smart bed user engagement and high customer lifetime value, the Company believes in the potential for expanded market relevance beyond the traditional mattress space into wellness technology and data, where there are many untapped consumer opportunities to solve persistent sleep issues.
Sleep Number is redefining the standards for monitoring sleep for research and health, and its smart bed ecosystem offers a non-invasive, real-world and accurate method to conduct sleep research. The Company’s sleep wellness platform generates longitudinal sleep and biosignal data through a research-grade, multi-sensor ecosystem including ballistocardiography and AI/ML algorithms. This platform leverages high-resolution, full-body, continuous sensor recordings, as well as utilizing signal processing and machine-learning methods. Cloud infrastructure enables scale for one-to-many security and data sharing capabilities. Cloud intelligence and edge intelligence engines deliver advanced AI and analytics to generate a physical and digital immersive, adaptive and effortless sleep experience for each sleeper.
Sleep Number’s sleep wellness platform automatically collects and analyzes billions of data points from millions of Smart
Sleepers, conducting one of the largest sample sizes of sleep studies every night. To date, the Company has leveraged and learned from more than 38 billion hours of sleep data gathered from over 4.8 billion real-world sleep sessions, generating comprehensive longitudinal and ecologically-valid data to improve sleep quality. More than 558,000 individuals in its Smart SleeperSM Community — and counting — have opted in to participate in ongoing sleep research and advance the science of sleep and health. This participation has led to rapid enrollment in Institutional Review Board (IRB)-approved studies, which combine the power of Sleep Number’s broad sleep database with subjective understanding of sleeper behaviors to understand real-world outcomes. The smart bed ecosystem is helping to advance the linkage of quality sleep to health, bringing significant benefits to real-world sleepers.

8 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
National Football League (NFL)
As the Official Sleep and Wellness Partner of the NFL since 2018, the partnership broadens Sleep Number’s brand reach, deepens its brand relevance and amplifies the benefits of its proprietary innovations. The partnership has led to unparalleled product adoption: 83% of NFL players have a Sleep Number smart bed*. Through 2028, Sleep Number expects to continue to actively support players and team personnel with their performance and recovery programs through sleep assessments, new innovations and more.
Sleep Number’s NFL partnership also includes partnerships with the NFL Players Association (NFLPA) and the
Professional Football Athletic Trainers Society (PFATS), which helps drive greater engagement on and off the field.
Through Sleep Number content, seminars and team sleep education meetings, the trainers and football medical personnel qualify for continuing education credits.
In 2025, Sleep Number had partnerships with three clubs — Super Bowl LVI Champion Los Angeles Rams, the Dallas
Cowboys, and the Minnesota Vikings — which add to its national media and community-activation efforts. These partnerships allow for focused communications in some of Sleep Number’s most important markets.
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
Health & Research Institutions
Through partnerships with world-leading health and wellness institutions, Sleep Number has advanced sleep science with its highly accurate, longitudinal sleep data. This data serves as the foundation for groundbreaking research on various health-related issues.
By enabling a longitudinal view of sleep habits for organizations that otherwise may not have access, Sleep Number believes partnerships and collaborations with physicians, researchers and institutions can deliver meaningful health solutions.
Sleep Number has partnered with the Mayo Clinic, ACS, Northwestern University, and the University of Pittsburgh in
several research studies, with the aim of providing insights into how sleep affects health.
*Based on the number of active roster players eligible for the NFL player Sleep Number® bed program who purchased a bed between 7/23/18 and
12/13/24.

9 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
In 2020, Sleep Number announced a collaboration with Mayo Clinic, resulting in multiple research projects including:
•Research to explore the relationship between disrupted sleep and markers of aging (telomeres, senescence, chronological EKG based on AI);
•Research to explore excessive daytime sleepiness (EDS) and its cardiovascular implications; and
•Research to investigate the prevalence of disordered sleep (sleep apnea, insomnia, and short sleep) in patients with
Somali heritage and the implications for cardiovascular risk.
Intellectual Property
As a result of the Company’s R&D and strategic efforts, Sleep Number has continued to strengthen its patent portfolio, with a particular focus on smart features that improve sleep quality and thermal solutions to solve temperature disruptions to sleep. The Company holds various U.S. and foreign patents and patent applications regarding certain elements of the design and function of Sleep Number products, including air control systems, remote control systems, air chamber features, mattress construction, foundation systems, sensing systems, automated adjustments, in-bed temperature control, as well as other technology. Sleep Number has numerous U.S. patents expiring at various dates between January
2027 and May 2044, and numerous U.S. patent applications pending. The Company also has numerous foreign patents expiring at various dates between September 2026 and June 2047, and foreign patent applications pending.
Notwithstanding these patents and patent applications, the Company cannot ensure that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to, or competitive with, Sleep
Number products.
Sleep Number has a number of trademarks and service marks registered with the U.S. Patent and Trademark Office, including Sleep Number®, SleepIQ®, Sleep Number 360®, 360®, the Double Arrow logo, Select Comfort®, AirFit®,
Climate360®, ClimateCool®, Comfortaire®, Dreamaire® , DualTemp®, the DualTemp logo, the DualAir Technology Inside logo, FlexFit®, FlexTop®, HealthIQ®, IndividualFit®, Know Better Sleep®, Pillow[ology]®, PillowFit®, RespiratoryIQ®,
Responsive Air®, Sleep Is Training®, Sleep Number Inner Circle®, Sleep30®, Smart SleeperSM, This Is Not A Bed®, We
Make Beds Smart®, and WhisperFlo®. The Company has several trademarks that are the subject of pending applications, including Auto Snore™, BreatheIQ™, BreatheIQ+™, the BreatheIQ logo, the BreatheIQ+ logo, ComfortMode™,
EnviroIQ™, HeartIQ™, Individualized Sleep Experiences™, Tri-Brid™, and WellnessIQ™. Each registered mark is renewable indefinitely as long as the mark remains in use and/or is not deemed to be invalid or canceled. The Company also has a number of common law trademarks, including Clima-Temp™, ClimateSeries™, Comfort Service™,
ComfortFit™, CoolFit™, Coolgenex™, Create Your Perfect Comforter™, Create Your Perfect Pillow™, Does Your Bedding
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
Industry and Competition
The Company competes in the bedding industry that is comprised of mattresses and foundations, pillows and accessories. The mattress category includes both traditional innerspring models and a wide range of non‑innerspring options, such as viscoelastic and foam mattresses, hybrids, airbeds, and latex mattresses. The foundation category includes static and adjustable foundations. The bedding industry is commoditized and highly competitive. Sleep Number competes against regional and local specialty bedding retailers, bedding manufacturers, home furnishing stores, mass merchants, national discount stores and online marketers.

10 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
Manufacturers in the bedding industry mostly compete through national and regional retail partners, regional manufacturing verticals and online direct-to-consumer. Price, quality, brand name recognition, product availability and product performance are the primary ways manufacturers differentiate themselves. There is a high degree of concentration among manufacturers who produce innerspring, memory foam and hybrid beds under nationally recognized brand names, including Tempur-Pedic, Sealy, Stearns & Foster, Serta and Beautyrest. National manufacturers still dominate the bedding industry. There has recently been market consolidation, with Somnigroup owning the Tempur-Pedic,
Sealy and Stearns & Foster brands, and also owning the Mattress Firm brand and stores. Brands including Saatva,
Purple, Casper and Nectar, which started online have now moved into traditional retail channels for growth.
Seasonality
The Company’s business is modestly impacted by seasonal influences inherent in the U.S. bedding industry and general retail shopping patterns. The U.S. bedding industry generally experiences lower sales demand in the second quarter of the calendar year and increased sales demand during selected holiday or promotional periods.
Working Capital
The Company is able to operate with minimal working capital requirements because it sells directly to customers, utilizes both “make-to-order” and “make-to-stock” production processes and operates retail stores that serve mainly as showrooms. Sleep Number has historically generated sufficient cash flows to self-fund operations through an accelerated cash-conversion cycle. The Company’s Credit Agreement provides a revolving credit facility for general corporate purposes with net aggregate availability of $655 million. The Credit Agreement matures in December 2027.
Qualified customers are offered revolving credit to finance purchases through a private-label consumer credit facility provided by Synchrony Bank. Approximately 40% of net sales in 2025 were financed by Synchrony Bank. The Company’s current agreement with Synchrony Bank expires December 31, 2028, subject to earlier termination upon certain events.
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
Compliance with health, safety and environmental laws and regulations, including the federal fire retardant standards developed by the U.S. Consumer Product Safety Commission, which requires rigorous and costly testing, has increased the cost and complexity of manufacturing the Company’s products and may adversely impact the speed and cost of product development efforts. Further, the Company’s manufacturing, distribution, delivery and other business operations and facilities are subject to additional federal, state or local laws or regulations including supply chain transparency, conflict minerals sourcing and disclosure, end-of-life disposal, recycling and packaging requirements, transportation and other laws or regulations relating to environmental protection and health and safety requirements.
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
The Company’s operations are subject to federal, state and local labor laws including, but not limited to, those relating to occupational health and safety, employee privacy, wage and hour, overtime pay, pay transparency, harassment and discrimination, equal opportunity and employee leaves and benefits. The Company is also subject to existing and

11 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
emerging federal and state laws relating to insider trading, data security, privacy, cybersecurity disclosure, clawback policy disclosures and greenhouse gas measurement and climate impact disclosure.
It is Sleep Number’s policy and practice to comply with all legal and regulatory requirements. The Company’s procedures and internal controls are designed to promote such compliance.
Human Capital
Guided by its purpose to improve lives by personalizing sleep, Sleep Number fosters a culture where team members are highly engaged and contribute meaningfully to the company and its communities. With sleep at the center, Sleep Number supports the wellbeing of its team members across the pillars of physical, emotional, financial, career and community wellbeing. The company values every individual’s unique talents, perspectives and experiences, and strives to create an inclusive environment where team members can do their best work, which supports collaboration, innovation, and long-
term success.
At January 3, 2026, Sleep Number employed a total of 3,133 team members, of which 53 were classified as part-time and
3 were employed on a temporary basis. The breakdown of team members by area was as follows: 1,863 in retail sales and support, 305 in field services, 160 in customer service, 294 in manufacturing and logistics, and 511 in technology, corporate, management and administrative positions. Team members include racially diverse members of 40% of team and women of 38%.
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
•Career Wellbeing: The Company’s Learning and Development programs enhance team member capabilities, driving personal growth, mentoring opportunities and organizational performance;
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
Commitment to Sustainability
Sleep Number is committed to sustainability through initiatives that support the resilience of its business. The Company’s efforts focus on aligning and integrating environmental stewardship and social progress with its pursuit of long-term shareholder value creation.
Sleep Number takes seriously its responsibility to its stakeholders, including team members, consumers, community, suppliers and shareholders. To continue to earn their trust, the Company proactively advances and discloses practices, priorities and metrics that demonstrate its accountability and commitment to sustainability.

12 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
•Sleep Number is strengthening systems and processes that reinforce sound governance, high integrity decision-
making and transparent, consistent reporting practices.
•To attract and retain highly engaged team members, the Company continues to prioritize programs that promote well-
being, provide opportunities for professional development and reward strong performance.
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
Additional information is available in the Company’s Corporate Sustainability Report, posted within the Investor Relations section of the Sleep Number website at http://ir.sleepnumber.com. Select the “ESG” link and then “Sustainability Reports.”
The information contained on the Company’s website or connected to its website is not incorporated by reference into this
Form 10-K and should not be considered part of this report.

13 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
Information about the Company’s Executive Officers
LINDA FINDLEY, 52
Board Member, President and Chief Executive Officer (Joined the Company in April 2025)
Linda Findley, Sleep Number® setting 30, serves as the President and Chief Executive Officer for Sleep Number. From
April 2019 to May 2024, Ms. Findley served as the President, Chief Executive Officer and Director of Blue Apron Holdings,
Inc. (formerly Nasdaq: APRN), an ingredient and recipe meal kit company. From May 2016 to December 2018, she was the Chief Operating Officer at Etsy, Inc. (NYSE: ETSY), a global e-commerce marketplace for unique and creative goods, where she oversaw product, design, marketing, and customer engagement and acquisition. Prior to Etsy, Ms. Findley held a variety of senior executive roles at Evernote Corp. from October 2012 to December 2015, including most recently as
Chief Operating Officer, and led global marketing, business development, and customer service for Alibaba.com Ltd. from
June 2009 to October 2012, based out of Hong Kong. Ms. Findley has served on the board of directors of Ralph Lauren
(NYSE: RL) since August 2018 and HeliosX since February 2025.
AMY O’KEEFE, 55
Executive Vice President and Chief Financial Officer (Joined the Company in December 2025)
Amy O’Keefe, Sleep Number® setting 65, serves as Executive Vice President and Chief Financial Officer for Sleep
Number and brings over 30 years of experience leading operational, strategic, and financial transformations across public and private companies in the consumer products, technology, and wellness sectors. From June 2023 to May 2025, Ms.
O’Keefe served as Chief Financial and Administrative Officer of Avaya LLC, a global communications software company, where she played a key leadership role in its operational, strategic, and financial transformation, driving significantly improved free cash flow. Prior to Avaya, O’Keefe spent nearly half of her career at The Black & Decker Corporation
(NYSE: SWK) and subsequently served as Chief Financial Officer for multiple public and private companies, including
Weight Watchers International (Nasdaq: WW), a global wellness company providing subscription-based commercial weight management programs with both in-person and digital-only offerings, from October 2020 to December 2022, Drive
DeVilbiss Healthcare, Savant Systems, and D&M Holdings. Ms. O’Keefe has served on the board of directors of
TruBridge, Inc. (Nasdaq: TBRG) since October 2024.
MELISSA BARRA, 54
Executive Vice President and Chief Product and Enterprise Strategy Officer (Joined the Company in 2013 and was
promoted to current role in April 2025)
Melissa Barra, Sleep Number® setting 30, serves as Executive Vice President and Chief Product and Enterprise Strategy
Officer. Ms. Barra oversees the Company's product portfolio, from development through distribution and is responsible for streamlining research and development efforts and ensuring that products, partnerships and distribution continue to evolve in ways that meet the needs of today's customers. From June 2019 to April 2025, Barra served as Executive Vice
President, Chief Sales and Services Officer, where she led the company’s customer-focused strategy and the organization’s sales, real estate, field services, customer relationships, and corporate technology teams. Barra joined
Sleep Number in 2013 as Vice President, Consumer Insights and Strategy. Prior to joining Sleep Number in February
2013, Ms. Barra held leadership positions in the U.S. and internationally in process reengineering, finance, strategic alliances and corporate development for Best Buy, Grupo Futuro S.A., Citibank and GE Capital. Ms. Barra has served on the board of directors of Pentair PLC (NYSE: PNR) since December 2021.
SAMUEL R. HELLFELD, 47
Executive Vice President and Chief Legal and Risk Officer and Secretary (Joined the Company in 2013 and was
promoted to current role in March 2022)
Samuel R. Hellfeld, Sleep Number® setting 35, serves as Executive Vice President and Chief Legal and Risk Officer and
Secretary and leads legal, internal audit, corporate security and asset protection. From September 2018 to March 2022,
Mr. Hellfeld served as Senior Vice President and Chief Legal and Risk Officer. From October 2015 to September 2018,
Mr. Hellfeld served as Vice President, Associate General Counsel. Mr. Hellfeld joined Sleep Number in March 2013 as
Corporate Counsel. Prior to joining Sleep Number, Mr. Hellfeld was a Partner in the law firm of Fox Rothschild LLP (fka
Oppenheimer Wolff & Donnelly LLP), practicing in the areas of litigation and intellectual property. Prior to 2010, Mr.
Hellfeld was an Associate at several national law firms and also served as Law Clerk in the United States Court of Appeals for the Ninth Circuit and the United States District Court, Southern District of California.

14 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
CHRISTOPHER D. KRUSMARK, 46
Executive Vice President and Chief Retail and People Officer (Joined the Company in 2005 and was promoted to Chief
Retail and People Officer in April 2025)
Christopher D. Krusmark, Sleep Number® setting 55, serves as Executive Vice President and Chief Retail and People
Officer, where he leads the retail selling experience and real estate footprint, ensuring both customers and team members are supported through connected enterprise processes. From July 2020 to April 2025, Mr. Krusmark served as Sleep
Number as Executive Vice President and Chief Human Resources Officer. From January 2023 through August 2023, Mr.
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
AMBER L. MINSON, 56
Executive Vice President and Chief Marketing Officer (Joined the Company in May 2025)
Amber L. Minson, Sleep Number® setting 55, serves as the Executive Vice President and Chief Marketing Officer for
Sleep Number. She leads the company’s integrated marketing strategy, driving sustained demand generation, enhancing brand visibility and delivering media efficiency. She is an accomplished leader with more than two decades of marketing and brand strategy experience. Most recently, from July 2024 to April 2025, Ms. Minson served as Chief Marketing Officer of Casper Sleep Inc., a consumer sleep products company that designs, manufactures, and sells mattresses and related sleep accessories, under a contract agreement. From January 2023 to May 2024, she served as Chief Revenue Officer, as well as from October 2022 to January 2023, as Chief Marketing Officer at Blue Apron Holdings, Inc. (formerly Nasdaq:
APRN), an ingredient and recipe meal kit company. where she was responsible for all revenue generating and customer-
facing functions, including growth through strategic pricing and promotional initiatives. From 2020 to 2022, Ms. Minson served at Chief Marketing Officer for Foreground LLC, a company that helps photographers and photo consumers create memories that last a lifetime. Ms. Minson also built and scaled high performance marketing organizations for companies including Intuit, Alibaba, Home Shopping Network (HSN) and Comcast NBCUniversal.
TANYA SKOGERBOE, 50
Senior Vice President and Chief Supply Chain and Transformation Officer (Joined the Company in February 2007 and
was promoted to Chief Supply Chain and Transformation Officer in February 2025)
Ms. Skogerboe, Sleep Number® setting 35, serves as the Senior Vice President and Chief Supply Chain and
Transformation Officer for Sleep Number. In her role, she is responsible for leading all aspects of the company’s supply chain operations – from manufacturing to fulfillment – to ensure quality, consistency and efficiency at every step of the customer journey. Ms. Skogerboe also oversees the rigorous transformation efforts of the company to get closer to the customer and optimize operations. Over her almost 20 year career at Sleep Number, she has held senior leadership positions in services and strategy, customer experience and commercial channel operations. Prior to joining Sleep
Number, Ms. Skogerboe served as manager of global sales for Northwest Airlines.

15 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
Available Information
Sleep Number is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange
Act) and its rules and regulations. The Exchange Act requires the Company to file reports, proxy statements and other information with the Securities and Exchange Commission (SEC).
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
The Company also makes available, free of charge on its website, the charters of the Audit Committee, Management
Development and Compensation Committee and Corporate Governance and Nominating Committee, as well as its Code of Business Conduct and Ethics (including any amendment to, or waiver from, a provision of its Code of Business Conduct and Ethics) adopted by the Company’s Board of Directors (Board). These documents are posted on the Company’s website: select the “Investors” link, the “Governance” link and then the “Governance Documents” link. The information contained on the Company’s website or connected to its website is not incorporated by reference into this Form 10-K and should not be considered part of this report.
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
Risks Related to our Business and Industry
Adverse changes in general economic conditions and consumer sentiment have reduced, and could continue to reduce discretionary consumer spending and, as a result, have adversely affected and could continue to adversely affect the Company’s sales, profitability, cash flows, availability of credit, and financial condition.
The Company’s success depends significantly upon discretionary consumer spending, which is influenced by a number of general economic factors, including without limitation economic growth, consumer confidence and sentiment, consumer disposable income, the housing market, employment, fuel prices, income and debt levels, interest rates, inflation, taxation, consumer shopping trends and the level of customer traffic, political conditions, inclement weather, natural disasters, recession and fears of recession, civil unrest and disturbances, terrorist activities, war and fears of war, as well as perceptions of personal wellbeing and security, health epidemics or pandemics. Adverse trends in these general economic factors and reduced consumer spending have and may continue to adversely affect the Company’s sales, profitability, cash flows, financial condition, availability of credit, including with respect to the Company’s current credit facility, its ability to service and pay down debt, and any potential new or replacement sources of credit, or cause the Company to breach covenants or other terms contained in its Credit Agreement, which could materially adversely affect the Company’s business, results of operations, cash flows and financial condition. In the first quarter of 2026, to date, our net sales have

16 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
been adversely affected by negative consumer sentiment, inclement weather, and we have experienced a year-over-year decrease in net sales.
Although previously high inflation subsided somewhat in 2024 and 2025, it may again increase due to various economic factors, such as the imposition of increased tariffs or other inflationary economic policies, and adversely affect the
Company’s business operations and financial results by increasing the costs of fuel, shipping, raw materials, labor, commodity, and other costs. While the Company has historically been able to pass along some cost increases to its customers, it has not and may not be able to offset such higher costs through price increases or other means, and its margins, profitability, cash flows, availability of credit, and financial condition have been and could continue to be adversely impacted.
The federal funds rates have fluctuated over the past three years and remain relatively high compared to the 10-year average, adversely affecting customer purchasing behavior. It is uncertain whether the Federal Reserve will hold, reduce, or increase the rate going forward and such uncertainty, as well as any Federal Reserve action or non-action with respect to the rate, has and may continue to negatively affect customer purchasing behavior, which has and may continue to adversely affect the Company’s sales, profitability, cash flows, credit availability and financial condition.
The United States (U.S.) debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades, economic slowdowns, or a recession in the U.S. The federal government has shutdown in 2026 and risks of additional government shutdowns or sovereign defaults remain if the spending bills necessary to fund the government through 2026 are not passed by Congress. Whether or not these concerns materialize, growing uncertainty may reduce consumer confidence and increase levels of unemployment, all of which may reduce demand for the Company’s products, causing harm to its sales, profitability, cash flows, availability of credit, and financial condition.
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
The Company’s Credit Agreement currently bears interest at a variable rate. The Company bears the risk that the rates charged by the Company’s lenders will outpace expectations and the earnings and cash flow of its business. This has reduced the Company’s profitability and has potential to continue to reduce profitability in addition to the potential to adversely affect the Company’s ability to service its debt, or cause the Company to breach covenants or other terms contained in its Credit Agreement, which could materially adversely affect the Company’s business, results of operations, cash flows and financial condition.
A reduction in the availability of, or increase in the cost of, credit to consumers generally or under the
Company’s existing consumer credit programs has negatively impacted, and could continue to negatively impact, the Company’s sales, profitability, cash flows and financial condition.
A significant percentage of the Company’s sales are made under consumer credit programs through third parties. The amount and cost of credit available to consumers may be adversely impacted by macroeconomic factors, including general economic conditions, consumer confidence and sentiment, consumer disposable income, the housing market, employment, fuel prices, income and debt levels, interest rates, inflation, taxation, political conditions and uncertainty with respect to the presidential administration, inclement weather, natural disasters, recession and fears of recession, civil unrest and disturbances, terrorist activities, war and fears of war, including the war between Russia and Ukraine and the conflicts in the Middle East, as well as consumer perceptions of personal wellbeing and security, health epidemics or pandemics, which could cause suppliers of credit to adjust their lending criteria and costs. These macroeconomic factors have, and may continue to, adversely impact the cost of credit which, in turn, has and may continue to negatively impact the Company’s sales, profitability, cash flows and financial condition.
Synchrony Bank provides credit to the Company’s customers through a private label credit card agreement that is currently scheduled to expire on December 31, 2028, subject to earlier termination upon certain events. Adverse trends in general economic factors and reduced consumer spending have and may continue to adversely affect the Company’s sales, profitability, cash flows, financial condition, availability of credit, including with respect to the Company’s agreement

17 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
with Synchrony Bank, or cause the Company to breach covenants or other terms contained in its agreement with
Synchrony Bank, which could materially adversely affect the Company’s business, results of operations, cash flows and financial condition. Synchrony Bank has discretion to control the content of financing offers to the Company’s customers and to set minimum credit standards under which credit is extended to customers.
Reduction of credit availability due to changing economic conditions, including rising inflation, increased interest rates, changes in credit standards under the Company’s private label credit card program or changes in regulatory requirements, or the termination of its agreement with Synchrony Bank, could harm the Company’s sales, profitability, cash flows and financial condition.
The Company may not be successful in achieving the expected improvements, growth, cost savings, and other benefits related to its turnaround strategy and such actions could have adverse effects on the Company.
The Company’s turnaround strategy is centered on product, marketing and distribution, as well as ongoing cost savings and operating efficiencies, to reignite growth and increase financial resilience. The Company’s turnaround strategy and its execution thereof may not be successful, which could adversely impact the Company’s business, results, profitability, cash flows, availability of credit, and financial condition. Current or future demand may not support the costs of the Company’s turnaround strategy, infrastructure at an acceptable margin, or vertically integrated business model. A failure or delay in implementing or realizing the anticipated improvements, growth, cost savings, and other benefits of the turnaround strategy could materially and adversely impact the Company’s business, results, profitability, cash flows, availability of credit, and financial condition. Investments, costs and charges necessary or incurred in connection with implementing the turnaround strategy may be significant and have been and may continue to be higher than expected. In addition, implementing the cost savings and operating efficiency plans has and could continue to negatively impact the Company’s workforce, partnerships, initiatives, innovation, brand, customer experience, and development plans or otherwise interfere with the Company’s ability to grow and compete effectively, each of which could adversely impact the Company’s business, results, profitability, cash flows, availability of credit, and financial condition.
Risks Related to Indebtedness and Liquidity
There is substantial doubt about the Company’s ability to continue as a going concern, and this may adversely affect our stock price, our ability to raise capital or enter into strategic transactions, and our relationships with key stakeholders.
In accordance with ASC Topic 205-40, Going Concern, the Company’s management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to the Company’s forecasted liquidity and cash consumption requirements for one year from the date of issuance of our consolidated financial statements included in this
Annual Report on Form 10-K.
As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Liquidity and Capital Resources, the Company has, throughout 2025, announced certain fixed cost reductions, pursued alternative financing, and continues to pursue its turnaround strategy, however the timing, costs and realization of these cannot be guaranteed to ensure sufficient cash flow is generated to provide liquidity to meet the Company’s obligations.
While these actions demonstrate a series of material steps taken to improve the Company’s financial condition, the
Company has a history of net losses over the past three years and expects to continue to incur additional losses in the near future. In addition, the Company anticipates that it will not remain in compliance with the financial covenants of its
Credit Agreement for the next twelve months. Inability to remain in compliance with such covenants will result in an event of default under the Credit Agreement, allowing the lenders thereunder to declare all indebtedness thereunder due and payable and terminate remaining commitments. As a result of these considerations, the Company’s liquidity may be insufficient to meet its obligations for at least one year from the date of issuance of these financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.
Management’s plans to address the substantial doubt about the Company’s ability to continue as a going concern, as described above, include the following actions:
•execute the Company’s turnaround strategy centered on product, marketing and distribution with ongoing cost savings and operating efficiencies to reignite growth and increase financial resilience;

18 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
•engage in negotiations with the lenders in its Credit Agreement with the goal of amending or waiving financial covenants and certain other provisions of its credit facility; and
•engaged financial advisors to assist in negotiating with the lenders and identifying and securing additional capital options, alternative financing arrangements, strategic alternatives, or other comprehensive solutions to address the Company’s capital structure and leverage needs to return to growth and create long-term value.
There can be no assurance of the Company’s ability to realize these plans, and the Company’s ability to realize these plans depends, in part, on factors beyond the Company’s control. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.
There may be adverse impacts to the Company’s stock price, the Company’s ability to obtain supplies and services on credit and the Company’s ability to raise capital, obtain waivers of the covenants under, or refinance the indebtedness under, its Credit Agreement or enter into strategic transactions, or the Company’s relationship with its key stakeholders and other counterparties as a result of the uncertainty regarding its ability to continue as a going concern or successfully execute its plan to address the substantial doubt related thereto. If the Company is unable to successfully execute its mitigation plan or obtain sufficient financial resources, its business, results of operations, financial condition, and cash flows could be materially and adversely affected and it could be forced to terminate, significantly curtail or cease our operations, pursue strategic alternatives or commence a case under the U.S. Bankruptcy Code.
The Company will require additional capital and its access to such capital or alternative financing options may depend on factors beyond the Company’s control or may require the Company to accept unfavorable terms.
Absent a material improvement in the Company’s performance, the Company will need to obtain additional capital to enable the Company to fund its operations, execute its business and turnaround strategies, service and repay its indebtedness or to fund other liquidity needs. If the Company is unable to obtain additional capital to fund its operations and strategies or satisfy its debt obligations, it will have to undertake alternative financing options, such as refinancing or restructuring its indebtedness, selling assets, reducing or delaying capital investments, raising additional capital or pursuing strategic alternatives, including commencement of a case under the U.S. Bankruptcy Code. The Company’s ability to execute on these actions will depend on numerous factors including the Company’s financial condition at such time and the condition of the capital markets and other factors beyond the Company’s control. Any new capital or refinancing of the Company’s indebtedness could be at higher interest rates and could require the Company to comply with more onerous covenants or other unfavorable terms, which could further restrict its business operations. The
Company cannot assure that any new capital raise, refinancing or debt restructuring would be possible, or if possible, would be completed on favorable or acceptable terms. If sufficient cash from operations, refinancing, or external funding is not available, the Company may be unable to adequately fund its business plan and operations and the Company’s business, results of operations, cash flows and financial condition would be materially and adversely affected.
The Company’s credit facility contains financial covenants and other restrictions that may limit the Company’s financial and operational flexibility or otherwise adversely affect our results of operations.
The terms of the Company’s credit facility, as set out in the Credit Agreement, includes a number of covenants, restrictions and payment requirements that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, sell or otherwise dispose of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions or change the nature of our business. These may restrict the Company’s current and future operations and could adversely affect its ability to finance its future operations or capital needs. In addition, complying with the covenants and restrictions may make it more difficult for the Company to successfully execute its business and turnaround strategies. In addition, the Credit Agreement includes financial covenants that, among other things, require the Company to maintain a minimum liquidity amount and to satisfy certain leverage ratios, interest coverage ratios and EBITDA targets. Absent a material improvement in the Company’s financial performance, it will be unable to satisfy these ratios during 2026. A failure to comply with the covenants, restrictions or payment requirements set out in the Credit Agreement could result in an event of default, which, if not cured or waived, would give the lenders the right to terminate their commitments to provide additional loans, declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, increase the interest rates applicable to such debt, and exercise rights and remedies, including by way of initiating foreclosure proceedings against any assets constituting collateral for the obligations under the credit facilities. If our debt were to be accelerated, the Company may not have sufficient liquidity or the ability to refinance the debt or sell sufficient assets to repay the debt, which could immediately

19 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
adversely affect the Company’s business, results of operations, financial condition, and cash flows. Even if the Company were able to obtain new financing, such financing may not be on favorable or acceptable terms.
Risks Related to the Company’s Marketing Strategy and Execution of Total Retail Distribution Strategy
The Company’s future growth and profitability depend upon the effectiveness and efficiency of its marketing programs and promotions.
The Company is highly dependent on the effectiveness of its marketing messages, the efficiency of its advertising expenditures in generating consumer awareness, consideration and conversation leading to sales of its products, and the ability to competitively price its products. Sleep Number continues to evolve its marketing strategies, adjust its messages and promotional discounts, differentiate its products, and review the amount it spends on advertising, the timing of its spend, and where it is spent. The Company may not always be successful in developing effective messages or addressing consumer perception regarding the price of its products, as the consumer and competition change, or in achieving efficiency in its advertising expenditures. The Company has been and may continue to be constrained in its ability to invest in advertising at a rate sufficient to drive demand.
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
Consumers expect seamless digital experiences and interactions as a part of their shopping experience. As a result, the
Company’s future growth and profitability will depend in part on (i) the effectiveness and efficiency of the Company’s online experience, including without limitation advertising and search marketing and optimization programs and how our brand shows up in artificial intelligence overviews and summaries, in generating consumer awareness and sales of its products; (ii) the Company’s ability to prevent confusion among consumers that can result from search engines that allow competitors to use its trademarks to direct consumers to competitors’ websites through confusing or misleading advertisements; (iii) its ability to prevent Internet publication of false or misleading information regarding its products or the
Company’s competitors’ products; (iv) reviews of Sleep Number’s products; (v) the nature and tone of consumer sentiment, including those published online or elsewhere; and (vi) the stability and effectiveness of the Company’s website. Competitor spending on digital marketing programs has and may continue to increase, including without limitation from a number of direct-to-consumer, digital and omnichannel retailers, which, in turn, has and may continue to increase the cost of the Company’s digital marketing programs and online search terms.
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
The vast majority of the Company’s sales occur through Total Retail, including its retail stores and website. The
Company’s retail stores carry significant fixed costs, and it has made significant capital expenditures in that store footprint.
The Company is highly dependent on its ability to maintain and increase sales per store to cover these fixed expenses, provide a return on its capital investments and improve the Company’s operating margins. As a part of the Company’s cost savings and operational efficiencies, select stores have been closed and additional stores are expected to be closed, and store remodels have been delayed. These closures and older retail store designs have resulted and may continue to result in higher than expected costs, charges, continued rent liability, lost sales, lower brand awareness, weakened customer experience, deteriorated reputation, or otherwise negatively impact the Company’s sales, profitability, cash flows, availability of credit, and financial condition.

20 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
Some of the Company’s stores are mall-based, which stores depend on the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic. Any decrease in mall traffic, including due to increased online shopping, could adversely affect the Company’s sales, profitability, cash flows, availability of credit, and financial condition.
The Company’s Total Retail distribution strategy results in relatively few points of distribution, including 600 retail stores in
50 U.S. states as of the end of 2025, Online, Phone and Chat. Several of the mattress manufacturers and retailers with which the Company competes have significantly more brick-and-mortar points of distribution than it does, which makes the Company highly dependent on its ability to drive consumers to its points of distribution to maintain and gain market share.
When the Company is better positioned to extend existing leases or open new stores in the future, it may encounter higher than anticipated rents, be unable to find or obtain suitable new locations or renew existing locations, and may need to navigate a deteriorated reputation among potential landlords.
Risks Related to the Company’s Ability to Compete Effectively
Significant competition has affected and is likely to continue to adversely affect the Company’s business.
As a vertically integrated business, the Company’s products and distribution face significant competition from both manufacturers of different types of mattresses and a variety of retailers.
The mattress industry is becoming more concentrated among the largest manufacturers of innerspring mattresses and foam mattresses and one dominant national mattress manufacturer and retailer. The dominant national mattress manufacturer and retailer may further consolidate through an announced potential acquisition of a national foam and adjustable base supplier. In recent years, numerous direct-to-consumer companies and low-cost importers have entered the market, offering “bed-in-a-box” or similar products primarily through online distribution directly to consumers though many now also partner with traditional mattress retailers. A variety of sleep tracking and monitoring products that compete with the Company’s SleepIQ technology have been introduced by various manufacturers and retailers, both within and outside of the traditional mattress industry. A variety of mattress and base manufacturers have also come to market with copycat smart beds, some featuring a version of what they market as “adjustable firmness.” This competition has and may continue to increase the costs of search terms and digital advertising and otherwise adversely affect the Company’s business.
Some of the Company’s competitors have substantially greater financial, marketing and manufacturing resources, greater investment in customer experience, and greater brand name recognition than the Company does and sell products through broader and more established distribution touchpoints, which has and may continue to negatively impact traffic to the Company’s distribution points. Consolidation in the mattress industry has and may continue to amplify this disparity.
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
The Company’s products and services are highly differentiated from traditional innerspring mattresses and from viscoelastic and other foam mattresses, which have little or no technology and do not rely on electronics and air control systems. As a result, the Company’s beds may be susceptible to failures that do not exist with traditional or foam

21 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
mattresses. Also, the Company has launched and is launching new products on a faster timeline than the Company’s prior product launches, which truncated timeline could result in unforeseen issues like potential technical or quality issues.
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
The Company faces an inherent risk of exposure to product liability claims or regulatory actions if the use of its products is alleged to have resulted in personal injury or property damage. If any of the Company’s products proves to be defective or non-compliant with applicable regulations such as the federal Consumer Product Safety Commission flammability standards, the Company may be required to recall or redesign such products. The Company has at times experienced product liability claims and regulatory actions and may experience such actions in the future. The Company maintains insurance against some forms of product liability claims, but such coverage may not be applicable to, or adequate for, liabilities actually incurred. A successful claim brought against the Company outside of, or in excess of, available insurance coverage, or any claim or product recall that results in significant adverse publicity about the Company, may have a material adverse effect on the Company’s sales, profitability, cash flows and financial condition.
The Company’s future growth and profitability depend in part on its ability to continue to improve and expand its product line, anticipate and respond to changing consumer trends, and to successfully execute new product introductions.
The Company’s ability to compete effectively in the highly competitive sleep and wellness field and to profitably maintain or grow its market share depend in part on its ability to continue to improve and expand the Company’s product line of adjustable firmness air beds, adjustable bases, SleepIQ technology, and related accessory products. The Company incurs significant research and development and other expenditures in the pursuit of improvements and additions to its product line and is re-prioritizing research and development resources in this highly constrained environment. As part of the
Company’s turnaround strategy, it is repositioning the brand and reducing its core lineup from twelve mattresses to seven mattresses, including five new mattresses, and doing so on a faster timeline than the Company’s prior product launches. If these efforts do not result in meaningful product improvements, if the Company is not able to timely anticipate and respond to changing consumer trends and to gain widespread consumer acceptance of product improvements or new product introductions, or there are delays or production limitations with respect to its product improvements or new product introductions, the resulting impacts on our product mix and distribution strategy could adversely affect the
Company’s sales, profitability (including margin), cash flows and financial condition. The Company’s comprehensive new product launch as part of its turnaround strategy has and may continue to result in inventory management issues including increased obsolescence and write-offs, as well as, inventory shortages and longer fulfillment times, which would adversely affect the Company’s sales, profitability (including margin), cash flows and financial condition.
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
also subject to varying expiration dates. In addition, the laws of some foreign countries may not protect its intellectual property rights and confidential information to the same extent as the laws of the U.S. If the Company is unable to protect and enforce its intellectual property, the Company may be unable to prevent other companies from using the Company’s

22 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
Risks Related to the Company’s Reliance on Third Parties and Reliance on a Global Supply Chain
The Company relies upon several key suppliers and third parties that are, in some instances, the only source of supply or services currently used by the Company for particular materials, components, products, systems, services, or consumer financing. A disruption in the supply or substantial increase in cost of any of these products or services has, and could continue to, harm the Company’s sales, profitability, cash flows, availability of credit, and financial condition.
Sleep Number currently obtains all the materials and components used to produce its smart beds from outside sources including some that are located outside the U.S. In several cases, including its air chambers, integrated non-adjustable foundations, adjustable foundations, various components for its Firmness Control and Smart Control systems, certain electronic componentry, certain foam formulations, as well as its fabrics and zippers, the Company obtains these materials, components and products from suppliers who serve as the only source of supply, or who supply the vast majority of the Company’s needs of the particular material, component or product. While the Company believes that some of these materials, components and products, or suitable replacements, could be obtained from other sources in the event of a disruption or loss of supply, it has not been able to, and in the future may not be able to, find alternative sources of supply or alternative sources of supply on comparable terms, quantities and timelines. If the Company’s relationship with these suppliers or the suppliers’ services are disrupted, terminated or otherwise negatively impacted, including by consolidations in the industry or by government actions, such as the imposition of tariffs or other trade restrictions, the
Company could have difficulty in replacing these sources since there are relatively few other suppliers presently capable of manufacturing these components and products or that offer similar services. Constraints on the ability of certain of its suppliers to timely meet commitments, including in an environment of increased demand for consumer products and services and labor challenges, has, and may continue to, adversely impact the Company’s ability to meet its products and services demand, result in additional costs, or otherwise adversely impact the Company’s business, operations and financial results.
The Company also relies on limited critical suppliers for its information technology systems and services and e-commerce as well as Synchrony Financial for the majority of its consumer financing services. If the Company’s relationship with these suppliers or the suppliers’ services are disrupted, terminated or otherwise negatively impacted, the Company could have difficulty in replacing these systems, services and e-commerce in a timely and cost-effective manner, adversely impacting the Company’s sales, profitability, cash flows, availability of credit, and financial condition.
In addition, third parties on which the Company relies, for various reasons have demanded or required or may demand or require changes to their payment terms and frequency, credit limits and exposures, or other contractual terms with the
Company. As a part of its turnaround strategy and cost savings and operational efficiencies, the Company has and will continue to carefully manage its cash, including extending payment terms and delaying payments. If the Company is unable to accommodate or otherwise resolve third-party demands, changes to contractual terms or perceived deterioration of its credit worthiness, the Company’s supply of goods, products and services from these third parties could be disrupted, terminated or otherwise negatively impacted and the Company may not be able to or could have difficulty in replacing the supply of such goods, products and services in a timely and cost-effective manner, adversely impacting the
Company’s sales, profitability, cash flows, availability of credit, and financial condition.
Fluctuations in commodity prices or availability, or third-party delivery or logistics costs, have resulted, and could continue to result, in an increase in component costs and/or delivery costs.
The Company’s business is subject to significant increases or volatility in the prices or availability of certain commodities, including but not limited to electronic componentry, fuel, oil, natural gas, rubber, cotton, plastic resin, corrugate, steel and chemical ingredients used to produce foam, as well as third-party logistic costs. Tariffs on these commodities, increases in prices of these commodities or logistics costs, supply shortages or other inflationary pressures have resulted, and may

23 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
continue to result, in significant cost increases for the Company’s raw materials and product components, as well as increases in the cost of delivering its products to customers. The Company has been, and may continue to be, unable to offset any such increased costs through value engineering and similar initiatives, or through price increases or availability, and, as a result, the Company’s profitability, cash flows and financial condition have been, and may continue to be adversely impacted. Price increases to offset the increased costs, have, and may continue to, adversely impact the
Company’s sales volumes.
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
Sleep Number’s air chambers, certain electronic components, and some of its other components are manufactured outside the U.S., and therefore are subject to risks associated with foreign sourcing of materials, including but not limited to:
•Existing or potential duties, tariffs or quotas on certain types of goods that may be imported into the U.S., including recent and proposed unilateral tariffs, tariffs on certain goods from China and Mexico, tariffs on goods subject to the
United States-Mexico-Canada Agreement (USMCA), and recent and proposed tariffs on materials such as steel;
•Foreign regulations that may impact availability or cost of supply;
•Political instability, unrest, geopolitical turmoil, acts of terrorism, global conflicts, including geopolitically challenging situations in regions such as Russia, the Middle East and China, outbreaks of pandemics or contagious diseases, shipping delays, foreign or domestic strikes, customs inspections, changes in immigration rates, laws, and enforcement, or other factors resulting in disruption in supply, transportation, trade, labor, or the availability of global contractors utilized in the Company’s business operations;
•Foreign currency fluctuations;
•Economic uncertainties, including inflation and policies that may have an inflationary effect, such as tariffs; and
•Adverse weather conditions, climate change or other natural or man-made disasters.
The Company cannot predict whether the countries in which some of its components are manufactured, or may be manufactured in the future, or where the Company contracts for labor will be subject to new or additional trade restrictions imposed by the U.S. or other foreign governments, including the likelihood, type, or effect of any such restrictions. The
U.S. government has implemented certain trade policies, including imposing and proposing tariffs on most of our foreign suppliers. A significant portion of the Company’s imports are subject to the USMCA, so any changes increasing tariffs under the USMCA would have negative consequences. Similarly, some of the Company’s third-party suppliers have disclosed that they may source, directly or indirectly, a portion of their supply chain requirements of 3TGs or fabrics from
China, which materials have generally been under scrutiny for potential ties to Uyghur forced labor camps. These factors have, and could continue to, increase the costs of doing business with foreign suppliers, lead to inadequate inventory levels or delays in shipping products to customers, or the need to find new sources for certain materials on short notice, which could harm the Company’s sales, customer satisfaction, profitability, cash flows and financial condition.
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
the U.S. and warmer climates globally may be particularly impacted by extreme weather, such as hurricanes, natural disasters, droughts, wildfires and rising sea levels. These events have disrupted, and may continue to, disrupt the
Company’s operations and ability to source components and products.

24 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
The Company has been, and could continue to be, vulnerable to shortages in supply of components necessary to manufacture its products due to its manufacturing processes which operate with minimal levels of inventory or due to global shortages of supply of electronic componentry or other materials, unexpected increased consumer demand or inadequate demand forecasting, which, in turn, has and may continue to harm its ability to satisfy consumer demand and adversely impact the Company’s sales and profitability.
A significant percentage of the Company’s products are assembled after it receives orders from customers utilizing manufacturing processes with minimal levels of raw materials, work-in-process and finished goods inventories. Lead times for ordered components may vary significantly, and some components used to manufacture its products are provided on a sole source basis. The Company’s ongoing efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects such as increased storage costs or excess supply. Shortage of materials caused by disruptions and unavailability of supply, an increase in the demand for some or all of its products or inability to adequately forecast supply needs, has harmed and could continue to harm the Company’s ability to satisfy customer demand, delay deliveries of its products to customers, lead to customer cancellations and returns, delay the development and launch of new products, and increase its costs. These risks have been and will continue to be exacerbated by developments in the semiconductor and technology supply chain, including increased global demand for more sophisticated, high‑performance computing and artificial intelligence‑related chips, which has and will continue to strain and divert manufacturing capacity and supplier resources from the production of lower‑capacity or legacy chips that remain critical to many of the Company’s products. In addition, the Company may carry some excess inventory of certain components for various products from time to time especially when the Company has faced component shortages or when the Company introduces new products that use different components, and if the Company is unable to use that excess inventory fully or timely, the
Company may run the risk of obsolescence, which could result in write-downs of inventory and an adverse effect on gross margins. As the Company executes its turnaround strategy, and has launched and is launching new products, for a product transition that repositions the brand and reduces its core lineup from twelve mattresses to seven mattresses, including five new mattresses, on a faster timeline than any prior product launches, it has incurred and may continue to incur inventory obsolescence related to this significant product transition. Any such impacts or delays have and may continue to adversely affect the Company’s sales, customer satisfaction, profitability, cash flows and financial condition.
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
There are three additional ADCs (Minneapolis, MN; Cincinnati, OH; and Dallas, TX). The five ADCs leverage component inventory to pre-assemble 100% of its mattresses to order rather than stocking finished goods. The Company has field service and home delivery operations and contractors that deliver and service its products across the country as well as a bedding fulfillment center that ships bedding products to consumers via third-party services. The product development and testing operations primarily occur in the Company’s corporate headquarters in Minneapolis, Minnesota and Sleep Number
Labs facility in San Jose, California. Sleep Number’s customer service operations are largely remote positions with team members located across the country and international third-party contractors, and the Company has retail stores across the country. Disruption to any of the Company’s operations, facilities, workforce, third-party contractors, or the Company’s nationwide logistics network, could harm or delay its ability to satisfy customer demand, develop, test and launch new products, service its products and customers, and increase its costs. While the Company’s metrics related to customer’s experience indicate that the customer experience has improved over prior year, the Company’s customer service operations remain reliant on third-party contractors. Such impacts and delays could adversely affect the Company’s sales, customer satisfaction, profitability, cash flows, availability of credit, and financial condition.

25 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
Any future acquisitions, business combinations or divestitures the Company completes involve a number of risks, the occurrence of which could adversely affect the Company’s business, reputation, operating results and financial condition.
The Company’s ability to complete future acquisitions, business combinations or divestitures will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; the Company’s ability to compete effectively for transaction candidates; and the availability of capital and personnel to complete such transactions and run the resulting operations effectively. The benefits of the transaction may take more time than expected to develop, integrate into or divest from the Company’s operations, and the Company cannot guarantee that future transactions will, in fact, produce any benefits. Such transactions may involve a number of risks, the occurrence of which could adversely affect the
Company’s business, reputation, operating results and financial condition, including: (i) diversion of management’s attention; (ii) disruption to the Company’s existing operations and plans or the inability to effectively manage the
Company’s expanded operations; (iii) reallocation of amounts of capital from other operating initiatives and/or an increase in the Company’s leverage and debt service requirements to fund any such transactions, which could in turn restrict the
Company’s ability to access additional capital when needed or pursue other important elements of its business strategy;
(iv) infringement by acquired businesses of intellectual property rights of others; (v) violation of confidentiality, intellectual property and non-compete obligations or agreements by employees of an acquired business or lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business; (vi) inaccurate assessment of additional post-transaction investments, undisclosed, contingent, tax or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs; (vii) incorrect estimates made in the accounting for transactions and incurrence of non-recurring charges, including restructuring charges in connection with any future effort to reduce costs and streamline operations; and (viii) additional risks that may arise as a result of the transaction with international entities, including managing international laws and regulations applicable to the business, operations and personnel.
Risks Related to Workforce
The Company’s operating performance, profitability, and future growth depend upon its ability to attract, retain and motivate qualified and effective personnel.
As a vertically integrated manufacturer and retailer, the Company’s future growth and profitability will depend upon its ability to attract, retain and motivate qualified personnel in a wide variety of areas to execute its growth strategy, including qualified management and executive personnel, retail sales professionals and managers, and manufacturing, home delivery and technical personnel. In addition, the Company’s success will depend upon the effectiveness of its organizational leadership and managers as well as the capabilities of its team members; some of these risks may be heightened while the Company executes its turnaround strategy and ongoing cost savings and operational efficiencies.
Labor challenges or other economic factors may prevent the Company, and its suppliers and vendors, from successfully hiring and retaining qualified personnel especially for critical business functions. The failure to attract, retain and motivate qualified personnel or the lack of effective organizational leadership, management or appropriate team capabilities or resources may hinder the Company’s ability to execute its turnaround strategy, growth initiatives, business operations, and may adversely impact the Company’s sales, profitability, cash flows and financial condition.
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
The Company is subject to a variety of laws and regulations. Laws and regulations at the international, federal, state and local levels frequently change and the Company cannot always reasonably predict the impact from, or the ultimate cost of compliance with, future regulatory or administrative changes. Changes in law, the imposition of new or additional

26 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
Legislative or regulatory changes that impact the Company’s relationship with its workforce, such as minimum wage requirements or health insurance or other employee benefits mandates, could increase the Company’s expenses and adversely affect its operations. While it is Sleep Number’s policy and practice to comply with legal and regulatory requirements and its procedures and internal controls are designed to promote such compliance, the Company cannot assure that all of its operations will comply with all such legal and regulatory requirements. Further, laws and regulations change over time and the Company may be required to incur significant expenses, modify its operations, or delay new product introductions in order to ensure compliance. This could harm the Company’s profitability, cash flows and financial condition. If Sleep Number is found to be in violation of any laws or regulations, it could become subject to fines, penalties, damages or other sanctions as well as potential adverse publicity or litigation exposure. This could adversely impact the
Company’s business, reputation, sales, profitability, cash flows and financial condition.
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
The Company’s information systems and information systems of third-party vendors it uses to assist in the storage and management of information, including on-premise and cloud-based systems, contain personal, financial, and SleepIQ®
data and information related to its customers and team members collected and maintained in the ordinary course of its business. These information systems also contain confidential Company data regarding its business and innovations. The
Company’s use and dependence on its information systems requires data storage in cloud-based systems. While the
Company maintains, and requires the Company’s third-party vendors to maintain, security measures to protect this information, a breach of these security measures, such as through third-party action and attacks, team member error, access to its data and systems, malfeasance or otherwise, could compromise the security of the Company’s data and customers’ and team members’ personal information. Like many other businesses, Sleep Number has and will likely continue to experience cyber-based attacks and incidents from time to time. As the techniques used to breach security measures change frequently and may not be recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, the Company or its third-party vendors may not be successful in timely identification or containment of cyber-based attacks and incidents. Any failure of the Company’s systems and processes or its third-party vendors’ systems and processes to adequately protect its data or customer or team member personal information from exposure, theft or loss could adversely impact the Company’s business, reputation, sales, profitability, cash flows and financial condition.
Advancements in and adoption of, or the failure to effectively adopt, artificial intelligence and related technologies may increase cost and risks associated with competition, regulatory requirements, and cybersecurity threats.
Rapidly evolving technological and regulatory developments related to artificial intelligence and related technologies may increase competitive, legal, and security risks facing the Company. To effectively compete, the Company needs identify and evolve with emerging technological and broader industry trends, including technologies such as artificial intelligence and related technologies as well as to develop appropriate protections, safeguards, and policies for handling the processing of data. In addition, the regulatory and legal landscape regarding artificial intelligence is rapidly evolving and the Company may be challenged to timely comply in a cost-effective manner. Any actual or perceived failure to effectively

27 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
adopt artificial intelligence or related technologies, comply with evolving regulatory frameworks regarding, or if adoption introduces bias or other issues, the development and use of artificial intelligence could adversely affect the Company’s business operations, reputation, customer satisfaction, profitability, cash flows and financial condition. In addition, new artificial intelligence technologies may increase the risk of internal or external data loss, misappropriation of intellectual property, and enable cyber-attackers to create increasingly effective and powerful methods of cyber-attack, including, for example, the development of malicious code, denial-of-service attacks, use of quantum computing, sophisticated phishing attempts, and other attacks. The Company may not be able to sufficiently identify, withstand, and contain such attacks, which may cause disruption to business operations and harm the Company’s sales, customer satisfaction, profitability, cash flows and financial condition.
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
changes in financial estimates by securities analysts who follow the Company or its failure to meet these estimates or the expectations of investors; sales of shares of the Company’s common stock by Sleep Number or its shareholders particularly sales by its directors, executive officers and significant shareholders or the perception that these sales could occur. Although the Company’s common shares are listed on the Nasdaq Stock Market, the volume of trades on any given day may be limited and, as a result, shareholders might not be able to sell or purchase its common shares at the volume, price or time desired.
A substantial amount of the Company’s stock is held by a small number of large investors and significant sales of its common stock by one or more of these holders could adversely affect the Company’s stock price.
As of January 2, 2026, the Company’s 25 largest holders of common stock were investors who held approximately 79% of the outstanding shares of common stock in the aggregate. These investors have sold and may sell some or all of their shares at any time for a variety of reasons, and such sales could depress the market price of the Company’s common stock, which could adversely affect the Company’s stock price. In addition, any such sales of the Company’s common stock by these entities could also impair its ability to raise capital through the sale of additional equity securities.

28 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
The Company's effective tax rate could be adversely affected by changes in the valuation allowance of deferred tax assets or changes in tax laws. The Company has significant deferred tax assets and must generate sufficient earnings of the appropriate character in order to utilize its deferred tax assets. If the Company’s earnings remain flat or decline over an extended period of time, it may not be able to utilize its deferred tax assets and it has and may in the future need to record a valuation allowance against them that could adversely affect its results of operations, cash flows and financial condition in the period in which the valuation allowance is recorded. As of January 3, 2026, a valuation allowance of $55.3 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.
Risks Related to Environmental, Social and Governance Matters
The Company’s priorities and progress with respect to sustainability, or Environmental, Social and Governance
(ESG), matters, and scrutiny and evolving expectations from the public, investors, regulators, vendors, and other stakeholders may expose the Company to numerous risks, including risks to its reputation and stock price, additional costs, and compliance risks.
Different stakeholder groups have divergent views on ESG matters such environment, climate change, health and safety, supply chain management, diversity, equity and inclusion, labor conditions and human rights in the Company’s operations and supply chain, which increases the risk that any action or lack thereof with respect to ESG matters may be perceived negatively by at least some stakeholders and adversely impact the Company’s reputation and business. Sleep Number’s current ESG priorities reflect the Company’s strategic plans and aspirations and are not guarantees that it will be able to achieve them. The Company’s ability to achieve any ESG-related objectives is subject to numerous risks, many of which are outside of its control, including: the availability and cost of relevant technologies and materials and evolving regulatory requirements affecting relevant standards or disclosures. While some stakeholders may not be satisfied with the
Company’s ESG practices or initiatives or the speed with which the Company is implementing such initiatives, other stakeholders may be opposed to the implementation of such initiatives at all, which could result in customer backlash or other adverse effects. The ESG performance of the Company’s competitors, some of which are subject to more rigorous international ESG-related disclosure regulations, may be better perceived than the Company’s, which may result in potential or current customers, suppliers or investors electing to do business with its competitors rather than the Company, and may detract from the Company’s ability to attract or retain employees. Furthermore, the Company’s efforts to

29 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
accurately report its ESG status under evolving and competing standards has resulted and may continue to result in a lack of consistent or meaningful comparative data from period to period and which has and could result in revisions to the
Company’s ESG priorities and reported progress. The Company’s failure, or perceived failure, to pursue or fulfill its ESG priorities or to satisfy various reporting standards may present numerous operational, reputational, competitive, financial, legal, government enforcement action and other risks, any of which could have a material adverse impact, including on the Company’s reputation, stock price, and results of operations, cash flows and financial condition.
The SEC adopted climate disclosure rules, which would have required new climate-related disclosures in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. However, these climate-related disclosure rules remain stayed pending litigation in the Eighth Circuit Court of Appeals. The SEC has withdrawn its defense of the rules, creating uncertainty regarding their future applicability. At the state level, California has enacted legislation that would require the Company to make broad-based climate-related disclosures, and other states are considering similar measures. In addition to requiring companies to quantify and disclose direct emissions data, the California rules seek disclosure of climate impact arising from companies’ operations, their business partners and the end-users of their products. The Company is refining its measurements and readiness to report under the California rules. Sleep Number has and will continue to incur costs relating to the collection, review and assurance for required disclosures of climate-
related information and may experience increased costs, litigation, regulatory, business, reputation, or other risks.
Climate change and legal or regulatory responses may adversely affect the Company’s business, operations and financial condition.
Climate change presents various near- and long-term risks that may adversely impact the Company’s business. The enactment of certain laws and regulations to address or limit the effects of climate change, or changes to existing laws and regulations, could mandate more restrictive standards or require such changes on a more accelerated time frame.
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
protect, detect, respond and recover. The Company regularly assesses the threat landscape for cybersecurity risks, with a strategy based on prevention, detection and mitigation. The Company’s information technology (IT) security team–led by the Chief Product and Enterprise Strategy Officer (CPESO)–reviews cybersecurity risks on an ongoing basis. IT security

30 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
team members who support the Company’s information security program have relevant educational and industry experience. The CPESO, and their team, provide regular reports to senior management, the Audit Committee, and other relevant teams on various cybersecurity threats, assessments and findings. The IT security team has established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats
(including Generative AI associated risks). These threats are also identified and assessed through the Company’s overall risk management program, including quarterly assessments of IT systems, cybersecurity, and related risks. The Company engages in an ongoing review of all cybersecurity events and threats to assess the materiality of each event, if any.
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
The Company implements processes to identify, prioritize, assess, mitigate and remediate risks associated with third-party service providers. It conducts security assessments of critical third-party providers before engagement and maintains ongoing monitoring to ensure compliance with the Company’s cybersecurity standards. The monitoring includes ongoing assessments by the IT security team. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties. The Company also contractually requires third parties it engages to have security programs commensurate with their risk, while retaining certain audit rights for higher risk third parties.
The Company regularly reminds its team members and contractors of the importance of handling and protecting customer and employee data. The Company provides all its team members with dedicated cybersecurity awareness training annually and conducts monthly phishing simulation testing and other cybersecurity awareness campaigns (e.g., intranet articles, cybersecurity awareness month). Further, the Company sponsors a year-long "Cybersecurity Champions
Academy" where team members from all across the Company are engaged in a cybersecurity-focused community which more deeply embeds cybersecurity awareness through monthly meetings, topical projects, and cyber-skill sharing.
The Company engages with a range of external experts, including cybersecurity assessors, auditors, and legal counsel, in evaluating and testing its cybersecurity risk management systems. This enables the Company to leverage specialized knowledge, experience and insights, to help ensure its cybersecurity strategies and processes remain current.
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
Management’s Role
The CPESO has primary operational responsibility for the Company’s cybersecurity function. The CPESO has served in various leadership positions for over 20 years, with 3 years specifically leading information technology. The CPESO, and the Chief Legal and Risk Officer have primary responsibility for assessing and managing material cybersecurity risks. This group, and their supporting teams, meets quarterly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. This group also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies~~.~~

31 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
Board Oversight
At the Board level, the Audit Committee is formally tasked with assisting the full Board in overseeing information security systems, including cybersecurity, and reporting to the Board with respect to significant and material developments or proposed changes to the Company’s cybersecurity framework. The Audit Committee receives regular reports from the
CPESO about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security threats and risks. The Audit Committee also receives regular updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, and relevant internal and industry cybersecurity incidents and emerging threats.
The Company has not experienced any material security incidents or data breaches as a result of a compromise of its information systems and is not aware of any cybersecurity incidents that have had a material impact, or are reasonably likely to materially effect, its business strategy, operating results, cash flows and financial condition.

32 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
addition, the mall-based retail store leases may require payment of contingent rent based on net sales in excess of certain thresholds. Certain retail store leases may contain options to extend the term of the original lease.
The following table summarizes the geographic locations of Sleep Number’s 600 retail stores as of January 3, 2026:

	Retail Stores		Retail Stores		Retail Stores
Alabama	9	Louisiana	10	Ohio	20
Alaska	1	Maine	3	Oklahoma	5
Arizona	14	Maryland	14	Oregon	8
Arkansas	7	Massachusetts	9	Pennsylvania	24
California	62	Michigan	19	Rhode Island	1
Colorado	15	Minnesota	14	South Carolina	10
Connecticut	6	Mississippi	5	South Dakota	2
Delaware	2	Missouri	12	Tennessee	14
Florida	44	Montana	4	Texas	54
Georgia	20	Nebraska	4	Utah	6
Hawaii	2	Nevada	6	Vermont	1
Idaho	3	New Hampshire	4	Virginia	18
Illinois	23	New Jersey	14	Washington	17
Indiana	14	New Mexico	4	West Virginia	3
Iowa	6	New York	19	Wisconsin	11
Kansas	5	North Carolina	20	Wyoming	2
Kentucky	8	North Dakota	2
				Total	600
Manufacturing, Distribution and Headquarters
The Company leases its 238,000 square-foot corporate headquarters in Minneapolis, MN. The lease term commenced in
November 2017 and runs through October 2032. The lease includes three five-year renewal options.
The Company has five assembly distribution centers (Irmo, SC; Salt Lake City, UT; Minneapolis, MN; Cincinnati, OH; and
Dallas, TX) with a combined total square footage of approximately 745,000 square feet. The Irmo, SC facility’s lease term ends June 2026. The other four facilities have lease terms ending between December 2029 through July 2032. The leases include one or two, five-year option renewals. The Company also operates a cut and sew manufacturing facility at the same location as it’s Irmo, SC assembly distribution center and a bedding fulfillment center at the same location as its
Cincinnati, OH assembly distribution center. The Company subleases two former assembly distribution centers with lease terms ending May 2028 and April 2030.

33 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
ITEM 3. LEGAL PROCEEDINGS
The Company’s legal proceedings are discussed in Note 14, Commitments and Contingencies, Legal Proceedings, of the
Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this
Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

34 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Sleep Number’s common stock trades on The Nasdaq Stock Market LLC (Nasdaq Global Select Market) under the symbol “SNBR.” As of January 31, 2026, there were approximately 174 holders of record of Sleep Number common stock.
Under the Company’s Credit Agreement, the Company is restricted from paying cash dividends, subject to narrow exceptions. However, Sleep Number has not historically paid, and has no current plans to pay, cash dividends on the
Company’s common stock.
Information concerning share repurchases completed during the fourth quarter of fiscal 2025 is set forth below:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
September 28, 2025 through October 25, 2025	523	$6.94	—	$348,071,000
October 26, 2025 through November 29, 2025	34,617	$5.27	—	348,071,000
November 30, 2025 through January 3, 2026	1,560	$8.32	—	348,071,000
Total	36,700	$5.43	—	$348,071,000
____________________
(1)Sleep Number did not repurchase any shares during the three months ended January 3, 2026 under its Board-approved $600 million share repurchase program (effective April 4, 2021).
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 36,700 shares of its common stock at a cost of
$199,000 during the three months ended January 3, 2026.
(3)There is no expiration date governing the period over which the Company can repurchase shares under its Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.

35 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG SLEEP NUMBER CORPORATION, S&P 400 SPECIALTY STORES INDEX,
AND THE NASDAQ STOCK MARKET (U.S.) INDEX
$200
$150
$100
$50
$0
12/28/19
01/01/22
12/31/22
12/30/23
12/28/24
01/03/26
Sleep Number Corporation
S&P 400 Specialty Stores Index
The Nasdaq Stock Market (U.S.) Index

	12/28/19	01/01/22	12/31/22	12/30/23	12/28/24	01/03/26
Sleep Number Corporation	$100	$94	$32	$18	$19	$10
S&P 400 Specialty Stores Index	$100	$146	$136	$167	$164	$159
The Nasdaq Stock Market (U.S.) Index	$100	$122	$82	$117	$154	$181
ITEM 6. RESERVED

36 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
•Ability to achieve the improvements, growth, cost savings, efficiencies and other benefits related to its turnaround strategy to avoid adverse effects and the costs to implement its turnaround strategy;
•Ability to continue as a going concern;
•Access to additional capital and its access to such capital or alternative financing options may depend on factors beyond the Company’s control or require the Company to accept unfavorable terms;
•Ability to manage our credit agreement, which contains financial covenants and other restrictions on our actions;
•Effectiveness and efficiency of the Company’s marketing strategy and promotions;
•Ability to execute Sleep Number’s Total Retail distribution strategy;
•Ability to compete effectively;
•Ability to achieve and maintain high levels of product and service quality;
•Ability to improve and expand the product line, anticipate and respond to changing consumer trends, and execute new product introductions;
•Ability to protect the Company’s technology, trademarks and brand, and the adequacy of its intellectual property rights;
•Dependence on, and ability to maintain working relationships with key suppliers and third parties, including some that are the only source of supply or services currently used by the Company;
•Fluctuations in commodity prices or third-party delivery or logistics costs and other inflationary pressures;
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
•Ability to effectively complete potential future acquisitions, business combinations or divestitures;
•Sleep Number’s ability, and the ability of its suppliers and vendors, to attract, retain and motivate qualified and effective personnel;
•Ability to comply with existing and changing government regulations and laws;
•Ability to identify and withstand cyber threats that could compromise the security of the Company’s systems or those of third parties upon which it relies and could result in a data breach or business disruption;
•Risks associated with advancements in, adoption of, or the failure to effectively adopt, artificial intelligence and related technologies;
•Adequacy of the Company’s and third-party information systems, and costs and disruptions related to upgrading or maintaining these systems;

37 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Data Reconciliations
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Business Overview
Sleep Number is the leader in personalized sleep wellness. Its mattresses are designed to evolve with each sleeper to help them feel and perform their best. With adjustable firmness, pressure-relieving support and temperature balancing comfort built into every mattress, Sleep Number beds adapt to customers’ changing needs, night after night, year after year.
2025 was a transformational year for Sleep Number. Under the leadership of its new CEO, Linda Findley, who joined the
Company in April 2025, the business has undergone change at every level. The Company:
•Created a more streamlined operation designed to enable faster decision‑making by consolidating roles across key functions and strengthening accountability;
•Reduced operating costs across the business by $136 million as compared to 2024, excluding restructuring and other non-recurring costs;
•Added financial flexibility by extending the Credit Agreement through the end of 2027; and
•Executed the Twelfth Amendment to the Amended and Restated Credit and Security Agreement, dated as of
February 14, 2018 (as amended, supplemented or otherwise modified from time to time), among U.S. Bank
National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and certain other financial institutions party thereto (the “Credit Agreement”) to amend financial covenants.
With a stronger foundation, in November 2025, the Company introduced its turnaround strategy “Sleep Number Shifts,” a focused, company-wide effort to reposition the brand, expand reach to new customer groups, and reignite growth. The aim is to drive value for shareholders, customers and team members with efforts rooted in the consumer through all dimensions of the business. It is centered on three key areas:
•Product: The Company is simplifying its offering with the goal of growing its customer base while building on the demand from repeat customers
•Marketing: The Company is modernizing its efforts by expanding channels and reach with new creative to better connect with today’s consumer and drive engagement with a focus on better ROI
•Distribution: The Company is focused on optimizing store footprint as well as exploring opportunities to expand distribution into new channels, both physical and digital.

38 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
“Sleep Number Shifts” is being implemented as the Company continues to execute cost savings and operating efficiencies, including real estate optimization and right-sizing the fixed cost base. While the Company is focused on implementing the “Sleep Number Shifts” and executing cost savings and operating efficiencies, it faces liquidity challenges. See “Risk Factors—Risks Related to Indebtedness and Liquidity.”
Results of Operations
Financial Highlights for Fiscal 2025 were as follows:
•Net sales for 2025 decreased 16% to $1.4 billion, compared with $1.7 billion in 2024. Demand was impacted by ongoing industry demand pressure and lower store traffic. In addition, 2025 included 53 weeks compared with 52 weeks in the prior year, with the extra week benefiting 2025 net sales by approximately $25 million. For additional details, see the components of total net sales growth on page 39.
•The net sales change resulted from a 17% comparable sales decrease in Total Retail. For additional details, see the components of total net sales change on page 39.
•Average sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat, adjusted for the additional 53rd week) for the year ended January 3, 2026 totaled $1.9 million, compared with
$2.6 million for the same period last year.
•Gross profit margin of 59.0% was 0.6 percentage points (ppt.) lower than the prior-year. For additional details, see the gross profit discussion on page 40.
•The $100 million year-over-year reduction in the Company’s operating expenses was due to sales and marketing expenses decrease of $102 million, general and administrative expenses decrease of $19 million, and research and development expenses decrease of $11 million, partly offset by an increase in restructuring costs of $33 million when compared to 2024.
•Operating loss for 2025 was $47 million compared to operating income of $23 million for 2024. The $69 million decrease in operating income in the current year was driven by the lower gross profit, partially offset by the
Company’s $100 million reduction in total operating expenses. The Company’s 2025 operating loss rate was impacted by the deleveraging impact of the 16% decrease in net sales.
•Adjusted EBITDA for 2025 was $78 million, compared to $120 million in 2024 due to year-over-year net sales decline offset by ongoing cost reduction actions. For additional details, see Non-GAAP Data Reconciliations section on page
44.
•Income tax expense in 2025 was $36.0 million, compared to income tax benefit of $5.2 million in 2024. In 2025, the
Company recorded a $55 million valuation allowance on its deferred income taxes resulting primarily from its inability to utilize certain net operating losses and state R&D tax credits. This was partially offset by a decrease in income tax expense of $14 million when compared to 2024 due to higher net loss in 2025.
•Net loss in 2025 was $132 million, compared with $20 million in 2024. Net loss per diluted share increased to $5.77, compared with $0.90 in 2024.
•The Company’s adjusted return on invested capital (Adjusted ROIC) was negative 4.0% in 2025, compared with 7.6%
in 2024. For additional details, see Non-GAAP Data Reconciliations section on page 44.
•The Company used $3 million in cash from operating activities in 2025, compared with generated cash of $27 million in 2024.
•Free cash flow used $18 million for the year ended January 3, 2026, compared with free cash flow provided of
$4 million for the same period last year.
•The Company ended 2025 with $588 million of borrowings under its revolving credit facility, compared with
$547 million at the end of 2024.

39 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales.
Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	2025		2024		2023
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,411.5	100.0%	$1,682.3	100.0%	$1,887.5	100.0%
Cost of sales	578.5	41.0%	679.5	40.4%	799.0	42.3%
Gross profit	833.0	59.0%	1,002.8	59.6%	1,088.5	57.7%
Operating expenses:
Sales and marketing	664.2	47.1%	766.6	45.6%	847.4	44.9%
General and administrative	130.7	9.3%	150.0	8.9%	146.6	7.8%
Research and development	33.9	2.4%	45.3	2.7%	55.8	3.0%
Restructuring costs	50.7	3.6%	18.1	1.1%	15.7	0.8%
Total operating expenses	879.5	62.3%	979.9	58.2%	1,065.6	56.5%
Operating (loss) income	(46.6)	(3.3%)	22.9	1.4%	22.9	1.2%
Interest expense, net	49.4	3.5%	48.4	2.9%	42.7	2.3%
Loss before income taxes	(96.0)	(6.8%)	(25.5)	(1.5%)	(19.8)	(1.0)%
Income tax expense (benefit)	36.0	2.5%	(5.2)	(0.3%)	(4.5)	(0.2)%
Net loss	$(132.0)	(9.3%)	$(20.3)	(1.2%)	$(15.3)	(0.8)%

Net loss per share:
Basic and diluted	$(5.77)		$(0.90)		$(0.68)

Weighted-average number of common shares:
Basic and diluted	22.9		22.6		22.4
The percentage of the Company’s total net sales, by dollar volume, was as follows:

	2025	2024	2023
Retail stores	87.6%	87.6%	86.8%
Online, phone, chat and other	12.4%	12.4%	13.2%
Total Company	100.0%	100.0%	100.0%
The components of total net sales change, including comparable net sales changes, were as follows:

	Net Sales Increase/(Decrease)
	2025	2024	2023
Retail comparable-store sales(1)	(17%)	(9%)	(12%)
Online, phone and chat(1)	(17%)	(17%)	(15%)
Total Retail comparable sales change(1)	(17%)	(10%)	(12%)
Net opened/closed stores and 53rd week	1%	(1%)	1%
Total Company	(16%)	(11%)	(11%)
(1)Stores are included in the comparable-store calculation in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base. Fiscal 2025 included 53 weeks, as compared to 52 weeks for the other periods presented. Total Retail comparable sales have been adjusted to remove the estimated impact of the additional week.

40 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
Other sales metrics were as follows:

	2025	2024	2023
Average sales per store ($ in thousands)(1)(4)	$1,946	$2,601	$2,853
Average sales per square foot(1)(4)	$629	$841	$926
Stores > $2 million in net sales(2)(4)	32%	57%	65%
Stores > $3 million in net sales(2)(4)	8%	18%	24%
Average revenue per smart bed unit – Total Retail(3)	$6,060	$5,818	$5,755
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes Online, Phone and Chat sales).
(3)Represents Total Retail net sales divided by Total Retail smart bed units.
(4)Fiscal 2025 included 53 weeks, as compared to 52 weeks in fiscal 2024. The additional week in 2025 was in the fiscal fourth quarter. Total Retail comparable sales have been adjusted to remove the estimated impact of the additional week on the twelve months ended January 3, 2026.
The number of retail stores operating was as follows:

	2025	2024	2023
Beginning of period	640	672	670
Opened	6	12	36
Closed	(46)	(44)	(34)
End of period	600	640	672
Comparison of 2025 and 2024
Net sales
Net sales in 2025 decreased 16% to $1.4 billion, compared with $1.7 billion in 2024. The decrease was driven by ongoing industry demand pressure and lower store traffic. The net sales change consisted primarily of a 17% Total Retail comparable sales decrease. In addition, 2025 included 53 weeks compared with 52 weeks in the prior year, with the extra week benefiting 2025 net sales by approximately $25 million. For additional details, see the components of total net sales change on page 39.
The $271 million net sales decrease compared with the same period one year ago was primarily comprised of: (i) a
$240 million decrease in the Company’s Total Retail comparable net sales; (ii) a $34 million decrease from phone, online and chat; (iii) a $22 million decrease resulting from net opened/closed stores in the past 12 months; partially offset by (iv)
$25 million from the additional 53rd week. Total Retail smart bed unit sales decreased 12% compared with the prior year.
Average revenue per smart bed unit in Total Retail increased to $6,060, compared with $5,818 in the prior-year period.
Gross profit
Gross profit for 2025 of $833.0 million decreased by $170 million, or 17%, compared with $1.0 billion in 2024. The 2025 gross profit rate decreased to 59.0% of net sales, compared with 59.6% for the prior-year period. The 0.6 ppt. decrease in the gross profit rate was mainly due to: (i) higher manufacturing costs driven primarily by increased obsolescence, tariffs, and the impacts of lower volume decreased the rate by 1.2 ppt; partially offset by (ii) a favorable product sales mix which increased the rate by 0.3 ppt, (iii) logistics savings and return rate favorability led to a 0.2 ppt. increase, and (iv) pricing increases during the current year benefited the rate by 0.1 ppt.
Sales and marketing expenses
Sales and marketing expenses decreased $102 million to $664 million in 2025, compared with $767 million in 2024. The sales and marketing expense rate increased to 47.1% of net sales, compared with 45.6% for the same period one year ago. The current-year sales and marketing expense rate increase of 1.5 ppt. was primarily due to the deleveraging impact of an 16% net sales decrease offset by a 13% decrease in expenses including a 9% lower media spend.

41 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
General and administrative expenses
General and administrative (G&A) expenses decreased $19 million to $131 million in 2025, compared with $150 million in
2024, and increased to 9.3% of net sales, compared with 8.9% of net sales one year ago. The $19 million decrease in
G&A expenses mainly consisted of the following: (i) a $8 million year-over-year decrease in company-wide, performance-
based incentive compensation; (ii) a $5 million decrease in depreciation and amortization; (iii) a $4 million decrease in employee compensation; and (iv) a $2 million decrease in other occupancy and miscellaneous expenses. The G&A expenses rate increased by 0.4 ppt. in 2025, compared with 2024 due to the items discussed above in addition to the deleveraging impact of the 16% net sales decrease.
Research and development expenses
Research and development (R&D) expenses decreased $11 million to $34 million in 2025, compared with $45 million in
2024. While the Company’s consumer innovation pipeline remains robust, it is re-prioritizing R&D resources in this highly constrained environment. Moving forward, the Company’s innovation agenda will focus on maintaining and improving the
Company’s core technologies and introducing additional advancements, while driving costs out of the product.
Restructuring costs
Restructuring costs increased $33 million to $51 million in 2025, compared with $18 million in 2024. Charges incurred related to this initiative were primarily comprised of contract termination costs, severance and employee-related benefits, professional fees and asset impairment charges. These costs are included in the restructuring costs line in the Company’s consolidated statement of operations. The Company expects approximately $13 million of additional restructuring costs to be incurred during 2026, primarily due to severance and employee-related benefits, contract termination costs, and asset impairment charges. See Note 11, Restructuring Costs, of the Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information on restructuring costs.
Interest expense, net
Interest expense, net increased $1 million to $49 million in 2025, compared with $48 million in 2024. The increase in the average debt outstanding during 2025 compared to the prior year was partially offset by a lower weighted-average interest rate.
Income tax expense (benefit)
Income tax expense was $36 million in 2025, compared with an income tax benefit of $5 million in 2024. In 2025, the
Company recorded a $55 million valuation allowance on its deferred income taxes resulting primarily from its inability to utilize certain net operating losses and state R&D tax credits. This was partially offset by a decrease in income tax expense of $14 million when compared to 2024 due to higher net loss in 2025. The effective income tax rate for the year ended January 3, 2026 was (37.5)% compared with 20.2% for the year ended December 28, 2024.
The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, the Company assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. In 2025, the Company recorded a change in valuation allowance of $55 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to not be realized. This decreased the effective tax rate for the year ended January 3, 2026.
The Company continues to assess the need for the valuation allowance and will make adjustments when appropriate.
Comparison of 2024 and 2023
For a discussion of the Company’s 2024 versus 2023 results, see its 2024 Form 10-K.

42 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
Liquidity and Capital Resources
Going Concern Considerations
In accordance with ASC Topic 205-40, Going Concern, the Company’s management evaluates whether there are certain conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. This evaluation includes considerations related to the Company’s forecasted liquidity and cash consumption requirements for one year from the date of issuance of its consolidated financial statements included in this
Annual Report on Form 10-K.
Historically, the Company has relied principally on liquidity generated from operating activities to fund the Company’s day-
to-day operations and service its debt. Over the past three years, the Company has a history of net losses and expects to continue to incur additional net losses in the near future. Although the Company continues to pursue its turnaround strategy “Sleep Number Shifts,” the timing, costs and realization of its turnaround strategy cannot be guaranteed to ensure sufficient cash flow is generated to provide adequate liquidity to meet the Company’s obligations. As a result, the
Company anticipates that it will not remain in compliance with the financial covenants of its Credit Agreement for the next twelve months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
Management’s plan to address the substantial doubt about the Company’s ability to continue as a going concern, as described above, includes the following actions:
•execute the Company’s turnaround strategy centered on product, marketing and distribution with ongoing cost savings and operating efficiencies to reignite growth and increase financial resilience;
•engage in negotiations with the lenders in its Credit Agreement with the goal of amending or waiving financial covenants and certain other provisions of its credit facility; and
•engaged financial advisors to assist in negotiating with the lenders and identifying and securing additional capital options, alternative financing arrangements, strategic alternatives, or other comprehensive solutions to address the Company’s capital structure and leverage needs to return to growth and create long-term value.
There can be no assurance of the Company’s ability to realize these plans. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.
Sources and Uses of Cash
Managing the Company’s liquidity and capital resources is an important part of its commitment to deliver superior shareholder value over time.
The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its
$655 million revolving credit facility. As of January 3, 2026, the Company did not have any off-balance sheet financing other than its $9 million in outstanding letters of credit. As discussed above in “Going Concern Considerations,” the cash anticipated to be generated from ongoing operations and cash available under its Credit Agreement are not expected to be sufficient to generate adequate liquidity to meet the Company’s obligations over the next twelve months. See Notes 7,
Leases, and Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further details on the
Company’s obligations.
The Company’s credit facility, as amended, is for general corporate purposes and to meet seasonal working capital requirements. The credit facility, as amended, provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum net leverage ratio and a minimum interest coverage ratio.
On November 4, 2025, the Company amended the Credit Agreement. The amendment, among other things: (a) extends the maturity date of the Credit Agreement to December 3, 2027; (b) reduces the revolving credit facility from $485 million to $475 million, which decreases further to $465 million on July 31, 2026; (c) replaces the leverage-based pricing grids used to determine the Applicable Margin and Applicable Commitment Fee Rate (each as defined in the Credit Agreement)

43 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
The Company’s management believes that its existing cash on hand combined with its anticipated future net losses may be insufficient to fund its operations and debt obligations for at least the next 12 months. The Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, which is not alleviated, for one year from the date of issuance of this Annual Report on Form 10-K. The Company’s future capital requirements will depend on many factors, including, but not limited to, amending or waiving financial covenants of the
Credit Agreement, the successful execution of any future financing arrangements, its ability to achieve cost efficiencies and the success of its turnaround strategy. To the extent that the Company’s existing cash balance and ongoing cash from operations is insufficient to fund its future activities, the Company may need to raise additional funds through public or private equity or debt financing, and such funds may not be available on acceptable terms. If sufficient cash from operations or external funding is not available, the Company may be unable to adequately fund its business plan and the
Company’s business, results of operations, cash flows and financial condition could be materially and adversely affected.
As of January 3, 2026, the Company had an aggregate amount of $588 million of borrowings outstanding under its credit facility, including $185 million in outstanding term loans and $403 million outstanding under its revolving credit facility, along with $9 million in outstanding letters of credit. Availability under the revolving credit facility amounted to $58 million.
At January 3, 2026, the company’s leverage ratio as defined in the Credit Agreement was 4.1x versus the permissible net leverage ratio of 4.5x, the weighted-average interest rate on borrowings under the credit facility was 7.8% and the
Company was in compliance with all financial covenants.
Cash Flow Information
Cash and cash equivalents totaled $2 million at both January 3, 2026 and December 28, 2024. The following table summarizes the Company’s cash flows (dollars in millions). Amounts may not add due to rounding differences:

	2025	2024
Total cash provided by (used in):
Operating activities	$(3,283)	$27,143
Investing activities	(17,687)	(26,291)
Financing activities	20,713	(1,441)
Net decrease in cash and cash equivalents	$(257)	$(589)
Cash used in operating activities for the fiscal year ended January 3, 2026 was $3 million, compared with net cash provided by operating activities of $27 million for the fiscal year ended December 28, 2024. Significant components of the

44 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
$30 million year-over-year decrease in cash from operating activities included: (i) an $112 million year-over-year increase in net loss; (ii) a $19 million fluctuation in the amount of compensation and benefits accrued and timing of the related payments resulting from decreased headcount in 2025 and year-over-year changes in Company-wide performance-based incentive compensation; an (iii) $11 million reduction in depreciation and amortization due to recent lower capital spending levels and restructuring related fixed asset impairments; partially offset by (iv) a $46 million fluctuation in deferred income taxes primarily due to a valuation allowance recorded on deferred taxes; (v) a $39 million fluctuation in accounts payable due to lower expenses in the current year and timing of payments; (vi) a $32 million fluctuation in the impairment of lease and store related assets and strategic investment assets; and (vii) a $21 million change in prepaid expenses and other assets.
Net cash used in investing activities was $18 million for the fiscal year ended January 3, 2026, compared with net cash used in investing activities of $26 million during the fiscal year ended December 28, 2024. Investing activities in 2025 included $14 million of property and equipment purchases, compared with $24 million in 2024. In addition, the Company used $3 million cash for payment to secure contractual rights in 2025.
Net cash provided by financing activities was $21 million for the fiscal year ended January 3, 2026, compared with net cash used in financing activities of $1 million in 2024. Short-term borrowings increased by $29 million in 2025 due to a $42 million increase in borrowings under the revolving credit facility to $588 million, offset by a $13 million decrease in book overdrafts, which are included in the net change in short-term borrowings. During the fiscal year ended January 3, 2026, the Company used $6 million of cash for debt issuance costs related to the credit facility amendment during the first quarter of 2025. During both 2025 and 2024 the Company repurchased $1 million of its stock in connection with the vesting of employee restricted stock awards.
Share Repurchases
The Company suspended share repurchases under its Board-approved share repurchase program during fiscal 2022. As of January 3, 2026, the remaining authorization under its Board-approved $600 million share repurchase program was
$348 million. There is no expiration date governing the period over which the Company can repurchase shares. The
Company did not make any share repurchases under its Board-approved share repurchase program during 2025 or 2024.
Non-GAAP Data Reconciliations
Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)
The Company defines earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) as net loss plus:
income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation, restructuring costs, other non-recurring costs and asset impairments. Management believes Adjusted EBITDA is a useful indicator of the Company’s financial performance and its ability to generate cash from operating activities. The Company’s definition of
Adjusted EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.
The Company’s Adjusted EBITDA calculations are as follows (in thousands):

	Year
	2025	2024	2023
Net loss	$(131,958)	$(20,334)	$(15,287)
Income tax expense (benefit)	35,984	(5,162)	(4,466)
Interest expense	49,382	48,368	42,695
Depreciation and amortization	53,169	64,979	72,479
Stock-based compensation	6,282	11,444	14,855
Restructuring costs(1)	50,697	18,066	15,728
Other non-recurring items(2)	14,699	998	—
Asset impairments	—	1,220	672
Adjusted EBITDA	$78,255	$119,579	$126,676
(1) Represents costs related to business restructuring actions. See Note 11, Restructuring Costs, of the Notes to Consolidated Financial Statements
included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information on restructuring costs.

45 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
(2) Other non-recurring items includes the following:

	Year
	2025	2024
Inventory obsolescence write off	$9,565	$—
CEO transition costs	1,584	224
Debt issuance cost write off	1,596	—
Proxy contest costs	1,148	774
CFO search costs	340	—
Legal and consulting costs	466
Other non-recurring items	$14,699	$998
Free Cash Flow
The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operations,” or GAAP financial data. However, the Company is providing this information management believes facilitates analysis for investors and financial analysts.
The following table summarizes the Company’s free cash flow calculations (in thousands):

	Year
	2025	2024	2023
Net cash (used in) provided by operating activities	$(3,283)	$27,143	$(9,028)
Subtract: Purchases of property and equipment	(14,407)	(23,505)	(57,056)
Free cash flow	$(17,690)	$3,638	$(66,084)
Reconciliation of GAAP Operating Expenses to Non-GAAP Operating Expenses
The Company’s “non-GAAP operating expenses” is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “operating expenses,” or GAAP financial data. However, the Company is providing this information management believes facilitates analysis for investors and financial analysts.
The following table summarizes the Company’s non-GAAP operating expenses calculations (in thousands):

	Year
	2025	2024
Operating expenses	$879,543	$979,901
Subtract: Restructuring costs	50,697	18,066
Subtract: Other non-recurring items(1)	5,134	998
Non-GAAP operating expenses	$823,712	$960,837
Operating expense reduction versus prior period, excluding restructuring costs and non-recurring items	$137,125
(1) Excludes inventory obsolescence write off of $9.6 million, which is included in the cost of sales line on the Company’s consolidated statement of operations.

46 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Year
	2025	2024	2023
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating (loss) income	$(46,592)	$22,872	$22,942
Add: Operating lease interest(1)	24,346	26,775	27,777
Add/Less: Income taxes(2)	4,495	(11,907)	(11,851)
Adjusted NOPAT	$(17,751)	$37,740	$38,868

Average adjusted invested capital
Total deficit	$(578,475)	$(451,586)	$(441,928)
Add: Long-term debt(3)	588,359	546,841	539,819
Add: Operating lease obligations(4)	354,302	389,508	433,154
Total adjusted invested capital at end of period	$364,186	$484,763	$531,045

Average adjusted invested capital(5)	$439,902	$497,972	$496,612

Adjusted return on invested capital (Adjusted ROIC)	(4.0)%	7.6%	7.8%
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842, Leases.
(2) Reflects annual effective income tax rates, before discrete adjustments, of 20.2%, 24.0% and 23.4% for 2025, 2024 and 2023, respectively.
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
ensure that its financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company’s assumptions and estimates, and such differences could be material.

47 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
future earnings adjustments.

A 10% change in its stock-based
compensation expense for the year
ended January 3, 2026, would have
affected net loss by approximately
$0.5 million in 2025.

48 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

A 10% change in its warranty liability at
January 3, 2026, would have affected
net loss by approximately $0.5 million in
2025.

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

A 10% change in its sales returns
allowance at January 3, 2026 would
have affected net loss by approximately
$1.0 million in 2025.

Valuation Allowance for Deferred Tax Assets
The Company records a reduction to the
carrying amounts of deferred tax assets
by recording a valuation allowance if,
based on the available evidence, it is
more likely than not such assets will not
be realized.
See Note 1, Business and Summary of
Significant Accounting Policies, and
Note 12, Income Taxes, to the Notes to
Consolidated Financial Statements,
included in Item 8, Financial Statements
and Supplementary Data, of this Annual
Report on Form 10-K, for a complete
discussion of its income taxes policies.

The Company considers both positive
and negative evidence when measuring
the need for a valuation allowance. The
weight given to the evidence is
commensurate with the extent to which it
may be objectively verified. Current and
cumulative financial reporting results are
a source of objectively verifiable
information. We give operating results
during the most recent three-year period
a significant weight in our analysis. We
perform scheduling exercises to
determine if sufficient taxable income of
the appropriate character exists in the
periods required in order to realize our
deferred tax assets with limited lives
prior to their expiration.

On the basis of the Company’s
evaluation, as of January 3, 2026, a
valuation allowance of $55.3 million
has been recorded to recognize only the
portion of the deferred tax asset that is
more likely than not to be realized. The
amount of the deferred tax asset
considered realizable, however, could be
adjusted if additional objectively
verifiable positive evidence materializes
in future reporting periods, such as a
demonstrated operating profitability.

49 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to changes in market-based short-term interest rates that will impact its net interest expense. If overall interest rates were one percentage point higher than current rates, its annual loss would increase by $5 million based on the $588 million of borrowings under its credit facility at January 3, 2026. The Company does not manage its interest-rate volatility risk through the use of derivative instruments.

50 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Sleep Number Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sleep Number Corporation and subsidiaries (the
"Company") as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, shareholders’ deficit, and cash flows, for each of the three years in the period ended January 3, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is projecting noncompliance with future debt covenants, and lack of liquidity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

51 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
Warranty Liability - Refer to “Note 1 - Warranty Liabilities”
Critical Audit Matter Description
The Company provides a limited warranty on most products sold. The estimated warranty liabilities, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred and the assumptions are adjusted for any current trends as appropriate. As of January 3, 2026, the Company has warranty liabilities of $5.7 million.
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
•We tested the effectiveness of relevant controls related to warranty liabilities, including those over historical warranty claim data and estimated future warranty claim rates.
•We evaluated the reasonableness of management’s estimate of warranty liabilities by comparing the historical warranty claim trends to the current warranty claim rates of the Sleep Number beds and other products.
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
Valuation Allowance — Refer to “Note 1 – Income Taxes” & “Note 12 – Income Taxes”
Critical Audit Matter Description
The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character.
Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it will not have sufficient taxable income generated in the future to realize its deferred tax assets;
therefore, a valuation allowance has been recorded. The Company’s valuation allowance as of January 3, 2026, was
$55.3 million.

52 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:
•We tested the effectiveness of relevant controls over deferred tax assets, including management’s controls over the estimates of taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.
•We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.
•With the assistance of our income tax specialists, we evaluated whether the sources of management’s estimated taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law.
•We evaluated whether the taxable income in prior carryback years was of the appropriate character and available under the tax law.
/s/  DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 12, 2026
We have served as the Company’s auditor since 2010.

53 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Sleep Number Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sleep Number Corporation and subsidiaries (the
“Company”) as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the
Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended
January 3, 2026, of the Company and our report dated March 12, 2026, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
/s/  DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 12, 2026

54 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
January 3, 2026 and December 28, 2024
(in thousands, except per share amounts)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,693	$1,950
Accounts receivable, net of allowances of $694 and $1,113, respectively	15,502	17,516
Inventories	82,233	103,152
Prepaid expenses	13,656	14,568
Other current assets	36,873	44,098
Total current assets	149,957	181,284

Non-current assets:
Property and equipment, net	86,528	129,574
Operating lease right-of-use assets	311,723	356,641
Goodwill and intangible assets, net	66,186	66,412
Deferred income taxes	399	33,575
Other non-current assets	65,267	93,324
Total assets	$680,060	$860,810

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under revolving credit facility	$588,200	$546,600
Accounts payable	117,977	107,619
Customer prepayments	39,527	46,933
Accrued sales returns	12,817	19,092
Compensation and benefits	14,975	31,038
Taxes and withholding	11,429	18,619
Operating lease liabilities	81,191	82,307
Other current liabilities	46,430	55,804
Total current liabilities	912,546	908,012
Non-current liabilities:
Operating lease liabilities	273,111	307,201
Other non-current liabilities	72,878	97,183
Total liabilities	1,258,535	1,312,396
Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 22,860 and 22,388 shares issued and outstanding, respectively	229	224
Additional paid-in capital	32,454	27,390
Accumulated deficit	(611,158)	(479,200)
Total shareholders’ deficit	(578,475)	(451,586)
Total liabilities and shareholders’ deficit	$680,060	$860,810
See accompanying notes to consolidated financial statements.

55 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended January 3, 2026, December 28, 2024 and December 30, 2023
(in thousands, except per share amounts)

	2025	2024	2023
Net sales	$1,411,450	$1,682,296	$1,887,482
Cost of sales	578,499	679,523	798,952
Gross profit	832,951	1,002,773	1,088,530

Operating expenses:
Sales and marketing	664,235	766,624	847,442
General and administrative	130,669	149,956	146,621
Research and development	33,942	45,255	55,797
Restructuring costs	50,697	18,066	15,728
Total operating expenses	879,543	979,901	1,065,588
Operating (loss) income	(46,592)	22,872	22,942
Interest expense, net	49,382	48,368	42,695
Loss before income taxes	(95,974)	(25,496)	(19,753)
Income tax expense (benefit)	35,984	(5,162)	(4,466)
Net loss	$(131,958)	$(20,334)	$(15,287)

Basic and diluted net loss per share:
Net loss per share – basic and diluted	$(5.77)	$(0.90)	$(0.68)
Weighted-average shares – basic and diluted	22,883	22,606	22,429
See accompanying notes to consolidated financial statements.

56 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Years ended January 3, 2026, December 28, 2024 and December 30, 2023
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulate d Deficit
	Shares	Amount			Total
Balance at December 31, 2022	22,014	$220	$5,182	$(443,579)	$(438,177)
Net loss	—	—	—	(15,287)	(15,287)
Exercise of common stock options	20	—	428	—	428
Stock-based compensation	335	3	14,852	—	14,855
Repurchases of common stock	(134)	(1)	(3,746)	—	(3,747)
Balance at December 30, 2023	22,235	$222	$16,716	$(458,866)	$(441,928)
Net loss	—	—	—	(20,334)	(20,334)
Stock-based compensation	209	3	11,441	—	11,444
Repurchases of common stock	(56)	(1)	(767)	—	(768)
Balance at December 28, 2024	22,388	$224	$27,390	$(479,200)	$(451,586)
Net loss	—	—	—	(131,958)	(131,958)
Stock-based compensation	628	6	6,276	—	6,282
Repurchases of common stock	(156)	(1)	(1,212)	—	(1,213)
Balance at January 3, 2026	22,860	$229	$32,454	$(611,158)	$(578,475)
See accompanying notes to consolidated financial statements.

57 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended January 3, 2026, December 28, 2024 and December 30, 2023
(in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net loss	$(131,958)	$(20,334)	$(15,287)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	55,608	66,351	74,043
Stock-based compensation	6,282	11,444	14,855
Inventory obsolescence write off	9,565	—	—
Loss on impairment of strategic investment asset	16,225	—	—
Loss on disposal and impairment of leased assets	20,319	4,315	2,898
Deferred income taxes	33,176	(13,322)	(12,295)
Changes in operating assets and liabilities:
Accounts receivable	2,014	9,343	(854)
Inventories	11,354	12,281	(1,399)
Income taxes	(4,378)	3,987	(5,969)
Prepaid expenses and other assets	9,889	(10,867)	(5,220)
Accounts payable	22,673	(15,910)	(28,934)
Customer prepayments	(7,406)	(2,210)	(24,038)
Accrued compensation and benefits	(16,113)	2,755	(2,943)
Other taxes and withholding	(2,812)	(2,502)	(519)
Other accruals and liabilities	(27,721)	(18,188)	(3,366)
Net cash (used in) provided by operating activities	(3,283)	27,143	(9,028)

Cash flows from investing activities:
Purchases of property and equipment	(14,407)	(23,505)	(57,056)
Proceeds from sales of property and equipment	—	156	21
Issuance of notes receivable	—	(2,942)	(1,317)
Payment to secure contractual rights	(3,280)	—	—
Net cash used in investing activities	(17,687)	(26,291)	(58,352)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	28,068	(673)	73,463
Repurchases of common stock	(1,213)	(768)	(3,747)
Proceeds from issuance of common stock	—	—	428
Debt issuance costs	(6,142)	—	(2,017)
Net cash provided by (used in) financing activities	20,713	(1,441)	68,127

Net (decrease) increase in cash and cash equivalents	(257)	(589)	747
Cash and cash equivalents, at beginning of period	1,950	2,539	1,792
Cash and cash equivalents, at end of period	$1,693	$1,950	$2,539

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$8,624	$4,012	$13,716
Interest paid	$50,570	$45,092	$40,570
Purchases of property and equipment included in accounts payable	$3,128	$1,994	$6,670
See accompanying notes to consolidated financial statements.

58 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal years and their respective fiscal year ends were as follows: fiscal 2025 ended January 3, 2026; fiscal 2024 ended December 28, 2024; and fiscal 2023 ended
December 30, 2023. Fiscal 2025 had 53 weeks, 2024 and 2023 each had 52 weeks.
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
The Company’s critical accounting policies consist of stock-based compensation, warranty liabilities, revenue recognition and valuation allowance for deferred tax assets.
Cash and Cash Equivalents
Cash and cash equivalents include highly-liquid investments with original maturities of three months or less. The carrying value of these investments approximates fair value due to their short-term maturity. The Company’s banking arrangements allow it to fund outstanding checks when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts are included in accounts payable in the consolidated balance sheet and in net increase
(decrease) in short-term borrowings in the financing activities section of the Company’s consolidated statement of cash flows. Book overdrafts totaled $8 million and $22 million at January 3, 2026 and December 28, 2024, respectively.
Accounts Receivable
Accounts receivable are recorded net of an allowance for expected credit losses and consist primarily of receivables from third-party financiers for customer credit purchases. The allowance is recognized in an amount equal to anticipated future write-offs. The Company estimates future write-offs based on delinquencies, aging trends, industry risk trends, its historical experience and current trends. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

59 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
Property and Equipment
Property and equipment, carried at cost, is depreciated using the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts with any resulting gain or loss included in net loss in the consolidated statement of operations. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful life are capitalized.
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
Asset Impairment Charges
Long-lived Assets and Definite-lived Intangible Assets
The Company reviews its long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an individual asset or asset group may not be recoverable.
When evaluating long-lived assets for potential impairment, the Company first compares the carrying value of the asset to the estimated future cash flows (undiscounted and without interest charges plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the asset, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. When the Company recognizes an impairment loss, the carrying amount of the asset is reduced to estimated fair value based on discounted cash flows, quoted market prices or other valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. The Company reviews retail stores by asset group, defined by designated market areas, for potential impairment based on historical cash flows, lease termination provisions and expected future operating results. If the Company recognizes an impairment loss for a depreciable long-lived asset or asset group, the adjusted carrying amount becomes its new cost basis and will be depreciated (amortized) over the remaining useful life.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually, or when there are indicators of impairment, using a fair value approach. The goodwill impairment test involves a comparison of the fair value of a reporting unit with its carrying value. Fair value is determined using a market-based approach utilizing widely accepted valuation techniques, including quoted market prices and the Company’s market capitalization. The Company

60 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
has only one reporting unit, which has a negative carrying value. The reporting unit had a goodwill balance of $64 million at January 3, 2026 and December 28, 2024. Indefinite-lived intangible assets are assessed for impairment by comparing the carrying value of an asset with its fair value. If the carrying value exceeds fair value, an impairment loss is recognized in an amount equal to the excess. Based on the Company’s 2025 assessments, it determined there was no impairment.
Other Investments
The Company made a payment of $3 million during the second quarter of 2025 to secure contractual rights from a strategic product-development partner. This payment was included in prepaid expenses in the Company’s consolidated balance sheet and as an investing activity in the Company’s consolidated statement of cash flows. In the third quarter of
2025, the Company made the decision to end business operations with the strategic-development partner. In connection with this decision, the Company evaluated the recoverability of assets associated with those operations and determined that the carrying amounts of those assets were unlikely to be recoverable and recorded an impairment charge of
$16 million, which is included in restructuring costs in the consolidated statements of operations for the year ended
January 3, 2026.
Warranty Liabilities
The Company provides a standard limited warranty on most of the products it sells. The estimated warranty costs, which are expensed at the time of sale and included in cost of sales, are based on historical trends and warranty claim rates incurred by the Company and are adjusted for any current trends as appropriate. The majority of the Company’s warranty claims are incurred within the first year. The Company’s warranty liability contains uncertainties because its warranty obligations cover an extended period of time and require management to make estimates for claim rates and the projected cost of materials and freight associated with sending replacement parts to customers. The Company regularly assesses and adjusts the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs.
The warranty liabilities are included in other current liabilities and other non-current liabilities in the consolidated balance sheet.
The Company classifies as non-current those estimated warranty costs expected to be paid out in greater than one year.
The activity in the accrued warranty liabilities account was as follows (in thousands):

	2025	2024	2023
Balance at beginning of period	$6,947	$8,503	$8,997
Additions charged to costs and expenses for current-year sales	10,171	13,821	15,939
Deductions from reserves	(10,834)	(14,657)	(16,438)
Change in liabilities for pre-existing warranties during the current year, including expirations	(628)	(720)	5
Balance at end of period	$5,656	$6,947	$8,503
The Company also offers the option for customers to purchase an extended warranty contract through an unrelated third party. The extended warranty extends parts and labor coverage on their purchase. Extended warranty revenue and premium remitted to the underwriter are recognized at the time of delivery because the third party is the primary obligor under these contracts.
Fair Value Measurements
Fair value measurements are reported in one of three levels based on the lowest level of significant input used:
•Level 1 – observable inputs such as quoted prices in active markets;
•Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

61 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
Non-Recurring Fair Value Measurements
In 2025, the Company initiated cost savings and operational efficiencies to reduce operating expenses and accelerate gross margin initiatives. As a result the Company recorded $50.7 million of restructuring costs in 2025. Refer to Note 11,
Restructuring Costs for additional information. In the $50.7 million, we recorded $30.9 million of long-lived asset impairment charges primarily related to lease right-of-use assets, property and equipment and strategic partner long-lived assets. The restructuring costs are included on the Company’s consolidated statements of operation. All non-recurring fair value remeasurements discussed above were based on significant unobservable inputs (Level 3). The remaining carrying value of net long-lived assets subject to impairment approximates fair value and was immaterial as of January 3, 2026.
Shareholders’ Deficit
Dividends
Under the Company’s Amended and Restated Credit and Security Agreement, dated as of February 14, 2018 (as amended, supplemented or otherwise modified from time to time), among U.S. Bank National Association, as
Administrative Agent, Swing Line Lender and Issuing Lender, and certain other financial institutions party thereto (the
“Credit Agreement”), the Company is restricted from paying cash dividends, subject to narrow exceptions. However, Sleep
Number has not historically paid, and has no current plans to pay, cash dividends on the Company’s common stock.
Share Repurchases
At January 3, 2026, there was $348 million remaining authorization under the $600 million board-approved share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares.
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
Company determined that beds sold with the SleepIQ technology have two performance obligations consisting of: (i) the bed; and (ii) SleepIQ hardware and software. SleepIQ hardware and software are not separable as the hardware and related software are not sold separately and the software is integral to the hardware’s functionality. Prior to the fourth

62 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
quarter of fiscal 2025, the Company determined the transaction price for multiple performance obligations based on their relative standalone selling prices. In the fourth quarter of fiscal 2025, the Company determined the transaction price for multiple performance obligations based on a cost plus margin approach. The Company determined the cost plus margin approach was the most reasonable approach based on the significance of the SleepIQ technology. The Company determined an observable price is not available for SleepIQ. The Company estimated the standalone selling price by (1)
identifying the expected costs of providing the good or service and (2) adding an appropriate margin that reflects market assumptions for similar offerings. The performance obligation related to the bed is satisfied at a point in time. The performance obligation related to SleepIQ technology is satisfied over time based on the ongoing access and usage by the customer of software essential to the functionality of SleepIQ technology. The deferred revenue and costs related to
SleepIQ technology are recognized on a straight-line basis over the estimated period of benefit to the customer of
4.5 years because its inputs are generally expended evenly throughout the performance period.
See Note 9, Revenue Recognition, for additional information on revenue recognition and sales returns.
Cost of Sales, Sales and Marketing, General and Administrative (G&A) and Research & Development (R&D) Expenses
The following tables summarize the primary costs classified in each major expense category (the classification of which may vary within the Company’s industry):

	Cost of Sales		Sales & Marketing
•	Costs associated with purchasing, manufacturing, shipping, handling and delivering the Company’s products to its retail stores and customers, including payroll and benefits;	•	Advertising, marketing and media production;
		•	Marketing and selling materials such as brochures, videos, websites, customer mailings and in-store signage;
•	Physical inventory losses, scrap and obsolescence;	•	Payroll and benefits for sales and customer service staff;
•	Purchase commitment obsolescence;	•	Store occupancy costs;
•	Related occupancy and depreciation expenses;	•	Store depreciation expense;
•	Costs associated with returns and exchanges; and	•	Credit card processing fees; and
•	Estimated costs to service customer warranty claims.	•	Promotional financing costs.

	G&A		R&D(1)
•	Payroll and benefit costs for corporate employees, including information technology, legal, human resources, finance, sales and marketing administration, investor relations and risk management;	•	Internal labor and benefits related to research and development activities;
		•	Outside consulting services related to research and development activities; and
•	Occupancy costs of corporate facilities;	•	Testing equipment related to research and development
•	Depreciation related to corporate assets;		___________________________ (1) Costs incurred in connection with R&D are charged to expense as incurred.
•	Information hardware, software and maintenance;
•	Insurance;
•	Investor relations costs; and
•	Other overhead costs.
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
As an alternative, the Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, including publicly available data, in determining the present value of lease payments.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet as an ROU asset or operating lease liability. The Company recognizes operating lease costs for these short-term leases, primarily small

63 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
equipment leases, on a straight-line basis over the lease term. At January 3, 2026, the Company’s finance lease ROU assets and associated lease liabilities were not significant.
See Note 7, Leases, for further information regarding the Company’s operating leases and Note 11, Restructuring Costs, for further information regarding the Company’s cost savings for right-of-use assets.
Pre-opening Costs
Costs associated with the start-up and promotion of new retail store openings are expensed as incurred.
Advertising Costs
The Company incurs advertising costs associated with print, digital and broadcast advertisements. Advertising costs are charged to expense when the ad first runs. Advertising expense was $197 million, $248 million and $272 million in 2025,
2024 and 2023, respectively and is included in sales and marketing expenses on the consolidated statement of operations. Advertising costs deferred and included in prepaid expenses in the consolidated balance sheet were not significant at January 3, 2026 or December 28, 2024, respectively.
Insurance
The Company is self-insured for certain losses related to health and workers’ compensation claims, although the
Company obtains third-party insurance coverage to limit exposure to these claims. The Company estimates its self-
insured liabilities using a number of factors including historical claims experience and analysis of incurred but not reported claims. The Company’s self-insurance liability was $10 million and $11 million at January 3, 2026 and December 28, 2024, respectively. At January 3, 2026 and December 28, 2024, $5 million and $7 million, respectively, were included in current liabilities: compensation and benefits in the consolidated balance sheet and $5 million and $4 million, respectively, were included in other non-current liabilities in the consolidated balance sheet.
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
Stock-based Compensation
The Company compensates officers, directors and key employees with stock-based compensation under stock plans approved by its shareholders and administered under the supervision of the Company’s Board of Directors (Board). At
January 3, 2026, a total of 3.4 million shares were available for future grant. These plans include non-qualified stock options and stock awards.
The Company records stock-based compensation expense based on the award’s fair value at the grant date and the awards that are expected to vest. The Company recognizes stock-based compensation expense over the period during which an employee is required to provide services in exchange for the award. The Company reduces compensation

64 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
Certain time-based stock awards have a performance condition (performance-based). The final number of shares earned for performance-based stock awards and the related compensation expense is adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately be awarded range from 0% - 200% of the targeted amount for the 2025, 2024 and 2023 awards. The Company evaluates the likelihood of meeting the performance targets at each reporting period and adjusts compensation expense, on a cumulative basis, based on the expected achievement of each of the performance targets. For performance-based stock awards granted in 2025, 2024 and 2023, the performance targets are based on growth in net sales and in operating profit, and the performance periods are fiscal
2025 through 2027, 2024 through 2026 and fiscal 2023 through 2025, respectively.
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
allowance is established for any portion of deferred tax assets that are not considered more likely than not to be realized.
The Company evaluates all available positive and negative evidence, including its forecast of future taxable income, to assess the need for a valuation allowance on its deferred tax assets.

65 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
Refer to Note 12, Income Taxes for further information on the Company’s income taxes.
Net Loss Per Share
The Company calculates basic net loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. It calculates diluted net loss per share based on the weighted-average number of common shares outstanding adjusted by the number of potentially dilutive common shares as determined by the treasury stock method. Potentially dilutive shares consist of stock options and stock awards.
Sources of Supply
The Company currently obtains materials and components used to produce its beds from outside sources. As a result, the
Company is dependent upon suppliers that in some instances, are its sole source of supply, or supply the vast majority of the particular component or material. The Company continuously evaluates opportunities to dual-source key components and materials. The failure of one or more of the Company’s suppliers to provide it with materials or components on a timely basis could significantly impact the consolidated results of operations and net loss per share. While the Company believes that these materials and components, or suitable replacements, could be obtained from other sources in the event of a disruption or loss of supply, it may not be able to find alternative sources of supply or alternative sources of supply on comparable terms and an unexpected loss of supply over a short period of time may not allow the Company to replace these sources in the ordinary course of business.
Going Concern
The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future.
Historically, the Company has relied principally on liquidity generated from operating activities to fund the Company’s day-
to-day operations and service its debt. Over the past three years, the Company has a history of net losses. For 2025, net loss was $132 million. Although the Company continues to pursue its turnaround strategy “Sleep Number Shifts,” centered on product, marketing and distribution, as well as ongoing cost savings and operating efficiencies, to reignite growth and increase financial resilience, the timing and realization of its turnaround strategy cannot be guaranteed to ensure sufficient cash flow is generated to provide liquidity to meet the Company’s obligations. In addition, the Company anticipates that it will not remain in compliance with the financial covenants of its Credit Agreement for the next twelve months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
Management’s plan to address the substantial doubt about the Company’s ability to continue as a going concern, as described above, includes the following actions:
•execute the Company’s turnaround strategy centered on product, marketing and distribution with ongoing cost savings and operating efficiencies to reignite growth and increase financial resilience;
•engage in negotiations with the lenders in its Credit Agreement with the goal of amending or waiving financial covenants and certain other provisions of its credit facility; and

66 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
•engaged financial advisors to assist in negotiating with the lenders and identifying and securing additional capital options, alternative financing arrangements, strategic alternatives, or other comprehensive solutions to address the Company’s capital structure and leverage needs to return to growth and create long-term value.
There can be no assurance of the Company’s ability to realize these plans. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Recently Adopted and Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In the fourth quarter of 2025, the Company prospectively adopted the annual disclosure requirements of Accounting
Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The
amendments in this ASU require a public business entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public business entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The Company has adopted ASU 2023-09 on a prospective basis, which resulted in additional disclosures, but did not have any other impact on its consolidated financial statements. See Note 12, Income
Taxes, for applicable income tax-related disclosures required by this guidance.
Accounting Pronouncements Issued But Not Yet Effective
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit
Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This guidance is effective for the Company for its fiscal year and all interim periods beginning January 4, 2026 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting - Narrow Scope Improvements (Topic 270), which clarifies the guidance to improve the consistency of interim financial reporting. The guidance provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for the Company for its fiscal year and all interim periods beginning with the 2027 annual period and in interim periods beginning in 2028. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

67 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, which makes amendments to various topics within the Accounting Standards Codification intended to clarify existing guidance and correct minor inconsistencies. The guidance is effective for the Company beginning with the 2027 annual period and in interim periods beginning in 2028. Early adoption is permitted. Certain amendments require retrospective application. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s consolidated financial statements.
2. Fair Value Measurements
At January 3, 2026 and December 28, 2024, the Company had $17 million and $19 million, respectively, of debt and equity securities that fund its deferred compensation plan and are classified in other non-current assets. The Company also had corresponding deferred compensation plan liabilities of $17 million and $19 million at January 3, 2026 and
December 28, 2024, respectively, which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable it to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.
3. Inventories
Inventories consisted of the following (in thousands):

	January 3, 2026	December 28, 2024
Raw Materials	$5,842	$11,434
Work in Progress	137	130
Finished goods	76,254	91,588
	$82,233	$103,152
Finished goods inventories consisted of the following (in thousands):

	January 3, 2026	December 28, 2024
Finished beds, including deliveries in-transit to those customers who have utilized home delivery services	$33,135	$34,725
Finished components that were ready for assembly for the completion of beds	28,249	39,634
Retail accessories	14,870	17,229
	$76,254	$91,588
4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	January 3, 2026	December 28, 2024
Leasehold improvements	$127,311	$136,127
Furniture and equipment	144,877	153,106
Production machinery, computer equipment and software	272,407	300,486
Construction in progress	3,575	3,310
Less: Accumulated depreciation and amortization	(461,642)	(463,455)
	$86,528	$129,574

68 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Depreciation for 2025, 2024 and 2023 was $53 million, $65 million and $71 million, respectively.
5. Goodwill and Intangible Assets, Net
Goodwill and Indefinite-lived Intangible Assets
Goodwill was $64 million at January 3, 2026 and December 28, 2024. Indefinite-lived trade name/trademarks totaled
$1.4 million at January 3, 2026 and December 28, 2024.
Definite-lived Intangible Assets

	January 3, 2026		December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technologies	$18,851	$18,851	$18,851	$18,851
Patents	1,972	1,229	1,972	1,002
	$20,823	$20,080	$20,823	$19,853
There was no amortization expense for developed technologies in 2025 or 2024. Amortization expense for developed technologies was $1.2 million in 2023. Amortization expense for patents was $0.2 million, in each of 2025, 2024 and 2023.
Annual amortization for definite-lived intangible assets for subsequent years are as follows (in thousands):

2026	$222
2027	222
2028	155
2029	99
2030	45
Total future amortization for definite-lived intangible assets	$743
6. Credit Agreement
As of January 3, 2026, the Company’s credit facility had a total commitment amount of $655 million. The credit facility, as amended, is for general corporate purposes and to meet seasonal working capital requirements. The Credit Agreement provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum net leverage ratio and a minimum interest coverage ratio.
The following tables summarizes the Company’s borrowings under the credit facility ($ in thousands):

	January 3, 2026	December 28, 2024
Outstanding borrowings	$588,200	$546,600
Outstanding letters of credit	$8,800	$7,147
Additional borrowing capacity	$58,000	$123,753
Weighted-average interest rate	7.8%	7.6%
On November 4, 2025, the Company amended the Credit Agreement. The amendment, among other things: (a) extends the maturity date of the Credit Agreement to December 3, 2027; (b) reduces the revolving credit facility from $485 million to $475 million, which decreases further to $465 million on July 31, 2026; (c) replaces the leverage-based pricing grids

69 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
The Company was in compliance with all financial covenants as of January 3, 2026.
7. Leases
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
At January 3, 2026, the Company’s finance lease right-of-use assets and lease liabilities were not significant.
The Company evaluates its operating lease ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During 2025, certain retail locations have ceased operations (“go-dark stores”) but remain under lease obligations. As a result, the Company recorded impairment charges of $17.7 million, which are included in restructuring costs in the consolidated statements of operations and cash flows.
The Company continues to monitor its real estate footprint and may incur additional impairment charges in future periods.

70 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Lease costs were as follows (in thousands):

	2025	2024	2023
Operating lease costs(1)	$104,797	$107,049	$113,510
Variable lease costs(2)	$174	$43	$278
(1)Includes short-term lease costs which are not significant.
(2)Variable lease costs include adjustments to percentage rent.
The maturities of operating lease liabilities as of January 3, 2026, were as follows(1) (in thousands):

2026	$102,010
2027	88,395
2028	75,387
2029	53,696
2030	39,629
Thereafter	56,863
Total operating lease payments(2)	415,980
Less: Interest	61,678
Present value of operating lease liabilities	$354,302
(1)Total operating lease payments exclude $3 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $81 million for operating lease liabilities.
Other information related to operating leases was as follows:

	January 3, 2026	December 28, 2024
Weighted-average remaining lease term (years)	5.0	5.4
Weighted-average discount rate	6.7%	6.6%

(in thousands)	2025	2024	2023
Cash paid for amounts included in present value of operating lease liabilities(1)	$105,915	$108,116	$108,294
Right-of-use assets obtained in exchange for operating lease liabilities	$58,281	$57,712	$69,396
(1)Cash paid for amounts included in present value of operating lease liabilities are included within the change in other accruals and liabilities within the
Consolidated Statement of Cash Flows offset by non-cash right-of-use asset amortization and lease liability accretion.
8. Shareholders’ Deficit
Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	2025	2024	2023
Stock awards(1)	$4,641	$8,157	$11,053
Stock options	1,641	3,287	3,802
Total stock-based compensation expense(1)	$6,282	$11,444	$14,855
(1)Changes in annual stock-based compensation expense includes the cumulative impact of the change in the expected achievements of certain performance targets.

71 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Stock Options
A summary of the Company’s stock option activity was as follows (in thousands, except per share amounts and years):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at December 28, 2024	942	$40.85	5.6	$—
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(182)	33.86
Outstanding at January 3, 2026	760	$42.47	2.7	$—
Exercisable at January 3, 2026	739	$42.85	2.6	$—
Vested and expected to vest at January 3, 2026	755	$42.51	2.7	$—
(1)Aggregate intrinsic value includes only those options where the current share price is equal to or greater than the share price on the date of grant.
Other information pertaining to options was as follows (in thousands, except per share amounts):

	2025	2024	2023
Weighted-average grant date fair value of stock options granted	$—	$—	$16.41
Total intrinsic value (at exercise) of stock options exercised	$—	$—	$298
There were no grants or exercises of stock options for the fiscal year ended January 3, 2026 or December 28, 2024.
At January 3, 2026, there was $0.3 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted-average period of 0.5 years.
The assumptions used to calculate the fair value of options granted using the Black-Scholes-Merton option-pricing model were as follows. There were no grants of new stock option awards for the fiscal year ended January 3, 2026 or
December 28, 2024.

Valuation Assumptions	2025	2024	2023
Expected dividend yield	—%	—%	0.0%
Expected volatility	—%	—%	64%
Risk-free interest rate	—%	—%	3.8%
Expected term (years)	—	—	5.7

72 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Stock Awards
Stock award activity was as follows (in thousands, except per share amounts):

	Time- Based Stock Awards	Weighted- Average Grant Date Fair Value	Performance- Based Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at December 28, 2024	813	$18.60	777	$31.74
Granted	1,233	7.36	751	6.36
Vested	(423)	20.28	—	—
Canceled/Forfeited	(500)	10.72	(422)	35.30
Outstanding at January 3, 2026	1,123	$9.12	1,106	$13.19
At January 3, 2026, there was $6.8 million of unrecognized compensation expense related to non-vested time-based stock awards, which is expected to be recognized over a weighted-average period of 1.8 years, and $3.7 million of unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.
Repurchases of Common Stock
Repurchases of the Company’s common stock were as follows (in thousands):

	2025	2024	2023
Amount repurchased under Board-approved share repurchase program	$—	$—	$—
Amount repurchased in connection with the vesting of employee restricted stock grants	1,213	768	3,747
Total amount repurchased (based on trade dates)	$1,213	$768	$3,747
As of January 3, 2026, the remaining authorization under the Board-approved $600 million share repurchase program was $348 million.
Net Loss per Common Share
The components of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	2025	2024	2023
Net loss	$(131,958)	$(20,334)	$(15,287)
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,883	22,606	22,429
Dilutive effect of stock-based awards	—	—	—
Diluted weighted-average shares outstanding	22,883	22,606	22,429
Net loss per share – basic and diluted	$(5.77)	$(0.90)	$(0.68)
Additional potential dilutive stock-based awards totaling 1.5 million, 1.2 million and 1.3 million for 2025, 2024 and 2023, respectively, have been excluded from the diluted net loss per share calculations because these stock-based awards were anti-dilutive. For 2025, 2024 and 2023, otherwise dilutive stock-based awards of 0.3 million, 0.1 million, and 0.1 million, respectively, have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-dilutive effect on net loss per diluted share.

73 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
9. Revenue Recognition
Deferred contract assets and deferred contract liabilities are included in the consolidated balance sheet as follows (in thousands):

	January 3, 2026	December 28, 2024
Deferred contract assets included in:
Other current assets	$28,704	$30,154
Other non-current assets	33,522	48,988
	$62,226	$79,142

	January 3, 2026	December 28, 2024
Deferred contract liabilities included in:
Other current liabilities	$35,690	$38,129
Other non-current liabilities	40,961	60,988
	$76,651	$99,117
During the years ended January 3, 2026, December 28, 2024 and December 30, 2023 the Company recognized revenue of $42 million, $36 million and $36 million, respectively, that was included in the deferred contract liability balance at the beginning of the year.
Revenue from goods and services transferred to customers at a point in time accounted for approximately 97% of the
Company’s revenues for 2025, and 98% for 2024 and 2023.
Net sales consisted of the following (in thousands):

	2025	2024	2023
Retail stores	$1,234,593	$1,474,250	$1,639,073
Online, phone, chat and other	176,857	208,046	248,409
Total Company	$1,411,450	$1,682,296	$1,887,482
Obligation for Sales Returns
The activity in the sales returns liability account for 2025 and 2024 was as follows (in thousands):

	2025	2024
Balance at beginning of year	$19,092	$22,402
Additions that reduce net sales	67,411	91,375
Deduction from reserves	(73,686)	(94,685)
Balance at end of period	$12,817	$19,092
10. Profit Sharing and 401(k) Plan
Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, the Company may make a discretionary contribution equal to a percentage of the employee’s contribution. During 2025, 2024 and 2023, the Company’s contributions, net of forfeitures, were $5 million, $7 million and $10 million, respectively. Effective October 10, 2025, the
Company suspended the 401(k) matching contribution due to current business performance.

74 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
11. Restructuring Costs
In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives and recognized $33.8 million of restructuring costs through December 28, 2024. The Company has incurred an additional $50.7 million of restructuring costs in 2025. Charges incurred related to this initiative are primarily comprised of contract termination costs, severance and employee-related benefits, professional fees, right-of-
use asset and property and equipment impairment charges and are included in the restructuring costs line in the
Company’s consolidated statement of operations. The Company expects approximately $13 million of additional restructuring costs to be incurred during 2026, primarily due to lease and other contract termination costs and asset impairment charges.
During the years ended January 3, 2026 and December 28, 2024, the Company recognized $50.7 million and
$18.1 million respectively, of restructuring costs, as follows (in thousands):

	2025	2024
Cash restructuring costs:
Contract termination costs(1)	$8,408	$7,027
Severance and employee-related benefits	9,529	3,227
Professional fees and other	1,817	4,634
Total cash restructuring costs	19,754	14,888
Non-cash restructuring costs:
Asset impairments(2)	30,943	3,178
Total restructuring costs	$50,697	$18,066
(1)Primarily comprised of strategic-development partner termination costs and lease termination costs.
(2) Primarily comprised of impairments of strategic-development partner long-lived assets, lease right-of-use assets and property and equipment.
The following table provides the activity in the Company’s restructuring related liabilities, which are included within accounts payable, compensation and benefits and other current liabilities on the consolidated balance sheet (in thousands):

	2025	2024
Balance at December 28,2024	$3,341	$8,720
Expenses	19,754	14,888
Cash payments	(17,019)	(20,267)
Balance at January 3, 2026	$6,076	$3,341

75 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Since the initiation of cost reduction actions in the fourth quarter of 2023, the Company has recognized a cumulative
$84.5 million of restructuring costs, as follows (in thousands):

Cumulative
January 3, 2026
Cash restructuring costs:
Contract termination costs (1)	$22,845
Severance and employee-related benefits	17,722
Professional fees and other	7,561
Total cash restructuring costs	48,128
Non-cash restructuring costs:
Asset impairments (2)	36,363
Total restructuring costs	$84,491
(1)Primarily comprised of strategic-development partner termination costs and lease termination costs.
(2) Primarily comprised of impairments of strategic-development partner long-lived assets, lease right-of-use assets and property and equipment.
12. Income Taxes
The Company has adopted ASU 2023-09 on a prospective basis, which resulted in additional income tax disclosures for the rate reconciliation and related to income taxes paid for 2025. Given that the Company has elected to adopt ASU
2023-09 prospectively, the 2024 and 2023 rate reconciliation is not disaggregated in accordance with ASU 2023-09 and the income taxes paid are not presented by jurisdiction.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. which occurred during the
Company’s second quarter of fiscal 2025. Therefore, the Company has reflected the effect of the OBBBA within the provision for income taxes for the fiscal year ended January 3, 2026.
Provision for Income Taxes
Income tax expense (benefit) consisted of the following (in thousands):

	2025	2024	2023
Current:
Federal	$428	$6,904	$5,474
State	2,380	1,256	3,106
	2,808	8,160	8,580
Deferred:
Federal	24,057	(12,568)	(10,151)
State	9,119	(754)	(2,895)
	33,176	(13,322)	(13,046)
Income tax expense (benefit)	$35,984	$(5,162)	$(4,466)

76 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
The following table is a reconciliation of the U.S. federal statutory tax rate of 21 percent to the Company’s effective tax rate for the year ended January 3, 2026 in accordance with the guidance in ASU 2023-09, which was adopted prospectively in 2025.

	2025
Statutory federal income tax	$(20,154)	21.0%

State and local income taxes(1)
State and local income taxes	835	(0.8)
Changes in valuation allowance	9,512	(9.9)

Tax credits - research and development tax credit	(1,449)	1.5

Changes in valuation allowance	45,006	(46.9)

Nontaxable or nondeductible items
Stock-based compensation	2,218	(2.3)
Other	548	(0.7)

Changes in unrecognized tax benefits	(361)	0.4

Other	(171)	0.2

Effective income tax	$35,984	(37.5)%
(1) State taxes in California, Texas and Minnesota make up the majority of the effect of the state and local tax category.
The following table is a reconciliation of the U.S. federal statutory tax rate of 21 percent to our effective tax rate for the years ended December 28, 2024 and December 30, 2023 prior to the adoption of the guidance in ASU 2023-09

	2024	2023
Statutory federal income tax	21.0%	21.0%
State income taxes, net of federal benefit	0.8	(3.5)
R&D tax credits	9.0	14.1
Return to provision	6.2	6.1
Investment tax credit	—	1.1
Stock-based compensation	(9.5)	(6.2)
Non-deductible compensation	(2.6)	(5.7)
Non-deductible expenses	(2.1)	(2.8)
Changes in unrecognized tax benefits	(0.5)	(0.5)
Valuation allowance	(3.0)	—
Other	0.9	(1.0)
Effective income tax rate	20.2%	22.6%
The Company files income tax returns with the U.S. federal government and various state jurisdictions. In the normal course of business, the Company is subject to examination by federal and state taxing authorities. The Company is no longer subject to federal income tax examinations for years prior to 2022 or state income tax examinations prior to 2021.

77 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Deferred Income Taxes
The tax effects of temporary differences that give rise to deferred income taxes were as follows (in thousands):

	2025	2024
Deferred tax assets:
Stock-based compensation	$5,243	$7,090
Operating lease liabilities	88,673	97,604
Warranty and returns liabilities	4,139	5,880
Net operating loss carryforwards and credits	11,203	2,327
Compensation and benefits	6,172	7,220
Research and development	11,544	19,017
Interest	19,182	9,503
Other	7,705	4,163
Total gross deferred tax assets	153,861	152,804
Valuation allowance	(55,323)	(806)
Total gross deferred tax assets after valuation allowance	98,538	151,998
Deferred tax liabilities:
Property and equipment	15,302	23,240
Operating lease right-of-use assets	77,923	89,276
Deferred revenue	1,453	2,516
Other	3,461	3,391
Total gross deferred tax liabilities	98,139	118,423
Net deferred tax assets	$399	$33,575
At January 3, 2026, the Company had net operating loss carryforwards for federal purposes of $30.4 million and have an indefinite carryforward period. At January 3, 2026, the Company had net operating loss carryforwards for state purposes of $25.5 million which expire from 2030 through 2055.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended January 3, 2026. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
On the basis of this evaluation, as of January 3, 2026, a valuation allowance of $55.3 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if additional objectively verifiable positive evidence materializes in future reporting periods, such as a demonstrated operating profitability.

78 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Income Taxes Paid
In accordance with the guidance in ASU 2023-09 (which was adopted prospectively in 2025), net income tax paid in 2025 to the following jurisdictions were as follows (in thousands):

2025
Cash paid for income taxes, net:
Federal	$7,036
State and local
Texas	700
Illinois	194
Other	694
1,588
Total cash paid for income taxes, net:	$8,624
We paid net income tax and related interest of $4 million and $14 million in 2024 and 2023, respectively.
Unrecognized Tax Benefits
Reconciliations of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Federal and State Tax
	2025	2024	2023
Beginning balance	$3,658	$3,671	$3,645
Increases related to current-year tax positions	419	639	753
Increases related to prior-year tax positions	121	51	40
Decreases related to prior-year tax positions	—	(15)	—
Lapse of statute of limitations	(957)	(688)	(601)
Settlements with taxing authorities	—	—	(166)
Ending balance	$3,241	$3,658	$3,671
At January 3, 2026 and December 28, 2024, the Company had $3.2 million and $3.5 million, respectively, of unrecognized tax benefits, which if recognized, would affect its effective tax rate.
13. Segments
The Company’s chief operating decision maker (CODM), who is the Chief Executive Officer, assesses company-wide performance and allocates resources based on consolidated financial information. Consequently, the Company views the entire organization as one reportable segment and the strategic purpose of all operating activities is to support that one segment.
The CODM manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM uses net loss, as reported on the Company’s consolidated statement of operations, in evaluating performance of the Company in determining how to allocate resources of the Company as a whole, including investing in the Company’s product development, sales and marketing campaigns, and employee compensation. The measure of segment assets that is reviewed by the CODM is reported within the consolidated balance sheet as consolidated total assets. The CODM also uses consolidated earnings or losses before interest, taxes, depreciation and amortization
(Adjusted EBITDA) as the basis for the CODM to evaluate the performance of the Company.

79 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM
(in thousands):

	2025	2024	2023
Net Sales	$1,411,450	$1,682,296	$1,887,482

Less:
Cost of sales	(578,499)	(679,523)	(798,952)
Marketing expenses	(315,189)	(393,693)	(432,982)
Selling expenses	(349,046)	(372,931)	(414,460)
General and administrative	(130,669)	(148,736)	(145,949)
Research and development	(33,942)	(45,255)	(55,797)
Restructuring costs	(50,697)	(18,066)	(15,728)
Asset impairment charges	—	(1,220)	(673)
Interest expense	(49,382)	(48,368)	(42,694)
Income tax (expense) benefit	(35,984)	5,162	4,466
Net loss	$(131,958)	$(20,334)	$(15,287)
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
Purported Class Action Complaint
On September 27, 2024, a purported customer served a putative class action complaint on behalf of themself and a putative class of California consumers against Sleep Number in the United States District Court for the Eastern District of
California alleging that Sleep Number’s beds are perpetually on sale in violation of California law. The plaintiff seeks injunctive relief, damages and attorney’s fees. Sleep Number moved to dismiss the amended complaint, which motion the
Magistrate recommended be granted by the Court without prejudice. The Magistrate’s recommendation is pending with the Court.
Consumer Credit Arrangements
The Company refers customers seeking extended financing to certain third-party financiers (Card Servicers). The Card
Servicers, if credit is granted, establish the interest rates, fees, and all other terms and conditions of the customer’s account based on their evaluation of the creditworthiness of the customer. As the accounts are owned by the Card

80 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (continued)
Servicers, at no time are the accounts purchased or acquired from Sleep Number. The Company is not liable to the Card
Servicers for its customers’ credit defaults.
Commitments
As of January 3, 2026, the Company has $28 million of inventory purchase commitments. As part of the normal course of business, there are a limited number of inventory supply contracts that contain penalty provisions for failure to purchase contracted quantities. The Company does not currently expect any material payments under these provisions.
At January 3, 2026, the Company had entered into 3 lease commitments primarily for future retail store locations. These lease commitments provide for total lease payments over the next 7 to 10 years, which if consummated based on current cost estimates, would approximate $3 million over the initial lease term. The future lease payments for these lease commitments have been excluded in the total operating lease payments in Note 7, Leases.
15. Subsequent Event
During fiscal 2025, U.S. tariffs were imposed under the International Emergency Powers Act (“IEEPA”) that applied to some of the Company’s direct import products. On February 20, 2026, the U.S. Supreme Court ruled that the tariffs were unauthorized. The ruling did not address potential refunds. In light of this, there is uncertainty regarding the likelihood and timing of collection pending further direction from the courts and/or U.S. Customs.

81 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
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
Management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control –
Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based
on this evaluation under these criteria, management concluded that its internal control over financial reporting was effective as of January 3, 2026. The report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting is included in this report in “Part II, Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public
Accounting Firm.”
Fourth Quarter Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended January 3,
2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

82 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
ITEM 9B. OTHER INFORMATION
During the quarter ended January 3, 2026, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of
SEC Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions “Our Board; Who We Are” and “Our Board; How We are Governed and Govern” in the
Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning the Company’s executive officers is included in Part I of this report under the caption “Information about the
Company’s Executive Officers.”
The Company has adopted a Code of Business Conduct and Ethics applicable to its directors, officers and employees
(including its principal executive officer, principal financial officer and principal accounting officer). The Code of Business
Conduct and Ethics is available on the Investor Relations section of the Company’s website at www.sleepnumber.com:
select the “Investors” link, “Governance” link and then the “Governance Documents” link. In the event that the Company amends or waives any of the provisions of the Code of Business Conduct and Ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer, the Company intends to disclose the same on its website. The Company also has adopted an Insider Trading Policy that applies to its directors, officers and employees who have access to material, nonpublic information regarding the Company. As described in the policy, filed as
Exhibit 19.1 to this Annual Report on Form 10-K, the policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NASDAQ listing standards.
ITEM 11. EXECUTIVE COMPENSATION
The information under the captions “How We Are Paid” for director compensation and “Our Pay” for executive compensation in the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
Stock Ownership
The information under the caption “Our Shareholders; Stock Ownership of Management and Certain Beneficial Owners” in
the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
The information under the caption “Proposal 7 - Vote on Proposed Amendment to the Sleep Number Corporation 2020
Equity Incentive Plan, As Amended; Equity Compensation Plan Information” in the Company’s Proxy Statement for its
2026 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the caption “Provisions Applicable to All Directors; Related Party Transactions Policy” and
“Provisions Applicable to All Directors; Independence,” each under the heading “Our Board” in the Company’s Proxy
Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference.

83 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Proposal 5 - Ratification of Appointment of Independent Registered Public Accounting
Firm” for Deloitte & Touche (PCAOB No. 34) in the Company’s Proxy Statement for the 2026 Annual Meeting of
Shareholders is incorporated herein by reference.
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
(2)Consolidated Financial Statement Schedule
The following Report and financial statement schedule are included in this Part IV:
Schedule II - Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3)Exhibits
The exhibits to this Report are listed in the Exhibit Index below.

84 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED January 3, 2026

Exhibit No.	Description
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
(File No. 000-25121))

10.8
Third Amendment, dated December 26, 2024, to Lease Agreement between Legacy 1001 Minneapolis
Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016, as amended (incorporated by reference to Exhibit 10.8 contained in Sleep Number’s Annual Report on
Form 10-K for the fiscal year ended December 28, 2024 (File No. 000-25121))

85 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.9
Fourth Amendment, dated May 27, 2025, to Lease Agreement between Legacy 1001 Minneapolis
Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016, as amended (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on
Form 10-Q for the fiscal quarter ended June 28, 2025 (File No. 000-25121))

10.10*	Fifth Amendment, dated December 2, 2025, to Lease Agreement between Legacy 1001 Minneapolis Venture, LLC, as Landlord, and Sleep Number Corporation, as Tenant, dated October 21, 2016, as amended
10.11†
Sleep Number Corporation Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 15, 2013
(File No. 000-25121))

10.12†
Form of Nonstatutory Stock Option Award Agreement under the 2010 Omnibus Incentive Plan
(incorporated by reference to Exhibit 10.20 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 000-25121))

10.13†
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

10.15†
Sleep Number Executive Deferral Plan (incorporated by reference to Exhibit 10.17 contained in Sleep
Number’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No.
000-25121))

10.16†*	First Declaration of Amendment to Sleep Number Executive Deferral Plan effective as of January 1, 2026
10.17†
Summary of Executive Tax and Financial Planning Program (incorporated by reference to Exhibit 10.15 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 30,
2023 (File No. 000-25121))

10.18†
Sleep Number Corporation Executive Severance Pay Plan (incorporated by reference to Exhibit 10.16 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 30,
2023 (File No. 000-25121))

10.19†
Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.17 contained in Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 30,
2023 (File No. 000-25121))

10.20†
Sleep Number Annual Incentive Plan (AIP) Effective December 29, 2024 (incorporated by reference to
Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended
March 29, 2025 (File No. 000-25121))

10.21†
Offer Letter dated March 3, 2025 from Sleep Number Corporation to Linda Findley (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed March 5, 2025
(File No. 000-25121))

10.22†
Amendment dated March 31, 2025 to the Offer Letter dated March 3, 2025 from Sleep Number
Corporation to Linda Findley (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s
Current Report on Form 8-K filed on March 31, 2025 (File No. 000-25121))

10.23†
Offer Letter dated November 17, 2025 from Sleep Number Corporation to Amy O'Keefe (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed December
2, 2025 (File No. 000-25121))

86 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.24†
Transition and Advisory Agreement between Sleep Number Corporation and Shelly R. Ibach effective
October 24, 2024 (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current
Report on Form 8-K filed October 30, 2024 (File No. 000-25121))

10.25†
Offer Letter dated June 29, 2023 from Sleep Number Corporation to Francis K. Lee (incorporated by reference to Exhibit 10.5 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023 (File No. 000-25121)

10.26†
Interim Chief Financial Officer Agreement (incorporated by reference to Exhibit 10.1 contained in Sleep
Number’s Current Report on Form 8-K filed July 22, 2025 (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28,
2025 (File No. 000-25121))

10.27
Agreement, dated March 13, 2025, between Sleep Number Corporation and Stadium Capital
Management, LLC (incorporate by reference to Exhibit 10.1 contained in Sleep Number’s Current
Report on Form 8-K filed on March 13, 2025 (File No. 000-25121))

10.28
Retailer Program Agreement effective as of January 1, 2014 by and between Synchrony Bank, Sleep
Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28,
2014 (File No. 000-25121))(1)

10.29
Fifth Amendment to Retailer Program Agreement, dated July 15, 2022, by and between Synchrony
Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to
Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended
July 2, 2022 (File No. 000-25121))(2)

10.30
Seventh Amendment to Retailer Program Agreement, dated August 28, 2023, by and between
Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (superseded the
Sixth Amendment to Retailer Program Agreement, dated November 28, 2022) (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal

10.31
Eighth Amendment to Retailer Program Agreement, dated October 16, 2023, by and between
Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.2 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 (File No. 000-25121))(2)

10.32
Ninth Amendment to Retailer Program Agreement, dated October 16, 2023, by and between
Synchrony Bank, Sleep Number Corporation and Select Comfort Retail Corporation (incorporated by reference to Exhibit 10.3 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 (File No. 000-25121))(2)

10.33
Amended and Restated Credit and Security Agreement, dated as of February 14, 2018 among Sleep
Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.29 contained in
Sleep Number’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (File No.
000-25121))

10.34
Twelfth Amendment to Amended and Restated Credit and Security Agreement, dated as of November
4, 2025 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Quarterly Report on Form 10-Q for the fiscal quarter ended September
27, 2025 (File No. 000-25121))

10.35†	Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 13, 2020 (File No. 000-25121))
10.36†
Amendment No. 1 to the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed May 21, 2024
(File No. 000-25121))

87 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.37†
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

10.41†
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
2024 (File No. 000-25121))

10.47†
Form of Performance Adjusted Restricted Stock Unit Award Agreement (Executive Team) under the
Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 contained in Sleep Number’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 2025
(File No. 000-25121))

10.48†
Form of Restricted Stock Unit Award Agreement (Executive Team) under the Sleep Number
Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 contained in Sleep
Number’s Annual Report on Form 10-K for fiscal year ended December 28, 2024 (File No. 000-25121))

10.49†
Form of Performance Adjusted Restricted Stock Unit Award Agreement (CEO and Executive Team)
under the Sleep Number Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit
10.43 contained in Sleep Number’s Annual Report on Form 10-K for fiscal year ended December 28,
2024 (File No. 000-25121))

10.50†
Form of Restricted Stock Unit with Modifier Award Agreement (Inducement RSU w/ Modifier)
(incorporated by reference to Exhibit 99.1 contained in Sleep Number’s Registration Statement on
Form S-8 filed on April 15, 2025 (File No. 000-25121)

88 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION

Exhibit No.	Description
10.51†
Form of Performance Stock Unit Award Agreement (Inducement PSUs)  (incorporated by reference to
Exhibit 99.2 contained in Sleep Number’s Registration Statement on Form S-8 filed on April 15, 2025
(File No. 000-25121))

10.52†
Form of Restricted Stock Unit Award Agreement (Inducement RSUs) (incorporated by reference to
Exhibit 99.3 contained in Sleep Number’s Registration Statement on Form S-8 filed on April 15, 2025
(File No. 000-25121)

10.53†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (incorporated by reference to Exhibit 99.1 to Sleep Number’s Registration Statement on Form S-8 filed July 12, 2023
(File No. 000-25121))

10.54†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (First Declaration of
Amendment) effective May 30, 2022 (incorporated by reference to Exhibit 99.2 to Sleep Number’s
Registration Statement on Form S-8 filed July 12, 2023 (File No. 000-25121))

10.55†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (Second Declaration of
Amendment) effective January 1, 2022 (incorporated by reference to Exhibit 99.3 to Sleep Number’s
Registration Statement on Form S-8 filed July 12, 2023 (File No. 000-25121))

10.56†
Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (Third Declaration of
Amendment) effective as of December 31, 2022 (incorporated by reference to Exhibit 99.4 to Sleep
Number’s Registration Statement on Form S-8 filed July 12, 2023 (File No. 000-25121))

10.57†*	Sleep Number Corporation Profit Sharing and 401(k) Plan (2022 Restatement) (Fourth Declaration of Amendment) effective as of October 10, 2025
19.1*	Sleep Number Corporation Insider Trading Policy
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Sleep Number’s Annual Report on Form 10-K for fiscal year ended December 28, 2024 (File No. 000-25121))
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
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
____________________
(1)Confidential treatment has been requested by the issuer with respect to designated portions contained within document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as
amended.

89 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
(2)Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
*Filed herein.
†Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

90 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

March 12, 2026	By:	/s/ Linda Findley
Linda Findley
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Amy K. O’Keefe
Amy K. O’Keefe
Chief Financial Officer
(principal financial officer)

By:	/s/ Kelly F. Baker
Kelly F. Baker
Principal Accounting Officer
(principal accounting officer)

91 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Linda
Findley, Amy K. O’Keefe and Sam R. Hellfeld, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-
fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date or dates indicated.

Name	Title	Date
/s/ Phillip M. Eyler	Chair of the Board	March 10, 2026
Phillip M. Eyler
/s/ Linda A. Findley	Director	March 11, 2026
Linda A. Findley
/s/ Julie M. Howard	Director	March 11, 2026
Julie M. Howard
/s/ Deborah L. Kilpatrick	Director	March 10, 2026
Deborah L. Kilpatrick
/s/ Stephen E. Macadam	Director	March 11, 2026
Stephen E. Macadam
/s/ Angel L. Mendez	Director	March 10, 2026
Angel L. Mendez
/s/ Hilary A. Schneider	Director	March 11, 2026
Hilary A. Schneider

92 | 2025 FORM 10-K	SLEEP NUMBER CORPORATION
SLEEP NUMBER CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Description	2025	2024	2023
Allowances for credit losses
Balance at beginning of period	$1,113	$1,437	$1,267
Additions charged to costs and expenses	952	2,145	1,437
Deductions from reserves	(1,371)	(2,469)	(1,267)
Balance at end of period	$694	$1,113	$1,437