Form 10-Q
period 2026-04-04
Sleep Number Corp
filed 2026-05-12
CIK 827187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of April 4, 2026, 23,049,000 shares of the registrant’s Common Stock were outstanding.

i | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES

1 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	April 4, 2026	January 3, 2026
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,484	$1,693
Accounts receivable, net of allowances of $656 and $694, respectively	13,354	15,502
Inventories	78,216	82,233
Prepaid expenses	19,727	13,656
Other current assets	30,694	36,873
Total current assets	143,475	149,957

Non-current assets:
Property and equipment, net	73,755	86,528
Operating lease right-of-use assets	295,315	311,723
Goodwill and intangible assets, net	66,131	66,186
Deferred income taxes	399	399
Other non-current assets	61,933	65,267
Total assets	$641,008	$680,060

Liabilities and Shareholders’ Deficit
Current liabilities:
Borrowings under credit facility	$605,600	$588,200
Accounts payable	116,395	117,977
Customer prepayments	43,338	39,527
Accrued sales returns	12,266	12,817
Compensation and benefits	19,415	14,975
Taxes and withholding	10,908	11,429
Operating lease liabilities	79,340	81,191
Other current liabilities	44,447	46,430
Total current liabilities	931,709	912,546

Non-current liabilities:
Operating lease liabilities	268,697	273,111
Other non-current liabilities	66,921	72,878
Total liabilities	1,267,327	1,258,535

Shareholders’ deficit:
Undesignated preferred stock; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 142,500 shares authorized, 23,049 and 22,860 shares issued and outstanding, respectively	230	229
Additional paid-in capital	34,906	32,454
Accumulated deficit	(661,455)	(611,158)
Total shareholders’ deficit	(626,319)	(578,475)
Total liabilities and shareholders’ deficit	$641,008	$680,060
See accompanying notes to condensed consolidated financial statements.

2 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share amounts)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales	$318,987	$393,261
Cost of sales	134,372	152,726
Gross profit	184,615	240,535

Operating expenses:
Sales and marketing	160,795	189,103
General and administrative	33,592	38,619
Research and development	5,348	10,903
Restructuring costs	21,736	60
Total operating expenses	221,471	238,685
Operating (loss) income	(36,856)	1,850
Interest expense, net	13,103	11,081
Loss before income taxes	(49,959)	(9,231)
Income tax expense (benefit)	338	(585)
Net loss	$(50,297)	$(8,646)

Basic and diluted net loss per share:
Net loss per share – basic and diluted	$(2.19)	$(0.38)
Weighted-average shares – basic and diluted	22,991	22,706
See accompanying notes to condensed consolidated financial statements.

3 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 3, 2026	22,860	$229	$32,454	$(611,158)	$(578,475)
Net loss	—	—	—	(50,297)	(50,297)
Stock-based compensation	292	2	2,824	—	2,826
Repurchases of common stock	(103)	(1)	(372)	—	(373)
Balance at April 4, 2026	23,049	$230	$34,906	$(661,455)	$(626,319)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2024	22,388	224	27,390	(479,200)	(451,586)
Net loss	—	—	—	(8,646)	(8,646)
Stock-based compensation	346	3	3,948	—	3,951
Repurchases of common stock	(74)	—	(563)	—	(563)
Balance at March 29, 2025	22,660	227	30,775	(487,846)	(456,844)
See accompanying notes to condensed consolidated financial statements.

4 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash flows from operating activities:
Net loss	$(50,297)	$(8,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,371	14,836
Stock-based compensation	2,826	3,951
Inventory obsolescence write off	2,099	—
Loss on disposal and impairment of leased assets	17,539	17
Deferred income taxes	—	(1,321)
Changes in operating assets and liabilities:
Accounts receivable	2,148	3,291
Inventories	1,918	(724)
Income taxes	482	736
Prepaid expenses and other assets	(4,266)	781
Accounts payable	3,818	8,784
Customer prepayments	3,811	(6,576)
Accrued compensation and benefits	4,354	(9,686)
Other taxes and withholding	(1,003)	(1,925)
Other accruals and liabilities	(3,551)	(6,144)
Net cash used in operating activities	(7,751)	(2,626)

Cash flows from investing activities:
Purchases of property and equipment	(5,441)	(4,599)
Net cash used in investing activities	(5,441)	(4,599)

Cash flows from financing activities:
Net increase in short-term borrowings	13,805	9,087
Repurchases of common stock	(373)	(563)
Debt issuance costs	(449)	(1,558)
Net cash provided by financing activities	12,983	6,966

Net decrease in cash and cash equivalents	(209)	(259)
Cash and cash equivalents, at beginning of period	1,693	1,950
Cash and cash equivalents, at end of period	$1,484	$1,691
See accompanying notes to condensed consolidated financial statements.

5 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 1. Business and Summary of Significant Accounting Policies
Business & Basis of Presentation
The Company prepared the condensed consolidated financial statements as of and for the three months ended April 4,
2026 of Sleep Number Corporation and its 100%-owned subsidiaries (Sleep Number or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and they reflect, in the opinion of management, all normal recurring adjustments, including the elimination of all intra-entity balances and transactions, necessary to present fairly its financial position as of April 4, 2026 and January 3, 2026, and the consolidated results of operations and cash flows for the periods presented. The historical and quarterly consolidated results of operations may not be indicative of the results that may be achieved for the full year or any future period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S.
Generally Accepted Accounting Principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the most recent audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026 and other recent filings with the SEC.
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
Accounting Pronouncements Recently Adopted
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit
Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. This guidance is effective for the Company for its fiscal year and all interim periods beginning January 4, 2026 on a prospective basis. The Company has elected the practical expedient under the standard which permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This simplifies the estimation process for short-term financial assets. The adoption of ASU 2025‑05 did not have a material impact on the
Company’s results of operations, cash flows or financial condition.
Going Concern
The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future.
Historically, the Company has relied principally on liquidity generated from operating activities to fund the Company’s day-
to-day operations and service its debt. The Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the future. Although the Company continues to pursue its turnaround strategy “Sleep Number Shifts,” centered on product, marketing and distribution, as well as ongoing cost savings and operating efficiencies, to reignite growth and increase financial resilience, the timing and realization of its turnaround strategy cannot be guaranteed to ensure sufficient cash flow is generated to provide liquidity to meet the Company’s obligations. While the Company was able to amend its Credit Agreement to provide that the lenders will forbear from

6 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
exercising certain rights and remedies in respect to certain events of default under the Credit Agreement (the “Specified
Defaults”) through the first week ending after July 1, 2026, and add a $25 million term loan facility with a maturity date of
June 30, 2026, the Company was not able to amend covenants beyond July 1, 2026 and therefore the Company anticipates that it will not remain in compliance with the financial covenants of its Credit Agreement for the next twelve months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
Management’s plan to address the substantial doubt about the Company’s ability to continue as a going concern, as described above, includes the following ongoing actions:
•execute the Company’s turnaround strategy centered on product, marketing and distribution with ongoing cost savings and operating efficiencies to reignite growth and increase financial resilience;
•following the recent amendment of the Credit Agreement, the Company continues to engage with lenders to fulfill the Company’s obligations under the credit facility and other provisions as needed; and
•work with financial advisors to negotiate with the lenders and identify and secure additional capital options, alternative financing arrangements, strategic alternatives, or other comprehensive solutions to address the
Company’s capital structure and leverage needs to return to growth and create long-term value.
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
 2. Fair Value Measurements
At both April 4, 2026 and January 3, 2026, the Company had $17 million of debt and equity securities that fund the deferred compensation plan and are classified in other non-current assets. The Company also had corresponding deferred compensation plan liabilities of $17 million at both April 4, 2026 and January 3, 2026 which are included in other non-current liabilities. The majority of the debt and equity securities are Level 1 as they trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Unrealized gains/(losses) on the debt and equity securities offset those associated with the corresponding deferred compensation plan liabilities.
During the three months ended April 4, 2026, the Company continued to initiate cost savings and operational efficiencies to reduce operating expenses and accelerate gross margin initiatives. As a result the Company recorded $22 million of restructuring costs during the quarter. Refer to Note 12, Restructuring Costs for additional information. In the $22 million, we recorded $18 million of long-lived asset impairment charges primarily related to lease right-of-use assets and property and equipment. The restructuring costs are included on the Company’s condensed consolidated statements of operations.
All non-recurring fair value remeasurements discussed above were based on significant unobservable inputs (Level 3).
The remaining carrying value of net long-lived assets subject to impairment approximates fair value and was immaterial as of April 4, 2026.
 3. Inventories
Inventories consisted of the following (in thousands):

	April 4, 2026	January 3, 2026
Raw materials	$6,244	$5,842
Work in progress	143	137
Finished goods	71,829	76,254
	$78,216	$82,233

7 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 4. Goodwill and Intangible Assets, Net
Goodwill and Indefinite-lived Intangible Assets
Goodwill was $64.0 million at both April 4, 2026 and January 3, 2026. Indefinite-lived trade name/trademarks totaled
$1.4 million at both April 4, 2026 and January 3, 2026.
Definite-lived Intangible Assets
Patents were $2.0 million at both April 4, 2026 and January 3, 2026. Accumulated amortization was $1.3 million at April 4,
2026 and $1.2 million at January 3, 2026. Amortization expense was $0.1 million for both the three months ended April 4,
2026 and March 29, 2025.
Annual amortization for patents for subsequent years is as follows (in thousands):

2026 (excluding the three months ended April 4, 2026 )	$166
2027	222
2028	156
2029	99
2030	45
Total future amortization for definite-lived intangible assets	$688
 5. Credit Agreement
As of April 4, 2026, the Company’s credit facility had a total commitment amount of $653 million. The credit facility, as amended, is for general corporate purposes and to meet seasonal working capital requirements. The Amended and
Restated Credit and Security Agreement, dated February 14, 2018, among the Company, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (as amended, the Credit Agreement)
provides the lenders with a collateral security interest in substantially all of the Company’s assets and those of its subsidiaries and requires the Company to comply with, among other things, a maximum Net Leverage Ratio and a minimum Interest Coverage Ratio. The carrying amount of the outstanding borrowings under the Credit Agreement approximates fair value because interest rates approximate the current rates available to the Company. Under the terms of the Credit Agreement, the Company pays a variable rate of interest and a commitment fee based on the amended terms below.
On November 4, 2025, the Company amended the Credit Agreement. The amendment, among other things: (a) extended the maturity date of the Credit Agreement to December 3, 2027; (b) reduced the revolving credit facility from $485 million to $475 million, which decreases further to $465 million on July 31, 2026; (c) replaced the leverage-based pricing grids used to determine the Applicable Margin and Applicable Commitment Fee Rate (each as defined in the Credit Agreement)
in favor of (I) with respect to Applicable Margin for Term SOFR Loans, 4.25% starting January 1, 2027 and continuing thereafter, and (II) with respect to the Applicable Commitment Fee Rate, 0.75% starting January 1, 2027 and continuing thereafter; (d) on each Regularly Scheduled Payment Date (as defined in the Credit Agreement) occurring on and after
March 31, 2027, increases the amortization of outstanding term loans an additional $1,250,000 (for an aggregate scheduled principal payment of $3,750,000); (e) terminated the accordion feature; (f) adjusted the permissible maximum
Net Leverage Ratio (as defined in the Credit Agreement) to (I) 4.75 to 1.00 for the quarterly reporting period ending April 4,
2026, (II) 4.80 to 1.00 for the quarterly reporting period ending July 4, 2026, and (III) 4.00 to 1.00 for each quarterly reporting period thereafter; (g) adjusts the Liquidity financial covenant so that the Company must ensure that liquidity is no lower than and $40 million for each monthly reporting period; (h) adjusts the permissible minimum Interest Coverage Ratio to (I) 2.10 to 1.00 for the quarterly reporting periods ending January 3, 2026 and April 4, 2026, (II) 1.80 to 1.00 for the
quarterly reporting period ending July 4, 2026, (III) 2.10 to 1.00 for the reporting period ending October 3, 2026, and (IV)
2.20 to 1.00 for each quarterly reporting period occurring thereafter; (i) adds a new quarterly minimum EBITDA covenant test that begins for the quarterly reporting period ending April 4, 2026; (j) adjusts the consolidated EBITDA calculation to include an addback for certain expenses and costs incurred for the trailing twelve months for discontinued operations, downsized functions and employment expenses for laid-off employees; and (k) provides for additional and more frequent

8 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
reporting requirements. In connection with the amendment, the Company also agreed to pay the lenders certain amendment fees and to reimburse the lenders for certain expenses.
On April 27, 2026, the Company entered into a Forbearance Agreement and Thirteenth Amendment (the “Thirteenth
Amendment”) amending the Credit Agreement. The amendment, among other things: (a) adds a $25 million term loan facility (the “2026 Term Loan”) that accrues interest at a rate per annum equal to the one-month term SOFR rate plus
8.00% and that matures on June 30, 2026, with a $5 million amortization payment due on June 1, 2026; (b) provides that the lenders will forbear from exercising certain rights and remedies in respect of certain events of default under the Credit
Agreement (the “Specified Defaults”), subject to certain forbearance termination events; (c) requires that cash interest payments in respect of all loans outstanding under the Credit Agreement be payable at least monthly; (d) permits the sale of the Company’s claim for certain tariff refunds; (e) requires mandatory prepayments of the loans outstanding under the
Credit Agreement with any proceeds received from certain asset sales, equity issuances, debt incurrences, insurance claims or condemnation or similar payments; (f) provides for additional and more frequent reporting requirements; (g)
adjusts the minimum liquidity financial covenant such that it does not apply from April 27, 2026 until the last Business Day of the first week ending after July 1, 2026; (h) requires that the Company not permit disbursements or new draws under the revolving credit facility outstanding under the Credit Agreement (the “Revolving Facility”) to exceed an agreed permitted variance amount; and (i) requires the Company to satisfy certain milestones, including milestones relating to the
Company’s efforts to consummate a strategic transaction that is designed to maximize enterprise value and provide for payment in full of the obligations under the Credit Agreement. Following such amendment, the Company was in compliance with all covenants (other than with respect to the Specified Defaults).
The following table summarizes the Company’s borrowings under the credit facility ($ in thousands):

	April 4, 2026	January 3, 2026
Outstanding borrowings	$605,600	$588,200
Outstanding letters of credit	$8,300	$8,800
Additional borrowing capacity	$38,600	$58,000
Weighted-average interest rate	7.8%	7.8%
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
payments for real estate taxes and certain building operating expenses for which the Company is obligated are not included in operating lease costs.
At April 4, 2026, the Company’s finance right-of-use (ROU) assets and lease liabilities were not significant.

9 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company evaluates its operating lease ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the three months ended April 4, 2026, certain office and retail locations have ceased operations or plan to cease operations in the near term but remain under lease obligations. As a result, the Company recorded impairment charges of $18 million, which are included in restructuring costs in the condensed consolidated statements of operations and cash flows. The Company continues to monitor its real estate footprint and may incur additional impairment charges in future periods.
Lease costs were as follows (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Operating lease costs(1)	$24,806	$26,537
Variable lease costs(2)	$(23)	$103
(1)Includes short-term lease costs which are not significant.
(2)Variable lease costs include adjustments to percentage rent.
The maturities of operating lease liabilities for subsequent years are as follows(1) (in thousands):

2026 (excluding the three months ended April 4, 2026)	$76,273
2027	90,860
2028	78,412
2029	57,745
2030	43,507
2031	31,089
Thereafter	30,179
Total operating lease payments(2)	408,065
Less: Interest	60,028
Present value of operating lease liabilities	$348,037
(1)Total operating lease payments exclude $2 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Includes the current portion of $79 million for operating lease liabilities.
Other information related to operating leases was as follows:

	April 4, 2026	January 3, 2026
Weighted-average remaining lease term (in years)	4.9	5.0
Weighted-average discount rate	6.7%	6.7%

	Three Months Ended
(in thousands)	April 4, 2026	March 29, 2025
Cash paid for amounts included in present value of operating lease liabilities(1)	$25,840	$26,589
Right-of-use assets obtained in exchange for operating lease liabilities	$14,323	$7,711
(1)Cash paid for amounts included in present value of operating lease liabilities are included within the change in other accruals and liabilities within the condensed consolidated statement of cash flows offset by non-cash right-of-use asset amortization and lease liability accretion.
 7. Repurchases of Common Stock
For the three months ended April 4, 2026 and March 29, 2025, we repurchased $0.4 million and $0.6 million of common stock in connection with the vesting of restricted stock grants. We made no purchases under the Board-approved stock purchase plan in either period. As of April 4, 2026, the remaining authorization under the Board-approved $600 million share repurchase program was $348 million.

10 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 8. Revenue Recognition
Deferred contract assets and deferred contract liabilities are included in the condensed consolidated balance sheets as follows (in thousands):

	April 4, 2026	January 3, 2026
Deferred contract assets included in:
Other current assets	$25,969	$28,704
Other non-current assets	29,404	33,522
	$55,373	$62,226

	April 4, 2026	January 3, 2026
Deferred contract liabilities included in:
Other current liabilities	$32,139	$35,690
Other non-current liabilities	35,725	40,961
	$67,864	$76,651
Deferred revenue and costs related to SleepIQ® technology are currently recognized on a straight-line basis over the product's estimated life of 4.5 years because the Company’s inputs are generally expended evenly throughout the performance period. During the three months ended April 4, 2026 and March 29, 2025, the Company recognized revenue of $11 million and $10 million, respectively, that was included in the deferred contract liability balances at the beginning of the respective periods.
Revenue from goods and services transferred to customers at a point in time accounted for approximately 97% of revenues for both the three months ended April 4, 2026 and March 29, 2025.
Net sales were as follows (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Retail stores	$277,637	$344,442
Online, phone, chat and other	41,350	48,819
Total Company	$318,987	$393,261
Obligation for Sales Returns
The activity in the sales returns liability account was as follows (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Balance at beginning of year	$12,817	$19,092
Additions that reduce net sales	11,496	18,787
Deductions from reserves	(12,047)	(21,102)
Balance at end of period	$12,266	$16,777

11 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
 9. Stock-Based Compensation Expense
Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Stock awards(1)	$2,646	$2,933
Stock options	180	1,018
Total stock-based compensation expense (1)	$2,826	$3,951
(1) Changes in stock-based compensation expense include the cumulative impact of the change in the expected achievements of certain performance targets.
 10. Profit Sharing and 401(k) Plan
Under the Company’s profit sharing and 401(k) plan, eligible employees may defer up to 50% of their compensation on a pre-tax basis, subject to Internal Revenue Service limitations. Each pay period, the Company makes a contribution equal to a percentage of the employee’s contribution. Effective October 10, 2025, the Company suspended the 401(k) matching contribution due to current business performance. During the three months ended March 29, 2025, the Company’s contributions, net of forfeitures, $1.8 million.
 11. Net Loss per Common Share
The components of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net loss	$(50,297)	$(8,646)
Reconciliation of weighted-average shares outstanding:
Basic weighted-average shares outstanding	22,991	22,706
Dilutive effect of stock-based awards	—	—
Diluted weighted-average shares outstanding	22,991	22,706
Net loss per share – basic and diluted	$(2.19)	$(0.38)
For the three month periods ended April 4, 2026 and March 29, 2025, otherwise dilutive stock-based awards have been excluded from the calculation of diluted weighted-average shares outstanding, as their inclusion would have had an anti-
dilutive effect on our net loss per diluted share. Additional potential dilutive stock-based awards totaling 3.1 million and
1.9 million for the three months ended April 4, 2026 and March 29, 2025, respectively, have been excluded from the diluted net loss per share calculations because these stock-based awards were anti-dilutive.
 12. Restructuring Costs
In the fourth quarter of 2023, the Company initiated cost reduction actions to reduce operating expenses and accelerate gross margin initiatives, and recognized $84.5 million of restructuring costs through January 3, 2026. The Company has incurred an additional $21.7 million and of restructuring costs during the three months ended April 4, 2026. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges and are included in restructuring costs in the Company’s condensed consolidated statement of operations. The Company expects approximately $2 million of additional restructuring costs to be incurred through the remainder of 2026, primarily due to severance and employee-related benefits, contract termination costs, and asset impairment charges.

12 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table provides a summary of the Company’s restructuring costs during the three months ended April 4, 2026 and March 29, 2025 (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash restructuring costs:
Contract termination costs(1)	$1,551	$(114)
Severance and employee-related benefits	1,134	157
Professional fees and other	1,512	17
Total cash restructuring costs	4,197	60
Non-cash restructuring costs:
Asset impairments(2)	17,539	—
Total restructuring costs	$21,736	$60
(1) Primarily comprised of lease termination costs. Costs incurred during the three months ended March 29, 2025 were favorable to original estimates.
(2) Primarily comprised of impairments of lease right-of-use assets and property and equipment.
The following table provides the activity in the Company’s restructuring related liabilities, which are included within accounts payable, compensation and benefits and other current liabilities on the condensed consolidated balance sheet
(in thousands):

	April 4, 2026	January 3, 2026
Balance at the beginning of year	$6,076	$3,341
Expenses	4,197	19,754
Cash payments	(4,133)	(17,019)
Balance at the end of the period	$6,140	$6,076
Since the initiation of cost reduction actions in the fourth quarter of 2023, the Company has recognized a cumulative
$106.2 million of restructuring costs, as follows (in thousands):

Cumulative
April 4, 2026
Cash restructuring costs:
Contract termination costs(1)	$24,396
Severance and employee-related benefits	18,856
Professional fees and other	9,073
Total cash restructuring costs	52,325
Non-cash restructuring costs:
Asset impairments(2)	53,902
Total restructuring costs	$106,227
(1)Primarily comprised of strategic-development partner contract termination costs and lease termination costs.
(2) Primarily comprised of impairments of strategic-development partner long-lived assets, lease right-of-use assets and property and equipment.

13 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
13. Income Taxes
Income tax expense was $0.3 million for the three months ended April 4, 2026, compared with income tax benefit of
$0.6 million for the same period one year ago.
The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. As part of this evaluation, the Company assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative. This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. On the basis of this evaluation, as of April 4, 2026, a valuation allowance of $55 million has been recorded to recognize only a portion of the deferred tax asset that is more likely than not to be realized. The Company continues to assess the need for the valuation allowance and will make adjustments when appropriate.
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
The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM
(in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net Sales	$318,987	$393,261

Less:
Cost of sales	(134,372)	(152,726)
Marketing expenses	(79,102)	(97,940)
Selling expenses	(81,693)	(91,163)
General and administrative	(33,592)	(38,619)
Research and development	(5,348)	(10,903)
Restructuring costs	(21,736)	(60)
Interest expense	(13,103)	(11,081)
Income tax (expense) benefit	(338)	585
Net loss	$(50,297)	$(8,646)

14 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SLEEP NUMBER CORPORATION
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Commitments and Contingencies
Warranty Liabilities
The activity in the accrued warranty liabilities account was as follows (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Balance at beginning of period	$5,656	$6,947
Additions charged to costs and expenses for current-year sales	2,522	3,131
Deductions from reserves	(2,541)	(3,162)
Changes in liability for pre-existing warranties during the current year, including expirations	86	(405)
Balance at end of period	$5,723	$6,511
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
injunctive relief, damages and attorney’s fees. Sleep Number moved to dismiss the amended complaint, which motion the
Magistrate recommended be granted by the Court without prejudice. The Magistrate’s recommendation is pending with the Court.

15 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

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
•Ability to achieve the improvements, growth, cost-savings, efficiencies and other benefits related to its turnaround strategy to avoid adverse effects and the costs to implement its turnaround strategy;
•Ability to continue as a going concern;
•Access to additional capital and its access to such capital or alternative financing options may depend on factors beyond the Company’s control or require the Company to accept unfavorable terms;
•Ability to manage the Company’s credit agreement, which contains financial covenants and other restrictions on our actions;
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
•Risks inherent in global-sourcing activities, including tariffs, foreign regulation, geo-political turmoil, war, pandemics, labor challenges, foreign currency fluctuations, inflation, climate or other disasters and resulting supply shortages, and production and delivery delays and disruptions;
~~•~~Operating with minimal levels of inventory, which may leave the Company vulnerable to supply shortages;

16 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

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
•Risks associated with advancements in, adoption of or the failure to effectively adopt, artificial intelligence and related technologies;
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
vertically integrated operating model and a team member culture of individuality.
The Company’s 3,000 mission-driven team members are focused on driving value creation, including our exclusive direct-
to-consumer selling in 577 stores and online, which meets customers whenever and wherever they choose to provide an

17 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

exceptional experience and a lifelong relationship. Additionally, the Company partners with world-leading institutions to bring the power of 40 billion hours of longitudinal sleep data to sleep science and research.
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
Highlights
Financial highlights for the three months ended April 4, 2026 were as follows:
•Net sales for the three months ended April 4, 2026 decreased 19% to $319 million, compared with $393 million for the same period one year ago. Demand was impacted by ongoing industry demand pressure and lower store traffic.
•The net sales change resulted from a 16% comparable sales decrease in Total Retail. For additional details, see the components of total net sales change on page 19.
•Average sales per store (sales for stores open at least one year, Total Retail, including online, phone and chat) on a trailing twelve-month basis for the period ended April 4, 2026 totaled $2.2 million, compared with $2.5 million for the same period one year ago.
•Operating loss for the three months ended April 4, 2026 was $37 million, compared with operating income of
$2 million for the same period one year ago. The $39 million decrease in operating income was driven by the lower gross profit, partially offset by a $17 million reduction in operating expenses. The Company’s first quarter operating loss rate was impacted by the deleveraging impact of the 19% decrease in net sales.
•Adjusted EBITDA for the three months ended April 4, 2026 was $6 million, compared to $22 million for the same period one year ago. The decrease was primarily due to higher net loss when compared to the same period one year ago, partially offset by an increase restructuring costs and other non-recurring items. For additional details, see Non-
GAAP Data Reconciliations section on page 24.
•Gross profit margin of 57.9% for the three months ended April 4, 2026 compared to 61.2% for the same period one year ago. See the gross profit discussion on page 20 for additional details.

18 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

•The $17 million year-over-year reduction in the Company’s operating expenses was due to lower sales and marketing expenses, general and administrative expenses, and research and development expenses, partially offset by higher restructuring costs.
•Net loss for the three months ended April 4, 2026 was $50 million, compared with $9 million for the same period one year ago. Net loss per diluted share was $2.19, compared with $0.38 for the same period one year ago.
•The Company’s adjusted return on invested capital (Adjusted ROIC) was negative 13.1% on a trailing twelve-month basis for the period ended April 4, 2026, compared with 7.2% for the comparable period one year ago. For additional details, see Non-GAAP Data Reconciliations section beginning on page 24.
•The Company used $8 million in cash from operating activities for the three months ended April 4, 2026, compared with $3 million for the same period one year ago.
•Free cash flow used $13 million for the three months ended April 4, 2026, compared with $7 million used for the same period one year ago. For additional details, see Non-GAAP Data Reconciliations section on page 24.
•As of April 4, 2026, the Company had $606 million of borrowings under its credit facility.
The following table sets forth the Company’s results of operations expressed as dollars and percentages of net sales.
Figures are in millions, except percentages and per share amounts. Amounts may not add due to rounding differences.

	Three Months Ended
	April 4, 2026		March 29, 2025
Net sales	$319.0	100.0%	$393.3	100.0%
Cost of sales	134.4	42.1%	152.7	38.8%
Gross profit	184.6	57.9%	240.5	61.2%
Operating expenses:
Sales and marketing	160.8	50.4%	189.1	48.1%
General and administrative	33.6	10.5%	38.6	9.8%
Research and development	5.3	1.7%	10.9	2.8%
Restructuring costs	21.7	6.8%	0.1	0.0%
Total operating expenses	221.5	69.4%	238.7	60.7%
Operating (loss) income	(36.9)	(11.6%)	1.9	0.5%
Interest expense, net	13.1	4.1%	11.1	2.8%
Loss before income taxes	(50.0)	(15.7%)	(9.2)	(2.3%)
Income tax expense (benefit)	0.3	0.1%	(0.6)	(0.1%)
Net loss	$(50.3)	(15.8%)	$(8.6)	(2.2%)

Net loss per share:
Basic and diluted	$(2.19)		$(0.38)

Weighted-average number of common shares:
Basic and diluted	23.0		22.7
The percentage of total net sales, by dollar volume, was as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Retail stores	87.0%	87.6%
Online, phone, chat and other	13.0%	12.4%
Total Company	100.0%	100.0%

19 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

The components of total net sales change, including comparable net sales changes, were as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Sales change rates:
Retail comparable-store sales (1)	(17%)	(15%)
Online, phone and chat	(15%)	(12%)
Total Retail comparable sales change (1)	(16%)	(15%)
Net opened/closed stores and other	(3%)	(1%)
Total Company	(19%)	(16%)
(1)Stores are included in the comparable-store calculations in the 13th full month of operations. Stores that have been remodeled or repositioned within the same shopping center remain in the comparable-store base.
Other sales metrics were as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Average sales per store (1) (in thousands)	$2,170	$2,495
Average sales per square foot (1)	$700	$807
Stores > $2 million in net sales (2)	31%	51%
Stores > $3 million in net sales (2)	6%	15%
Average revenue per mattress unit – Total Retail (3)	$6,021	$5,992
(1)Trailing-twelve months Total Retail comparable sales per store open at least one year.
(2)Trailing-twelve months for stores open at least one year (excludes Online, Phone and Chat sales).
(3)Represents Total Retail net sales divided by Total Retail mattress units.
The number of retail stores operating was as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Beginning of period	600	640
Opened	—	2
Closed	(23)	(5)
End of period	577	637

20 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

Comparison of Three Months Ended April 4, 2026 with Three Months Ended March 29, 2025
Net sales
Net sales for the three months ended April 4, 2026 of $319 million decreased 19% from $393 million for the same period one year ago driven by lower volume and reduced store count. Macro environment and weather conditions in January and early February in the three months ended April 4, 2026 had a significant negative impact on net sales. The net sales change consisted primarily of a 16% Total Retail comparable sales decrease.
The $74 million net sales decrease compared with the same period one year ago was comprised of the following: (i) a
$54 million decrease in Total Retail comparable net sales; (ii) a $7 million decrease from online, phone and chat; and (iii) a
$13 million decrease from net store closings and other. Total Retail mattress unit sales decreased 19% compared with the prior year. Total Retail average revenue per mattress unit increased to $6,021, compared with $5,992 in the prior-year period.
Gross profit
Gross profit of $185 million for the three months ended April 4, 2026 decreased by $56 million, or 23%, compared with
$241 million for the same period one year ago. The gross profit margin totaled 57.9% of net sales for the three months ended April 4, 2026, compared to 61.2% in the prior-year comparable period.
The current-year gross profit margin decrease of 3.3 ppt was affected by the following items: (i) an unfavorable product mix decreased the rate by 1.4 ppt; (ii) unfavorable cost variances and other non-mattress unit sales and warranty related revenue deleveraged the rate by 1.4 ppt; and (iii) higher discounts on close-out models deleveraged the rate by 0.5 ppt.
Sales and marketing expenses
Sales and marketing expenses for the three months ended April 4, 2026 were $161 million, or 50.4% of net sales, compared with $189 million, or 48.1% of net sales, for the same period one year ago. The current-year sales and marketing expenses rate increase of 2.3 ppt. was primarily due to the deleveraging impact of an 19% net sales decline, partially offset by a 15% decrease in sales and marketing expenses including a 32% lower media spend.
General and administrative expenses
General and administrative (G&A) expenses totaled $34 million, or 10.5% of net sales, for the three months ended April 4,
2026, compared with $39 million, or 9.8% of net sales, in the prior-year period. The changes in G&A expenses consisted mainly of: (i) a $3 million decrease in employee compensation; (ii) a $2 million year-over-year decrease in company-wide, performance-based incentive compensation; and (iii) a $1 million decrease in depreciation and amortization; offset by (iv)
a $1 million increase in professional and consulting fees. The G&A expenses rate increased by 0.7 ppt. in the current-year period, compared with the same period one year ago due to the items discussed above offset by the deleveraging impact of lower net sales.
Research and development expenses
Research and development (R&D) expenses totaled $5 million for the three months ended April 4, 2026, compared with
$11 million with the same period one year ago. While the Company’s consumer innovation pipeline remains robust, it is re-
prioritizing R&D resources in this highly constrained environment. Moving forward, the Company’s innovation agenda will focus on maintaining and improving the Company’s core technologies and introducing additional advancements, while driving costs out of the product.
Interest expense, net
Interest expense, net totaled $13 million for the three months ended April 4, 2026, compared to $11 million for the same period one year ago. The increase was due to an increase in the average debt outstanding compared to the same period one year ago offset slightly by a lower weighted-average interest rate.

21 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

Restructuring Costs
Restructuring costs for the three months ended April 4, 2026 were $22 million, compared with $0.1 million for the same period one year ago. Charges incurred related to this initiative were comprised of contract termination costs, severance and employee-related benefits, professional fees and other, and asset impairment charges. These costs are included in the restructuring costs line in the Company’s condensed consolidated statement of operations. The Company expects an additional $2 million of restructuring costs to be incurred through the remainder of 2026, primarily due to severance and employee-related benefits, contract termination costs, and asset impairment charges. See Note 12, Restructuring Costs, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Information, of this
Quarterly Report on Form 10-Q for further information on restructuring costs.
Income tax expense (benefit)
Income tax expense was $0.3 million for the three months ended April 4, 2026, compared with a benefit of $0.6 million for the same period one year ago. The change in income tax expense was primarily due to state tax expense and discrete items recognized in the three months ended April 4, 2026, while federal tax losses did not create a benefit due to the deferred tax valuation allowance.
The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required.
As part of this evaluation, the Company assess whether valuation allowances should be established for any deferred tax assets that are not considered more likely than not to be realized, using all available evidence, both positive and negative.
This assessment considers, among other matters, the nature, frequency, and severity of historical losses, forecasts of future profitability, taxable income in available carryback periods and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. On the basis of this evaluation, as of April 4, 2026, a valuation allowance of $55 million has been recorded to recognize only a portion of the deferred tax asset that is more likely than not to be realized. The Company continues to assess the need for the valuation allowance and will make adjustments when appropriate.
Liquidity and Capital Resources
Going Concern Considerations
The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future.
Historically, the Company has relied principally on liquidity generated from operating activities to fund the Company’s day-
to-day operations and service its debt. The Company has a history of net losses and negative operating cash flows and expects to continue to incur additional losses in the future. Although the Company continues to pursue its turnaround strategy “Sleep Number Shifts,” centered on product, marketing and distribution, as well as ongoing cost savings and operating efficiencies, to reignite growth and increase financial resilience, the timing and realization of its turnaround strategy cannot be guaranteed to ensure sufficient cash flow is generated to provide liquidity to meet the Company’s obligations. While the Company was able to amend its Credit Agreement to provide that the lenders will forbear from exercising certain rights and remedies in respect to certain events of default under the Credit Agreement (the “Specified
Defaults”) through the first week ending after July 1, 2026, and add a $25 million term loan facility with a maturity date of
June 30, 2026, the Company was not able to amend covenants beyond July 1, 2026 and therefore the Company anticipates that it will not remain in compliance with the financial covenants of its Credit Agreement for the next twelve months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
Management’s plan to address the substantial doubt about the Company’s ability to continue as a going concern, as described above, includes the following ongoing actions:
•execute the Company’s turnaround strategy centered on product, marketing and distribution with ongoing cost savings and operating efficiencies to reignite growth and increase financial resilience;
•following the recent amendment of the Credit Agreement, the Company continues to engage with lenders to fulfill the Company’s obligations under the credit facility and other provisions as needed; and
•work with financial advisors to negotiate with the lenders and identify and secure additional capital options, alternative financing arrangements, strategic alternatives, or other comprehensive solutions to address the
Company’s capital structure and leverage needs to return to growth and create long-term value.

22 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

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
Sources and Uses of Cash
Managing liquidity and capital resources is an important part of the Company’s commitment to deliver superior shareholder value over time.
The Company’s primary sources of liquidity are cash flows provided by operating activities and cash available under its
$653 million revolving credit facility, as amended. As of April 4, 2026, the Company did not have any off-balance sheet financing other than its $8 million in outstanding letters of credit. As discussed above in Going Concern Considerations, the cash anticipated to be generated from ongoing operations and cash available under its Credit Agreement are not expected to be sufficient to generate adequate liquidity to meet the Company’s obligations over the next twelve months.
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
On November 4, 2025, the Company amended the Credit Agreement. The amendment, among other things: (a) extended the maturity date of the Credit Agreement to December 3, 2027; (b) reduced the revolving credit facility from $485 million to $475 million, which decreases further to $465 million on July 31, 2026; (c) replaced the leverage-based pricing grids used to determine the Applicable Margin and Applicable Commitment Fee Rate (each as defined in the Credit Agreement)
in favor of (I) with respect to Applicable Margin for Term SOFR Loans, 4.25% starting January 1, 2027 and continuing thereafter, and (II) with respect to the Applicable Commitment Fee Rate, 0.75% starting January 1, 2027 and continuing thereafter; (d) on each Regularly Scheduled Payment Date (as defined in the Credit Agreement) occurring on and after
March 31, 2027, increases the amortization of outstanding term loans an additional $1,250,000 (for an aggregate scheduled principal payment of $3,750,000); (e) terminated the accordion feature; (f) adjusted the permissible maximum
Net Leverage Ratio (as defined in the Credit Agreement) to (I) 4.75 to 1.00 for the quarterly reporting period ending April 4,
2026, (II) 4.80 to 1.00 for the quarterly reporting period ending July 4, 2026, and (III) 4.00 to 1.00 for each quarterly reporting period thereafter; (g) adjusts the Liquidity financial covenant so that the Company must ensure that liquidity is no lower than and $40 million for each monthly reporting period; (h) adjusts the permissible minimum Interest Coverage Ratio to (I) 2.10 to 1.00 for the quarterly reporting periods ending January 3, 2026 and April 4, 2026, (II) 1.80 to 1.00 for the
quarterly reporting period ending July 4, 2026, (III) 2.10 to 1.00 for the reporting period ending October 3, 2026, and (IV)
2.20 to 1.00 for each quarterly reporting period occurring thereafter; (i) adds a new quarterly minimum EBITDA covenant test that begins for the quarterly reporting period ending April 4, 2026; (j) adjusts the consolidated EBITDA calculation to include an addback for certain expenses and costs incurred for the trailing twelve months for discontinued operations, downsized functions and employment expenses for laid-off employees; and (k) provides for additional and more frequent reporting requirements. In connection with the amendment, the Company also agreed to pay the lenders certain amendment fees and to reimburse the lenders for certain expenses.
On April 27, 2026, the Company entered into a Forbearance Agreement and Thirteenth Amendment (the “Thirteenth
Amendment”) amending the Credit Agreement. The amendment, among other things: (a) adds a $25 million term loan facility (the “2026 Term Loan”) that accrues interest at a rate per annum equal to the one-month term SOFR rate plus
8.00% and that matures on June 30, 2026, with a $5 million amortization payment due on June 1, 2026; (b) provides that the lenders will forbear from exercising certain rights and remedies in respect of certain events of default under the Credit
Agreement (the “Specified Defaults”), subject to certain forbearance termination events; (c) requires that cash interest payments in respect of all loans outstanding under the Credit Agreement be payable at least monthly; (d) permits the sale of the Company’s claim for certain tariff refunds; (e) requires mandatory prepayments of the loans outstanding under the
Credit Agreement with any proceeds received from certain asset sales, equity issuances, debt incurrences, insurance claims or condemnation or similar payments; (f) provides for additional and more frequent reporting requirements; (g)
adjusts the minimum liquidity financial covenant such that it does not apply from April 27, 2026 until the last Business Day of the first week ending after July 1, 2026; (h) requires that the Company not permit disbursements or new draws under

23 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

the revolving credit facility outstanding under the Credit Agreement (the “Revolving Facility”) to exceed an agreed permitted variance amount; and (i) requires the Company to satisfy certain milestones, including milestones relating to the
Company’s efforts to consummate a strategic transaction that is designed to maximize enterprise value and provide for payment in full of the obligations under the Credit Agreement. Following such amendment, the Company was in compliance with all covenants (other than with respect to the Specified Defaults).
In connection with the Thirteenth Amendment, (i) on April 27, 2026, the 2026 Term Loan was fully funded and the
Company also drew down $2.7 million of revolving loans under the Revolving Facility, such that the aggregate principal amount of outstanding revolving loans was $447.2 million, and (ii) the Company agreed to pay the lenders certain amendment fees and to reimburse the lenders for certain expenses.
The Company’s management believes that its existing cash on hand combined with its anticipated future net losses may be insufficient to fund its operations and debt obligations for at least the next 12 months. The Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, which is not alleviated, for one year from the date of issuance of this Quarterly Report on Form 10-Q. The Company’s future capital requirements will depend on many factors, including, but not limited to, amending or waiving financial covenants of the
Credit Agreement, the successful execution of any future financing arrangements, its ability to achieve cost efficiencies and the success of its turnaround strategy. To the extent that the Company’s existing cash balance and ongoing cash from operations is insufficient to fund its future activities, the Company may need to raise additional funds through public or private equity or debt financing, and such funds may not be available on acceptable terms. If sufficient cash from operations or external funding is not available, the Company would be unable to adequately fund its business plan and the
Company’s business, results of operations, cash flows and financial condition would be materially and adversely affected.
At April 4, 2026, the Company had an aggregate amount of $606 million of borrowings outstanding under its credit agreement, including $178 million in outstanding term loans and $428 million outstanding under its revolving credit facility, along with $8 million in outstanding letters of credit. Availability under the revolving credit facility amounted to $39 million.
At April 4, 2026, the weighted-average interest rate on borrowings under the credit facility was 7.8%. Following such amendment, the Company was in compliance with all covenants (other than with respect to the Specified Defaults).
Cash Flow Information
Cash and cash equivalents totaled $1 million and $2 million at April 4, 2026 and January 3, 2026, respectively. The following table summarizes cash flows (dollars in millions). Amounts may not add due to rounding differences:

	Three Months Ended
	April 4, 2026	March 29, 2025
Total cash (used in) provided by:
Operating activities	$(7.8)	$(2.6)
Investing activities	(5.4)	(4.6)
Financing activities	13.0	7.0
Net decrease in cash and cash equivalents	$(0.2)	$(0.3)
Cash used in operating activities for the three months ended April 4, 2026 was $8 million, compared with $3 million for the three months ended March 29, 2025. Significant components of the year-over-year change in cash provided by operating activities included: (i) a $42 million year-over-year increase in net loss; (ii) a $5 million fluctuation in accounts payable due to timing of payments; a $5 million change in prepaid expenses and other current assets; offset by (iv) a $18 million fluctuation in the impairment of lease and store related assets; (v) a $14 million fluctuation in the amount of compensation and benefits accrued and timing of the related payments resulting from year-over-year changes in Company-wide performance-based incentive compensation; a $10 million fluctuation in customer prepayments, and (iii) a $3 million fluctuation in inventory balances.
Net cash used in investing activities for the both the three months ended April 4, 2026 and March 29, 2025 was $5 million, and was due to the purchases of property and equipment.
Net cash provided by financing activities was $13 million for the three months ended April 4, 2026, compared with $7 million for the same period one year ago. Short-term borrowings increased by $14 million during the current-year period

24 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

due to a $17 million increase in borrowings under the revolving credit facility to $606 million and a $4 million decrease in book overdrafts, which are included in the net change in short-term borrowings. During both the three months ended
April 4, 2026 and March 29, 2025, the Company repurchased $0.5 million of its stock in connection with the vesting of employee restricted stock awards.
Share Repurchases
In the second quarter of fiscal 2022, the Company suspended share repurchases under its Board-approved share repurchase program. At April 4, 2026, there was $348 million remaining authorization under the Board-approved
$600 million share repurchase program. There is no expiration date governing the period over which the Company can repurchase shares. The Company made no share repurchases under its Board-approved share repurchase program in either period.
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
Adjusted EBITDA may not be comparable to similarly titled definitions used by other companies. The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to the comparable GAAP financial measure.
Adjusted EBITDA calculations are as follows (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Net loss	$(50,297)	$(8,646)	$(173,609)	$(21,498)
Income tax expense (benefit)	338	(585)	36,907	(6,472)
Interest expense	13,103	11,081	51,404	47,150
Depreciation and amortization	11,126	14,406	49,889	62,240
Stock-based compensation	2,827	3,951	5,158	11,278
Restructuring costs(1)	21,736	60	72,373	7,526
Other non-recurring items(2)	6,917	1,774	19,841	2,772
Asset impairments	—	—	—	1,220
Adjusted EBITDA	$5,750	$22,041	$61,963	$104,216
(1) Represents costs related to business restructuring actions. See Note 12, Restructuring Costs, of the Notes to Condensed Consolidated Financial
Statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information on restructuring costs.
(2) Non‑recurring costs represent discrete, non‑operational items, including obsolete inventory associated with the Company’s product transition, strategic alternative legal and advisory fees, executive transition and search fees, proxy contest costs, public debt issuance cost write-off, tax matters and other non‑routine professional and bank fees. These amounts are treated as permitted add-backs in the calculation of Adjusted
EBITDA in accordance with the Company’s Credit Agreement.

25 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

Free Cash Flow
The Company’s “free cash flow” data is considered a non-GAAP financial measure and is not in accordance with, or preferable to, “net cash provided by operating activities,” or GAAP financial data. However, the Company is providing this information as it believes it facilitates analysis for investors and financial analysts.
The following table summarizes free cash flow calculations (in thousands):

	Three Months Ended		Trailing-Twelve Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Net cash used in operating activities	$(7,751)	$(2,626)	$(8,408)	$(9,228)
Subtract: Purchases of property and equipment	5,441	4,599	15,249	18,796
Free cash flow	$(13,192)	$(7,225)	$(23,657)	$(28,024)
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
The tables below reconcile adjusted net operating profit after taxes (Adjusted NOPAT) and total adjusted invested capital, which are non-GAAP financial measures, to the comparable GAAP financial measures (in thousands):

	Trailing-Twelve Months Ended
	April 4, 2026	March 29, 2025
Adjusted net operating profit after taxes (Adjusted NOPAT)
Operating income	$(85,299)	$19,180
Add: Operating lease expense (1)	23,832	26,098
Less: Income taxes (2)	7,902	(10,022)
Adjusted NOPAT	$(53,565)	$35,256

Average adjusted invested capital
Total deficit	$(626,317)	$(456,844)
Add: Long-term debt (3)	605,720	557,921
Add: Operating lease obligations (4)	348,037	376,909
Total adjusted invested capital at end of period	$327,440	$477,986

Average adjusted invested capital (5)	$408,437	$487,361

Adjusted return on invested capital (Adjusted ROIC) (6)	(13.1%)	7.2%
(1) Represents the interest expense component of lease expense included in the Company’s financial statements under ASC 842, Leases.
(2) Reflects annual effective income tax rates, before discrete adjustments, of 12.9% and 22.1% for April 4, 2026 and March 29, 2025, respectively.
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
by investors and financial analysts.
GAAP - generally accepted accounting principles in the U.S.

26 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

Critical Accounting Policies
The Company discusses its critical accounting policies and estimates in Management’s Discussion and Analysis of
Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended
January 3, 2026. There were no significant changes in the Company’s critical accounting policies since the end of fiscal
2025.

27 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to changes in market-based short-term interest rates that will impact net interest expense. If overall interest rates were one percentage point higher than current rates, annual net income would decrease by
$5.3 million based on the $606 million of borrowings under the credit facility at April 4, 2026. The Company does not manage the interest-rate volatility risk of borrowings under the credit facility through the use of derivative instruments.
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
Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 4,
2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

28 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES
OF EQUITY SECURITIES
(a) – (b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 4, 2026 through January 31, 2026	2,219	$10.49	—	$348,071,000
February 1, 2026 through February 28, 2026	320	$9.42	—	$348,071,000
March 1, 2026 through April 4, 2026	100,752	$3.44	—	$348,071,000
Total	103,291	$3.61	—	$348,071,000
(1)The Company did not purchase any shares under its Board-approved $600 million share repurchase program (effective April 4, 2021), during the three months ended April 4, 2026.
(2)In connection with the vesting of employee restricted stock grants, the Company repurchased 103,291 shares of its common stock at a cost of
$0.4 million during the three months ended April 4, 2026.
(3)There is no expiration date governing the period over which the Company can repurchase shares under its Board-approved share repurchase program. Any repurchased shares are constructively retired and returned to an unissued status.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

29 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plan and Non-rule 10b5-1 Trading Arrangement Adoptions, Modifications and Terminations
During the quarter ended April 4, 2026, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of
SEC Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Thirteenth Amendment to Amended and Restated Credit and Security Agreement, dated as of April 27,
2026 among Sleep Number Corporation, U.S. Bank National Association and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 contained in Sleep Number’s Current Report on Form 8-K filed April 28, 2026 (File No. 000-25121))

10.2*
Sixth Amendment, dated April 30, 2026, to Lease Agreement between CLAR Minneapolis Lessee, LLC, as landlord (successor in interest to Legacy 1001 Minneapolis Venture, LLC), and Sleep Number
Corporation, as Tenant, dated October 21, 2026, as amended

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed Herein.
†        Management contract or compensatory plan or arrangement.

30 | 1Q 2026 FORM 10-Q	SLEEP NUMBER CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLEEP NUMBER CORPORATION
(Registrant)

Dated:	May 12, 2026	By:	/s/ Linda Findley
Linda Findley
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Amy K. O’Keefe
Amy K. O’Keefe
Chief Financial Officer
(principal financial officer)

		By:	/s/ Kelly F. Baker
Kelly F. Baker
Principal Accounting Officer
(principal accounting officer)